Form 10-Q
period 1996-06-30
EASTMAN CHEMICAL CO
filed 1996-08-06
CIK 915389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from           to
                                      -----------  -----------

                       Commission file number 1-12626

                            EASTMAN CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)


                Delaware                           62-1539359
   (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)               Identification No.)

          100 N. Eastman Road
          Kingsport, Tennessee                        37660
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (423) 229-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      X                No
        ---                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                Number of Shares Outstanding at
                    Class                            June 30, 1996

    Common Stock, par value $0.01 per share            78,267,447


            -----------------------------------------------------


                 PAGE 1 OF 35 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 18

                              TABLE OF CONTENTS


- - - --------------------------------------------------------------------------------
       ITEM                                                                 PAGE
- - - --------------------------------------------------------------------------------

                                PART I.  FINANCIAL INFORMATION
1. Financial Statements................................................     3-7


2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...............................................     8-13

                                PART II.  OTHER INFORMATION

1. Legal Proceedings...................................................       14

4. Submission of Matters to a Vote of Security Holders.................       14

6. Exhibits and Reports on Form 8-K....................................       16

                                        SIGNATURES

   Signatures..........................................................       17

                             PART I.  FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

Item                                                          Page

Consolidated statements of earnings and retained earnings       4

Consolidated statements of financial position                   5

Consolidated statements of cash flows                           6

Notes to consolidated financial statements                      7

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                (Dollars in millions, except per share amounts)


                                                        Second Quarter     First Six Months
                                                        1996     1995      1996       1995

Sales                                                  $1,241   $1,321    $2,502     $2,553
Cost of sales                                             922      927     1,862      1,809
                                                       ------   ------    ------     ------
Gross profit                                              319      394       640        744

Selling and general administrative expenses                85       89       169        169
Research and development costs                             44       40        90         82
                                                       ------   ------    ------     ------
Operating earnings                                        190      265       381        493

Interest expense                                           20       20        35         39
Other (income) charges, net                                (7)     (10)       (9)       (14)
                                                       ------   ------    ------     ------
Earnings before income taxes                              177      255       355        468

Provision for income taxes                                 65       97       131        178
                                                       ------   ------    ------     ------
Net earnings                                           $  112   $  158    $  224     $  290
                                                       ======   ======    ======     ======
Net earnings per share                                 $ 1.41   $ 1.90    $ 2.80     $ 3.48
                                                       ======   ======    ======     ======
Retained earnings at beginning of period               $1,763   $1,357    $1,684     $1,258
Net earnings                                              112      158       224        290
Cash dividends declared                                   (33)     (33)      (66)       (66)
                                                       ------   ------    ------     ------
Retained earnings at end of period                     $1,842   $1,482    $1,842     $1,482
                                                       ======   ======    ======     ======






The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (Dollars in Millions)


                                                                         June 30,   December 31,
                                                                           1996         1995

Assets
Current assets
  Cash and cash equivalents                                              $   59        $  100
  Receivables                                                               852           802
  Inventories                                                               454           467
  Other current assets                                                      125           100
                                                                         ------        ------
     Total current assets                                                 1,490         1,469
                                                                         ------        ------
Properties
  Properties and equipment at cost                                        7,069         6,791
  Less:  Accumulated depreciation                                         3,873         3,742
                                                                         ------        ------
     Net properties                                                       3,196         3,049
                                                                         ------        ------
Other noncurrent assets                                                     329           336
                                                                         ------        ------
     Total assets                                                        $5,015        $4,854
                                                                         ------        ------
Liabilities and Shareowners' equity
Current liabilities
  Payables                                                               $  642        $  771
  Other current liabilities                                                  82           102
                                                                         ------        ------
     Total current liabilities                                              724           873

Long-term borrowings                                                      1,425         1,217
Deferred income tax credits                                                 342           330
Postemployment obligations                                                  734           690
Other long-term liabilities                                                 223           216
                                                                         ------        ------
     Total liabilities                                                    3,448         3,326
                                                                         ------        ------
Shareowners' equity
  Common stock ($0.01 par - 350,000,000 shares authorized;
     shares issued - 83,381,675 and 83,250,683)                               1             1
  Paid in capital                                                            37            30
  Retained earnings                                                       1,842         1,684
  Cumulative translation adjustment                                          10            13
                                                                         ------        ------
                                                                          1,890         1,728

  Less:  Treasury stock at cost (5,114,228 and 3,308,200 shares)            323           200
                                                                         ------        ------
     Total shareowners' equity                                            1,567         1,528
                                                                         ------        ------
     Total liabilities and shareowners' equity                           $5,015        $4,854
                                                                         ======        ======


The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)




                                                                                          First Six Months
                                                                                          1996        1995
Cash flows from operating activities
  Net earnings                                                                            $ 224       $ 290
                                                                                          -----       -----
  Adjustments to reconcile net earnings to
     net cash provided by operating activities
        Depreciation                                                                        152         152
        Benefit for deferred income taxes                                                    (9)        (16)
        Increase in receivables                                                             (50)       (153)
        (Increase) decrease in inventories                                                   11         (13)
        Increase (decrease) in incentive pay and employee benefit liabilities              (102)         39
        Increase (decrease) in liabilities excluding borrowings,
         incentive pay, and employee benefit liabilities                                     (3)         12
        Other items, net                                                                      9           3
                                                                                          -----       -----
     Total adjustments                                                                        8          24
                                                                                          -----       -----
     Net cash provided by operating activities                                              232         314
                                                                                          -----       -----
Cash flows from investing activities
  Additions to properties and equipment                                                    (310)       (164)
  Acquisitions and investments in joint ventures                                             --         (30)
  Proceeds from sale of assets                                                               39           7
  Capital advances to suppliers                                                             (29)        (31)
  Other items                                                                                 2          (4)
                                                                                          -----       -----
     Net cash used in investing activities                                                 (298)       (222)
                                                                                          -----       -----
Cash flows from financing activities
  Net increase in commercial paper borrowings                                               208          95
  Dividends to shareowners                                                                  (67)        (66)
  Treasury stock purchases                                                                 (125)       (106)
  Other items                                                                                 9           1
                                                                                          -----       -----
     Net cash provided by (used in) financing activities                                     25         (76)
                                                                                          -----       -----
     Net change in cash and cash equivalents                                                (41)         16

Cash and cash equivalents at beginning of period                                            100          90
                                                                                          -----       -----
Cash and cash equivalents at end of period                                                $  59       $ 106
                                                                                          =====       =====




The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

    The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1995 Annual Report and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the interim consolidated financial statements. The interim consolidated financial statements are based in part on approximations and have not been audited by independent accountants.

    Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

2.  Inventories

                                                         June 30,   December 31,
                                                           1996        1995
  (Dollars in millions)
  At FIFO or average cost (approximates current cost):

     Finished goods                                       $ 431        $ 461
     Work in process                                        145          127
     Raw materials and supplies                             210          199
                                                          -----        -----
  Total inventories at FIFO or average cost                 786          787

  Reduction to LIFO value                                  (332)        (320)
                                                          -----        -----
  Total inventories at LIFO value                         $ 454        $ 467
                                                          =====        =====



   Inventories valued on the LIFO method are approximately 80% of total inventories in each of the periods.



3.   Dividends                            Second Quarter    First Six Months
                                          1996     1995      1996     1995

     Cash dividends declared per share    $.42     $.40      $.84     $.80

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1995 Annual Report and the unaudited interim consolidated financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

During 1995, Eastman reported record sales and earnings reflecting accelerated business conditions that began in the last half of 1994 and continued through much of 1995. The results for second quarter 1996 show declines when compared with the exceptionally strong second quarter 1995 results, although overall sales volumes were essentially level with the record-setting second quarter of 1995.

Earnings





(Dollars in millions, except                 Second Quarter                       First Six Months
per share amounts)                          1996         1995     Change           1996      1995       Change
Operating earnings                          $190         $ 265      (28)%          $ 381     $ 493        (23)%
Net earnings                                 112           158      (29)             224       290        (23)
Net earnings per share                      1.41          1.90      (26)            2.80      3.48        (20)


                                              Second Quarter                      First Six Months
Changes in Earnings per Share               1996         1995     Change           1996      1995       Change
Net earnings per share                      $1.41        $1.90    $(.49)           $2.80     $3.48      $(.68)
                                                                  =====                                 =====
Operations
   Selling price                                                  $(.54)                                $(.41)
   Volume and mix                                                  (.03)                                  .02
   Raw materials, supplies, and energy                              .08                                  (.32)
   Variable-incentive pay                                           .10                                   .20
   Pre-production costs                                            (.07)                                 (.14)
   Other                                                           (.10)                                 (.18)
                                                                  -----                                 -----
      Change from operations                                       (.56)                                 (.83)

Other
   Interest expense                                                   -                                   .03
   Other income/charges                                            (.02)                                 (.04)
   Effective tax rate change                                        .02                                   .04
   Lower average shares outstanding                                 .06                                   .11
   Rounding                                                         .01                                   .01
                                                                  -----                                 -----
      Total change                                                $(.49)                                $(.68)
                                                                  =====                                 =====


Compared with second quarter 1995, earnings declined significantly due to lower selling prices, especially in the Container Plastics, Flexible Plastics, and Industrial Intermediates businesses. This decline in selling prices was partially offset by lower purchased raw material costs. Production interruptions at the South Carolina plant, preproduction costs at the PET plants in Mexico and Spain, and start-up difficulties at the Mexico plant contributed to decreased earnings. Positive impacts on overall earnings per share were lower variable-incentive compensation, lower shares outstanding, and a gain on the divestiture of the Company's food emulsifier business. In the Fibers business, earnings increased as a result of price increases combined with lower costs resulting from efficiencies of near capacity operations.

Outlook Looking forward, the Company expects the second half of 1996 earnings per share to be better than the first half, but does not expect the earnings per share for the year 1996 to meet the record earnings of 1995. The Company's earnings expectations for 1996 are based on the following assumptions: relatively stable business conditions in the United States and worldwide, supporting continued good overall demand for the Company's products; increased PET volume over the first half of 1996 as a result of additional manufacturing capability; lower raw material costs; lower selling prices for polyester plastics; overall stable margins, relative to the first half of 1996; and continued progress on the current share repurchase program. Actual results could vary from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

Summary by Industry Segment

Performance Segment



(Dollars in millions)     Second Quarter            First Six Months
                          1996     1995    Change    1996      1995    Change

Sales                     $938     $986     (5)%     $1,901    $1,902     --%
Operating earnings         137      178    (23)         291       339    (14)


The Performance segment sales decrease was primarily attributable to Container Plastics selling price declines and, to a lesser extent, volume declines, partially offset by higher selling prices in the Fibers business. Fibers volumes decreased because of timing of shipments. The decline in the operating earnings resulted primarily from lower selling prices in the Container Plastics business, start-up and preproduction costs at new PET plants, and production interruptions at the South Carolina plant, partially offset by lower raw material costs. Looking forward, substantial PET capacity is being constructed within the industry worldwide which may lead to further margin suppression in PET markets.

Industrial Segment


                          Second Quarter             First Six Months
(Dollars in millions)     1996     1995    Change    1996      1995    Change

Sales                     $303     $335    (10)%     $601      $651     (8)%
Operating earnings          53       87    (39)        90       154    (42)


The decrease in the Industrial segment sales was due to decreases in selling prices, primarily the result of lower polyethylene prices in the Flexible Plastics business, partially offset by volume increases in the Industrial Intermediates business. Decreased Industrial segment operating earnings were primarily the result of the lower selling prices.

(For supplemental analysis of Performance and Industrial segment business organization results, see Exhibit 99.01 to this Form 10-Q.)

Summary by Customer Location


Sales by Region                   Second Quarter              First Six Months
(Dollars in millions)             1996     1995    Change     1996       1995    Change

United States and Canada            $832     $876   (5)%     $1,671    $1,721     (3)%
Europe, Middle East, and Africa      199      220  (10)         407       423     (4)
Asia Pacific                         138      164  (16)         272       282     (4)
Latin America                         72       61   18          152       127     20


Sales in the United States for second quarter 1996 were $779 million compared with 1995 second quarter sales of $817 million. For the first six months of 1996, sales in the United States were $1.563 billion compared with $1.604 billion in 1995. Second quarter 1996 sales outside the United States were down 8% compared with 1995 second quarter and were 37% of total sales, compared with 38% for second quarter 1995. The increase in Latin America sales was primarily due to increased volume in the Container Plastics and Fibers businesses. The Asia Pacific sales decrease resulted from generally lower sales volumes. Lower selling prices and foreign currency fluctuations adversely impacted the Europe, Middle East, and Africa region sales.

Summary of Consolidated Results


                          Second Quarter             First Six Months
(Dollars in millions)     1996     1995    Change     1996     1995    Change

Sales                    $1,241   $1,321   (6)%     $2,502    $2,553   (2)%


The sales decline was almost entirely due to lower selling prices, as volumes and foreign currency fluctuations were essentially flat with second quarter 1995.




                               Second Quarter             First Six Months
(Dollars in millions)          1996     1995    Change    1996      1995     Change

Gross profit                  $ 319    $ 394    (19)%   $ 640      $ 744     (14)%
  As a percentage of sales     25.7%    29.8%            25.6%      29.1%


The second quarter 1996 gross profit declined when compared with the exceptionally strong second quarter 1995. The change was principally attributable to lower selling prices which were partially offset by lower purchased raw material costs and lower variable-incentive compensation. Also, start-up difficulties at the new Mexico PET plant and production interruptions at the South Carolina plant contributed to lower gross profit.




                              Second Quarter             First Six Months
(Dollars in millions)         1996     1995    Change    1996      1995     Change

Selling and general
administrative expenses       $ 85     $ 89     (4)%     $169      $169       --%
  As a percentage of sales     6.8%     6.7%              6.8%      6.6%

                                Second Quarter                    First Six Months
(Dollars in millions)         1996        1995     Change          1996      1995       Change
Research and
development costs             $ 44        $ 40       10%           $ 90      $ 82        10%
  As a percentage of sales     3.5%        3.0%                     3.6%      3.2%

                               Second Quarter                     First Six Months
(Dollars in millions)         1996        1995     Change          1996      1995       Change
Interest expense              $ 20        $ 20       --%           $ 35      $ 39        (10)%


                               Second Quarter                     First Six Months
(Dollars in millions)         1996        1995     Change          1996      1995       Change
Other (income) charges, net   $  7        $ 10       (30)%         $  9      $ 14        (36)%


The second quarter 1996 includes a $13 million pre-tax gain from the sale of the Company's food emulsifier business, which was partially offset by increased equity investment losses and unfavorable foreign currency effects. In the second quarter 1995, the Company recognized a $6 million pre-tax gain from the sale of property, but did not have significant off-setting charges. Both years include royalty and interest income.




                               Second Quarter                     First Six Months
(Dollars in millions)         1996        1995     Change          1996      1995       Change
Provision for income taxes    $65         $97        (33)%         $131      $178        (26)%
  Effective tax rate           37%         38%                       37%       38%

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA


Financial Indicators                                            1996            1995

For the first six months
   Ratio of earnings to fixed charges                           7.4x            9.5x
At the period ended June 30 and December 31
   Current ratio                                                2.1x            1.7x
   Percent of long-term borrowings to total capital              48%             44%
   Percent of floating-rate borrowings to total borrowings       16%              2%



Cash Flow                                                        First Six Months
(Dollars in millions)                                          1996             1995

Net cash provided by (used in)
     Operating activities                                     $ 232             $ 314
     Investing activities                                      (298)             (222)
     Financing activities                                        25               (76)
                                                              -----             -----
Net change in cash and cash equivalents                       $ (41)            $  16
                                                              =====             =====
Cash and cash equivalents at end of period                    $  59             $ 106
                                                              =====             =====


Cash provided by operations for the first six months of 1996 decreased when compared with the first six months of 1995, primarily because of lower earnings. The increase in cash used in investing activities of $76 million in the first six months of 1996 is consistent with the Company's global expansion activities and primarily reflects capital expenditure increases. The cash provided by financing activities for the first six months of 1996 reflects higher levels of commercial paper borrowings, primarily to meet cash demands for payment of variable-incentive compensation, capital expenditures, and $125 million for repurchase of shares.

Capital Expenditures

Eastman anticipates that total capital expenditures in 1996 will be approximately $700 million, primarily due to previously announced expansions in worldwide manufacturing capacity. During 1996, the Company announced plans to construct an isophthalic acid (IPA) plant in Kingsport, Tennessee; it is expected to be on-line by mid-1998. The Company announced a planned increase in polyethylene naphthalate (PEN) homopolymer capacity expected on-line during the second half of 1996. The Company signed a letter of intent to join with three other companies to build a worldscale olefins plant near Houston, Texas with a target start-up date of mid-year 2000. In addition to expanding its Longview, Texas oxo aldehydes and derivatives plants, the Company announced plans for construction of new plant facilities in Singapore to produce oxo aldehydes and derivatives; production operations for Singapore are expected to begin in 1998. The Company announced plans to construct a polyethylene terephthalate (PET) plant and a purified terephthalic acid (PTA) plant at their South Carolina location; production is expected in early 1999. An additional PTA plant is planned to be built in Kingsport, Tennessee by late 1997. In July, the Company announced plans to double production capacity for general-purpose fine chemicals at the Peboc Division of Eastman Chemical (UK) Ltd. in Llangefni, Wales. These projects will not impact depreciation expense until after production begins. Therefore, depreciation overall is expected to be only slightly higher in 1997 and 1998 compared to 1996.

Liquidity

Eastman has access to an $800 million revolving credit facility ("Credit Facility") expiring in December 2000. Amounts outstanding under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of June 30, 1996. The Credit Agreement contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. At June 30, 1996, a total of $230 million of commercial paper was outstanding, at a 5.49% average annual interest rate. The remaining balance of long-term borrowings is unchanged from December 31, 1995.

In 1995, the Company repurchased $200 million of Eastman common stock. In February 1996, the Company announced plans to repurchase up to $400 million of additional Eastman common shares. Repurchased shares may be used to meet common stock requirements for benefit plans and other corporate purposes. Repurchase of common shares is not expected to have an adverse impact on the liquidity of the Company. At June 30, 1996, the Company had acquired an additional 1,834,000 shares at a cost of $125 million, pursuant to its current repurchase program.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet the Company's foreseeable cash flow requirements. Eastman has on file with the Securities and Exchange Commission a shelf registration to issue up to an additional $300 million of debt securities.




Dividends                                Second Quarter      First Six Months
                                        1996        1995     1996       1995
Cash dividends declared per share       $.42        $.40     $.84       $.80

PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Legal Proceedings

          The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, patent, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial condition or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1996 Annual Meeting of Shareowners was held on May
          2, 1996. Six items of business were acted upon at the meeting: (i) the election of four directors to serve until the 1999 Annual Meeting of Shareowners and until their successors are duly elected and qualified; (ii) the proposed Second Amended and Restated Eastman Directors' Deferred Compensation Plan (The "Directors' Deferred Compensation Plan"); (iii) the proposed Eastman Chemical Company 1996 Non-Employee Director Stock Option Plan (The "Director Stock Option Plan"); (iv) the ratification of the appointment of Price Waterhouse LLP as independent accountants for the Company until the Annual Meeting of Shareowners in 1997; (v) a shareowner proposal to discontinue use of "options, rights, SARs, etc." as management and director compensation; and (vi) a shareowner proposal to divest the Company's cellulose acetate tow product line.

          The results of the voting for the election of directors were as follows:


                                              Votes                  Broker
                                             --------               --------
         Nominee                 Votes For   Withheld  Abstentions  Nonvotes
         -------                 ---------   --------  -----------  --------
Calvin A. Campbell, Jr.          70,488,074   517,683       0          0
                                 ----------  --------  -----------  --------

Dr. Michael von Clemm            70,490,698   515,059       0          0
                                 ----------  --------  -----------  --------

Earnest W. Deavenport, Jr.       70,492,116   513,641       0          0
                                 ----------  --------  -----------  --------

Lee Liu                          70,483,663   522,094       0          0
                                 ==========  ========  ===========  ========

Accordingly, each of the four nominees received a plurality of the votes cast and was elected.

The results of the voting on the proposed Directors' Deferred
Compensation Plan were as follows:



Votes For   Votes Against  Abstentions  Broker Nonvotes
- - - ----------  -------------  -----------  ---------------
68,816,952    1,599,838      588,967           0
==========  =============  ===========  ===============


Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the shares represented at the meeting and entitled to vote on the proposal, and the Directors' Deferred Compensation Plan was approved.

The results of the voting on the proposed Director Stock Option Plan were as follows:



Votes For   Votes Against  Abstentions  Broker Nonvotes
- - - ----------  -------------  -----------  ---------------
65,137,705    5,267,150      600,902           0
==========  =============  ===========  ===============

Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the shares represented at the meeting and entitled to vote on the proposal, and the Director Stock Option Plan was approved.

The results of the voting on the ratification of the appointment of Price Waterhouse LLP as independent accountants were as follows:



Votes For   Votes Against  Abstentions  Broker Nonvotes
- - - ---------   -------------  -----------  ---------------
67,454,438    3,362,979      188,340           0
==========  =============  ===========  ===============

Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the votes cast on the proposal at the meeting, and the appointment of Price Waterhouse LLP as independent accountants was ratified.

The results of the voting on the shareowner proposal to discontinue use of "options, rights, SARs, etc." as management and director compensation were as follows:



Votes For  Votes Against  Abstentions  Broker Nonvotes
- - - ---------  -------------  -----------  ---------------
2,523,907   55,669,858      925,330      11,886,662
=========  =============  ===========  ===============

Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the proposal was not adopted.

The results of the voting on the shareowner proposal to divest the cellulose acetate tow product line were as follows:



Votes For  Votes Against  Abstentions  Broker Nonvotes
- - - ---------  -------------  -----------  ---------------
1,585,992   55,321,232     2,211,871     11,886,662
=========  =============  ===========  ===============

Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the proposal was not adopted.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 18.

        (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Eastman Chemical Company


Date:  July 26, 1996                    By: /s/ H. Virgil Stephens
                                            -------------------------
                                            H. Virgil Stephens
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Registrant and as
                                            Principal Financial Officer)

                                 EXHIBIT INDEX
                                  Description

                                                                                 Sequential
Exhibit                                                                             Page
Number                                                                             Number
3.01             Amended and Restated Certificate of Incorporation of
                 Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Registration
                 Statement on Form S-1, File No. 33-72364, as amended)

3.02 Amended and Restated By-laws of Eastman Chemical Company, as amended October 1, 1994 (incorporated by reference to Exhibit 3.02 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1994)

4.01             Form of Eastman Chemical Company Common Stock certificate
                 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1993)

4.02             Stockholder Protection Rights Agreement dated as of
                 December 13, 1993, between Eastman Chemical Company and
                 First Chicago Trust Company of New York, as Rights Agent
                 (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company's Registration Statement on Form
                 S-8 relating to the Eastman Investment Plan, File No.
                 33-73810)

4.03             Indenture, dated as of January 10, 1994, between Eastman
                 Chemical Company and The Bank of New York, as Trustee
                 (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's current report on Form 8-K dated January 10, 1994 (the "8-K"))

4.04 Form of 6 3/8% Notes due January 15, 2004 (incorporated herein by reference to Exhibit 4(c) to the 8-K)

4.05 Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)

4.06 Officers' Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit
                 4(a) to Eastman Chemical Company's Current Report on Form
                 8-K dated June 8, 1994 (the "June 8-K"))

4.07 Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

4.08             Credit Agreement, dated as of December 19, 1995 (the
                 "Credit Agreement") among Eastman Chemical Company, the
                 Lenders named therein, and The Chase Manhattan Bank, as
                 Agent (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1995)

                                 EXHIBIT INDEX
                                  Description

                                                                                 Sequential
Exhibit                                                                             Page
Number                                                                             Number
*10.01           Second Amended and Restated Eastman Directors' Deferred            20
                 Compensation Plan.

*10.02           Eastman Chemical Company 1996 Non-Employee Director Stock          27
                 Option Plan

 11.01           Statement re Computation of Earnings Per Common Share              33

 12.01           Statement re Computation of Ratios of Earnings to Fixed            34
                 Charges

 27.01           Financial Data Schedule (for SEC use only)

 99.01           Supplemental Business Organization Information                     35

- - - ---------------------

*    Management contract or compensatory plan or arrangement filed pursuant to
     Item 601(b)(10)(iii) of Regulation S-K.