Form 10-Q
period 1996-09-30
EASTMAN CHEMICAL CO
filed 1996-11-05
CIK 915389

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    ---------------  ------------------

                       Commission file number 1-12626

                          EASTMAN CHEMICAL COMPANY
           (Exact name of registrant as specified in its charter)

                 DELAWARE                             62-1539359
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

          100 N. EASTMAN ROAD
           KINGSPORT, TENNESSEE                         37660
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (423) 229-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X____       No_________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Number of Shares Outstanding at
                     Class                         September 30, 1996

    Common Stock, par value $0.01 per share            77,695,205




--------------------------------------------------------------------------------
                PAGE 1 OF 59 TOTAL SEQUENTIALLY NUMBER PAGES
                          EXHIBIT INDEX ON PAGE 14


                              TABLE OF CONTENTS
--------------------------------------------------------------------------------
ITEM                                                                     PAGE
--------------------------------------------------------------------------------
                       PART I.  FINANCIAL INFORMATION

1. Financial Statements                                                  3 - 6

2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                  7-11


                         PART II.  OTHER INFORMATION

1. Legal Proceedings                                                        12

6. Exhibits and Reports on Form 8-K                                         12


                                 SIGNATURES

   Signatures                                                               13


                  EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
               (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                                   THIRD QUARTER           FIRST NINE MONTHS
                                                                 1996          1995        1996         1995
Sales                                                            $1,167        $1,266      $3,669      $3,819
Cost of sales                                                       873           858       2,735       2,667
                                                                 ------        ------      ------      ------
Gross profit                                                        294           408         934       1,152

Selling and general administrative expenses                          78           102         247         271
Research and development costs                                       47            46         137         128
                                                                 ------        ------      ------      ------
Operating earnings                                                  169           260         550         753

Interest expense                                                     16            19          51          58
Other (income) charges, net                                          (3)            2         (12)        (12)
                                                                 ------        ------      ------      ------
Earnings before income taxes                                        156           239         511         707

Provision for income taxes                                           60            91         191         269
                                                                 ------        ------      ------      ------

Net earnings                                                     $   96        $  148      $  320      $  438
                                                                 ======        ======      ======      ======


Net earnings per share                                           $ 1.22        $ 1.81      $ 4.02      $ 5.28
                                                                 ======        ======      ======      ======

Retained earnings at beginning of period                         $1,842        $1,482      $1,684      $1,258
Net earnings                                                         96           148         320         438
Cash dividends declared                                             (34)          (33)       (100)        (99)
                                                                 ------        ------      ------      ------

Retained earnings at end of period                               $1,904        $1,597      $1,904      $1,597
                                                                 ======        ======      ======      ======





The accompanying notes are an integral part of these financial statements.

                  EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                            (DOLLARS IN MILLIONS)


                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                         1996          1995
ASSETS
Current assets
 Cash and cash equivalents                                              $   61        $  100
 Receivables                                                               759           802
 Inventories                                                               459           467
 Other current assets                                                      122           100
                                                                        ------        ------
  Total current assets                                                   1,401         1,469
                                                                        ------        ------

Properties
 Properties and equipment at cost                                        7,267         6,791
 Less: Accumulated depreciation                                          3,945         3,742
                                                                        ------        ------
  Net properties                                                         3,322         3,049
                                                                        ------        ------

Other noncurrent assets                                                    382           336
                                                                        ------        ------

 Total assets                                                           $5,105        $4,854
                                                                        ======        ======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
 Payables                                                               $  633        $  771
 Other current liabilities                                                  84           102
                                                                        ------        ------
  Total current liabilities                                                717           873

 Long-term borrowings                                                    1,474         1,217
 Deferred income tax credits                                               355           330
 Postemployment obligations                                                712           690
 Other long-term liabilities                                               249           216
                                                                        ------        ------
  Total liabilities                                                      3,507         3,326
                                                                        ------        ------

 Shareowners' equity
  Common stock ($0.01 par-350,000,000 shares authorized;
   shares issued - 83,383,833 and 83,250,683)                                1             1
  Paid in capital                                                           37            30
  Retained earnings                                                      1,904         1,684
  Cumulative translation adjustment                                         11            13
                                                                        ------        ------
                                                                         1,953         1,728

  Less: Treasury stock at cost (5,688,628 and 3,308,200 shares)            355           200
                                                                        ------        ------

    Total shareowners' equity                                            1,598         1,528
                                                                        ------        ------

    Total liabilities and shareowners' equity                           $5,105        $4,854
                                                                        ======        ======








The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOW

                             (DOLLARS IN MILLIONS)



                                                                                          FIRST NINE MONTHS
                                                                                        1996            1995
Cash flows from operating activities
 Net earnings                                                                          $   320         $   438
                                                                                       -------         -------

Adjustments to reconcile net earnings to net
 cash provided by operating activities
   Depreciation                                                                            232             230
   Provision (benefit) for deferred income taxes                                            12             (40)
   (Increase) decrease in receivables                                                       43            (119)
   (Increase) decrease in inventories                                                        4             (69)
   Increase (decrease) in incentive pay and employee
    benefit liabilities                                                                    (88)            126
  Increase (decrease) in liabilities excluding borrowings,
   incentive pay, and employee benefit liabilities                                         (23)             44
 Other items, net                                                                          (17)             (5)
                                                                                       -------         -------
 Total adjustments                                                                         163             167
                                                                                       -------         -------

Net cash provided by operating activities                                                  483             605
                                                                                       -------         -------

Cash flows from investing activities
 Additions to properties and equipment                                                    (516)           (285)
 Acquisitions and investments in joint ventures                                            (21)            (57)
 Proceeds from sale of assets                                                               36               7
 Capital advances to suppliers                                                             (33)            (35)
 Other items                                                                                 2              (1)
                                                                                       -------         -------

  Net cash used in investing activities                                                   (532)           (371)
                                                                                       -------         -------

Cash flows from financing activities
 Net increase in commercial paper borrowings                                               257              11
 Dividends to shareowners                                                                 (100)            (99)
 Treasury stock purchases                                                                 (157)           (175)
 Other items                                                                                10               5
                                                                                       -------         -------

  Net cash provided by (used in) financing activities                                       10            (258)
                                                                                       -------         -------

  Net change in cash and cash equivalents                                                  (39)            (24)

Cash and cash equivalents at beginning of period                                           100              90
                                                                                       -------         -------

Cash and cash equivalents at end of period                                             $    61         $    66
                                                                                       =======         =======



The accompanying notes are an integral part of these financial statements.

                  EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

  The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1995 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the interim consolidated financial statements. The interim consolidated financial statements are based in part on approximations and have not been audited by independent accountants.

  Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

2.  INVENTORIES

                                                         SEPTEMBER 30,  DECEMBER 31,
(Dollars in millions)                                         1996         1995
At FIFO or average cost (approximates current cost):

 Finished goods                                             $   427       $   461
 Work in process                                                142           127
 Raw materials and supplies                                     207           199
                                                            -------       -------
Total inventories at FIFO or average cost                       776           787
                                                            -------       -------

Reduction to LIFO value                                        (317)         (320)
                                                            -------       -------

Total inventories at LIFO value                             $   459       $   467
                                                            =======       =======


  Inventories valued on the LIFO method are approximately 80% of total inventories in each of the periods.


3.  DIVIDENDS                                         THIRD QUARTER        FIRST NINE MONTHS
                                                      1996     1995        1996         1995
Cash dividends declared per share                     $.44     $.42        $1.28        $1.22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1995 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

The following analysis of Eastman's operations compares 1996 results with 1995, a year in which the Company reported record sales and earnings. While 1996 results show overall decreases compared with 1995, the Company's net earnings for the first nine months annualized still produced a solid return on equity of 27 percent.

EARNINGS


(Dollars in millions, except          THIRD QUARTER                      FIRST NINE MONTHS
per share amounts)                  1996          1995        CHANGE      1996       1995      CHANGE
Operating earnings                  $169         $ 260        (35)%       $ 550      $ 753      (27)%
Net earnings                          96           148        (35)          320        438      (27)
Net earnings per share              1.22          1.81        (33)         4.02       5.28      (24)


                                      THIRD QUARTER                                FIRST NINE MONTHS
                                    1996         1995           CHANGE        1996       1995       CHANGE
CHANGES IN EARNINGS PER SHARE

Net earnings per share              $1.22       $ 1.81          $  (.59)      $4.02      $5.28      $(1.26)
                                                                =======                             ======
Operations
 Selling price                                                  $ (1.06)                            $(1.47)
 Volume and mix                                                     .17                                .19
 Raw materials, supplies, and
  energy costs                                                      .39                                .07
 Variable-incentive pay                                             .16                                .36
 Pre-production and start-up costs                                 (.20)                              (.34)
 Other                                                             (.16)                              (.33)
                                                                -------                             ------
  Change from operations                                           (.70)                             (1.52)

Other
 Interest expense                                                   .02                                .05
 Other income/charges                                               .04                                  -
 Effective tax rate change                                            -                                .04
 Lower average shares outstanding                                   .05                                .16
 Rounding                                                             -                                .01
                                                                -------                             ------
  Total change                                                  $  (.59)                            $(1.26)
                                                                =======                             ======


The principal factor contributing to the 1996 earnings decline was lower selling prices for the Company's core plastics, polyethylene terephthalate
(PET) and polyethylene. Decreased earnings also resulted from pre-production and start-up costs at new PET plants and higher labor costs. There were positive impacts on overall earnings per share from higher overall volumes, lower variable-incentive compensation, lower shares outstanding, and lower paraxylene and other raw material and energy costs.

SUMMARY BY INDUSTRY SEGMENT

PERFORMANCE SEGMENT


                           THIRD QUARTER             FIRST NINE MONTHS
 (Dollars in millions)    1996      1995  CHANGE      1996       1995   CHANGE

 Sales                     $862     $972   (11)%     $2,763     $2,874   (4)%
 Operating earnings         113      179   (37)         404        518  (22)


The first nine months Performance segment sales and operating earnings decreases were primarily attributable to lower PET selling prices and volumes, partially offset by improved selling prices and higher volumes for the Fibers business. The decreased PET volumes were principally a result of weak sales in the soft European market. Contributing to the lower operating earnings were increased pre-production and start-up costs for new manufacturing facilities. Other Performance segment businesses, specifically Specialty Plastics and Performance Chemicals, generally had a positive effect on third quarter sales and earnings. Looking forward, the capacity additions within the PET industry worldwide over the next 1-2 years are expected to result in continued downward pressure on PET selling prices.


INDUSTRIAL SEGMENT


                         THIRD QUARTER             FIRST NINE MONTHS
 (Dollars in millions)   1996     1995    CHANGE    1996       1995     CHANGE

 Sales                     $305     $294    4%      $906       $945       (4)%
 Operating earnings          56       81  (31)       146        235      (38)

The third quarter increase in the Industrial segment sales was due to volume increases, primarily related to capacity increases in acetaldehyde and propionic acid. Lower selling prices and higher feedstock costs contributed to lower operating earnings in this segment. For the first nine months, sales decreased due to lower selling prices for polyethylene, partially offset by increased volumes. Decreased first nine months Industrial segment operating earnings were primarily the result of higher feedstock costs and lower selling prices for polyethylene.

(For supplemental analysis of Performance and Industrial segment business organization results, see Exhibit 99.01 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION


SALES BY REGION
                                   THIRD QUARTER              FIRST NINE MONTHS
(Dollars in millions)              1996     1995   CHANGE      1996       1995    CHANGE
United States and Canada            $777     $834   (7)%      $2,448     $2,555    (4)%
Europe, Middle East, and Africa      171      212  (19)%         578        635    (9)%
Asia Pacific                         145      146   (1)%         417        428    (3)%
Latin America                         74       74    -           226        201    12 %

Sales in the United States for third quarter 1996 were $731 million compared with 1995 third quarter sales of $780 million. For the first nine months of 1996, sales in the United States were $2.294 billion compared with $2.384 billion in 1995. Third quarter 1996 sales outside the United States were down 10% compared with 1995, primarily due to lower PET selling prices and volumes in Europe, and were 37% of total sales for third quarter 1996, compared with 38% for third quarter 1995.

SUMMARY OF CONSOLIDATED RESULTS


                         THIRD QUARTER             FIRST NINE MONTHS
 (Dollars in millions)   1996     1995    CHANGE    1996       1995     CHANGE
 SALES                   $1,167   $1,266   (8)%      $3,669     $3,819   (4)%

Sales in the third quarter 1996 decreased 11% because of lower selling prices, offset 3% because of volume gains. For the first nine months, sales decreased 5% because of lower selling prices, offset 1% because of volume gains.



                            THIRD QUARTER             FIRST NINE MONTHS
(Dollars in millions)       1996     1995    CHANGE    1996       1995     CHANGE

GROSS PROFIT                $ 294    $ 408    (28)%     $ 934     $1,152    (19)%
 As a percentage of sales    25.2%    32.2%              25.5%      30.2%

The 1996 gross profit decline was principally attributable to lower selling prices and increased pre-production and start-up costs which were partially offset by lower variable-incentive compensation, lower purchased raw material costs, and increased volumes.

                            THIRD QUARTER             FIRST NINE MONTHS
(Dollars in millions)       1996     1995    CHANGE    1996       1995     CHANGE

SELLING AND GENERAL
ADMINISTRATIVE EXPENSES      $ 78     $102    (24)%      $247       $271     (9)%
 As a percentage of sales     6.7%     8.1%               6.7%       7.1%

The decrease in selling and general administrative expenses is attributable to developmental costs incurred in 1995 for the installation of a global integrated business information system that were not incurred in 1996. The Company invested significant resources in this new information system to better position itself for continued worldwide growth. Another factor resulting in the decreased selling and general administrative expenses was decreased variable-incentive compensation costs.

                              THIRD QUARTER               FIRST NINE MONTHS
(Dollars in millions)         1996     1995     CHANGE     1996       1995      CHANGE

GROSS INTEREST EXPENSE       $    25  $    22            $      70  $      66
LESS CAPITALIZED INTEREST          9        3                   19          8
                             -------  -------            ---------  ---------
NET INTEREST EXPENSE         $    16  $    19  (16)%     $      51  $      58  (12)%
                             =======  =======            =========  =========


                               THIRD QUARTER               FIRST NINE MONTHS
(Dollars in millions)          1996     1995     CHANGE    1996       1995       CHANGE
OTHER (INCOME) CHARGES, NET     $(3)     $2      -   %    $(12)      $(12)      -   %

Other income and other charges include interest income, royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. Third quarter 1996 results include the Company's proportionate share of a one-time gain recorded by an equity investment.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA


 FINANCIAL INDICATORS                                          1996       1995

 For the first nine months
  Ratio of earnings to fixed charges                            7.0x      10.0x
 At the period ended September 30 and December 31
  Current ratio                                                 2.0x       1.7x
  Percent of long-term borrowings to total capital               48%        44%
  Percent of floating-rate borrowings to total borrowings        19%         2%

 CASH FLOW                                                     FIRST NINE MONTHS
 (Dollars in millions)                                          1996       1995
 Net cash provided by (used in)
  Operating activities                                     $     483   $    605
  Investing activities                                          (532)      (371)
  Financing activities                                            10       (258)
                                                           ---------  ---------
 Net change in cash and cash equivalents                   $     (39) $     (24)
                                                           =========  =========

 Cash and cash equivalents at end of period                $      61  $      66
                                                           =========  =========


The increase in cash used in investing activities of $161 million in the first nine months of 1996 is consistent with the Company's global expansion activities and primarily reflects capital expenditure increases. The cash provided by financing activities for the first nine months of 1996 reflects higher levels of commercial paper borrowings, primarily to meet cash needs for higher capital expenditures, share repurchases, and other cash flow needs.

CAPITAL EXPENDITURES

Eastman anticipates that total capital expenditures will be approximately $750 million in 1996 and $850 million in 1997, primarily due to previously announced expansions in worldwide manufacturing capacity. Depreciation expense is expected to be approximately $321 million for 1996 and $331 million for 1997. During 1996, the Company announced plans to construct an isophthalic acid (IPA) plant in Kingsport, Tennessee; it is expected to be on-line by mid-1998. The Company announced a planned increase in polyethylene naphthalate (PEN) homopolymer capacity expected on-line in early 1997. In October, the Company announced that it will not participate in the proposed project with three other companies to build an olefins plant near Houston, Texas. In addition to expanding its Longview, Texas oxo aldehydes and derivatives plants, the Company announced plans for construction of new plant facilities in Singapore to produce oxo aldehydes and derivatives; production operations for Singapore are expected to begin in 1998. The Company announced plans to construct a polyethylene terephthalate (PET) plant and a purified terephthalic acid (PTA) plant at their South Carolina location; production is expected in early 1999. An additional PTA plant is planned to be built in Kingsport, Tennessee by late 1997. In July, the Company announced plans to double production capacity for general-purpose fine chemicals at the Peboc Division of Eastman Chemical (UK) Ltd. in Llangefni, Wales. The Company recently signed a letter of intent to study the feasibility of forming a joint venture in the People's Republic of China; consideration is being given to building two plants in Nanjing, China, one to produce hydrocarbon tackifying resins and the other to manufacture sorbates.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility ("Credit Facility") expiring in December 2000. Amounts outstanding under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of September 30, 1996. The Credit Agreement contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. During third quarter 1996, the average annual effective interest rate was 5.46% for commercial paper borrowings; as of September 30, 1996, the Company's commercial paper outstanding balance was $279 million.

In 1995, the Company repurchased $200 million of Eastman common stock. In February 1996, the Company announced plans to repurchase up to $400 million of additional Eastman common shares. Repurchased shares may be used to meet common stock requirements for benefit plans and other corporate purposes. Repurchase of common shares is not expected to have an adverse impact on the liquidity of the Company. At September 30, 1996, the Company had acquired an
additional 2,408,400 shares at a cost of   $157 million, pursuant to its
current repurchase program.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet the Company's foreseeable cash flow requirements. Eastman has on file with the Securities Exchange Commission a shelf registration to issue up to an additional $300 million of debt securities.


   DIVIDENDS                           THIRD QUARTER     FIRST NINE MONTHS
                                       1996     1995      1996       1995

Cash dividends declared per share     $.44     $.42      $1.28      $1.22


OUTLOOK

Looking forward for the rest of 1996, the Company expects continued strong demand for Fibers business products, improved PET volumes, but lower PET prices than in third quarter 1996. Based on current and projected selling prices and raw material costs, overall downward pressure on fourth quarter margins is expected. It is now likely that earnings for the second half of 1996 will be less than earnings in the first half of the year.

In 1997, the Company expects continued good demand for its products. It also expects to have the capability for 3-5% volume growth as the result of a new PET plant in Spain, a full year's effect of the new PET plant in Mexico, and incremental gains in capacity for fibers and various chemicals. In relation to PET, the Company expects no significant price improvement from current levels, modest volume growth, and negative earnings comparisons overall for 1997. For the rest of its businesses, the Company expects overall stable margins and operating costs.

The above stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as planned capacity increases and capital spending, expected depreciation, future volume and price changes, demand, and margin and earnings expectations for individual products, businesses, and segments as well as for the whole of the Company, are based upon certain underlying assumptions. These assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results. The forward-looking statements in this report are based upon the following assumptions: relatively stable business conditions in the United States, improving business conditions in Europe, and continued growth in Latin America and Asia Pacific, supporting continued good overall demand for the Company's products; continued demand growth worldwide for PET; continued capacity additions within the PET industry worldwide; availability of scheduled Eastman capacity increases; stable to slightly lower pricing for Eastman products; overall stable to slightly lower purchase costs for key Eastman raw materials; productivity gains offsetting wage inflation; and continued progress on the current share repurchase program. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

        LEGAL PROCEEDINGS

        The Company began operating as an independent publicly held company on January 1, 1994 as a result of its spin-off (the "Spin-Off") from Eastman Kodak Company ("Kodak"). Prior to the Spin-Off, the Company operated as a wholly-owned business of Kodak. Since the Spin-Off, the Company has owned and operated substantially all of the worldwide chemical business it previously conducted as a part of Kodak. Prior to the Spin-Off, Kodak agreed to participate in the Environmental Protection Agency's ("EPA") Toxic Substances Control Act ("TSCA")
        Section 8(e) Compliance Audit Program ("CAP"). As a participant, Kodak agreed to audit its files, including those of its chemical business, for materials which under then-current EPA guidelines would be subject to notification under Section 8(e) of TSCA and to pay stipulated penalties for each report submitted under the CAP. After the Spin-Off, the Company was added as a joint participant in Kodak's CAP. Under the terms of the EPA's Consent Order dated October 3, 1996 and the Consent Agreement among the EPA, Kodak, and the Company, Kodak and the Company were assessed a civil penalty of $1,000,000. Kodak and the Company have agreed that Kodak will pay the entire civil penalty to the EPA and that the Company will pay $250,000 to Kodak as reimbursement for the Company's agreed upon portion of the CAP penalty.

        The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, patent, commercial, environmental, and health and safety matters, which are being handled and defended in the ordinary course of business. No such pending matters, including the EPA CAP proceeding described in the preceding paragraph, are expected to have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 14.

        (b)  Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Eastman Chemical Company



Date:   November 4, 1996                By: /s/ H. Virgil Stephens
                                            ------------------------------------
                                            H. Virgil Stephens
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Registrant and as
                                            Principal Financial Officer)

                           EXHIBIT INDEX
EXHIBIT                     DESCRIPTION                     SEQUENTIAL
NUMBER                                                         PAGE
                                                              NUMBER
3.01    Amended and Restated Certificate of Incorporation
        of Eastman Chemical Company (incorporated herein by
        reference to Exhibit 3.01 to Eastman Chemical
        Company's Registration Statement on Form S-1, File
        No. 33-72364, as amended)

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

                               EXHIBIT INDEX
  EXHIBIT                       DESCRIPTION                        SEQUENTIAL
  NUMBER                                                              PAGE
                                                                     NUMBER

  *10.01   Third Amended and Restated Eastman Directors' Deferred     16
           Compensation Plan.

  *10.02   Amended and Restated Eastman Chemical Company 1996         23
           Non-Employee Director Stock Option Plan

  *10.03   Amended and Restated Eastman Executive Deferred            29
           Compensation Plan

  *10.04   1994-1996 Long-Term Performance Subplan of the Eastman     39
           Chemical Company 1994 Omnibus Long-Term Compensation Plan
           (as amended)

  *10.05   1995-1997 Long-Term Performance Subplan of the Eastman     45
           Chemical Company 1994 Omnibus Long-Term Compensation Plan
           (as amended)

  *10.06   1996-1998 Long-Term Performance Subplan of the Eastman     51
           Chemical Company 1994 Omnibus Long-Term Compensation
           Plan (as amended)

  11.01    Statement re Computation of Earnings Per Common Share      57

  12.01    Statement re Computation of Ratios of Earnings to Fixed    58
           Charges

  27.01    Financial Data Schedule (for SEC use only)

  99.01    Supplemental Business Organization Information             59

__________________________

* Management contract or compensatory plan or arrangement filed pursuant to
  Item 601(b)(10)(iii) of Regulation S-K.