Form 10-K405
period 1996-12-31
EASTMAN CHEMICAL CO
filed 1997-03-13
CIK 915389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

         For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ____________ to ____________


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



Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                            Name of each exchange on which registered
   Common Stock, par value $0.01 per share                             New York Stock Exchange
     (including rights to purchase shares of
Common Stock or Participating Preferred Stock)





Securities registered pursuant to Section 12(g) of the Act: None



--------------------------------------------------------------------------------

                 PAGE 1 OF 124 TOTAL SEQUENTIALLY NUMBERED PAGES
                              EXHIBIT INDEX ON PAGE 59

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X     No
                                             --------   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the closing price on the New York Stock Exchange) of the voting stock held by nonaffiliates was approximately $4,235,260,008 as of January 31, 1997, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be beneficially owned by directors, executive officers, or 10% shareowners, some of whom might not be held to be affiliates upon judicial determination. At January 31, 1997, 77,862,162 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 1997 Annual Meeting of Shareowners (the "1997 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-12 of this Annual Report on Form 10-K as indicated herein.

                           FORWARD-LOOKING STATEMENTS

Forward-looking statements appear throughout this report. These statements relate to planned capacity increases and capital spending; supply and demand, volume, price, margin, and earnings expectations for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cost reduction targets; and development, production, commercialization, and acceptance of new products and technologies. These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of this report. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or are unrealized.

                                        TABLE OF CONTENTS
----------------------------------------------------------------------------------------------------
ITEM                                                                                           PAGE
----------------------------------------------------------------------------------------------------
                                             PART I

1.    Business                                                                               4 - 14
      Executive Officers of the Company                                                          15

2.    Properties                                                                                 16

3.    Legal Proceedings                                                                          17

4.    Submission of Matters to a Vote of Security Holders                                        17


                                             PART II

5.    Market for the Registrant's Common Stock and Related Shareowner Matters                    18

6.    Selected Financial Data                                                                    19

7.    Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                         20 - 27

8.    Financial Statements and Supplementary Data                                           28 - 53

9.    Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure                                                                       54

                                            PART III

10.   Directors and Executive Officers of the Registrant                                         55

11.   Executive Compensation                                                                     55

12.   Security Ownership of Certain Beneficial Owners and Management                             55

13.   Certain Relationships and Related Transactions                                             55


                                             PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           56


                                           SIGNATURES

      Signatures                                                                            57 - 58

                                     PART I

ITEM 1.      BUSINESS

GENERAL

Eastman Chemical Company ("Eastman" or the "Company") is a leading international chemical company with a broad portfolio of plastic, chemical, and fiber products. The Company manufactures and sells polyester plastics such as polyethylene terephthalate ("PET"), a plastic widely used in soft drink containers; coatings and paint raw materials; industrial and fine chemicals; and acetate tow. The Company believes it has a competitive advantage in several product areas due to its high level of manufacturing integration, the use of state of the art process technologies and its operating efficiencies due to its large-scale plants. In 1996 the Company had sales of $4.78 billion, operating earnings of $663 million, and net earnings of $380 million, or $4.80 per share.

Eastman owns and operates substantially all of the worldwide chemical business previously operated by Eastman Kodak Company ("Kodak") through its Eastman Chemical Company division. Effective midnight December 31, 1993, Kodak contributed such worldwide chemical business to the Company, which was incorporated for that purpose on July 29, 1993. All of the outstanding shares of Eastman common stock were distributed to Kodak shareowners (the "spin-off"), resulting in Eastman becoming an independent, publicly held company. References herein to "Eastman" or the "Company" include, where appropriate, the historical operations of substantially all of Kodak's worldwide chemical business before the spin-off. The Company's consolidated financial statements also include, where appropriate, pro forma financial disclosures reflecting the spin-off.

The Company began business in 1920 for the purpose of producing chemicals for Kodak's photographic business. Today, the Company is one of the largest chemical producers in the United States and a leader in the application of several manufacturing technologies. The Company pioneered the application of coal gasification technology for the production of chemicals (also referred to as "chemicals from coal technology") and currently operates one of the largest coal gasification facilities in the United States, thereby reducing the Company's dependence on petrochemicals in the manufacture of acetate tow, certain plastics, and other chemicals. The Company is also a leader in the manufacture of oxo chemicals that are used in the production of numerous coatings and resin intermediates, the manufacture of fine chemicals used in photographic and other custom chemicals, and the application of advanced environmental waste management practices for chemical manufacturing operations. The Company is a world leader in developing end-use applications for and recycling of a wide variety of polyester plastics, including PET and other flexible packaging materials.

The Company categorizes its business into three segments, Specialty and Performance, Core Plastics, and Chemical Intermediates. See Part II--Item 8--Financial Statements and Supplementary Data--Note 14 to the consolidated financial statements. The Specialty and Performance segment includes plastic, chemical, and fiber products primarily sold in diverse markets to customers that base their buying decisions principally on a product's performance attributes. The Core Plastics segment includes the Company's two major plastics products, EASTAPAK PET polyester packaging plastic and TENITE polyethylene, as well as cellulose acetate and polyesters. These container and packaging products share similar physical characteristics and compete based on price and integrated manufacturing capabilities. The Chemical Intermediates segment contains industrial intermediate chemical products that are sold to customers operating in mature markets in which multiple sources of supply exist. Propriety products and low-cost manufacturing positions are the foundation of the Chemical Intermediates segment. Eastman's strategy is to manage the mix between Specialty and Performance, Core Plastics, and Chemical Intermediates products to fully utilize its plants and obtain optimum profitability. The Company has the capability to produce a wide range of products within its manufacturing plant capacities and change product mix depending on customer demand and the Company's strategy.

The Company's industry segment presentation for 1996 was revised. The Performance segment was renamed Specialty and Performance, the Industrial segment was renamed Chemical Intermediates, and the new Core Plastics segment, which includes container plastics and flexible plastics products, was established. Previously, container plastics were in the Performance segment, and flexible plastics were in the Industrial segment. Prior periods have been restated to conform to the 1996 presentation. The following table summarizes the Company's recent financial performance and identifiable assets by industry segment.

SEGMENT FINANCIAL SUMMARY
(Dollars in millions)

                                                             1996          1995         1994
SALES
Specialty and Performance                                 $   2,657    $   2,647    $   2,364
Core Plastics                                                 1,409        1,685        1,390
Chemical Intermediates                                          716          708          575
                                                          ---------    ---------    ---------
  Total                                                   $   4,782    $   5,040    $   4,329
                                                          =========    =========    =========

OPERATING EARNINGS
Specialty and Performance                                 $     519    $     433    $     350
Core Plastics                                                    (1)         347          199
Chemical Intermediates                                          145          184           87
                                                          ---------    ---------    ---------
  Total                                                   $     663    $     964    $     636
                                                          =========    =========    =========

ASSETS
Specialty and Performance                                 $   2,887    $   2,776    $   2,508
Core Plastics                                                 1,854        1,598        1,449
Chemical Intermediates                                          525          498          438
                                                          ---------    ---------    ---------
  Total                                                   $   5,266    $   4,872    $   4,395
                                                          =========    =========    =========

BUSINESS STRATEGY

Eastman's business strategy is to achieve consistent, profitable growth as a highly integrated, international supplier of a diversified portfolio of plastics, chemicals, and fibers. Specifically, the Company's strategic intent is "To Be The World's Preferred Chemical Company." The following are the key elements the Company is employing to achieve this strategy:

Proprietary Products and Core Competencies

The Company has developed its broad chemical product line through the application of three major areas of technical strength referred to by the Company as technology core competencies: polymer technology, organic chemistry technology, and cellulose technology. The polymer core competence includes polyester, polyolefin, and other polymer technologies, and forms the technical basis of the Company's polyester and polyethylene product lines. The organic chemistry core competence includes coal gasification for chemicals, oxo chemistry, and complex organic chemistry technologies, and forms the basis of the Company's fine chemical and intermediate chemical product lines. The cellulose core competence includes cellulose conversion to acetate fibers and plastic manufacturing technologies, and forms the basis of the Company's acetate fibers and cellulose plastic product lines. The Company has developed or acquired proprietary technologies and know-how with respect to each of these core competencies.

The Company's ongoing product development strategy is to build on existing technology core competencies and develop new technology core competencies. During the last five years, the Company has successfully added significant new products and product enhancements, which now represent approximately 23% of current sales.

Manufacturing Integration and Scale

The Company's strategy is to continue to use integration of its manufacturing plants to develop a competitive advantage. This integration provides the Company with cost efficient and flexible manufacturing operations. The Company's major manufacturing plants are highly integrated. Intermediate chemicals produced at one plant are frequently distributed between plants to produce other plastics and chemicals. Starting with a limited number of basic raw materials, primarily coal, ethane and propane, cellulose, ethylene glycol, paraxylene and other basic chemicals, the Company uses its integrated manufacturing capabilities to produce more than 400 major products.

Through its development of highly integrated manufacturing, Eastman has the capability to safely and efficiently operate large-scale chemical plants, including one of the world's largest integrated chemical plants in Kingsport, Tennessee. The Company's development efforts include the continual improvement of these operations to achieve capacity increases and other earnings enhancement projects with relatively low capital expenditures.

Quality Management

Quality Management is a fundamental set of operating and management principles that are an extension of the philosophy of the Company's founder, George Eastman. During the last thirteen years, the Company has further developed these principles into its current Quality Policy. This policy states the Company's goal to be the leader in quality and value of products and services, by focusing on customers, process control, continual improvement, and innovation. The Company's highly integrated manufacturing operations support the Company's total quality policy by providing Company-wide internal control of intermediate raw material processes. The Company's success in fostering this total quality policy is evidenced by the U.S. Commerce Department's selection of the Company as the recipient of the 1993 Malcolm Baldrige National Quality Award in the large manufacturing category.

The Company has eleven quality system registrations to the international quality standard, ISO 9000. Nine of these are in the United States and two are in the United Kingdom. Approximately three-fourths of 1996 sales were from products manufactured in ISO 9000 registered quality systems.

Expansion in International Markets

Customers outside the United States accounted for 37% of the Company's sales in 1996, while 9% of its products, measured by sales revenue, were manufactured outside the United States. The Company has enjoyed growth in worldwide sales over the past five years and achieved satisfactory returns primarily due to its efficient large-scale plants in the United States. The Company also has facilities in Hartlepool and Workington, England, for the manufacture of polyester, used to produce film, bottles, and other packaging. The Workington site also produces acetate tow. In addition, the Company's operations include a polyester manufacturing facility in Toronto, Canada; polyethylene terephthalate ("PET") plants in Cosoleacaque, Veracruz, Mexico; and facilities in the United Kingdom and Hong Kong for the manufacture of fine chemicals.

The Company is increasing its international manufacturing presence by targeting a higher percentage of its annual capital expenditures for markets outside the United States. The Company will complete a PET plant in San Roque, Spain in early 1997 and has announced plans to build PET plants in the Netherlands and Argentina, with operational dates of 1998. The Company also plans to build an additional plant in the Netherlands to produce purified terephthalic acid ("PTA"), a key raw material for the production of PET, with an operational date of 1998. By late 1997, the Company plans to double production capacity for general-purpose fine chemicals at the Peboc Division of Eastman Chemical (UK) Ltd. in Llangefni, Wales. Eastman is building a wholly owned manufacturing facility in the Asia Pacific region--a 30,000-metric-ton copolyesters plant to be located in Kuantan, Malaysia, expected to be in operation in early 1998. In mid 1997, the Company plans to begin construction of a new oxo chemicals manufacturing complex in Singapore, with production expected in early 1999. The Company is studying the feasibility of forming a joint venture in the People's Republic of China; consideration is being given to building two plants in Nanjing, China, one to produce hydrocarbon tackifying resins and the other to manufacture sorbates.

The Company has increased its international sales and distribution infrastructure during the past seven years to position it for worldwide sales growth. In particular, from 1990 through 1996, the Company increased personnel outside the United States from approximately 500 to 1,500 employees. During the same time period, the number of Company sales offices outside the United States increased from 25 to 36 in a total of 32 countries. For financial information about foreign and domestic operations and export sales, see Part II--Item 8--Financial Statements and Supplementary Data--Note 14 to the consolidated financial statements.

The Company's current and future business expansions in international markets are dependent on projected regional economic conditions. Generally, the Company uses its international marketing organizations to sell into international markets. After achieving sufficient sales levels and developing an understanding of the markets and earnings potential, the Company may invest in manufacturing capacity appropriate to serve the region, taking into account the projected future business conditions in the region. See Part II--Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations--Summary by Customer Location" for a discussion of certain risks to which the Company is subject as a result of its operating in international markets.

Strategic Market Orientation

The Company's organization is aligned to focus on strategic markets. The Company believes that its market focus helps sustain earnings during economic downturns and allows it to focus on growth.

Employee Ownership and Incentives

The Company believes that employee stock ownership will be a significant factor in achieving its goal of consistent, profitable growth. The Eastman Employee Stock Ownership Plan ("ESOP") is intended to foster employee ownership throughout the Company, and stock ownership guidelines have been established for the Company's directors and approximately 550 key Company managers. All Eastman employees have placed at risk approximately 5% of their overall pay under the Eastman Performance Plan, an annual incentive plan that rewards employees based on the Company's achieved return on capital in relation to its cost of capital. A certain portion of the incentive pay (approximately 5% of eligible employees' annual pay in 1996, 5% in 1995, and 4% in 1994) has been committed to the purchase of Eastman common stock under the ESOP. An additional portion of management compensation is tied to Company performance under the Eastman Annual Performance Plan. For further information concerning the Company's ESOP and incentive pay plans, see Part II--Item 8--Financial Statements and Supplementary Data--Note 8 to the consolidated financial statements and Part III--Item 11-- Executive Compensation.

INDUSTRY SEGMENTS

SPECIALTY AND PERFORMANCE SEGMENT

The key product groupings and primary markets in the Specialty and Performance segment are summarized as follows:


     Product Groupings                                        Primary Markets
------------------------------------        ---------------------------------------------------
Fibers                                      Filters
                                            Fabrics

Coatings, inks, and resins                  Coatings, inks and paints

Fine chemicals                              Photographic chemicals and custom chemicals

Performance chemicals                       Additives for fibers and plastics, semi-conductors
                                            Adhesives and sealants
                                            Food and beverages
                                            Nutrition, cosmetics, construction
                                            Textiles

Specialty plastics                          Medical, electronics, recreation, consumer durables
                                            Plastic packaging


Fibers

The Company is one of the world's largest suppliers of cellulose acetate tow, a product developed by the Company in the 1950's that is used by our customers primarily in the manufacture of cigarette filters. With approximately 400 million pounds of annual capacity at its plants in Kingsport, Tennessee, and Workington, England, the Company accounts for approximately one-third of the annual worldwide production of acetate tow, and sells to all major markets throughout the world. The two primary raw materials used in the manufacture of acetate tow are cellulose (from wood pulp) and acetic anhydride, and the Company has developed the world's only commercial coal gasification facility to produce the latter. This facility reduces the Company's dependency on petrochemicals otherwise required for the manufacture of acetate tow.

Competition for sales of acetate tow is based on price, product quality, and reliability of supply. The Company believes that it enjoys a low-cost position for raw materials as a result of its coal gasification technology, efficient integrated manufacturing processes, and overall size.

Growth in the acetate tow market is directly related to the level of filtered cigarette consumption, which continues to increase worldwide despite declining levels of cigarette consumption in North America. Historically, worldwide industry sales volume growth has averaged between 2% - 3% per year. From 1985 through 1991, however, worldwide industry sales volume grew an average of 4% - 5%, primarily as a result of increased demand and purchases for inventory in the Peoples Republic of China. During the years 1991 through 1993, a drawdown of inventory stockpiles in China plus reduced demand in Eastern Europe contributed to a decline in industry sales which, combined with the addition of approximately 100 million pounds per year of new industry capacity, led to industry overcapacity. This in turn contributed to declines in worldwide Company sales of acetate tow and related operating earnings. In 1994, 1995, and 1996, worldwide growth in the market for acetate tow, led primarily by sales to the Asia Pacific region, resulted in higher levels of capacity utilization for both the Company and the industry. The Company expects worldwide demand for acetate tow to grow at approximately 2% - 3% per year over the long term, led primarily by growth in Asia Pacific and Eastern European regions.

Acetate yarn is produced by the Company for the textile industry. Product price, quality, and service are the primary factors influencing customer-purchasing decisions. This product line utilizes the Company's basic cellulose technology core competence along with its large cellulose acetate manufacturing position to compete effectively. The market for acetate yarn has experienced little growth during the last eight years. The Company has focused its efforts on improving its operating efficiencies to maintain its product quality and cost position.

Fibers products accounted for approximately 32% of 1996 Specialty and Performance segment sales.

Coatings, inks, and resins

The Company supplies a wide variety of coatings, inks, and resins, including solvents, alcohols, glycols, and resins. All of the Company's coatings, inks, and resins are currently produced in the United States with approximately 63% of 1996 sales being in the United States and the remainder worldwide. Most of the products in this area are olefin or cellulose derivatives and utilize the Company's proprietary oxo chemistry technology or chemicals from coal technology. Coatings, inks, and resins include mixed cellulose esters, of which the Company is the world's only manufacturer. Suppliers of coatings, inks, and resins compete based on price, breadth of product line, reliability of supply, and customer service. The Company believes it has a competitive advantage due to the efficiency of its proprietary oxo chemistry technology and chemicals from coal technology, the breadth of its product line, and its system of distribution. Coatings, inks, and resins accounted for approximately 23% of 1996 Specialty and Performance segment sales.

Management anticipates limited future sales growth of traditional organic solvent products due to environmental factors. The Company is developing replacement products that are responsive to the environmental factors; these products include raw materials for waterborne, powder, and high solid coatings.

Fine chemicals

Fine chemicals produced by Eastman are used in the manufacture of a wide variety of products such as photographic products, home care products, and custom chemicals. The Company is a leading producer of custom chemicals used in the manufacture of pharmaceuticals and agricultural chemicals, and of other products synthesized to customer specifications. Technical competence and efficiency are major competitive elements in the fine chemicals industry. The Company believes it has a competitive advantage because of its competency in complex multi-step organic chemistry and the breadth of services offered in custom manufacturing (i.e., regulatory compliance and process design and optimization). Kodak is the largest customer for the Company's fine chemicals. During 1996, fine chemicals accounted for approximately 15% of Specialty and Performance segment sales.

Performance chemicals

Eastman produces a variety of additives for fibers and plastics, raw materials for adhesives and sealants, food and beverage ingredients, and other performance products. Fiber and plastic additives are used to impart specialized processing and performance characteristics to polymers used in the production of a range of fibers and plastics products. The Company produces raw materials for adhesives that are used in hot-melt and pressure-sensitive applications. Eastman is a manufacturer of natural and synthetic food grade antioxidants that are used to enhance the stability and extend the shelf life of many products containing oils and fats. Eastman is the only U.S. producer of sorbates that are used as food and cosmetic preservatives because of their antimicrobial action. The Company also manufactures many other performance products for use in nutrition, cosmetic, textile and construction applications.

The Company believes it has a competitive advantage in many of the markets in which these performance products are sold. For instance, many proprietary products, with highly recognized trade names, deliver to customers high quality and unique performance attributes. Competitors and competitive conditions vary depending on the market segment. During 1996, performance chemicals accounted for approximately 13% of Specialty and Performance segment sales.

Specialty plastics

Specialty plastics are produced by the Company for value-added end uses, such as toothbrushes, eyeglass frames, medical devices, electrical connectors, tools, appliance housings, food and medical packaging, heavy-gauge sheeting, and fabricated boxes. The plastics supplied for these end uses include polyethylene, polyester/copolyesters, cellulosics, and alloys of two or more plastics combined to provide specific performance characteristics. The Company's strategy for these products is to identify and serve selected niche markets that offer the potential for attractive returns. Suppliers of specialty plastics products compete based on price, product performance, reliability of supply, product differentiation, and customer service. The Company believes it has a competitive advantage due to its product performance, its systems of marketing and distribution, and efficiency of its specialized copolyester chemistry and cellulose technology. Specialty plastics accounted for approximately 17% of 1996 Specialty and Performance segment sales.

CORE PLASTICS SEGMENT

The key product groupings and the primary markets in the Core Plastics segment are summarized as follows:


      Product Groupings                        Primary Markets
----------------------------                ---------------------
Container plastics                          Soft drink containers

Flexible plastics                           Packaging

Container plastics

The Company is the world's leading supplier of polyester plastics, including PET, for packaging applications, with the majority of its sales concentrated in North America, Europe, and Latin America. The market for polyester plastics has experienced significant growth in recent years due to the substitution of these plastics for other packaging materials used in soft drink, food, and water containers. Container plastics products accounted for approximately 65% of 1996 Core Plastics segment sales.

PET for containers, such as soft drink bottles, is the largest end use for polyester plastics. Use of PET has grown because it is cost effective and compares favorably with glass, aluminum, and other packaging materials based on its light weight, durability, and clarity. In addition, PET is currently the most widely recycled plastic packaging material. Industry estimates indicate that PET consumption grew worldwide from 2.3 billion pounds per year in 1989 to approximately 6.3 billion pounds per year in 1995, an average annual increase of approximately 16% for the years 1989 through 1993 and 20% in 1994 and 1995. From 1989 to 1995, the Company's volume of PET sales also rose at approximately the same rates. The container plastics industry operated at essentially full capacity, and demand grew substantially in 1995, and to a lesser extent in 1996, primarily due to weak sales in a soft European economy. To meet expected growth in the PET market, Eastman intends to significantly increase its annual worldwide PET manufacturing capacity by the year 2000 to 3.5 billion pounds by constructing new plants and through process improvements in existing plants. Capacity additions within the PET industry worldwide over the next 1-2 years are expected to result in continued pressure on PET selling prices.

Competition for the large volume PET market is based largely on price. Management believes that the Company's large scale operations, vertical integration, and manufacturing expertise provide it with a competitive advantage by allowing the Company to position itself as a price-competitive, consistently reliable source of supply across a broad product line. In addition, the Company has developed proprietary polyester polymers that enable it to respond to specific customer design and performance requirements, and is a leader in the manufacture of recycled-content PET. Environmental concerns have led to increased demand for the use of recycled plastic materials, and the Company was one of the first producers to obtain Food and Drug Administration clearance to use recycled-content PET in polyesters sold to food and beverage container manufacturers.

Flexible plastics

The Company manufactures a variety of plastics including polyethylene, cellulose acetate, and polyesters for applications such as film, extrusion coating, fibers, industrial strapping, and injection molding. The polyethylene product line includes low density, linear low density, and medium/high density polymers. The markets for these products are characterized generally as large volume with a large number of customers and suppliers. The Company competes based on its integrated manufacturing capabilities and, in some of these market areas, on the basis of unique product characteristics. Several of the Company's competitors are larger, with some having a higher degree of vertical integration. As a result of the Company's position in this overall market, the strategy is to focus on selected markets based on the Company's ability to produce high quality performance polymers. Flexible plastics accounted for approximately 35% of 1996 Core Plastics segment sales.

CHEMICAL INTERMEDIATES SEGMENT

The key product grouping and the primary markets in the Chemical Intermediates segment are summarized as follows:

     Product Groupings                          Primary Markets
---------------------------                 ----------------------
Industrial intermediates                    Industrial additives
                                            Agricultural chemicals
                                            Pharmaceuticals
                                            Vinyl compounding
                                            Wood and metal coatings
                                            Artificial sweeteners

Industrial Intermediates

Industrial intermediate chemicals are produced based on the Company's oxo chemistry technology and chemicals from coal technology. These products include basic acetyl, oxo chemicals, and plasticizers, and are marketed to customers producing esters, polymers, industrial additives, agricultural chemicals, industrial intermediates, monomers and polymers, medical delivery equipment, and pharmaceuticals. In 1996 approximately 77% of these products were sold in the United States with the remainder sold internationally. Volume growth rates of these chemicals tend to follow the growth in the world economy.

Competition in the market for industrial intermediate chemicals is based on price, customer relationships, and reliability of supply. The Company's large-scale integrated manufacturing provides the Company with a low-cost position in several of these products. In addition, the Company is able to provide its customers with a reliable source of supply through an extensive distribution network.

RAW MATERIALS

The Company purchases substantially all of its key raw materials under long-term contracts, generally of three to five years of initial duration with renewal provisions. Most of those agreements do not require the Company to buy materials if its operations are shut down or if the Company's demand is otherwise reduced. Key raw materials purchased include cellulose, ethylene glycol, paraxylene, coal, ethane, and propane. The Company has multiple suppliers for most key raw materials and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessment and benchmarking, as part of the total supplier selection process.

CAPITAL EXPENDITURES

Total capital expenditures were $789 million in 1996, $446 million in 1995, and $281 million in 1994. Eastman anticipates that total capital expenditures in 1997 will be approximately $850 million. Historically, approximately 50% of the capital expenditures have been used to improve existing plant operations and 50% have been used to provide new capacity. Efficiency of capital utilization is a key initiative of the Company. The Company uses alliances and joint ventures, where appropriate, to provide additional capital expansion.

During 1996, 1995, and 1994, the Company made capital expenditures of $51 million, $39 million, and $32 million, respectively, related to environmental improvements. The Company estimates that such capital expenditures will be approximately $50 million and $90 million for 1997 and 1998, respectively. Future expenditures will be dependent in part upon implementation of government environmental regulations.

DISPOSITIONS

As previously reported, in November 1994 Eastman sold its polypropylene business, realizing net cash, after taxes, in excess of $100 million. The purchaser acquired the physical assets of Eastman's polypropylene plants--two Unipol process plants located at Texas Eastman Division in Longview, Texas. In February 1995 Eastman sold its Kingsport, Tennessee compounded polypropylene product line. In addition, the Company ceased production of natural source vitamin E in 1995 and of pigmented inks in 1996, and sold the food-grade distilled monoglycerides, powder coatings, and adhesives businesses in 1996. The effect of these divestitures and product discontinuances on financial position or results of operations has not been, and is not expected to be, material.

EMPLOYEE RELATIONS

The Company employs approximately 17,500 men and women worldwide. None of the employees in the United States and approximately 2% of the total worldwide labor force are represented by labor unions. The Company believes that its employee relations are excellent.

CUSTOMER RELATIONS

Eastman has an extensive customer base and is not dependent on any one customer or group of customers. The Company has approximately 8,000 customers worldwide and the top 100 customers account for less than 60% of the Company's business. Eastman's largest customer is Kodak, which accounted for approximately 6% of total sales in 1996.

The Company has received numerous preferred-supplier awards and is the sole supplier to several major customers. The Company strives to be the preferred supplier to customers in the markets it serves.

COMPETITION

The Company's competitive environment varies among markets. Some of the Company's competitors are larger in size and capital base than the Company. Major competitors of the Company in its key markets are summarized as follows:


         Key Market                                               Major Competitors
----------------------------                -----------------------------------------------------------
Fibers                                      Courtaulds, Daicel, Hoechst Celanese, Mitsubishi, Novaceta,
                                            Rhone-Poulenc, Teijin

Coatings, inks, and resins                  BASF, Exxon, Hoechst Celanese, S. C. Johnson, Lonza,
                                            Oxychem, Shell, Union Carbide

Fine chemicals                              DSM, LaPorte, Lonza

Performance chemicals                       AlliedSignal, Arco, Daicel, Dow, Exxon, Hercules, Hoechst
                                            Celanese, Hoechst Fine Chemicals, Rexene, Rhone-Poulenc,
                                            UOP

Specialty plastics                          BASF, Bayer, Dow, DuPont, GE, Hoechst Celanese, Phillips,
                                            Akzo Nobel, AtoHaas, ICI, Geon, Shell

Container plastics                          Hoechst, ICI, Shell, Wellman, Nan Ya

Flexible plastics                           Chevron, Dow, Exxon, Hoechst Celanese, ICI, Mobil,
                                            Quantum, Shell, Union Carbide

Industrial intermediates                    BASF, BP, Dow, Exxon, Hoechst Celanese, Rhone-Poulenc,
                                            Union Carbide

RESEARCH AND DEVELOPMENT

The Company directs its research and development programs toward four objectives: 1) continually improving product quality by improvement in manufacturing technology and processes; 2) lowering manufacturing costs through process improvement; 3) conducting exploratory research to develop new product lines and markets; and 4) developing new products and processes that are compatible with the Company's commitment to RESPONSIBLE CARE (see
"Environmental" below).

Major achievements in research and development during the last several years include the chemicals from coal technology, enhancements of the oxo chemistry technology, and polyester application development and manufacturing technology. The Company has developed wastewater treatment technology and technology to improve PET recycling. In addition, Eastman has developed technology that provides a faster, lower-cost route to production of EpB oxirane, a building block chemical used in many other chemicals.

The Company's research and development expenditures during the past five years have averaged approximately 4% of sales annually. The Company's research and development expenditures for 1996, 1995, and 1994 were $184 million, $176 million, and $167 million, respectively. Expenditures for 1997 are anticipated to be comparable to those for 1996. The Company has its major research center in Kingsport, Tennessee, and currently employs approximately 375 scientists with doctoral degrees throughout its research and development program.

PATENTS AND TRADEMARKS

The Company owns or licenses a large number of U.S. and non-U.S. patents that relate to a wide variety of products and processes. The Company's patents expire at various times during the next several years. The Company expects to be granted about 100 new patents per year as a result of research and development projects. The Company also maintains trademarks on major product segments. While these patents, licenses, and trademarks are considered important, the Company does not consider its business as a whole to be materially dependent upon any one particular patent, patent license, or trademark.

SEASONALITY

Seasonality is not a significant factor for the Company, although the Specialty and Performance segment experiences seasonal effects during the winter months because of reduced demand for paint products, and the Core Plastics segment experiences reduced demand for soft-drink containers during the first and fourth quarters.

MARKETING AND DISTRIBUTION

The Company markets products through a worldwide sales organization with 36 sales offices outside the United States in 32 countries. In 1996, approximately 80% of sales were direct and 20% were through other channels. Products are shipped to customers directly from the Company's plants as well as from distribution centers, with the method of shipment generally determined by the customer.

ENVIRONMENTAL

Eastman is committed to improving the environment, a commitment evidenced in both the Company's products and manufacturing operations. The Company is actively engaged in the ongoing development and enhancement of products that are environmentally responsible, such as waterborne products and recyclable plastics, and is an active participant in RESPONSIBLE CARE, a chemical industry initiative that focuses on improving performance in areas including community awareness and emergency response, pollution prevention, process safety, distribution, employee health and safety, and product stewardship.

Health, safety, and environmental considerations are a priority in the Company's planning for all existing and new products and processes. The Health, Safety & Environmental and Public Policy Committee of Eastman's Board of Directors reviews the Company's policies and practices concerning health, safety, and the environment, and its processes for complying with related laws and regulations, and monitors significant related matters. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company has made and intends to continue to make expenditures for environmental protection and improvement in a timely manner consistent with the foregoing policies and with the technology available. In some cases, applicable environmental regulations, such as those adopted under the federal Clean Air Act and the Resource Conservation and Recovery Act, and related actions of regulatory agencies determine the timing and amount of environmental costs incurred by the Company.

The Company's commitment to environmental stewardship has earned favorable recognition. In 1996 Eastman received Energy Efficiency Awards from the Chemical Manufacturers Association. Also in 1996, Tennessee Eastman Division's wastewater treatment facility received the Operational Excellence Award from the Kentucky-Tennessee Water Environment Association and the national George F. Burke, Jr. Award from the Water Environment Association for operation safety. During 1995 Eastman received environmental awards from the Chemical Manufacturers Association, the Kentucky-Tennessee Water Environment Association, the League of Women Voters of the Texas Education Fund, and the Tennessee Association of Business. In 1992 Texas Eastman Division was awarded an Administrator's Award by the U.S. Environmental Protection Agency. The U.S. Department of Labor commended the Company in 1992 for being the first company in the nation to develop and implement a registered Environmental Operations Specialist Apprenticeship Program to train operating personnel in monitoring fugitive emissions. Industry Week magazine named the Kingsport, Tennessee plant one of the 10 best plants in the nation in 1991 based on criteria that included energy conservation and pollution prevention.

Certain of the Company's manufacturing sites generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs relating to environmental remediation and closure/postclosure pursuant to the federal Resource Conservation and Recovery Act. Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, the Company does not believe its liability for these environmental matters, individually or in the aggregate, will be material to Eastman's consolidated financial position, results of operations, or competitive position. The Company's policy is to record such liabilities when loss amounts are probable and reasonably estimable.

The Company's environmental protection and improvement cash expenditures were $173 million in 1996, $151 million in 1995, and $145 million in 1994, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

BACKLOG

During 1996, the Company's backlog of firm orders averaged between $200 million and $400 million, representing two to four weeks' sales. The Company adjusts its inventory policy to control the backlog of products dependent on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to reduce backlog. Backlog is also affected by utilization of a given product manufacturing capacity.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below.

Earnest W. Deavenport, Jr., age 58, is Chairman of the Board and Chief Executive Officer of the Company. He joined the Company in 1960. Mr. Deavenport was named President of the Company in 1989. He also served as Group Vice President of Kodak from 1989 through 1993.

R. Wiley Bourne, Jr., age 59, is Vice Chairman of the Board and Executive Vice President of the Company, responsible for all business organizations. He joined the Company in 1959 and was named Executive Vice President in 1989. Mr. Bourne also served as a Vice President of Kodak from 1986 through 1993.

Dr. James L. Chitwood, age 54, is Senior Vice President of the Company, responsible for operations outside North America. Dr. Chitwood joined the Company in 1968. He was named Senior Vice President of the Company in 1989 and Group Vice President, Specialty Business Group in 1991. Dr. Chitwood was appointed Senior Vice President with responsibility for Company business organizations in October 1994 and changed to his current area of responsibility in 1996. He also served as a Vice President of Kodak from 1984 through 1993.

Harold L. Henderson, age 61, joined the Company in 1997 as Senior Vice President, Secretary, and General Counsel. Mr. Henderson served previously as chief legal officer of The Firestone Tire & Rubber Company from 1980 to 1985 and of RJR Nabisco, Inc. from 1985 to 1989. He was a consultant, commercial real estate developer, and private investor from 1989 through 1996.

Tom O. Nethery, age 58, is Senior Vice President of the Company, responsible for functional organizations. Mr. Nethery joined the Company in 1960. In 1989, Mr. Nethery was named Senior Vice President, Manufacturing of the Company. He was named Group Vice President, Industrial Business Group in 1991 and was appointed to his current position in October 1994. Mr. Nethery also served as a Vice President of Kodak from 1989 through 1993.

H. Virgil Stephens, age 60, is Senior Vice President and Chief Financial Officer of the Company. Mr. Stephens joined the Company in 1979. In 1988, Mr. Stephens was named Vice President, Financial and Information Services, became Vice President and Chief Financial Officer in 1993, and was appointed to his current position in 1996.

Darryl K. Williams, age 54, is Senior Vice President of the Company, responsible for technology. Mr. Williams joined the company in 1965. He was appointed president of Eastman Chemical Japan Ltd. in 1992, was named vice president, Asia Pacific regional support services in 1993, was appointed vice president, Asia Pacific Sales in 1994, and was named to his current position in 1996.

William G. Adams, age 62, is Vice President, Human Resources and Communications and Public Affairs of the Company. Mr. Adams joined the Company in 1958. He was named to his current position in 1986.

Lynda W. Popwell, age 52, is Vice President, Health, Safety, and Environment and Quality of the Company. Ms. Popwell joined the Company in 1969. In 1990, she was appointed Superintendent, Polymer Chemicals Division, Carolina Eastman Division. Ms. Popwell was named Superintendent, Acid Division, Tennessee Eastman Division, in 1993, was appointed Vice President, Tennessee Eastman Division in 1994, and was appointed to her current position in 1995.

B. Fielding Rolston, age 55, is Vice President, Customer Service and Materials Management of the Company. Mr. Rolston joined the Company in 1964. In 1987, Mr. Rolston was appointed to his current position.

Jimmy E. Tackett, age 59, is Vice President, Corporate Development and Strategy of the Company. Mr. Tackett joined the Company in 1963. In 1989, Mr. Tackett was appointed to his current position.

Thomas W. Wilson, age 55, is Vice President and Comptroller of the Company. Mr. Wilson joined the Company in 1964. In 1986, Mr. Wilson was named Comptroller of Texas Eastman Division and was appointed Comptroller and Treasurer, Eastman Chemical Company, in 1993. He assumed his current position in 1997.

ITEM 2. PROPERTIES

PROPERTIES

A summary of the Company's principal manufacturing sites and the key products produced at each site is shown in the table below. Eastman's plants generally are well maintained, are in good operating condition, and are suitable and adequate for their use. Utilization of these facilities may vary with product mix, and economic, seasonal, and other business conditions, but none of the principal plants are substantially idle.

The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.

     Location                               Unit                                  Key Products
---------------------           --------------------------------       ---------------------------------
Batesville, AR                 Arkansas Eastman                        Fine Chemicals
Columbia, SC                   Carolina Eastman                        Polyester Polymers
Cosoleacaque, Mexico           Eastman Chemical Industrial             Polyester Polymers
                               De Mexico
Hartlepool, England            Eastman Chemical Ectona, Ltd.           Polyester Polymers
Kingsport, TN                  Tennessee Eastman                       Acetate Tow
                                                                       Coatings and Paint Raw Materials
                                                                       Polyester Polymers
                                                                       Fine Chemicals
Llangefni, Wales               Eastman Chemical (UK) Limited           Fine Chemicals
Longview, TX                   Texas Eastman                           Oxo Chemicals
                                                                       Plastics
Rochester, NY                  Distillation Products Division          Monoglycerides and Antioxidants
Roebuck, SC                    ABCO Industries, Inc.                   Waterborne Polymers
San Roque, Spain               Eastman Chemical Espana, S.A.           Polyester Polymers
Toronto, Ontario, Canada       Eastman Chemical Canada, Inc.           Polyester Polymers
Workington, England            Eastman Chemical Ectona, Ltd.           Acetate Tow
                                                                       Polyester Polymers

The Company has entered into a joint venture with Rhone-Poulenc, called Primester, which manufactures cellulose ester at its Kingsport, Tennessee plant. The production of cellulose ester is an intermediate step in the manufacture of acetate tow and other cellulose-based products.

The Company has distribution facilities at all of its plant sites. In addition, the Company conducts manufacturing operations at 3 other sites and operates 89 stand-alone distribution facilities in 18 countries. Corporate headquarters is in Kingsport, Tennessee. The Company's regional headquarters are in Miami, Florida; The Hague, Netherlands; and Singapore. Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; Osaka, Japan; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, Netherlands; and Singapore.

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareowners during the fourth quarter of 1996.










------------------------
RESPONSIBLE CARE is a registered service mark of the Chemical Manufacturers Association. EASTAPAK AND TENITE are trademarks of Eastman Chemical Company.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREOWNER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN." The following table presents the high and low sales prices of the Common Stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 1995 and 1996.

                                                                   CASH DIVIDENDS
                                   HIGH              LOW              DECLARED

1995
1st Quarter                       56 1/8           48 1/2              $   .40
2nd Quarter                       61               52 1/2                  .40
3rd Quarter                       69 1/2           59 1/8                  .42
4th Quarter                       68 3/8           58 3/4                  .42

1996

1st Quarter                       76 1/4           60 1/8              $   .42
2nd Quarter                       69 1/4           59 3/4                  .42
3rd Quarter                       62 3/8           50 3/4                  .44
4th Quarter                       58 1/2           52                      .44

----------

As of January 31, 1997 there were 77,862,162 shares of the Company's Common Stock issued and outstanding, which shares were held by approximately 94,266 shareowners of record. These shares include 202,575 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $.44 per share during the first quarter of 1997, and currently anticipates continuing to pay quarterly cash dividends. Quarterly dividends on Common Stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time.

The Company did not sell any equity securities during 1996 in transactions not registered under the Securities Act of 1933. For information concerning issuance of shares and option grants in 1996 under compensation and benefit plans and to the Company's charitable foundation, see Part II--Item 8--Financial Statements and Supplementary Data -- Notes 7 and 8 to consolidated financial statements.

ITEM 6.    SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)           1996      1995      1994      1993      1992

SUMMARY OF OPERATING DATA (1)
Sales                                                   $  4,782  $  5,040  $  4,329  $  3,903  $  3,811
Operating earnings                                           663       964       636       451       505
Earnings from continuing operations
  before income taxes and cumulative
  effect of changes in accounting principle                  607       899       550       439       483
Earnings from continuing operations                          380       559       336       267       301
Discontinued operations, net of taxes                          -         -         -       (20)       (9)
Cumulative effect of changes
  in accounting principle, net of taxes                        -         -         -      (456)       79
Net earnings (loss)                                          380       559       336      (209)      371
Earnings per share from continuing
  operations (2)                                            4.80      6.78      4.05      2.46      2.85
Net earnings per share                                      4.80      6.78      4.05         -         -

STATEMENT OF FINANCIAL POSITION DATA (1)

Current assets                                          $  1,345  $  1,487  $  1,248  $  1,057  $  1,007
Properties at cost                                         7,530     6,791     6,389     6,390     6,170
Accumulated depreciation                                   4,010     3,742     3,483     3,331     3,127
Total assets                                               5,266     4,872     4,395     4,341     4,200
Current liabilities                                          787       873       793       462       443
Long-term borrowings                                       1,523     1,217     1,195     1,801         1
Total liabilities                                          3,627     3,344     3,100     3,280     1,267
Total shareowners' equity                                  1,639     1,528     1,295     1,061     2,933
Dividends declared per common share                         1.72      1.64      1.60         -         -

------------

(1) The summary of operating data for the years 1992 and 1993 and the statement of financial position data for 1992 present the historical combined results of the Company as the wholly owned worldwide chemical business of Kodak before the spin-off at midnight December 31, 1993 as if it had operated as an independent stand-alone entity.

(2) Earnings per share from continuing operations for the years 1992 and 1993 are presented on a pro forma basis. Historical earnings per share data for periods before the spin-off is not presented because the Company was not a publicly held company before the spin-off and such data is not meaningful because of the significant change in capitalization as a result of the spin-off. Pro forma earnings from continuing operations were $204 million and $236 million for the years 1993 and 1992, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report.

MAJOR FACTORS AFFECTING EARNINGS
1996 COMPARED WITH 1995

     Significantly lower selling prices for the Company's core plastics Overall increased sales volumes
     Preproduction and start-up costs for new production facilities Lower raw material costs
     Lower variable-incentive compensation

RESULTS OF OPERATIONS

EARNINGS

(Dollars in millions, except per share amounts)          1996       1995        CHANGE      1994
Operating earnings                                     $   663    $   964        (31)%    $   636
Net earnings                                               380        559        (32)         336
Net earnings per share                                    4.80       6.78        (29)        4.05

CHANGES IN EARNINGS PER SHARE                            1996       1995      CHANGE
Net earnings per share                                 $ 4.80     $  6.78    $ (1.98)
Operations
  Selling price                                                              $ (2.57)
  Volume and mix                                                                 .24
  Raw materials, supplies, and energy costs                                      .48
  Variable-incentive pay                                                         .67
  Preproduction and start-up costs                                              (.42)
  Other                                                                         (.66)
                                                                             -------
    Change from operations                                                     (2.26)
Other
  Interest expense, net                                                          .09
  Other income/charges                                                          (.02)
  Effective tax rate change                                                      .02
  Fewer shares outstanding                                                       .19
                                                                             -------
     Total change                                                            $ (1.98)
                                                                             =======

1996 COMPARED WITH 1995

While Eastman's results for 1996 reflect overall decreases compared with 1995, a year in which the Company reported record sales and earnings, the Company's 1996 net earnings still reflect a solid return on equity of 24% and strong earnings from the Specialty and Performance segment. The factors contributing to the 1996 earnings decline were lower selling prices for the Company's core plastics, polyethylene terephthalate ("PET") and polyethylene, preproduction and start-up costs at new PET plants, and higher labor rates. Currency fluctuations had a minor negative effect on earnings in 1996. Positive impacts on overall earnings include higher overall sales volumes, lower variable-incentive compensation, and lower costs for paraxylene, certain other raw materials, and energy, partially offset by higher propane costs. In addition, fewer shares outstanding favorably affected earnings per share.

SUMMARY BY INDUSTRY SEGMENT

The Company's industry segment presentation for 1996 was revised. The Performance segment was renamed Specialty and Performance, the Industrial segment was renamed Chemical Intermediates, and the new Core Plastics segment, which includes container plastics and flexible plastics products, was established. Previously, container plastics were in the Performance segment, and flexible plastics were in the Industrial segment. The new Core Plastics segment includes the Company's two major plastics products, EASTAPAK PET polyester packaging plastic and TENITE polyethylene. Prior periods have been restated to conform to the 1996 presentation.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results and for restated business segment quarterly sales and earnings information, see Exhibits 99.01 and 99.02, respectively, to this Form 10-K).

SPECIALTY AND PERFORMANCE SEGMENT

(Dollars in millions)                                    1996       1995         CHANGE     1994

Sales                                                  $ 2,657    $ 2,647          -%     $ 2,364
Operating earnings                                         519        433         20          350

1996 COMPARED WITH 1995

Despite overall level sales, the Specialty and Performance segment operating earnings increased primarily as a result of lower operating costs reflecting overall lower raw material costs, divestiture and discontinuance of certain businesses and product lines, favorable product mix changes, and lower variable-incentive compensation. Improved pricing, particularly for acetate tow and acetate yarn, also contributed to the increase in earnings. Sales of coatings, inks, and resins products increased because of higher volumes, partially offset by decreased prices. Fibers sales increased primarily because of price increases at the beginning of 1996 and slight volume gains. Fine chemicals products sales were down primarily because of lower volumes. Specialty plastics products sales were essentially level with 1995, with volume increases offset by price decreases. Sales of performance chemicals products decreased because of lower volumes, partially offset by higher prices, and as a result of the divestiture and discontinuance of certain businesses and product lines in late 1995 and early 1996.

CORE PLASTICS SEGMENT

(Dollars in millions)                                    1996       1995         CHANGE     1994

Sales                                                  $ 1,409    $ 1,685        (16)%    $ 1,390
Operating earnings (loss)                                   (1)       347          -          199

1996 COMPARED WITH 1995

The sales decrease in the Core Plastics segment was attributed primarily to lower EASTAPAK PET selling prices, partially offset by increased volumes. Decreased operating earnings were attributed primarily to lower EASTAPAK PET and polyethylene selling prices. Other factors contributing to the overall decrease in segment operating earnings were increased preproduction and start-up costs for new PET manufacturing facilities and increased propane costs, which impacted primarily polyethylene and to a lesser extent PET.

CHEMICAL INTERMEDIATES SEGMENT

(Dollars in millions)                                    1996       1995        CHANGE      1994

Sales                                                  $   716    $   708          1%     $   575
Operating earnings                                         145        184        (21)          87

1996 COMPARED WITH 1995

Increased sales in the Chemical Intermediates segment were attributed primarily to higher volumes, partially offset by lower selling prices for industrial intermediates. Decreased operating earnings were attributed primarily to lower selling prices for certain industrial intermediates products, particularly n-butyraldehyde products and their derivatives, and higher propane feedstock costs.

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

(Dollars in millions)                                    1996       1995        CHANGE      1994

United States and Canada                                $3,183     $3,390         (6)%     $3,049
Europe, Middle East, and Africa                            745        825        (10)         640
Asia Pacific                                               548        557         (2)         437
Latin America                                              306        268         14          203
                                                        ------     ------                  ------

Total                                                   $4,782     $5,040                  $4,329
                                                        ======     ======                  ======

1996 COMPARED WITH 1995

Sales in the United States for 1996 were $2.99 billion, down 6% from 1995 sales of $3.168 billion. Decreased sales were attributed to lower selling prices, partially offset by modest volume gains.

Sales outside the United States in 1996 were down 4% from 1995 and were 37% of total sales, same as 1995. Decreased sales in Europe, Middle East, and Africa were primarily attributed to lower EASTAPAK PET selling prices, partially offset by higher volumes. Increased sales in Latin America resulted primarily from higher EASTAPAK PET volumes, partially offset by lower selling prices.

With a substantial portion of 1996 sales to customers outside the United States and 9% of its products (as measured by sales revenue) manufactured outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. As a result, 85% of total 1996 sales were U.S. dollar-based. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. Consequently, credit and currency losses experienced on international transactions have not been significant. See Item 8--Financial Statements and Supplementary Data--Note 10 to the consolidated financial statements.

SUMMARY OF CONSOLIDATED RESULTS

(Dollars in millions)                                    1996       1995         CHANGE     1994

SALES                                                  $ 4,782    $ 5,040         (5)%    $ 4,329

Sales in 1996 decreased 7% because of lower selling prices, offset 2% because of volume gains.

(Dollars in millions)                                   1996       1995          CHANGE     1994

GROSS PROFIT                                           $ 1,179    $ 1,504        (22)%    $ 1,113
    As a percentage of sales                              24.7%      29.8%                   25.7%

Gross profit decline was principally attributable to lower selling prices, higher labor rates, and increased preproduction and start-up costs, partially offset by lower variable-incentive compensation, lower purchased raw material costs, and increased volumes.

(Dollars in millions)                                    1996       1995         CHANGE     1994

SELLING AND GENERAL ADMINISTRATIVE EXPENSES            $   332    $   364         (9)%    $   310
    As a percentage of sales                               6.9%       7.2%                    7.2%

The decrease in selling and general administrative expenses was attributable to developmental costs incurred in 1995 for the installation of a global integrated business information system that were not incurred in 1996. The Company invested significant resources in this new information system to better position itself for continued worldwide growth. Another factor affecting the decreased selling and general administrative expenses was decreased variable-incentive compensation costs.

(Dollars in millions)                                    1996       1995         CHANGE    1994

RESEARCH AND DEVELOPMENT COSTS                         $   184    $   176          5%     $   167
    As a percentage of sales                               3.8%       3.5%                    3.9%

Research and development costs increased because of an increase in research and development activities and overall labor rates, partially offset by lower variable-incentive costs.

(Dollars in millions)                                    1996       1995        CHANGE     1994

GROSS INTEREST EXPENSE                                 $    95    $    88                 $    98
LESS CAPITALIZED INTEREST                                   28          9                      11
                                                       -------    -------                 -------
NET INTEREST EXPENSE                                   $    67    $    79        (15)%    $    87
                                                       =======    =======                 =======

Interest expense increased because of higher commercial paper borrowings, offset by capitalized interest related to increased capital projects under construction.

(Dollars in millions)                                    1996       1995        CHANGE     1994

OTHER INCOME, NET                                      $    11    $    14        (21)%    $     1

Other income and charges include interest income, royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items.

(Dollars in millions)                                    1996       1995        CHANGE      1994

PROVISION FOR INCOME TAXES                             $   227    $   340        (33)%    $   214
    Effective tax rate                                    37.4%      37.8%                   38.9%

1995 COMPARED WITH 1994

Eastman posted sales in 1995 of $5.04 billion, up 16% compared with 1994. Sales increased 11% because of higher selling prices, 3% because of volume gains, and 2% because of the favorable effect of fluctuations in currency exchange rates. The Company had net earnings of $559 million in 1995, compared with $336 million for 1994 -- a 66% increase. The increased earnings were attributable to higher selling prices and slightly higher volumes, partially offset by higher purchased raw material costs. Currency fluctuations had a minor favorable effect on earnings in 1995 and 1994. In November 1994 Eastman sold its polypropylene business, realizing net cash, after taxes, in excess of $100 million. Eastman's revenues from the polypropylene business, included primarily with flexible plastics products, were approximately $160 million in 1994.

The Specialty and Performance segment reported sales of $2.647 billion for 1995, up 12% from 1994. The increase was attributed to higher sales prices and higher sales volumes. Sales of coatings, inks, and resins products increased because of solid price increases. Fibers products experienced significant volume increases and improved prices. Fine chemicals products reported substantial volume gains, partially offset by slight decreases in selling prices. Excluding the effects of the polypropylene business exit in 1994, specialty plastics products reported higher volumes and increased prices in 1995. Specialty and Performance segment operating earnings for 1995 were $433 million, compared with $350 million in 1994. The 24% increase was attributable to higher selling prices and volume gains, partially offset by higher raw material and labor costs.

The Core Plastics segment reported sales of $1.685 billion for 1995, up 21% from 1994. PET contributed significantly to the increased segment sales, with substantially higher selling prices and good volume increases. Excluding the effects of the polypropylene business exit, volumes for flexible plastics products, primarily polyethylene, were moderately higher in 1995. Core Plastics segment operating earnings for 1995 were $347 million, compared with $199 million in 1994. The 74% increase was primarily attributable to PET and polyethylene higher selling prices, partially offset by higher raw material and labor costs.

The Chemical Intermediates segment reported sales of $708 million for 1995, up 23% from 1994. The substantial increase in sales was attributable to higher selling prices and modest volume gains of industrial intermediates. Selling prices were higher because of strong demand. Chemical Intermediates segment operating earnings for 1995 were $184 million, up 111% from 1994. Sharp increases in operating earnings were attributable primarily to higher selling prices, partially offset by higher raw material and labor costs. Strengthened demand for chemicals that resulted in high capacity utilization was a significant factor in the 1995 gain.

Eastman reported increased 1995 sales to customers in each reported region. Sales in the United States in 1995 were $3.168 billion, up 10% compared with 1994 sales of $2.867 billion. Increased sales were primarily attributable to higher selling prices. Sales to customers outside the United States in 1995 were up 28% compared with 1994 and were 37% of total sales, compared with 34% in 1994.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                              1996         1995          1994

Ratio of earnings to fixed charges                                6.1x         9.7x          6.3x
Current ratio (1)                                                 1.7x         1.7x          1.5x
Percent of long-term borrowings to total capital (1)               48%          44%           48%
Percent of floating-rate borrowings to total borrowings (1)        21%           2%             -

------------
(1)  At end of year.

KEY CASH FLOW ELEMENTS

(Dollars in millions)                                            1996         1995         1994

Cash provided by operations                                   $     746    $     838    $     824
Capital expenditures                                                789          446          281
Dividends paid                                                      134          133           99
Net increase in commercial paper borrowings                         273           22            -
Debt reduction excluding commercial paper                             -            2          605
Treasury stock purchases                                            161          200            -


Cash provided by operations for 1996 decreased primarily as a result of lower earnings, partially offset by reductions in inventory and receivables. Cash provided by operations for 1995 increased primarily as a result of higher earnings, partially offset by changes in certain liabilities.

The increase in cash used in investing activities in 1996 is consistent with the Company's global expansion activities and primarily reflects capital expenditure increases. Cash used in investing activities in 1995 increased because of higher capital expenditures, acquisitions, and investments in joint ventures.

The cash used in financing activities in 1996 reflects dividends and share repurchases, offset by commercial paper borrowings. The cash used in financing activities in 1995 was primarily attributed to share repurchases and dividends. In 1994 the Company had a $605 million reduction in long-term borrowings.

CAPITAL EXPENDITURES

Eastman's commitment for capital expenditures at December 31, 1996, was approximately $740 million, consisting primarily of planned expenditures for previously announced expansions of production capacity. Approximately 80% of the $740 million is expected to be disbursed in 1997. Eastman anticipates that total capital expenditures in 1997 will be approximately $850 million. Depreciation expense is expected to be approximately $330 million in 1997.

Construction is currently under way for a copolyester plastics plant in Kuantan, Malaysia, with production expected by early 1998. The Company has begun construction of an isophthalic acid ("IPA") plant in Tennessee, with production expected in 1998. A letter of intent was signed by the Company to study the feasibility of forming a joint venture in the People's Republic of China; consideration is being given to building two plants in Nanjing, China, one to produce hydrocarbon tackifying resins and the other to manufacture sorbates. Eastman has announced a planned increase in polyethylene naphthalate ("PEN") capacity in Kingsport, Tennessee, expected on-line in early 1997. By late 1997 Eastman plans to double production capacity for general-purpose fine chemicals at the Peboc Division of Eastman Chemical (UK) Ltd. in Llangefni, Wales. Eastman purchased the assets of ABCO Industries, Ltd., a waterborne polymers manufacturer in South Carolina, in December 1996. This acquisition did not have a material effect on financial position or results of operations.

To meet expected growth in the PET market, Eastman intends to significantly increase its annual worldwide PET manufacturing capacity by the year 2000 to 3.5 billion pounds by constructing new plants and improving processes in existing plants. Eastman's capacity in place by the end of 1997 is expected to be 2.5 billion pounds, with an additional 0.5 billion pounds by the end of 1998. Capacity additions within the PET industry worldwide over the next 1-2 years are expected to result in continued pressure on PET selling prices.

Eastman completed construction of an epoxybutene (EpB oxirane) derivatives plant at its Longview, Texas, location in December 1996. In order to enhance production of oxo chemicals, the Company plans to expand its Longview, Texas, oxo aldehydes and derivatives plants and construct a new oxo chemicals manufacturing complex in Singapore, with production expected to begin in early 1999.

LIQUIDITY

In December 1995 the Company replaced a previously existing variable rate credit agreement with a new 5-year $800 million revolving credit facility (the "Credit Facility"). Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of December 31, 1996. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

In 1994 Eastman issued $1.2 billion of long-term debt securities and repaid existing borrowings under the preexisting credit agreement. The issuances included $500 million of 6 3/8% notes due 2004, $500 million of 7 1/4% debentures due 2024, and $200 million of 7 5/8% debentures due 2024. The 7 5/8% debentures may be redeemed June 15, 2006, at the option of their registered holders, at 100% of the principal amount plus accrued interest to that date.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of December 31, 1996, the Company's commercial paper outstanding balance was $295 million, at an effective interest rate of 5.59%. At December 31, 1995, a total of $22 million of commercial paper was outstanding, at a 6% effective interest rate.

In early 1997 the Company issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay outstanding commercial paper borrowings.

In 1995 the Company repurchased $200 million of Eastman common stock. In February 1996 the Company announced plans to repurchase up to $400 million of additional common stock, and at December 31, 1996, had acquired an additional 2,486,300 shares at a cost of $161 million under the repurchase program announced in 1996. Given the Company's capital expenditure program for 1997, Eastman does not expect to make any significant share repurchases in 1997. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS                                         1996       1995       1994

Cash dividends declared per share               $  1.72    $  1.64    $  1.60

ENVIRONMENTAL

Eastman is committed to improving the environment, a commitment evidenced in both the Company's products and manufacturing operations. The Company is actively engaged in the ongoing development and enhancement of products that are environmentally responsible, such as waterborne products and recyclable plastics, and is an active participant in RESPONSIBLE CARE, a chemical industry initiative that focuses on improving performance in areas including community awareness and emergency response, pollution prevention, process safety, distribution, employee health and safety, and product stewardship.

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure/postclosure under the federal Resource Conservation and Recovery Act. Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, the Company does not believe its liability for these environmental matters, individually or in the aggregate, will be material to Eastman's consolidated financial position, results of operations, or competitive position.

Eastman's environmental protection and improvement cash expenditures were $173 million in 1996, $151 million in 1995, and $145 million in 1994, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years inflation has not had a material adverse impact on Eastman's costs, primarily because of price competition among suppliers of raw materials. However, changes in raw material prices, particularly petroleum derivatives, could have a significant impact on costs, which the Company may or may not be able to reflect fully in its pricing structure.

RECENTLY ISSUED ACCOUNTING STANDARDS

In 1996 the AICPA issued SoP 96-1, "Accounting for Environmental Remediation Costs," which provides guidance in the determination of environmental remediation liabilities. It is effective for fiscal years beginning after December 15, 1996. Eastman does not expect compliance with SoP 96-1 to have a material effect on its financial position or results of operations.

OUTLOOK

Looking forward to 1997, the Company expects continued good demand for its products. In comparison with 1996, the Company also expects to realize modest volume growth driven by significant volume growth for EASTAPAK PET due to increasing demand and additional available capacity. In addition, the Company expects incremental capacity gains for fibers and various chemicals to contribute to volume growth. The Company expects EASTAPAK PET selling prices to remain under pressure in 1997 due to growth in capacity over the next 1-2 years in the worldwide PET industry, but improvement in PET margins above fourth quarter 1996 levels. For the rest of its businesses, the Company expects overall stable margins when compared with 1996 as a result of stable to slightly lower selling prices and stable to slightly lower costs for key purchased raw materials. The Company is also targeting $100 million in labor and material productivity gains in 1997 as a result of its Advantaged Cost 2000 initiative to eliminate $500 million from Eastman's cost structure by the year 2000.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; planned capacity increases and capital spending; expected depreciation; and supply and demand, volume, price, margin, and earnings expectations for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions: relatively stable business conditions in North America, improving business conditions in Europe, and continued growth in Latin America and Asia Pacific, supporting continued good overall demand for the Company's products; continued demand growth worldwide for PET; continued capacity additions within the PET industry worldwide; availability of scheduled Eastman capacity increases; stable to slightly lower pricing for Eastman products; overall stable to slightly lower purchase costs for key Eastman raw materials; and labor and material productivity gains sufficient to meet targeted cost structure reductions. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

------------------------------------
RESPONSIBLE CARE is a registered service mark of the Chemical Manufacturers Association. EASTAPAK AND TENITE are trademarks of Eastman Chemical Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM                                                                                                PAGE

Management's responsibility for financial statements                                                  29

Report of independent accountants                                                                     30

Consolidated statements of earnings and retained earnings                                             31

Consolidated statements of financial position                                                         32

Consolidated statements of cash flows                                                                 33

Notes to consolidated financial statements                                                       34 - 53

         MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company and subsidiaries appearing on pages 31 through 53. Eastman has prepared these consolidated financial statements in accordance with generally accepted accounting principles, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

         Eastman's accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company's policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner that is above reproach.

         The consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their report is included herein.

         The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of nonmanagement Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with Price Waterhouse LLP and Eastman's director of internal auditing, both privately and with management present, to discuss accounting, auditing, policies and procedures, internal controls, and financial reporting matters.



         /s/ Earnest W. Deavenport, Jr.          /s/ H. Virgil Stephens
         ------------------------------          ---------------------------
         Earnest W. Deavenport, Jr.              H. Virgil Stephens
         Chairman of the Board and               Senior Vice President and
            Chief Executive Officer                 Chief Financial Officer

         January 21, 1997

         REPORT OF INDEPENDENT ACCOUNTANTS


         To the Board of Directors and Shareowners of Eastman Chemical Company

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the financial position of Eastman Chemical Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





         /s/ Price Waterhouse LLP
         ------------------------
         PRICE WATERHOUSE LLP
         New York, New York
         January 21, 1997

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                 1996         1995         1994

Sales                                                         $   4,782    $   5,040    $   4,329
Cost of sales                                                     3,603        3,536        3,216
                                                              ---------    ---------    ---------
Gross profit                                                      1,179        1,504        1,113

Selling and general administrative expenses                         332          364          310
Research and development costs                                      184          176          167
                                                              ---------    ---------    ---------
Operating earnings                                                  663          964          636

Interest expense, net                                                67           79           87
Other income, net                                                    11           14            1
                                                              ---------    ---------    ---------
Earnings before income taxes                                        607          899          550

Provision for income taxes                                          227          340          214
                                                              ---------    ---------    ---------

Net earnings                                                  $     380    $     559    $     336
                                                              =========    =========    =========

Net earnings per share                                        $    4.80    $    6.78    $    4.05
                                                              =========    =========    =========

Retained earnings at beginning of year                        $   1,684    $   1,258    $   1,055
Net earnings                                                        380          559          336
Cash dividends declared                                            (135)        (133)        (133)
                                                              ----------   ---------    ---------

Retained earnings at end of year                              $   1,929    $   1,684    $   1,258
                                                              =========    =========    =========









The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)

                                                                                 DECEMBER 31,
                                                                              1996        1995
ASSETS
Current assets
  Cash and cash equivalents                                                $      24    $     100
  Receivables                                                                    744          802
  Inventories                                                                    465          467
  Other current assets                                                           112          118
                                                                           ---------    ---------
    Total current assets                                                       1,345        1,487
                                                                           ---------    ---------

Properties
  Properties and equipment at cost                                             7,530        6,791
  Less: Accumulated depreciation                                               4,010        3,742
                                                                           ---------    ---------
    Net properties                                                             3,520        3,049
                                                                           ---------    ---------

Other noncurrent assets                                                          401          336
                                                                           ---------    ---------

    Total assets                                                           $   5,266    $   4,872
                                                                           =========    =========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables                                                                 $     708    $     771
  Other current liabilities                                                       79          102
                                                                           ---------    ---------
    Total current liabilities                                                    787          873

Long-term borrowings                                                           1,523        1,217
Deferred income tax credits                                                      348          348
Postemployment obligations                                                       722          690
Other long-term liabilities                                                      247          216
                                                                           ---------    ---------
    Total liabilities                                                          3,627        3,344
                                                                           ---------    ---------

Shareowners' equity
  Common stock ($0.01 par - 350,000,000 shares authorized;
    shares issued - 83,386,459 and 83,250,683)                                     1            1
  Paid-in capital                                                                 37           30
  Retained earnings                                                            1,929        1,684
  Cumulative translation adjustment                                               31           13
                                                                           ---------    ---------
                                                                               1,998        1,728

  Less:  Treasury stock at cost (5,766,528 and 3,308,200 shares)                 359          200
                                                                           ---------    ---------

    Total shareowners' equity                                                  1,639        1,528
                                                                           ---------    ---------

    Total liabilities and shareowners' equity                              $   5,266    $   4,872
                                                                           =========    =========






The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                 1996         1995         1994

Cash flows from operating activities
  Net earnings                                                $     380    $     559    $     336
                                                              ---------    ---------    ---------

  Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation                                                  314          308          329
      Provision (benefit) for deferred income taxes                   8          (11)          (8)
      (Increase) decrease in receivables                             66          (90)        (159)
      (Increase) decrease in inventories                             10         (108)         (60)
      Increase (decrease) in incentive pay and
        employee benefit liabilities                                (69)         179          153
      Increase in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities              31           18          203
      Other items, net                                                6          (17)          30
                                                              ---------    ---------    ---------
    Total adjustments                                               366          279          488
                                                              ---------    ---------    ---------

    Net cash provided by operating activities                       746          838          824
                                                              ---------    ---------    ---------

Cash flows from investing activities
  Additions to properties and equipment                            (789)        (446)        (281)
  Acquisitions and investments in joint ventures                    (26)         (56)           -
  Proceeds from sales of assets                                      43            9          132
  Capital advances to suppliers                                     (37)         (39)         (35)
  Other items                                                         -            8            -
                                                              ---------    ---------    ---------

    Net cash used in investing activities                          (809)        (524)        (184)
                                                              ---------    ---------    ---------

Cash flows from financing activities
  Proceeds from borrowings                                            -            -        1,202
  Net increase in commercial paper borrowings                       273           22            -
  Repayment of borrowings                                             -           (2)      (1,807)
  Dividends paid to shareowners                                    (134)        (133)         (99)
  Treasury stock purchases                                         (161)        (200)           -
  Other items                                                         9            9           13
                                                              ---------    ---------    ---------

    Net cash used in financing activities                           (13)        (304)        (691)
                                                              ---------    ---------    ---------

    Net change in cash and cash equivalents                         (76)          10          (51)

Cash and cash equivalents at beginning of year                      100           90          141
                                                              ---------    ---------    ---------

Cash and cash equivalents at end of year                      $      24    $     100    $      90
                                                              =========    =========    =========






The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

       FINANCIAL STATEMENT PRESENTATION

       The consolidated financial statements of Eastman Chemical Company and subsidiaries ("Eastman" or the "Company") are prepared in conformity with generally accepted accounting principles and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The consolidated financial statements include assets, liabilities, revenues, and expenses of all wholly owned subsidiaries. Eastman accounts for investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

       TRANSLATION OF NON-U.S. CURRENCIES

       Eastman uses the local currency as the "functional currency" to translate the accounts of all consolidated entities outside the United States where cash flows are primarily denominated in local currencies. The U.S. dollar is used to report operations in highly inflationary economies and certain other locations. The effects of translating those operations that use the local currency as the functional currency are included as a separate component of shareowners' equity. The effects of remeasuring those operations where the U.S. dollar is used as the functional currency and all transaction gains and losses are reflected in current earnings.

       REVENUE RECOGNITION

       Sales are recognized when products are shipped and the earnings process is complete. Appropriate accruals for discounts, volume rebates and other allowances are recorded as reductions in sales.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash, time deposits, and readily marketable securities with original maturities of 3 months or less.

       INVENTORIES

       Inventories are valued at cost, which is not in excess of market. The Company determines the cost of most raw materials, work in process, and finished goods inventories by the last-in, first-out (LIFO) method. The cost of all other inventories, including inventories outside the United States, is determined by the first-in, first-out (FIFO) or average cost method.

       PROPERTIES

       The Company records properties at cost. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. When Eastman retires or otherwise disposes of assets, it removes the cost of such assets and related accumulated depreciation from the accounts. The Company records any profit or loss on retirement or other disposition in earnings.

       DEPRECIATION

       Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets (buildings and building equipment 20 to 50 years; machinery and equipment 3 to 33 years), generally using the straight-line method. For U.S. assets acquired before January 1, 1992, the Company generally uses accelerated methods to calculate the provision for depreciation.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       IMPAIRED ASSETS

       The Company reviews the carrying values of long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Measurement of any impairment would include a comparison of discounted estimated future operating cash flows to the net carrying value of the related assets.

       DERIVATIVE FINANCIAL INSTRUMENTS

       Derivative financial instruments are used by the Company in the management of its foreign currency exposures. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from such transactions. The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than 5 years and denominated in foreign currencies (principally the German mark, French franc, and Japanese yen). The Company's forward and option contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company's exposure to foreign currency risks. Gains and losses resulting from effective hedges of existing assets, liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings. Deferred premiums and the related obligation for payment are generally included in other noncurrent assets and liabilities, respectively, and are paid in the period in which the options are exercised or expire and forward exchange contracts mature.

       INVESTMENTS

       The Company includes in other noncurrent assets its investments in joint ventures, which are managed as integral parts of the Company's operations and accounted for on the equity basis. Eastman carries certain investments at negative values, based on its intention to fund its share of deficits in such investments, and includes such negative carrying values in other long-term liabilities. The Company includes its share of earnings and losses of such joint ventures in other income and charges.

       EARNINGS PER SHARE

       Eastman calculates earnings per share based on the weighted average number of common shares outstanding and common share equivalents that represent the dilutive effect of stock options outstanding during the year.

       INCOME TAXES

       Deferred income taxes, reflecting the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes, are based on tax laws currently enacted.

       STOCK-BASED COMPENSATION

       Compensation cost attributable to stock option and similar plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant over the amount the employee is required to pay to acquire the stock (intrinsic value method). Such amount, if any, is accrued over the related vesting period, as appropriate.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       COMPENSATED ABSENCES

       The Company accrues compensated absences and related benefits as current charges to earnings.

       ENVIRONMENTAL COSTS

       The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. Estimated costs associated with closure/postclosure are accrued over the facilities' estimated remaining useful lives. Accruals for environmental liabilities are included in other long-term liabilities at undiscounted amounts and exclude claims for recoveries from insurance companies or other third parties. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control facilities is charged to expense.

       RECLASSIFICATIONS

       The Company has reclassified certain 1995 and 1994 amounts to conform to the 1996 presentation.

2.     INVENTORIES

                                                                                DECEMBER 31,
       (Dollars in millions)                                                 1996         1995

       At FIFO or average cost (approximates current cost)

           Finished goods                                                  $     426    $     461
           Work in process                                                       133          127
           Raw materials and supplies                                            214          199
                                                                           ---------    ---------
       Total inventories at FIFO or average cost                                 773          787
       Reduction to LIFO value                                                  (308)        (320)
                                                                           ----------   ---------

       Total inventories at LIFO value                                     $     465    $     467
                                                                           =========    =========

       Inventories valued on the LIFO method are approximately 80% of total inventories in 1996 and 1995.

3.     PROPERTIES AND ACCUMULATED DEPRECIATION

       PROPERTIES AT COST

       (Dollars in millions)                                     1996         1995         1994

       Balance at beginning of year                           $   6,791    $   6,389    $   6,390
           Additions                                                796          464          281
           Deductions                                               (57)         (62)        (282)
                                                              ----------   ---------    ---------

       Balance at end of year                                 $   7,530    $   6,791    $   6,389
                                                              =========    =========    =========

       Properties at end of year
           Land                                               $      41    $      36    $      32
           Buildings and building equipment                         640          600          588
           Machinery and equipment                                6,315        5,819        5,647
           Construction in progress                                 534          336          122
                                                              ---------    ---------    ---------

       Total                                                  $   7,530    $   6,791    $   6,389
                                                              =========    =========    =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       ACCUMULATED DEPRECIATION

       (Dollars in millions)                                     1996         1995         1994

       Balance at beginning of year                           $   3,742    $   3,483    $   3,331
           Provision for depreciation                               314          308          329
           Deductions                                               (46)         (49)        (177)
                                                              ----------   ---------    ---------

       Balance at end of year                                 $   4,010    $   3,742    $   3,483
                                                              =========    =========    =========

       Construction-period interest of $257 million, $229 million, and $220 million, reduced by accumulated depreciation of $111 million, $97 million, and $84 million, is included in cost of properties at December 31, 1996, 1995, and 1994, respectively.

4.     EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

       Eastman has a 50% interest in Genencor International, a joint venture engaged in developing, manufacturing, and marketing industrial enzymes and other fine and specialty chemicals, accounted for under the equity method and included in other noncurrent assets. At December 31, 1996 and 1995, Eastman's equity in the joint venture was $138 million and $119 million, respectively. The Company guarantees a portion of the joint venture's third-party borrowings that is not considered material to Eastman. Management believes, based on current facts and circumstances and the joint venture's financial position, that the likelihood of a payment pursuant to such guarantee is remote.

       Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture formed in 1991 to construct and operate a production facility, accounted for under the equity method. The Company guarantees a portion of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. At December 31, 1996 and 1995, Eastman had a negative investment in the joint venture of $44 million and $41 million, respectively, representing the recognized portion of the venture's accumulated deficits and the debt guarantee that it has a commitment to fund, as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992, and 1993. Eastman is amortizing the deferred credit to earnings over a 10-year period.

       Eastman has entered into an agreement with a supplier that guarantees the Company's right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In return, the Company will pay a total of $239 million to the supplier through 1999 ($175 million of which has been paid through December 31, 1996). The Company defers and amortizes those costs over the 15-year period during which the product is received. The Company began amortizing those costs in 1993 and has recorded accumulated amortization of $64 million and $48 million at December 31, 1996 and 1995, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     PAYABLES

                                                                                DECEMBER 31,
       (Dollars in millions)                                                  1996         1995

       Trade creditors                                                     $     312    $     291
       Accrued payrolls and vacation                                             101           93
       Accrued variable-incentive compensation                                   137          239
       Other                                                                     158          148
                                                                           ---------    ---------

       Total                                                               $     708    $     771
                                                                           =========    =========

6.     LONG-TERM BORROWINGS

                                                                                DECEMBER 31,
       (Dollars in millions)                                                  1996         1995

       6 3/8% notes due 2004                                               $     499    $     499
       7 1/4% debentures due 2024                                                495          495
       7 5/8% debentures due 2024                                                200          200
       Commercial paper and other                                                329           23
                                                                           ---------    ---------

       Total                                                               $   1,523    $   1,217
                                                                           =========    =========

      In December 1995 the Company replaced a previously existing variable rate credit agreement with a new 5-year $800 million revolving credit facility (the "Credit Facility"). Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of December 31, 1996. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

      In 1994 Eastman issued $1.2 billion of long-term debt securities and repaid existing borrowings under the preexisting credit agreement. The issuances included $500 million of 6 3/8% notes due 2004, $500 million of 7 1/4% debentures due 2024, and $200 million of 7 5/8% debentures due 2024. The 7 5/8% debentures may be redeemed June 15, 2006, at the option of their registered holders, at 100% of the principal amount plus accrued interest to that date.

      Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of December 31, 1996, the Company's commercial paper outstanding balance was $295 million, at an effective interest rate of 5.59%. At December 31, 1995, a total of $22 million of commercial paper was outstanding, at a 6% effective interest rate.

      In early 1997 the Company issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay outstanding commercial paper borrowings.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     SHAREOWNERS' EQUITY

       (Dollars in millions)                              1996             1995                1994

       Common stock at par value                     $           1     $           1      $            1
                                                     -------------     -------------      --------------

       Paid-in capital
         Balance at beginning of year                           30                22                   -
         Additions                                               7                 8                  22
                                                     -------------     -------------      --------------
         Balance at end of year                                 37                30                  22
                                                     -------------     -------------      --------------

       Retained earnings                                     1,929             1,684               1,258
                                                     -------------     -------------      --------------

       Cumulative translation adjustment
         Balance at beginning of year                           13                14                   5
         Currency translation adjustments                       18                (1)                  9
                                                     -------------     -------------      --------------
         Balance at end of year                                 31                13                  14
                                                     -------------     -------------      --------------

       Treasury stock at cost                                 (359)             (200)                  -
                                                     -------------     -------------      --------------

       Total                                         $       1,639     $       1,528      $        1,295
                                                     =============     =============      ==============

       Shares of common stock issued
         Balance at beginning of year                   83,250,683        83,067,368          82,626,942
         Issued for employee compensation
            and benefit plans                              135,776           183,315             440,426
                                                     -------------     -------------      --------------
         Balance at end of year                         83,386,459        83,250,683          83,067,368
                                                     =============     =============      ==============

       The Company has authority to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. Eastman has issued no shares of preferred stock. The Company declared dividends of $1.72 per share in 1996, $1.64 per share in 1995, and $1.60 per share in 1994.

       The increase in paid-in capital in 1994 was primarily due to an issue of Eastman shares in connection with transfers of amounts from a preexisting Kodak employee stock ownership plan (see Note 8). The additions to paid-in capital in 1995 and 1996 are the result of exercises of stock options by employees.

       In 1995 the Company repurchased 3,308,200 shares of Eastman common stock at a cost of $200 million. In February 1996 the Company announced plans to repurchase up to $400 million of additional common stock. At December 31, 1996, the Company had acquired an additional 2,486,300 shares at a cost of $161 million under the program announced in 1996. Given the Company's capital expenditure program for 1997, Eastman does not expect to make any significant share repurchases in 1997. Repurchased common shares may be used to meet common stock requirements for benefit plans and other corporate purposes. In 1996 approximately $2 million of treasury stock (27,972 shares) was reissued. The Company's charitable foundation holds 202,575 shares of Eastman common stock.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    STOCK OPTION AND COMPENSATION PLANS

      OMNIBUS PLAN

      Eastman's 1994 Omnibus Long-Term Compensation Plan (the "Omnibus Plan") provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights, performance shares, and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. The Omnibus Plan provides that options can be granted through December 31, 1998, for the purchase of Eastman common stock at an option price not less than 50% of the per share fair market value on the date of the stock option's grant. Substantially all grants awarded have been at option prices equal to the fair market value on the date of grant. Options generally become exercisable 50% one year after grant and 100% after two years and expire up to ten years after grant. There is a maximum of 6 million shares of common stock available for grant during the term of the Omnibus Plan, of which 2 million are reserved for issuance to Eastman employees who had received awards prior to January 1, 1994, under Kodak plans.

      DIRECTOR LONG-TERM COMPENSATION PLAN

      Eastman's 1994 Director Long-Term Compensation Plan (the "Director Plan") provides for grants of nonqualified stock options and restricted shares to nonemployee members of the Board of Directors upon the first day of the directors' initial term of service. The Director Plan provides that options can be granted through December 31, 1998, for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of the grant. The options vest in 50% increments on the first two anniversaries of the grant date.

      NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

      Eastman's 1996 Nonemployee Director Stock Option Plan provides for grants of nonqualified stock options to nonemployee members of the Board of Directors in lieu of all or a portion of each member's annual retainer. The Nonemployee Director Stock Option Plan provides that options may be granted for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of grant. The options become exercisable 6 months after the grant date. The maximum number of shares of Eastman common stock available for grant under the plan is 150,000.

      STOCK OPTION BALANCES AND ACTIVITY

      The Company has adopted SFAS 123, "Accounting for Stock-Based Compensation," and in accordance with the provisions thereof, the Company continues to apply intrinsic value accounting for its plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net earnings and net earnings per share would be reduced to the unaudited pro forma amounts indicated below.

      (Dollars in millions, except for per share amounts)      1996          1995

      Net earnings                         As reported       $     380    $     559
                                           Pro forma         $     375    $     558

      Net earnings per share               As reported       $    4.80    $    6.78
                                           Pro forma         $    4.74    $    6.77

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 1996 and 1995, respectively, include: average expected volatility of 25.23% and 26.07%; average expected dividend yield of 2.56% and 2.83%; and average risk-free interest rates of 5.76% and 6.37%. An expected option term of 6 years for both periods was developed based on historical grant information. The expected term for reloads was considered as part of this calculation and is equivalent to the remaining term of the original grant at the time of reload.

       Because Eastman stock has been traded for a period less than the baseline expected term assumption, monthly volatility factors for five peer companies were calculated. For valuation purposes, an average volatility factor based on the calendar-year quarter in which the options were granted was utilized.

       Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       A summary of the status of the Company's stock option plans is presented below:

                                                       1996                       1995                      1994
                                             ------------------------    -----------------------   -----------------------
                                                         WEIGHTED-                   WEIGHTED-                WEIGHTED-
                                                          AVERAGE                     AVERAGE                   AVERAGE
                                             OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE  OPTIONS   EXERCISE PRICE
                                            ---------  --------------   -------   --------------  -------   --------------
       Outstanding at beginning
         of year                            2,850,532      $  45        2,492,745     $   41        709,508     $    36

         Granted                              542,591         55          566,679         62      1,842,659          43
         Exercised                            176,686         40          208,892         40         28,522          34
         Forfeited or canceled                      -          -                -          -         30,900          43
                                            ---------      -----       ----------     ------     ----------     -------
       Outstanding at end
         of year                            3,216,437      $  47        2,850,532     $   45      2,492,745     $    41
                                            =========                   =========                 =========

       Options exercisable at
         year-end                           2,461,995                   1,406,400                   577,041
                                            =========                   =========                   =======
       Weighted-average fair
         value of options granted
           during the year                                $14.66                      $17.60                 Not applicable

       Available for grant at end
         of year                            2,384,543                   2,915,741                 3,482,412
                                            =========                   =========                 =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The following table summarizes information about stock options outstanding at December 31, 1996:

                                           OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                           ----------------------------------------------------      --------------------------------
                            NUMBER        WEIGHTED-AVERAGE                            NUMBER
           RANGE OF       OUTSTANDING         REMAINING        WEIGHTED-AVERAGE      EXERCISABLE     WEIGHTED-AVERAGE
       EXERCISE PRICES    AT 12/31/96      CONTRACTUAL LIFE     EXERCISE PRICE       AT 12/31/96      EXERCISE PRICE
       ---------------    -----------     -----------------    ----------------      -----------     ----------------
           $31-$40           409,086            4.2 years              $34               409,086           $34
             43-44         1,762,446            7.1                     43             1,762,446            43
             48-63           482,129            9.4                     53                16,987            57
             64-74           562,776            8.4                     65               273,476            65
                           ---------                                                   ---------
           $31-$74         3,216,437            7.3                    $47             2,461,995           $44
                           =========                                                   =========


       EMPLOYEE STOCK OWNERSHIP PLAN

       The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a qualified plan under Section 401(a) of the Internal Revenue Code. Eastman anticipates that it will direct a portion of the compensation of all U.S. employees to the ESOP. The Company also sponsors an employee stock ownership plan, which is substantially similar to the ESOP, for its international employees. In October 1994 Kodak transferred to the ESOP certain amounts held for Eastman employees in a preexisting Kodak employee stock ownership plan. The Company used the proceeds from the transfer to buy outstanding Eastman shares and 394,800 previously unissued Eastman shares. Allocated shares in the ESOP totaled 1,887,003, 1,488,436, and 998,853 as of December 31, 1996, 1995, and
       1994, respectively.

       Compensation expense is measured based on the fair value of the shares contributed to or committed to be contributed to the ESOP. The shares are allocated to participant accounts and held by the ESOP until distributed to the employees at a future date, such as on the date of termination or retirement. Dividends on shares held by the ESOP are charged to retained earnings. All shares held by the ESOP are treated as outstanding in computing earnings per share.

       EASTMAN PERFORMANCE PLAN

       The Eastman Performance Plan (the "EPP") provides a lump-sum payment to plan participants based on the Company's financial performance. Certain portions of such payments, which are approved annually by Eastman's Board of Directors, are directed to the Company's ESOP. Charges under the EPP were $131 million, $229 million, and $118 million for 1996, 1995, and 1994, respectively. Of these amounts, $36 million, $35 million, and $27 million were directed to the Company's ESOP.

       ANNUAL PERFORMANCE PLAN

       Eastman's managers and executive officers participate in an Annual Performance Plan (the "APP"), which places a portion of annual cash compensation at risk based upon Company performance as measured by specified annual goals. Charges under the APP for 1996, 1995, and 1994 were $6 million, $10 million, and $12 million, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     INCOME TAXES

       Components of earnings before income taxes and the provision for U.S. and other income taxes follow:

       (Dollars in millions)                                     1996         1995         1994

       Earnings (loss) before income taxes
         United States                                        $     679    $     825    $     526
         Outside the United States                                  (72)          74           24
                                                              ---------    ---------    ---------
       Total                                                  $     607    $     899    $     550
                                                              =========    =========    =========

       Provision (benefit) for income taxes
         United States
           Current                                            $     190    $     291    $     183
           Deferred                                                  19          (12)         (13)
         Non-United States
           Current                                                    4           30           13
           Deferred                                                 (12)           2            6
         State and other
           Current                                                   25           30           26
           Deferred                                                   1           (1)          (1)
                                                              ---------    ---------    ---------
       Total                                                  $     227    $     340    $     214
                                                              =========    =========    =========


       Differences between the provision for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

       (Dollars in millions)                                     1996         1995         1994

       Amount computed using the statutory rate               $     212    $     315    $     193
       State income taxes                                            17           19           15
       Foreign rate variance                                         13            3            5
       Foreign sales corporation benefit                            (14)         (14)          (6)
       Other                                                         (1)          17            7
                                                              ---------    ---------    ---------
       Provision for income taxes                             $     227    $     340    $     214
                                                              =========    =========    =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The significant components of deferred tax assets and liabilities follow:

                                                                                 DECEMBER 31,
       (Dollars in millions)                                                  1996         1995

       Deferred tax assets
         Postemployment obligations                                        $     263    $     255
         Payroll and related items                                                49           46
         Inventories                                                              13           20
         Deferred revenue                                                         21           23
         Miscellaneous reserves                                                   33           30
         Preproduction and start-up costs                                         18            -
         Other                                                                    17           12
                                                                           ---------    ---------

       Total                                                               $     414    $     386
                                                                           =========    =========

       Deferred tax liabilities
         Depreciation                                                      $     677    $     642
         Other                                                                    25           24
                                                                           ---------    ---------

       Total                                                               $     702    $     666
                                                                           =========    =========


       Unremitted earnings of subsidiaries outside the United States totaling $18 million at December 31, 1996, are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

       Current taxes payable totaling $34 million and $51 million are included in other current liabilities at December 31, 1996 and 1995, respectively.


10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                       DECEMBER 31, 1996         DECEMBER 31, 1995
                                                      RECORDED       FAIR       RECORDED       FAIR
       (Dollars in millions)                           AMOUNT        VALUE       AMOUNT        VALUE

       Long-term borrowings                          $   1,523    $   1,515     $  1,217     $  1,297
       Foreign exchange contracts                           74           63           55           32

       Eastman uses the following methods and assumptions in estimating its fair-value disclosures for financial instruments:

       Long-term borrowings

       The Company has based the fair value for the 6 3/8% notes and 7 1/4% and 7 5/8% debentures on current interest rates for comparable securities. The Company's floating-rate borrowings approximate fair value.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Foreign exchange contracts

       The Company estimates the fair value of its foreign exchange contracts based on dealer-quoted market prices of comparable instruments.

       Other financial instruments

       Because of the nature of all other financial instruments, recorded amounts approximate fair value. In the judgment of management, exposure to third-party guarantees is remote and the potential earnings impact pursuant to such guarantees is insignificant.

       DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

       Eastman purchased currency options with maturities of not more than 5 years and short-term forward exchange contracts to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $1.536 billion and $1.085 billion at December 31, 1996 and 1995, respectively. The net unrealized loss deferred on such options and forwards as of December 31, 1996 and 1995, was not significant. Those amounts, based on dealer-quoted prices, represent the estimated loss that would have been recognized had those hedges been liquidated at estimated market value on the last day of each year presented.

       The Company is exposed to credit loss in the event of nonperformance by counterparties on foreign exchange contracts but anticipates no such nonperformance. The Company minimizes such risk exposure by limiting the counterparties to major international banks and financial institutions. Concentrations of credit risk with respect to trade accounts receivable are generally diversified because of the large number of entities constituting the Company's customer base and their dispersion across many different industries and geographies.

11.    COMMITMENTS

       LEASE COMMITMENTS

       Eastman leases facilities, principally property and machinery and equipment, under cancelable, noncancelable, and month-to-month operating leases. Future lease payments, reduced by sublease income, follow:

       (Dollars in millions)

       Year ending December 31,

              1997                                     $    58
              1998                                          40
              1999                                          24
              2000                                          13
              2001                                          12
              2002 and beyond                               76
                                                       -------

       Total minimum payments required                 $   223
                                                       =======

       If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Management believes, based on current facts and circumstances and current values of such equipment, that a material payment pursuant to such guarantees is remote.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       RENTAL EXPENSE

       (Dollars in millions)                                    1996          1995         1994

       Gross rentals                                          $      54    $      47    $      37
       Deduct:  Sublease income                                       2           12           18
                                                              ---------    ---------    ---------

       Total                                                  $      52    $      35    $      19
                                                              =========    =========    =========

       CAPITAL EXPENDITURES AND OTHER COMMITMENTS

       As of December 31, 1996, the Company had entered into commitments for capital expenditures of approximately $740 million, of which approximately 80% is expected to be disbursed in 1997. Eastman has other long-term commitments relating to purchases of product and joint venture agreements as described in Note 4.

12.    RETIREMENT PLANS

       Eastman maintains defined benefit plans that provide eligible employees with retirement benefits calculated based on years of service and generally on the employees' final average compensation as defined in the plans. Benefits are paid to employees by insurance companies or from trust funds. Plan contributions are made as permitted by laws and regulations.

       Pension coverage for employees of Eastman's international operations is provided, to the extent deemed appropriate, through separate plans. The Company systematically provides for obligations under such plans by depositing funds with trustees, under insurance policies, or by book reserves. Total pension funds and accruals for non-U.S. plans less pension prepayments and deferred charges exceed the actuarially computed value of vested benefits under such plans as of the beginning of 1996 and 1995.

       Eastman participated in Kodak's U.S. defined benefit pension plans covering substantially all U.S. employees prior to the spin-off. In connection with the spin-off, Eastman assumed the share of Kodak's U.S. defined benefit pension plan obligations relating primarily to active employees as of the date of the spin-off, while Kodak retained responsibility for pension obligations of substantially all retired U.S. employees.

       The components of net periodic pension cost for Eastman's U.S. defined benefit pension plans follow:

       (Dollars in millions)                                    1996          1995         1994

       Service cost                                           $      49    $      35    $      40
       Interest cost                                                 92           76           67
       Loss (return) on plan assets                                (175)        (116)          15
       Net amortization                                              87           39          (90)
                                                              ---------    ---------    ---------
       Total U.S. pension cost                                $      53    $      34    $      32
                                                              =========    =========    =========

       Eastman's worldwide net pension cost was $57 million in 1996 and $38 million in both 1995 and 1994.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The status of the Company's U.S. defined benefit pension plans follows:

                                                                                DECEMBER 31,
       (Dollars in millions)                                                  1996         1995

       Vested benefit obligation                                           $   1,029    $     841
                                                                           =========    =========

       Accumulated benefit obligation                                      $   1,119    $     895
                                                                           =========    =========

       Projected benefit obligation                                        $   1,410    $   1,206
       Market value of assets                                                  1,210          931
                                                                           ---------    ---------

       Projected benefits in excess of plan assets                               200          275
       Unrecognized net loss                                                     (70)        (153)
       Unrecognized net transition asset                                          57           66
       Unrecognized prior service cost                                           (30)         (33)
                                                                           ----------   ---------

       Accrued pension cost                                                $     157    $     155
                                                                           =========    =========

       The plans' assets are principally listed stocks. Kodak's defined benefit pension plan trust currently holds a significant portion of all such assets, which will be distributed to Eastman's pension plan trusts when certain calculations are completed, likely in 1997.

       The assumptions used to develop the projected benefit obligation for the Company's U.S. pension plans follow:

                                                                                    DECEMBER 31,
                                                                                 1996        1995

       Discount rate                                                            7.75%        7.25%
       Salary increase rate                                                     4.00%        4.00%
       Long-term rate of return on plan assets                                  9.50%        9.50%


13.    OTHER POSTEMPLOYMENT COSTS

       Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans.

       Eastman and Kodak agreed that Kodak would retain the postretirement health and life insurance benefit obligations of substantially all U.S. retirees at the date of the spin-off. As a result, Eastman has no liability recorded for expected postretirement health and life insurance benefit costs for substantially all of its employees who retired through year-end 1993 while Eastman was a wholly owned business of Kodak.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following tables set forth the status of the Company's U.S. plans at December 31, 1996 and 1995:

                                                                            DECEMBER 31, 1996
                                                                    HEALTH        LIFE
       (Dollars in millions)                                         CARE       INSURANCE      TOTAL

       Accumulated postretirement benefit obligation
         Retirees                                                 $      87     $     15     $    102
         Fully eligible active plan participants                         93            -           93
         Other active plan participants                                 198          113          311
                                                                  ---------     --------     --------
         Total accumulated postretirement benefit
           obligation                                                   378          128          506
       Plan assets at fair value                                         20            5           25
                                                                  ---------     --------     --------

       Accumulated postretirement benefit obligation
         in excess of plan assets                                 $     358     $    123          481
                                                                  =========     ========

       Unrecognized net loss                                                                        6
                                                                                             --------
       Accrued postretirement benefit cost                                                   $    475
                                                                                             ========

                                                                            DECEMBER 31, 1995
                                                                    HEALTH        LIFE
       (Dollars in millions)                                         CARE       INSURANCE     TOTAL

       Accumulated postretirement benefit obligation
         Retirees                                                 $      58     $     17     $     75
         Fully eligible active plan participants                         80            -           80
         Other active plan participants                                 202           99          301
                                                                  ---------     --------     --------
         Total accumulated postretirement benefit
           obligation                                                   340          116          456
       Plan assets at fair value                                         14            3           17
                                                                  ---------     --------     --------

       Accumulated postretirement benefit obligation
         in excess of plan assets                                 $     326     $    113          439
                                                                  =========     ========

       Unrecognized net gain                                                                        8
                                                                                             --------
       Accrued postretirement benefit cost                                                   $    447
                                                                                             ========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The net periodic postretirement benefit cost follows:

                                                                    HEALTH        LIFE
       (Dollars in millions)                                         CARE       INSURANCE      TOTAL

       1996
       Service cost                                               $       7     $      5     $     12
       Interest cost                                                     25            9           34
       Return on plan assets                                             (1)           -           (1)
                                                                  ----------    --------     ---------
       Net periodic postretirement benefit cost                   $      31     $     14     $     45
                                                                  =========     ========     ========

       1995
       Service cost                                               $       8     $      3     $     11
       Interest cost                                                     27            8           35
       Return on plan assets                                             (1)           -           (1)
                                                                  ---------     --------     --------
       Net periodic postretirement benefit cost                   $      34     $     11     $     45
                                                                  =========     ========     ========

       1994
       Service cost                                               $      10     $      4     $     14
       Interest cost                                                     26            8           34
       Net amortization                                                   1            1            2
                                                                  ---------     --------     --------
       Net periodic postretirement benefit cost                   $      37     $     13     $     50
                                                                  =========     ========     ========

       To estimate the Company's postretirement benefit cost, health care costs were assumed to increase 8.25% for 1997, with the rate of increase declining to 5.25% by 2002 and thereafter. The discount rate and salary increase rate were assumed to be 7.75% and 4.00% at December 31, 1996, 7.25% and 4.00% at December 31, 1995, and 8.75% and 5.00% at December 31,
       1994. If the health care cost trend rates were increased by 1 percentage point, the Company's accumulated postretirement health care benefit obligation as of December 31, 1996, would increase by $80 million, while the net periodic postretirement health care benefit cost would increase by $9 million.

       A few of Eastman's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    SEGMENT INFORMATION

       INDUSTRY SEGMENTS

       Eastman is an international chemical company that manufactures and sells a broad range of products. The Company categorizes its business into three segments: Specialty and Performance, Core Plastics, and Chemical Intermediates.

       The Specialty and Performance segment contains products that are sold to customers that base their buying decisions principally on product performance attributes. The major products in this segment include specialty plastics, coatings and paint raw materials, fine chemicals, performance chemicals, and fibers. Targeted markets for this segment are diverse and include medical, electronics, recreation, consumer durables, photographic chemicals, additives for fibers and plastics, adhesives, sealants, food and beverages, nutrition, cosmetics, textiles, construction, coatings, inks, paints, filters, and specialty plastic applications. Competitive factors for this segment include price, reliability of supply, customer service, and technical competence. Coatings and paint raw materials are sold primarily to North American industrial concerns. The principal markets for Eastman's fine chemicals are largely U.S. photographic, agricultural, and pharmaceutical companies. Acetate tow is sold worldwide to the tobacco industry for use in cigarette filters.

       The Core Plastics segment includes the Company's two major plastics products, EASTAPAK PET polyester packaging plastic and TENITE polyethylene, as well as cellulose acetate and polyesters. These container and packaging products share similar physical characteristics and compete based on price and integrated manufacturing capabilities. Polyester plastics are sold to soft-drink and other packaging manufacturers principally in North America, Europe, and Latin America. Polyethylene is sold generally to North American industries.

       The Chemical Intermediates segment contains industrial intermediate chemicals that are produced based on the Company's oxo chemistry technology and chemicals-from-coal technology and are sold to customers operating in mature markets in which multiple sources of supply exist. They are sold generally in large volume mostly to North American industries. These products are targeted at markets for industrial additives, agricultural chemicals, esters, pharmaceuticals, and vinyl compounding. Competitive factors include price, reliability of supply, and integrated manufacturing capability. Favorable cost position, proprietary products, and improving standards of living worldwide are key value drivers for this segment.

       The Company's business segment presentation was revised in 1996 from its previous two-segment approach. The Company believes that the new segmentation will provide more useful information for decision-making and for understanding the Company's financial results. The products within each segment have generally similar characteristics, the markets share similar economic characteristics, and customers have similar buying criteria. Prior periods have been restated to conform to the 1996 presentation.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Dollars in millions)                                     1996         1995         1994

       SALES

         Specialty and Performance                            $   2,657    $   2,647    $   2,364
         Core Plastics                                            1,409        1,685        1,390
         Chemical Intermediates                                     716          708          575
                                                              ---------    ---------    ---------

           Total sales                                        $   4,782    $   5,040    $   4,329
                                                              =========    =========    =========

       OPERATING EARNINGS (LOSS)
         Specialty and Performance                            $     519    $     433    $     350
         Core Plastics                                               (1)         347          199
         Chemical Intermediates                                     145          184           87
                                                              ---------    ---------    ---------

           Total operating earnings                           $     663    $     964    $     636
                                                              =========    =========    =========

       ASSETS
         Specialty and Performance                            $   2,887    $   2,776    $   2,508
         Core Plastics                                            1,854        1,598        1,449
         Chemical Intermediates                                     525          498          438
                                                              ---------    ---------    ---------

           Total assets                                       $   5,266    $   4,872    $   4,395
                                                              =========    =========    =========

       DEPRECIATION EXPENSE
         Specialty and Performance                            $     174    $     178    $     189
         Core Plastics                                              109           96          108
         Chemical Intermediates                                      31           34           32
                                                              ---------    ---------    ---------

           Total depreciation expense                         $     314    $     308    $     329
                                                              =========    =========    =========

       CAPITAL EXPENDITURES
         Specialty and Performance                            $     302    $     176    $     174
         Core Plastics                                              388          215           82
         Chemical Intermediates                                      99           55           25
                                                              ---------    ---------    ---------

           Total capital expenditures                         $     789    $     446    $     281
                                                              =========    =========    =========

       GEOGRAPHIC SEGMENTS

       Sales are reported in the geographic area where they originate. Transfers among geographic areas are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts. Export sales to unaffiliated customers from the United States were $687 million in 1996, $698 million in 1995, and $526 million in 1994.

       (Dollars in millions)              United States    Europe     Other Areas  Eliminations Consolidated

       1996
       Sales                                $   3,674     $    735     $     373                 $   4,782
       Transfers among geographic areas           785           27            55    $    (867)           -
                                            ---------     --------     ---------    ----------   ---------

           Total sales                      $   4,459     $    762     $     428    $    (867)   $   4,782
                                            =========     ========     =========    ==========   =========

       Operating earnings (losses)          $     717     $    (36)    $     (31)   $      13    $     663
                                            =========     =========    ==========   =========    =========

       Assets at end of year                $   5,076     $    582     $     424    $    (816)   $   5,266
                                            =========     ========     =========    ==========   =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Dollars in millions)              United States    Europe     Other Areas  Eliminations Consolidated
       1995
       Sales                                $   3,864     $    806     $     370                 $   5,040
       Transfers among geographic areas           806           50            17    $    (873)           -
                                            ---------     --------     ---------    ---------    ---------

           Total sales                      $   4,670     $    856     $     387    $    (873)   $   5,040
                                            =========     ========     =========    =========    =========

       Operating earnings                   $     881     $     47     $      25    $      11    $     964
                                            =========     ========     =========    =========    =========

       Assets at end of year                $   4,569     $    508     $     324    $    (529)   $   4,872
                                            =========     ========     =========    =========    =========

       1994
       Sales                                $   3,393     $    629     $     307                 $   4,329
       Transfers among geographic areas           572           23             7    $    (602)           -
                                            ---------     --------     ---------    ---------    ---------

           Total sales                      $   3,965     $    652     $     314    $    (602)   $   4,329
                                            =========     ========     =========    =========    =========

       Operating earnings                   $     594     $     20     $      14    $       8    $     636
                                            =========     ========     =========    =========    =========

       Assets at end of year                $   4,216     $    456     $     169    $    (446)   $   4,395
                                            =========     ========     =========    =========    =========


15.    SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and income taxes is as follows:

       (Dollars in millions)                                     1996          1995         1994

       Interest (net of amounts capitalized)                  $      79    $      91    $      55
       Income taxes                                                 236          364          165

       Cash flows from operating activities include losses from equity investments of $3 million, $6 million, and $11 million for 1996, 1995, and 1994, respectively. Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect of foreign currency transactions and exchange rate changes for all years presented was insignificant. The $100 million net cash received from the divestiture of the Company's polypropylene business in 1994 is included in cash flows from sales of properties. The consolidated statements of cash flows do not separately reflect certain Eastman assets acquired and liabilities assumed through noncash transactions.

16.    ENVIRONMENTAL MATTERS

       Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure/postclosure under the federal Resource Conservation and Recovery Act. Because of expected sharing of costs, the

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       availability of legal defenses, and the Company's preliminary assessment of actions that may be required, the Company does not believe its liability for these environmental matters, individually or in the aggregate, will be material to Eastman's consolidated financial position, results of operations, or competitive position.

       The Company's environmental protection and improvement cash expenditures were $173 million in 1996, $151 million in 1995, and $145 million in 1994, including investments in construction, operations, and development.

17.    LEGAL MATTERS

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

18.    QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

       (Dollars in millions, except per share amounts)

       1996                                             1ST QTR.   2ND QTR.   3RD QTR.   4TH QTR.

       Sales                                           $   1,261  $   1,241  $   1,167  $   1,113
       Operating earnings                                    191        190        169        113
       Earnings before income taxes                          178        177        156         96
       Provision for income taxes                             66         65         60         36
       Net earnings                                          112        112         96         60
       Net earnings per share (1)                           1.39       1.41       1.22        .77

       1995                                            1ST QTR.   2ND QTR.    3RD QTR.   4TH QTR.
       Sales                                           $   1,232  $   1,321  $   1,266  $   1,221
       Operating earnings                                    228        265        260        211
       Earnings before income taxes                          213        255        239        192
       Provision for income taxes                             81         97         91         71
       Net earnings                                          132        158        148        121
       Net earnings per share (1)                           1.58       1.90       1.81       1.50

       -----------
       (1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Election of Directors -- General" in the 1997 Proxy Statement is incorporated by reference herein in response to this Item. Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.


ITEM 11.      EXECUTIVE COMPENSATION

The material under the headings "Election of Directors -- Compensation of Directors" in the 1997 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation and Benefits" in the 1997 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings " -- Compensation and Management Development Committee Report on Executive Compensation" and " -- Performance Graph," which are not incorporated by reference herein.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owners" in the 1997 Proxy Statement is incorporated by reference herein in response to this Item.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or relationships since the beginning of the last completed fiscal year required to be reported in response to this Item.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

       (a)  1. Consolidated financial statements:


                                                                                              Page
               Management's responsibility for financial statements                                29

               Report of independent accountants                                                   30

               Consolidated statements of earnings and retained earnings                           31

               Consolidated statements of financial position                                       32

               Consolidated statements of cash flows                                               33

               Notes to consolidated financial statements                                     34 - 53

           2.  Financial statement schedules

               EX-27  Financial Data Schedule (for SEC use only).

           3. Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 59.

       (b)  Reports on Form 8-K

           During the quarter ended December 31, 1996, no reports on Form 8-K were filed.

       (c) The Exhibit Index and required Exhibits to this report are included beginning at page 59.

       (d) There are no applicable financial statement schedules required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Eastman Chemical Company



                                        By: /s/ Earnest W. Deavenport, Jr.
                                            ------------------------------
                                               Earnest W. Deavenport, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer

Date: March 12, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                               TITLE                              DATE
          ---------                               -----                              ----

PRINCIPAL EXECUTIVE OFFICER:


/s/ Earnest W. Deavenport, Jr.                Chairman of the                    March 12, 1997
------------------------------                Board and Chief
    Earnest W. Deavenport, Jr.               Executive Officer




PRINCIPAL FINANCIAL OFFICER:



/s/ H. Virgil Stephens                   Senior Vice President and               March 12, 1997
----------------------                    Chief Financial Officer
    H. Virgil Stephens



PRINCIPAL ACCOUNTING OFFICER:



/s/ Thomas W. Wilson                        Vice President and                   March 12, 1997
--------------------                            Comptroller
    Thomas W. Wilson

      SIGNATURE                                    TITLE                             DATE
      ---------                                    -----                             ----

DIRECTORS:



/s/ R. Wiley Bourne, Jr.                       Vice Chairman                     March 12, 1997
---------------------------                    of the Board
 R. Wiley Bourne, Jr.                          and Executive
                                              Vice President



/s/ H. Jesse Arnelle                             Director                        March 12, 1997
---------------------------
   H. Jesse Arnelle



/s/ Dexter F. Baker                              Director                        March 12, 1997
---------------------------
    Dexter F. Baker



/s/ Calvin A. Campbell, Jr.                      Director                        March 12 , 1997
---------------------------
Calvin A. Campbell, Jr.



---------------------------                      Director
   Michael von Clemm



/s/ Lee Liu                                      Director                        March 12, 1997
---------------------------
        Lee Liu



/s/ Marilyn R. Marks                             Director                        March 12, 1997
---------------------------
     Marilyn R. Marks



/s/ Gerald B. Mitchell                           Director                        March 12, 1997
---------------------------
    Gerald B. Mitchell



/s/ John A. White                                Director                        March 12, 1997
---------------------------
       John A. White

                                  EXHIBIT INDEX


EXHIBIT                                         DESCRIPTION                                    SEQUENTIAL
NUMBER                                                                                            PAGE
                                                                                                 NUMBER
  3.01            Amended and Restated Certificate of Incorporation
                  of Eastman Chemical Company (incorporated herein by
                  reference to Exhibit 3.01 to Eastman Chemical Company's
                  Registration Statement on Form S-1, File No. 33-72364, as
                  amended (the "S-1"))

  3.02 Amended and Restated By-laws of Eastman Chemical Company, as amended October 1, 1994 (incorporated by reference to Exhibit
                  3.02 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "1994 10-K"))

  4.01            Form of Eastman Chemical Company Common Stock certificate
                  (incorporated herein by reference to Exhibit 3.02 to Eastman
                  Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 10-K"))

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

  4.03            Indenture, dated as of January 10, 1994, between Eastman
                  Chemical Company and The Bank of New York, as Trustee (the
                  "Indenture") (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's current report on Form 8-K dated
                  January 10, 1994 (the "8-K"))

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

  4.07 Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

  4.08            Form of 7.60% Debenture due February 1, 2027                                     63


                                  EXHIBIT INDEX



EXHIBIT                                      DESCRIPTION                                       SEQUENTIAL
NUMBER                                                                                            PAGE
                                                                                                 NUMBER
  4.09            Officer's Certificate pursuant to Sections 201 and 301 of                        68
                  the Indenture related to 7.60% Debentures due February 1,
                  2027

  4.10            Credit Agreement, dated as of December 19, 1995 (the "Credit
                  Agreement") among Eastman Chemical Company, the Lenders named therein, and The Chase Manhattan Bank, as Agent (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995 (the "1995 10-K"))

*10.01            Eastman Annual Performance Plan, as amended                                      70

*10.02            1994 Director Long-Term Compensation Plan, as amended
                  (incorporated herein by reference to Exhibit 10.02 to Eastman
                  Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)

*10.03            1994 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to Eastman Chemical Company's Registration
                  Statment on Form 10, orginally filed on November 26, 1993 (the "Form 10")

*10.04            1996 Non-Employee Director Stock Option Plan, as amended
                  (incorporated herein by reference to Exhibit 10.02 to Eastman
                  Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the
                  "September 30, 1996 10-Q"))

*10.05            Director Deferred Compensation Plan, as amended                                  76

*10.06            Executive Deferred Compensation Plan, as amended                                 84

*10.07 Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 10.06 to the 1995 10-K)

*10.08            Employment Agreement between Eastman Chemical Company and                        94
                  Harold L. Henderson

*10.09 Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.10 to the Form 10)

*10.10 Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10)

*10.11            Eastman Employee Stock Ownership Plan Excess Plan                               104



                           EXHIBIT INDEX


EXHIBIT                                         DESCRIPTION                                 SEQUENTIAL
NUMBER                                                                                         PAGE
                                                                                              NUMBER
*10.12            Eastman 1994-1996 Long-Term Performance Subplan (as amended)
                  of 1994 Omnibus Long-Term Compensation Plan (incorporated
                  herein by reference to Exhibit 10.04 to the September 30, 1996
                  10-Q)

*10.13 Eastman 1995-1997 Long-Term Performance Subplan (as amended) of 1994 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit 10.05 to the September 30, 1996 10-Q)

*10.14 Eastman 1996-1998 Long-Term Performance Subplan (as amended) of 1994 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit 10.06 to the September 30, 1996 10-Q)

*10.15            Eastman 1997-1999 Long-Term Performance Subplan of                              111
                  1994 Omnibus Long-Term Compensation Plan

10.16             Contribution Agreement, dated as of December 9, 1993, between
                  Eastman Kodak Company and Eastman Chemical Company
                  (incorporated herein by reference to Exhibit 10.07 to the S-1)

10.17             General Assignment, Assumption and Agreement Regarding
                  Litigation, Claims and Other Liabilities, dated as of December
                  31, 1993, between Eastman Kodak Company and Eastman Chemical
                  Company (incorporated herein by reference to Exhibit 10.08 to the S-1)

10.18             Tax Sharing and Indemnification Agreement, dated as of
                  December 31, 1993, between Eastman Kodak Company and Eastman
                  Chemical Company (incorporated herein by reference to Exhibit
                  10.09 to the S-1)

10.19             Intellectual Property Agreement Non-Imaging, dated as of
                  December 31, 1993, between Eastman Kodak Company and Eastman
                  Chemical Company (incorporated herein by reference to Exhibit
                  10.12 to the S-1)

10.20             Imaging Chemicals License Agreement, dated as of December 31,
                  1993, between Eastman Kodak Company and Eastman Chemical
                  Company (incorporated herein by reference to Exhibit 10.13 to the S-1)

11.01             Statement re Computation of Earnings Per Common Share                           118

12.01             Statement re Computation of Ratios of Earnings to Fixed                         119
                  charges


                           EXHIBIT INDEX


EXHIBIT                                         DESCRIPTION                                 SEQUENTIAL
NUMBER                                                                                         PAGE
                                                                                              NUMBER
21.01             Subsidiaries of the Company                                                     120

23.01             Consent of Independent Accountants                                              122

27.01             Financial Data Schedule (for SEC use only)

99.01             Supplemental Business Segment Information                                       123

99.02             Restated Business Segment Information                                           124

------------------------------

*    Management contract or compensatory plan or arrangement filed pursuant to
     Item 601(b)(10)(iii) of Regulation S-K.