Form 10-Q
period 1997-03-31
EASTMAN CHEMICAL CO
filed 1997-05-07
CIK 915389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

Registrant's telephone number, including area code: (423) 229-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
                Class                                    March 31, 1997

Common Stock, par value $0.01 per share                    78,356,078








--------------------------------------------------------------------------------
                  PAGE 1 OF 19 TOTAL SEQUENTIALLY NUMBER PAGES
                            EXHIBIT INDEX ON PAGE 15



                                TABLE OF CONTENTS
     ------------------------------------------------------------------------------------------------

     ITEM                                                                                        PAGE
     ------------------------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION
     1.  Financial Statements                                                                   3 - 6

     2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                   7-12


                           PART II. OTHER INFORMATION

     1.  Legal Proceedings                                                                         13

     2.  Changes in Securities                                                                     13

     6.  Exhibits and Reports on Form 8-K                                                          13



                                   SIGNATURES

         Signatures                                                                                14


                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                                    FIRST QUARTER
                                                                                  1997        1996

Sales                                                                           $  1,171  $   1,261
Cost of sales                                                                        911        940
                                                                                --------  ---------
Gross profit                                                                         260        321

Selling and general administrative expenses                                           78         84
Research and development costs                                                        48         46
                                                                                --------  ---------
Operating earnings                                                                   134        191

Interest expense, net                                                                 19         15
Other (income) charges, net                                                            1         (2)
                                                                                --------   --------
Earnings before income taxes                                                         114        178

Provision for income taxes                                                            42         66
                                                                                --------  ---------

Net earnings                                                                    $     72  $     112
                                                                                ========  =========


Net earnings per share                                                          $    .92  $    1.39
                                                                                ========  =========

Retained earnings at beginning of period                                        $  1,929  $   1,684
Net earnings                                                                          72        112
Cash dividends declared                                                              (35)       (33)
                                                                                --------- ---------

Retained earnings at end of period                                              $  1,966  $   1,763
                                                                                ========  =========



The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)

                                                                         MARCH 31,        DECEMBER 31,
                                                                           1997               1996
ASSETS
Current assets
  Cash and cash equivalents                                              $      51        $      24
  Receivables                                                                  794              744
  Inventories                                                                  472              465
  Other current assets                                                         114              112
                                                                         ---------        ---------
    Total current assets                                                     1,431            1,345
                                                                         ---------        ---------

Properties
  Properties and equipment at cost                                           7,656            7,530
  Less: Accumulated depreciation                                             4,069            4,010
                                                                         ---------        ---------
    Net properties                                                           3,587            3,520
                                                                         ---------        ---------

Other noncurrent assets                                                        448              401
                                                                         ---------        ---------

   Total assets                                                          $   5,466        $   5,266
                                                                         =========        =========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables                                                               $     612        $     708
  Other current liabilities                                                     88               79
                                                                         ---------        ---------
    Total current liabilities                                                  700              787

  Long-term borrowings                                                       1,727            1,523
  Deferred income tax credits                                                  351              348
  Postemployment obligations                                                   759              722
  Other long-term liabilities                                                  246              247
                                                                         ---------        ---------
    Total liabilities                                                        3,783            3,627
                                                                         ---------        ---------

  Shareowners' equity
    Common stock ($0.01 par-350,000,000 shares authorized;
      shares issued - 84,047,156 and 83,386,459)                                 1                1
    Paid-in capital                                                             74               37
    Retained earnings                                                        1,966            1,929
    Cumulative translation adjustment                                            8               31
                                                                         ---------        ---------
                                                                             2,049            1,998

    Less: Treasury stock at cost (5,889,311 and 5,766,528 shares)              366              359
                                                                         ---------        ---------

       Total shareowners' equity                                             1,683            1,639
                                                                         ---------        ---------

       Total liabilities and shareowners' equity                         $   5,466        $   5,266
                                                                         =========        =========







The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)

                                                                                  FIRST QUARTER
                                                                                1997         1996
Cash flows from operating activities
  Net earnings                                                               $      72    $     112
                                                                             ---------    ---------

  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                                                  79           76
      Provision (benefit) for deferred income taxes                                  3           (2)
      Increase in receivables                                                      (53)         (71)
      (Increase) decrease in inventories                                           (19)          16
      Decrease in incentive pay and employee
        benefit liabilities                                                        (43)        (170)
      Increase in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities                             24           43
      Other items, net                                                             (10)           2
                                                                             ----------   ---------
    Total adjustments                                                              (19)        (106)
                                                                             ----------   ----------

    Net cash provided by operating activities                                       53            6
                                                                             ---------    ---------

Cash flows from investing activities
  Additions to properties and equipment                                           (168)        (125)
  Proceeds from sales of assets                                                      1            9
  Capital advances to suppliers                                                    (22)         (25)
  Other items                                                                        -            2
                                                                             ---------    ---------

    Net cash used in investing activities                                         (189)        (139)
                                                                             ----------   ---------

Cash flows from financing activities
  Net increase (decrease) in commercial paper borrowings                           (91)         154
  Proceeds from long-term borrowings                                               295            -
  Dividends paid to shareowners                                                    (34)         (34)
  Treasury stock purchases                                                          (8)         (55)
  Other items                                                                        1            8
                                                                             ---------    ---------

    Net cash provided by financing activities                                      163           73
                                                                             ---------    ---------

    Net change in cash and cash equivalents                                         27          (60)

Cash and cash equivalents at beginning of period                                    24          100
                                                                             ---------    ---------

Cash and cash equivalents at end of period                                   $      51    $      40
                                                                             =========    =========












The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1996 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the interim consolidated financial statements. The interim consolidated financial statements are based in part on approximations and have not been audited by independent accountants.

2.  INVENTORIES

                                                                              MARCH 31,     DECEMBER 31,
    (Dollars in millions)                                                       1997            1996

    At FIFO or average cost (approximates current cost):

      Finished goods                                                         $     425    $     426
      Work in process                                                              134          133
      Raw materials and supplies                                                   197          214
                                                                             ---------    ---------
    Total inventories at FIFO or average cost                                      756          773
                                                                             ---------    ---------

    Reduction to LIFO value                                                       (284)        (308)
                                                                             ----------   ---------

    Total inventories at LIFO value                                          $     472    $     465
                                                                             =========    =========

    Inventories valued on the LIFO method are approximately 80% of total inventories in each of the periods.

3.  DIVIDENDS

                                                                                       FIRST QUARTER

                                                                                       1997      1996

    Cash dividends declared per share                                                 $   .44  $  .42


4.  SUPPLEMENTAL CASH FLOW INFORMATION

    In March 1997 the Company issued 611,962 shares of its common stock with a market value of $34 million to its Employee Stock Ownership Plan as partial settlement of the Company's Eastman Performance Plan payout. This noncash transaction is not reflected in the consolidated statement of cash flow.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1996 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

First quarter 1997 reflects a reduction in earnings compared to first quarter 1996. However, in comparison with fourth quarter 1996 results, earnings increased 19%. The Company's net earnings for the first quarter annualized produced a return on equity of 17 percent. Excluding EASTAPAK PET, the rest of Eastman's business did well during the first quarter, with overall increases in both revenue and operating earnings.

EARNINGS

(Dollars in millions, except                                                   FIRST QUARTER
per share amounts)                                                            1997        1996    CHANGE

Operating earnings                                                       $     134    $     191    (30)%
Net earnings                                                                    72          112    (36)
Net earnings per share                                                         .92         1.39    (34)


                                                                               FIRST QUARTER
                                                                              1997        1996    CHANGE
CHANGES IN EARNINGS PER SHARE

Net earnings per share                                                   $    .92     $   1.39   $  (.47)
                                                                                                 =======
Operations
  Selling price                                                                                  $ (1.03)
  Volume and mix                                                                                     .10
  Raw materials, supplies, and
   energy costs                                                                                      .51
  Variable-incentive pay                                                                             .17
   Other                                                                                            (.19)
                                                                                                 -------
    Change from operations                                                                          (.44)

Other
  Interest expense, net                                                                             (.03)
  Other income/charges                                                                              (.03)
  Fewer shares outstanding                                                                           .03
                                                                                                 -------
    Total change                                                                                 $  (.47)
                                                                                                 =======


The principal factor contributing to the first quarter 1997 earnings decline was significantly lower selling prices industry wide for polyethylene terephthalate ("PET"). Increases in distribution expense also negatively impacted operating earnings; this increase is primarily due to costs associated with the interregional movement of PET prior to completion of new manufacturing facilities in Europe in order to meet market demand. Positive impacts on overall earnings were lower variable-incentive compensation and lower paraxylene, purified terephthalic acid ("PTA") and other purchased raw material and energy costs, partially offset by higher propane feedstock costs. Moderate increases in overall unit volumes and minor gains in labor productivity also positively impacted earnings. Preproduction costs incurred during first quarter 1997 were slightly less than those incurred during first quarter 1996. Currency fluctuations had a minor negative effect on earnings.

SUMMARY BY INDUSTRY SEGMENT

SPECIALTY AND PERFORMANCE SEGMENT

                                                                               FIRST QUARTER
(Dollars in millions)                                                         1997        1996    CHANGE

Sales                                                                    $     669    $     663         1%
Operating earnings                                                             128          119         8

The increase in Specialty and Performance segment sales and earnings was attributable to an increase in units sold, offset by lower selling prices. In addition, lower raw material costs had a positive impact on earnings. Good unit volume gains achieved by the Company's coatings, inks, and resins products contributed to the substantial increase in sales and earnings. Specialty plastics unit volume gains were more than offset by lower prices. Operating earnings for specialty plastics products increased as a result of lower costs and improved equipment utilization for cellulosic plastics, and stable prices with lower raw material costs for specialty polyesters. The Company's fibers products realized increased selling prices; however, lower unit volumes resulted in slightly lower sales and earnings. Performance chemicals sales declined due to lower unit volumes resulting from divestiture of several product lines in 1996. Earnings for performance chemicals products were negatively impacted by production problems in EASTOTAC Resins and lower prices for sorbates following start-up of new industry capacity.


CORE PLASTICS SEGMENT

                                                                               FIRST QUARTER
(Dollars in millions)                                                         1997        1996    CHANGE

Sales                                                                    $     318    $     423      (25)%
Operating earnings (loss)                                                      (22)          40     (155)

The sales change in the Core Plastics segment was attributed to the segment's two major products: EASTAPAK PET and TENITE polyethylene. Significantly lower EASTAPAK PET sales resulted from significantly lower selling prices, partially offset by a 13% gain in units sold. Worldwide increases in industry capacity, along with near-term additional capacity under construction, created the conditions for significant price erosion for PET that occurred in 1996 and continued into early 1997. A significant increase in TENITE polyethylene prices was partially offset by decreased units sold. The decrease in TENITE polyethylene units sold was due to limited ethylene availability caused by a delay in construction of the new ethylene pipeline. Decreased operating earnings for the segment were attributed primarily to significantly lower EASTAPAK PET selling prices, higher propane raw material costs, and lower TENITE polyethylene unit volumes, partially offset by increased EASTAPAK PET unit volumes, lower paraxylene and PTA raw material costs, and significantly higher TENITE polyethylene selling prices.


CHEMICAL INTERMEDIATES SEGMENT

                                                                               FIRST QUARTER
(Dollars in millions)                                                         1997        1996    CHANGE

Sales                                                                    $     184    $     175         5%
Operating earnings                                                              28           32       (13)

Increased sales in the Chemical Intermediates segment were attributed to an increase in units sold, primarily related to oxo chemicals, partially offset by lower selling prices. Decreased operating earnings were mainly attributed to lower selling prices for oxo chemicals and plasticizers and higher propane raw material costs.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

Summary by Customer Location

SALES BY REGION

                                                                               FIRST QUARTER
(Dollars in millions)                                                         1997        1996    CHANGE

United States and Canada                                                 $     763    $     839      (9)%
Europe, Middle East, and Africa                                                192          208      (8)%
Asia Pacific                                                                   131          134      (2)%
Latin America                                                                   85           80        6%

Sales in the United States for first quarter 1997 were $720 million, down 8% from 1996 first quarter sales of $784 million. Decreased sales were attributed to lower selling prices and a slight decrease in units sold.

Sales outside the United States for first quarter 1997 were down 5% from 1996 and were 39% of total sales for first quarter 1997, compared with 38% for first quarter 1996. Decreased sales in Europe, Middle East, and Africa were primarily due to lower EASTAPAK PET selling prices and negative foreign exchange effects, partially offset by an increase in units sold. Increased sales in Latin America resulted primarily from higher EASTAPAK PET units sold, partially offset by lower selling prices.


SUMMARY OF CONSOLIDATED RESULTS

                                                                                FIRST QUARTER
(Dollars in millions)                                                         1997         1996   CHANGE

SALES                                                                    $   1,171    $   1,261      (7)%

Sales decreased due to significantly lower selling prices, partially offset by moderate overall unit volume gains. Currency fluctuations had a minor negative effect on sales.

                                                                                FIRST QUARTER
(Dollars in millions)                                                         1997         1996   CHANGE

GROSS PROFIT                                                             $     260    $     321     (19)%
  As a percentage of sales                                                    22.2%        25.5%

Gross profit decline was principally attributed to lower selling prices and increased distribution costs, partially offset by lower overall purchased raw material costs, decreased variable-incentive compensation, and an increase in units sold.


                                                                                FIRST QUARTER
(Dollars in millions)                                                         1997         1996   CHANGE

SELLING AND GENERAL
ADMINISTRATIVE EXPENSES                                                  $      78    $      84      (7)%
  As a percentage of sales                                                     6.7%         6.7%

The decrease in selling and general administrative expenses was primarily attributed to decreased variable-incentive compensation costs.


                                                                                FIRST QUARTER
(Dollars in millions)                                                         1997         1996   CHANGE

RESEARCH AND
 DEVELOPMENT COSTS                                                       $      48    $      46        4%
As a percentage of sales                                                       4.1%         3.6%

Research and development costs increased because of an increase in research and development activities, partially offset by lower variable-incentive compensation.

                                                                                FIRST QUARTER
(Dollars in millions)                                                         1997         1996   CHANGE

GROSS INTEREST COSTS                                                     $      29    $      21
LESS CAPITALIZED INTEREST                                                       10            6
                                                                         ---------    ---------
NET INTEREST EXPENSE                                                     $      19    $      15       27%
                                                                         =========    =========

Interest costs increased due to an increase in long-term borrowings and commercial paper and higher overall effective interest rates. The increase in capitalized interest is associated with the major capital investment program currently underway within the Company.

                                                                                FIRST QUARTER
(Dollars in millions)                                                         1997         1996   CHANGE

OTHER (INCOME) CHARGES, NET                                              $       1    $      (2)   -    %

Other income and other charges include interest income, royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items.


LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                           1997        1996

For the first three months
  Ratio of earnings to fixed charges                            4.1x        7.8x
At the period ended March 31 and December 31
  Current ratio                                                 2.0x        1.7x
  Percent of long-term borrowings to total capital               51%         48%
  Percent of floating-rate borrowings to total borrowings        13%         21%

CASH FLOW                                                       FIRST QUARTER
(Dollars in millions)                                          1997        1996

Net cash provided by (used in)
  Operating activities                                        $  53       $   6
  Investing activities                                         (189)       (139)
  Financing activities                                          163          73
                                                              -----       -----
Net change in cash and cash equivalents                       $  27       $ (60)
                                                              =====       =====

Cash and cash equivalents at end of period                    $  51       $  40
                                                              =====       =====

Cash provided by operations increased primarily as a result of lower variable-incentive compensation accruals at year-end 1996 compared to year-end 1995. The increase in cash used in investing activities is consistent with the Company's global expansion activities and primarily reflects capital expenditure increases. Cash provided by financing activities reflects proceeds received from a $300 million issuance of 7.60% debentures in early 1997, which were used to repay commercial paper borrowings outstanding at that time. Commercial paper borrowings have increased $204 million since the refinancing. An additional factor affecting cash flows from financing activities was the decrease in treasury stock purchases in 1997.

CAPITAL EXPENDITURES

Eastman anticipates that total capital expenditures in 1997 will be approximately $850 million, primarily for previously announced expansions in worldwide manufacturing capacity. As PET expansion projects are completed, the Company expects capital expenditures to decrease significantly. Depreciation expense is expected to be approximately $330 million in 1997.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility ("Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of March 31, 1997. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of March 31, 1997, the Company's commercial paper outstanding balance was $204 million at an effective interest rate of 5.59%.

During first quarter 1997 the Company issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay previously outstanding commercial paper borrowings.

In February 1996 the Company announced plans to repurchase up to $400 million of additional Eastman common shares. In 1996 the Company repurchased $161 million of Eastman common stock under the announced repurchase program, and during first quarter 1997 acquired an additional 140,801 shares at a cost of $8 million. Given the Company's capital expenditure program for 1997, Eastman does not expect to make any significant share repurchases in 1997. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet the Company's foreseeable cash flow requirements.



DIVIDENDS                                                                             FIRST QUARTER
                                                                                    1997       1996

Cash dividends declared per share                                                 $   .44    $   .42


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Pro forma disclosures of earnings per share calculated in accordance with the new standard follows:

                                                                                      FIRST QUARTER
                                                                                    1997       1996

Pro forma Basic EPS                                                               $   .93    $  1.41
Pro forma Diluted EPS                                                                 .92       1.39

In January 1997 the SEC issued its Release on Derivative and Market Risk Disclosures. The Release requires enhanced disclosure of accounting policies for derivatives as well as quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments outside the financial statements. The Company plans to comply with the provisions of this Release which become effective for the Company's year-end 1997 financial reporting.

OUTLOOK

Looking forward, the Company expects continued good demand for its products in 1997. For Specialty and Performance Segment products, the Company expects incremental capacity gains for fibers and various chemicals to result in moderate increases in units sold and revenues compared with 1996. The Company expects double-digit volume growth for its Core Plastics Segment products resulting from increased demand and additional available capacity for EASTAPAK PET. The Company also expects EASTAPAK PET selling prices to remain under significant pressure in 1997 due to growth in capacity over the next 1-2 years in the worldwide PET industry, and negative revenue and earnings comparisons for Core Plastics for 1997 compared with 1996. Polyethylene volumes may continue to be negatively impacted through the second quarter of 1997 due to the delay in construction of the new ethylene pipeline. The Company anticipates modest volume growth to more than offset lower prices for its Chemical Intermediates segment products. The Company is prepared to take the necessary steps through its capital spending program and its Advantaged Cost 2000 initiative, to maintain the financial flexibility necessary to realize its full potential to create value. The Company's Advantaged Cost 2000 initiative target for 1997 is $100 million in labor and material productivity gains and also $100 million for 1998. In 1998 the Company expects lower capital spending and slightly higher depreciation expense.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; planned capacity increases and capital spending; expected depreciation; and supply and demand, units sold, price, margin, and earnings expectations for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: relatively stable business conditions in North America, improving business conditions in Europe, and continued growth in Latin America and Asia Pacific, supporting continued good overall demand for the Company's products; continued demand growth worldwide for PET; continued capacity additions within the PET industry worldwide; availability of scheduled Eastman capacity increases; and labor and material productivity gains sufficient to meet targeted cost structure reductions. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

------------------------------------
EASTAPAK, TENITE, and EASTOTAC are trademarks of Eastman Chemical Company.

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

ITEM 2.  CHANGES IN SECURITIES

           (c) On January 2, 1997, the Company granted options to purchase an aggregate of 2,213 shares of its common stock on or after July 2, 1997 at an exercise price of $54.6250 per share. Such options were granted to non-employee directors who elected under the 1996 Non-Employee Director Stock Option Plan to receive options in lieu of all or a portion of their semi-annual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933.

                The Company did not sell any other equity securities during the quarterly period ended March 31, 1997 in transactions not registered under the Securities Act of 1933. For information concerning issuance of shares of Common Stock in March 1997 to the Company's ESOP, see Part I. Financial Information -- Item 1. Financial Statements -- Note 4 to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 15.

           (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Eastman Chemical Company



Date:  April 30, 1997                By:    /s/ H. Virgil Stephens
                                            ----------------------
                                            H. Virgil Stephens
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Registrant and as
                                            Principal Financial Officer)


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

  4.07 Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

  4.08 Form of 7.60% Debenture due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1996 (the "1996 10-K")



                                  EXHIBIT INDEX
EXHIBIT                            DESCRIPTION                                          SEQUENTIAL
NUMBER                                                                                     PAGE
                                                                                          NUMBER
 4.09             Officer's Certificate pursant to Sections 201 and 301 of
                  the Indenture related to 7.60% Debentures due February 1,
                  2027 (incorporated herein by reference to Exhibit 4.09 to
                  the 1996 10-K)

 4.10             Credit Agreement, dated as of December 19, 1995 (the "Credit
                  Agreement") among Eastman Chemical Company, the Lenders named therein, and The Chase Manhattan Bank, as Agent (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1995)

11.01             Statement re Computation of Earnings Per Common Share                      17

12.01             Statement re Computation of Ratios of Earnings to Fixed                    18
                  Charges

27.01             Financial Data Schedule (for SEC use only)

99.01             Supplemental Business Segment Information                                  19
