Form 10-Q
period 1997-06-30
EASTMAN CHEMICAL CO
filed 1997-07-31
CIK 915389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
                         Class                         June 30, 1997

         Common Stock, par value $0.01 per share         78,373,373








-------------------------------------------------------------------------------
                  PAGE 1 OF 20 TOTAL SEQUENTIALLY NUMBER PAGES
                            EXHIBIT INDEX ON PAGE 16

                                TABLE OF CONTENTS

ITEM                                                                         PAGE

                     PART I. FINANCIAL INFORMATION

1.  Financial Statements                                                     3- 6

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                    7-12

                      PART II. OTHER INFORMATION

1.  Legal Proceedings                                                          13

4.  Submission of Matters to a Vote of Security Holders                        13

6.  Exhibits and Reports on Form 8-K                                           14



                              SIGNATURES

    Signatures                                                                 15

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                            SECOND QUARTER        FIRST SIX MONTHS
                                                           1997         1996      1997        1996
Sales                                                     $  1,208   $  1,241   $  2,379  $   2,502
Cost of sales                                                  925        922      1,836      1,862
                                                          --------   --------   --------  ---------
Gross profit                                                   283        319        543        640

Selling and general administrative expenses                     84         85        162        169
Research and development costs                                  42         44         90         90
                                                          --------   --------   --------  ---------
Operating earnings                                             157        190        291        381

Interest expense, net                                           22         20         41         35
Other income, net                                                6          7          5          9
                                                          --------   --------   --------   --------
Earnings before income taxes                                   141        177        255        355

Provision for income taxes                                      51         65         93        131
                                                          --------   --------   --------  ---------

Net earnings                                              $     90   $    112   $    162  $     224
                                                          ========   ========   ========  =========


Net earnings per share                                    $   1.14   $   1.41   $   2.06  $    2.80
                                                          ========   ========   ========  =========

Retained earnings at beginning of period                  $  1,966   $  1,763   $  1,929  $   1,684
Net earnings                                                    90        112        162        224
Cash dividends declared                                        (34)       (33)       (69)       (66)
                                                          ---------  --------   --------- ---------

Retained earnings at end of period                        $  2,022   $  1,842   $  2,022  $   1,842
                                                          ========   ========   ========  =========
























The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)

                                                                         JUNE 30,         DECEMBER 31,
                                                                           1997               1996

ASSETS
Current assets

  Cash and cash equivalents                                              $      40        $      24
  Receivables                                                                  832              744
  Inventories                                                                  474              465
  Other current assets                                                         112              112
                                                                         ---------        ---------
    Total current assets                                                     1,458            1,345
                                                                         ---------        ---------

Properties
  Properties and equipment at cost                                           7,829            7,530
  Less: Accumulated depreciation                                             4,105            4,010
                                                                         ---------        ---------
    Net properties                                                           3,724            3,520
                                                                         ---------        ---------

Other noncurrent assets                                                        451              401
                                                                         ---------        ---------

   Total assets                                                          $   5,633        $   5,266
                                                                         =========        =========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables                                                               $     666        $     708
  Other current liabilities                                                    111               79
                                                                         ---------        ---------
    Total current liabilities                                                  777              787

  Long-term borrowings                                                       1,766            1,523
  Deferred income tax credits                                                  336              348
  Postemployment obligations                                                   777              722
  Other long-term liabilities                                                  242              247
                                                                         ---------        ---------
    Total liabilities                                                        3,898            3,627
                                                                         ---------        ---------

  Shareowners' equity
    Common stock ($0.01 par-350,000,000 shares authorized;
      shares issued - 84,064,451 and 83,386,459)                                 1                1
    Paid-in capital                                                             74               37
    Retained earnings                                                        2,022            1,929
    Cumulative translation adjustment                                            4               31
                                                                         ---------        ---------
                                                                             2,101            1,998

    Less: Treasury stock at cost (5,889,311 and 5,766,528 shares)              366              359
                                                                         ---------        ---------

       Total shareowners' equity                                             1,735            1,639
                                                                         ---------        ---------

       Total liabilities and shareowners' equity                         $   5,633        $   5,266
                                                                         =========        =========







The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)


                                                                                FIRST SIX MONTHS
                                                                                1997         1996

Cash flows from operating activities
  Net earnings                                                               $     162    $     224
                                                                             ---------    ---------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                                                 159          152
      Benefit for deferred income taxes                                            (11)          (9)
      Increase in receivables                                                      (90)         (50)
      (Increase) decrease in inventories                                           (26)          11
      Increase (decrease) in incentive pay and
        employee benefit liabilities                                                 4         (102)
      Increase (decrease) in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities                             67           (3)
      Other items, net                                                              (2)           9
                                                                             ----------   ---------
    Total adjustments                                                              101            8
                                                                             ---------    ---------
    Net cash provided by operating activities                                      263          232
                                                                             ---------    ---------

Cash flows from investing activities
  Additions to properties and equipment                                           (394)        (310)
  Proceeds from sales of assets                                                      2           39
  Capital advances to suppliers                                                    (22)         (29)
  Other items                                                                       (2)           2
                                                                             ----------   ---------

    Net cash used in investing activities                                         (416)        (298)
                                                                             ----------   ---------

Cash flows from financing activities
  Net increase (decrease) in commercial paper borrowings                           (51)         208
  Proceeds from long-term borrowings                                               295            -
  Dividends paid to shareowners                                                    (70)         (67)
  Treasury stock purchases                                                          (8)        (125)
  Other items                                                                        3            9
                                                                             ---------    ---------

    Net cash provided by financing activities                                      169           25
                                                                             ---------    ---------
    Net change in cash and cash equivalents                                         16          (41)

Cash and cash equivalents at beginning of period                                    24          100
                                                                             ---------    ---------

Cash and cash equivalents at end of period                                   $      40    $      59
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

2.  INVENTORIES

                                                                              JUNE 30,      DECEMBER 31,
    (Dollars in millions)                                                       1997            1996
    At FIFO or average cost (approximates current cost):

      Finished goods                                                         $     417    $     426
      Work in process                                                              136          133
      Raw materials and supplies                                                   199          214
                                                                             ---------    ---------
    Total inventories at FIFO or average cost                                      752          773
                                                                             ---------    ---------

    Reduction to LIFO value                                                       (278)        (308)
                                                                             ----------   ---------

    Total inventories at LIFO value                                          $     474    $     465
                                                                             =========    =========

    Inventories valued on the LIFO method are approximately 80% of total inventories in each of the periods.


3.  DIVIDENDS                                                      SECOND QUARTER      FIRST SIX MONTHS
                                                                   1997       1996     1997      1996
    Cash dividends declared per share                             $   .44  $   .42    $   .88  $  .84


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1996 Annual Report on Form 10-K, the Form 10-Q for the quarter ended March 31, 1997, and the unaudited interim consolidated financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

Second quarter 1997 reflects a reduction in net earnings compared to second quarter 1996. However, in comparison with first quarter 1997 results, net earnings increased 25%, primarily as a result of increased prices for EASTAPAK polyethylene terephthalate ("PET") and lower propane feedstock costs. The Company's net earnings for the six months produced an annualized return on equity of 19%.

EARNINGS

                                      SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions, except         1997         1996       CHANGE      1997         1996         CHANGE
per share amounts)
Operating earnings                  $ 157        $ 190        (17)%     $ 291        $ 381          (24)%
Net earnings                           90          112        (20)        162          224          (28)
Net earnings per share               1.14         1.41        (19)       2.06         2.80          (26)

                                      SECOND QUARTER                     FIRST SIX MONTHS
                                     1997         1996       CHANGE      1997         1996         CHANGE
CHANGES IN EARNINGS PER SHARE

Net earnings per share              $1.14        $1.41       $(.27)     $2.06        $2.80         $ (.74)
                                                             =====                                 ======
Operations
  Selling price                                              $(.76)                                $(1.79)
  Volume and mix                                               .05                                    .15
  Raw materials, supplies, and
   energy costs                                                .41                                    .92
  Variable-incentive pay                                       .14                                    .31
   Other                                                      (.11)                                  (.30)
                                                             -----                                 ------
    Change from operations                                    (.27)                                  (.71)

Other

  Interest expense, net                                       (.02)                                  (.05)
  Other income/charges                                           -                                   (.03)
  Effective tax rate change                                    .01                                    .01
  Fewer shares outstanding                                     .01                                    .04
                                                             -----                                  -----
    Total change                                             $(.27)                                 $(.74)
                                                             =====                                  =====

The principal factor contributing to the 1997 earnings decline was significantly lower selling prices industry wide for PET. Increases in distribution expense also negatively impacted operating earnings; this increase is primarily due to costs associated with the interregional movement of PET and other products prior to completion of new international manufacturing facilities in order to meet market demand. Second quarter earnings were also negatively impacted by lower unit volumes for fibers products and lower selling prices for fine chemicals. Positive impacts on overall earnings for 1997 were lower variable-incentive compensation and lower paraxylene, purified terephthalic acid ("PTA") and other purchased raw material and energy costs, partially offset by higher propane feedstock costs. Moderate increases in overall unit volumes and gains in labor productivity also positively impacted earnings. Preproduction costs had a moderately negative effect on earnings during 1997 and were slightly less than those incurred during 1996. The Company estimates that foreign currency fluctuations negatively impacted net earnings approximately $8 million for the current quarter and $14 million year-to-date.

SUMMARY BY INDUSTRY SEGMENT

SPECIALTY AND PERFORMANCE SEGMENT

                                      SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)                1997         1996       CHANGE      1997         1996         CHANGE
Sales                               $675         $686          (2)%     $1,344       $1,349         - %
Operating earnings                   120          139         (14)         248          258          (4)

The decrease in Specialty and Performance segment sales for second quarter was attributable to lower selling prices, partially offset by unit volume gains. Specialty plastics products achieved good unit volume gains, partially offset by lower prices, primarily for amorphous EASTAPAK PET used in food packaging. Performance chemicals results were negatively impacted by lower unit volumes related to divestiture of several product lines in 1996, decreased sales of EASTOTAC resins due to limited feedstock availability, and lower prices for sorbates following start-up of new worldwide industry capacity. The Company's coatings, inks, and resins products achieved good unit volume gains. Acetate tow volumes in the first six months declined due to weaker sales in all markets around the world. The decrease in operating earnings for second quarter was primarily attributable to demand volatility for fine chemicals and lower volumes for acetate tow. Operating earnings for fine chemicals products were also negatively impacted in second quarter by higher costs associated with lower capacity utilization and short-term production problems.

CORE PLASTICS SEGMENT

                                      SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)                1997         1996       CHANGE      1997         1996         CHANGE
Sales                               $351         $373         (6)%      $669         $796           (16)%
Operating earnings (loss)             (3)           8          -         (25)          48             -

The sales change in the Core Plastics segment for second quarter and the first six months was attributed to the segment's two major products: EASTAPAK PET and TENITE polyethylene. Significantly lower EASTAPAK PET sales resulted from significantly lower selling prices, partially offset by a 26% gain in container plastics units sold during second quarter and a 19% gain in container plastics units sold during first six months. A significant increase in TENITE polyethylene prices was partially offset by decreased units sold. The decrease in TENITE polyethylene units sold was primarily due to limited ethylene availability caused by a delay in construction of the new ethylene pipeline. Decreased operating earnings for the segment for second quarter and first six months were attributed primarily to significantly lower EASTAPAK PET selling prices, higher propane raw material costs, and lower TENITE polyethylene unit volumes, partially offset by lower paraxylene and PTA raw material costs, and significantly higher TENITE polyethylene selling prices. Increases in distribution expense also negatively impacted operating earnings; this increase is primarily due to costs associated with the interregional movement of PET prior to completion of new international manufacturing facilities in order to meet market demand.

CHEMICAL INTERMEDIATES SEGMENT

                                      SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)                1997         1996       CHANGE      1997         1996         CHANGE
Sales                               $182         $182         - %       $366         $357            3%
Operating earnings                    40           43          (7)        68           75           (9)

For the first six months, increased sales in the Chemical Intermediates segment were attributed to an increase in units sold, primarily related to oxo chemicals, partially offset by lower selling prices. Decreased operating earnings for second quarter and the first six months were mainly attributed to lower selling prices for oxo chemicals and plasticizers and higher propane raw material costs.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

Summary by Customer Location

SALES BY REGION


                                         SECOND QUARTER                      FIRST SIX MONTHS
(Dollars in millions)                  1997         1996     CHANGE           1997        1996    CHANGE
United States and Canada            $    784     $     832       (6)%    $   1,547    $   1,671      (7)%
Europe, Middle East, and Africa          202           199        2            394          407      (3)
Asia Pacific                             140           138        1            271          272        -
Latin America                             82            72       14            167          152      10

Sales in the United States for second quarter 1997 were $742 million, down 5% from 1996 second quarter sales of $779 million. For first six months 1997, sales in the United States were $1.462 billion compared with $1.563 billion in 1996. Decreased sales were attributed to lower selling prices, primarily for EASTAPAK PET, offset by a modest increase in overall units sold.

Sales outside the United States for second quarter 1997 were up 1% from 1996 and were 39% of total sales, compared with 37% for second quarter 1996. For first six months 1997, sales outside the United States were $917 million compared with $939 million in 1996. First six months sales decreased in Europe, Middle East, and Africa primarily due to lower EASTAPAK PET selling prices and negative foreign exchange effects, partially offset by an increase in units sold. Increased sales in Latin America resulted primarily from significantly higher EASTAPAK PET units sold, partially offset by lower selling prices and lower units sold for coatings, inks, and resins products. PET product availability increased due to the start-up of a new PET manufacturing facility in Mexico.

SUMMARY OF CONSOLIDATED RESULTS

                                      SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)                1997         1996       CHANGE      1997         1996         CHANGE

SALES                               $1,208       $1,241       (3)%      $2,379       $2,502         (5)%

Sales decreased in the second quarter and first six months 1997 due to lower selling prices, partially offset by overall unit volume gains. As discussed above, currency fluctuations had a negative effect on sales.


                                     SECOND QUARTER                      FIRST SIX MONTHS
(Dollars in millions)               1997         1996        CHANGE      1997         1996         CHANGE

GROSS PROFIT                        $283         $319         (11)%      $543         $640          (15)%
  As a percentage of sales            23.4%        25.7%                   22.8%        25.6%

Gross profit decline was principally attributed to lower selling prices and increased distribution costs, partially offset by lower overall purchased raw material costs, decreased variable-incentive compensation, and an increase in units sold.

                                     SECOND QUARTER                      FIRST SIX MONTHS
(Dollars in millions)               1997         1996        CHANGE      1997         1996         CHANGE
SELLING AND GENERAL
ADMINISTRATIVE EXPENSES             $84          $85          (1)%       $162         $169           (4)%
  As a percentage of sales            7.0%         6.8%                     6.8%         6.8%

The decrease in selling and general administrative expenses was primarily attributed to decreased variable-incentive compensation costs.

                                      SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)                1997         1996       CHANGE      1997         1996         CHANGE

RESEARCH AND DEVELOPMENT COSTS       $42          $44         (5)%       $90          $90            -%
As a percentage of sales               3.5%         3.5%                   3.8%         3.6%

                                      SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)                1997         1996       CHANGE      1997         1996         CHANGE

INTEREST COSTS                       $31          $24                    $60          $45
LESS CAPITALIZED INTEREST              9            4                     19           10
                                     ---          ---                    ---          ---
NET INTEREST EXPENSE                 $22          $20         10%        $41          $35            17%
                                     ===          ===                    ===          ===

Interest costs increased due to an increase in borrowings and higher overall effective interest rates. The increase in capitalized interest is directly related to the major capital investment program currently underway within the Company.

                                      SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)                1997         1996       CHANGE      1997         1996         CHANGE

OTHER INCOME, NET                    $ 6          $ 7         (14)%      $ 5          $ 9            (44)%

Included in other income and other charges for 1997 are equity investment results and foreign currency effects. In the second quarter 1996, the Company recognized a $13 million pre-tax gain from the sale of the Company's food emulsifier business, which was partially offset by equity investment losses and unfavorable foreign currency effects. Both years include royalty and interest income.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                                       1997                1996

For the first six months
  Ratio of earnings to fixed charges                                       4.4x                7.4x
At the period ended June 30 and December 31
  Current ratio                                                            1.9x                1.7x
  Percent of long-term borrowings to total capital                          50%                 48%
  Percent of floating-rate borrowings to total borrowings                   15%                 21%

CASH FLOW                                                                   FIRST SIX MONTHS
(Dollars in millions)                                                   1997                 1996
Net cash provided by (used in)
  Operating activities                                                 $   263              $   232
  Investing activities                                                    (416)                (298)
  Financing activities                                                     169                   25
                                                                       -------              -------
Net change in cash and cash equivalents                                $    16              $   (41)
                                                                       =======              =======

Cash and cash equivalents at end of period                             $    40              $    59
                                                                       =======              =======

Cash provided by operations increased primarily as a result of lower variable-incentive compensation payments in 1997 as compared to 1996. The increase in cash used in investing activities is consistent with the Company's global expansion activities and primarily reflects capital expenditure increases. Cash provided by financing activities reflects proceeds received from a $300 million issuance of 7.60% debentures in early 1997, which were used to repay commercial paper borrowings outstanding at that time. The outstanding balance of commercial paper was $244 million as of June 30, 1997. An additional factor affecting cash flows from financing activities was the decrease in treasury stock purchases in 1997.

CAPITAL EXPENDITURES

Eastman anticipates that total capital expenditures in 1997 will be approximately $850 million, primarily for previously announced expansions in worldwide manufacturing capacity. Depreciation expense is expected to be approximately $330 million in 1997.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility ("Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of June 30, 1997. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of June 30, 1997, the Company's commercial paper outstanding balance was $244 million at an effective interest rate of 5.76%.

During first quarter 1997 the Company issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay previously outstanding commercial paper borrowings.

In February 1996 the Company announced plans to repurchase up to $400 million of additional Eastman common shares. In 1996 the Company repurchased $161 million of Eastman common stock under the announced repurchase program, and during first quarter 1997 acquired an additional 140,801 shares at a cost of $8 million. There were no share repurchases during the second quarter. Given the Company's capital expenditure program for 1997, Eastman does not expect to make any significant additional share repurchases in 1997. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Receivables are increasing as a result of globalization efforts; however, there are no collectibility issues related to this increase.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet the Company's foreseeable cash flow requirements.


DIVIDENDS                                                      SECOND QUARTER       FIRST SIX MONTHS
                                                              1997       1996       1997       1996

Cash dividends declared per share                           $   .44    $   .42    $   .88    $   .84


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Pro forma disclosures of earnings per share calculated in accordance with the new standard follow:



                                                               SECOND QUARTER       FIRST SIX MONTHS
                                                              1997       1996       1997       1996
Pro Forma Basic EPS                                         $  1.15    $  1.42    $  2.08    $  2.83
Pro Forma Diluted EPS                                          1.14       1.41       2.06       2.80

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

In June 1997 the FASB issued two new Statements: SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires all items recognized as components of other comprehensive income be reported in the financial statements. SFAS No. 131 requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company plans to comply with the provisions of these Statements, both of which become effective for fiscal years beginning after December 15, 1997.

OUTLOOK

Looking forward, the Company expects continued good demand overall for its products in 1997. For Specialty and Performance Segment products, the Company expects low single digit revenue gains for all of 1997 with single digit volume growth and slightly lower operating margins compared with 1996 as a result of weaker fibers sales and pricing pressure on a number of products. The Company expects double-digit volume growth for its Core Plastics Segment products resulting from increased demand and additional available capacity for EASTAPAK PET. The Company also expects EASTAPAK PET selling prices to remain under significant pressure in 1997 due to growth in capacity over the next 1-2 years in the worldwide PET industry, and negative earnings comparisons for Core Plastics for 1997 compared with 1996, with flat revenues year-over year. The Company expects the recently completed ethylene pipeline to improve its ability to meet demand for existing and new polyethylene products during the second half of 1997. The Company anticipates modest volume growth to more than offset lower prices for its Chemical Intermediates segment products, with operating margins remaining relatively flat versus 1996. The Company is prepared to take the necessary steps through its capital spending program and its Advantaged Cost 2000 initiative, to maintain the financial flexibility necessary to realize its full potential to create value. The Company's Advantaged Cost 2000 initiative target for 1997 is $100 million in labor and material productivity gains for both 1997 and 1998. In 1998 the Company expects a 20% - 30% reduction in capital spending and slightly higher depreciation expense.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; planned capacity increases and capital spending; expected depreciation; and supply and demand, units sold, price, margin, sales and earnings expectations for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: relatively stable business conditions in North America, improving business conditions in Europe, and continued growth in Latin America and Asia Pacific, supporting continued good overall demand for the Company's products; continued demand growth worldwide for PET; continued capacity additions within the PET industry worldwide; realization of recent PET price increases; relatively stable prices for and availability of key purchased raw materials; good market reception of new polyethylene products; modest volume increases for fibers; availability of manufacturing capacity increases; and labor and material productivity gains sufficient to meet targeted cost structure reductions. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

------------------------------------
EASTAPAK, TENITE and EASTOTAC are trademarks of Eastman Chemical Company.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent, commercial, contract, environmental, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1997 Annual Meeting of Shareowners was held on May 1, 1997. Five items of business were acted upon at the meeting: (i) election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Shareowners in 2000 and until their successors are duly elected and qualified; (ii) approval of the proposed 1997 Omnibus Long-Term Compensation Plan; (iii) approval of the Eastman Performance Plan; (iv) approval of the Eastman Annual Performance Plan; and (v) ratification of the appointment of Price Waterhouse LLP as independent accountants for the Company until the Annual Meeting of Shareowners in 1998.

          The results of the voting for the election of directors were as follows:

                                                               Votes                            Broker
              Nominee                       Votes For         Withheld         Abstentions     Nonvotes
            -----------                    -----------      -----------      --------------   -----------
          Jerry E. Dempsey                  66,397,365          292,482             0             0
          Marilyn R. Marks                  66,341,860          347,987             0             0
          Gerald B. Mitchell                66,309,371          380,476             0             0

Accordingly, each of the three nominees received a plurality of the votes cast and was elected.

The results of the voting on the proposed 1997 Omnibus Long-Term Compensation Plan were as follows:


       Votes For       Votes Against      Abstentions      Broker Nonvotes
       ----------      --------------     -----------      ----------------
       46,267,643        11,035,949         645,589            8,740,666

     Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the votes cast on the proposal at the meeting, and the 1997 Omnibus Long-Term Compensation Plan was approved.

     The results of the voting on the Eastman Performance Plan were as follows:

       Votes For       Votes Against      Abstentions      Broker Nonvotes
       ----------      -------------      -----------      ----------------
       64,710,324         1,431,096         548,427               0

     Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the votes cast on the proposal at the meeting, and the Eastman Performance Plan was approved.

     The results of the voting on the Eastman Annual Performance Plan were as follows:

        Votes For          Votes Against      Abstentions      Broker Nonvotes
        ---------          -------------      -----------      ---------------
        64,535,613           1,622,636          531,598               0

     Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the votes cast on the proposal at the meeting and the Eastman Annual Performance Plan was approved.

     The results of the voting on the ratification of the appointment of Price Waterhouse LLP as independent accountants were as follows:

          Votes For          Votes Against      Abstentions      Broker Nonvotes
          ----------         -------------      -----------      ---------------
          66,352,032             152,610           185,205               0

     Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the votes cast on the proposal at the meeting, and the appointment of Price Waterhouse LLP as independent accountants was ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 16.

           (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Eastman Chemical Company

Date:  July 29, 1997                   By: /s/ H. Virgil Stephens
                                           ----------------------
                                           H. Virgil Stephens
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (On behalf of the Registrant and as
                                           Principal Financial Officer)


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

10.01 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company's definitive 1997 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

11.01             Statement re Computation of Earnings Per Common Share                     18

12.01             Statement re Computation of Ratios of Earnings to Fixed                   19
                  Charges

27.01             Financial Data Schedule (for SEC use only)

99.01             Supplemental Business Segment Information                                 20