Form 10-Q
period 1997-09-30
EASTMAN CHEMICAL CO
filed 1997-10-29
CIK 915389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

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

Yes___X____ No_________

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Number of Shares Outstanding at
                  Class                            September 30, 1997

  Common Stock, par value $0.01 per share               78,406,386








--------------------------------------------------------------------------------
                  PAGE 1 OF 23 TOTAL SEQUENTIALLY NUMBER PAGES
                            EXHIBIT INDEX ON PAGE 16

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
ITEM                                                                    PAGE
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

 1.  Financial Statements                                              3 - 6

 2.  Management's Discussion and Analysis of Financial Condition and
     Results of Operations                                              7-13

                       PART II. OTHER INFORMATION

 1.  Legal Proceedings                                                    14

 2.  Changes in Securities and Use of Proceeds                            14

 6.  Exhibits and Reports on Form 8-K                                     14



                                  SIGNATURES

     Signatures                                                           15

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                             THIRD QUARTER        FIRST NINE MONTHS
                                                           1997         1996      1997        1996
Sales                                                     $  1,145   $  1,167   $  3,524  $   3,669
Cost of sales                                                  857        873      2,693      2,735
                                                          --------   --------   --------  ---------
Gross profit                                                   288        294        831        934


Selling and general administrative expenses                     85         78        247        247
Research and development costs                                  55         47        145        137
                                                          --------   --------   --------  ---------
Operating earnings                                             148        169        439        550

Interest expense, net                                           26         16         67         51
Other income, net                                               26          3         31         12
                                                          --------   --------   --------   --------
Earnings before income taxes                                   148        156        403        511

Provision for income taxes                                      52         60        145        191
                                                          --------   --------   --------  ---------

Net earnings                                              $     96   $     96   $    258  $     320
                                                          ========   ========   ========  =========


Net earnings per share                                    $   1.22   $   1.22   $   3.28  $    4.02
                                                          ========   ========   ========  =========

Retained earnings at beginning of period                  $  2,022   $  1,842   $  1,929  $   1,684
Net earnings                                                    96         96        258        320
Cash dividends declared                                        (34)       (34)      (103)      (100)
                                                          --------   --------   --------  ---------

Retained earnings at end of period                        $  2,084   $  1,904   $  2,084  $   1,904
                                                          ========   ========   ========  =========






   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           1997               1996
ASSETS
Current assets
  Cash and cash equivalents                                              $      36        $      24
  Receivables                                                                  795              744
  Inventories                                                                  519              465
  Other current assets                                                         114              112
                                                                         ---------        ---------
    Total current assets                                                     1,464            1,345
                                                                         ---------        ---------

Properties
  Properties and equipment at cost                                           7,944            7,530
  Less: Accumulated depreciation                                             4,151            4,010
                                                                         ---------        ---------
    Net properties                                                           3,793            3,520
                                                                         ---------        ---------

Other noncurrent assets                                                        441              401
                                                                         ---------        ---------

   Total assets                                                          $   5,698        $   5,266
                                                                         =========        =========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables                                                               $     713        $     708
  Other current liabilities                                                    122               79
                                                                         ---------        ---------
    Total current liabilities                                                  835              787

  Long-term borrowings                                                       1,705            1,523
  Deferred income tax credits                                                  353              348
  Postemployment obligations                                                   789              722
  Other long-term liabilities                                                  237              247
                                                                         ---------        ---------
    Total liabilities                                                        3,919            3,627
                                                                         ---------        ---------

  Shareowners' equity
    Common stock ($0.01 par-350,000,000 shares authorized;
      shares issued - 84,097,273 and 83,386,459)                                 1                1
    Paid-in capital                                                             75               37
    Retained earnings                                                        2,084            1,929
    Cumulative translation adjustment                                          (15)              31
                                                                         ----------       ---------
                                                                             2,145            1,998

    Less: Treasury stock at cost (5,889,311 and 5,766,528 shares)              366              359
                                                                         ---------        ---------

       Total shareowners' equity                                             1,779            1,639
                                                                         ---------        ---------


       Total liabilities and shareowners' equity                         $   5,698        $   5,266
                                                                         =========        =========







   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)

                                                                                FIRST NINE MONTHS
                                                                                1997         1996
Cash flows from operating activities
  Net earnings                                                               $     258    $     320
                                                                             ---------    ---------

  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                                                 242          232
      Provision for deferred income taxes                                            6           12
      (Increase) decrease in receivables                                           (54)          43
      (Increase) decrease in inventories                                           (76)           4
      Increase (decrease) in incentive pay and
        employee benefit liabilities                                                49          (88)
      Increase (decrease) in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities                             91          (23)
      Other items, net                                                              (7)         (17)
                                                                             ----------   ----------
    Total adjustments                                                              251          163
                                                                             ---------    ---------

    Net cash provided by operating activities                                      509          483
                                                                             ---------    ---------

Cash flows from investing activities
  Additions to properties and equipment                                           (567)        (516)
  Acquisitions and investments in joint ventures                                     -          (21)
  Proceeds from sales of assets                                                     19           36
  Capital advances to suppliers                                                    (22)         (33)
  Other items                                                                       (2)           2
                                                                             ----------   ---------

    Net cash used in investing activities                                         (572)        (532)
                                                                             ----------   ---------
Cash flows from financing activities
  Net increase (decrease) in commercial paper borrowings                          (113)         257
  Proceeds from long-term borrowings                                               295            -
  Dividends paid to shareowners                                                   (104)        (100)
  Treasury stock purchases                                                          (8)        (157)
  Other items                                                                        5           10
                                                                             ---------    ---------

    Net cash provided by financing activities                                       75           10
                                                                             ---------    ---------

    Net change in cash and cash equivalents                                         12          (39)

Cash and cash equivalents at beginning of period                                    24          100
                                                                             ---------    ---------

Cash and cash equivalents at end of period                                   $      36    $      61
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

2.   INVENTORIES

                                                                            SEPTEMBER 30,   DECEMBER 31,
    (Dollars in millions)                                                       1997            1996
    At FIFO or average cost (approximates current cost):

      Finished goods                                                         $     434    $     426
      Work in process                                                              133          133
      Raw materials and supplies                                                   208          214
                                                                             ---------    ---------
    Total inventories at FIFO or average cost                                      775          773
                                                                             ---------    ---------

    Reduction to LIFO value                                                       (256)        (308)
                                                                             ---------    ---------

    Total inventories at LIFO value                                          $     519    $     465
                                                                             =========    =========

    Inventories valued on the LIFO method are approximately 75% of total inventories in each of the periods.

3.  DIVIDENDS                                                       THIRD QUARTER      FIRST NINE MONTHS
                                                                   1997       1996     1997      1996
    Cash dividends declared per share                             $   .44  $   .44    $  1.32  $ 1.28

4.   SUPPLEMENTAL CASH FLOW INFORMATION

     In March 1997 the Company issued 611,962 shares of its common stock with a market value of $34 million to its Employee Stock Ownership Plan as partial settlement of the Company's Eastman Performance Plan payout. This noncash transaction is not reflected in the consolidated statement of cash flow.

5.   OTHER INCOME

     In September 1997 the Company received monetary damages awarded in a patent infringement lawsuit against Goodyear Tire and Rubber Co. The effect of this award is included in the Company's 1997 third quarter financial results as other income, which also includes gains from the Company's equity investments and currency hedging activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1996 Annual Report on Form 10-K, the Forms 10-Q for the quarters ended March 31, 1997, and June 30, 1997, and the unaudited interim consolidated financial statements included elsewhere in this report.

RESULTS OF OPERATIONS

For third quarter, the effect of overall lower selling prices and higher net interest expense was offset by favorable raw material costs, a gain from damages awarded for patent infringement, and overall higher unit volumes, although acetate tow volume was down significantly. A stronger US dollar produced an unfavorable effect on sales denominated in currencies other than US dollars, but the earnings impact was partially offset by gains realized on currency hedging transactions. The Company's net earnings for the first nine months produced an annualized return on equity of 20%.

EARNINGS

(Dollars in millions, except              THIRD QUARTER                      FIRST NINE MONTHS
per share amounts)                     1997         1996     CHANGE           1997        1996    CHANGE
Operating earnings                  $    148     $     169    (12)%      $     439    $     550    (20)%
Net earnings                              96            96      -              258          320    (19)
Net earnings per share                  1.22          1.22      -             3.28         4.02    (18)

                                          THIRD QUARTER                      FIRST NINE MONTHS
                                       1997         1996     CHANGE           1997        1996    CHANGE
CHANGES IN EARNINGS PER SHARE

Net earnings per share               $  1.22    $  1.22   $    -        $   3.28     $   4.02    $  (.74)
                                                          ======                                 =======
Operations
  Selling price                                           $ (.32)                                $ (2.11)
  Volume and mix                                             .08                                     .23
  Raw materials, supplies, and
   energy costs                                              .10                                    1.02
  Variable-incentive pay                                     .01                                     .32
   Other                                                    (.02)                                   (.32)
                                                          ------                                 -------
    Change from operations                                  (.15)                                   (.86)

Other
  Interest expense, net                                     (.07)                                   (.12)
  Other income/charges                                       .17                                     .14
  Effective tax rate change                                  .05                                     .06
  Fewer shares outstanding                                     -                                     .04
                                                          ------                                 -------
    Total change                                          $    -                                 $  (.74)
                                                          ======                                 =======

The principal factors contributing to first nine months 1997 earnings decline were significantly lower selling prices for EASTAPAK polyethylene terephthalate ("PET") and significantly lower demand for acetate tow, both reflecting excess industry capacity, and in the case of acetate tow, customer inventory reductions. Increased distribution costs, particularly relating to sales outside the United States, negatively impacted operating earnings. Favorable costs for paraxylene, purified terephthalic acid ("PTA") and other raw materials and energy were partially offset by higher propane feedstock costs. Moderate increases in overall unit volumes and gains in labor productivity positively impacted earnings. Preproduction costs had a moderately negative effect on earnings and were slightly less than those incurred during 1996. A gain from damages awarded for patent infringement positively impacted net earnings. The Company estimates that the negative effect on net earnings from foreign currency fluctuations, net of hedging transactions, was approximately $5 million for the current quarter and $19 million for first nine months.

SUMMARY BY INDUSTRY SEGMENT

SPECIALTY AND PERFORMANCE SEGMENT


                                          THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                  1997         1996     CHANGE           1997        1996    CHANGE
Sales                               $    645     $     674    (4)%       $   1,989    $   2,023    (2)%
Operating earnings                       116           139    (17)             364          397    (8)

The decrease in Specialty and Performance segment sales for third quarter and first nine months was attributable to overall lower selling prices and unfavorable currency exchange rates, partially offset by unit volume gains for specialty plastics, fine chemicals, coatings, inks and resins. Performance chemicals results for third quarter and first nine months reflected lower unit volumes due to divestiture of several product lines in 1996. Demand for acetate tow for third quarter and first nine months declined due to new industry capacity and customer reductions in inventories, mainly in China. The primary factors affecting operating earnings for third quarter and first nine months were significantly lower volumes for acetate tow, overall lower selling prices, and unfavorable currency effects.

CORE PLASTICS SEGMENT

                                                 THIRD QUARTER               FIRST NINE MONTHS
(Dollars in millions)                  1997         1996     CHANGE           1997        1996    CHANGE
Sales                               $    325     $     311      5%       $     994    $   1,107     (10)%
Operating earnings (losses)              (10)          (14)    29              (35)          34       -

Volumes for container plastics showed moderate improvement in third quarter and significant improvement in first nine months primarily as a result of new capacities in Spain and Mexico. Selling prices for container plastics were down slightly during third quarter due to currency exchange rates and were significantly below nine months l996 due to industry overcapacity. Volumes for flexible plastics improved moderately for third quarter as a result of strong demand and availability of ethylene supply following completion of a new ethylene pipeline. Selling prices for flexible plastics declined slightly compared with third quarter last year but for nine months were significantly higher than 1996. Operating earnings for the quarter improved due to increased sales volumes and capacity utilization in new plants, partially offset by unfavorable currency effects. For first nine months operating earnings declined primarily due to substantially lower selling prices for PET and unfavorable currency effects, partially offset by improved unit volumes.

CHEMICAL INTERMEDIATES SEGMENT

                                                THIRD QUARTER                FIRST NINE MONTHS
(Dollars in millions)                  1997         1996     CHANGE           1997        1996    CHANGE
Sales                               $    175     $     182    (4)%       $     541    $     539        -%
Operating earnings                        42            44    (5)              110          119       (8)

For third quarter decreased sales in the Chemical Intermediates segment were attributable to an overall decline in units sold. Slightly higher selling prices were offset by unfavorable currency exchange rates. Compared to last year, sales for first nine months were relatively unchanged, with volume improvements offset by overall lower selling prices and currency exchange rates, which also negatively impacted operating earnings.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

Summary by Customer Location

SALES BY REGION

                                          THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                  1997         1996     CHANGE           1997        1996    CHANGE
United States and Canada            $    763     $     777       (2)%    $   2,310    $   2,448       (6)%
Europe, Middle East, and Africa          187           171        9            581          578        1
Asia Pacific                             119           145      (18)           390          417       (6)
Latin America                             76            74        3            243          226        8

Sales in the United States for third quarter 1997 were $718 million, down 2% from 1996 third quarter sales of $731 million. For first nine months 1997, sales in the United States were $2.18 billion compared with $2.294 billion in 1996. Decreased sales were attributable to lower selling prices, primarily for EASTAPAK PET.

Sales outside the United States for third quarter 1997 were down 2% from 1996 and were 37% of total sales for third quarter both years. The decline in sales in Asia Pacific was primarily attributable to decreased acetate tow sales resulting from excess worldwide acetate tow capacity and customer reduction in inventories, mainly in China. EASTAPAK PET volume in Europe increased significantly during third quarter due to new capacity in Spain. For first nine months 1997, sales outside the United States were $1.344 billion compared with $1.375 billion in 1996, primarily decreasing as a result of overall lower selling prices, significantly lower acetate tow volumes, and unfavorable currency exchange rates experienced mainly in Europe.

SUMMARY OF CONSOLIDATED RESULTS

                                           THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                   1997         1996    CHANGE           1997         1996   CHANGE
SALES                               $  1,145     $   1,167       (2)%    $   3,524    $   3,669      (4)%

Sales declined in third quarter and first nine months primarily due to overall lower selling prices, unfavorable currency effects and lower volumes for certain product lines as previously discussed.

                                           THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                   1997         1996    CHANGE           1997         1996   CHANGE
GROSS PROFIT                        $    288     $     294    (2)%       $     831    $     934     (11)%
  As a percentage of sales              25.2%         25.2%                   23.6%        25.5%

The gross profit decline for first nine months was principally attributed to lower selling prices and increased distribution costs, partially offset by overall lower purchased raw material costs.

                                           THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                   1997         1996    CHANGE           1997         1996   CHANGE
SELLING AND GENERAL
ADMINISTRATIVE EXPENSES             $     85     $      78       9%      $     247    $     247        -%
  As a percentage of sales               7.4%          6.7%                    7.0%         6.7%

The increase in selling and general administrative expenses for third quarter resulted from timing of expenditures and higher compensation costs, partially offset by a reduction in labor hours.

                                           THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                   1997         1996    CHANGE           1997         1996   CHANGE
RESEARCH AND
 DEVELOPMENT COSTS                  $     55     $      47        17%    $     145    $     137        6%
As a percentage of sales                 4.8%          4.0%                    4.1%         3.7%

Increased research and development costs for third quarter resulted from timing of expenditures.

                                           THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                   1997         1996    CHANGE           1997         1996   CHANGE
INTEREST COSTS                      $     31     $      25               $      91    $      70
LESS CAPITALIZED INTEREST                  5             9                      24           19
                                    --------     ---------               ---------    ---------
NET INTEREST EXPENSE                $     26     $      16        63%    $      67    $      51       31%
                                    ========     =========               =========    =========

For first nine months interest costs increased due to an increase in borrowings and higher overall effective interest rates. The reduction in capitalized interest from third quarter last year reflected completion of EASTAPAK PET manufacturing facilities in Spain. The increase in capitalized interest for nine months was directly related to the major capital investment program currently underway within the Company.

                                           THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                   1997         1996    CHANGE           1997         1996   CHANGE
OTHER INCOME, NET                   $     26     $       3      >100%    $      31    $      12     >100%

In third quarter and first nine months the Company recognized favorable results from equity investments and foreign currency effects and realized a gain from an award of damages for patent infringement. In 1996 the Company recognized a gain from the sale of the Company's food emulsifier business. Both years include royalty and interest income.

                                           THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                   1997         1996    CHANGE           1997         1996   CHANGE
PROVISION FOR INCOME TAXES          $     52     $      60    (13)%      $     145    $     191    (24)%
   Effective tax rate                     35%           38%                     36%          37%

The reduction in the effective tax rate for third quarter and first nine months resulted primarily from increased tax benefits attributable to export sales and the recognition of tax benefits attributable to foreign operations.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                                       1997                1996
For the first nine months
  Ratio of earnings to fixed charges                                       4.6x                 7.0x
At the period ended September 30 and December 31
  Current ratio                                                            1.8x                 1.7x
  Percent of long-term borrowings to total capital                           49%                 48%
  Percent of floating-rate borrowings to total borrowings                    12%                 21%

CASH FLOW                                                                      FIRST NINE MONTHS
(Dollars in millions)                                                     1997                 1996
Net cash provided by (used in)
  Operating activities                                                 $   509              $   483
  Investing activities                                                    (572)                (532)
  Financing activities                                                      75                   10
                                                                       -------              -------
Net change in cash and cash equivalents                                $    12              $   (39)
                                                                       =======              =======

Cash and cash equivalents at end of period                             $    36              $    61
                                                                       =======              =======

Cash provided by operations increased primarily as a result of lower variable-incentive compensation payments in 1997 as compared to 1996. The increase in cash used in investing activities is consistent with the Company's global expansion activities and primarily reflects capital expenditure increases. Cash provided by financing activities reflects proceeds received from a $300 million issuance of 7.60% debentures due February 1, 2027, which were used to repay commercial paper borrowings outstanding at that time. An additional factor affecting cash flows from financing activities was the decrease in treasury stock purchases in 1997.

CAPITAL EXPENDITURES

Eastman anticipates that total capital expenditures in 1997 will be approximately $850 million, primarily for previously announced expansions in worldwide manufacturing capacity. Depreciation expense is expected to be approximately $330 million in 1997.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility ("Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of September 30, 1997. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of September 30, 1997, the Company's commercial paper outstanding balance was $189 million at an effective interest rate of 5.7%.

In February 1996 the Company announced plans to repurchase up to $400 million of additional Eastman common shares. In 1996 the Company repurchased $161 million of Eastman common stock under the announced repurchase program, and during first quarter 1997 acquired an additional 140,801 shares at a cost of $8 million. There were no share repurchases during the second and third quarter. Given the Company's capital expenditure program for 1997, Eastman does not expect to make any significant additional share repurchases during fourth quarter 1997. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet the Company's foreseeable cash flow requirements.

DIVIDENDS                                                      THIRD QUARTER       FIRST NINE MONTHS
                                                              1997       1996       1997       1996
Cash dividends declared per share                           $   .44    $   .44    $  1.32    $  1.28


RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997 the Financial Accounting Standards Board issued SFAS 128, "Earnings per Share," which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Pro forma disclosures of earnings per share calculated in accordance with the new standard follow:

                                                               THIRD QUARTER       FIRST NINE MONTHS
                                                              1997       1996       1997       1996
Pro Forma Basic EPS                                         $  1.23    $  1.23    $  3.31    $  4.06
Pro Forma Diluted EPS                                          1.22       1.22       3.28       4.02

In January 1997 the Securities and Exchange Commission issued its Release on Derivative and Market Risk Disclosures. The Release requires enhanced disclosure of accounting policies for derivatives as well as quantitative and qualitative disclosures about market risk inherent in derivatives and other financial instruments outside the financial statements. The Company plans to comply with the provisions of this Release which become effective for the Company's year-end 1997 financial reporting.

In June 1997 the FASB issued two new Statements: SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires all items recognized as components of other comprehensive income be reported in the financial statements. SFAS No. 131 requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company believes that its current reporting complies with the requirements of SFAS No. 131 and will provide additional reporting as required by SFAS No. 130. Both of these new standards become effective for fiscal years beginning after December 15, 1997.

OUTLOOK

Looking forward to the rest of 1997, demand is good for many Specialty and Performance segment products, but previously expected volume improvements for fibers appear unlikely due to excess industry capacity and customer inventory reductions. Within the Core Plastics segment, demand for flexible plastics is expected to remain strong, but selling prices are expected to be impacted by additional industry ethylene capacity. PET selling prices are expected to increase slightly during the fourth quarter. Chemical Intermediates segment revenues are expected to remain flat to marginally higher compared with last year, driven by slightly higher volumes and mostly stable prices.

In 1998 the Company expects good demand and strong volume growth for products in the Core Plastics and Chemical Intermediates segments as a result of new applications and new production capacity. However, PET as well as ethylene and propylene derivatives such as oxo chemicals and polyethylene may face price and margin pressure as a result of additional industry capacity. Within the Specialty and Performance segment, revenue growth is expected in the high single digit range. Significant SPECTAR copolymer volume growth is expected due to strong demand and added production capacity in Malaysia. Fine chemicals products are expected to continue to benefit from strong relationships with pharmaceutical companies. Volume growth is expected for the coatings line, driven by good demand for auto coatings and architectural coatings. Acetate tow volume is expected to stabilize as new industry capacity is absorbed and customer inventory reductions are completed. Within the Core Plastics segment, demand for EASTAPAK PET is expected to increase as new applications are developed. Recently introduced polyethylene performance polymers, MXSTEN and TENITE HIFOR, are expected to provide more profitable and less cyclical niche markets as they gain market acceptance.

The Company is prepared to take the necessary steps through its capital spending program and its Advantaged Cost 2000 initiative to maintain the financial flexibility necessary to realize its full potential to create value. The 1997 and 1998 targets for the Company's Advantaged Cost 2000 initiative are $100 million in labor and material productivity gains in each year. The Company anticipates targeted gains will be achieved. In 1998 the Company expects a 20% - 30% reduction in capital spending and depreciation expense of approximately $350 million.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; planned capacity increases and capital spending; expected depreciation; and supply and demand, unit volume sold, price, margin, sales and earnings expectations and strategies for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: relatively stable business conditions in North America, improving business conditions in Europe, and continued growth in Latin America and Asia Pacific, supporting continued good overall demand for the Company's products; continued demand growth worldwide for PET; continued capacity additions within the PET industry worldwide; capacity additions within the ethylene industry worldwide; realization of recent PET price increases; stabilization of acetate tow demand and volume; relatively stable prices for and availability of key purchased raw materials; good market reception of new polyethylene products; availability of announced manufacturing capacity increases; and labor and material productivity gains sufficient to meet targeted cost structure reductions. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

------------------------------------
EASTAPAK, SPECTAR, MXSTEN, TENITE and HIFOR are trademarks of Eastman Chemical Company.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          In May 1997 the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. Based upon subsequent communications with the TDEC and the U.S. Environmental Protection Agency, the Company believes that these agencies may be contemplating enforcement proceedings which, if commenced, could result in monetary sanctions in excess of the $100,000 threshold of Regulation S-K, Item 103, Instruction 5c under the Securities Exchange Act of 1934 for reporting such contemplated proceedings in this Report.

          The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent, commercial, contract, environmental, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the TDEC allegations described in the preceding paragraph, will have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.   CHANGE IN SECURITIES AND USE OF PROCEEDS

          (c) On July 1, 1997, the Company granted options to purchase an aggregate of 989 shares of its common stock on or after January 1, 1998 at an exercise price of $63.25 per share. Such options were granted to non-employee directors who elected under the 1996 Non-Employee Director Stock Option Plan to receive options in lieu of all or a portion of their semi-annual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of
          Section 4(2) of the Securities Act of 1933.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 16.

          (b)  Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Eastman Chemical Company





Date:  October 27, 1997              By:    /s/ H. Virgil Stephens
                                            ----------------------
                                            H. Virgil Stephens
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Registrant and as
                                            Principal Financial Officer)

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

                                       16

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

10.01             Award Notice for Price-Vesting Stock Option Granted to CEO
                  under 1997 Omnibus Long-Term Compensation Plan                             18

11.01             Statement re Computation of Earnings Per Common Share                      21

12.01             Statement re Computation of Ratios of Earnings to Fixed                    22
                  Charges

27.01             Financial Data Schedule (for SEC use only)

99.01             Supplemental Business Segment Information                                  23