Form 10-K405
period 1997-12-31
EASTMAN CHEMICAL CO
filed 1998-03-06
CIK 915389

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1997

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



-------------------------------------------------------------------------------

                 PAGE 1 OF 112 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 65

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes___X____ No________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the closing price on the New York Stock Exchange on January 30, 1998) of the voting stock held by nonaffiliates was approximately $4,654,265,390 as of January 31, 1998, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be beneficially owned by directors, executive officers, or 10% shareowners, some of whom might not be held to be affiliates upon judicial determination. At January 31, 1998, 78,445,546 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 1998 Annual Meeting of Shareowners (the "1998 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-12 of this Annual Report on Form 10-K as indicated herein.

                           FORWARD-LOOKING STATEMENTS

Forward-looking statements appear throughout this report. These statements relate to planned capacity increases and capital spending; expected tax rates and depreciation; environmental matters; the year 2000 issue; legal proceedings; the Asian financial crisis; supply and demand, volume, price, margin, and sales and earnings expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cost reduction targets; and development, production, commercialization, and acceptance of new products and technologies. These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of this report. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or are unrealized.

                                TABLE OF CONTENTS

---------------------------------------------------------------------------------------------------------

     ITEM                                                                                           PAGE
---------------------------------------------------------------------------------------------------------

                                                  PART I

     1.    Business                                                                               4 - 14
           Executive Officers of the Company                                                          15

     2.    Properties                                                                                 16

     3.    Legal Proceedings                                                                          17

     4.    Submission of Matters to a Vote of Security Holders                                        17


                                                  PART II

     5.    Market for the Registrant's Common Stock and Related Shareowner Matters                    18

     6.    Selected Financial Data                                                                    19

     7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                           20-30

     8.    Financial Statements and Supplementary Data                                             31-59

     9.    Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                                                       60


                                                 PART III

     10.   Directors and Executive Officers of the Registrant                                         61

     11.   Executive Compensation                                                                     61

     12.   Security Ownership of Certain Beneficial Owners and Management                             61

     13.   Certain Relationships and Related Transactions                                             61


                                                  PART IV

     14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                           62


                                                SIGNATURES

           Signatures                                                                              63-64

                                     PART I

ITEM 1.      BUSINESS

GENERAL

Eastman Chemical Company ("Eastman" or the "Company") is a leading international chemical company with a broad portfolio of plastic, chemical, and fiber products. The Company manufactures and sells polyester plastics such as polyethylene terephthalate ("PET"), a plastic widely used in beverage and food containers; coatings and paint raw materials; industrial and fine chemicals; and acetate tow. The Company believes it has a competitive advantage in several product areas due to its high level of manufacturing integration, the use of state of the art process technologies and its operating efficiencies due to its large-scale plants. In 1997 the Company had sales of $4.68 billion, operating earnings of $506 million, net earnings of $286 million, and basic earnings per share of $3.66.

The Company began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's ("Kodak") photographic business. As of December 31, 1993, the Company became an independent entity when Eastman Kodak Company spun off its chemical business. Today, the Company is one of the largest chemical producers in the United States and a leader in the application of several manufacturing technologies. The Company pioneered the application of coal gasification technology for the production of chemicals (also referred to as "chemicals from coal technology") and currently operates one of the largest coal gasification facilities in the United States, thereby reducing the Company's dependence on petrochemicals in the manufacture of acetate tow, certain plastics, and other chemicals. The Company is also a leader in the manufacture of oxo chemicals that are used in the production of numerous coatings and resin intermediates, the manufacture of fine chemicals used in photographic and other custom chemicals, and the application of advanced environmental waste management practices for chemical manufacturing operations. The Company is a world leader in developing end-use applications for and recycling of a wide variety of polyester plastics, including PET and other flexible packaging materials.

The Company categorizes its business into three segments, Specialty and Performance, Core Plastics, and Chemical Intermediates. See Part II--Item 8--Financial Statements and Supplementary Data--Note 15 to the Consolidated Financial Statements. The Specialty and Performance segment includes plastic, chemical, and fiber products primarily sold in diverse markets to customers that base their buying decisions principally on a product's performance attributes. The Core Plastics segment includes the Company's major plastics products, EASTAPAK polymers polyester packaging plastic, TENITE, EASTACOAT, MXSTEN and TENITE HIFOR polyethylenes, as well as cellulose esters and polyesters. These container and packaging products share similar physical characteristics and compete based on price and integrated manufacturing capabilities. The Chemical Intermediates segment contains industrial intermediate chemical products that are sold to customers operating in mature markets in which multiple sources of supply exist. Proprietary products and low-cost manufacturing positions are the foundation of the Chemical Intermediates segment. Eastman's strategy is to manage the mix between Specialty and Performance, Core Plastics, and Chemical Intermediates products to fully utilize its plants and obtain optimum profitability. The Company has the capability to produce a wide range of products within its manufacturing plant capacities and change product mix depending on customer demand and the Company's strategy.

The following table summarizes the Company's recent financial performance and identifiable assets by industry segment.


SEGMENT FINANCIAL SUMMARY
(Dollars in millions)
                                                   1997           1996          1995
 SALES
   Specialty and Performance                     $ 2,607        $ 2,657        $ 2,647
   Core Plastics                                   1,338          1,409          1,685
   Chemical Intermediates                            733            716            708
                                                 -------        -------        -------
     Total                                       $ 4,678        $ 4,782        $ 5,040
                                                 =======        =======        =======

OPERATING EARNINGS (LOSS)
   Specialty and Performance                     $   416(1)     $   519        $   433
   Core Plastics                                     (56)(1)         (1)           347
   Chemical Intermediates                            146(1)         145            184
                                                 -------        -------        -------
     Total                                       $   506        $   663        $   964
                                                 =======        =======        =======

 ASSETS
   Specialty and Performance                     $ 3,019        $ 2,887        $ 2,776
   Core Plastics                                   2,188          1,854          1,598
   Chemical Intermediates                            571            525            498
                                                 -------        -------        -------
     Total                                       $ 5,778        $ 5,266        $ 4,872
                                                 =======        =======        =======

(1) Operating earnings for 1997 reflect the effect of a $62 million ($40 million after tax) charge for partial settlement/curtailment of pension and other postemployment benefit liabilities. This charge was allocated to segments as follows: Specialty and Performance, $34 million; Core Plastics, $18 million; and Chemical Intermediates, $10 million. See Note 14 to Consolidated Financial Statements.

BUSINESS STRATEGY

Eastman's business strategy is to achieve consistent, profitable growth as a highly integrated, international supplier of a diversified portfolio of plastics, chemicals, and fibers. Specifically, the Company's strategic intent is "To Be The World's Preferred Chemical Company." The following are the key elements the Company employs to achieve this strategy:

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

Quality Management

Quality Management is a fundamental set of operating and management principles that are an extension of the philosophy of the Company's founder, George Eastman. During the last fourteen years, the Company has further developed these principles into its current Quality Policy. This policy states the Company's goal to be the leader in quality and value of products and services, by focusing on customers, process control, continual improvement, and innovation. The Company's highly integrated manufacturing operations support the Company's total quality policy by providing internal control of intermediate raw material processes. The Company's success in fostering this total quality policy is evidenced by the U.S. Commerce Department's selection of the Company as the recipient of the 1993 Malcolm Baldrige National Quality Award in the large manufacturing category.

The Company has 12 quality system registrations to the international quality standard, ISO 9000. Ten of these are in North America and two are in the United Kingdom. Approximately three-fourths of 1997 sales were from products manufactured in ISO 9000 registered quality systems.

Expansion in International Markets

Approximately 41% of the Company's customers representing 39% of the Company's sales were outside the United States in 1997. This growth in worldwide sales over the past few years and achievement of satisfactory returns is primarily due to its efficient large-scale plants in the United States and increasing expansion of manufacturing facilities in strategic global locations. The Company has facilities in Hartlepool and Workington, England, for the manufacture of polyester, used to produce film, bottles, and other packaging. The Workington site also produces acetate tow. In addition, the Company's operations include a polyester manufacturing facility in Toronto, Canada; EASTAPAK polymers plants in Cosoleacaque, Veracruz, Mexico and San Roque, Spain; and facilities in the United Kingdom and Hong Kong for the manufacture of fine chemicals.

The Company is increasing its international manufacturing presence by targeting a higher percentage of its annual capital expenditures for markets outside the United States. The Company is building EASTAPAK polymers plants in the Netherlands and Argentina, with operational dates of 1998. Construction is also underway on an additional plant in the Netherlands to produce purified terephthalic acid ("PTA"), a key raw material for the production of EASTAPAK polymers, with an operational date of 1998. A newly constructed facility located in Kuantan, Malaysia, will produce 30,000 metric tons of copolyester when it becomes operational in 1998. In addition, the Company has begun construction of a new oxo chemicals manufacturing complex in Singapore, with production expected in early 1999, and is studying the feasibility of forming a joint venture in Nanjing, People's Republic of China, to produce hydrocarbon tackifying resins.

The Company has increased its international sales and distribution infrastructure during the past several years to position it for worldwide sales growth. In particular, from 1990 through 1997, the Company increased personnel outside the United States from approximately 500 to nearly 1,800 employees. During the same time period, the number of Company sales offices outside the United States increased from 25 to 36 in a total of 32 countries. For financial information about foreign and domestic operations and export sales, see Part II--Item 8--Financial Statements and Supplementary Data--Note 15 to Consolidated Financial Statements.

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

Employee Ownership and Incentives

The Company believes that employee stock ownership will be a significant factor in achieving its goal of consistent, profitable growth. The Eastman Employee Stock Ownership Plan ("ESOP") is intended to foster employee ownership throughout the Company, and stock ownership guidelines have been established for the Company's directors and approximately 600 key Company managers. All Eastman employees have placed at risk approximately 5% of their overall pay under the Eastman Performance Plan, an annual incentive plan that rewards employees based on the Company's achieved return on capital in relation to its cost of capital. A certain portion of the incentive pay (approximately 5% of eligible employees' annual pay in 1997, 1996, and 1995) has been made in the form of a contribution by the Company of Eastman common stock under the ESOP. An additional portion of management compensation is tied to Company performance under the Eastman Annual Performance Plan. For further information concerning the Company's ESOP and incentive pay plans, see Part II--Item 8--Financial Statements and Supplementary Data--Note 8 to Consolidated Financial Statements and Part III--Item 11--Executive Compensation.

INDUSTRY SEGMENTS

SPECIALTY AND PERFORMANCE SEGMENT

The key product groupings and primary markets in the Specialty and Performance segment are summarized as follows:

          Product Groupings                                     Primary Markets
------------------------------------------- ----------------------------------------------------------
Fibers                                      Filters and Fabrics

Coatings, inks, and resins                  Coatings, inks and paints

Fine chemicals                              Photographic and custom chemicals
                                            Pharmaceutical and agricultural intermediates

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

Specialty plastics                          Medical, electronics, recreation, consumer durables
                                            Plastic packaging

Fibers

The Company is one of the world's largest suppliers of cellulose acetate tow, a product developed by the Company in the 1950's that is used by our customers primarily in the manufacture of cigarette filters. With approximately 400 million pounds of annual capacity at its plants in Kingsport, Tennessee, and Workington, England, the Company accounts for approximately 30% of the annual worldwide production of acetate tow, and sells to all major cigarette producers throughout the world. The two primary raw materials used in the manufacture of acetate tow are cellulose (from wood pulp) and acetic anhydride. The Company has developed the world's only commercial coal gasification facility to produce the latter. This facility reduces the Company's dependency on petrochemicals otherwise required for the manufacture of acetate tow.

Competition for sales of acetate tow is based on price, product quality, and reliability of supply. The Company believes that it enjoys a low-cost position for raw materials as a result of its coal gasification technology, efficient integrated manufacturing processes, and overall size.

Growth in the acetate tow market is directly related to the level of filtered cigarette consumption, which continues to increase worldwide despite declining levels of cigarette consumption in North America. Historically, worldwide industry sales volume growth has averaged between 2% - 3% per year. In 1995 and 1996 worldwide growth in the market for acetate tow, led primarily by sales to China, resulted in higher levels of capacity utilization for both the Company and the industry. During 1997, industry capacity utilization declined somewhat due to new domestic production facilities beginning operation in China, resulting in lower sales of and lower operating earnings for acetate tow. The Company expects very modest growth in worldwide demand for acetate tow over the long term.

Acetate yarn is produced by the Company for the textile industry. Product price, quality, and service are the primary factors influencing customer-purchasing decisions. This product line utilizes the Company's basic cellulose technology core competence along with its large cellulose acetate manufacturing position to compete effectively. The market for acetate yarn has experienced essentially no growth during recent years, and, in fact, declined somewhat during 1997. The Company has focused its efforts on improving its operating efficiencies to maintain its product quality and cost position.

Fibers products accounted for approximately 28% of 1997 Specialty and Performance segment sales.

Coatings, inks, and resins

The Company supplies a wide variety of raw materials and intermediate products to the coatings, inks, and resins markets, including solvents, alcohols, glycols, and resins. All of the Company's coatings, inks, and resins products are currently produced in the United States with a majority of 1997 sales being in the United States and the remainder worldwide. Most of the products in this area are olefin or cellulose derivatives and utilize the Company's proprietary oxo chemistry technology or chemicals-from-coal technology. Products include mixed cellulose esters, of which the Company is the world's only manufacturer. Competitive suppliers of products into the coatings, inks, and resins markets compete based on price, breadth of product line, reliability of supply, and customer service. The Company believes it has a competitive advantage due to the efficiency of its proprietary oxo chemistry technology and chemicals-from-coal technology, the breadth of its product line, and its system of distribution. Products sold in these markets accounted for approximately 26% of 1997 Specialty and Performance segment sales.

Specialty plastics

Specialty plastics are produced by the Company for value-added end uses, such as toothbrushes, eyeglass frames, medical devices, electrical connectors, tools, appliance housings, food and medical packaging, heavy-gauge sheeting, and fabricated boxes. The plastics supplied for these end uses include polyethylene, polyester/copolyesters, cellulosics, and alloys of two or more plastics combined to provide specific performance characteristics. The Company's strategy for these products is to identify and serve selected niche markets that offer the potential for attractive returns. Suppliers of specialty plastics products compete based on price, product performance, reliability of supply, product differentiation, and customer service. The Company believes it has a competitive advantage due to its product performance, its systems of marketing and distribution, and efficiency of its specialized copolyester chemistry and cellulose technology. Specialty plastics accounted for approximately 19% of 1997 Specialty and Performance segment sales.

Fine chemicals

Fine chemicals produced by Eastman are used in the manufacture of a wide variety of products such as photographic products, home care products, and custom chemicals. The Company is a leading producer of custom chemicals used in the manufacture of pharmaceuticals and agricultural chemicals, and of other products synthesized to customer specifications. Technical competence and efficiency are major competitive elements in the fine chemicals industry. The Company believes it has a competitive advantage because of its competency in complex multi-step organic chemistry and the breadth of services offered in custom manufacturing (i.e., regulatory compliance and process design and optimization). During 1997, fine chemicals accounted for approximately 15% of Specialty and Performance segment sales.

Performance chemicals

Eastman produces a variety of additives for fibers and plastics, raw materials for adhesives and sealants, food and beverage ingredients, and other performance products. Fiber and plastic additives are used to impart specialized processing and performance characteristics to polymers used in the production of a range of fibers and plastics products. The Company produces raw materials for adhesives that are used in hot-melt and pressure-sensitive applications. Eastman is a manufacturer of natural and synthetic food-grade antioxidants that are used to enhance the stability and extend the shelf life of many products containing oils and fats. Eastman is the only U.S. producer of sorbates that are used as food and cosmetic preservatives because of their antimicrobial action. The Company also manufactures many other performance products for use in nutrition, cosmetic, textile and construction applications.

The Company believes it has a competitive advantage in many of the markets in which these performance products are sold. Many proprietary products with highly recognized trade names deliver to customers high quality and unique performance attributes. Competitors and competitive conditions vary depending on the market segment. During 1997, performance chemicals accounted for approximately 12% of Specialty and Performance segment sales.

CORE PLASTICS SEGMENT

The key product groupings and the primary markets in the Core Plastics segment are summarized as follows:

          Product Groupings                Primary Markets
--------------------------------- -------------------------------------------

Container plastics                Soft drink, food and water containers

Flexible plastics                 Packaging
                                  Photographic
                                  Fibers

Container plastics

The Company is the world's leading supplier of polyester plastics, including EASTAPAK polymers (PET), for packaging applications, with the majority of its sales concentrated in North America, Europe, and Latin America. The market for polyester plastics has experienced significant growth in recent years due to the substitution of these plastics for other packaging materials used in soft drink, food, and water containers. Industry estimates indicate that PET consumption grew worldwide from 2.3 billion pounds per year in 1989 to approximately 8.9 billion pounds per year in 1997. Capital expansion projects currently underway in the Netherlands and Argentina will add approximately 600 million pounds of additional PET capacity by the end of 1998. Overcapacity worldwide continues to pressure PET selling prices.

Competition for the large volume PET market is based largely on price and service. Management believes that the Company's large-scale operations, vertical integration, and manufacturing expertise provide it with a competitive advantage by allowing the Company to position itself as a price-competitive, consistently reliable source of supply across a broad product line. In addition, the Company has developed proprietary polyester polymers that enable it to respond to specific customer design and performance requirements, and is a leader in the manufacture of recycled-content PET. Container plastics products accounted for approximately 62% of 1997 Core Plastics segment sales.

Flexible plastics

The Company manufactures a variety of plastics including polyethylene, cellulose esters, and polyesters for applications such as film, extrusion coating, fibers, tape, industrial strapping, and injection molding. The polyethylene product line includes low density, linear low density, and medium/high density polymers. The markets for these polyethylene products are characterized generally as large volume with a large number of customers and suppliers. The Company competes based on its integrated manufacturing capabilities and, in some of these market areas, on the basis of unique product characteristics. Several of the Company's competitors are larger, with some having a higher degree of vertical integration. As a result of the Company's position in the overall polyethylene market, the strategy is to focus on selected markets based on the Company's ability to produce high quality performance polymers. In addition to polyethylenes, the Company's strong core competency in cellulose esters and polyesters allows it to offer a wide range of differentiated high performance polymers in selected fiber and film markets. Flexible plastics accounted for approximately 38% of 1997 Core Plastics segment sales.

CHEMICAL INTERMEDIATES SEGMENT

The key product grouping and the primary markets in the Chemical Intermediates segment are summarized as follows:


          Product Groupings                 Primary Markets
---------------------------------- -------------------------------------------

Industrial intermediates           Industrial additives
                                   Agricultural chemicals
                                   Pharmaceuticals
                                   Vinyl compounding
                                   Wood and metal coatings
                                   Artificial sweeteners

Industrial Intermediates

Industrial intermediate chemicals are produced based on the Company's oxo chemistry technology and chemicals-from-coal technology. These products include basic acetyl, oxo chemicals, and plasticizers, and are marketed to customers producing esters, polymers, industrial additives, agricultural chemicals, industrial intermediates, monomers and polymers, medical delivery equipment, and pharmaceuticals. In 1997 approximately 76% of these products were sold in the United States with the remainder sold internationally. Volume growth rates of these chemicals tend to follow the growth in the world economy.

Competition in the market for industrial intermediate chemicals is based on price, customer relationships, and reliability of supply. The Company's large-scale integrated manufacturing provides the Company with a low-cost position in several of these products. In addition, the Company is able to provide its customers with a reliable source of supply through an extensive distribution network.

RAW MATERIALS

The Company purchases substantially all of its key raw materials under long-term contracts, generally of three to five years initial duration with renewal provisions. Most of those agreements do not require the Company to buy materials if its operations are shut down or if the Company's demand is otherwise reduced. Key raw materials purchased include cellulose, ethylene glycol, paraxylene, purified terephthalic acid ("PTA"), coal, ethane, and propane. The Company has multiple suppliers for most key raw materials and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessment and benchmarking, as part of the total supplier selection process.

CAPITAL EXPENDITURES

Total capital expenditures were $749 million in 1997, $789 million in 1996, and $446 million in 1995. Eastman anticipates that total capital expenditures in 1998 will be between $550 and $600 million. Efficiency of capital utilization is a key initiative of the Company. The Company uses alliances and joint ventures, where appropriate, to provide additional capital expansion.

During 1997, 1996, and 1995, the Company made capital expenditures of $70 million, $51 million, and $39 million, respectively, related to environmental improvements. The Company estimates that such capital expenditures will be approximately $49 million and $86 million for 1998 and 1999, respectively. Future expenditures will be dependent in part upon implementation of government environmental regulations.

DISPOSITIONS

As previously reported, in February 1995 Eastman sold its Kingsport, Tennessee compounded polypropylene product line. In addition, the Company ceased production of natural source vitamin E in 1995 and of pigmented inks in 1996, and sold the food-grade distilled monoglycerides, powder coatings, and adhesives businesses in 1996 and its polyols business in 1997. The effect of these divestitures and product discontinuances on financial position and results of operations has not been, and is not expected to be, material.

EMPLOYEE RELATIONS

The Company employs approximately 16,100 men and women worldwide. None of the employees in the United States and approximately 2% of the total worldwide labor force are represented by labor unions. The Company believes that its employee relations are excellent.

CUSTOMER RELATIONS

Eastman has an extensive customer base and, while it is not dependent on any one customer or group of customers, loss of certain top customers could adversely affect the Company until such business is replaced. The Company has approximately 5,300 customers worldwide and the top 100 customers account for approximately 60% of the Company's business. Eastman's largest customer is Kodak, which accounted for approximately 5% of total sales in 1997.

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

         Key Market                                          Major Competitors
------------------------------------------- --------------------------------------------------------------
Fibers                                      Courtaulds, Daicel, Celanese, Mitsubishi, Novaceta,
                                            Rhone-Poulenc, Teijin

Coatings, inks, and resins                  BASF, Exxon, Celanese, S. C. Johnson, Lonza,
                                            Oxychem, Shell, Union Carbide

Fine chemicals                              DSM, LaPorte, Lonza

Performance chemicals                       AlliedSignal, ARCO, Clariant, Daicel, Dow, Exxon, Hercules,
                                            Nutrinova, Rexene, Rhone-Poulenc, UOP

Specialty plastics                          BASF, Bayer, Dow, DuPont, GE, Hoechst A.G., Phillips, Akzo Nobel,
                                            AtoHaas, ICI, Geon, Shell

Container plastics                          Hoechst Celanese, DuPont, Shell, Wellman, Nan Ya

Flexible plastics                           Chevron, Dow, Exxon, Hoechst Celanese, Mobil, Quantum, Shell,
                                            Union Carbide

Industrial intermediates                    BASF, BP, Dow, Exxon, Celanese Ltd., Rhone-Poulenc, Union Carbide


RESEARCH AND DEVELOPMENT

The Company directs its research and development programs toward four objectives: 1) continually improving product quality by improvement in manufacturing technology and processes; 2) lowering manufacturing costs through process improvement; 3) conducting exploratory research to develop new product lines and markets; and 4) developing new products and processes that are compatible with the Company's commitment to RESPONSIBLE CARE (see
"Environmental" section on next page).

Major achievements in research and development during the last several years include the chemicals-from-coal technology, enhancements of the oxo chemistry technology, and polyester application development and manufacturing technology. The Company has developed wastewater treatment technology and technology to improve PET recycling. Eastman has developed technology that provides a faster, lower-cost route to production of EpB oxirane, a building block chemical used in many other chemicals. In addition, the Company has commercialized a group of new, higher-value polyolefins with increased tear strength and impact performance--MXSTEN and TENITE HIFOR.

The Company's research and development expenditures during the past five years have averaged approximately 4% of sales annually with 1997, 1996, and 1995 expenditures totaling $191 million, $184 million, and $176 million, respectively. Expenditures for 1998 are anticipated to be within the 1996-1997 range.

PATENTS AND TRADEMARKS

The Company owns or licenses a large number of U.S. and non-U.S. patents that relate to a wide variety of products and processes. Company patents expire at various times during the next several years. The Company also owns or licenses trademarks in the U.S. and in foreign countries on major product segments. While these patents, licenses, and trademarks are considered important, the Company does not consider its business as a whole to be materially dependent upon any one particular patent, patent license, or trademark.

SEASONALITY

Seasonality is not a significant factor for the Company, although the Specialty and Performance segment experiences some seasonal effects during the winter months because of reduced demand for paint products, and the Core Plastics segment experiences reduced demand for soft-drink containers during the first and third quarters.

MARKETING AND DISTRIBUTION

The Company markets products through a worldwide sales organization with 36 sales offices outside the United States in 32 countries. A majority of sales are direct; however, some sales are made through indirect selling channels. Products are shipped to customers directly from the Company's plants as well as from distribution centers, with the method of shipment generally determined by the customer.

ENVIRONMENTAL

The Company is actively engaged in the ongoing development and enhancement of products that are environmentally responsible, such as waterborne products and recyclable plastics. In addition, the Company is an active participant in RESPONSIBLE CARE, a chemical industry initiative that focuses on improving performance in areas including community awareness and emergency response, pollution prevention, process safety, distribution, employee health and safety, and product stewardship.

Health, safety, and environmental considerations are a priority in the Company's planning for all existing and new products and processes. The Health, Safety & Environmental and Public Policy Committee of Eastman's Board of Directors reviews the Company's policies and practices concerning health, safety, and the environment, and its processes for complying with related laws and regulations, and monitors significant related matters. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company has made and intends to continue to make expenditures for environmental protection and improvement in a timely manner consistent with the foregoing policies and with the technology available. In some cases, applicable environmental regulations, such as those adopted under the federal Clean Air Act and the Resource Conservation and Recovery Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company.

The Company's commitment to environmental stewardship has earned favorable recognition. In late 1997, Eastman was recognized by the Chemical Manufacturers Association for its 1996 energy efficiency efforts. In 1996, Tennessee Eastman Division's wastewater treatment facility received the Operational Excellence Award from the Kentucky-Tennessee Water Environment Association and the national George F. Burke, Jr. Award from the Water Environment Association for operation safety. During 1995 Eastman received environmental awards from the Chemical Manufacturers Association, the Kentucky-Tennessee Water Environment Association, the League of Women Voters of the Texas Education Fund, and the Tennessee Association of Business.

Certain of the Company's manufacturing sites generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs relating to environmental remediation and closure/postclosure pursuant to the federal Resource Conservation and Recovery Act. Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, the Company does not believe its liability for these environmental matters, individually or in the aggregate, will be material to Eastman's consolidated financial position, results of operations, or competitive position. The Company's policy is to record such liabilities when loss amounts are probable and can be reasonably estimated.

The Company's environmental protection and improvement cash expenditures were approximately $220 million, $175 million, and $150 million in 1997, 1996, and 1995, respectively, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

BACKLOG

During 1997, the Company's backlog of firm orders averaged between $200 million and $400 million, representing two to four weeks' sales. The Company adjusts its inventory policy to control the backlog of products dependent on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to reduce backlog. Backlog is also affected by utilization of a given product manufacturing capacity.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

Earnest W. Deavenport, Jr., age 59, is Chairman of the Board and Chief Executive Officer of the Company. He joined the Company in 1960. Mr. Deavenport was named President of the Company in 1989 and also served as Group Vice President of Kodak from 1989 through 1993.

R. Wiley Bourne, Jr., age 60, is Vice Chairman of the Board and Executive Vice President of the Company, responsible for all business organizations. He joined the Company in 1959, was named Executive Vice President in 1989, and also served as a Vice President of Kodak from 1986 through 1993.

Dr. James L. Chitwood, age 54, is Senior Vice President of the Company, responsible for operations outside North America. Dr. Chitwood joined the Company in 1968, was named Senior Vice President of the Company in 1989, and Group Vice President, Specialty Business Group in 1991. Dr. Chitwood was appointed Senior Vice President with responsibility for Company business organizations in October 1994 and assumed his current responsibilities in 1996. He also served as a Vice President of Kodak from 1984 through 1993.

Harold L. Henderson, age 62, joined the Company in 1997 as Senior Vice President and General Counsel. Mr. Henderson served previously as chief legal officer of The Firestone Tire & Rubber Company from 1980 to 1985 and of RJR Nabisco, Inc. from 1985 to 1989. He was a consultant, commercial real estate developer, and private investor from 1989 through 1996.

Tom O. Nethery, age 59, is Senior Vice President of the Company, responsible for functional organizations. Mr. Nethery joined the Company in 1960 and was named Senior Vice President, Manufacturing of the Company in 1989. He was named Group Vice President, Industrial Business Group in 1991 and was appointed to his current position in October 1994. Mr. Nethery also served as a Vice President of Kodak from 1989 through 1993.

H. Virgil Stephens, age 60, is Senior Vice President and Chief Financial Officer of the Company. Mr. Stephens joined the Company in 1979. In 1988, Mr. Stephens was named Vice President, Financial and Information Services, became Vice President and Chief Financial Officer in 1993, and was appointed to his current position in 1996. Mr. Stephens has announced his retirement effective April 1, 1998.

Darryl K. Williams, age 55, is Senior Vice President, Technology and Quality, of the Company. Mr. Williams joined the Company in 1965. He was appointed president of Eastman Chemical Japan Ltd. in 1992, was named Vice President, Asia Pacific Regional Support Services in 1993, was appointed Vice President, Asia Pacific Sales in 1994, and was named Senior Vice President, Technology in 1996. He assumed his current position in 1998.

Betty W. DeVinney, age 53, is Vice President, Communications and Public Affairs. Mrs. DeVinney joined the Company in 1973. In 1991, she became Manager, Employment, was named Manager, Community Relations in 1995 and was appointed Manager, Corporate Relations in 1997. She assumed her current position in 1998.

Patrick R. Kinsey, age 52, is Vice President and Comptroller of the Company. Mr. Kinsey joined the Company in 1967, was named Director, Internal Auditing in 1993 and became Director, Corporate Financial Reporting in 1996. He assumed his current position in 1998.

B. Fielding Rolston, age 56, is Vice President, Human Resources and Health, Safety, Environment, and Security of the Company. Mr. Rolston joined the Company in 1964 and was appointed Vice President, Customer Service and Materials Management of the Company in 1987. He assumed his current position in 1998.

Allan R. Rothwell, age 50, assumed his current position as Vice President, Corporate Development and Strategy in 1997. In addition to his current responsibilities, Mr. Rothwell will assume the position of Senior Vice President and Chief Financial Officer on April 1, 1998, upon the retirement of Mr. Stephens. Mr. Rothwell joined the Company in 1969 and was appointed Business Director, Industrial Intermediates in 1993. In 1994, he became Vice President and General Manager, Container Plastics.

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

The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.

     Location                                Unit                                Key Products
----------------------------   ----------------------------------------      ----------------------------------------
Batesville, AR                 Arkansas Eastman                              Fine Chemicals
Columbia, SC                   Carolina Eastman                              Polyester Polymers
Cosoleacaque, Mexico           Eastman Chemical Industrial de Mexico         Polyester Polymers
Hartlepool, England            Eastman Chemical Ectona, Ltd.                 Polyester Polymers
Hong Kong                      Eastman Chemical Hong Kong, Ltd.              Fine Chemicals
Kingsport, TN                  Tennessee Eastman                             Acetate Tow
                                                                             Coatings and Paint Raw Materials
                                                                             Polyester Polymers
                                                                             Fine Chemicals
Kuantan, Malaysia*             Eastman Chemical Malaysia SDN BHD             Copolyester Plastics
Llangefni, Wales               Eastman Chemical (UK) Limited                 Fine Chemicals
Longview, TX                   Texas Eastman                                 Oxo Chemicals
                                                                             Plastics
Rochester, NY                  Distillation Products Division                Monoglycerides and Antioxidants
Roebuck, SC                    ABCO Industries, Inc.                         Waterborne Polymers
                                                                             Textile Chemicals
Rotterdam, Netherlands*        Eastman Chemical Netherlands B.V.             Polyester Polymers
San Roque, Spain               Eastman Chemical Espana, S.A.                 Polyester Polymers
Singapore*                     Eastman Chemical Singapore Pte. Ltd.          Oxo Chemicals
Toronto, Ontario, Canada       Eastman Chemical Canada, Inc.                 Polyester Polymers
Workington, England            Eastman Chemical Ectona, Ltd.                 Acetate Tow
                                                                             Polyester Polymers
Zarate, Argentina*             Eastman Chemical Argentina S.A.               Polyester Polymers

*Under construction


The Company has a 50% interest in Primester, a joint venture which manufactures cellulose ester at its Kingsport, Tennessee plant. The production of cellulose ester is an intermediate step in the manufacture of acetate tow and other cellulose-based products.

The Company also has a 50% interest in Genencor International, a joint venture which develops, manufactures and markets industrial enzymes and other fine and specialty chemicals at numerous international locations.

The Company has distribution facilities at all of its plant sites. In addition, the Company conducts manufacturing operations at three other sites and operates 81 stand-alone distribution facilities in 18 countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Coral Gables, Florida; The Hague, Netherlands; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; Osaka, Japan; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, Netherlands; Coral Gables, Florida; and Singapore.

ITEM 3.    LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

In May 1997 the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. Based upon subsequent communications with the TDEC and the U.S. Environmental Protection Agency, the Company believes that these agencies may be contemplating enforcement proceedings which, if commenced, could result in monetary sanctions in excess of the $100,000 threshold of Regulation S-K, Item 103, Instruction 5.C. under the Securities Exchange Act of 1934 for reporting such contemplated proceedings in this Report.

The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the TDEC allegations described in the preceding paragraph, will have a material adverse effect on the Company's financial position, or results of operations.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareowners during the fourth quarter of 1997.


--------------------------------------
RESPONSIBLE CARE is a registered service mark of the chemical industry. EASTAPAK, TENITE, EASTACOAT, MXSTEN, SPECTAR, and TENITE HIFOR are trademarks of Eastman Chemical Company.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREOWNER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN." The following table presents the high and low sales prices of the Common Stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 1996 and 1997.

                                                                   CASH DIVIDENDS
                                   HIGH              LOW              DECLARED
1996

1st Quarter                       76 1/4           60 1/8              $   .42
2nd Quarter                       69 1/4           59 3/4                  .42
3rd Quarter                       62 3/8           50 3/4                  .44
4th Quarter                       58 1/2           52                      .44

1997

1st Quarter                       57               53 1/2              $   .44
2nd Quarter                       64 1/2           50 3/4                  .44
3rd Quarter                       64               57 3/8                  .44
4th Quarter                       65 3/8           56 1/4                  .44

----------

As of January 31, 1998 there were 78,445,546 shares of the Company's Common Stock issued and outstanding, which shares were held by approximately 86,700 shareowners of record. These shares include 184,557 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 1998, and currently anticipates continuing to pay quarterly cash dividends. Quarterly dividends on Common Stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time.

The Company did not sell any equity securities during the fourth quarter of 1997 in transactions not registered under the Securities Act of 1933. For information concerning issuance of shares, a warrant to purchase shares, a warrant to purchase shares, and option grants in 1997 under compensation and benefit plans and to the Company's charitable foundation, see Part II--Item
8--Financial Statements and Supplementary Data -- Notes 7 and 8 to
Consolidated Financial Statements.

ITEM 6.      SELECTED FINANCIAL DATA

(DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)            1997(1)   1996      1995     1994       1993(2)
SUMMARY OF OPERATING DATA

Sales                                                   $  4,678  $  4,782  $  5,040  $  4,329  $  3,903
Operating earnings                                           506       663       964       636       451
Earnings from continuing operations
  before income taxes and cumulative
  effect of changes in accounting principle                  446       607       899       550       439
Earnings from continuing operations                          286       380       559       336       267
Discontinued operations, net of taxes                          -         -         -         -       (20)
Cumulative effect of changes
  in accounting principle, net of taxes                        -         -         -         -      (456)
Net earnings (loss)                                          286       380       559       336      (209)
Basic earnings per share(3)                                 3.66      4.84      6.84      4.06      2.47
Diluted earnings per share(3)                               3.63      4.79      6.78      4.04      2.46

STATEMENT OF FINANCIAL POSITION DATA


Current assets                                          $  1,490  $  1,345  $  1,487  $  1,248  $  1,057
Properties at cost                                         8,104     7,530     6,791     6,389     6,390
Accumulated depreciation                                   4,223     4,010     3,742     3,483     3,331
Total assets                                               5,778     5,266     4,872     4,395     4,341
Current liabilities                                          954       787       873       793       462
Long-term borrowings                                       1,714     1,523     1,217     1,195     1,801
Total liabilities                                          4,025     3,627     3,344     3,100     3,280
Total shareowners' equity                                  1,753     1,639     1,528     1,295     1,061
Dividends declared per common share                         1.76      1.72      1.64      1.60         -

------------

(1) Operating data for 1997 includes the effect of a $62 million ($40 million after tax) charge for partial settlement/curtailment of pension and other postemployment benefit liabilities. See Note 14 to Consolidated Financial Statements.

(2) The summary of operating data for 1993 presents the historical combined results of the Company as the wholly owned worldwide chemical business of Kodak before the spin-off at midnight December 31, 1993 as if it had operated as an independent stand-alone entity. Earnings per share for 1993 are presented on a pro forma basis and are based on pro forma earnings from continuing operations of $204 million. Historical earnings per share data for 1993 is not presented because the Company was not a publicly held company before the spin-off and such data is not meaningful because of the significant change in capitalization as a result of the spin-off.

(3) Earnings per share for prior years have been restated to conform to requirements of the new accounting standard effective for periods ending after December 15, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are basic earnings per share unless otherwise noted.

MAJOR FACTORS AFFECTING EARNINGS
1997 COMPARED WITH 1996

     Lower selling prices for the Company's core plastics
     Overall increased sales volumes
     Lower purchased raw materials costs
     Lower variable-incentive compensation
     Charge resulting from partial settlement/curtailment of pension and other postemployment benefit liabilities

RESULTS OF OPERATIONS

EARNINGS

(Dollars in millions, except per share amounts)          1997       1996      CHANGE        1995
Operating earnings                                     $   506    $   663        (24)%    $   964
Net earnings                                               286        380        (25)         559
Earnings per share (1)
    --Basic                                               3.66       4.84        (24)        6.84
    --Diluted                                             3.63       4.79        (24)        6.78

(1) Earnings per share for prior years have been restated to conform to requirements of the new accounting standard effective for periods ending after December 15, 1997.

CHANGES IN EARNINGS PER SHARE                            1997       1996      CHANGE
Earnings per share                                     $3.66      $4.84      $ (1.18)
                                                                             =======
Operations
  Selling price                                                              $ (2.18)
  Volume and mix                                                                 .20
  Raw materials, energy, and supplies                                           1.14
  Variable-incentive pay                                                         .37
Early retirement charge (1)                                                     (.51)
Other                                                                           (.27)
                                                                             -------
    Change from operations                                                     (1.25)
Other
  Interest expense, net                                                         (.16)
  Other income/charges                                                           .12
  Effective tax rate change                                                      .09
  Fewer shares outstanding                                                       .02
                                                                             -------
     Total change                                                             $(1.18)
                                                                              ======

(1) Charge resulting from partial settlement/curtailment of pension and other postemployment benefit liabilities. See Note 14 to Consolidated Financial Statements.

1997 COMPARED WITH 1996

The Company's 1997 net earnings reflect returns of 17% on equity and 10% on capital. Sales volumes improved 6% overall due to good demand and new capacity. However, earnings reflect the significant negative impact of lower EASTAPAK polymers prices which resulted from excess industry capacity, and substantially lower acetate tow volume caused by excess industry capacity and customer inventory reductions, mainly in China. Lower costs were experienced for major raw materials including paraxylene, purified terephthalic acid ("PTA"), and propane feedstock. Productivity gains realized from the Company's Advantaged Cost 2000 program and a gain from damages awarded for patent infringement positively impacted net earnings. Operating earnings for 1997 reflect a $62 million ($40 million after tax) charge for partial settlement/curtailment of pension and other postemployment benefit liabilities arising from the retirement of approximately 1,700 employees. The large number of retirements was not the result of special payments or incentives. Preproduction costs related to start-up of new manufacturing facilities had a moderately negative effect on earnings. The Company's financial results were not materially affected by the Asian financial crisis in 1997.

SUMMARY BY INDUSTRY SEGMENT

SPECIALTY AND PERFORMANCE SEGMENT

(Dollars in millions)                                    1997       1996      CHANGE        1995
Sales                                                  $ 2,607    $ 2,657        (2)%     $ 2,647
Operating earnings                                         416(1)     519       (20)          433

(1) Specialty and Performance segment operating earnings for 1997 reflect an allocation of $34 million of the $62 million charge for partial settlement/curtailment of pension and other postemployment benefit liabilities. See Note 14 to Consolidated Financial Statements.

1997 COMPARED WITH 1996

The effect of strong volume improvement for specialty plastics and moderately higher volume for fine chemicals, coatings, inks, and resins products was offset by overall lower selling prices, a shift in the mix of products sold, and declines in unit volumes for performance chemicals and fibers. Improved volumes for plastic esters were driven by good demand for auto coatings, particularly in developing international regions. Increased sales volumes for specialty plastics, including TENITE cellulosics and SPECTAR copolymer, reflected new customer applications and regional growth. Performance chemicals results reflected lower unit volumes due to divestiture of several product lines in 1996. Demand for acetate tow declined due to new industry capacity and customer reductions in inventories, mainly in China. The primary factors affecting operating earnings were significantly lower volumes for acetate tow, overall lower selling prices, unfavorable foreign currency effects, and the effect of the early retirement charge, partially offset by lower raw materials costs, lower variable-incentive pay, and productivity gains.


CORE PLASTICS SEGMENT

(Dollars in millions)                                    1997           1996              CHANGE        1995
Sales                                                  $ 1,338          $ 1,409              (5)%      $1,685
Operating earnings (loss)                                  (56) (1)          (1)              -           347

(1) Core Plastics segment operating loss for 1997 reflects an allocation of $18 million of the $62 million charge for partial settlement/curtailment of pension and other postemployment benefit liabilities. See Note 14 to Consolidated Financial Statements.

1997 COMPARED WITH 1996

The decline in container plastics selling prices, which began in 1996 as a result of industry overcapacity, moderated somewhat by the end of 1997 as prices showed some recovery and stabilization. Volumes for container plastics showed significant improvement, primarily as a result of new capacities in Spain and Mexico and continued strong demand. Lower volumes for flexible plastics reflected limited availability of ethylene supply prior to the midyear completion of a new ethylene pipeline. Improved selling prices for flexible plastics resulted from strong market demand. Operating earnings declined primarily due to substantially lower selling prices for EASTAPAK polymers, start-up costs for new manufacturing sites, unfavorable currency effects, and the effect of the early retirement charge, partially offset by improved selling prices for flexible plastics, an increase in overall unit volumes, lower raw materials costs, lower variable-incentive pay, and productivity improvements.


CHEMICAL INTERMEDIATES SEGMENT

(Dollars in millions)                                    1997             1996      CHANGE        1995
Sales                                                  $   733          $   716       2%        $   708
Operating earnings                                         146(1)           145       1             184


(1) Chemical Intermediates segment operating earnings for 1997 reflect an allocation of $10 million of the $62 million charge for partial settlement/curtailment of pension and other postemployment benefit liabilities. See Note 14 to Consolidated Financial Statements.


1997 COMPARED WITH 1996

Sales in the Chemical Intermediates segment were slightly higher than 1996, with increased sales volume partially offset by overall lower selling prices and unfavorable currency exchange rates. Operating earnings reflect lower raw materials costs and lower variable-incentive pay, offset partially by overall lower selling prices, unfavorable currency exchange rates, and the effect of the early retirement charge.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-K).

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

(Dollars in millions)                                    1997       1996      CHANGE        1995
United States and Canada                               $ 3,051    $ 3,183         (4)%    $ 3,390
Europe, Middle East, and Africa                            780        745          5          825
Asia Pacific                                               506        548         (8)         557
Latin America                                              341        306         11          268
                                                       -------    -------                 -------

Total                                                  $ 4,678     $4,782                 $ 5,040
                                                       =======     ======                 =======

1997 COMPARED WITH 1996

Sales in the United States for 1997 were $2.875 billion, down 4% from 1996 sales of $2.990 billion. Decreased sales were attributable to lower selling prices, primarily for EASTAPAK polymers.

Sales outside the United States in 1997 were relatively unchanged from 1996 and were 39% of total sales compared to 37% of total sales in 1996. Higher sales volume driven by new capacities in Mexico and Spain was mostly offset by unfavorable currency effects and overall lower selling prices. Decreased sales in Asia Pacific reflect a decline in sales of acetate tow.

With a substantial portion of 1997 sales to customers outside the United States and approximately 10% of its products manufactured outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. Foreign currency hedging transactions mitigated the impact of foreign currency transaction and remeasurement losses. However, the change in exchange rates when compared to 1996 negatively impacted net earnings by approximately $35 million. See Note 10 to Consolidated Financial Statements and Market Risk discussion.


SUMMARY OF CONSOLIDATED RESULTS

(Dollars in millions)                                    1997       1996      CHANGE        1995
SALES                                                  $4,678      $4,782      (2)%        $5,040

Sales volume in 1997 improved 6% overall, but generally lower selling prices, a shift in mix of products sold, and unfavorable currency effects resulted in sales declining 2%.

(Dollars in millions)                                    1997       1996      CHANGE        1995
GROSS PROFIT                                             $1,096      $1,179   (7)%         $1,504
   As a percentage of sales                                23.4%       24.7%                 29.8%


Gross profit decline was principally attributable to lower selling prices, partially offset by overall lower purchased raw materials costs, lower variable-incentive compensation, and productivity gains.

(Dollars in millions)                                    1997       1996      CHANGE        1995
SELLING AND GENERAL ADMINISTRATIVE EXPENSES              $   337     $  332       2%        $   364
   As a percentage of sales                                  7.2%       6.9%                    7.2%

Selling and general administrative expenses were up slightly in 1997 due to a variety of general business activities relating to new business formations and globalization strategies, increased advertising and outside professional services, and higher compensation costs, partially offset by a reduction in labor hours and lower variable-incentive costs.

(Dollars in millions)                                    1997       1996      CHANGE        1995
RESEARCH AND DEVELOPMENT COSTS                           $   191    $   184       4%        $   176
   As a percentage of sales                                  4.1%       3.8%                    3.5%

Increased research and development costs resulted from increased level of activity, partially offset by lower variable-incentive costs.

(Dollars in millions)                                    1997       1996      CHANGE        1995
INTEREST COSTS                                         $   128    $    95                 $    88
LESS CAPITALIZED INTEREST                                   41         28                       9
                                                       -------    -------                 -------
NET INTEREST EXPENSE                                   $    87    $    67         30%     $    79
                                                       =======    =======                 =======

Interest costs increased due to an increase in borrowings and higher overall effective interest rates. The increase in capitalized interest was directly related to the major capital investment program which peaked in 1997.

(Dollars in millions)                                    1997       1996      CHANGE        1995
OTHER INCOME, NET                                        $ 27       $ 11       >100%         $ 14

In 1997 the Company recognized increased income from Genencor International, a joint venture that develops, manufactures, and markets industrial enzymes and other fine and specialty chemicals. Also in 1997 the Company realized a gain from an award of damages for patent infringement. In 1996 the Company recognized a gain from the sale of the Company's food emulsifier business. All years include royalty and interest income, the effect of foreign currency transactions and translation, and income (loss) from joint ventures and equity investments.

(Dollars in millions)                                    1997       1996      CHANGE        1995
PROVISION FOR INCOME TAXES                               $  160     $  227     (30)%        $  340
   Effective tax rate                                      35.8%      37.4%                   37.8%

The reduction in effective tax rate for 1997 resulted primarily from increased tax benefits attributable to export sales and the recognition of tax benefits attributable to foreign operations.

1996 COMPARED WITH 1995

Eastman posted sales in 1996 of $4.782 billion, down 5% compared with 1995. Sales decreased 7% because of lower selling prices, offset 2% because of volume gains. The Company had net earnings of $380 million in 1996, compared with $559 million for 1995 -- a 32% decrease. The factors contributing to the earnings decline were lower selling prices for the Company's core plastics, EASTAPAK polymers and polyethylene, preproduction and start-up costs at new EASTAPAK polymers plants, and higher labor rates. Currency fluctuations had a minor negative effect on earnings in 1996. Positive impacts on overall earnings included higher overall sales volumes, lower variable-incentive compensation, and lower costs for paraxylene, certain other raw materials, and energy, partially offset by higher propane costs.

The Specialty and Performance segment reported sales of $2.657 billion for 1996, essentially level with 1995. The operating earnings for 1996 were $519 million, up 20% from 1995. This increase was primarily a result of lower operating costs reflecting overall lower raw materials costs, divestiture and discontinuance of certain businesses and product lines, favorable product mix changes, and lower variable-incentive compensation. Improved pricing, particularly for acetate tow and acetate yarn, also contributed to the increase in earnings. Sales of coatings, inks, and resins products increased because of higher volumes, partially offset by decreased prices. Fibers sales increased primarily because of price increases at the beginning of 1996 and slight volume gains. Fine chemicals products sales were down primarily because of lower volumes. Specialty plastics products sales were essentially level with 1995, with volume increases offset by price decreases. Sales of performance chemicals products decreased because of lower volumes, partially offset by higher prices, and as a result of the divestiture and discontinuance of certain businesses and product lines in late 1995 and early 1996.

The Core Plastics segment reported sales of $1.409 billion for 1996, down 16% from 1995. The sales decrease in the Core Plastics segment was attributed primarily to lower EASTAPAK polymers selling prices, partially offset by increased volumes. The segment operating loss of $1 million was attributed primarily to lower EASTAPAK polymers and polyethylene selling prices. Other factors contributing to the overall decrease in segment operating earnings were increased preproduction and start-up costs for new EASTAPAK polymers manufacturing facilities and increased propane costs, which impacted primarily polyethylene and to a lesser extent EASTAPAK polymers.

The Chemical Intermediates segment reported sales of $716 million for 1996, up 1% from 1995. The slight increase in sales was attributed primarily to higher volumes, partially offset by lower selling prices for certain industrial intermediates. Chemical Intermediates segment operating earnings for 1996 were $145 million, down 21% from 1995. Decreased operating earnings were attributed primarily to lower selling prices for certain industrial intermediates products, particularly n-butyraldehyde products and their derivatives, and higher propane feedstock costs.

Sales in the United States in 1996 were $2.990 billion, down 6% compared with 1995 sales of $3.168 billion. Decreased sales were attributed to lower selling prices, partially offset by modest volume gains. Sales to customers outside the United States in 1996 were down 4% compared with 1995 and were 37% of total sales, same as 1995. Decreased sales in Europe, Middle East, and Africa were primarily attributed to lower EASTAPAK polymers selling prices, partially offset by higher volumes. Increased sales in Latin America resulted primarily from higher EASTAPAK polymers volumes, partially offset by lower selling prices.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                             1997          1996         1995
Ratio of earnings to fixed charges                                3.7x         6.1x          9.7x
Current ratio (1)                                                 1.6x         1.7x          1.7x
Percent of long-term borrowings to total capital (1)               49%          48%           44%
Percent of floating-rate borrowings to total borrowings (1)        12%          21%            2%

-------------
(1)  At end of year.

CASH FLOW
(Dollars in millions)                                            1997         1996          1995
Net cash provided by (used in)
  Operating activities                                           $    698     $    746      $   838
  Investing activities                                               (745)        (809)        (524)
  Financing activities                                                 52          (13)        (304)
                                                                 --------     --------      -------
Net change in cash and cash equivalents                          $      5     $    (76)     $    10
                                                                 ========     ========      =======
Cash and cash equivalents at end of period                       $     29     $     24      $   100
                                                                 ========     ========      =======

Cash provided by operations has declined over the periods presented mainly due to lower net earnings reflecting business conditions previously discussed. Cash used in investing activities peaked in 1996 due to significant global expansion activities underway at that time. Cash related to financing activities reflects significant treasury stock purchases in 1995 and 1996, proceeds received in 1997 from a $300 million issuance of 7.60% debentures due February 1, 2027, and the payment of dividends in all years presented. For additional analysis, see also the Consolidated Statements of Cash Flows.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

Eastman anticipates total capital expenditures in 1998 will be between $550 million and $600 million and depreciation expense is expected to be approximately $350 million. Long-term commitments related to capital expenditures are not material. The Company had various purchase commitments at the end of 1997 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments total approximately $800 million. Eastman has other long-term commitments relating to joint venture agreements as described in Note 4 to Consolidated Financial Statements.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% in 1997, 1996, and 1995. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of December 31, 1997, the Company's commercial paper outstanding balance was $213 million, at interest rates ranging between 6.10% and 6.90%. At December 31, 1996, a total of $295 million of commercial paper was outstanding, at interest rates ranging between 5.50% and 6.15%. In 1997 Eastman issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay commercial paper borrowings outstanding at that time.

In 1995 the Company repurchased 3,308,200 shares of common stock at a cost of $200 million. In February 1996 the Company announced plans to repurchase up to $400 million of additional common stock. In 1996 the Company acquired 2,486,300 shares at a cost of $161 million under the announced repurchase program, and during the first quarter 1997 acquired an additional 140,801 shares at a cost of $8 million. There were no share repurchases during the remainder of the year. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

The partial settlement/curtailment of pension and other postemployment benefit liabilities which occurred in 1997 will result in funding which the Company plans to make in 1998.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS                                           1997       1996       1995
Cash dividends declared per share                $  1.76    $  1.72    $  1.64

ENVIRONMENTAL

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

Eastman's environmental protection and improvement cash expenditures were approximately $220 million in 1997, $175 million in 1996, and $150 million in 1995, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years inflation has not had a material adverse impact on Eastman's costs, primarily because of price competition among suppliers of raw materials. However, changes in raw materials prices, particularly petroleum derivatives, could have a significant impact on costs, which the Company may or may not be able to reflect fully in its pricing structure.

MARKET RISK

The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies and funding of foreign operations. To mitigate the Company's exposure to these market risks, Eastman has established policies, procedures, and internal processes governing its management of financial market risks and the use of financial instruments to manage its exposure to such risks.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include short-term commercial paper and long-term borrowings used to maintain liquidity and fund its business operations. The Company continues to utilize U.S. dollar-denominated commercial paper to fund seasonal working capital requirements. The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than 5 years and denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

The Company determines its market risk utilizing sensitivity analysis, which measures the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates and/or foreign currency exchange rates. The market risk associated with the fair value of interest-rate-sensitive instruments assuming an instantaneous parallel shift in interest rates of 10% is approximately $100 million and an additional $10 million for each one percentage point change in interest rates thereafter. This exposure is primarily related to long-term debt with fixed interest rates. The market risk associated with foreign currency-sensitive instruments utilizing a modified Black-Scholes option pricing model and a 10% adverse move in the U.S. dollar relative to each foreign currency hedged by the Company is approximately $70 million and an additional $6 million for a one percentage point change in foreign currency exchange rates. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with time-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results.

Assessment and remediation of the Company's business computer systems, manufacturing control systems, and other embedded-chip devices for compliance with the year 2000 is underway or in some cases completed. As a result of modifications or upgrades planned or already completed, the Company believes that the year 2000 issue will not pose significant problems for the Company's business, operations, or operating systems. The Company expects that any additional modifications or upgrades of software or hardware required for year 2000 compatibility will be accomplished using existing resources and will not have a material impact on the Company's financial position or results of operations in future periods.

The Company has identified and is contacting customers, suppliers, and other critical business partners to determine if entities with which the Company transacts business have an effective plan in place to address the year 2000 issue. Contingency plans will be developed as needed.

HOLSTON DEFENSE CORPORATION

Holston Defense Corporation, a wholly owned subsidiary of the Company, has managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee since 1942 under contract with the Department of Army. The current contract expires December 31, 1998. Holston Defense Corporation has been notified that it is not a participant in the bidding process for the contract period beginning after December 31, 1998. In the event that Holston Defense Corporation's management of the ammunition plant is terminated, payments to Holston Defense Corporation's employees, additional funding of pension and other postretirement benefits, and other termination costs could result. The Company expects that substantially all of these costs and payments would be ultimately reimbursed by the Department of Army, although delays in reimbursement may require the Company to advance funds to pay such costs. Any unreimbursable amounts charged to future earnings should not have a material adverse effect on the Company, although earnings in a particular quarter could be negatively impacted. See Note 17 to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997 the FASB issued two new Statements: SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 requires all items recognized as components of other comprehensive income to be reported in the financial statements. SFAS No. 131 requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company will provide additional reporting as required by the new standards beginning in 1998. The Company believes that no significant changes to current segment reporting will be required by the new standard.


OUTLOOK

In 1998 the Company expects higher sales compared to 1997, driven by good demand and strong volume growth for products in all three segments as a result of new applications and new production capacity. However, EASTAPAK polymers and ethylene and propylene derivatives such as oxo chemicals and polyethylene may face price and margin pressure as a result of additional industry capacity. Significant SPECTAR copolymer volume growth is expected due to strong demand and added production capacity in Malaysia. Volume growth is expected for the coatings line, driven by good demand for auto coatings and architectural coatings. Acetate tow volume is expected to stabilize as new industry capacity is absorbed and customer inventory reductions are completed, but price and margin pressure will result from the new capacities. Modest growth in sales revenue is expected for fine chemicals based on increased volumes of pharmaceutical and agrochemical intermediates and the impact of new Epoxybutene-based derivatives. Strong revenue growth is expected for performance chemicals due to new capacities for EASTOTAC resins and EASTOBRITE optical brighteners. Within the Core Plastics segment, demand for EASTAPAK polymers is expected to continue to grow as new applications are developed. Increased revenues and operating earnings are expected for container plastics products, driven by additional available capacity, reduced costs, and stable pricing. Recently introduced polyethylene performance polymers, MXSTEN and TENITE HIFOR, are expected to provide more profitable and less cyclical niche markets as they gain market acceptance. Within the Chemical Intermediates segment, a recently completed U.S. oxo plant expansion is expected to produce continued volume gains. The Company does not expect to have significant credit or business exposure relating to the Asian financial crisis.

The Company is prepared to take the necessary steps through its capital spending program and its Advantaged Cost 2000 initiative to maintain the financial flexibility necessary to realize its full potential to create value. The 1998 target for the Company's Advantaged Cost 2000 initiative is $100 million in labor and material productivity gains. In 1998 the Company expects a 20% reduction in capital spending, and depreciation expense is expected to be approximately $350 million.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; planned capacity increases and capital spending; the year 2000 issue; the Asian financial crisis; expected tax rates and depreciation; and supply and demand, unit volume, price, margin, and sales and earnings expectations and strategies for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: relatively stable economic business conditions in North America, improving business conditions in Europe, and continued growth in Latin America, supporting continued good overall demand for the Company's products; no significant impact on results of operations due to the Asian financial crisis; no significant decline in overall selling prices, except for fibers; continued demand growth worldwide for EASTAPAK polymers; continued capacity additions within the PET industry worldwide; capacity additions within the ethylene industry worldwide; realization of recent

EASTAPAK polymers price increases; stabilization of acetate tow demand and volume; relatively stable prices for and availability of key purchased raw materials; good market reception of new polyethylene products; availability of announced manufacturing capacity increases; and labor and material productivity gains sufficient to meet targeted cost structure reductions. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.





------------------------------------
EASTAPAK, SPECTAR, MXSTEN, TENITE and TENITE HIFOR are trademarks of Eastman Chemical Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM                                                                       PAGE
Management's responsibility for financial statements                         32

Report of independent accountants                                            33

Consolidated statements of earnings and retained earnings                    34

Consolidated statements of financial position                                35

Consolidated statements of cash flows                                        36

Notes to consolidated financial statements                                37-59

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company and subsidiaries appearing on pages 34 through 59. Eastman has prepared these consolidated financial statements in accordance with generally accepted accounting principles, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

January 27, 1998

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Eastman Chemical Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 62 present fairly, in all material respects, the financial position of Eastman Chemical Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
-------------------------------
PRICE WATERHOUSE LLP
New York, New York
January 27, 1998

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS AND RETAINED EARNINGS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   1997           1996           1995
Sales                                            $ 4,678        $ 4,782        $ 5,040
Cost of sales                                      3,582          3,603          3,536
                                                 -------        -------        -------
Gross profit                                       1,096          1,179          1,504

Selling and general administrative expenses          337            332            364
Research and development costs                       191            184            176
Early retirement charge                               62             --             --
                                                 -------        -------        -------
Operating earnings                                   506            663            964

Interest expense, net                                 87             67             79
Other income, net                                     27             11             14
                                                 -------        -------        -------
Earnings before income taxes                         446            607            899

Provision for income taxes                           160            227            340
                                                 -------        -------        -------

Net earnings                                     $   286        $   380        $   559
                                                 =======        =======        =======

Basic earnings per share                         $  3.66        $  4.84        $  6.84
                                                 =======        =======        =======
Diluted earnings per share                       $  3.63        $  4.79        $  6.78
                                                 =======        =======        =======

Retained earnings at beginning of year           $ 1,929        $ 1,684        $ 1,258
Net earnings                                         286            380            559
Cash dividends declared                             (137)          (135)          (133)
                                                 -------        -------        -------

Retained earnings at end of year                 $ 2,078        $ 1,929        $ 1,684
                                                 =======        =======        =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)

                                                                                 DECEMBER 31,
                                                                               1997         1996
ASSETS
Current assets
  Cash and cash equivalents                                                $      29    $      24
  Receivables                                                                    793          744
  Inventories                                                                    511          465
  Other current assets                                                           157          112
                                                                           ---------    ---------
    Total current assets                                                       1,490        1,345
                                                                           ---------    ---------

Properties
  Properties and equipment at cost                                             8,104        7,530
  Less:  Accumulated depreciation                                              4,223        4,010
                                                                           ---------    ---------
    Net properties                                                             3,881        3,520
                                                                           ---------    ---------

Other noncurrent assets                                                          407          401
                                                                           ---------    ---------

    Total assets                                                           $   5,778    $   5,266
                                                                           =========    =========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables and other current liabilities                                   $     954    $     787
                                                                            --------     --------
    Total current liabilities                                                    954          787

Long-term borrowings                                                           1,714        1,523
Deferred income tax credits                                                      397          348
Postemployment obligations                                                       724          722
Other long-term liabilities                                                      236          247
                                                                           ---------    ---------
    Total liabilities                                                          4,025        3,627
                                                                           ---------    ---------

Shareowners' equity
  Common stock ($0.01 par - 350,000,000 shares authorized;
    shares issued -- 84,144,672 and 83,386,459)                                    1            1
  Paid-in capital                                                                 77           37
  Retained earnings                                                            2,078        1,929
  Other                                                                          (37)          31
                                                                           ----------   ---------
                                                                               2,119        1,998

  Less:  Treasury stock at cost (5,889,311 and 5,766,528 shares)                 366          359
                                                                           ---------    ---------

    Total shareowners' equity                                                  1,753        1,639
                                                                           ---------    ---------

    Total liabilities and shareowners' equity                              $   5,778    $   5,266
                                                                           =========    =========


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                 1997          1996         1995
Cash flows from operating activities
  Net earnings                                                $     286    $     380    $     559
                                                              ---------    ---------    ---------

  Adjustments to reconcile net earnings to
  net cash provided by operating activities
      Depreciation                                                  327          314          308
      Provision (benefit) for deferred income taxes                   7            8          (11)
      (Increase) decrease in receivables                            (53)          66          (90)
      (Increase) decrease in inventories                            (65)          10         (108)
      Increase (decrease) in employee benefit liabilities
        and incentive pay                                           134          (69)         179
      Increase in liabilities excluding borrowings,
        employee benefit liabilities, and incentive pay              60           31           18
      Other items, net                                                2            6          (17)
                                                              ---------    ---------    ----------
    Total adjustments                                               412          366          279
                                                              ---------    ---------    ---------

    Net cash provided by operating activities                       698          746          838
                                                              ---------    ---------    ---------

Cash flows from investing activities
  Additions to properties and equipment                            (749)        (789)        (446)
  Acquisitions and investments in joint ventures                      -          (26)         (56)
  Proceeds from sales of assets                                      20           43            9
  Capital advances to suppliers                                     (21)         (37)         (39)
  Other items                                                         5            -            8
                                                              ---------    ---------    ---------

    Net cash used in investing activities                          (745)        (809)        (524)
                                                              ----------   ---------    ---------

Cash flows from financing activities
  Proceeds from long-term borrowings                                295            -            -
  Net increase (decrease) in commercial paper borrowings            (82)         273           22
  Repayment of borrowings                                           (22)           -           (2)
  Dividends paid to shareowners                                    (138)        (134)        (133)
  Treasury stock purchases                                           (8)        (161)        (200)
  Other items                                                         7            9            9
                                                              ---------    ---------    ---------

    Net cash provided by (used in) financing activities              52          (13)        (304)
                                                              ---------    ---------    ---------

    Net change in cash and cash equivalents                           5          (76)          10

Cash and cash equivalents at beginning of year                       24          100           90
                                                              ---------    ---------    ---------

Cash and cash equivalents at end of year                      $      29    $      24    $     100
                                                              =========    =========    =========


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SIGNIFICANT ACCOUNTING POLICIES

       FINANCIAL STATEMENT PRESENTATION

       The consolidated financial statements of Eastman Chemical Company and subsidiaries ("Eastman" or the "Company") are prepared in conformity with generally accepted accounting principles and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The Consolidated Financial Statements include assets, liabilities, revenues, and expenses of all wholly owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

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

       REVENUE RECOGNITION

       Sales are recognized when products are shipped and the earnings process is complete. Appropriate accruals for discounts, volume rebates, and other allowances are recorded as reductions in sales.

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

       EARNINGS PER SHARE

       Basic earnings per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year. Prior earnings per share amounts have been restated to conform to requirements of the new accounting standard effective for periods ending after December 15, 1997.

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

       RECLASSIFICATIONS

       The Company has reclassified certain 1996 and 1995 amounts to conform to the 1997 presentation.

2.     INVENTORIES

                                                                                 DECEMBER 31,
       (Dollars in millions)                                                   1997         1996
       At FIFO or average cost (approximates current cost)

           Finished goods                                                  $     436    $     426
           Work in process                                                       140          133
           Raw materials and supplies                                            211          214
                                                                           ---------    ---------
       Total inventories at FIFO or average cost                                 787          773
       Reduction to LIFO value                                                  (276)        (308)
                                                                           ---------    ---------

       Total inventories at LIFO value                                     $     511    $     465
                                                                           =========    =========

       Inventories valued on the LIFO method were approximately 75% of total inventories in 1997 and 1996.

3.     PROPERTIES AND ACCUMULATED DEPRECIATION

       PROPERTIES AT COST

       (Dollars in millions)                                     1997          1996         1995
       Balance at beginning of year                           $   7,530    $   6,791    $   6,389
           Additions                                                749          796          464
           Deductions                                              (175)         (57)         (62)
                                                              ----------   ---------    ---------

       Balance at end of year                                 $   8,104    $   7,530    $   6,791
                                                              =========    =========    =========

       Properties at end of year
           Land                                               $      42    $      41    $      36
           Buildings and building equipment                         702          640          600
           Machinery and equipment                                6,757        6,315        5,819
           Construction in progress                                 603          534          336
                                                              ---------    ---------    ---------

       Total                                                  $   8,104    $   7,530    $   6,791
                                                              =========    =========    =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       ACCUMULATED DEPRECIATION

       (Dollars in millions)                                     1997          1996         1995
       Balance at beginning of year                           $   4,010    $   3,742    $   3,483
           Provision for depreciation                               327          314          308
           Deductions                                              (114)         (46)         (49)
                                                              ---------    ---------    ---------

       Balance at end of year                                 $   4,223    $   4,010    $   3,742
                                                              =========    =========    =========

       Construction-period interest of $295 million, $257 million, and $229 million, reduced by accumulated depreciation of $125 million, $111 million, and $97 million, is included in cost of properties at December 31, 1997, 1996, and 1995, respectively.

4.     EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

       Eastman has a 50% interest in Genencor International, a joint venture engaged in developing, manufacturing, and marketing industrial enzymes and other fine and specialty chemicals, accounted for under the equity method and included in other noncurrent assets. At December 31, 1997 and 1996, Eastman's equity in the joint venture was $142 million and $138 million, respectively. The Company guarantees a portion of the joint venture's third-party borrowings. Such guarantees are not considered material to Eastman. Management believes, based on current facts and circumstances and the joint venture's financial position, that the likelihood of a payment pursuant to such guarantee is remote.

       Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture formed in 1991 to construct and operate a production facility, accounted for under the equity method. The Company guarantees a portion of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. At December 31, 1997 and 1996, Eastman had a negative investment in the joint venture of $42 million and $44 million, respectively, representing the recognized portion of the venture's accumulated deficits and the debt guarantee that it has a commitment to fund, as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992, and 1993. Eastman is amortizing the deferred credit to earnings over a 10-year period.

       Eastman has entered into an agreement with a supplier that guarantees the Company's right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In return, the Company will pay a total of $239 million to the supplier through 1999 ($196 million and $175 million of which have been paid through December 31, 1997 and 1996, respectively). The Company defers and amortizes those costs over the 15-year period during which the product is received. The Company began amortizing those costs in 1993 and has recorded accumulated amortization of $79 million and $64 million at December 31, 1997 and 1996, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     PAYABLES AND OTHER CURRENT LIABILITIES

                                                                                 DECEMBER 31,
       (Dollars in millions)                                                   1997         1996
       Trade creditors                                                     $     281    $     312
       Accrued payrolls and vacation                                              99          101
       Accrued variable-incentive compensation                                    92          137
       Accrued pension liabilities                                               140            -
       Accrued taxes                                                              95           79
       Other                                                                     247          158
                                                                           ---------    ---------

       Total                                                               $     954    $     787
                                                                           =========    =========

6.     LONG-TERM BORROWINGS

                                                                                 DECEMBER 31,
       (Dollars in millions)                                                   1997         1996
       6 3/8% notes due 2004                                               $     500    $     499
       7 1/4% debentures due 2024                                                495          495
       7 5/8% debentures due 2024                                                200          200
       7.60% debentures due 2027                                                 296            -
       Commercial paper and other                                                223          329
                                                                           ---------    ---------

       Total                                                               $   1,714    $   1,523
                                                                           =========    =========

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% in 1997, 1996, and 1995. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of December 31, 1997, the Company's commercial paper outstanding balance was $213 million, at interest rates ranging between 6.10% and 6.90%. At December 31, 1996, a total of $295 million of commercial paper was outstanding, at interest rates ranging between 5.50% and 6.15%. The 7 5/8% debentures may be redeemed June 15, 2006, at the option of their registered holders, at 100% of the principal amount plus accrued interest to that date. During first quarter 1997 the Company issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay previously outstanding commercial paper borrowings outstanding at that time.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.     SHAREOWNERS' EQUITY

       (Dollars in millions)                              1997             1996                1995
       Common stock at par value                     $           1     $           1      $            1
                                                     -------------     -------------      --------------

       Paid-in capital
         Balance at beginning of year                           37                30                  22
         Additions                                              40                 7                   8
                                                     -------------     -------------      --------------
         Balance at end of year                                 77                37                  30
                                                     -------------     -------------      --------------

       Retained earnings                                     2,078             1,929               1,684
                                                     -------------     -------------      --------------

       Other
        Balance at beginning of year                            31                13                  14
        Change in cumulative translation
           adjustment                                          (52)               18                  (1)
        Change in unfunded minimum pension
           liability                                           (16)               --                  --
                                                     --------------    -------------      --------------
         Balance at end of year                                (37)               31                  13
                                                     --------------    -------------      --------------

       Treasury stock at cost                                 (366)             (359)               (200)
                                                     --------------    -------------      ---------------

       Total                                         $       1,753     $       1,639      $        1,528
                                                     =============     =============      ==============

       Shares of common stock issued
         Balance at beginning of year                   83,386,459        83,250,683          83,067,368
         Issued for employee compensation
            and benefit plans                              758,213           135,776             183,315
                                                     -------------     -------------      --------------
         Balance at end of year                         84,144,672        83,386,459          83,250,683
                                                     =============     =============      ==============

       The Company has authority to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. Eastman has issued no shares of preferred stock. The Company declared dividends of $1.76 per share in 1997, $1.72 per share in 1996, and $1.64 per share in 1995.

       The Company established a benefit security trust in the fourth quarter, 1997, to provide a degree of financial security for unfunded obligations under certain plans. The Company has contributed to the trust a warrant to purchase up to one million shares of common stock of the Company for par value. The warrant is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under covered unfunded plans. Such warrant is excluded from the computation of diluted earnings per share because the conditions upon which the warrant is exercisable have not been met.

       The additions to paid-in capital for the three years are the result of exercises of stock options by employees and the issuance of shares to the Employee Stock Ownership Plan to settle Eastman Performance Plan obligations.

       The Company repurchased 140,801 shares of Eastman common stock at a cost of $8 million, 2,486,300 shares at a cost of $161 million, and 3,308,200 shares at a cost of $200 million, in 1997, 1996, and

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1995, respectively. Repurchased common shares may be used to meet common stock requirements for benefit plans and other corporate purposes. Treasury stock at a cost of approximately $1 million (18,018 shares) and $2 million (27,972 shares) was reissued in 1997 and 1996, respectively. The Company's charitable foundation held 184,557 shares, 202,575 shares, and 230,547 shares of Eastman common stock at December 31, 1997, 1996, and 1995, respectively.

      For 1997, 1996, and 1995, respectively, the weighted average number of common shares outstanding used to compute basic earnings per share was
      78.1 million, 78.5 million, and 81.7 million and for diluted earnings per share was 78.8 million, 79.3 million, and 82.4 million, reflecting the effect of dilutive options outstanding. Certain options outstanding at the end of 1997, 1996, and 1995, respectively, were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than average market price of the common shares. Excluded were options to purchase 790,324 shares of common stock at a range of prices from $59.00 to $74.25; 566,490 shares of common stock at a range of prices from $57.125 to $74.25; and 489,942 shares of common stock at a range of prices from $63.1875 to $68.9375 outstanding at the end of 1997, 1996, and 1995, respectively.

8.    STOCK OPTION AND COMPENSATION PLANS

      OMNIBUS PLAN

      Eastman's 1997 Omnibus Long-Term Compensation Plan (the "1997 Omnibus Plan"), which is substantially similar to and intended to replace the 1994 Omnibus Long-Term Compensation Plan (the "1994 Omnibus Plan"), provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights, performance shares, and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. No new awards have been made under the 1994 Omnibus Plan following the effectiveness of the 1997 Omnibus Plan. Outstanding grants and awards under the 1994 Omnibus Plan are unaffected by the replacement of the 1994 Omnibus Plan with the 1997 Omnibus Plan. The 1997 Omnibus Plan provides that options can be granted through April 30, 2002, for the purchase of Eastman common stock at an option price not less than 50% of the per share fair market value on the date of the stock option's grant. Substantially all grants awarded under the 1994 Omnibus Plan and under the 1997 Omnibus Plan have been at option prices equal to the fair market value on the date of grant. Options generally become exercisable 50% one year after grant and 100% after two years and expire up to ten years after grant. There is a maximum of 7 million shares of common stock available for option grants and other awards during the term of the 1997 Omnibus Plan. The maximum number of shares of common stock with respect to one or more options and/or SARs that may be granted during any one calendar year under the 1997 Omnibus Plan to the Chief Executive Officer or to any of the next four most highly compensated executive officers (each, a "Covered Employee") is 200,000. The maximum fair market value of any awards (other than options and SARs) that may be received by a Covered Employee during any one calendar year under the 1997 Omnibus Plan is equal to the fair market value of 100,000 shares of common stock as of December 31 of the preceding year.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      STOCK OPTION BALANCES AND ACTIVITY

      The Company applies intrinsic value accounting for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net earnings and basic earnings per share would be reduced to the unaudited pro forma amounts indicated below:

      (Dollars in millions, except for per share amounts)       1997          1996         1995
      Net earnings                          As reported       $     286    $     380    $     559
                                            Pro forma         $     285    $     375    $     558

      Basic earnings per share              As reported       $    3.66    $    4.84    $    6.84
                                            Pro forma         $    3.65    $    4.78    $    6.82

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 1997, 1996, and 1995, respectively, include: average expected volatility of 21.61%, 25.23%, and 26.07%; average expected dividend yield of 2.92%, 2.56%, and 2.83%; and average risk-free interest rates of 6.14%, 5.76%, and 6.37%. An expected option term of 6 years for all periods was developed based on historical grant information. The expected term for reloads was considered as part of this calculation and is equivalent to the remaining term of the original grant at the time of reload.

       Because the Company's stock had been traded for a period less than the baseline expected term assumption, previous years' calculations have used monthly volatility factors for five peer companies. The Company's volatility is now considered consistent with the peer group; therefore, for 1997 and subsequent years, the Company's volatility factors will be utilized. For valuation purposes, an average volatility factor based on the calendar-year quarter in which the options were granted was utilized.

       Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       A summary of the status of the Company's stock option plans is presented below:

                                                        1997                       1996                       1995
                                             ------------------------    -----------------------   ------------------------
                                                         WEIGHTED-                   WEIGHTED-                WEIGHTED-
                                                          AVERAGE                     AVERAGE                   AVERAGE
                                             OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE  OPTIONS   EXERCISE  PRICE
                                             -------   --------------   -------   --------------  -------   ---------------
       Outstanding at beginning
         of year                            3,216,437     $   47        2,850,532     $   45      2,492,745     $    41

         Granted                              623,735         60          542,591         55        566,679          62
         Exercised                            123,964         40          176,686         40        208,892          40
         Forfeited or canceled                      -          -                -          -              -           -
                                            ----------    ------       ----------     ------     ----------     -------
       Outstanding at end
         of year                            3,716,208     $   50        3,216,437     $   47      2,850,532     $    45
                                            =========                   =========                 =========

       Options exercisable at
         year-end                           2,842,573                   2,461,995                 1,406,400
                                            =========                   =========                 =========
       Weighted-average fair
         value of options granted
           during the year                                $14.65                      $14.66                    $ 17.60

       Available for grant at end
         of year                            8,766,755                   2,384,543                 2,915,741
                                            =========                   =========                 =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The following table summarizes information about stock options outstanding at December 31, 1997:

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                          -----------------------------------------------------      --------------------------------
                            NUMBER        WEIGHTED-AVERAGE                            NUMBER
           RANGE OF       OUTSTANDING         REMAINING        WEIGHTED-AVERAGE      EXERCISABLE     WEIGHTED-AVERAGE
       EXERCISE PRICES    AT 12/31/97      CONTRACTUAL LIFE     EXERCISE PRICE       AT 12/31/97      EXERCISE PRICE
       ---------------    -----------     -----------------    ----------------      -----------     ----------------
           $31-$40           357,357            3.4 years              $34               357,357             $34
             43-44         1,692,686            6.1                     43             1,692,686              43
             48-63         1,103,017            8.1                     57               254,690              53
             64-74           563,148            7.4                     65               537,840              65
                           ---------                                                  ----------
           $31-$74         3,716,208            6.6                    $50             2,842,573             $47
                           =========                                                  ==========


       EMPLOYEE STOCK OWNERSHIP PLAN

       The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a qualified plan under Section 401(a) of the Internal Revenue Code. Eastman anticipates that it will direct a portion of the compensation of all U.S. employees to the ESOP. The Company also sponsors an employee stock ownership plan, which is substantially similar to the ESOP, for its international employees. Allocated shares in the ESOP totaled 2,289,826, 1,887,003, and 1,488,436 as of December 31, 1997,
       1996, and 1995, respectively.

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

       EASTMAN PERFORMANCE PLAN

       The Eastman Performance Plan (the "EPP") places a portion of each employee's annual compensation at risk and provides a lump-sum payment to plan participants based on the Company's financial performance. Certain portions of such payments, which are approved annually by Eastman's Board of Directors, are directed to the Company's ESOP. Charges under the EPP were $81 million, $131 million, and $229 million for 1997, 1996, and 1995, respectively. Of these amounts, approximately $36 million in each year was directed to the Company's ESOP.

       ANNUAL PERFORMANCE PLAN

       Eastman's managers and executive officers participate in an Annual Performance Plan (the "APP"), which places a portion of annual cash compensation at risk based upon Company performance as measured by specified annual goals. Charges under the APP for 1997, 1996, and 1995 were $11 million, $6 million, and $10 million, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.     INCOME TAXES

       Components of earnings before income taxes and the provision for U.S. and other income taxes follow:

       (Dollars in millions)                                     1997          1996         1995
       Earnings (loss) before income taxes
         United States                                        $     541    $     679    $     825
         Outside the United States                                  (95)         (72)          74
                                                              ----------   ----------   ---------

       Total                                                  $     446    $     607    $     899
                                                              =========    =========    =========

       Provision (benefit) for income taxes
         United States
           Current                                            $     134    $     190    $     291
           Deferred                                                  14           19          (12)
         Non-United States
           Current                                                    6            4           30
           Deferred                                                  (8)         (12)           2
         State and other
           Current                                                   13           25           30
           Deferred                                                   1            1           (1)
                                                              ---------    ---------    ---------

       Total                                                  $     160    $     227    $     340
                                                              =========    =========    =========


       Differences between the provision for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

       (Dollars in millions)                                     1997          1996         1995
       Amount computed using the statutory rate               $     156    $     212    $     315
       State income taxes                                             9           17           19
       Foreign rate variance                                         (4)          13            3
       Foreign sales corporation benefit                             (8)         (14)         (14)
       Other                                                          7           (1)          17
                                                              ---------    ---------    ---------

       Provision for income taxes                             $     160    $     227    $     340
                                                              =========    =========    =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The significant components of deferred tax assets and liabilities follow:

                                                                                 DECEMBER 31,
       (Dollars in millions)                                                   1997         1996
       Deferred tax assets
         Postemployment obligations                                        $     292    $     263
         Payroll and related items                                                51           49
         Inventories                                                              17           13
         Deferred revenue                                                         19           21
         Miscellaneous reserves                                                   40           33
         Preproduction and start-up costs                                          8           18
         Other                                                                    36           17
                                                                           ---------    ---------

       Total                                                               $     463    $     414
                                                                           =========    =========

       Deferred tax liabilities
         Depreciation                                                      $     728    $     677
         Other                                                                    30           25
                                                                           ---------    ---------

       Total                                                               $     758    $     702
                                                                           =========    =========


       Unremitted earnings of subsidiaries outside the United States totaling $25 million at December 31, 1997, are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

       Current income taxes payable totaling $53 million and $34 million are included in current liabilities at December 31, 1997 and 1996, respectively.


10.    FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                        DECEMBER 31, 1997         DECEMBER 31, 1996
                                                       RECORDED       FAIR       RECORDED       FAIR
       (Dollars in millions)                            AMOUNT        VALUE       AMOUNT        VALUE
       Long-term borrowings                          $   1,714    $   1,800     $  1,523     $  1,515
       Foreign exchange contracts                           62          149           74           63

       Eastman uses the following methods and assumptions in estimating its fair-value disclosures for financial instruments:

       Long-term borrowings

       The Company has based the fair value for fixed-rate borrowings on current interest rates for comparable securities. The Company's floating-rate borrowings approximate fair value.

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

       DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

       Eastman had currency options with maturities of not more than 5 years to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $1.275 billion and $1.536 billion at December 31, 1997 and 1996, respectively. The net unrealized gain (loss) deferred on such options was $87 million and $(11) million as of December 31, 1997 and 1996, respectively. Those amounts, based on dealer-quoted prices, represent the estimated gain (loss) that would have been recognized had those hedges been liquidated at estimated market value on the last day of each year presented.

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

11.    COMMITMENTS

       LEASE COMMITMENTS

       Eastman leases facilities, principally property, machinery, and equipment, under cancelable, noncancelable, and month-to-month operating leases. Future lease payments, reduced by sublease income, follow:

       (Dollars in millions)
       Year ending December 31,
              1998                                     $    61
              1999                                          49
              2000                                          28
              2001                                          24
              2002                                          18
              2003 and beyond                               63
                                                       -------

       Total minimum payments required                 $   243
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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       RENTAL EXPENSE

       (Dollars in millions)                                     1997          1996         1995
       Gross rentals                                          $      81    $      66    $      60
       Less:  Sublease income                                         1            2           12
                                                              ---------    ---------    ---------

       Total                                                  $      80    $      64    $      48
                                                              =========    =========    =========


       CAPITAL EXPENDITURES AND OTHER COMMITMENTS

       Eastman anticipates total capital expenditures in 1998 will be between $550 million and $600 million and depreciation expense is expected to be approximately $350 million. The Company had various purchase commitments at the end of 1997 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments total approximately $800 million. Eastman has other long-term commitments relating to joint venture agreements as described in Note 4.

12.    RETIREMENT PLANS

       Eastman maintains defined benefit plans that provide eligible employees with retirement benefits calculated based on years of service and generally on the employees' final average compensation as defined in the plans. Benefits are paid to employees by insurance companies or from trust funds. Plan contributions are made as permitted by laws and regulations.

       Pension coverage for employees of Eastman's international operations is provided, to the extent deemed appropriate, through separate plans. The Company systematically provides for obligations under such plans by depositing funds with trustees, under insurance policies, or by book reserves. Total pension funds and accruals for non-U.S. plans less pension prepayments and deferred charges exceed the actuarially computed value of vested benefits under such plans as of the beginning of 1997 and 1996.

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

       The components of net periodic pension cost for Eastman's U.S. defined benefit pension plans follow:

       (Dollars in millions)                                     1997          1996         1995
       Service cost                                           $      49    $      49    $      35
       Interest cost                                                103           92           76
       Return on plan assets                                       (137)        (175)        (116)
       Net amortization                                              39           87           39
                                                              ---------    ---------    ---------
       Total U.S. pension cost                                $      54    $      53    $      34
                                                              =========    =========    =========

       Eastman's worldwide net pension cost was $59 million, $57 million, and $38 million in 1997, 1996, and 1995, respectively.

       See Note 14 for discussion of partial settlement/curtailment of pension and other postemployment benefit liabilities.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The status of the Company's U.S. defined benefit pension plans follows:

                                                                                 DECEMBER 31,
       (Dollars in millions)                                                   1997         1996
       Vested benefit obligation                                           $     978    $   1,029
                                                                           =========    =========

       Accumulated benefit obligation                                      $   1,081    $   1,119
                                                                           =========    =========

       Projected benefit obligation                                        $   1,345    $   1,410
       Market value of assets                                                    857        1,210
                                                                           ---------    ---------
       Projected benefits in excess of plan assets                               488          200
       Unrecognized net loss                                                    (226)         (70)
       Unrecognized net transition asset                                          35           57
       Unrecognized prior service cost                                           (49)         (30)
                                                                           ---------    ---------

       Accrued pension cost                                                $     248    $     157
                                                                           =========    =========

       The plans' assets are principally listed stocks.

       The assumptions used to develop the projected benefit obligation for the Company's U.S. pension plans follow:

                                                                                   DECEMBER 31,
                                                                                1997         1996
       Discount rate                                                            7.25%        7.75%
       Salary increase rate                                                     4.00%        4.00%
       Long-term rate of return on plan assets                                  9.50%        9.50%


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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The following tables set forth the status of the Company's U.S. plans at December 31, 1997 and 1996:

                                                                            DECEMBER 31, 1997
                                                                    HEALTH        LIFE
       (Dollars in millions)                                         CARE       INSURANCE      TOTAL
       Accumulated postretirement benefit obligation
         Retirees                                                 $     300     $     52     $    352
         Fully eligible active plan participants                         55            -           55
         Other active plan participants                                 136           41          177
                                                                  ---------     --------     --------
         Total accumulated postretirement benefit
           obligation                                                   491           93          584
       Plan assets at fair value                                         27            6           33
                                                                  ---------     --------     --------

       Accumulated postretirement benefit obligation
         in excess of plan assets                                 $     464     $     87          551
                                                                  =========     ========

       Unrecognized prior service cost                                                             49

       Unrecognized net loss                                                                       98
                                                                                             --------

       Accrued postretirement benefit cost                                                   $    502
                                                                                             ========

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
                                                                                             ========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The net periodic postretirement benefit cost follows:

                                                                    HEALTH        LIFE
       (Dollars in millions)                                         CARE       INSURANCE       TOTAL
       1997
       Service cost                                               $       6     $      3     $      9
       Interest cost                                                     31            7           38
       Return on plan assets                                             (1)          (3)          (4)
                                                                  ---------     --------     --------
       Net periodic postretirement benefit cost                   $      36     $      7     $     43
                                                                  =========     ========     ========

       1996
       Service cost                                               $       7     $      5     $     12
       Interest cost                                                     25            9           34
       Return on plan assets                                             (1)           -           (1)
                                                                  ---------     --------     --------
       Net periodic postretirement benefit cost                   $      31     $     14     $     45
                                                                  =========     ========     ========

       1995
       Service cost                                               $       8     $      3     $     11
       Interest cost                                                     27            8           35
       Return on plan assets                                             (1)           -           (1)
                                                                  ---------     --------     --------
       Net periodic postretirement benefit cost                   $      34     $     11     $     45
                                                                  =========     ========     ========

       To estimate the Company's postretirement benefit cost, health care costs were assumed to increase 8.00% for 1998, with the rate of increase declining to 5.00% by 2002 and thereafter. The discount rate and salary increase rate were assumed to be 7.25% and 4.00% at December 31, 1997, 7.75% and 4.00% at December 31, 1996, and 7.25% and 4.00% at December 31,
       1995. If the health care cost trend rates were increased by one percentage point, the Company's accumulated postretirement health care benefit obligation as of December 31, 1997, would increase by $75 million, while the net periodic postretirement health care benefit cost would increase by $8 million. See Note 14 for discussion of partial settlement/curtailment of pension and other postemployment benefit liabilities.

       A few of Eastman's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.


14.    EARLY RETIREMENT CHARGE

       In fourth quarter 1997 the Company recorded a $62 million ($40 million after tax) charge for the partial settlement/curtailment of pension and other postemployment benefit liabilities. The charge resulted from the early retirement of approximately 1,700 employees, a majority of whom chose to take their retirement benefits as a lump sum. No special payments or incentives were offered.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    SEGMENT INFORMATION

       INDUSTRY SEGMENTS

       Eastman is an international chemical company that manufactures and sells a broad range of products. The Company categorizes its business into three segments: Specialty and Performance, Core Plastics, and Chemical Intermediates. The Company believes no significant changes to current reporting will be required as a result of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for 1998.

       The Specialty and Performance segment contains products that are sold to customers that base their buying decisions principally on product performance attributes. The major products in this segment include specialty plastics, coatings and paint raw materials, fine chemicals, performance chemicals, and fibers. Targeted markets for this segment are diverse and include medical, electronics, pharmaceutical, agricultural, recreation, consumer durables, photographic, additives for fibers and plastics, adhesives, sealants, food and beverages, nutrition, cosmetics, textiles, construction, coatings, inks, paints, filters, and specialty plastic applications. Competitive factors for this segment include price, reliability of supply, customer service, environmental responsibility, and technical competence. Coatings and paint raw materials are sold primarily to North American industrial concerns. The principal markets for Eastman's fine chemicals are largely U.S. photographic, agricultural, and pharmaceutical companies. Acetate tow is sold worldwide to the tobacco industry for use in cigarette filters. The operations of Holston Defense Corporation are included in the Specialty and Performance segment and do not have a significant impact on the financial position or results of operations of the Company.

       The Core Plastics segment includes the Company's two major plastics products, EASTAPAK polymers and TENITE polyethylene, as well as cellulose esters and polyesters. These container and packaging products share similar physical characteristics and compete based on price and integrated manufacturing capabilities. Polyester plastics are sold to soft-drink and other packaging manufacturers principally in North America, Europe, and Latin America. Polyethylene is sold generally to North American industries.

       The Chemical Intermediates segment contains industrial intermediate chemicals that are produced based on the Company's oxo chemistry technology and chemicals-from-coal technology and are sold to customers operating in mature markets in which multiple sources of supply exist. They are sold generally in large volume mostly to North American industries, with increasing focus in Southeast Asia. These products are targeted at markets for industrial additives, agricultural chemicals, esters, pharmaceuticals, and vinyl compounding. Competitive factors include price, reliability of supply, and integrated manufacturing capability. Favorable cost position, proprietary products, and improving standards of living worldwide are key value drivers for this segment.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       (Dollars in millions)                                     1997          1996         1995
       SALES
         Specialty and Performance                            $   2,607    $   2,657    $   2,647
         Core Plastics                                            1,338        1,409        1,685
         Chemical Intermediates                                     733          716          708
                                                              ---------    ---------    ---------
           Total                                              $   4,678    $   4,782    $   5,040
                                                              =========    =========    =========

       OPERATING EARNINGS (LOSS)
         Specialty and Performance                            $     416(1) $     519    $     433
         Core Plastics                                              (56)(1)       (1)         347
         Chemical Intermediates                                     146(1)       145          184
                                                              ---------    ---------    ---------
           Total                                              $     506    $     663    $     964
                                                              =========    =========    =========

       ASSETS
         Specialty and Performance                            $   3,019    $   2,887    $   2,776
         Core Plastics                                            2,188        1,854        1,598
         Chemical Intermediates                                     571          525          498
                                                              ---------    ---------    ---------
           Total                                              $   5,778    $   5,266    $   4,872
                                                              =========    =========    =========

       DEPRECIATION EXPENSE
         Specialty and Performance                            $     172    $     174    $     178
         Core Plastics                                              123          109           96
         Chemical Intermediates                                      32           31           34
                                                              ---------    ---------    ---------
           Total                                              $     327    $     314    $     308
                                                              =========    =========    =========

       CAPITAL EXPENDITURES
         Specialty and Performance                            $     227    $     302    $     176
         Core Plastics                                              390          388          215
         Chemical Intermediates                                     132           99           55
                                                              ---------    ---------    ---------
           Total                                              $     749    $     789    $     446
                                                              =========    =========    =========

(1)Operating earnings for 1997 reflect the $62 million ($40 million after tax) charge for partial settlement/curtailment of pension and other postemployment benefit liabilities. The charge was allocated to segments as follows: Specialty and Performance, $34 million; Core Plastics, $18 million; and Chemical Intermediates, $10 million. See Note 14 for a discussion of the charge.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       GEOGRAPHIC SEGMENTS

       Sales are reported in the geographic area where they originate. Transfers among geographic areas are made on a basis intended to reflect the market value of the products, recognizing prevailing market prices and distributor discounts. Export sales to unaffiliated customers from the United States were $626 million in 1997, $687 million in 1996, and $698 million in 1995.

       (Dollars in millions)             United States     Europe      Other Areas     Eliminations   Consolidated
1997
Sales                                        $3,500         $ 755          $ 423                         $4,678
Transfers among geographic areas                798            18             74          $  (890)           --
                                             ------         -----          -----          -------        ------

    Total sales                              $4,298         $ 773          $ 497          $  (890)       $4,678
                                             ======         =====          =====          =======        ======

Operating earnings (losses)                  $  580         $ (51)         $ (37)         $    14        $  506
                                             ======         =====          =====          =======        ======

Assets at end of year                        $5,628         $ 805          $ 625          $(1,280)       $5,778
                                             ======         =====          =====          =======        ======


1996
Sales                                        $3,674         $ 735          $ 373                        $ 4,782
Transfers among geographic areas                785            27             55          $  (867)           --
                                             ------         -----          -----          -------        ------

    Total sales                              $4,459         $ 762          $ 428          $  (867)       $4,782
                                             ======         =====          =====          =======        ======

Operating earnings (losses)                  $  717         $ (36)         $ (31)         $    13        $  663
                                             ======         =====          =====          =======        ======

Assets at end of year                        $5,076         $ 582          $ 424          $  (816)       $5,266
                                             ======         =====          =====          =======        ======


1995
Sales                                        $3,864         $ 806          $ 370                         $5,040
Transfers among geographic areas                806            50             17          $  (873)           --
                                             ------         -----          -----          -------        ------

    Total sales                              $4,670         $ 856          $ 387          $  (873)       $5,040
                                             ======         =====          =====          =======        ======

Operating earnings                           $  881         $  47          $  25          $    11        $  964
                                             ======         =====          =====          =======        ======

Assets at end of year                        $4,569         $ 508          $ 324          $  (529)       $4,872
                                             ======         =====          =====          =======        ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.    SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and income taxes is as follows:

       (Dollars in millions)                                     1997          1996         1995
       Interest (net of amounts capitalized)                    $  88         $  79        $  91
       Income taxes                                               131           236          364

       Cash flows from operating activities include gains (losses) from equity investments of $11 million, $(3) million, and $(6) million for 1997, 1996, and 1995, respectively. Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect on cash of foreign currency transactions and exchange rate changes for all years presented was insignificant.

       In March 1997 the Company issued 611,962 shares of its common stock with a market value of $34 million to its Employee Stock Ownership Plan as partial settlement of the Company's Eastman Performance Plan payout. This noncash transaction is not reflected in the Consolidated Statements of Cash Flows. The Consolidated Statements of Cash Flows do not separately reflect certain Eastman assets acquired and liabilities assumed through noncash transactions.

17.    HOLSTON DEFENSE CORPORATION

       Holston Defense Corporation ("Holston"), a wholly owned subsidiary of the Company, has, as its sole business, managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the "Facility") since 1942 under a series of contracts with the Department of Army (the "DOA"). Holston is currently managing the Facility under a contract that expires on December 31, 1998 (the "Contract"), unless such management is otherwise extended by the DOA pursuant to the terms of the Contract or by agreement between the parties. The Contract generally provides for payment of a management fee to Holston and reimbursement by the DOA of defined costs incurred by Holston for the operation of the Facility. Holston's operating results historically have been insignificant to the Company's consolidated sales and earnings.

       The DOA has undertaken to accept bids from qualified companies to manage the Facility upon termination of the Contract under terms and conditions substantially different from those of the Contract. During fourth quarter 1997 the DOA advised Holston that, because of Holston's position on the DOA's proposed terms and conditions, it was not a qualified participant in the bidding process. The bidding process is still in progress, and its outcome and impact on Holson's continued management of the Facility is currently uncertain. Consequently, management does not believe that it is reasonably assured that Holston will not continue to manage the Facility in some capacity.

       Pension and other postemployment benefits are currently provided to Holston's present and past employees under the terms of Holston's plans. Termination of Holston's management of the Facility, if it occurs, could result in termination payments to Holston's then-current employees and require additional funding for the acceleration of obligations under the pension and other postretirement benefit plans (such payments and additional funding referred to collectively as "Termination Costs"). Actual Termination Costs would depend upon a number of factors, all of which are not yet known to the Company. If the Company subsequently were to determine that it is probable that it will incur Termination Costs, then the Company would, in accordance with generally accepted accounting principles, be required to recognize the Termination Costs as liabilities, and payments and reimbursements from the DOA, where appropriate, as receivables. While the exact amount of Termination Costs cannot be determined at this time, the Company estimates the range of additional liabilities which it would recognize if Holston's management of the Facility were to terminate on December 31, 1998, without giving effect to any

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       payment or reimbursement, to be approximately $50 million to $75 million. The difference, if any, between any such liabilities and receivables would result in a charge to then-current earnings. In the event of termination of Holston's management of the Facility, delays in the payment or reimbursement of all or portions of the Termination Costs may require the Company to advance funds to pay such costs.

       Although the DOA's position with respect to similar contracts is that it has no legal liability for unfunded postretirement benefit costs, other than pension obligations, and the DOA may disagree with the specific amount of other Termination Costs, it is the opinion of the Company and its management, based on the Contract terms, applicable law, and legal and equitable precedents, that substantially all of the Termination Costs would be paid by the DOA or recovered from the government in related proceedings, and that the amounts, if any, not paid or recovered, or the advancement of funds by the Company pending such reimbursement or recovery, should not have a material adverse effect on the consolidated financial position of the Company.

18.    ENVIRONMENTAL MATTERS

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

       The Company's environmental protection and improvement cash expenditures were approximately $220 million, $175 million, and $150 million in 1997, 1996, and 1995, respectively, including investments in construction, operations, and development.

 19.   LEGAL MATTERS

       The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on the Company's business, financial position, or results of operations.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.    QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

       (Dollars in millions, except per share amounts)

       1997                                            1ST QTR.    2ND QTR.   3RD QTR.    4TH QTR. (1)
       Sales                                           $   1,171  $   1,208  $   1,145  $   1,154
       Operating earnings                                    134        157        148         67
       Earnings before income taxes                          114        141        148         43
       Provision for income taxes                             42         51         52         15
       Net earnings                                           72         90         96         28
       Basic earnings per share (2)                          .93       1.15       1.23        .36
       Diluted earnings per share (2)                        .92       1.14       1.22        .35

       1996                                            1ST QTR.    2ND QTR.   3RD QTR.   4TH QTR.
       Sales                                           $   1,261  $   1,241  $   1,167  $   1,113
       Operating earnings                                    191        190        169        113
       Earnings before income taxes                          178        177        156         96
       Provision for income taxes                             66         65         60         36
       Net earnings                                          112        112         96         60
       Basic earnings per share (2)                         1.41       1.42       1.23        .77
       Diluted earnings per share (2)                       1.39       1.41       1.22        .77

       -------------------------
        (1) Fourth quarter 1997 operating data reflects a charge of $62 million ($40 million after tax) resulting from partial settlement/curtailment of pension and other postemployment benefit liabilities. See Note 14 for a discussion of the charge.

       (2) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount. Earnings per share for prior periods have been restated to conform to requirements of the new accounting standard effective for periods ending after December 15, 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Election of Directors -- General" in the 1998 Proxy Statement is incorporated by reference herein in response to this Item. Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.


ITEM 11.     EXECUTIVE COMPENSATION

The material under the headings "Election of Directors -- Compensation of Directors" in the 1998 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation and Benefits" in the 1998 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings " -- Compensation and Management Development Committee Report on Executive Compensation" and " -- Performance Graph," which are not incorporated by reference herein.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owners" in the 1998 Proxy Statement is incorporated by reference herein in response to this Item.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or relationships since the beginning of the last completed fiscal year required to be reported in response to this Item.

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  1.    Consolidated financial statements:                                           Page

                 Management's responsibility for financial statements                           32

                 Report of independent accountants                                              33

                 Consolidated statements of earnings and retained earnings                      34

                 Consolidated statements of financial position                                  35

                 Consolidated statements of cash flows                                          36

                 Notes to consolidated financial statements                                37 - 59

            2. Financial statement schedules

               All schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

            3. Exhibits filed as part of this report are listed in the Exhibit
               Index appearing on page 65.

      (b)   Reports on Form 8-K

            During the quarter ended December 31, 1997, no reports on Form 8-K were filed.

      (c) The Exhibit Index and required Exhibits to this report are included beginning at page 65.

      (d) There are no applicable financial statement schedules required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Eastman Chemical Company



                                              By:/s/ Earnest W. Deavenport, Jr.
                                                 ------------------------------
                                                    Earnest W. Deavenport, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer

Date:  March 6, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        SIGNATURE                                TITLE                             DATE
        ---------                                -----                             ----
PRINCIPAL EXECUTIVE OFFICER:



/s/ Earnest W. Deavenport, Jr.              Chairman of the                 March 6, 1998
------------------------------              Board and Chief
   Earnest W. Deavenport, Jr.              Executive Officer




PRINCIPAL FINANCIAL OFFICER:



/s/ H. Virgil Stephens                 Senior Vice President and            March 6, 1998
------------------------------          Chief Financial Officer
   H. Virgil Stephens



PRINCIPAL ACCOUNTING OFFICER:



/s/ Patrick R. Kinsey                     Vice President and                March 6, 1998
------------------------------                Comptroller
   Patrick R. Kinsey

SIGNATURE                                        TITLE                             DATE
---------                                        -----                             ----
DIRECTORS:



/s/ R. Wiley Bourne, Jr.                    Vice Chairman                   March 6, 1998
------------------------------               of the Board
R. Wiley Bourne, Jr.                        and Executive
                                            Vice President



/s/ H. Jesse Arnelle                           Director                     March 6, 1998
------------------------------
H. Jesse Arnelle



/s/ Calvin A. Campbell, Jr.                    Director                     March 6, 1998
------------------------------
Calvin A. Campbell, Jr.



/s/ Jerry E. Dempsey                           Director                     March 6, 1998
------------------------------
Jerry E. Dempsey



/s/ John W. Donehower                          Director                     March 6, 1998
------------------------------
John W. Donehower



/s/ Lee Liu                                    Director                     March 6, 1998
------------------------------
Lee Liu



/s/ Marilyn R. Marks                           Director                     March 6, 1998
------------------------------
Marilyn R. Marks



/s/ Gerald B. Mitchell                         Director                     March 6, 1998
------------------------------
Gerald B. Mitchell



/s/ John A. White                              Director                     March 6, 1998
------------------------------
John A. White

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

 3.02            Amended and Restated By-laws of Eastman Chemical Company, as amended February 3, 1998         69-78

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

 4.07            Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to
                 Exhibit 4(b) to the June 8-K)

 4.08            Form of 7.60% Debenture due February 1, 2027 (incorporated herein by reference to
                 Exhibit 4.08 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"))

 4.09            Officer's Certificate pursuant to Sections 201 and 301 of
                 the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 1996 10-K)

                                 EXHIBIT INDEX

Exhibit                                       Description                                                        Sequential
Number                                                                                                              Page
                                                                                                                   Number
 4.10            Credit Agreement, dated as of December 19, 1995 (the "Credit Agreement") among Eastman
                 Chemical Company, the Lenders named therein, and The Chase Manhattan Bank, as Agent
                 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company's Annual
                 Report on Form 10-K for the year ended December 31, 1995 (the "1995 10-K"))

*10.01           Eastman Annual Performance Plan, as amended (incorporated herein by reference to
                 Exhibit 10.01 to the 1996 10-K)

*10.02           1994 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q
                 for the quarter ended March 31, 1995)

*10.03           1994 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit
                 10.03 to Eastman Chemical Company's Registration Statement on Form 10, originally filed on November 26, 1993 (the "Form 10"))

*10.04           1996 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q
                 for the quarter ended September 30, 1996 (the "September 30, 1996 10-Q"))

*10.05           Director Deferred Compensation Plan, as amended  (incorporated herein by reference to
                 Exhibit 10.05 to the 1996 10-K)

*10.06           Executive Deferred Compensation Plan, as amended (incorporated herein by reference to
                 Exhibit 10.06 to the 1996 10-K)

*10.07           Form of Executive Severance Agreements (incorporated herein by reference to Exhibit
                 10.06 to the 1995 10-K)

*10.08           Employment Agreement between Eastman Chemical Company and Harold L. Henderson
                 (incorporated herein by reference to Exhibit 10.08 to the 1996 10-K)

*10.09           Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit
                 10.10 to the Form 10)

*10.10           Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit
                 10.11 to the Form 10)

*10.11           Eastman Employee Stock Ownership Plan Excess Plan (incorporated herein by reference to
                 Exhibit 10.11 to the 1996 10-K)

                                 EXHIBIT INDEX

Exhibit                                       Description                                                    Sequential
Number                                                                                                          Page
                                                                                                               Number
*10.12           Eastman 1995-1997 Long-Term Performance Subplan (as amended) of 1994 Omnibus Long-Term
                 Compensation Plan (incorporated by reference to Exhibit 10.05 to the September 30,
                 1996 10-Q)

*10.13           Eastman 1996-1998 Long-Term Performance Subplan (as amended) of 1994 Omnibus Long-Term
                 Compensation Plan (incorporated by reference to Exhibit 10.06 to the September 30,
                 1996 10-Q)

*10.14           Eastman 1997-1999 Long-Term Performance Subplan of
                 1994 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit
                 10.15 to 1996 10-K)

*10.15           Eastman 1998-2000 Long-Term Performance Subplan of 1997 Omnibus Long-Term Compensation
                 Plan                                                                                            79-87

*10.16           1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix
                 A to Eastman Chemical Company's definitive 1997 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

*10.17           Award Notice for Price-Vesting Stock Option Granted to CEO under 1997 Omnibus Long-
                 Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Eastman
                 Chemical Company's Form 10-Q for the quarter ended September 30, 1997)

*10.18           Eastman Chemical Company Benefit Security Trust dated December 24, 1997                        88-106

10.19            Contribution Agreement, dated as of December 9, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.07 to the
                 S-1)

10.20            General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other
                 Liabilities, dated as of December 31, 1993, between Eastman Kodak Company and Eastman
                 Chemical Company (incorporated herein by reference to Exhibit 10.08 to the S-1)

10.21            Tax Sharing and Indemnification Agreement, dated as of December 31, 1993, between
                 Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.09 to the S-1)

10.22            Intellectual Property Agreement Non-Imaging, dated as of December 31, 1993, between
                 Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.12 to the S-1)

                                 EXHIBIT INDEX

Exhibit                                       Description                                               Sequential
Number                                                                                                     Page
                                                                                                          Number
10.23            Imaging Chemicals License Agreement, dated as of December 31, 1993, between Eastman
                 Kodak Company and Eastman Chemical Company (incorporated herein by reference to
                 Exhibit 10.13 to the S-1)

12.01            Statement re Computation of Ratios of Earnings to Fixed Charges                            107

21.01            Subsidiaries of the Company                                                            108-109

23.01            Consent of Independent Accountants                                                         110

27.01            Financial Data Schedule (for SEC use only)                                                 111

99.01            Supplemental Business Segment Information                                                  112





------------------------------
*   Management contract or compensatory plan or arrangement filed pursuant to
Item 601(b)(10)(iii) of Regulation S-K.