Form 10-Q
period 1998-03-31
EASTMAN CHEMICAL CO
filed 1998-05-06
CIK 915389

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                         Commission file number 1-12626

                            EASTMAN CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)

               DELAWARE                              62-1539359
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

             100 N. EASTMAN ROAD
             KINGSPORT, TENNESSEE                       37660
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (423) 229-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X     No
                                        ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
                    Class                                  March 31, 1998

    Common Stock, par value $0.01 per share                   79,119,423

   (including rights to purchase shares of
Common Stock or Participating Preferred Stock)



--------------------------------------------------------------------------------
                  PAGE 1 OF 57 TOTAL SEQUENTIALLY NUMBER PAGES
                            EXHIBIT INDEX ON PAGE 18

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
ITEM                                                                  PAGE
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

1.  Financial Statements                                              3 - 7

2.  Management's Discussion and Analysis
    of Financial Condition and
    Results of Operations                                              8-15


                           PART II. OTHER INFORMATION

1.  Legal Proceedings                                                    16

2.  Changes in Securities                                                16

6.  Exhibits and Reports on Form 8-K                                     16



                                   SIGNATURES

    Signatures                                                           17

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE INCOME,
                              AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              FIRST QUARTER
                                                            1998        1997
EARNINGS
Sales                                                     $  1,148  $   1,171
Cost of sales                                                  894        911
                                                          --------  ---------
Gross profit                                                   254        260

Selling and general administrative expenses                     75         78
Research and development costs                                  46         48
                                                          --------  ---------
Operating earnings                                             133        134

Interest expense, net                                           21         19
Other (income) charges, net                                     (2)         1
                                                          ---------  --------
Earnings before income taxes                                   114        114

Provision for income taxes                                      40         42
                                                          --------  ---------
Net earnings                                              $     74  $      72
                                                          ========  =========
Net earnings per share
    --Basic earnings per share                            $    .95  $     .93
                                                          ========  =========
    --Diluted earnings per share                          $    .94  $     .92
                                                          ========  =========
COMPREHENSIVE INCOME
Net earnings                                              $     74  $      72
Other comprehensive income                                      (1)       (23)
                                                          --------  ----------
Comprehensive income                                      $     73  $      49
                                                          ========  =========
RETAINED EARNINGS
Retained earnings at beginning of period                  $  2,078  $   1,929
Net earnings                                                    74         72
Cash dividends declared                                        (35)       (35)
                                                          --------  ---------
Retained earnings at end of period                        $  2,117  $   1,966
                                                          ========  =========


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)


                                                                           MARCH 31,    DECEMBER 31,
                                                                             1998           1997
ASSETS
Current assets
  Cash and cash equivalents                                                $      43    $      29
  Receivables                                                                    843          793
  Inventories                                                                    519          511
  Other current assets                                                           154          157
                                                                           ---------    ---------
    Total current assets                                                       1,559        1,490
                                                                           ---------    ---------
Properties
  Properties and equipment at cost                                             8,210        8,104
  Less:  Accumulated depreciation                                              4,282        4,223
                                                                           ---------    ---------
    Net properties                                                             3,928        3,881
                                                                           ---------    ---------
Other noncurrent assets                                                          423          407
                                                                           ----------   ---------
    Total assets                                                           $   5,910    $   5,778
                                                                           =========    =========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables and other current liabilities                                   $     825    $     954
                                                                           ----------   ---------
    Total current liabilities                                                    825          954

Long-term borrowings                                                           1,860        1,714
Deferred income tax credits                                                      383          397
Postemployment obligations                                                       775          724
Other long-term liabilities                                                      234          236
                                                                           ---------    ---------
    Total liabilities                                                          4,077        4,025
                                                                           ---------    ---------

Shareowners' equity
  Common stock ($0.01 par - 350,000,000 shares authorized;
    shares issued -- 84,287,989 and 84,144,672)                                    1            1
  Paid-in capital                                                                 85           77
  Retained earnings                                                            2,117        2,078
  Other comprehensive income                                                     (38)         (37)
                                                                           -----------  ----------
                                                                               2,165        2,119

  Less:  Treasury stock at cost (5,353,123 and 5,889,311 shares)                 332          366
                                                                           ---------    ---------
    Total shareowners' equity                                                  1,833        1,753
                                                                           ---------    ---------
    Total liabilities and shareowners' equity                              $   5,910    $   5,778
                                                                           =========    =========


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)

                                                                                  FIRST QUARTER
                                                                                1998         1997
Cash flows from operating activities
  Net earnings                                                               $      74    $      72
                                                                             ---------    ---------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                                                  82           79
      Provision (benefit) for deferred income taxes                                 (6)           3
      Increase in receivables                                                      (52)         (53)
      Increase in inventories                                                       (7)         (19)
      Decrease in incentive pay and employee
        benefit liabilities                                                        (56)         (43)
      Increase in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities                             10           24
      Other items, net                                                               5          (10)
                                                                             ---------    ---------
  Total adjustments                                                                (24)         (19)
                                                                             ---------    ---------
  Net cash provided by operating activities                                         50           53
                                                                             ---------    ---------
Cash flows from investing activities
  Additions to properties and equipment                                           (135)        (168)
  Proceeds from sales of assets                                                      1            1
  Capital advances to suppliers                                                    (21)         (22)
                                                                             ---------    ---------
    Net cash used in investing activities                                         (155)        (189)
                                                                             ----------   ----------
Cash flows from financing activities
  Net increase (decrease) in commercial paper borrowings                           147          (91)
  Proceeds from long-term borrowings                                                 -          295
  Dividends paid to shareowners                                                    (34)         (34)
  Treasury stock purchases                                                           -           (8)
  Other items                                                                        6            1
                                                                             ---------    ---------
    Net cash provided by financing activities                                      119          163
                                                                             ---------    ---------
    Net change in cash and cash equivalents                                         14           27
Cash and cash equivalents at beginning of period                                    29           24
                                                                             ---------    ---------
Cash and cash equivalents at end of period                                   $      43    $      51
                                                                             =========    =========




The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1997 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included in the interim consolidated financial statements. The interim consolidated financial statements are based in part on approximations and have not been audited by independent accountants.

2.  INVENTORIES

                                                        MARCH 31,   DECEMBER 31,
    (Dollars in millions)                                 1998          1997
    At FIFO or average cost (approximates
    current cost):

      Finished goods                                   $     449    $     436
      Work in process                                        144          140
      Raw materials and supplies                             199          211
                                                       ---------    ---------
    Total inventories at FIFO or average cost                792          787
                                                       ---------    ---------

    Reduction to LIFO value                                 (273)        (276)
                                                       ---------    ---------

    Total inventories at LIFO value                    $     519    $     511
                                                       =========    =========

    Inventories valued on the LIFO method are approximately 75% of total inventories in each of the periods.

3.  EARNINGS PER SHARE

    The weighted average number of common shares outstanding used to compute basic earnings per share was 78.4 million and 77.6 million, and for diluted earnings per share was 79.2 million and 78.2 million, reflecting the effect of dilutive options outstanding, at March 31, 1998 and 1997, respectively. Certain options outstanding at March 31, 1998 and 1997, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than average market price of the common shares. Excluded were options to purchase 767,350 shares of common stock at a range of prices from $62.88 to $74.25 and 579,753 shares of common stock at a range of prices from $55.25 to $74.25 outstanding at March 31, 1998 and 1997, respectively.

4.  DIVIDENDS

                                                            FIRST QUARTER
                                                            1998     1997

    Cash dividends declared per share                     $  .44   $  .44

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  SUPPLEMENTAL CASH FLOW INFORMATION

    In March 1998 the Company issued 536,188 treasury shares to its Employee Stock Ownership Plan as partial settlement of the Company's Eastman Performance Plan payout. The shares issued had a market value of $35 million and a carrying value of $33 million. In March 1997 the Company issued 611,962 shares of previously unissued common stock with a market value of $34 million to the Employee Stock Ownership Plan as partial settlement of the Eastman Performance Plan payout. These noncash transactions are not reflected in the Consolidated Statements of Cash Flow.

6.  COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. Components of other comprehensive income are cumulative translation adjustments and minimum pension liabilities. Amounts of other comprehensive income are presented net of applicable taxes. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1997 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are basic earnings per share unless otherwise noted.


MAJOR FACTORS AFFECTING EARNINGS
FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

     Overall higher sales volumes, except for fibers and fine chemicals Significantly higher selling prices and volume for container plastics Lower purchased raw materials and energy costs
     Higher preproduction costs related to new manufacturing facilities

RESULTS OF OPERATIONS

EARNINGS

(Dollars in millions, except                       FIRST QUARTER
per share amounts)                                1998        1997    CHANGE

Operating earnings                             $   133     $   134      (1)%
Net earnings                                        74          72       3
Net earnings per share
         --Basic Earnings Per Share                .95         .93       2%
         --Diluted Earnings Per Share              .94         .92       2

Although operating results were overall relatively unchanged from first quarter 1997, significant changes occurred in several product lines, notably container plastics, fibers and fine chemicals. Significantly higher volumes, selling prices and margins for container plastics were the result of increased food, beverage and non-food applications and additional capacity following the mid-1997 startup of manufacturing facilities in Spain. However, decreased sales and earnings for fibers and fine chemicals reflected decreased customer demand, which in the case of fibers resulted from industry overcapacity and customer inventory reductions, mainly in China. Major factors affecting unit costs were significantly lower costs for most major raw materials including propane feedstock, paraxylene, purified terephthalic acid ("PTA"), ethylene glycol and natural gas; productivity gains achieved as a result of the Company's Advantaged Cost 2000 initiative; and higher preproduction costs resulting from three new manufacturing sites nearing completion. Other factors affecting results were increased income from equity investments and a lower effective tax rate. A stronger U.S. dollar produced an unfavorable effect on sales denominated in currencies other than U.S. dollars, although the earnings impact was partially offset by gains realized on currency hedging transactions. The negative effect on net earnings from foreign currency fluctuations was not significant.

SUMMARY BY INDUSTRY SEGMENT

SPECIALTY AND PERFORMANCE SEGMENT

                                                     FIRST QUARTER
(Dollars in millions)                               1998        1997    CHANGE

Sales                                            $   620     $   669      (7)%
Operating earnings                                    96         128     (25)

Significantly lower sales volume and prices for acetate tow reflecting industry overcapacity and customer inventory reductions, mainly in China, substantially decreased sales and earnings for the segment overall. However, strong volume gains and moderate price increases for specialty plastics, particularly in Europe, were experienced during first quarter reflecting growth in the SPECTAR market and new customer applications. Sales and earnings were negatively impacted by a decline in customer demand and decreased volume for fine chemicals. Sales of coatings, inks and resins were essentially level with first quarter 1997, but earnings improved significantly due to lower raw materials costs, primarily propane feedstock. Performance chemicals sales declined, reflecting the effect of businesses discontinued in 1997 and decreased volume and selling prices for sorbates. Operating earnings for the segment overall were positively impacted by lower costs for raw materials and energy and cost structure improvements.

CORE PLASTICS SEGMENT

                                                       FIRST QUARTER
(Dollars in millions)                                 1998        1997    CHANGE

Sales                                              $   340     $   318       7%
Operating loss                                          (1)        (22)     95

Higher sales volumes and selling prices for EASTAPAK polymers reflect increased customer demand for container plastics as applications move away from glass and aluminum, and the effect of new available capacity following the mid-1997 startup of manufacturing facilities in Spain. Flexible plastics volumes were moderately higher overall, but sales and earnings reflected price and margin pressure on commodity polyethylene products resulting from excess ethylene industry capacities, partially offset by increased sales of recently introduced HIFOR and MXSTEN polyethylene performance polymers. Operating results were positively impacted by improved margins for container plastics, lower costs for major raw materials and energy, and cost structure improvements, offset partially by higher preproduction expenses related to new container plastics manufacturing facilities.

CHEMICAL INTERMEDIATES SEGMENT

                                                       FIRST QUARTER
(Dollars in millions)                                 1998        1997    CHANGE

Sales                                              $   188     $   184       2%
Operating earnings                                      38          28      36

Sales reflect overall higher volume and favorable product mix, partially offset by lower selling prices for commodity oxo products, and unfavorable currency effects. Cost structure improvements and favorable raw materials and energy costs, including a significant reduction in the cost of propane feedstock, positively impacted earnings.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

                                                       FIRST QUARTER
(Dollars in millions)                                 1998        1997    CHANGE

United States and Canada                           $   754     $   763      (1)%
Europe, Middle East, and Africa                        207         192       8%
Asia Pacific                                            98         131     (25)%
Latin America                                           89          85       5%

Sales in the United States for first quarter 1998 were $713 million, down 1% from 1997 first quarter sales of $720 million. Higher overall sales volume was offset by overall lower selling prices and the effect of a shift in the mix of products sold.

Sales outside the United States for first quarter 1998 were $435 million, down 4% from 1997 first quarter sales of $451 million. Sales outside the United States were 38% of total sales in first quarter 1998 compared with 39% for first quarter 1997. Decreased sales in Asia Pacific reflect significantly lower sales of acetate tow resulting from excess worldwide capacity and customer inventory reductions, mainly in China. Higher sales in Europe, Middle East and Africa reflect higher EASTAPAK polymer volume due to increased customer demand and new manufacturing capacity in Spain. A strong U.S. dollar against foreign currencies resulted in unfavorable currency exchange effects, primarily in Europe.

SUMMARY OF CONSOLIDATED RESULTS

                                                        FIRST QUARTER
(Dollars in millions)                                  1998        1997   CHANGE

SALES                                              $  1,148    $  1,171     (2)%

Sales reflect significantly higher volume and prices for the Company's container plastics and lower volume and prices for fibers and fine chemicals. Sales were negatively impacted by the strength of the U.S. dollar against foreign currencies, primarily in Europe.


                                                          FIRST QUARTER
(Dollars in millions)                                   1998         1997   CHANGE

GROSS PROFIT                                         $   254     $    260      (2)%
  As a percentage of sales                              22.1%        22.2%

Gross profit declined slightly as the effects of overall higher sales volume, favorable raw materials and energy prices and productivity gains were offset by unfavorable foreign currency effects, higher preproduction expenses related to new manufacturing capacities, and a shift in the mix of products sold.

                                                          FIRST QUARTER
(Dollars in millions)                                   1998         1997   CHANGE

SELLING AND GENERAL
 ADMINISTRATIVE EXPENSES                             $    75      $    78     (4)%
As a percentage of sales                                 6.5%         6.7%

                                                   FIRST QUARTER
(Dollars in millions)                             1998         1997   CHANGE

RESEARCH AND
 DEVELOPMENT COSTS                          $      46    $      48      (4)%
As a percentage of sales                          4.0%         4.1%

                                                   FIRST QUARTER
(Dollars in millions)                            1998         1997   CHANGE

GROSS INTEREST COSTS                        $      32    $      29
LESS CAPITALIZED INTEREST                          11           10
                                            ---------    ---------
NET INTEREST EXPENSE                        $      21    $      19       11%
                                            =========    =========

Interest costs increased due to an increase in long-term borrowings and commercial paper and higher overall effective interest rates.

                                                   FIRST QUARTER
(Dollars in millions)                            1998         1997   CHANGE

OTHER (INCOME) CHARGES, NET                     $  (2)      $    1     -%

Other income and other charges include interest income, royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                            1998                1997

For the first three months
  Ratio of earnings to fixed charges                            3.8x                 4.1x
At the period ended March 31 and December 31
  Current ratio                                                 1.9x                 1.6x
  Percent of long-term borrowings to total capital               50%                  49%
  Percent of floating-rate borrowings to total borrowings        19%                  12%

CASH FLOW                                                               FIRST QUARTER
(Dollars in millions)                                             1998                 1997

Net cash provided by (used in)
  Operating activities                                          $    50              $    53
  Investing activities                                             (155)                (189)
  Financing activities                                              119                  163
                                                                -------              -------
Net change in cash and cash equivalents                         $    14              $    27
                                                                =======              =======
Cash and cash equivalents at end of period                      $    43              $    51
                                                                =======              =======

Cash provided by operating activities was essentially level with first quarter 1997. As of April 30 funding related to the 1997 partial settlement/curtailment of the pension plan has been made. Cash used in investing activities declined as a result of reduced capital expansion activity in 1998. Cash provided by financing activities reflects an increase in commercial paper borrowings in 1998, proceeds received in 1997 from a $300 million issuance of 7.60% debentures due February 1, 2027 which were used to repay commercial paper borrowings outstanding at that time, treasury stock purchases in 1997, and the payment of dividends in both years.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

Eastman anticipates that total capital expenditures in 1998 will be between $550 million and $600 million and depreciation expense is expected to be approximately $350 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at March 31, 1998 for materials, supplies, and energy incident to the ordinary conduct of business totaling approximately $800 million.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility ("Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of March 31, 1998. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of March 31, 1998 the Company's commercial paper outstanding balance was $360 million at an effective interest rate of 5.72%. At March 31, 1997 the Company's commercial paper outstanding balance was $204 million at an effective interest rate of 5.59%.

The Company repurchased a total of 5,935,301 shares of common stock during 1995, 1996 and 1997 at a cost of $369 million, and is currently authorized to purchase up to an additional $231 million of its common stock. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In March 1998 the Company issued 536,188 treasury shares to the Eastman Employee Stock Ownership Plan in partial settlement of the 1997 Eastman Performance Plan obligation.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet the Company's foreseeable cash flow requirements.

DIVIDENDS                                                   FIRST QUARTER
                                                           1998        1997

Cash dividends declared per share                          $ .44       $ .44

YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with time-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty.

Assessment and remediation of the Company's business computer systems, manufacturing control systems, and other embedded-chip devices for compliance with the year 2000 is underway or in some cases completed. As a result of assessments, modifications, upgrades, or replacements planned, ongoing, or already completed, the Company believes that the year 2000 issue will not pose significant problems for the Company's business, operations, or operating systems. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for year 2000 compatibility requirements have not and will not have a material impact on the Company's financial position or results of operations.

The Company has identified and is contacting customers, suppliers, and other critical business partners to determine if entities with which the Company transacts business have an effective plan in place to address the year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own year 2000 issue. Contingency plans are being developed as needed.

HOLSTON DEFENSE CORPORATION

Holston Defense Corporation, a wholly owned subsidiary of the Company, has managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee since 1942 under contract with the Department of Army. The current contract expires December 31, 1998. Holston Defense Corporation has been notified that it is not a participant in the bidding process for the contract period beginning after December 31, 1998. The bidding process is still in progress, and its outcome and impact on Holston's continued management of the facility is currently uncertain. In the event that Holston Defense Corporation's management of the ammunition plant is terminated, payments to Holston Defense Corporation's employees, additional funding of pension and other postretirement benefits, and other termination costs could result. The Company expects that substantially all of these costs and payments would be ultimately reimbursed by the Department of Army, although delays in reimbursement may require the Company to advance funds to pay such costs. The management of the Company believes that the amounts, if any, not paid or recovered, or the advancement of funds by the Company pending such reimbursement or recovery, should not have a material effect on the consolidated financial position of the Company. The Company estimates the range of additional liabilities which it would accrue if Holston's management of the Facility were to terminate on December 31, 1998, without giving effect to any payment or reimbursement by the Department of Army, to be approximately $50 million to $75 million. Any unreimbursable amounts charged to future earnings are not expected to have a material adverse effect on the Company, although earnings in a particular quarter could be negatively impacted.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company believes that no significant changes to current segment reporting will be required by the new standard. In February 1998 the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes and improves disclosures related to pensions and other postretirement benefits. The Company will comply with requirements of these new standards which become effective for the Company's year-end 1998 financial reporting.

OUTLOOK

The Company expects higher sales and earnings for 1998 compared to 1997, driven by good demand and strong volume growth for products in all three segments as a result of new applications and new production capacity. However, ethylene and propylene derivatives such as oxo chemicals and polyethylene may face price and margin pressure as a result of additional industry capacity. Significant SPECTAR copolymer volume growth is expected due to strong demand and added production capacity in Malaysia. Volume growth is expected for the coatings line, driven by good demand for auto coatings and architectural coatings. Acetate tow volume is expected to stabilize as new industry capacity is absorbed and customer inventory reductions are completed, but prices will not improve from first quarter, 1998 levels and margin pressure is expected to continue. Modest growth in sales revenue is expected for fine chemicals based on increased volumes of pharmaceutical and agrochemical intermediates and the impact of new Epoxybutene-based derivatives. Moderate revenue growth is expected for performance chemicals. Within the Core Plastics segment, demand for EASTAPAK polymers is expected to continue to grow as new applications are developed and as applications move away from alternative packaging materials. Increased revenues and operating earnings are expected for container plastics products, driven by additional available capacity, reduced costs, and stable pricing. Recently introduced polyethylene performance polymers, MXSTEN and TENITE HIFOR, are expected to provide more profitable and less cyclical niche markets as they gain market acceptance. Within the Chemical Intermediates segment, a recently completed U.S. oxo plant expansion is expected to produce continued volume gains. Preproduction expenses related to new manufacturing facilities are expected to decline by the end of 1998 as these facilities begin production. Due to our limited exposure in Asia Pacific, the Company has not experienced any significant impact from the Asian financial crisis. However, if demand continues to weaken in Asia Pacific, it may have an indirect impact on our business in other regions.

The Company is focused on improving management of working capital by accelerating cash receipts, reducing inventories, and improving credit payment policies with suppliers.

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

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: relatively stable economic business conditions in North America, improving business conditions in Europe, and continued growth in Latin America, supporting continued good overall demand for the Company's products; no significant impact on results of operations due to the Asian financial crisis; no significant decline in overall selling prices, except for fibers and commodity polyethylene products; continued demand growth worldwide for EASTAPAK polymers; continued capacity additions within the PET industry worldwide; capacity additions within the ethylene industry worldwide; declines in preproduction expenses related to new manufacturing facilities; realization of recent EASTAPAK polymers price increases; stabilization of acetate tow demand and volume; relatively stable prices for and availability of key purchased raw materials; good market reception of new polyethylene products and continued shift of polyethylene product mix to less commodity products; availability of announced manufacturing capacity increases for container plastics, SPECTAR, coatings, and oxo products; and labor and material productivity gains sufficient to meet targeted cost structure reductions. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

-----------------------------------
EASTAPAK, SPECTAR, MXSTEN, TENITE and TENITE HIFOR are trademarks of Eastman Chemical Company.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         LEGAL PROCEEDINGS

         As previously reported, in May 1997 the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. Based upon subsequent communications with the TDEC and the U.S. Environmental Protection Agency, the Company believes that these agencies may be contemplating enforcement proceedings which, if commenced, could result in monetary sanctions in excess of the $100,000 threshold of Regulation S-K, Item 103, Instruction 5.C. under the Securities Exchange Act of 1934 for reporting such contemplated proceedings in this Report.

         The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the TDEC allegations described in the preceding paragraph, will have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN SECURITIES

         (c) On January 1, 1998, the Company granted options to purchase an aggregate of 840 shares of its common stock on or after July 1, 1998 at an exercise price of $59.5625 per share. Such options were granted to non-employee directors who elected under the 1996 Non-Employee Director Stock Option Plan to receive options in lieu of all or a portion of their semi-annual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933.

                  The Company did not sell any other equity securities during the quarterly period ended March 31, 1998 in transactions not registered under the Securities Act of 1933. For information concerning issuance of shares of Common Stock in March 1998 to the Company's ESOP, see Part I. Financial Information -- Item
                  1. Financial Statements -- Note 5 to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed as part of this report are listed in the
                  Exhibit Index appearing on page 18.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Eastman Chemical Company



Date:  April 30, 1998               By: /s/ Allan R. Rothwell
                                        ---------------------
                                        Allan R. Rothwell
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (On behalf of the Registrant and as
                                        Principal Financial Officer)

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

  4.07 Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)



                                           EXHIBIT INDEX
  EXHIBIT                                   DESCRIPTION                                SEQUENTIAL
  NUMBER                                                                                   PAGE

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

*10.01            Eastman Annual Performance Plan (amended and restated
                  effective March 4, 1998)                                                  20-25

*10.02            Eastman Performance Plan (amended and restated effective
                  March 4, 1998)                                                            26-38

*10.03            Eastman 1996-1998 Long-Term Performance Subplan (as
                  amended) of 1994 Omnibus Long-Term Compensation Plan                      39-46

*10.04            Eastman 1998-2000 Long-Term Performance Subplan (as
                  amended) of 1997 Omnibus Long-Term Compensation Plan                      47-55

 12.01            Statement re Computation of Ratios of Earnings to Fixed
                  Charges                                                                      56

 27.01            Financial Data Schedule (for SEC use only)

 27.02-27.08      Restated Financial Data Schedules for 1996 and 1997 (for SEC
                  use only)

 99.01            Supplemental Business Segment Information                                    57


---------------------------------------------------------------------------------------------------


*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.