Form 10-Q
period 1998-06-30
EASTMAN CHEMICAL CO
filed 1998-08-03
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

Registrant's telephone number, including area code: (423) 229-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
                 Class                                   June 30, 1998

 Common Stock, par value $0.01 per share                  79,241,486
 (including rights to purchase shares of
Common Stock or Participating Preferred Stock)


-------------------------------------------------------------------------------
                  PAGE 1 OF 23 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 20

                                TABLE OF CONTENTS

     -------------------------------------------------------------------------------------------------
     ITEM                                                                                        PAGE
     -------------------------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION

     1.  Financial Statements                                                                     3-8

     2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                   9-16

                           PART II. OTHER INFORMATION

     1.  Legal Proceedings                                                                         17

     4.  Submission of Matters to a Vote of Security Holders                                       17

     6.  Exhibits and Reports on Form 8-K                                                          18



                                   SIGNATURES

         Signatures                                                                                19

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE INCOME,
                              AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                SECOND QUARTER       FIRST SIX MONTHS
                                               1998        1997      1998        1997
EARNINGS
Sales                                         $ 1,165    $ 1,208    $ 2,313    $ 2,379
Cost of sales                                     868        925      1,762      1,836
                                              -------    -------    -------    -------
Gross profit                                      297        283        551        543

Selling and general administrative expenses        85         84        160        162
Research and development costs                     48         42         94         90
                                              -------    -------    -------    -------
Operating earnings                                164        157        297        291

Interest expense, net                              21         22         42         41
Other income, net                                   6          6          8          5
                                              -------    -------    -------    -------
Earnings before income taxes                      149        141        263        255

Provision for income taxes                         52         51         92         93
                                              -------    -------    -------    -------
Net earnings                                  $    97    $    90    $   171    $   162
                                              =======    =======    =======    =======

Net earnings per share
     --Basic earnings per share               $  1.22    $  1.15    $  2.17    $  2.08
                                              =======    =======    =======    =======
     --Diluted earnings per share             $  1.21    $  1.14    $  2.15    $  2.06
                                              =======    =======    =======    =======

COMPREHENSIVE INCOME
Net earnings                                  $    97    $    90    $   171    $   162
Other comprehensive income (loss)                  (2)        (4)        (3)       (27)
                                              -------    -------    -------    -------
Comprehensive income                          $    95    $    86    $   168    $   135
                                              =======    =======    =======    =======

RETAINED EARNINGS
Retained earnings at beginning of period      $ 2,117    $ 1,966    $ 2,078    $ 1,929
Net earnings                                       97         90        171        162
Cash dividends declared                           (35)       (34)       (70)       (69)
                                              -------    -------    -------    -------
Retained earnings at end of period            $ 2,179    $ 2,022    $ 2,179    $ 2,022
                                              =======    =======    =======    =======



The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)

                                                                    JUNE 30,  DECEMBER 31,
                                                                     1998         1997
ASSETS
Current assets
  Cash and cash equivalents                                         $    33    $    29
  Receivables                                                           877        793
  Inventories                                                           566        511
  Other current assets                                                  124        157
                                                                    -------    -------
    Total current assets                                              1,600      1,490
                                                                    -------    -------
Properties
  Properties and equipment at cost                                    8,332      8,104
  Less: Accumulated depreciation                                      4,362      4,223
                                                                    -------    -------
    Net properties                                                    3,970      3,881
                                                                    -------    -------
Other noncurrent assets                                                 412        407
                                                                    -------    -------
   Total assets                                                     $ 5,982    $ 5,778
                                                                    =======    =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables and other current liabilities                            $   771    $   954
                                                                    -------    -------
       Total current liabilities                                        771        954

  Long-term borrowings                                                1,853      1,714
  Deferred income tax credits                                           390        397
  Postemployment obligations                                            840        724
  Other long-term liabilities                                           227        236
                                                                    -------    -------
    Total liabilities                                                 4,081      4,025
                                                                    -------    -------
 Shareowners' equity
    Common stock ($0.01 par - 350,000,000 shares authorized;
      shares issued - 84,410,052 and 84,144,672)                          1          1
    Paid-in capital                                                      93         77
    Retained earnings                                                 2,179      2,078
    Other comprehensive income (loss)                                   (40)       (37)
                                                                    -------    -------
                                                                      2,233      2,119
    Less: Treasury stock at cost (5,353,123 and 5,889,311 shares)       332        366
                                                                    -------    -------
       Total shareowners' equity                                      1,901      1,753
                                                                    -------    -------
       Total liabilities and shareowners' equity                    $ 5,982    $ 5,778
                                                                    =======    =======

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)

                                                                      FIRST SIX MONTHS
                                                                      1998       1997
Cash flows from operating activities
  Net earnings                                                      $   171    $   162
                                                                    -------    -------
  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                                      168        159
      Provision (benefit) for deferred income taxes                      25        (11)
      Increase in receivables                                           (89)       (90)
      Increase in inventories                                           (56)       (26)
      Increase (decrease) in incentive pay and
        employee benefit liabilities                                    (32)         4
      Increase (decrease) in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities                  (6)        67
      Other items, net                                                   28         (2)
                                                                    -------    -------
    Total adjustments                                                    38        101
                                                                    -------    -------
    Net cash provided by operating activities                           209        263
                                                                    -------    -------
Cash flows from investing activities
  Additions to properties and equipment                                (268)      (394)
  Proceeds from sales of assets                                           1          2
  Capital advances to suppliers                                         (21)       (22)
  Other items                                                             -         (2)
                                                                    -------    -------
    Net cash used in investing activities                              (288)      (416)
                                                                    -------    -------
Cash flows from financing activities
  Net increase (decrease) in commercial paper borrowings                139        (51)
  Proceeds from long-term borrowings                                      -        295
  Dividends paid to shareowners                                         (70)       (70)
  Treasury stock purchases                                                -         (8)
  Other items                                                            14          3
                                                                    -------    -------
    Net cash provided by financing activities                            83        169
                                                                    -------    -------
    Net change in cash and cash equivalents                               4         16

Cash and cash equivalents at beginning of period                         29         24
                                                                    -------    -------
Cash and cash equivalents at end of period                          $    33    $    40
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

2.  INVENTORIES

                                                                    JUNE 30,  DECEMBER 31,
(Dollars in millions)                                                 1998        1997
At FIFO or average cost (approximates current cost):

  Finished goods                                                    $   460    $   436
  Work in process                                                       144        140
  Raw materials and supplies                                            214        211
                                                                    -------    -------
Total inventories at FIFO or average cost                               818        787

Reduction to LIFO value                                                (252)      (276)
                                                                    -------    -------
Total inventories at LIFO value                                     $   566    $   511
                                                                    =======    =======

    Inventories valued on the LIFO method are approximately 70-75% of total inventories in each of the periods.

3.  EARNINGS PER SHARE

                                                             SECOND QUARTER           FIRST SIX MONTHS
                                                             1998     1997             1998      1997
    Shares used for earnings per share calculation
    (in millions):
        --Basic                                              79.0     78.2             78.7      77.9
        --Diluted                                            79.9     78.8             79.5      78.5

    Certain shares underlying options outstanding during the second quarters of 1998 and 1997 and at June 30, 1998 and 1997 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than average market price of the common shares. Excluded from second quarter of 1998 and 1997 calculations were shares underlying options to purchase 19,461 common shares at a range of prices from $68.3875 to $74.25 and 575,721 common shares at a range of prices from $56.8750 to $74.25, respectively. Excluded from the year to date 1998 and 1997 calculations were shares underlying options to purchase 77,960 common shares at a range of prices from $66.125 to $74.25 and 577,277 at a range of prices from $56.8750 to $74.25, respectively.

    Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the conditions to exercise had not been met as to any of the shares as of June 30, 1998.

4.  HOLSTON DEFENSE CORPORATION

    Holston Defense Corporation ("Holston"), a wholly owned subsidiary of the Company, has, as its sole business, managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the "Facility") since 1949 under a series of contracts with the Department of Army (the "DOA"). Holston is currently managing the Facility under a contract that terminates on December 31, 1998 (the "Contract"). The DOA has concluded the previously reported bidding process and has awarded a contract to manage the facility to a third party commencing January 1, 1999. Accordingly, Holston will not continue to manage the Facility after termination of the Contract.

    The Contract generally provides for payment of a management fee to Holston and reimbursement by the DOA of allowable costs incurred by Holston for the operation of the Facility. Holston's operating results historically have been insignificant to the Company's consolidated sales and earnings.

    Pension and other postretirement benefits are currently provided to Holston's present and past employees under the terms of Holston's plans. Termination of Holston's management of the Facility will result in termination payments to certain Holston employees and will require additional funding for the acceleration of obligations under the pension and other postretirement benefit plans. Delays in payment or reimbursement by the DOA of all or portions of these costs will likely require the Company to advance funds to pay such costs. The Company expects that the DOA will reimburse the Company for all costs associated with termination of the Contract.

    The Company has previously recognized, in accordance with generally accepted accounting principles, pension and other postretirement benefit obligations totaling approximately $95 million. The Company expects that the DOA will reimburse previously recognized pension and other postretirement benefit obligations and such amounts will be credited to earnings at the time of receipt of reimbursement from the DOA. The reimbursements may or may not occur in a single payment.

    The Company is negotiating with the DOA the settlement of postretirement benefit obligations. The Company's potential obligation for postretirement benefit obligations, if any, in excess of the negotiated amount will be recognized as a liability at such time that it is probable and reasonably estimable that projected benefit obligations exceed assets provided by the DOA.

    In second quarter 1998 the Company recognized additional liabilities of approximately $35 million for termination and pension curtailment. The recognition of these liabilities had no effect on earnings because the Company recorded a receivable from the DOA for the reimbursement of such amounts. The Company expects that any additional obligations recognized upon termination of the Contract will be reimbursed by the DOA.

    Although the DOA's position with respect to similar contracts is that it has no legal liability for unfunded postretirement benefit costs, other than pension obligations, and the DOA may disagree with the specific amount of other postretirement obligations, it is the opinion of the Company, based on the Contract terms, applicable law, and legal and equitable precedents, that substantially all of the other postretirement benefit costs will be paid by the DOA or recovered from the government in related proceedings, and that the amounts, if any, not paid or recovered, or the advancement of funds by the Company pending such reimbursement or recovery, should not have a material adverse effect on the consolidated financial position or results of operations of the Company.


5.  DIVIDENDS                         SECOND QUARTER    FIRST SIX MONTHS
                                      1998     1997       1998    1997
Cash dividends declared per share   $   .44  $   .44    $   .88  $  .88

6.  SUPPLEMENTAL CASH FLOW INFORMATION

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

7.  COMPREHENSIVE INCOME

    The Company adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. Components of other comprehensive income (loss) are cumulative translation adjustments and minimum pension liabilities. Amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

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

RESULTS OF OPERATIONS

EARNINGS

(Dollars in millions, except              SECOND QUARTER                     FIRST SIX MONTHS
per share amounts)                   1998      1997        CHANGE        1998     1997   CHANGE
Operating earnings                  $ 164     $ 157          4%         $ 297    $ 291    2%
Net earnings                           97        90          8%           171      162    6%
Net earnings per share
   --Basic Earnings Per Share        1.22      1.15          6%          2.17     2.08    4%
   --Diluted Earnings Per Share      1.21      1.14          6%          2.15     2.06    4%

The Company's earnings overall for the quarter and six months improved as a result of higher sales volumes and lower costs for most major raw materials including propane feedstock, paraxylene, purified terephthalic acid ("PTA"), ethylene glycol and natural gas. The decrease in raw materials costs exceeded the erosion in selling prices which occurred in most product lines and margins generally improved. During second quarter the Company's new plants in Rotterdam began operations for the production of EASTAPAK polymers and PTA, a raw material used in the production of EASTAPAK polymers. Additionally, the Company's new EASTAPAK polymer plant in Argentina and copolyester manufacturing facility in Malaysia began operations. Preproduction costs were higher for the quarter and six months, but will decrease as a result of the startup late in second quarter of these new manufacturing sites.

Operating results for the quarter and six months reflected substantial improvement in results for container plastics but continuing tough comparisons for fibers. Container plastics results reflected higher selling prices and lower unit costs attributable mainly to favorable raw material costs and efficient plant operations. However, fibers sales and earnings continued to reflect industry overcapacity and lower sales, mainly in China.

Productivity gains and cost structure improvements achieved as a result of the Company's Advantaged Cost 2000 initiative and a lower effective tax rate had a positive effect on results for the quarter and six months. Income from equity investments was slightly lower for the quarter but higher for six months. A stronger U.S. dollar produced an unfavorable effect on sales denominated in currencies other than U.S. dollars, although the earnings impact was largely offset by gains realized on currency hedging transactions. The negative effect on net earnings from foreign currency fluctuations was not significant.

SUMMARY BY INDUSTRY SEGMENT

SPECIALTY AND PERFORMANCE SEGMENT

                       SECOND QUARTER              FIRST SIX MONTHS
(Dollars in millions)  1998     1997     CHANGE     1998       1997      CHANGE
Sales                  $643     $675      (5)%     $1,263     $1,344      (6)%
Operating earnings      104      120     (13)%        200        248     (19)%

Significantly lower sales volume and prices for acetate tow reflecting industry overcapacity, mainly in China, substantially decreased sales and earnings for the quarter and six months for the segment overall. Higher volumes and selling prices for specialty plastics reflected strong sales in Europe and North America and growth in the demand for SPECTAR and EASTAR. Fine chemicals results for six months reflected a decline in customer demand and timing related to several custom projects, although for the quarter, revenues and earnings were up slightly. Sales for coatings, inks and resins for the quarter and six months declined due to generally lower selling prices, a shift in the mix of products sold, and industry overcapacity. Performance chemicals sales declined, reflecting the effect of businesses discontinued in 1997 and decreased volume and selling prices for sorbates attributable to industry overcapacity. Operating earnings for the segment overall were positively impacted by significantly lower costs for raw materials and energy and cost structure improvements, but negatively impacted by lower sales and earnings for fibers.

CORE PLASTICS SEGMENT

                              SECOND QUARTER              FIRST SIX MONTHS
(Dollars in millions)         1998     1997       CHANGE   1998      1997     CHANGE
Sales                         $349     $ 351        (1)%   $689     $ 669         3%
Operating earnings (loss)       23        (3)     >100%      22       (25)     >100%

Container plastics results improved significantly for the quarter and six months due to higher EASTAPAK polymers selling prices and lower raw materials costs. Preproduction costs related to new manufacturing sites were higher than 1997 for the quarter and six months, but are expected to decline following the second quarter startup of new facilities in Rotterdam and Argentina. Polyethylene selling prices and margins were negatively impacted by the effect of excess industry capacities for ethylene and polyethylene. However, this was offset partially by increased sales of specialty grade polyethylene performance polymers and lower raw materials cost. Segment earnings were positively impacted by cost structure improvements.

CHEMICAL INTERMEDIATES SEGMENT

                       SECOND QUARTER           FIRST SIX MONTHS
(Dollars in millions)  1998     1997    CHANGE    1998     1997     CHANGE
Sales                  $173     $182     (5)%     $361     $366      (1)%
Operating earnings       37       40     (8)%       75       68      10%

Generally lower selling prices attributable to excess industry capacity and competitive market conditions negatively impacted sales and earnings for the quarter and six months, but the effect was partially offset by higher volumes, favorable product mix, cost structure improvements and favorable raw materials and energy costs.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

                                    SECOND QUARTER              FIRST SIX MONTHS
(Dollars in millions)               1998     1997    CHANGE      1998       1997      CHANGE
United States and Canada            $778     $784      (1)%     $1,532     $1,547      (1)%
Asia Pacific                         106      140     (24)         204        271     (25)
Europe, Middle East, and Africa      195      202      (3)         402        394       2
Latin America                         86       82       5          175        167       5

Sales in the United States for second quarter 1998 were $727 million, down 2% from 1997 second quarter sales of $742 million. For six months, sales in the United States were $1,440 million compared to $1,462 million in 1997. For the quarter and six months, higher overall sales volume was offset by overall lower selling prices and the effect of a shift in the mix of products sold.

Sales outside the United States for second quarter 1998 were $438 million, down 6% from 1997 second quarter sales of $466 million. Sales outside the United States were 38% of total sales in second quarter 1998 compared with 39% for second quarter 1997. For six months, sales outside the United States were $873 million, a decline of 5% from 1997 sales of $917 million. Decreased sales in Asia Pacific for the quarter and six months are mainly a result of lower sales volumes and prices for acetate tow resulting from excess industry capacity, although some decline is attributable to the region's economic situation. Sales in Europe, Middle East and Africa reflect lower volume for the quarter although volume for the year is still well above 1997. A strong U.S. dollar against foreign currencies resulted in unfavorable currency exchange effects, primarily in Europe.

SUMMARY OF CONSOLIDATED RESULTS

                          SECOND QUARTER                 FIRST SIX MONTHS
(Dollars in millions)     1998       1997     CHANGE     1998       1997     CHANGE
SALES                    $1,165     $1,208     (4)%     $2,313     $2,379     (3)%

Sales for six months reflect significantly higher volumes and prices for the Company's container and specialty plastics, lower volumes and prices for fibers and performance chemicals, decreased customer demand for fine chemicals, and generally lower selling prices in other product lines. For the quarter, higher selling prices for specialty plastics, container plastics, and fine chemicals were offset by overall lower selling prices in other product lines and a shift in the mix of products sold. For the quarter and six months, sales were negatively affected by the strength of the U.S. dollar against foreign currencies, primarily in Europe.

                                 SECOND QUARTER                   FIRST SIX MONTHS
(Dollars in millions)           1998        1997          CHANGE  1998        1997  CHANGE
GROSS PROFIT                   $  297      $  283           5%   $  551      $  543   1%
  As a percentage of sales       25.5%       23.4%                 23.8%       22.8%

Although selling prices were generally lower, margins improved due to significantly lower raw materials and energy costs and productivity gains, offset somewhat by higher preproduction costs and a shift in the mix of products sold.

                                 SECOND QUARTER                FIRST SIX MONTHS
(Dollars in millions)           1998       1997        CHANGE  1998        1997   CHANGE
SELLING AND GENERAL
ADMINISTRATIVE EXPENSES        $   85     $   84          1%  $  160      $162     (1)%
  As a percentage of sales        7.3%       7.0%                6.9%      6.8%


                              SECOND QUARTER               FIRST SIX MONTHS
(Dollars in millions)         1998       1997    CHANGE    1998        1997   CHANGE
RESEARCH AND
DEVELOPMENT COSTS            $  48      $  42      14%     $  94      $  90      4%
As a percentage of sales       4.1%       3.5%               4.1%       3.8%


                             SECOND QUARTER          FIRST SIX MONTHS
(Dollars in millions)        1998    1997     CHANGE    1998    1997   CHANGE
INTEREST COSTS                $33     $31               $65     $60
LESS CAPITALIZED INTEREST      12       9                23      19
                              ---     ---               ---     ---
NET INTEREST EXPENSE          $21     $22      (5)%     $42     $41     2%
                              ===     ===               ===     ===

Interest costs were higher for the quarter and six months as a result of an increase in long-term borrowings consistent with the Company's capital expansion and operating activities.

                           SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)     1998        1997      CHANGE        1998        1997       CHANGE
OTHER INCOME, NET          $6          $6          -%          $8          $5          60%

Other income and other charges include interest income, royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                                1998             1997
For the first six months
  Ratio of earnings to fixed charges                                4.2x             4.4x
At the period ended June 30 and December 31
  Current ratio                                                     2.1x             1.6x
  Percent of long-term borrowings to total capital                    49%              49%
  Percent of floating-rate borrowings to total borrowings             19%              12%

CASH FLOW                                                              FIRST SIX MONTHS
(Dollars in millions)                                               1998             1997
Net cash provided by (used in)
  Operating activities                                             $ 209            $ 263
  Investing activities                                              (288)            (416)
  Financing activities                                                83              169
                                                                   -----            -----
Net change in cash and cash equivalents                            $   4            $  16
                                                                   =====            =====
Cash and cash equivalents at end of period                         $  33            $  40
                                                                   =====            =====

Cash provided by operating activities decreased from six months 1997 due primarily to an increase in inventories related to new manufacturing sites and the funding of pension obligations, partially offset by changes to employee benefits, incentive pay and other liabilities. Cash used in investing activities declined as a result of reduced capital expansion activity in 1998. Cash provided by financing activities reflects an increase in commercial paper borrowings in 1998, proceeds received in 1997 from a $300 million issuance of 7.60% debentures due February 1, 2027 which were used to repay commercial paper borrowings outstanding at that time, treasury stock purchases in 1997, and the payment of dividends in both years.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

Eastman anticipates that total capital expenditures in 1998 will be approximately $550 million and depreciation expense is expected to be approximately $350 million. For 1999 the Company's preliminary estimate is that capital expenditures will be approximately the same as or lower than 1998. Long-term commitments related to planned capital expenditures are not material.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility ("Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.075% as of June 30, 1998. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of June 30, 1998 the Company's commercial paper outstanding balance was $352 million at an effective interest rate of 5.73%. At June 30, 1997 the Company's commercial paper outstanding balance was $204 million at an effective interest rate of 5.59%.

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

DIVIDENDS                                                      SECOND QUARTER       FIRST SIX MONTHS
                                                              1998       1997       1998       1997
Cash dividends declared per share                           $   .44    $   .44    $   .88    $   .88


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

The Company's internal assessment and remediation effort can be summarized in three categories: computerized business systems; computerized distributed control systems for manufacturing; and other devices using embedded chips which may have a date function.

Remediation and final testing of the Company's business computer systems is nearly complete. Very few problems have surfaced in this area, primarily because of the Company's aggressive implementation of enterprise software and standardized desktop/office software earlier in this decade.

Identification of potential date dependent manufacturing distributed control systems and devices is nearly complete. Parallel assessment and remediation is proceeding. A testing plan has been approved by senior management, which will test manufacturing distributed control systems and a representative sample of programmable logic controllers and control system devices that may have date functions. The Company's current goal for manufacturing distributed control systems is to complete assessment, testing and most of the remediation or workaround solutions on critical control loops early in 1999. However, because of plant scheduling and equipment lead times, some work may occur later in the year. Low priority control loops may not be tested or remediated and would be managed by contingency plans. Although some risk is inherent with this plan, the Company believes the risk is controllable with contingency plans being developed and that this plan does not pose significant problems for the Company's various manufacturing distributed control systems.

Testing, remediation or workaround solutions for other devices with embedded chips continues on a schedule with a targeted completion of end of year 1998.

As a result of assessments, modifications, upgrades, or replacements planned, ongoing or already completed, the Company believes the year 2000 issue will not pose significant problems for the Company's business, processes and operations. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for year 2000 compatibility requirements have not and will not have a material impact on the Company's financial position or results of operations.

The Company has identified and is communicating with customers, suppliers, and other critical service providers to determine if entities with which the Company transacts business have an effective plan in place to address the year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own year 2000 issue. The Company is relying on statements from our service and goods suppliers and is not auditing suppliers' preparation plans. Risks associated with this approach are being identified and contingency plans will be developed as needed.

HOLSTON DEFENSE CORPORATION

Holston Defense Corporation, a wholly owned subsidiary of the Company, has managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee since 1949 under contract with the Department of Army. The current contract will terminate December 31, 1998. The DOA has concluded the previously reported bidding process and has awarded a contract to manage the facility to a third party commencing January 1, 1999. Accordingly, Holston Defense Corporation will not continue to manage the facility after termination of the contract. The Company has recognized liabilities associated with Holston's curtailment of pension, other postretirement benefits and other termination costs in accordance with generally accepted accounting principles.

The recording in second quarter 1998 of previously unrecognized liabilities had no effect on earnings because the Company also recorded a receivable from the DOA for reimbursement of such amounts. Reimbursement of certain previously recognized pension and postretirement benefit costs will be credited to earnings at the time of receipt of reimbursement from the DOA. The Company expects the DOA to reimburse substantially all such costs and payments, but delays in reimbursement may require the Company to advance funds to pay such costs. The Company expects no significant impact on financial position or results of operations related to termination of the contract. See Note 4 to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company will adopt this standard effective with yearend 1998 financial reporting and is evaluating the impact of this standard on its current segment reporting.

In February 1998 the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes and improves disclosures related to pensions and other postretirement benefits. The Company will comply with the new disclosure requirements of this standard which become effective for the Company's yearend 1998 financial reporting.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is evaluating the effect of this standard on its financial statements and will comply with requirements of the new standard which become effective for the Company's 2000 financial reporting cycle. Given our existing activities, the Company expects no material affect on net earnings, but the standard will impact other comprehensive income.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998 and requires capitalization of certain internal-use computer software costs. The Company will comply with the requirements of this SOP effective for the Company's 1999 financial reporting. The Company's current practice has been to expense such costs as incurred. Consequently, in the first year of adoption, the standard will likely result in a favorable effect on earnings.

OUTLOOK

The Company expects sales and earnings for 1998 to be higher than 1997. Generally lower selling prices for 1998 are expected to partially offset the effect of higher sales volumes generated by new capacities and market growth. Ethylene and propylene derivatives such as polyethylene and oxo chemicals will continue to experience price and margin pressure in the second half of 1998 as a result of additional industry capacity. Significant continued SPECTAR copolymer volume growth is expected for the remainder of the year due to strong demand and added production capacity in Malaysia. Acetate tow volume is expected to stabilize in the second half of 1998 as new industry capacity is absorbed, but prices will not improve from second quarter levels and margin pressure is expected to continue. Modest growth in sales revenue for 1998 is expected for fine chemicals based on increased volumes of pharmaceutical and agrochemical intermediates and the impact of new Epoxybutene-based derivatives. Within the Core Plastics segment, demand for EASTAPAK polymers is expected to continue to grow for the remainder of the year as new applications are developed and as applications move away from alternative packaging materials. Higher revenues and operating earnings for container plastics are expected for the remainder of 1998, but the Company continues to explore options for diminishing the impact of this business on its portfolio. Recently introduced polyethylene performance polymers, MXSTEN and TENITE HIFOR, are expected to provide more profitable and less cyclical niche markets as they gain market acceptance through the remainder of 1998. Within the Chemical Intermediates segment, the completed oxo plant expansion is expected to produce continued volume gains for the remainder of 1998, although prices are expected to experience pressure due to industry overcapacity.

Following the second quarter 1998 startup of three new manufacturing facilities, capitalized interest and preproduction expenses are expected to decrease, but interest expense and depreciation are expected to increase.

The Company is making good progress toward its Advantaged Cost 2000 initiative of $500 million in cost structure improvements by the year 2000. Improvements in labor and material costs and productivity gains totaling over $100 million were achieved in 1997. The Company expects to meet its 1998 goal through on-going business process improvements and increased volumes from new and existing plants.

Due to our limited exposure in Asia, the Company has experienced minor impact from the Asian financial crisis. If demand continues to weaken in Asia, it may have an indirect impact on our business in other regions.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; planned capacity increases and capital spending; the year 2000 issue; the Asian financial crisis; expected tax rates and depreciation; and supply and demand, volumes, price, costs, margins, and sales and earnings expectations and strategies for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: relatively stable economic business conditions in North America, continued improvement in business conditions in Europe, and continued growth in Latin America, supporting continued good overall demand for the Company's products; no significant direct or indirect impact on results of operations due to the Asian financial crisis; downward pressure on selling prices overall; continued demand growth worldwide for EASTAPAK polymers; continued capacity additions within the PET industry worldwide; capacity additions within the ethylene industry worldwide; declines in preproduction expenses related to new manufacturing facilities; realization of recent EASTAPAK polymers price increases; stabilization of acetate tow demand and volume; availability of key purchased raw materials with stabilization of or no significant increase in costs; continuing good market reception of new polyethylene products and continued shift of polyethylene product mix to less commodity products; availability of announced manufacturing capacity increases for container plastics, SPECTAR, coatings, and oxo products; and labor and material productivity gains sufficient to meet targeted cost structure reductions. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

-----------------------------------
EASTAPAK, SPECTAR, EASTAR, MXSTEN, TENITE and TENITE HIFOR are trademarks of Eastman Chemical Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1998 Annual Meeting of Shareowners was held on May 7, 1998. Two items of business were acted upon at the meeting: (i) election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Shareowners in 2001 and until their successors are duly elected and qualified; and (ii) ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company until the Annual Meeting of Shareowners in 1999.

          The results of the voting for the election of directors were as follows:

                                                              Votes                          Broker
               Nominee                      Votes For        Withheld     Abstentions       Nonvotes
             -----------                    ---------        --------    --------------   -----------
          H. Jesse Arnelle                  59,596,751       622,878           0              0
          R. Wiley Bourne, Jr.              59,625,642       593,987           0              0
          Dr. John A. White                 59,618,295       601,334           0              0

          Accordingly, each of the three nominees received a plurality of the votes cast and was elected.

          The results of the voting on the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants were as follows:

                Votes For          Votes Against      Abstentions      Broker Nonvotes
              ------------       -----------------  --------------  --------------------
               60,010,872             101,891           106,866               0

          Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 20.

           (b) Reports on Form 8-K

               The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Eastman Chemical Company

Date:  July 29, 1998                 By:    /s/ Allan R. Rothwell
                                            -----------------------------------
                                            Allan R. Rothwell
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (On behalf of the Registrant and as
                                            Principal Financial Officer)

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

 12.01            Statement re Computation of Ratios of Earnings to Fixed Charges            22

 27.01            Financial Data Schedule (for SEC use only)

 99.01            Supplemental Business Segment Information                                  23