Form 10-Q
period 1998-09-30
EASTMAN CHEMICAL CO
filed 1998-11-03
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    --------------

                         Commission file number 1-12626

                            EASTMAN CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)

                       DELAWARE                      62-1539359
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

                  100 N. EASTMAN ROAD
                 KINGSPORT, TENNESSEE                   37660
         (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (423) 229-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
                 Class                                 September 30, 1998

 Common Stock, par value $0.01 per share                   79,243,594
 (including rights to purchase shares of
  Common Stock or Participating Preferred Stock)







-------------------------------------------------------------------------------
                 PAGE 1 OF 46 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 20

                           TABLE OF CONTENTS

--------------------------------------------------------------------------------

ITEM                                                                      PAGE
--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

1.  Financial Statements                                                  3 - 8

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                  9-16


                           PART II. OTHER INFORMATION

1.  Legal Proceedings                                                        17

2.  Changes in Securities                                                     17

6.  Exhibits and Reports on Form 8-K                                         18



                                   SIGNATURES

         Signatures                                                          19

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE INCOME,
                              AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                  THIRD QUARTER         FIRST NINE MONTHS
                                                 1998        1997        1998        1997
EARNINGS
Sales                                          $ 1,131     $ 1,145     $ 3,444     $ 3,524
Cost of sales                                      870         857       2,632       2,693
                                               -------     -------     -------     -------
Gross profit                                       261         288         812         831

Selling and general administrative expenses         75          85         235         247
Research and development costs                      45          55         139         145
                                               -------     -------     -------     -------
Operating earnings                                 141         148         438         439

Interest expense, net                               28          26          70          67
Other income, net                                   10          26          18          31
                                               -------     -------     -------     -------
Earnings before income taxes                       123         148         386         403

Provision for income taxes                          43          52         135         145
                                               -------     -------     -------     -------
Net earnings                                   $    80     $    96     $   251     $   258
                                               =======     =======     =======     =======

Net earnings per share
     --Basic earnings per share                $  1.01     $  1.23     $  3.18     $  3.31
                                               =======     =======     =======     =======
     --Diluted earnings per share              $  1.00     $  1.22     $  3.15     $  3.28
                                               =======     =======     =======     =======

COMPREHENSIVE INCOME
Net earnings                                   $    80     $    96     $   251     $   258
Other comprehensive income (loss)                   32         (20)         29         (47)
                                               -------     -------     -------     -------
Comprehensive income                           $   112     $    76     $   280     $   211
                                               =======     =======     =======     =======

RETAINED EARNINGS
Retained earnings at beginning of period       $ 2,179     $ 2,022     $ 2,078     $ 1,929
Net earnings                                        80          96         251         258
Cash dividends declared                            (35)        (34)       (105)       (103)
                                               -------     -------     -------     -------
Retained earnings at end of period             $ 2,224     $ 2,084     $ 2,224     $ 2,084
                                               =======     =======     =======     =======






The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)

                                                                     SEPTEMBER 30, DECEMBER 31,
                                                                         1998          1997
ASSETS
Current assets
  Cash and cash equivalents                                            $    86       $    29
  Receivables                                                              840           793
  Inventories                                                              568           511
  Other current assets                                                     185           157
                                                                       -------       -------
    Total current assets                                                 1,679         1,490
                                                                       -------       -------
Properties
  Properties and equipment at cost                                       8,457         8,104
  Less: Accumulated depreciation                                         4,451         4,223
                                                                       -------       -------
    Net properties                                                       4,006         3,881
                                                                       -------       -------
Other noncurrent assets                                                    454           407
                                                                       -------       -------
   Total assets                                                        $ 6,139       $ 5,778
                                                                       =======       =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables and other current liabilities                               $   982       $   954
                                                                       -------       -------
       Total current liabilities                                           982           954

Long-term borrowings                                                     1,821         1,714
Deferred income tax credits                                                439           397
Postemployment obligations                                                 698           724
Other long-term liabilities                                                221           236
                                                                       -------       -------
       Total liabilities                                                 4,161         4,025
                                                                       -------       -------
Shareowners' equity
 Common stock ($0.01 par - 350,000,000 shares authorized;
   shares issued - 84,412,160 and 84,144,672)                                1             1
 Paid-in capital                                                            93            77
 Retained earnings                                                       2,224         2,078
 Other comprehensive income (loss)                                          (8)          (37)
                                                                       -------       -------
                                                                         2,310         2,119
 Less: Treasury stock at cost (5,353,123 and 5,889,311 shares)             332           366
                                                                       -------       -------
       Total shareowners' equity                                         1,978         1,753
                                                                       -------       -------
       Total liabilities and shareowners' equity                       $ 6,139       $ 5,778
                                                                       =======       =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                              (DOLLARS IN MILLIONS)

                                                                    FIRST NINE MONTHS
                                                                     1998       1997
Cash flows from operating activities
  Net earnings                                                      $ 251       $ 258
                                                                    -----       -----

  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                                    258         242
      Provision for deferred income taxes                              16           6
      Increase in receivables                                         (45)        (54)
      Increase in inventories                                         (55)        (76)
      Increase in incentive pay and
        employee benefit liabilities                                   18          49
      Increase (decrease) in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities                (4)         91
      Other items, net                                                 20          (7)

    Total adjustments                                                 208         251
                                                                    -----       -----
    Net cash provided by operating activities                         459         509
                                                                    -----       -----
Cash flows from investing activities
  Additions to properties and equipment                              (368)       (567)
  Acquisitions and investments in joint ventures                      (32)         --
  Proceeds from sales of assets                                         1          19
  Capital advances to suppliers                                       (21)        (22)
  Other items, net                                                     --          (2)
                                                                    -----       -----
    Net cash used in investing activities                            (420)       (572)
                                                                    -----       -----
Cash flows from financing activities
  Net increase (decrease) in commercial paper borrowings               84        (113)
  Proceeds from long-term borrowings                                   23         295
  Dividends paid to shareowners                                      (105)       (104)
  Treasury stock purchases                                             --          (8)
  Other items, net                                                     16           5
                                                                    -----       -----
    Net cash provided by financing activities                          18          75
                                                                    -----       -----
    Net change in cash and cash equivalents                            57          12

Cash and cash equivalents at beginning of period                       29          24
                                                                    -----       -----
Cash and cash equivalents at end of period                          $  86       $  36
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

2.  INVENTORIES

                                                             SEPTEMBER 30,  DECEMBER 31,
    (Dollars in millions)                                         1998         1997

    At FIFO or average cost (approximates current cost):

      Finished goods                                              $ 444       $ 436
      Work in process                                               147         140
      Raw materials and supplies                                    220         211
                                                                  -----       -----
    Total inventories at FIFO or average cost                       811         787

    Reduction to LIFO value                                        (243)       (276)
                                                                  -----       -----
    Total inventories at LIFO value                               $ 568       $ 511
                                                                  =====       =====

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

    Pension and other postretirement benefits are currently provided to Holston's present and past employees under the terms of Holston's plans. The Company has previously recognized, in accordance with generally accepted accounting principles, pension and other postretirement benefit obligations related to Holston totaling approximately $95 million. The Company expects that the DOA will reimburse these pension and other postretirement benefit obligations and such amounts will be credited to earnings at the time of receipt of reimbursement from the DOA. The reimbursement may or may not occur in a single payment.

    Termination of Holston's management of the Facility will result in termination payments to certain Holston employees and will require additional funding for the acceleration of obligations under the pension and other postretirement benefits plans. The Company has recognized additional liabilities of approximately $35 million for termination and pension curtailment. The recognition of these liabilities had no effect on earnings because the Company recorded a receivable from the DOA for the reimbursement of such amounts.

    Holston plans to terminate its pension plan in a standard termination as of January 1, 1999. In order to terminate the pension plan in a standard termination, the assets of the plan must be sufficient to provide all benefit liabilities with respect to each participant. Holston is in the process of determining the amount to be funded. The Company will be required to advance funds to pay such pension benefit liabilities, as well as other termination costs, if there are delays in payment or reimbursement by the DOA of all or portions of these costs.

    The Company is negotiating with the DOA the settlement of certain postretirement benefit obligations. The Company's potential obligation for these postretirement benefit obligations, if any, in excess of the negotiated amount will be recognized as a liability at such time that it is probable and reasonably estimable that projected benefit obligations exceed assets provided by the DOA. The Company expects that the DOA will reimburse the Company for all costs associated with termination of the Contract.

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

4.  ACQUISITIONS AND INVESTMENTS

    In September 1998 Eastman purchased for cash a European manufacturer of specialty polymers. This transaction is accounted for as a purchase. The Company expects to substantially complete the purchase accounting in the fourth quarter 1998. This acquisition is not expected to have a material effect on financial position or results of operations of the Company.

5.  PAYABLES AND OTHER CURRENT LIABILITIES


                                             SEPTEMBER 30,  DECEMBER 31,
    (Dollars in millions)                        1998           1997


    Trade creditors                                 $296          $281
    Accrued payrolls and vacation                     89            99
    Accrued variable-incentive compensation           73            92
    Accrued pension liabilities                      168           140
    Accrued taxes                                    127            95
    Other                                            229           247
                                                    ----          ----
    Total                                           $982          $954
                                                    ====          ====


6.  LONG-TERM BORROWINGS

     During third quarter 1998 the Company issued $23 million tax-exempt bonds at variable interest rates, the proceeds of which are to be used for the construction of certain solid waste disposal facilities in Kingsport, Tennessee. The proceeds from this issuance are included in other noncurrent assets and are held in trust until such time as needed to fund the qualifying projects.

7.  DIVIDENDS                                       THIRD QUARTER    FIRST NINE MONTHS
                                                     1998     1997     1998     1997

    Cash dividends declared per share               $ .44   $ .44    $ 1.32   $ 1.32

8.  EARNINGS PER SHARE

                                             THIRD QUARTER    FIRST NINE MONTHS
                                             1998     1997     1998     1997
    Shares used for earnings per share
    calculation
     (in millions):
        --Basic                              79.1     78.2      78.8     78.0
        --Diluted                            79.5     78.9      79.5     78.6

    Certain shares underlying options outstanding during the third quarters of 1998 and 1997 and at September 30, 1998 and 1997 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than average market price of the common shares. Excluded from third quarter of 1998 and 1997 calculations were shares underlying options to purchase 1,462,714 common shares at a range of prices from $56.8750 to $74.2500 and 569,887 common shares at a range of prices from $60.4375 to $74.2500, respectively. Excluded from the year to date 1998 and 1997 calculations were shares underlying options to purchase 990,386 common shares at a range of prices from $56.8750 to $74.2500 and 581,368 common shares at a range of prices from $57.6250 to $74.2500, respectively.

    Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the conditions to exercise had not been met as to any of the shares as of September 30, 1998.

9.  ANTITRUST VIOLATION AND SETTLEMENT

    On September 30, 1998, Eastman entered into a voluntary plea agreement with the Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. The charge, which is not deductible for federal income tax purposes, was recorded in Cost of Sales in the third quarter and will be paid in installments over a five year period.

10. COMPREHENSIVE INCOME

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

11. SUPPLEMENTAL CASH FLOW INFORMATION

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

RESULTS OF OPERATIONS

EARNINGS

(Dollars in millions, except          THIRD QUARTER                 FIRST NINE MONTHS
per share amounts)                     1998  1997       CHANGE         1998    1997     CHANGE

Operating earnings                    $ 141  $ 148        (5)%        $ 438   $ 439        0%
Net earnings                             80     96       (17)%          251     258       (3)%
Net earnings per share
   --Basic Earnings Per Share          1.01   1.23       (18)%         3.18    3.31       (4)%
   --Diluted Earnings Per Share        1.00   1.22       (18)%         3.15    3.28       (4)%

Higher sales volumes in third quarter for all three segments, including significantly higher volume for the Core Plastics segment, reflected good demand overall for the Company's products. However, competitive markets resulting from global economic conditions and industry overcapacities caused selling prices to decline, negatively impacting revenues and earnings. Costs for most major raw materials, including propane feedstock, paraxylene, purified terephthalic acid ("PTA"), ethylene glycol and natural gas, were below 1997 levels. Preproduction costs for third quarter decreased following the second quarter startup of new manufacturing facilities in Rotterdam, Argentina and Malaysia, although for nine months preproduction costs were higher than in 1997.

As a result of good demand and new manufacturing capacity, sales volumes for the quarter and nine months improved significantly for container plastics and EASTAPAK polymers with gains experienced in Latin America, North America and Europe. Although sales volume for fibers products improved for the quarter, particularly in the Asia Pacific region, volume was still below nine months 1997 and selling prices were lower.

Productivity gains and cost structure improvements achieved as a result of the Company's Advantaged Cost 2000 initiative and a lower effective tax rate had a positive effect on results for the quarter and nine months. A stronger U.S. dollar produced an unfavorable effect on sales denominated in currencies other than U.S. dollars, although the earnings impact was offset by gains realized on currency hedging transactions. Operating results for the third quarter and nine months were negatively impacted by a charge for violation of the Sherman Act. In 1997, third quarter and nine months net earnings were favorably impacted by a gain from a patent infringement award.

SUMMARY BY INDUSTRY SEGMENT

SPECIALTY AND PERFORMANCE SEGMENT

                           THIRD QUARTER             FIRST NINE MONTHS
(Dollars in millions)      1998     1997   CHANGE     1998      1997    CHANGE

Sales                     $635      $645    (2)%    $1,898     $1,989      (5)%
Operating earnings         111(1)    116    (4)%       311(1)     364     (15)%

(1) Includes charge of $11 million for violation of the Sherman Act.

Sales volumes were higher during third quarter for most product lines, although selling prices were generally under pressure. Operating earnings for the segment overall were positively impacted by significantly lower costs for raw materials and energy and cost structure improvements, but negatively impacted by recognition of a charge for violation of the Sherman Act.

Specialty plastics sales volumes improved reflecting good markets and new applications for EASTAR and SPECTAR. Although acetate tow prices were lower than third quarter 1997, business conditions for acetate tow improved with higher sales volume third quarter. Coatings, inks and resins sales volumes for the quarter were strong, particularly for solvents, but the strong competitive environment and industry overcapacity pressured selling prices. Performance chemicals sales and earnings declined for third quarter and nine months, reflecting the effect of discontinued businesses, industry overcapacity, competitive pricing and recognition of a fine for violation of the Sherman Act. Sales and earnings for fine chemicals improved third quarter, reflecting cost recovery related to custom manufacturing projects.

CORE PLASTICS SEGMENT

                             THIRD QUARTER           FIRST NINE MONTHS
(Dollars in millions)         1998    1997   CHANGE    1998    1997      CHANGE

Sales                         $335    $325      3%    $1,024   $994        3%
Operating earnings (loss)        3     (10)     -         25    (35)       -

Container plastics results for third quarter and nine months reflected substantially higher sales volume for EASTAPAK polymers following the second quarter startup of new manufacturing facilities in Rotterdam and Argentina. Preproduction costs for third quarter decreased, although for nine months were higher than in 1997. EASTAPAK polymers selling prices, although significantly higher for nine months, were pressured in third quarter by industry overcapacity. Polyethylene selling prices and margins were negatively impacted by the effect of excess industry capacities for ethylene and polyethylene. However, this was offset partially by increased sales of specialty grade polyethylene performance polymers and lower raw materials cost. Segment earnings were positively impacted by cost structure improvements.

CHEMICAL INTERMEDIATES SEGMENT

                           THIRD QUARTER           FIRST NINE MONTHS
(Dollars in millions)      1998     1997   CHANGE   1998        1997    CHANGE

Sales                      $161     $175    (8)%    $522        $541      (4)%
Operating earnings           27       42   (36)%     102         110      (7)%

Generally lower selling prices attributable to excess industry capacity and competitive market conditions negatively impacted sales and earnings for the quarter and nine months, but the effect was partially offset by higher volumes, cost structure improvements and favorable raw materials and energy costs.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

                                  THIRD QUARTER             FIRST NINE MONTHS
(Dollars in millions)              1998    1997    CHANGE      1998    1997    CHANGE

United States and Canada           $736     $763    (4)%      $2,268  $2,310      (2)%
Asia Pacific                        106      119   (11)          310     390     (21)
Europe, Middle East, and Africa     188      187     1           590     581       2
Latin America                       101       76    33           276     243      14

Sales in the United States for third quarter 1998 were $696 million, down 3% from 1997 third quarter sales of $718 million. For nine months, sales in the United States were $2.14 billion compared to $2.18 billion in 1997. For the quarter and nine months, significant sales volume improvements were offset by selling price declines reflecting global economic conditions.

Sales outside the United States for third quarter 1998 were $435 million, up 2% from 1997 third quarter sales of $427 million. Sales outside the United States were 38% of total sales in third quarter 1998 compared with 37% for third quarter 1997. For nine months, sales outside the United States were $1.31 billion, a decrease of 3% from 1997 sales of $1.34 billion. Decreased sales in Asia Pacific for nine months are mainly a result of lower sales volumes and prices for acetate tow resulting from excess industry capacity, although for the quarter, acetate tow volumes improved. Some decline in Asia Pacific is also attributable to the region's weakened economies. Sales in Latin America reflect strong demand and new capacity for EASTAPAK polymers following the second quarter startup of a new manufacturing site in Argentina. A strong U.S. dollar against foreign currencies resulted in unfavorable currency exchange effects, primarily in Europe.


SUMMARY OF CONSOLIDATED RESULTS

                          THIRD QUARTER              FIRST NINE MONTHS
(Dollars in millions)    1998       1997    CHANGE    1998       1997     CHANGE

SALES                   $1,131     $1,145    (1)%    $3,444     $3,524     (2)%

Sales volumes for most product lines and regions improved for third quarter, with significant improvement in the Core Plastics segment. However, the effect of increased volumes was offset by generally lower selling prices reflecting global economic conditions. For nine months overall volume was moderately ahead of 1997 but the effect of generally lower selling prices and a shift in the mix of products sold resulted in lower sales. For the quarter and nine months, sales were negatively affected by the strength of the U.S. dollar against foreign currencies, primarily in Europe.


                                THIRD QUARTER               FIRST NINE MONTHS
(Dollars in millions)          1998       1997    CHANGE     1998       1997    CHANGE

GROSS PROFIT                  $ 261      $ 288      (9)%     $ 812     $ 831      (2)%
  As a percentage of sales     23.1%      25.2%               23.6%     23.6%

Although lower raw materials and energy costs and productivity gains had a positive impact on gross profit, declining selling prices and a charge for violation of the Sherman Act caused a decline in gross profit for the quarter and nine months.

                                  THIRD QUARTER              FIRST NINE MONTHS
(Dollars in millions)              1998   1997      CHANGE    1998       1997   CHANGE
SELLING AND GENERAL
ADMINISTRATIVE EXPENSES            $ 75   $ 85        (12)%   $235       $247      (5)%
  As a percentage of sales          6.6%   7.4%                6.8%       7.0%

The decrease in selling and general administrative expenses reflects timing of expenditures and a reduction in labor hours.

                                  THIRD QUARTER              FIRST NINE MONTHS
(Dollars in millions)              1998   1997      CHANGE    1998       1997   CHANGE
RESEARCH AND
DEVELOPMENT COSTS                  $ 45   $ 55      (18)%    $139       $145   (4)%
  As a percentage of sales          4.0%   4.8%               4.0%       4.1%

Due to timing of expenditures, research and development costs were lower for the quarter, but were relatively unchanged for nine months.

                                  THIRD QUARTER              FIRST NINE MONTHS
(Dollars in millions)              1998   1997      CHANGE    1998       1997   CHANGE
INTEREST COSTS                     $32     $31               $97        $91
LESS CAPITALIZED INTEREST            4       5                27         24
                                   ---     ---               ---        ---
NET INTEREST EXPENSE               $28     $26        8%     $70        $67       4%
                                   ===     ===               ===        ===

Interest costs were higher for the quarter and nine months as a result of an increase in long-term borrowings consistent with the Company's capital expansion and operating activities.

                                  THIRD QUARTER              FIRST NINE MONTHS
(Dollars in millions)              1998   1997      CHANGE    1998       1997   CHANGE
OTHER INCOME, NET                  $10    $26        (62)%    $18        $31    (42)%

Other income and other charges include interest income, royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. Amounts for third quarter 1997 and nine months 1997 include a gain from a patent infringement award.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                            1998       1997

For the first nine months
  Ratio of earnings to fixed charges                            4.2x        4.6x
At the period ended September 30 and December 31
  Current ratio                                                 1.7x        1.6x
  Percent of long-term borrowings to total capital               48%         49%
  Percent of floating-rate borrowings to total borrowings        16%         12%

CASH FLOW                                                      FIRST NINE MONTHS
(Dollars in millions)                                           1998       1997

Net cash provided by (used in)
  Operating activities                                        $ 459       $ 509
  Investing activities                                         (420)       (572)
  Financing activities                                           18          75
                                                              -----       -----
Net change in cash and cash equivalents                       $  57       $  12
                                                              =====       =====
Cash and cash equivalents at end of period                    $  86       $  36
                                                              =====       =====

Cash provided by operating activities decreased from nine months 1997 due to changes in receivables and inventories and timing of expenditures, including those related to pension funding. Cash used in investing activities declined as a result of reduced capital expansion activity in 1998, slightly offset by the acquisition of a specialty polymers business. Cash provided by financing activities in 1998 reflects an increase in commercial paper borrowings and proceeds received from a $23 million issuance of tax-exempt bonds. Cash provided by financing activities in 1997 reflects treasury stock purchases and proceeds received from a $300 million issuance of 7.60% debentures due February 1, 2027 which were used to repay commercial paper borrowings outstanding at that time. Also reflected in cash flows from financing activities is the payment of dividends in both years.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

Eastman anticipates that total capital expenditures in 1998 will be approximately $500-550 million and depreciation expense is expected to be approximately $350 million. For 1999 the Company estimates that capital expenditures will be approximately $450-500 million and depreciation is expected to increase somewhat due to full year depreciation on facilities which began operations in 1998. Long-term commitments related to planned capital expenditures are not material.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility ("Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was
 .075% as of September 30, 1998. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long term. As of September 30, 1998 the Company's commercial paper outstanding balance was $296 million at an effective interest rate of 5.72%. At September 30, 1997 the Company's commercial paper outstanding balance was $189 million at an effective interest rate of 5.7%.

During the third quarter 1998 the Securities and Exchange Commission declared effective the Company's registration statement to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

Also during third quarter the Company issued $23 million tax-exempt bonds at variable interest rates, the proceeds of which are to be used for the construction of certain solid waste disposal facilities in Kingsport, Tennessee. The proceeds from this issuance are held in trust as restricted cash and become available to the Company as expenditures are made for construction of the designated solid waste disposal facilities.

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

DIVIDENDS                                 THIRD QUARTER      FIRST NINE MONTHS
                                         1998       1997       1998       1997

Cash dividends declared per share      $   .44    $   .44    $  1.32    $  1.32


YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with time-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. Year 2000 problems could affect many of the Company's processes, including production, distribution, research and development, financial, administrative and communications operations.

The Company's date dependent systems can be summarized into three categories: computerized business systems; computerized distributed control systems for manufacturing; and other devices using embedded chips.

Internal identification of all business, manufacturing and embedded chip devices for year 2000 compliance is complete. An outside consultant has evaluated our identification, assessment, and testing process related to manufacturing and embedded equipment and concluded that the results of our internal processes are reliable.

Remediation and final acceptance testing of the Company's existing business computer systems is on target for completion by yearend 1998. Very few problems have surfaced in this area, primarily because of the Company's aggressive implementation of enterprise software and standardized desktop/office software earlier in this decade.

Parallel assessment and remediation of date dependent manufacturing control systems and devices is proceeding. Manufacturers of these products are being contacted to ascertain year 2000 compliance and product compliancy responses have been received for more than seventy percent of identified products. A minimal number of devices have been determined to be non-compliant, with most requiring software upgrades at minimal cost.

A testing plan has been approved by senior management, which will evaluate all control systems for date sensitive issues and test a representative sample of manufacturing control systems. The Company's current goal for manufacturing control systems is to complete assessment, testing and most of the remediation or workaround solutions on critical control systems early in 1999. However, because of plant scheduling and equipment lead times, some upgrade work may occur later in the year. Some low priority embedded devices will not be tested or remediated but will be managed by contingency plans. Although some risk is inherent with this plan, the Company believes the risk is controllable with contingency plans being developed and that this plan does not pose significant problems for the Company's various manufacturing distributed control systems.

Testing, remediation or workaround solutions for other devices with embedded chips continues on a schedule with a targeted completion date at end of first quarter 1999.

As a result of assessments, modifications, upgrades, or replacements planned, ongoing or already completed, the Company believes the year 2000 issue as it relates to the Company's own date dependent systems will not pose significant problems for the Company's business, processes and operations. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for year 2000 compatibility requirements have not and will not have a material impact on the Company's financial position or results of operations. Overall costs attributable to the Company's year 2000 efforts, incurred over a period of several years, are expected to be less than $20 million.

The Company has identified and is communicating with customers, suppliers, and other critical service providers to determine if entities with which the Company transacts business have an effective plan in place to address the year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own year 2000 issue. The Company has received affirmative readiness responses from approximately ninety percent of its materials suppliers and seventy-five percent of other key service providers. The Company is relying on statements of service and goods suppliers and is not auditing suppliers' preparation plans. Risks associated with this approach are being identified and contingency plans will be developed.

Based on current plans and efforts to date, the Company does not anticipate that year 2000 problems will have a material effect on results of operations or financial condition. However, the above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or remediating all year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, then the Company's results of operations or financial condition could be materially impacted.


HOLSTON DEFENSE CORPORATION

Holston Defense Corporation ("Holston"), a wholly owned subsidiary of the Company, has managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the "Facility") since 1949 under contract with the Department of Army ("DOA"). The current contract will terminate December 31, 1998 (the "Contract"). The DOA has concluded the previously reported bidding process and has awarded a contract to manage the Facility to a third party commencing January 1, 1999. Accordingly, Holston will not continue to manage the Facility after termination of the Contract.

The Contract provides for reimbursement of allowable costs incurred by Holston. Reimbursement of certain previously recognized pension and postretirement benefit costs will be credited to earnings at the time of receipt of reimbursement from the DOA. The Company has recognized liabilities associated with Holston's curtailment of pension, other postretirement benefits and other termination costs in accordance with generally accepted accounting principles. The recording of previously unrecognized liabilities second quarter had no effect on earnings because the Company also recorded a receivable from the DOA for reimbursement of such amounts. The Company expects the DOA to reimburse substantially all such costs and payments, but delays in reimbursement may require the Company to advance funds to pay such costs. The Company expects no significant impact on financial position or results of operations related to termination of the Contract. See Note 3 to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997 the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires enterprises to report selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. The Company will adopt this standard effective with yearend 1998 financial reporting and expects no material change in its current segment structure.

In February 1998 the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes and improves disclosures related to pensions and other postretirement benefits. The Company will comply with the new disclosure requirements of this standard which become effective for the Company's yearend 1998 financial reporting.

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The Company is evaluating the effect of this standard on its financial statements and will comply with requirements of the new standard which become effective for the Company's 2000 financial reporting cycle. Given current activities, the Company expects no material effect on net earnings, but the standard will likely have an impact on other comprehensive income.

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998 and requires capitalization of certain internal-use computer software costs which will subsequently be amortized over a three year period. The Company will comply with the requirements of this SOP effective for the Company's 1999 financial reporting. The Company's current practice has been to expense such costs as incurred. Consequently, the standard will result in a favorable effect on earnings in the year of adoption.

OUTLOOK

Given the current economic environment, the Company anticipates it will be a challenge to achieve an improvement in earnings before non-recurring charges for the fourth quarter 1998. Current global economic conditions and industry overcapacities are expected to continue to negatively impact selling prices for many products.

Within the Core Plastics segment, demand and volume for EASTAPAK polymers are expected to continue to grow. Continued SPECTAR copolymer volume growth is also expected due to strong demand. Recently introduced polyethylene performance polymers, MXSTEN and TENITE HIFOR, are expected to continue to gain market acceptance. Within the Chemical Intermediates segment, the completed oxo plant expansion is expected to produce continued volume gains.

The Company continues to explore options for diminishing the impact of the container plastics business on its portfolio, although it is unlikely that any action will be announced prior to year end 1998.

Interest expense and depreciation are expected to increase and capitalized interest is expected to decline for the remainder of 1998 following the startup earlier this year of three new manufacturing facilities.

The Company is making good progress toward its Advantaged Cost 2000 initiative of $500 million in cost structure improvements by the year 2000. Improvements in labor and material costs and productivity gains totaling over $100 million were achieved in 1997. The Company expects to continue its progress through on-going business process improvements and increased volumes from new and existing plants.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; additional available manufacturing capacity; capital spending and depreciation; the year 2000 issue; global economic conditions; and supply and demand, volumes, price, costs, margins, and sales and earnings expectations and strategies for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: continued good overall demand for the Company's products; no significant impact from further deterioration of global economic conditions; downward pressure on selling prices overall; continued demand growth worldwide for EASTAPAK polymers; continued capacity additions within the PET industry worldwide; capacity additions within the ethylene industry worldwide; declines in preproduction expenses related to new manufacturing facilities; stabilization of acetate tow demand and volume; availability of key purchased raw materials with stabilization of or no significant increase in costs; continuing good market reception of new polyethylene products and continued shift of polyethylene product mix to less commodity products; availability of recent or planned manufacturing capacity increases for container plastics, SPECTAR, coatings, and oxo products; and labor and material productivity gains sufficient to meet targeted cost structure reductions. Actual results could differ materially from current expectations if one or more of these assumptions prove to be inaccurate or are unrealized.

-----------------------------------
EASTAPAK, SPECTAR, EASTAR, MXSTEN, and TENITE HIFOR are trademarks of Eastman Chemical Company.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

           As previously announced, on September 30, 1998 Eastman entered into a voluntary plea agreement with the Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, Eastman entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California in San Francisco on October 21, 1998. The Company recognized the entire fine in third quarter 1998 and will pay the fine in installments over a period of five years.

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


ITEM 2.  CHANGES IN SECURITIES

          (c) On July 1, 1998, the Company granted options to purchase an aggregate of 816 shares of its common stock on or after January 1, 1999 at an exercise price of $61.375 per share. Such options were granted to non-employee directors who elected under the 1996 Non-Employee Director Stock Option Plan to receive options in lieu of all or a portion of their semi-annual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of
          Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 20.

           (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Eastman Chemical Company



Date:  October 28, 1998                  By: /s/ Allan R. Rothwell
                                             ----------------------------------
                                             Allan R. Rothwell
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (On behalf of the Registrant and as
                                             Principal Financial Officer)

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

  4.07            Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

  4.08            Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company's Annual
                  Report on Form 10-K for the year ended December 31, 1996 (the "1996
                  10-K"))

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

*10.01            Eastman ESOP Excess Plan (as amended)                                      22

*10.02            Eastman Executive Deferred Compensation Plan (as amended)                  32

 12.01            Statement re: Computation of Ratios of Earnings to Fixed Charges           45

 27.01            Financial Data Schedule (for SEC use only)

 99.01            Supplemental Business Segment Information                                  46



-----------------------------------------------------------------------------------------------

*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(ii) of Regulation S-K.