Form 10-K405
period 1998-12-31
EASTMAN CHEMICAL CO
filed 1999-03-05
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    ------------

                         Commission file number 1-12626


                            EASTMAN CHEMICAL COMPANY
             (Exact name of registrant as specified in its charter)


                    DELAWARE                            62-1539359
         (State or other jurisdiction of             (I.R.S. employer
         incorporation or organization)             identification no.)

               100 N. EASTMAN ROAD
              KINGSPORT, TENNESSEE                         37660
      (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (423) 229-2000



Securities registered pursuant to Section 12(b) of the Act:

               Title of each class                Name of each exchange on which registered
               -------------------                -----------------------------------------
   Common Stock, par value $0.01 per share                 New York Stock Exchange
     (including rights to purchase shares of
Common Stock or Participating Preferred Stock)




Securities registered pursuant to Section 12(g) of the Act:  None



--------------------------------------------------------------------------------

                 PAGE 1 OF 116 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 66

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   --------   --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the closing price on the New York Stock Exchange on January 29, 1999) of the voting stock held by nonaffiliates as of December 31, 1998 was approximately $3,209,415,421, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be deemed beneficially owned as of December 31, 1998 by directors, executive officers, or the Company's charitable foundation, some of whom might not be held to be affiliates upon judicial determination. At December 31, 1998, 79,263,548 shares of Common Stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 1999 Annual Meeting of Shareowners (the "1999 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-12 of this Annual Report on Form 10-K as indicated herein.

                           FORWARD-LOOKING STATEMENTS

Forward-looking statements appear throughout this report. These statements relate to planned capacity increases and capital spending; expected tax rates and depreciation; environmental matters; the year 2000 issue; legal proceedings; global economic conditions; supply and demand, volume, prices, costs, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cost reduction targets; and development, production, commercialization, and acceptance of new products and technologies. These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of this report. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized.

                                TABLE OF CONTENTS

----------------------------------------------------------------------------------------

ITEM                                                                               PAGE
----------------------------------------------------------------------------------------

                                     PART I

1.    Business                                                                     4-12
      Executive Officers of the Company                                              13

2.    Properties                                                                  14-15

3.    Legal Proceedings                                                           15-16

4.    Submission of Matters to a Vote of Security Holders                            16


                                     PART II

5.    Market for the Registrant's Common Stock and Related Shareowner Matters        17

6.    Selected Financial Data                                                        18

7.    Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                               19-30

7A.   Quantitative and Qualitative Disclosures About Market Risk                     31

8.    Financial Statements and Supplementary Data                                 32-60

9.    Changes in and Disagreements With Accountants on Accounting and
      Financial Disclosure                                                           61


                                    PART III

10.   Directors and Executive Officers of the Registrant                             62

11.   Executive Compensation                                                         62

12.   Security Ownership of Certain Beneficial Owners and Management                 62

13.   Certain Relationships and Related Transactions                                 62


                                    PART IV

14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K               63


                                   SIGNATURES

      Signatures                                                                  64-65

                                     PART I

ITEM 1.      BUSINESS

GENERAL

Eastman Chemical Company ("Eastman" or the "Company") is a global chemical company with a broad portfolio of plastic, chemical, and fiber products. The Company manufactures and sells polyester plastics such as polyethylene terephthalate ("PET") sold under the trademark EASTAPAK polymers, a plastic widely used in beverage and food containers; coatings and paint raw materials; industrial and fine chemicals; and acetate tow. The Company believes it has a competitive advantage in several product areas due to its high level of manufacturing integration, the use of state of the art process technologies and its operating efficiencies due to its large-scale plants. In 1998 the Company had sales of $4.481 billion, operating earnings of $434 million, net earnings of $249 million, and earnings per share of $3.13 diluted.

The Company began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's ("Kodak") photographic business. As of December 31, 1993, the Company became an independent entity when Eastman Kodak Company spun off its chemical business. Today, the Company is one of the largest chemical producers in the United States and a leader in the application of several manufacturing technologies. The Company pioneered the application of coal gasification technology for the production of chemicals (also referred to as "chemicals from coal technology") and currently operates one of the largest coal gasification facilities in the United States, thereby reducing the Company's dependence on petrochemicals in the manufacture of acetate tow, certain plastics, and other chemicals. The Company is also a leader in the manufacture of oxo chemicals that are used in the production of numerous coatings and resin intermediates, the manufacture of fine chemicals used in photographic and other custom chemicals, and the application of advanced environmental waste management practices for chemical manufacturing operations. The Company is a world leader in production and recycling of a wide variety of polyester plastics, including PET and other flexible packaging materials.

The Company categorizes its business into three segments, Specialty and Performance, Core Plastics, and Chemical Intermediates. The Specialty and Performance segment includes plastic, chemical, and fiber products that are primarily sold to customers that base their buying decisions principally on a product's performance attributes. The Core Plastics segment includes the Company's major plastic product, EASTAPAK polymers for packaging applications, as well as general purpose films. Core Plastics products share similar physical characteristics and compete based on price and integrated manufacturing capabilities. The Chemical Intermediates segment contains industrial intermediate chemical products that are sold to customers operating in mature markets in which multiple sources of supply exist. Proprietary products and low-cost manufacturing positions are the foundation of the Chemical Intermediates segment. Eastman manages this diverse product portfolio with a bias towards products that can contribute to stable earnings growth and returns of at least 5 percent above the cost of capital over the chemical industry cycle. For 1999, the Company is focusing on utilizing capacity, maintaining and enhancing its advantaged cost structure, rededicating the Company to quality management, and generating cash flow. The Company's executive management continuously examines the Company's product portfolio to determine which products are contributing or can contribute to the achievement of its long-term and short-term strategic objectives. The Company has the capability to produce a wide range of products within its manufacturing plant capacities and to change product mix depending on customer demand and the Company's strategy.

The following table summarizes the Company's recent financial performance and identifiable assets by operating segment and geographic area:

SEGMENT FINANCIAL SUMMARY (1)

(Dollars in millions)                   1998        1997        1996
SALES
         Specialty and Performance      $2,736      $2,878      $2,923
         Core Plastics                   1,071       1,067       1,143
         Chemical Intermediates            674         733         716
                                        ------      ------      ------
                  Segment Total         $4,481      $4,678      $4,782
                                        ======      ======      ======

(Dollars in millions)                        1998          1997          1996

OPERATING EARNINGS (LOSS)
             Specialty and Performance      $   357       $   452       $   554
             Core Plastics                      (40)          (92)          (36)
             Chemical Intermediates             117           146           145
                                            -------       -------       -------
                  Segment Total             $   434       $   506       $   663
                                            =======       =======       =======

ASSETS
             Specialty and Performance      $ 3,441       $ 3,382       $ 3,152
             Core Plastics                    1,790         1,775         1,589
             Chemical Intermediates             645           621           525
                                            -------       -------       -------
                  Segment Total             $ 5,876       $ 5,778       $ 5,266
                                            =======       =======       =======

GEOGRAPHIC INFORMATION

REVENUES
             United States                  $ 2,764       $ 2,875       $ 2,990
             All foreign countries            1,717         1,803         1,792
                                            -------       -------       -------
                  Total                     $ 4,481       $ 4,678       $ 4,782
                                            =======       =======       =======

LONG-LIVED ASSETS, NET
             United States                  $ 3,135       $ 3,117       $ 2,981
             All foreign countries              925           764           539
                                            -------       -------       -------
                  Total                     $ 4,060       $ 3,881       $ 3,520
                                            =======       =======       =======

Revenues are attributed to countries based on customer location. No individual foreign country is material with respect to revenues or long-lived assets.

(1) Prior period amounts have been reclassified to conform to the 1998 presentation, which is prepared in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." See Part II--Item 8--"Financial Statements and Supplementary Data"--Note 15 to Consolidated Financial Statements.

BUSINESS STRATEGY

Eastman's business strategy is to achieve consistent, profitable growth, with a bias towards short-term value creation, as a highly integrated, international supplier of a diversified portfolio of plastics, chemicals, and fibers. Specifically, the Company's strategic intent is "To Be The World's Preferred Chemical Company." The following are the key elements the Company employs to achieve this strategy:

Proprietary Products and Core Competencies

The Company has developed its broad chemical product line through the application of three major areas of technical strength referred to by the Company as technology core competencies: polymer technology, organic chemistry technology, and cellulose technology. The polymer core competency includes polyester, polyolefin, and other polymer technologies, and forms the technical basis of the Company's polyester and polyethylene product lines. The organic chemistry core competency includes coal gasification for chemicals, oxo chemistry and complex organic chemistry technologies, and forms the basis of the Company's fine chemical and intermediate chemical product lines. The cellulose core competency includes cellulose conversion to acetate fibers and plastic manufacturing technologies, and forms the basis of the Company's acetate fibers and cellulose plastic product lines. The Company has developed or acquired proprietary technologies and know-how with respect to each of these core competencies. The Company's ongoing product development strategy is to build on existing technology core competencies and develop new technology core competencies.

Manufacturing Integration and Scale

The Company's strategy is to continue to use integration of its manufacturing plants to develop a competitive advantage, while exploring innovative ways to reduce capital intensity. This integration provides the Company with cost efficient and flexible manufacturing operations. The Company's major manufacturing plants are highly integrated. Intermediate chemicals produced at one plant are frequently distributed between plants to produce other plastics and chemicals. Starting with a limited number of basic raw materials, primarily coal, ethane and propane, cellulose, ethylene glycol, paraxylene and other basic chemicals, the Company uses its integrated manufacturing capabilities to produce more than 400 major products. Through its development of highly integrated manufacturing, Eastman has the capability to safely and efficiently operate large-scale chemical plants, including one of the world's largest integrated chemical plants in Kingsport, Tennessee. The Company's development efforts include the continual improvement of these operations to achieve capacity increases and other earnings enhancement projects with relatively low capital expenditures.

Quality Management

Quality Management is a fundamental set of operating and management principles that are an extension of the philosophy of the Company's founder, George Eastman. During the last fifteen years, the Company has further developed these principles into its current Quality Policy. This policy states the Company's goal to be the leader in quality and value of products and services, by focusing on customers, process control, continual improvement, and innovation. The Company's highly integrated manufacturing operations support the Company's total quality policy by providing internal control of intermediate raw material processes. The Company's success in fostering this total quality policy is evidenced by the U.S. Commerce Department's selection of the Company as the recipient of the 1993 Malcolm Baldrige National Quality Award in the large manufacturing category.

The Company has 13 quality system registrations to the international quality standard, ISO 9000. Nine of these are in North America, two are in the United Kingdom, and one each are in Spain and Mexico. Approximately 80% of 1998 sales were from products manufactured in ISO 9000 registered quality systems.

Expansion in International Markets

Approximately 43% of the Company's customers representing 38% of the Company's sales were outside the United States in 1998. The Company's strategy is to produce long-term value-creating growth as it continues to globalize. The Company has facilities in Hartlepool and Workington, England, for the manufacture of polyester, used to produce film, bottles, and other packaging. The Workington site also produces acetate tow. In addition, the Company's operations include a polyester manufacturing facility in Toronto, Canada; EASTAPAK polymers plants in Cosoleacaque, Veracruz, Mexico and San Roque, Spain; and facilities in the United Kingdom and Hong Kong for the manufacture of fine chemicals.

Several new international manufacturing facilities were started up in 1998, increasing the Company's international presence. In 1998 EASTAPAK polymers plants were completed in the Netherlands and Argentina. Other additions during 1998 include a facility in the Netherlands to produce purified terephthalic acid ("PTA"), a key raw material for the production of EASTAPAK polymers, and a new plant in Kuantan, Malaysia, with capacity to produce 30,000 metric tons of copolyester. In addition, limited production is underway at a new oxo chemicals manufacturing complex in Singapore, with the facility expected to be fully operational in early 1999. During 1998, the Company also announced that it had acquired a German manufacturer of specialty polymers used by formulators of architectural and industrial coatings, printing inks, adhesives, sealants and floor care products. Additionally, during 1998 the Company announced its agreement to form a joint venture in the People's Republic of China to produce hydrocarbon tackifying resins for adhesive manufacturers. Plant construction is expected to begin in mid-1999 and to be completed by late 2000.

The Company has increased its international sales and distribution infrastructure during the past several years to position it for worldwide sales growth. In particular, from 1990 through 1998, the Company increased personnel outside the United States from approximately 500 to over 2,000 employees. During the same time period, the number of Company sales offices outside the United States increased from 25 to 36 in 32 countries.

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

Strategic Market Orientation

The Company's organization is aligned to focus on end use markets. The Company believes that this emphasis helps mitigate the impact of economic downturns and allows it to focus on growth.

Employee Ownership and Incentives

The Company believes that employee stock ownership will be a significant factor in achieving its goal of consistent, profitable growth. The Eastman Employee Stock Ownership Plan ("ESOP") is intended to foster employee ownership throughout the Company, and stock ownership guidelines have been established for the Company's directors and approximately 600 key Company managers. All Eastman employees have placed at risk approximately 5% of their overall pay under the Eastman Performance Plan, an annual incentive plan that rewards employees based on the Company's achieved return on capital in relation to its cost of capital. A certain portion of the incentive pay (approximately 5% of eligible employees' annual pay in 1998, 1997, and 1996) has been made in the form of a contribution by the Company of Eastman common stock under the ESOP. An additional portion of management compensation is tied to Company performance under the Eastman Annual Performance Plan. For further information concerning the Company's ESOP and incentive pay plans, see Part II--Item 8--"Financial Statements and Supplementary Data"--Note 9 to Consolidated Financial Statements and Part III--Item 11--"Executive Compensation."


OPERATING SEGMENTS

Adoption of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" at yearend 1998 resulted in no material changes in the products comprising the Company's existing segments. Prior periods have been restated to conform to the 1998 presentation.

SPECIALTY AND PERFORMANCE SEGMENT

Specialty plastics are produced by the Company for value-added end uses, such as toothbrushes, eyeglass frames, medical devices, electrical connectors, tools, appliance housings, food and medical packaging, heavy gauge sheeting, fabricated boxes, specialty packaging, films, extrusion coating, fibers, tape, industrial strapping, and injection molding. The plastics supplied for these end uses include polyesters, copolyesters, cellulosics, polyethylene, and alloys of two or more plastics combined to provide specific performance characteristics. The Company's strategy for these products is to identify and serve selected niche markets that offer the potential for attractive returns. The Company's strong core competency in cellulose esters, polyesters/copolyesters, and polyethylene allows it to offer a wide range of differentiated high performance polymers in selected markets. SPECTAR copolyester is the Company's fastest growing specialty plastic. Heavy gauge sheet made of SPECTAR is used in supermarket bins, greeting card and jewelry displays, indoor and outdoor signs, and vending machine fronts. TENITE HIFOR and MXSTEN specialty polyethylene products have been introduced to the market and are experiencing strong growth. The Company believes it has a competitive advantage due to product performance, reliability of supply, product differentiation, integrated manufacturing capabilities, and customer service. Specialty plastics accounted for approximately 28% of 1998 Specialty and Performance segment sales.

The Company is one of the world's largest suppliers of cellulose acetate tow, a product developed by the Company in the 1950's that is used by customers primarily in the manufacture of cigarette filters. With approximately 400 million pounds of annual capacity at its plants in Kingsport, Tennessee, and Workington, England, the Company accounts for approximately 28% of the annual worldwide production of acetate tow, and sells to all major cigarette producers throughout the world. The two primary raw materials used in the manufacture of acetate tow are cellulose (from wood pulp) and acetic anhydride. The Company has developed the world's only commercial coal gasification facility to produce the latter. This facility reduces the Company's dependency on petrochemicals otherwise required for the manufacture of acetate tow.

Competition for sales of acetate tow is based on price, product quality, and reliability of supply. The Company believes that it enjoys a low-cost position for raw materials as a result of its coal gasification technology, efficient integrated manufacturing processes, and overall size.

Growth in the acetate tow market is directly related to the level of filtered cigarette consumption, which continues to increase worldwide despite declining levels of cigarette consumption in North America. Historically, worldwide industry sales volume growth has averaged 3% per year. In 1995 and 1996 worldwide growth in the market for acetate tow, led primarily by sales to China, resulted in higher levels of capacity utilization for both the Company and the industry. During 1997 and 1998, industry capacity utilization declined somewhat due to new domestic production facilities beginning operation in China, resulting in lower sales of and lower operating earnings for acetate tow. The Company expects little growth in worldwide demand for acetate tow over the long term.

Acetate yarn is produced by the Company for the textile industry. Product price, quality, and service are the primary factors influencing customer-purchasing decisions. This product line utilizes the Company's basic cellulose technology core competence along with its large cellulose acetate manufacturing position to compete effectively. The market for acetate yarn has experienced essentially no growth during recent years, and, in fact, declined slightly during 1998. The Company has focused its efforts on improving its operating efficiencies to maintain its product quality and cost position. Fibers accounted for approximately 25% of 1998 Specialty and Performance segment sales.

The Company supplies a wide variety of raw materials and intermediate products to the coatings, inks, and resins markets, including solvents, alcohols, glycols, and resins. All of the Company's coatings, inks, and resins products are currently produced in the United States with a majority of 1998 sales being in the United States. Most of the products in this area are olefin or cellulose derivatives and utilize the Company's proprietary oxo chemistry technology or chemicals-from-coal technology. Products include mixed cellulose esters, of which the Company is the world's only manufacturer. Competitive suppliers of products into the coatings, inks, and resins markets compete based on price, breadth of product line, reliability of supply, and customer service. The Company believes it has a competitive advantage due to the efficiency of its proprietary oxo chemistry technology and chemicals-from-coal technology, the breadth of its product line, and its system of distribution. Coatings, inks and resins accounted for approximately 22% of 1998 Specialty and Performance segment sales.

Fine chemicals produced by Eastman are used in the manufacture of a wide variety of products such as photographic products, home care products, agricultural chemicals, and ethical pharmaceuticals. Many of these are custom chemicals manufactured to precise customer specifications. Technical competence and efficiency are major competitive elements in the fine chemicals industry. The Company believes it has a competitive advantage because of its competency in complex multi-step organic chemistry and the breadth of services, such as regulatory compliance and process design and optimization, offered in custom manufacturing from a global manufacturing base. Fine chemicals accounted for approximately 14% of 1998 Specialty and Performance segment sales.

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

The Company believes it has a competitive advantage in many of the markets in which these performance products are sold. Many proprietary products with highly recognized trade names deliver to customers high quality and unique performance attributes. Competitors and competitive conditions vary depending on the market. Performance chemicals accounted for approximately 11% of 1998 Specialty and Performance segment sales.

CORE PLASTICS SEGMENT

The Company is the world's leading supplier of polyester plastics, including EASTAPAK polymers ("PET"), for packaging applications, with the majority of its sales concentrated in North America, Europe, and Latin America. The market for polyester plastics has grown significantly in recent years due to the substitution of these plastics for other packaging materials used in soft drink, food, and water containers. Industry estimates indicate that PET consumption grew worldwide from 2.3 billion pounds per year in 1989 to approximately 10 billion pounds per year in 1998. Eastman capital expansion projects in the Netherlands and Argentina added approximately 500 million pounds of additional PET capacity in 1998. Overcapacity worldwide continues to pressure PET selling prices; however, continued high growth rates should significantly improve the supply/demand balance in the future.

Competition for the large volume PET market is based largely on price and service. Management believes that the Company's large-scale operations, vertical integration, and manufacturing expertise provide it with a competitive advantage by allowing the Company to position itself as a price-competitive, consistently reliable source of supply across a broad product line. In addition, the Company has developed proprietary polyester polymers that enable it to respond to specific customer design and performance requirements, and is a leader in the manufacture of recycled-content PET. Container plastics accounted for approximately 82% of 1998 Core Plastics segment sales.

The Company manufactures low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE") polymers for general purpose film applications. The markets for these polyethylene products are characterized generally as large volume with a large number of customers and suppliers. The Company competes based on its integrated manufacturing capabilities. Most of the Company's competitors are larger, with some having a higher degree of vertical integration. Flexible plastics accounted for approximately 18% of 1998 Core Plastics segment sales.

CHEMICAL INTERMEDIATES SEGMENT

Industrial intermediate chemicals are produced based on the Company's oxo chemistry technology and chemicals-from-coal technology. These products include basic acetyl, oxo chemicals, and plasticizers, and are marketed to customers producing esters, polymers, industrial additives, agricultural chemicals, industrial intermediates, monomers and polymers, medical delivery equipment, and pharmaceuticals. In 1998 approximately 79% of these products were sold in the United States. Volume growth rates of these chemicals tend to follow the growth in the world economy.

Competition in the market for industrial intermediate chemicals is based on price, customer relationships, and reliability of supply. The Company's large-scale integrated manufacturing provides the Company with a low-cost position in several of these products. In addition, the Company is able to provide its customers with a reliable source of supply through an extensive distribution network.

RAW MATERIALS

The Company purchases substantially all of its key raw materials under long-term contracts, generally of three to five years initial duration with renewal provisions. Most of those agreements do not require the Company to buy materials if its operations are shut down. Key raw materials purchased include cellulose, ethylene glycol, paraxylene, purified terephthalic acid ("PTA"), coal, ethane, and propane. The Company has multiple suppliers for most key raw materials and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessment and benchmarking, as part of the total supplier selection process.

CAPITAL EXPENDITURES

Total capital expenditures were $500 million in 1998, $749 million in 1997, and $789 million in 1996. For 1999 the Company estimates that capital expenditures will be equal to or less than depreciation. Efficiency of capital utilization is a key initiative of the Company. The Company uses alliances and joint ventures, where appropriate, to provide additional capital expansion.

During 1998, 1997, and 1996, the Company made capital expenditures of $29 million, $70 million, and $51 million, respectively, related to environmental improvements. The Company estimates that such capital expenditures will approximate $49 million and $83 million for 1999 and 2000, respectively. Future expenditures will be dependent in part upon implementation of government environmental regulations.

DISPOSITIONS

The Company ceased production of pigmented inks in 1996, and sold the food-grade distilled monoglycerides, powder coatings, and adhesives businesses in 1996 and its polyols business in 1997. The effect of these divestitures and product discontinuances on financial position and results of operations has not been material.

ACQUISITIONS AND INVESTMENTS

In September 1998 and February 1999, respectively, Eastman purchased for cash a European manufacturer of specialty polymers and a North American textile chemicals business. These acquisitions have not had, and are not expected to have, a material effect on financial position or results of operations of the Company.

EMPLOYEE RELATIONS

The Company employs approximately 16,000 men and women worldwide. None of the employees in the United States and approximately 3% of the total worldwide labor force are represented by labor unions. The Company believes that its employee relations are excellent.

CUSTOMER RELATIONS

Eastman has an extensive customer base and, while it is not dependent on any one customer or group of customers, loss of certain top customers could adversely affect the Company until such business is replaced. The Company has approximately 7,400 customers worldwide and the top 100 customers account for approximately 60% of the Company's business.

The Company has received numerous preferred-supplier awards and is the sole supplier to several major customers. The Company strives to be the preferred supplier to customers in the markets it serves.

COMPETITION

The Company's competitive environment varies among markets. Some of the Company's competitors are larger in size and capital base than the Company. Major competitors of the Company for its key products are summarized as follows:

        Key Products                                                   Major Competitors
------------------------------               ----------------------------------------------------------------
Specialty plastics                          Akzo Nobel, AtoHaas, BASF, Bayer, Chevron, Dow, DuPont, Equistar,
                                            Exxon, GE, Geon, ICI, KoSa, Mobil, Phillips, Shell, Union Carbide

Fibers                                      Acordis, Daicel, Celanese Acetate, LLC, Mitsubishi,
                                            Rhodia, Teijin

Coatings, inks, and resins                  BASF, Exxon, Celanese, S. C. Johnson, Lonza,
                                            Oxychem, Shell, Union Carbide

Fine chemicals                              DSM, LaPorte, Lonza, Cambrex

Performance chemicals                       AlliedSignal, ARCO, Bayer, Clariant, Daicel, Dow, Exxon, Hercules,
                                            Huntsman, Nutrinova, Rhodia

Container plastics                          KoSa, DuPont, Shell, Wellman, Nan Ya

Flexible plastics                           Chevron, Dow, Exxon, Mobil, Equistar, Shell, Union Carbide

Industrial intermediates                    BASF, BP, Dow, Exxon, Celanese Ltd., Rhodia, Union Carbide

RESEARCH AND DEVELOPMENT

The Company directs its research and development programs toward four objectives: 1) continually improving product quality by improvement in manufacturing technology and processes; 2) lowering manufacturing costs through process improvement; 3) conducting exploratory research to develop new product lines and markets; and 4) developing new products and processes that are compatible with the Company's commitment to RESPONSIBLE CARE (see
"Environmental" section).

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

The Company's research and development expenditures during the past five years have averaged approximately 4% of sales annually, with 1998, 1997, and 1996 expenditures totaling $185 million, $191 million, and $184 million, respectively. Expenditures are anticipated to be at the same level during 1999.

PATENTS AND TRADEMARKS

The Company owns or licenses a large number of U.S. and non-U.S. patents that relate to a wide variety of products and processes. Company patents expire at various times during the next several years. The Company also owns or licenses trademarks in the U.S. and in foreign countries on major products. While these patents, licenses, and trademarks are considered important, the Company does not consider its business as a whole to be materially dependent upon any one particular patent, patent license, or trademark.

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

The Company's commitment to environmental stewardship has earned favorable recognition. Since the Chemical Manufacturers Association ("CMA") began its Energy Efficiency Award Program in 1994, Eastman has won awards each year for its energy efficiency efforts. In 1998, three of the Company's U.S. plants received a total of five awards from the CMA. Eastman was also the 1998 recipient of the Chemical Education Foundation's Vanguard Award, which recognizes outstanding chemical product stewardship practices within the industry. In 1996, Tennessee Eastman Division's wastewater treatment facility received the Operational Excellence Award from the Kentucky-Tennessee Water Environment Association and the national George F. Burke, Jr. Award from the Water Environment Association for operation safety.

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

The Company's environmental protection and improvement cash expenditures were approximately $190 million, $220 million, and $175 million in 1998, 1997, and 1996, respectively, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

BACKLOG

During 1998, the Company's backlog of firm orders averaged between $175 million and $350 million, representing approximately two to four weeks' sales. The Company adjusts its inventory policy to control the backlog of products dependent on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to reduce backlog. Backlog is also affected by utilization of a given product manufacturing capacity.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

Earnest W. Deavenport, Jr., age 60, is Chairman of the Board and Chief Executive Officer of the Company. He joined the Company in 1960. Mr. Deavenport was named President of the Company in 1989 and also served as Group Vice President of Kodak from 1989 through 1993.

R. Wiley Bourne, Jr., age 61, is Vice Chairman of the Board and Executive Vice President of the Company, responsible for all business organizations. He joined the Company in 1959, was named Executive Vice President in 1989, and also served as a Vice President of Kodak from 1986 through 1993.

Dr. James L. Chitwood, age 55, is Senior Vice President of the Company, responsible for operations outside North America. Dr. Chitwood joined the Company in 1968, was named Senior Vice President of the Company in 1989, and Group Vice President, Specialty Business Group in 1991. Dr. Chitwood was appointed Senior Vice President with responsibility for Company business organizations in October 1994 and assumed his current responsibilities in 1996. He also served as a Vice President of Kodak from 1984 through 1993.

Harold L. Henderson, age 63, joined the Company in 1997 as Senior Vice President and General Counsel. Mr. Henderson served previously as chief legal officer of The Firestone Tire & Rubber Company from 1980 to 1985 and of RJR Nabisco, Inc. from 1985 to 1989. He was a consultant, commercial real estate developer, and private investor from 1989 through 1996.

Allan R. Rothwell, age 51, is Senior Vice President and Chief Financial Officer of the Company. Mr. Rothwell joined the Company in 1969 and was appointed Business Director, Industrial Intermediates in 1993. In 1994, he became Vice President and General Manager, Container Plastics, was appointed Vice President, Corporate Development and Strategy in 1997, and assumed his current position in 1998.

Darryl K. Williams, age 56, is Senior Vice President, Technology and Quality of the Company. Mr. Williams joined the Company in 1965. He was appointed President of Eastman Chemical Japan Ltd., in 1992, was named Vice President, Asia Pacific Regional Support Services in 1993, was appointed Vice President, Asia Pacific Sales in 1994, and was named Senior Vice President, Technology in 1996. He assumed his current position in 1998.

Betty W. DeVinney, age 54, is Vice President, Communications and Public Affairs of the Company. Mrs. DeVinney joined the Company in 1973. In 1991, she became Manager, Employment, was named Manager, Community Relations in 1995 and was appointed Manager, Corporate Relations in 1997. She assumed her current position in 1998.

Patrick R. Kinsey, age 53, is Vice President and Comptroller of the Company. Mr. Kinsey joined the Company in 1967, was named Director, Internal Auditing in 1993 and became Director, Corporate Financial Reporting in 1996. He assumed his current position in 1998.

Roger K. Mowen, Jr., age 53, is Vice President, Customer Demand Chain of the Company. Mr. Mowen joined the Company in 1971. He was named Vice President and General Manager, Polymer Modifiers, in 1991, was named Superintendent of the Polymers Division in 1994, and was appointed President, Carolina Eastman Division, in 1996. Mr. Mowen assumed his current position in 1998.

B. Fielding Rolston, age 57, is Vice President, Human Resources and Health, Safety, Environment, and Security of the Company. Mr. Rolston joined the Company in 1964 and was appointed Vice President, Customer Service and Materials Management of the Company in 1987. He assumed his current position in 1998.

Garland S. Williamson, age 54, is Vice President, Worldwide Manufacturing of the Company. Mr. Williamson joined the Company in 1967. He was named Vice President, Asia Pacific Manufacturing, in 1992, and was appointed President, Texas Eastman Division, in 1996. Mr. Williamson assumed his current position in 1998.

ITEM 2.   PROPERTIES

PROPERTIES

A summary of the Company's principal manufacturing sites and the operating segment(s) for which products are produced at each site is shown in the table below. Eastman's plants generally are well maintained, are in good operating condition, and are suitable and adequate for their use. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but none of the principal plants are substantially idle.

The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.

     Location                                Unit                                   Segment
----------------------------   ------------------------------------------    ---------------------------

Batesville, Arkansas           Arkansas Eastman                              Specialty and Performance
                                                                             Chemical Intermediates
Columbia, South Carolina       Carolina Eastman                              Specialty and Performance
                                                                             Core Plastics
Cosoleacaque, Mexico           Eastman Chemical Industrial de Mexico         Specialty and Performance
                                                                             Core Plastics
Dusseldorf, Germany            Ernst Jager Fabrik Chemischer Rohstoffe       Specialty and Performance
Hamburg, Germany               Ernst Jager Fabrik Chemischer Rohstoffe       Specialty and Performance
Hartlepool, England            Eastman Chemical Ectona, Ltd.                 Specialty and Performance
                                                                             Core Plastics
Hong Kong                      Eastman Chemical Hong Kong Limited            Specialty and Performance
Kingsport, Tennessee           Tennessee Eastman                             Specialty and Performance
                                                                             Core Plastics
                                                                             Chemical Intermediates
Kuantan, Malaysia              Eastman Chemical (Malaysia) Sdn. Bhd.         Specialty and Performance
                                                                             Core Plastics
Llangefni, Wales               Eastman Chemical (UK) Limited                 Specialty and Performance
Longview, Texas                Texas Eastman                                 Specialty and Performance
                                                                             Core Plastics
                                                                             Chemical Intermediates
Rochester, New York            Distillation Products Division                Specialty and Performance
Roebuck, South Carolina        ABCO Industries, Inc.                         Specialty and Performance
Rotterdam, Netherlands         Eastman Chemical Netherlands B.V.             Specialty and Performance
                                                                             Core Plastics
San Roque, Spain               Eastman Chemical Espana, S.A.                 Specialty and Performance
                                                                             Core Plastics
Singapore*                     Eastman Chemical Singapore Pte. Ltd.          Specialty and Performance
                                                                             Chemical Intermediates
Toronto, Ontario, Canada       Eastman Chemical Canada, Inc.                 Core Plastics
Workington, England            Eastman Chemical Ectona, Ltd.                 Specialty and Performance
                                                                             Core Plastics
Zarate, Argentina              Eastman Chemical Argentina S.R.L.             Specialty and Performance
                                                                             Core Plastics





*Limited production began in 1998.  Full operations are expected in 1999.

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

The Company has distribution facilities at all of its plant sites. In addition, the Company conducts manufacturing operations at three other sites and owns or leases over 90 stand-alone distribution facilities in the United States and 18 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Coral Gables, Florida; The Hague, Netherlands; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; Osaka, Japan; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, Netherlands; Coral Gables, Florida; and Singapore.

ITEM 3.   LEGAL PROCEEDINGS

GENERAL

The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including those described in the following paragraphs, will have a material adverse effect on the Company's overall financial position or results of operations. However, adverse developments could negatively impact earnings in a particular period.

SORBATES LITIGATION

As previously reported, on September 30, 1998, Eastman entered into a voluntary plea agreement with the Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, Eastman entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in third quarter 1998 and will pay the fine in installments over a period of five years.

In addition, the Company, along with other companies, has been named as a defendant in seven antitrust lawsuits brought subsequent to the Company's plea agreement as putative class actions on behalf of certain purchasers of sorbates. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Three of the suits were filed in Superior Court for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; two of the proceedings are pending in United States District Court for the Northern District of California, one under federal antitrust laws on behalf of a class of all direct purchasers of sorbates and one under California's antitrust and consumer protection laws on behalf of a class of all indirect purchasers of sorbates; and two cases were filed in Circuit Courts in the state of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of a class of all indirect purchasers of sorbates in those states. The plaintiffs in each case seek treble damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, and none of the proposed classes has been certified.

The Company intends vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized a charge to earnings in the fourth quarter of 1998 of $8 million for the estimated costs, including legal fees, related to the pending sorbates litigation described above. Because of the early stage of these putative class action lawsuits, however, the ultimate outcome of these matters cannot presently be determined, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.

ENVIRONMENTAL MATTER

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareowners during the fourth quarter of 1998.






--------------------------------
RESPONSIBLE CARE is a registered service mark of the chemical industry. EASTAPAK, EASTOTAC, EpB, MXSTEN, SPECTAR, TENITE, and TENITE HIFOR are trademarks of Eastman Chemical Company.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREOWNER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN." The following table presents the high and low sales prices of the Common Stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 1997 and 1998.

                                                                  CASH DIVIDENDS
                                   HIGH              LOW             DECLARED

1998

1st Quarter                       68 1/8           56 13/16            $   .44
2nd Quarter                       72 15/16         60 5/8                  .44
3rd Quarter                       62 7/16          48 15/16                .44
4th Quarter                       62 5/8           43 1/2                  .44

1997

1st Quarter                       57               53 1/2              $   .44
2nd Quarter                       64 1/2           50 3/4                  .44
3rd Quarter                       64               57 3/8                  .44
4th Quarter                       65 3/8           56 1/4                  .44


--------------------------------

As of December 31, 1998 there were 79,263,548 shares of the Company's Common Stock issued and outstanding, which shares were held by 79,994 shareowners of record. These shares include 158,424 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 1999, and currently anticipates continuing to pay quarterly cash dividends. Quarterly dividends on Common Stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time.

The Company did not sell any equity securities during the fourth quarter of 1998 in transactions not registered under the Securities Act of 1933. For information concerning issuance of shares and option grants in 1998 under compensation and benefit plans and shares held by the Company's charitable foundation, see Part II--Item 8--"Financial Statements and Supplementary Data" -- Notes 7 and 9 to Consolidated Financial Statements.

ITEM 6.      SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)            1998      1997      1996     1995      1994

SUMMARY OF OPERATING DATA

Sales                                                   $  4,481  $  4,678  $  4,782  $  5,040  $  4,329
Operating earnings                                           434       506       663       964       636
Earnings from operations
  before income taxes                                        360       446       607       899       550
Net earnings                                                 249       286       380       559       336
Basic earnings per share                                    3.15      3.66      4.84      6.84      4.06
Diluted earnings per share                                  3.13      3.63      4.79      6.78      4.04


STATEMENT OF FINANCIAL POSITION DATA

Current assets                                          $  1,415  $  1,490  $  1,345  $  1,487  $  1,248
Properties at cost                                         8,594     8,104     7,530     6,791     6,389
Accumulated depreciation                                   4,534     4,223     4,010     3,742     3,483
Total assets                                               5,876     5,778     5,266     4,872     4,395
Current liabilities                                          985       954       787       873       793
Long-term borrowings                                       1,649     1,714     1,523     1,217     1,195
Total liabilities                                          3,942     4,025     3,627     3,344     3,100
Total shareowners' equity                                  1,934     1,753     1,639     1,528     1,295
Dividends declared per share                                1.76      1.76      1.72      1.64      1.60

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS

EARNINGS

(Dollars in millions, except per share amounts)         1998             1997         CHANGE         1996

Operating earnings                                   $   434          $   506           (14)%        $  663
Net earnings                                             249              286           (13)            380
Earnings per share
--Basic                                                 3.15             3.66           (14)           4.84
--Diluted                                               3.13             3.63           (14)           4.79

1998 COMPARED WITH 1997

Results for 1998 were significantly impacted by global economic conditions that produced extreme pressure on selling prices. For the year, downward pressure on selling prices was particularly evident for fibers, flexible plastics, industrial intermediates, coatings, inks and resins. Average selling prices for EASTAPAK polymers ("PET") for the year were level with 1997 but declined significantly in fourth quarter due to competitive activity. Sales volumes improved slightly for the year and were higher in all three segments, partially offsetting the overall decline in selling prices. The Company recognized volume improvements in part due to the 1998 startup of new manufacturing facilities.

The Company's 1998 net earnings reflect returns of 14% on equity and 9% on capital. Net earnings for 1998 were impacted by nonrecurring items recorded in the third and fourth quarters, including charges for violation of the Sherman Act and related civil litigation, charges related to certain underperforming assets and discontinued projects, and the effect of a lower tax rate. Net earnings for 1997 were impacted by nonrecurring items, including a gain from damages awarded for patent infringement and a charge for partial settlement and curtailment of pension and other postemployment benefit liabilities arising from a large number of employee retirements. For additional information see Notes to Consolidated Financial Statements.


Costs for most major raw materials, including propane feedstock, paraxylene, purified terephthalic acid ("PTA"), ethylene glycol and natural gas, were below 1997 levels but the effect of the decline in selling prices generally offset the effect of lower raw materials costs. Unit costs were unfavorably impacted by unused available manufacturing capacity resulting from lower demand and inventory reductions occurring primarily in fourth quarter. Higher net interest costs resulted from lower capitalized interest following the completion of several substantial capital projects in 1998. Depreciation also increased as a result of capital projects completed in 1998 and 1997. Selling and general administrative expenses were positively impacted by a reduction in labor hours and lower incentive compensation expense. The Company continued to achieve productivity gains and cost structure improvements as a result of the Advantaged Cost 2000 initiative.

The U.S. dollar produced an unfavorable effect on sales denominated in currencies other than U.S. dollars, although the earnings impact was generally offset by gains realized on currency hedging transactions.

SUMMARY BY OPERATING SEGMENT

SPECIALTY AND PERFORMANCE SEGMENT (1)

(Dollars in millions)             1998            1997         CHANGE    1996

Sales                             $2,736          $2,878        (5)%     $2,923
Operating earnings                   357             452       (21)         554

(1) Prior period amounts have been reclassified to conform to the 1998 presentation, which is prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

1998 COMPARED WITH 1997

Sales volume increased for the year but revenue declined, reflecting the effect of lower selling prices caused by global economic conditions, industry overcapacities and competitive market conditions. Strong volume growth for SPECTAR copolymer and growing market acceptance of new specialty plastics such as MXSTEN and TENITE HIFOR were partially offset by a decline in sales volumes for cellulosic plastics. Sales volumes for coatings, inks and resins improved slightly from 1997, but prices reflected industry oversupply, particularly for neopentyl glycols ("NPG"). Sales volumes for fibers for the year were lower than 1997. Performance chemicals volumes for the year were negatively affected by competitive market conditions, including the effect of industry oversupply of sorbates. Fine chemicals sales volumes declined for the year, reflecting decreased sales into photographic markets and customer delays of custom manufacturing projects.

Operating earnings were significantly decreased by nonrecurring charges which included recognition of an impairment loss related to the CHDA plant in Kingsport, Tennessee and costs related to abandonment of certain capital projects (see Note 8 to Consolidated Financial Statements), and charges for violation of the Sherman Act and related civil litigation (see Note 19 to Consolidated Financial Statements). Operating earnings were also negatively impacted by operational and maintenance problems which occurred primarily in fourth quarter 1998, including a power outage at the Kingsport, Tennessee manufacturing site. Operating earnings for the segment overall were positively impacted by lower costs for raw materials, energy, selling and general administrative expenses, and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

CORE PLASTICS SEGMENT (1)

(Dollars in millions)               1998       1997    CHANGE         1996

Sales                              $1,071     $1,067        -%       $1,143
Operating earnings (loss)             (40)       (92)      57           (36)

(1) Prior period amounts have been reclassified to conform to the 1998 presentation, which is prepared in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

1998 COMPARED WITH 1997

Sales revenue for the segment overall was relatively unchanged as global economic conditions pressured selling prices, effectively offsetting higher sales volume. The effect of higher selling prices for EASTAPAK polymers achieved earlier in the year was mitigated by a significant downturn in pricing late in the year. Sales volumes for commodity grade polyethylenes were higher but selling prices were lower, reflecting competitive market conditions.

Operating losses reflect lower selling prices and operational and maintenance problems which occurred primarily in the fourth quarter including a power outage at the Kingsport, Tennessee manufacturing site, offset somewhat by lower raw materials costs. Operating earnings were positively impacted by lower selling and general administrative expenses and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

CHEMICAL INTERMEDIATES SEGMENT

(Dollars in millions)             1998       1997        CHANGE    1996

Sales                             $674       $733         (8)%     $716
Operating earnings                 117        146        (20)       145

1998 COMPARED WITH 1997

Sales volumes for chemical intermediates increased slightly for the year but excess industry capacity, strong competitive activity, and overall global economic conditions negatively impacted revenues and earnings. Earnings were also impacted by operational and maintenance problems which occurred primarily in fourth quarter, including a power outage at the Kingsport, Tennessee manufacturing site, and preproduction costs related to new manufacturing facilities in Singapore. Lower raw materials costs positively affected results. Operating earnings were positively impacted by lower selling and general administrative expenses and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-K.)

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

(Dollars in millions)                1998       1997      CHANGE        1996

United States and Canada           $ 2,933     $3,051         (4)%     $3,183
Europe, Middle East, and Africa        752        780         (4)         745
Asia Pacific                           429        506        (15)         548
Latin America                          367        341          8          306
                                   -------     ------                  ------
    Total                          $ 4,481     $4,678                  $4,782
                                   =======     ======                  ======

1998 COMPARED WITH 1997

Sales in the United States for 1998 were $2.764 billion, down 4% from 1997 sales of $2.875 billion. Although sales volume was up slightly, selling prices declined as a result of global economic conditions, particularly for polyethylenes and oxo products.

Sales to customers outside the United States for 1998 were $1.717 billion, down 5% from 1997 sales of $1.803 billion. Sales outside the United States were 38% of total sales in 1998 compared with 39% for 1997. Decreased sales volumes and prices for fibers were experienced in Asia Pacific and Middle Eastern regions, although sales volumes in Asia Pacific improved during fourth quarter. Latin American sales revenue improvement primarily reflected increased manufacturing capacity in Argentina and growth in customer demand for EASTAPAK polymers.

With a substantial portion of 1998 sales to customers outside the United States and approximately 12% of its products manufactured outside the United States in 1998 based on sales volume, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. A strong U.S. dollar against foreign currencies resulted in unfavorable currency exchange effects, primarily in Europe and Asia Pacific. See Note 11 to Consolidated Financial Statements and
Part II--Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

SUMMARY OF CONSOLIDATED RESULTS

(Dollars in millions)               1998       1997      CHANGE        1996

SALES                             $4,481      $4,678        (4)%      $4,782

Sales volumes were slightly higher in all three segments for the year, but revenues declined as a result of lower selling prices attributable to global economic conditions. Sales were negatively affected by the strength of the U.S. dollar against foreign currencies, primarily in Europe and Asia Pacific.

 (Dollars in millions)              1998       1997      CHANGE        1996

GROSS PROFIT                      $   935    $1,096      (15)%       $1,179
As a percentage of sales             20.9%     23.4%                   24.7%

Gross profit declined primarily as a result of significantly lower selling prices. In addition, gross profit was negatively affected by recognition of nonrecurring charges including an impairment loss related to the CHDA plant in Kingsport, Tennessee, costs related to abandonment of certain capital projects, costs related to a power outage at the Kingsport, Tennessee manufacturing site, and charges for violation of the Sherman Act and related civil litigation. Lower costs for raw materials, cost structure improvements and productivity gains partially offset the decline in selling prices and nonrecurring charges.

(Dollars in millions)                         1998    1997    CHANGE     1996

SELLING AND GENERAL ADMINISTRATIVE EXPENSES  $316     $337      (6)%     $332
   As a percentage of sales                   7.1%     7.2%               6.9%

RESEARCH AND DEVELOPMENT COSTS               $185     $191      (3)%     $184
   As a percentage of sales                   4.1%     4.1%               3.8%

Selling and general administrative expenses and research and development costs were positively impacted by a reduction in labor hours and lower incentive compensation expense.

(Dollars in millions)                       1998    1997      CHANGE     1996

INTEREST COSTS                              $127    $128                 $ 95
LESS CAPITALIZED INTEREST                     31      41                   28
                                            ----    ----                 ----
NET INTEREST EXPENSE                        $ 96    $ 87         10%     $ 67
                                            ====    ====                 ====

Capitalized interest peaked in 1997 and declined in 1998 as several substantial projects in the Company's major capital investment program were completed during 1998.


(Dollars in millions)                       1998    1997      CHANGE     1996

OTHER INCOME, NET                           $ 22    $ 27        (19)%    $ 11

Other income and other charges include interest income, royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. Included in 1997 is a gain from damages awarded for patent infringement. In 1996 the Company recognized a gain from the sale of the Company's food emulsifier business.

(Dollars in millions)                       1998    1997      CHANGE     1996

PROVISION FOR INCOME TAXES                 $ 111    $ 160       (31)%   $  227
   Effective tax rate                       30.8%    35.8%                37.4%

The Company recorded an income tax benefit of $15 million in 1998 attributable to amended returns reflecting redetermined foreign sales corporation results and the results of the completed Internal Revenue Service examination for the years 1994 to 1996.

1997 COMPARED WITH 1996

The Company's 1997 net earnings reflect returns of 17% on equity and 10% on capital. Sales volumes improved 6% overall due to good demand and new capacity. However, earnings reflect the significant negative impact of lower EASTAPAK polymers prices which resulted from excess industry capacity, and substantially lower acetate tow volume caused by excess industry capacity and customer inventory reductions, mainly in China. Lower costs were experienced for major raw materials including paraxylene, purified terephthalic acid ("PTA"), and propane feedstock. Productivity gains realized from the Company's Advantaged Cost 2000 program and a gain from damages awarded for patent infringement positively impacted net earnings. Operating earnings for 1997 reflect a $62 million ($40 million after tax) charge for partial settlement and curtailment of pension and other postemployment benefit liabilities arising from the retirement of approximately 1,700 employees. The large number of retirements was not the result of special payments or incentives. Preproduction costs related to start-up of new manufacturing facilities had a moderately negative effect on earnings. The Company's financial results were not materially affected by the Asian financial crisis in 1997.

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

With a substantial portion of 1997 sales to customers outside the United States and approximately 11% of its products manufactured outside the United States based on sales volume, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. Foreign currency hedging transactions mitigated the impact of foreign currency transaction and remeasurement losses. However, the change in exchange rates when compared to 1996 negatively impacted net earnings by approximately $35 million.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                             1998         1997         1996

Ratio of earnings to fixed charges                                3.2x         3.7x          6.1x
Current ratio (1)                                                 1.4x         1.6x          1.7x
Percent of long-term borrowings to total capital (1)               46%          49%           48%
Percent of floating-rate borrowings to total borrowings (1)        13%          12%           21%

-------------
(1) At end of year.

CASH FLOW
(Dollars in millions)                                            1998         1997         1996
Net cash provided by (used in)
  Operating activities                                          $ 731        $ 698         $ 746
  Investing activities                                           (545)        (745)         (809)
  Financing activities                                           (186)          52           (13)
                                                                -----        -----         -----
Net change in cash and cash equivalents                         $   -        $   5         $ (76)
                                                                =====        =====         =====
Cash and cash equivalents at end of period                      $  29        $  29         $  24
                                                                =====        =====         =====

Cash provided by operating activities includes the effect of lower net earnings over the periods presented resulting from business conditions previously discussed. Other changes in cash provided by operating activities resulted from changes in receivables, inventories and timing of expenditures, related primarily to international expansion activities and working capital management. Cash provided by operating activities was also impacted by timing of expenditures related to pension funding. Cash used in investing activities peaked in 1996 due to significant global expansion activities underway at that time, and declined in 1997 and 1998 as projects were completed. Cash used in financing activities in 1998 reflects a decrease in commercial paper borrowings and proceeds received from a $23 million issuance of tax-exempt bonds. Cash provided by financing activities in 1997 reflects treasury stock purchases and proceeds received from a $300 million issuance of 7.60% debentures due February 1, 2027 which were used to repay commercial paper borrowings outstanding at that time. Cash used in financing activities in 1996 reflect treasury stock purchases and an increase in commercial paper borrowings. Also reflected in cash flows from financing activities is the payment of dividends in all years presented.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 1999 the Company estimates that depreciation will be $360 million and that capital expenditures will be equal to or less than depreciation. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at the end of 1998 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments approximate $2 billion over 15 years. Eastman has other long-term commitments relating to joint venture agreements as described in Note 4 to Consolidated Financial Statements.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was
 .075% in 1998, 1997, and 1996. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of

December 31, 1998, the Company's commercial paper outstanding balance was $123 million, at interest rates ranging between 5.25% and 5.81%. At December 31, 1997, a total of $213 million of commercial paper was outstanding, at interest rates ranging between 6.10% and 6.90%. In 1997 Eastman issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay commercial paper borrowings outstanding at that time.

During 1998 the Securities and Exchange Commission declared effective the Company's registration statement to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

Also during 1998 the Company issued $23 million tax-exempt bonds at variable interest rates, the proceeds of which are to be used for the construction of certain solid waste disposal facilities in Kingsport, Tennessee. The proceeds from this issuance are held in trust and become available to the Company as expenditures are made for construction of the designated solid waste disposal facilities. Approximately $4 million of qualifying expenditures related to these projects had been made as of December 31, 1998.

The Company repurchased a total of 5,935,301 shares of its common stock during 1995, 1996, and 1997 at a cost of $369 million, and is currently authorized to purchase up to an additional $400 million of its common stock. In first quarter 1999 the Company announced its intention to resume stock repurchases. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS                                         1998       1997       1996
Cash dividends declared per share                 $1.76      $1.76     $1.72

ENVIRONMENTAL

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

The Company's environmental protection and improvement cash expenditures were approximately $190 million, $220 million, and $175 million in 1998, 1997, and 1996, respectively, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years inflation has not had a material adverse impact on Eastman's costs, primarily because of price competition among suppliers of raw materials. However, significant changes in raw materials prices, particularly petroleum derivatives, could have a significant impact on costs, which the Company may or may not be able to reflect fully in its pricing structure.

YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with date-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. Year 2000 problems could affect many of the Company's processes, including production, distribution, research and development, financial, administrative and communications operations.

The Company's date dependent systems can be summarized in three categories: computerized business systems; computerized distributed control systems for manufacturing; and other devices using embedded chips.

Internal identification of all business systems, manufacturing systems and embedded chip devices for year 2000 compliance is complete. An outside consultant has evaluated the Company's identification, assessment, and testing process related to manufacturing and embedded equipment and concluded that the results of the internal processes are reliable.

The Company considers its key enterprise business computer systems capable of accurately handling year 2000 dates. Final integrated acceptance testing of the Company's existing key enterprise business computer systems was completed successfully by December 31, 1998. Very few problems were encountered in this area, primarily because of the Company's aggressive implementation of enterprise software and standardized desktop/office software earlier this decade. The Company will continue its year 2000 assessment and testing efforts for new or modified business computer systems throughout 1999.

Parallel assessment and remediation of date dependent manufacturing control systems and devices are proceeding. Manufacturers of these products are being contacted to ascertain year 2000 compliance and product compliancy responses have been received for more than ninety percent of identified products. A minimal number of devices have been determined to be non-compliant, with most requiring software upgrades at minimal cost. A testing plan approved by senior management is being used to evaluate all manufacturing control systems for date sensitive issues and to test a representative sample of these control systems. The Company's current plan for manufacturing control systems is to complete assessment, testing and most of the remediation or workaround solutions on critical control systems by June 1999. This plan is on schedule. However, because of plant scheduling and equipment lead times, some upgrade work may not occur until the second half of 1999. Additionally, some lower priority embedded devices may not be tested or remediated but will be managed by contingency plans. Although some risk is inherent with this plan, the Company believes the risk is controllable with contingency plans being developed and that this plan does not pose significant problems for the Company's various manufacturing control systems.

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

The Company has identified and is communicating with key suppliers and other service providers to determine if entities with which the Company transacts business have an effective plan in place to address the year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own year 2000 issue. While all customers have not been surveyed directly, the Company has exchanged information with certain customers as they contact Eastman about its year 2000 compliance. In addition, the Company is currently identifying key customers with whom more detailed information will be exchanged. The Company has received year 2000 disclosure statements from ninety-nine percent of raw materials suppliers surveyed, ninety-two percent of mechanical suppliers surveyed and eighty-five percent of other service providers surveyed. The Company is proceeding with a more detailed assessment of selected critical suppliers, service providers and key customers to further assess the Company's risk. The Company expects to complete these assessments by June 1999. Assessment of suppliers, service providers and customers is entirely dependent upon the accuracy and validity of their year 2000 disclosure statements.

A business contingency planning team composed of key business managers has been assigned to develop company-wide contingency plans. This team is actively assessing the internal and external risks posed by the year 2000 issue, such as power, energy, telecommunications, transportation and material supply disruptions, and will be using existing business continuity plans while taking into account issues unique to the year 2000 issue. Major elements of the plan will be completed by June 1999 with refinement and execution continuing up to and through the year 2000 rollover.

Based on current plans and efforts to date, the Company does not anticipate that the year 2000 issue will have a material effect on results of operations or financial condition. However, the above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or remediating all year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, then the Company's results of operations or financial condition could be materially impacted.

HOLSTON DEFENSE CORPORATION

Holston Defense Corporation ("Holston"), a wholly owned subsidiary of the Company, managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the "Facility") under contract with the Department of Army ("DOA") from 1949 until expiration of the contract (the "Contract") on December 31, 1998. The DOA awarded a contract to manage the Facility to a third party effective January 1, 1999.

The Contract provides for reimbursement of allowable costs incurred by Holston. The Company has recognized liabilities associated with Holston's curtailment of pension, other postretirement benefits and other termination costs in accordance with generally accepted accounting principles and expects the DOA to reimburse substantially all such costs and payments. The recording during second quarter 1998 of previously unrecognized liabilities for pension and other termination costs had no effect on earnings because the Company also recorded a receivable from the DOA for reimbursement of such amounts. Reimbursement of certain previously recognized pension and postretirement benefit costs will be credited to earnings at the time of receipt of reimbursement from the DOA. A delay in reimbursement by the DOA resulted in the Company advancing funds in early 1999 to pay a portion of such costs. The Company will likely be required to advance additional funds to pay pension benefit liabilities, as well as other postretirement and termination costs, if there are further delays in payment or reimbursement by the DOA. The Company expects no significant impact on financial position or results of operations related to expiration of the Contract. See
Note 17 to Consolidated Financial Statements.

THE EURO

The Treaty on European Union provided that an economic and monetary union ("EMU") be established in Europe whereby a single European currency, the euro, was introduced to replace the currencies of participating member states. The euro was introduced on January 1, 1999, at which time the value of participating member state currencies were irrevocably fixed against the euro and the European Currency Unit ("ECU"). For the three year transitional period ending
December 31, 2001, the national currencies of member states will continue to circulate but be subunits of the euro. New public debt will be issued in euro and existing debt may be denominated into euro. At the end of the transitional period, euro banknotes and coins will be issued, and the national currencies of the member states will cease to be legal tender no later than June 30, 2002.
The countries that adopted the euro on January 1, 1999 were Austria, Belgium, Finland, France, Germany, Ireland, Italy, Luxembourg, The Netherlands, Portugal, and Spain. Other countries are expected to join following the transition period.

The Company has operations in many of the euro participating countries. The introduction of the euro is expected to exert a general downward pressure on prices as comparability of prices among countries becomes easier. This price transparency is not expected to have a material impact on the Company. Currency exchange and hedging costs are expected to be lower. The functional currency of the Company's operations in affected countries will remain unchanged until yearend 2000, when it will switch to the euro. The Company has reviewed and is making changes required for euro readiness in areas such as marketing, purchasing, pricing, treasury, cash management, systems, taxes, accounting, contracts, and payroll. The systems costs associated with implementing the euro are projected to be less than $500,000 through utilization of existing enterprise software functionality.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," was issued by the American Institute of Certified Public Accountants in March 1998 and requires capitalization of certain internal-use computer software costs which will subsequently be amortized over a three year period. The Company will comply with the requirements of this SOP effective for the Company's 1999 financial reporting. The Company's current practice has been to expense such costs as incurred. The standard will have an immaterial effect on earnings during 1999.

OUTLOOK

Given the current economic environment and continued pressure on selling prices, the Company anticipates that it will be a challenge to improve earnings in 1999 over those of 1998. Current global economic conditions and industry overcapacities are expected to continue to negatively impact selling prices for many products. First quarter 1999 results, however, are expected to improve over fourth quarter 1998 due to volume gains from increased capacity utilization, improved plant operations, and continuing cost reduction efforts.

The Company expects Asia Pacific sales volume will improve due to new available capacities, although selling prices in the region will likely be depressed. Given the current Brazilian economic situation and its impact on the region, the Company anticipates it will be a challenge to improve sales and earnings for Latin America. Growth in Europe is expected to moderate following the startup in 1998 of new manufacturing facilities in Rotterdam. The Company anticipates that sales prices and volumes in North America will be pressured.

Demand for EASTAPAK polymers is expected to continue to grow although pricing will remain under pressure due to excess capacity worldwide. SPECTAR copolymer volume growth is expected to continue due to strong demand for heavy gauge sheet and display applications. Sales volumes for new polyethylene performance polymers, MXSTEN and TENITE HIFOR, are expected to grow, although customer qualification time has taken longer than originally anticipated. Although improvement is expected in fine chemicals volumes as a result of converting existing manufacturing facilities to cGMP status and new cGMP facilities to be constructed at the Batesville, Arkansas plant site, declining volume in the photographic market may precede anticipated growth in the pharmaceutical and agricultural chemical areas. Fibers volumes are expected to improve slightly, but pricing is expected to be level to slightly down. Continued price pressure on solvents is expected, but volumes should improve with the startup in early 1999 of the Singapore oxo facility, assuming current levels of demand.

The Company will continue to pursue alternatives to diminish the impact of the container plastics business on its portfolio, while improving cash flow from this business.

The Company estimates that depreciation in 1999 will be approximately $360 million and plans capital expenditures equal to or less than depreciation. Interest cost is expected to remain level with 1998, but capitalized interest is expected to decrease as capital expenditures decline and capital improvements now underway are completed.

In 1999, the Company will place an increased priority on cash flow through increased sales volumes, reduced capital expenditures, working capital reduction efforts, continued emphasis on cost structure improvements and productivity gains through its Advantaged Cost 2000 initiative, reinforced by basing annual incentive payments for senior management on free cash flow.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; additional available manufacturing capacity; capital spending and depreciation; the year 2000 issue; global economic conditions; and supply and demand, volumes, prices, costs, margins, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These underlying assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: continued pressure on selling prices from global economic conditions and industry overcapacities; continued good demand overall for the Company's products; continued demand growth worldwide for EASTAPAK polymers; continued capacity additions within the PET industry worldwide; capacity additions within the ethylene industry worldwide; stabilization of acetate tow demand and selling prices; availability of key purchased raw materials with stabilization of or no significant increase in costs; continued market reception of new polyethylene products and continued shift of polyethylene product mix to less commodity products; availability of recent or planned manufacturing capacity increases for container plastics, SPECTAR, coatings, and oxo products; improved manufacturing plant operations and maintenance; and labor and material productivity gains sufficient to meet targeted cost structure reductions.







----------------------------
EASTAPAK, EASTOTAC, EpB, SPECTAR, MXSTEN, TENITE and TENITE HIFOR are trademarks of Eastman Chemical Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company determines its market risk utilizing sensitivity analysis, which measures the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates and/or foreign currency exchange rates. The market risk associated with the fair value of interest-rate-sensitive instruments assuming an instantaneous parallel shift in interest rates of 10% is approximately $92 million and an additional $10 million for each one percentage point change in interest rates thereafter. This exposure is primarily related to long-term debt with fixed interest rates. The market risk associated with foreign currency-sensitive instruments utilizing a modified Black-Scholes option pricing model and a 10% adverse move in the U.S. dollar relative to each foreign currency hedged by the Company is approximately $37 million and an additional $3 million for an additional one percentage point adverse change in foreign currency exchange rates. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM                                                                               PAGE

Management's responsibility for financial statements                                  33

Report of independent accountants                                                     34

Consolidated statements of earnings, comprehensive income, and retained earnings      35

Consolidated statements of financial position                                         36

Consolidated statements of cash flows                                                 37

Notes to consolidated financial statements                                         38-60

         MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company and subsidiaries appearing on pages 35 through 60. Eastman has prepared these consolidated financial statements in accordance with generally accepted accounting principles, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

         The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with generally accepted auditing standards. Their report is included herein.

         The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of nonmanagement Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with PricewaterhouseCoopers LLP and Eastman's director of internal auditing, both privately and with management present, to discuss accounting, auditing, policies and procedures, internal controls, and financial reporting matters.



         /s/ Earnest W. Deavenport, Jr.         /s/ Allan R. Rothwell
         ---------------------------------      ----------------------------
         Earnest W. Deavenport, Jr.             Allan R. Rothwell
         Chairman of the Board and              Senior Vice President and
             Chief Executive Officer               Chief Financial Officer

         January 29, 1999

         REPORT OF INDEPENDENT ACCOUNTANTS


         To the Board of Directors and Shareowners of Eastman Chemical Company

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 63 present fairly, in all material respects, the financial position of Eastman Chemical Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





         /s/ PricewaterhouseCoopers LLP
         ----------------------------------------
         PRICEWATERHOUSECOOPERS LLP
         New York, New York
         January 29, 1999

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
                          INCOME, AND RETAINED EARNINGS
                 (Dollars in Millions, Except Per Share Amounts)


                                                   1998          1997          1996

Sales                                            $ 4,481       $ 4,678       $ 4,782
Cost of sales                                      3,546         3,582         3,603
                                                 -------       -------       -------
Gross profit                                         935         1,096         1,179

Selling and general administrative expenses          316           337           332
Research and development costs                       185           191           184
Early retirement charge                                -            62             -
                                                 -------       -------       -------
Operating earnings                                   434           506           663

Interest expense, net                                 96            87            67
Other income, net                                     22            27            11
                                                 -------       -------       -------
Earnings before income taxes                         360           446           607

Provision for income taxes                           111           160           227
                                                 -------       -------       -------

Net earnings                                     $   249       $   286       $   380
                                                 =======       =======       =======

Basic earnings per share                         $  3.15       $  3.66       $  4.84
                                                 =======       =======       =======
Diluted earnings per share                       $  3.13       $  3.63       $  4.79
                                                 =======       =======       =======


COMPREHENSIVE INCOME
Net earnings                                     $   249       $   286       $   380
Other comprehensive income (loss)                     19           (68)           18
                                                 -------       -------       -------
Comprehensive income                             $   268       $   218       $   398
                                                 =======       =======       =======

RETAINED EARNINGS
Retained earnings at beginning of year           $ 2,078       $ 1,929       $ 1,684
Net earnings                                         249           286           380
Cash dividends declared                             (139)         (137)         (135)
                                                 -------       -------       -------
Retained earnings at end of year                 $ 2,188       $ 2,078       $ 1,929
                                                 =======       =======       =======












The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Dollars in Millions)


                                                                             DECEMBER 31,
                                                                          1998          1997
ASSETS
Current assets
  Cash and cash equivalents                                            $    29       $    29
  Receivables                                                              776           793
  Inventories                                                              493           511
  Other current assets                                                     117           157
                                                                       -------       -------
    Total current assets                                                 1,415         1,490
                                                                       -------       -------

Properties
  Properties and equipment at cost                                       8,594         8,104
  Less:  Accumulated depreciation                                        4,534         4,223
                                                                       -------       -------
    Net properties                                                       4,060         3,881
                                                                       -------       -------

Other noncurrent assets                                                    401           407
                                                                       -------       -------

    Total assets                                                       $ 5,876       $ 5,778
                                                                       =======       =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables and other current liabilities                               $   985       $   954
                                                                       -------       -------
      Total current liabilities                                            985           954

Long-term borrowings                                                     1,649         1,714
Deferred income tax credits                                                415           397
Postemployment obligations                                                 712           724
Other long-term liabilities                                                181           236
                                                                       -------       -------
    Total liabilities                                                    3,942         4,025
                                                                       -------       -------

Shareowners' equity
  Common stock ($0.01 par - 350,000,000 shares authorized;
    shares issued -- 84,432,114 and 84,144,672)                             1             1
  Paid-in capital                                                           94            77
  Retained earnings                                                      2,188         2,078
  Other comprehensive income (loss)                                        (18)          (37)
                                                                       -------       -------
                                                                         2,265         2,119

  Less:  Treasury stock at cost (5,326,990 and 5,889,311 shares)           331           366
                                                                       -------       -------

    Total shareowners' equity                                            1,934         1,753
                                                                       -------       -------

    Total liabilities and shareowners' equity                          $ 5,876       $ 5,778
                                                                       =======       =======





The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)

                                                                    1998        1997        1996

Cash flows from operating activities
  Net earnings                                                      $ 249       $ 286       $ 380
                                                                    -----       -----       -----

  Adjustments to reconcile net earnings to
  net cash provided by operating activities
      Depreciation                                                    351         327         314
      Provision for deferred income taxes                              66           7           8
      (Increase) decrease in receivables                               19         (53)         66
      (Increase) decrease in inventories                               19         (65)         10
      Increase (decrease) in employee benefit liabilities
        and incentive pay                                              57         134         (69)
      Increase (decrease) in liabilities excluding borrowings,
        employee benefit liabilities, and incentive pay               (35)         60          31
      Other items, net                                                  5           2           6
                                                                    -----       -----       -----
    Total adjustments                                                 482         412         366
                                                                    -----       -----       -----

    Net cash provided by operating activities                         731         698         746
                                                                    -----       -----       -----

Cash flows from investing activities
  Additions to properties and equipment                              (500)       (749)       (789)
  Acquisitions and investments in joint ventures                      (27)          5         (26)
  Proceeds from sales of assets                                         3          20          43
  Capital advances to suppliers                                       (21)        (21)        (37)
                                                                    -----       -----       -----

Net cash used in investing activities                                (545)       (745)       (809)
                                                                    -----       -----       -----

Cash flows from financing activities
  Proceeds from long-term borrowings                                   24         295           -
  Net increase (decrease) in commercial paper borrowings              (90)        (82)        273
  Repayment of borrowings                                               -         (22)          -
  Dividends paid to shareowners                                      (138)       (138)       (134)
  Treasury stock purchases                                              -          (8)       (161)
  Other items                                                          18           7           9
                                                                    -----       -----       -----

    Net cash provided by (used in) financing activities              (186)         52         (13)
                                                                    -----       -----       -----

    Net change in cash and cash equivalents                             -           5         (76)

Cash and cash equivalents at beginning of year                         29          24         100
                                                                    -----       -----       -----

Cash and cash equivalents at end of year                            $  29       $  29       $  24
                                                                    =====       =====       =====




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

       TRANSLATION OF NON-U.S. CURRENCIES

       Eastman uses the local currency as the "functional currency" to translate the accounts of all consolidated entities outside the United States where cash flows are primarily denominated in local currencies. The effects of translating those operations that use the local currency as the functional currency are included as a component of comprehensive income and shareowners' equity. The effects of remeasuring those operations where the U.S. dollar is used as the functional currency and all transaction gains and losses are reflected in current earnings.

       REVENUE RECOGNITION

       Sales are recognized when products are shipped and the earnings process is complete. Appropriate accruals for discounts, volume incentives, and other allowances are recorded as reductions in sales.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents include cash, time deposits, and readily marketable securities with original maturities of 3 months or less.

       INVENTORIES

       Inventories are valued at cost, which is not in excess of market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States by the last-in, first-out ("LIFO") method. The cost of all other inventories, including inventories outside the United States, is determined by the first-in, first-out ("FIFO") or average cost method.

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

       DERIVATIVE FINANCIAL INSTRUMENTS

       Derivative financial instruments are used by the Company in the management of its foreign currency exposures. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from such transactions. The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than 5 years and denominated in foreign currencies (principally the British pound, French franc, German mark, Italian lira, and Japanese yen). The Company's forward and option contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company's exposure to foreign currency risks. Gains and losses resulting from effective hedges of existing assets, liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings. Deferred premiums are generally included in other noncurrent assets and are amortized over the life of the contract. The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire and forward exchange contracts mature.

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

       COMPREHENSIVE INCOME

       Components of other comprehensive income (loss) are cumulative translation adjustments and additional minimum pension liabilities. Amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

       RECLASSIFICATIONS

       The Company has reclassified certain 1997 and 1996 amounts to conform to the 1998 presentation.

2.     INVENTORIES

                                                                                 DECEMBER 31,
       (Dollars in millions)                                                   1998         1997

       At FIFO or average cost (approximates current cost)
           Finished goods                                                  $     409    $     436
           Work in process                                                       138          140
           Raw materials and supplies                                            203          211
                                                                           ---------    ---------
           Total inventories                                                     750          787
       Reduction to LIFO value                                                  (257)        (276)
                                                                           ---------    ---------
       Total inventories at LIFO value                                     $     493    $     511
                                                                           =========    =========

       Inventories valued on the LIFO method were approximately 70-75% of total inventories in 1998 and 1997.

3.     PROPERTIES AND ACCUMULATED DEPRECIATION

       PROPERTIES AT COST

       (Dollars in millions)                                     1998          1997         1996

       Balance at beginning of year                           $   8,104    $   7,530    $   6,791
           Additions                                                539          749          796
           Deductions                                               (49)        (175)         (57)
                                                              ---------    ---------    ---------
       Balance at end of year                                 $   8,594    $   8,104    $   7,530
                                                              =========    =========    =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Dollars in millions)                                     1998          1997         1996

       Properties at end of year
            Land                                              $      45    $      42    $      41
            Buildings and building equipment                        766          702          640
            Machinery and equipment                               7,414        6,757        6,315
            Construction in progress                                369          603          534
                                                              ---------    ---------    ---------
       Total                                                  $   8,594    $   8,104    $   7,530
                                                              =========    =========    =========

       ACCUMULATED DEPRECIATION

       Balance at beginning of year                           $   4,223    $   4,010    $   3,742
           Provision for depreciation                               351          327          314
           Deductions                                               (40)        (114)         (46)
                                                              ---------    ---------    ---------
       Balance at end of year                                 $   4,534    $   4,223    $   4,010
                                                              =========    =========    =========

       Construction-period interest of $325 million, $295 million, and $257 million, reduced by accumulated depreciation of $141 million, $125 million, and $111 million, is included in cost of properties at December 31, 1998, 1997, and 1996, respectively.

4.     EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

       Eastman has a 50% interest in Genencor International, a joint venture engaged in developing, manufacturing, and marketing industrial enzymes and other fine and specialty chemicals, accounted for under the equity method and included in other noncurrent assets. At December 31, 1998 and 1997, Eastman's equity in the joint venture was $148 million and $142 million, respectively. The Company guarantees a portion of the joint venture's third-party borrowings. Such guarantees are not considered material to Eastman. Management believes, based on current facts and circumstances and the joint venture's financial position, that the likelihood of a payment pursuant to such guarantee is remote.

       Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture engaged in the manufacture of cellulose esters at its Kingsport, Tennessee plant, accounted for under the equity method. The Company guarantees a portion of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. At December 31, 1998 and 1997, Eastman had a negative investment in the joint venture of $41 million and $42 million, respectively, representing the recognized portion of the venture's accumulated deficits and the debt guarantee that it has a commitment to fund, as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992, and 1993. Eastman is amortizing the deferred credit to earnings over a 10-year period.

       Eastman has entered into an agreement with a supplier that guarantees the Company's right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In return, the Company will pay a total of $239 million to the supplier through 1999 ($218 million and $196 million of which have been paid through December 31, 1998 and 1997, respectively). The Company defers and amortizes those costs over the 15-year period during which the product is received. The Company began amortizing those costs in 1993 and has recorded accumulated amortization of $96 million and $79 million at December 31, 1998 and 1997, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       During 1998 the Company issued $23 million tax-exempt bonds at variable interest rates, the proceeds of which are to be used for the construction of certain solid waste disposal facilities in Kingsport, Tennessee. The proceeds from this issuance are held in trust and become available to the Company as expenditures are made for construction of the designated solid waste disposal facilities. The remaining available proceeds are included in other noncurrent assets in the Consolidated Statements of Financial Position.

5.     PAYABLES AND OTHER CURRENT LIABILITIES

                                                                   DECEMBER 31,
       (Dollars in millions)                                     1998         1997

       Trade creditors                                       $     316    $     281
       Accrued payrolls and vacation                               100           99
       Accrued variable-incentive compensation                      74           92
       Accrued pension liabilities                                 182          140
       Accrued taxes                                                58           95
       Other                                                       255          247
                                                             ---------    ---------
            Total                                            $     985    $     954
                                                             =========    =========

6.     LONG-TERM BORROWINGS

                                                                   DECEMBER 31,
       (Dollars in millions)                                     1998         1997

       6 3/8% notes due 2004                                 $     500    $     500
       Variable interest rate tax-exempt bonds due 2022             23            -
       7 1/4% debentures due 2024                                  495          495
       7 5/8% debentures due 2024                                  200          200
       7.60% debentures due 2027                                   296          296
       Commercial paper and other                                  135          223
                                                             ---------    ---------
            Total                                            $   1,649    $   1,714
                                                             =========    =========

       Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was .075% in 1998, 1997, and 1996. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

       Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long-term. As of December 31, 1998, the Company's commercial paper outstanding balance was $123 million, at interest rates ranging between 5.25% and 5.81%. At December 31, 1997, a total of $213 million of commercial paper was outstanding, at interest rates ranging between 6.10% and 6.90%. The 7 5/8% debentures may be redeemed June 15, 2006, at the option of their registered holders, at 100% of the principal amount plus accrued interest to that date. During 1998 the Company issued $23 million tax-exempt bonds at variable interest rates, the proceeds of which are to be used for the construction of certain solid waste disposal facilities in Kingsport, Tennessee. The remaining available proceeds from this issuance are included in other noncurrent assets and are held in trust until such time as needed to fund the qualifying projects. Approximately $4 million of qualifying expenditures related to these projects had been made as of December 31, 1998. During 1997 the Company issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay previously outstanding commercial paper borrowings outstanding at that time.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     SHAREOWNERS' EQUITY

       (Dollars in millions)                              1998             1997                1996


       Common stock at par value                     $           1     $           1      $            1
                                                     -------------     -------------      --------------

       Paid-in capital
         Balance at beginning of year                           77                37                  30
         Additions                                              17                40                   7
                                                     -------------     -------------      --------------
         Balance at end of year                                 94                77                  37
                                                     -------------     -------------      --------------

       Retained earnings                                     2,188             2,078               1,929
                                                     -------------     -------------      --------------

       Accumulated other comprehensive income
        Balance at beginning of year                 $         (37)    $          31      $           13
        Change in cumulative translation
           adjustment                                           24               (52)                 18
        Change in unfunded minimum pension
           liability                                            (5)              (16)                  -
                                                     -------------     -------------      --------------
        Balance at end of year                                 (18)              (37)                 31
                                                     -------------     -------------      --------------

          Treasury stock at cost                              (331)             (366)               (359)
                                                     -------------     -------------      --------------
       Total                                         $       1,934     $       1,753      $        1,639
                                                     =============     =============      ==============

       Shares of common stock issued (1)
         Balance at beginning of year                   84,144,672        83,386,459          83,250,683
         Issued for employee compensation
            and benefit plans                              287,442           758,213             135,776
                                                     -------------     -------------      --------------
         Balance at end of year                         84,432,114        84,144,672          83,386,459
                                                     =============     =============      ==============

       (1)  Includes shares held in treasury.

       The Company has authority to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. Eastman has issued no shares of preferred stock. The Company declared dividends of $1.76 per share in 1998, $1.76 per share in 1997, and $1.72 per share in 1996.

       The Company established a benefit security trust in 1997 to provide a degree of financial security for unfunded obligations under certain plans. The Company has contributed to the trust a warrant to purchase up to one million shares of common stock of the Company for par value. The warrant is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under covered unfunded plans. Such warrant is excluded from the computation of diluted earnings per share because the conditions upon which the warrant is exercisable have not been met.

       The additions to paid-in capital for the three years are the result of exercises of stock options by employees and the issuance of shares to the Employee Stock Ownership Plan to settle Eastman Performance Plan obligations.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The Company repurchased 140,801 shares of Eastman common stock at a cost of $8 million and 2,486,300 shares at a cost of $161 million in 1997 and 1996, respectively. Repurchased common shares may be used to meet common stock requirements for benefit plans and other corporate purposes. Treasury stock at a cost of approximately $33 million (536,188 shares), $1 million (18,018 shares) and $2 million (27,972 shares) was reissued in 1998, 1997, and 1996, respectively. The Company's charitable foundation held 158,424 shares, 184,557 shares, and 202,575 shares of Eastman common stock at December 31, 1998, 1997, and 1996, respectively.

      For 1998, 1997, and 1996, respectively, the weighted average number of common shares outstanding used to compute basic earnings per share was
      78.9 million, 78.1 million, and 78.5 million and for diluted earnings per share was 79.5 million, 78.8 million, and 79.3 million, reflecting the effect of dilutive options outstanding. Certain options outstanding at the end of 1998, 1997, and 1996, respectively, were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than average market price of the common shares. Excluded were options to purchase 994,503 shares of common stock at a range of prices from $56.875 to $74.25; 790,324 shares of common stock at a range of prices from $59.00 to $74.25; and 566,490 shares of common stock at a range of prices from $57.125 to $74.25, outstanding at the end of 1998, 1997, and 1996, respectively.

8.    IMPAIRMENT OF ASSETS

      In fourth quarter 1998 the Company recorded a pretax charge to earnings of $20.3 million ($14.1 million after tax) for the write-down of property, plant and equipment used in the production of CHDA, a product sold in the Specialty and Performance segment. Based on responses from customers surveyed in the fourth quarter 1998, market outlook and estimated future cash flows for this product declined significantly. The carrying values of assets related to CHDA production were written down to fair market value based on estimated discounted future cash flows. The charge was recorded in Cost of Sales for the Specialty and Performance segment.

      The Company also recorded in fourth quarter 1998 a pretax charge to earnings of $12.4 million ($8.6 million after tax) for the write-off of construction in progress related to an EASTOTAC expansion project and an epoxybutene ("EpB") plant project. Process improvements leading to increased EASTOTAC manufacturing capacity at the existing Longview, Texas plant and a planned joint venture in China lead to cancellation of the EASTOTAC expansion project. A portion of work done to date on an EpB plant project had no future value. The EASTOTAC expansion project and EpB plant project costs were written off and recorded in Cost of Sales for the Specialty and Performance segment.

9.    STOCK OPTION AND COMPENSATION PLANS

      OMNIBUS PLAN

      Eastman's 1997 Omnibus Long-Term Compensation Plan (the "1997 Omnibus Plan"), which is substantially similar to and intended to replace the 1994 Omnibus Long-Term Compensation Plan (the "1994 Omnibus Plan"), provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights, performance shares, and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. No new awards have been made under the 1994 Omnibus Plan following the effectiveness of the 1997 Omnibus Plan. Outstanding grants and awards under the 1994 Omnibus Plan are unaffected by the replacement of the 1994 Omnibus Plan with the 1997 Omnibus Plan. The 1997 Omnibus Plan provides that options can be granted through April 30, 2002, for the purchase of Eastman common stock at an option price

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      not less than 50% of the per share fair market value on the date of the stock option's grant. Substantially all grants awarded under the 1994 Omnibus Plan and under the 1997 Omnibus Plan have been at option prices equal to the fair market value on the date of grant. Options typically become exercisable 50% one year after grant and 100% after two years and expire ten years after grant. There is a maximum of 7 million shares of common stock available for option grants and other awards during the term of the 1997 Omnibus Plan. The maximum number of shares of common stock with respect to one or more options and/or SARs that may be granted during any one calendar year under the 1997 Omnibus Plan to the Chief Executive Officer or to any of the next four most highly compensated executive officers (each, a "Covered Employee") is 200,000. The maximum fair market value of any awards (other than options and SARs) that may be received by a Covered Employee during any one calendar year under the 1997 Omnibus Plan is equal to the fair market value of 100,000 shares of common stock as of December 31 of the preceding year.

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

      STOCK OPTION BALANCES AND ACTIVITY

      The Company applies intrinsic value accounting for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings and basic earnings per share would be reduced to the unaudited pro forma amounts indicated below.

      (Dollars in millions, except for per share amounts)       1998          1997         1996

      Net earnings                          As reported       $     249    $     286    $     380
                                            Pro forma         $     248    $     285    $     375

      Basic earnings per share              As reported       $    3.15    $    3.66    $    4.84
                                            Pro forma         $    3.14    $    3.65    $    4.78

      Diluted earnings per share            As reported       $    3.13    $    3.63    $    4.79
                                            Pro forma         $    3.12    $    3.62    $    4.73


       The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 1998, 1997, and 1996, respectively, include: average expected volatility of 20.87%, 21.61%, and 25.23%; average expected dividend yield of

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       3.07%, 2.92%, and 2.56%; and average risk-free interest rates of 5.48%, 6.14%, and 5.76%. An expected option term of 5.9 years for all periods was developed based on historical experience information. The expected term for reloads was considered as part of this calculation and is equivalent to the remaining term of the original grant at the time of reload.

       Because the Company's stock had been traded for a period less than the baseline expected term assumption, 1996 calculations used monthly volatility factors for five peer companies. The Company's volatility is now considered consistent with the peer group; therefore, for 1997 and subsequent years, the Company's volatility factors will be utilized. For valuation purposes, an average volatility factor based on the calendar-year quarter in which the options were granted was utilized.

       Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       A summary of the status of the Company's stock option plans is presented below:

                                                        1998                       1997                       1996
                                             ------------------------    -----------------------   ------------------------
                                                         WEIGHTED-                   WEIGHTED-                WEIGHTED-
                                                          AVERAGE                     AVERAGE                  AVERAGE
                                             OPTIONS   EXERCISE PRICE   OPTIONS   EXERCISE PRICE  OPTIONS   EXERCISE PRICE
                                             -------   --------------   -------   --------------  -------   ---------------

       Outstanding at beginning
         of year                            3,716,208      $  50        3,216,437     $   47      2,850,532     $    45

         Granted                              479,446         57          623,735         60        542,591          55
         Exercised                            316,360         42          123,964         40        176,686          40
         Forfeited or canceled                 14,193         64                -          -              -           -
                                            ---------      -----        ---------     ------      ---------     -------
       Outstanding at end
         of year                            3,865,101      $  51        3,716,208     $   50      3,216,437     $    47
                                            =========                   =========                 =========

       Options exercisable at
         year-end                           3,267,275                   2,842,573                 2,461,995
                                            =========                   =========                 =========
       Weighted-average fair
         value of options granted
         during the year                                  $12.40                      $14.65                    $ 14.66

       Available for grant at end
         of year                            8,439,445                   8,766,755                 2,384,543
                                            =========                   =========                 =========

       The following table summarizes information about stock options outstanding at December 31, 1998:

                                          OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                          -----------------------------------------------------      --------------------------------
                            NUMBER        WEIGHTED-AVERAGE                            NUMBER
           RANGE OF       OUTSTANDING         REMAINING        WEIGHTED-AVERAGE      EXERCISABLE     WEIGHTED-AVERAGE
       EXERCISE PRICES    AT 12/31/98      CONTRACTUAL LIFE     EXERCISE PRICE       AT 12/31/98      EXERCISE PRICE
       ---------------    -----------      ----------------     --------------       -----------      --------------
           $31-$40            299,660           2.7  years            $34                299,660            $34
             43-44          1,455,980           5.1                    43              1,455,980             43
             48-63          1,539,818           7.2                    57                942,882             57
             64-74            569,643           6.4                    65                568,753             65
                           ----------                                                 ----------
           $31-$74          3,865,101           6.0                   $51              3,267,275            $50
                           ==========                                                 ==========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       EMPLOYEE STOCK OWNERSHIP PLAN

       The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a qualified plan under Section 401(a) of the Internal Revenue Code. Eastman anticipates that it will direct a portion of the compensation of substantially all U.S. employees to the ESOP. The Company also sponsors an employee stock ownership plan, which is substantially similar to the ESOP, for its international employees. Allocated shares in the ESOP totaled 2,626,880, 2,289,826, and 1,887,003 as of December 31, 1998, 1997, and 1996, respectively.

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

       EASTMAN PERFORMANCE PLAN

       The Eastman Performance Plan (the "EPP") places a portion of each employee's annual compensation at risk and provides a lump-sum payment to plan participants based on the Company's financial performance. Certain portions of such payments, which are approved annually by Eastman's Board of Directors, are directed to the Company's ESOP. Charges under the EPP were $66 million, $81 million, and $131 million for 1998, 1997, and 1996, respectively. Of these amounts, approximately $36 million in each year was directed to the Company's ESOP.

       ANNUAL PERFORMANCE PLAN

       Eastman's managers and executive officers participate in an Annual Performance Plan (the "APP"), which places a portion of annual cash compensation at risk based upon Company performance as measured by specified annual goals. Charges under the APP for 1998, 1997, and 1996 were $8 million, $11 million, and $6 million, respectively.

10.    INCOME TAXES

       Components of earnings before income taxes and the provision for U.S. and other income taxes follow:

       (Dollars in millions)                      1998        1997        1996

       Earnings (loss) before income taxes
             United States                       $ 463       $ 541       $ 679
             Outside the United States            (103)        (95)        (72)
                                                 -----       -----       -----
       Total                                     $ 360       $ 446       $ 607
                                                 =====       =====       =====

       Provision (benefit) for income taxes
             United States
                  Current                        $  35       $ 134       $ 190
                  Deferred                          64          14          19
             Non-United States
                  Current                            6           6           4
                  Deferred                          (3)         (8)        (12)
             State and other
                  Current                            4          13          25
                  Deferred                           5           1           1
                                                 -----       -----       -----
       Total                                     $ 111       $ 160       $ 227
                                                 =====       =====       =====

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Differences between the provision for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

       (Dollars in millions)                          1998        1997        1996

       Amount computed using the statutory rate      $ 126       $ 156       $ 212
       State income taxes                                6           9          17
       Foreign rate variance                            (3)         (4)         13
       Foreign sales corporation benefit               (24)         (8)        (14)
       Other                                             6           7          (1)
                                                     -----       -----       -----
       Provision for income taxes                    $ 111       $ 160       $ 227
                                                     =====       =====       =====

       The 1998 foreign sales corporation benefit includes $12 million attributable to amended returns reflecting redetermined foreign sales corporation results for the years prior to 1998.

       The significant components of deferred tax assets and liabilities follow:

       (Dollars in millions)                          DECEMBER 31,
                                                     1998      1997
       Deferred tax assets
               Postemployment obligations            $272      $292
               Payroll and related items               43        51
               Inventories                              1        17
               Deferred revenue                        17        19
               Miscellaneous reserves                  29        40
               Preproduction and start-up costs        14         8
               Other                                   53        36
                                                     ----      ----
       Total                                         $429      $463
                                                     ====      ====

       Deferred tax liabilities
               Depreciation                          $747      $728
               Other                                   29        30
                                                     ----      ----
       Total                                         $776      $758
                                                     ====      ====

       Unremitted earnings of subsidiaries outside the United States totaling $26 million at December 31, 1998, are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

       Current income taxes payable totaling $16 million and $53 million are included in current liabilities at December 31, 1998 and 1997, respectively.

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS

                                          DECEMBER 31, 1998          DECEMBER 31, 1997
                                        ---------------------       -------------------
                                        RECORDED        FAIR        RECORDED       FAIR
       (Dollars in millions)             AMOUNT        VALUE         AMOUNT       VALUE

       Long-term borrowings              $1,649        $1,650        $1,714      $1,800
       Foreign exchange contracts            46            67            62         149

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

       Eastman had currency options with maturities of not more than 5 years to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $960 million and $1.275 billion at December 31, 1998 and 1997, respectively. The net unrealized gain (loss) deferred on such options was $31 million and $87 million as of December 31, 1998 and 1997, respectively. Those amounts, based on dealer-quoted prices, represent the estimated gain (loss) that would have been recognized had those hedges been liquidated at estimated market value on the last day of each year presented.

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

12.    COMMITMENTS

       LEASE COMMITMENTS

       Eastman leases facilities, principally property, machinery, and equipment, under cancelable, noncancelable, and month-to-month operating leases. Future lease payments, reduced by sublease income, follow:

       (Dollars in millions)

       Year ending December 31,
                1999                                     $   53
                2000                                         45
                2001                                         42
                2002                                         29
                2003                                         18
                2004 and beyond                              55
                                                         ------
       Total minimum payments required                   $  242
                                                         ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Management believes, based on current facts and circumstances and current values of such equipment, that a material payment pursuant to such guarantees is remote.

       RENTAL EXPENSE             1998     1997     1996
       (Dollars in millions)

       Gross rentals               $84      $81      $66
       Less:  Sublease income        1        1        2
                                   ---      ---      ---
       Total                       $83      $80      $64
                                   ===      ===      ===


       OTHER COMMITMENTS

       The Company had various purchase commitments at the end of 1998 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments approximate $2 billion over 15 years. Eastman has other long-term commitments relating to joint venture agreements as described in Note 4 to Consolidated Financial Statements.

13.    RETIREMENT PLANS

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

       Eastman participated in Kodak's U.S. defined benefit pension plans covering substantially all U.S. employees prior to the spin-off of the Company from Kodak as of midnight December 31, 1993. In connection with the spin-off Eastman assumed the share of Kodak's U.S. defined benefit pension plan obligations relating primarily to active employees as of the date of the spin-off, while Kodak retained responsibility for pension obligations of substantially all retired U.S. employees.

       A summary balance sheet of the change in plan assets during 1998 and 1997, the funded status of the plans, amount recognized in the statement of financial position, and the assumptions used to develop the projected benefit obligation for the Company's U.S. defined pension plans are provided in the following tables. Non-U.S. plans are not material.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       SUMMARY BALANCE SHEET

       (Dollars in millions)                                   1998          1997
       CHANGE IN BENEFIT OBLIGATION:
       Benefit obligation, beginning of year                 $ 1,346       $ 1,410
       Service cost                                               47            49
       Interest cost                                             100           110
       Plan amendments                                             -            23
       Actuarial loss                                            133           273
       Curtailments                                               20            11
       Benefits paid                                            (135)         (530)
                                                             -------       -------
       Benefit obligation, end of year                       $ 1,511       $ 1,346
                                                             =======       =======

       CHANGE IN PLAN ASSETS:
       Fair value of plan assets, beginning of year          $   857       $ 1,223
       Actual return on plan assets                              137           143
       Company contributions                                     128            12
       Benefits paid                                            (132)         (521)
                                                             -------       -------
       Fair value of plan assets, end of year                $   990       $   857
                                                             =======       =======

       Projected benefits in excess of plan assets           $   521       $   489
       Unrecognized actuarial loss                              (279)         (226)
       Unrecognized prior service cost                           (40)          (48)
       Unrecognized net transition asset                          27            33
                                                             -------       -------
       Net amount recognized, end of year                    $   229       $   248
                                                             =======       =======

       AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
       POSITION CONSIST OF:
       Accrued benefit cost                                  $   229       $   248
       Additional minimum liability                               33            25
       Intangible asset                                            -            (3)
       Accumulated other comprehensive income                    (33)          (22)
                                                             -------       -------
       Net amount recognized, end of year                    $   229       $   248
                                                             =======       =======


       Eastman's worldwide net pension cost was $93 million, $59 million, and $57 million in 1998, 1997, and 1996, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       A summary of the components of net periodic benefit cost recognized for Eastman's U.S. defined benefit pension plans follow:

       SUMMARY OF BENEFIT COSTS

       (Dollars in millions)                                1998         1997        1996
       COMPONENTS OF NET PERIODIC BENEFIT COST:
       Service cost                                         $ 47        $  49        $ 49
       Interest cost                                          93          103          92
       Expected return on assets                             (73)         (99)        (93)
       Amortization of:
         Transition asset                                     (4)          (7)         (7)
         Prior service cost                                    5            5          12
         Actuarial loss                                       19            3           -
                                                            ----        -----        ----
       Net periodic benefit cost                            $ 87        $  54        $ 53
                                                            ====        =====        ====

       WEIGHTED-AVERAGE ASSUMPTIONS AS OF END OF YEAR:
       Discount rate                                        6.75%        7.25%       7.75%
       Expected return on plan assets                       9.50%        9.50%       9.50%
       Rate of compensation increase                        3.75%        4.00%       4.00%


       A partial settlement and curtailment of pension and other postemployment benefit liabilities in 1998 resulted from the expiration of the Holston Defense Corporation contract. This resulted in recognition of approximately $35 million of previously unrecognized liabilities, but had no effect on earnings because the Company also recorded a receivable from the Department of Army for expected reimbursement of such amounts (see
       Note 17 to Consolidated Financial Statements). In 1997, the Company recorded a $62 million charge ($40 million after tax) for the partial settlement and curtailment of pension and other postemployment benefit liabilities resulting from a large number of employee retirements.

14.    POST RETIREMENT WELFARE PLANS

       Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans.

       Eastman and Kodak agreed that Kodak would retain the postretirement health and life insurance benefit obligations of substantially all U.S. retirees at the date of the spin-off. As a result, Eastman has no liability recorded for expected postretirement health and life insurance benefit costs for substantially all of its employees who retired through yearend 1993 while Eastman was a wholly owned business of Kodak.

       A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

       The following tables set forth the status of the Company's U.S. plans at December 31, 1998 and 1997:

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       SUMMARY BALANCE SHEET

       (Dollars in millions)                                 1998        1997
       CHANGE IN BENEFIT OBLIGATION:
       Benefit obligation, beginning of year                 $ 584       $ 506
       Service cost                                              8           9
       Interest cost                                            39          38
       Plan amendments                                           -         (52)
       Actuarial loss                                            -          92
       Curtailments                                              4           4
       Benefits paid                                           (18)        (13)
                                                             -----       -----
       Benefit obligation, end of year                       $ 617       $ 584
                                                             =====       =====

       CHANGE IN PLAN ASSETS:
       Fair value of plan assets, beginning of year          $  34       $  25
       Actual return on plan assets                              3           2
       Company contributions                                    27          19
       Benefits paid                                           (19)        (12)
                                                             -----       -----
       Fair value of plan assets, end of year                $  45       $  34
                                                             =====       =====

       Funded status of plan                                 $ 572       $ 551
       Unrecognized actuarial loss                            (101)        (98)
       Unrecognized prior service cost                          42          49
                                                             -----       -----
       Net amount recognized, end of year                    $ 513       $ 502
                                                             =====       =====

       AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
       POSITION CONSIST OF:
       Accrued benefit cost                                  $ 513       $ 502
                                                             -----       -----
       Net amount recognized, end of year                    $ 513       $ 502
                                                             =====       =====


      A 1% increase in health care trend would increase the 1998 service and interest costs by $2.5 million, and the 1998 benefit obligation by $35.8 million. A 1% decrease in health care trend would decrease the 1998 service and interest costs by $2.2 million, and the 1998 benefit obligation by $30.4 million.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The net periodic postretirement benefit cost follows:

       (Dollars in millions)                               1998                1997                1996
       COMPONENTS OF NET PERIODIC BENEFIT COST:
       Service cost                                        $      8            $      9            $     12
       Interest cost                                             39                  38                  34
       Expected return on assets                                 (2)                 (2)                 (1)
       Amortization of:
         Prior service cost                                      (4)                 (2)                  -
         Actuarial (gain)/loss                                    1                   -                   -
                                                           --------            --------            --------
       Net periodic benefit cost                           $     42            $     43            $     45
                                                           ========            ========            ========

       WEIGHTED-AVERAGE ASSUMPTIONS AS OF END OF YEAR:

       Discount rate                                           6.75%              7.25%               7.75%
       Expected return on plan assets                          9.00%              9.00%               9.00%
       Rate of compensation increase                           3.75%              4.00%               4.00%
       Health care cost trend
          Initial                                              7.00%              7.00%               8.25%
          Decreasing to ultimate trend of                      4.75%              5.00%               5.25%
            In Year                                            2004               2002                2002

       A partial settlement and curtailment of pension and other postemployment benefit liabilities in 1998 resulted from the expiration of the Holston Defense Corporation contract. This resulted in recognition of approximately $35 million of previously unrecognized liabilities, but had no effect on earnings because the Company also recorded a receivable from the Department of Army for expected reimbursement of such amounts (see
       Note 17 to Consolidated Financial Statements). In 1997, the Company recorded a $62 million charge ($40 million after tax) for the partial settlement and curtailment of pension and other postemployment benefit liabilities resulting from a large number of employee retirements.

15.    SEGMENT INFORMATION

       Eastman is an international chemical company that manufactures and sells a broad range of products. The Company believes its businesses operate in three segments: Specialty and Performance, Core Plastics, and Chemical Intermediates. Segments are based on how senior management strategically directs and manages the business, including resource allocation and performance assessment.

       The Specialty and Performance segment contains products that are sold to customers that base their buying decisions principally on product performance attributes. The major products in this segment include specialty plastics, coatings and paint raw materials, fine chemicals, performance chemicals, and fibers. Targeted markets for this segment are diverse and include medical, electronics, pharmaceutical, agricultural, recreation, consumer durables, photographic, additives for fibers and plastics, adhesives, sealants, food and beverages, nutrition, cosmetics, textiles, construction, coatings, inks, paints, filters, and specialty plastics and specialty packaging applications. Competitive factors for this segment include price, reliability of supply, customer service, environmental responsibility, and technical competence. Specialty plastics are sold to selected niche markets primarily in North America for value-added end uses. Coatings and paint raw materials are sold primarily to North American industrial concerns. The principal markets

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       for Eastman's fine chemicals are largely U.S. photographic, agricultural, and pharmaceutical companies. Performance chemicals are sold primarily to North American industries as additives for fibers and plastics, raw materials for adhesives and sealants, food and beverage ingredients and other performance products. Acetate tow is sold worldwide to the tobacco industry for use in cigarette filters. The operations of Holston Defense Corporation are included in the Specialty and Performance segment and do not have a significant impact on the financial position or results of operations of the Company (see Note 17 to Consolidated Financial Statements).

       The Core Plastics segment includes the Company's major plastics products, EASTAPAK polymers and TENITE polyethylene. These container and general film products share similar physical characteristics and compete based on price and integrated manufacturing capabilities. Polyester plastics are sold to soft-drink and other packaging manufacturers principally in North America, Europe, and Latin America. Polyethylene is sold generally to North American industries.

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

       Certain specialty plastics previously reported in the Core Plastics segment were moved to the Specialty and Performance segment in 1998 to appropriately reflect the way the business is managed. Prior periods have been restated to conform with the 1998 presentation.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate and certain other costs are allocated to operating segments using systematic allocation methods consistently applied. Senior management believes presenting the operating segments' performance with these costs allocated is appropriate in the circumstances. Non-operating income and expense, including interest cost, are not allocated to operating segments.


       (Dollars in millions)                       1998          1997          1996

       SALES
            Specialty and Performance            $ 2,736       $ 2,878       $ 2,923
            Core Plastics                          1,071         1,067         1,143
            Chemical Intermediates                   674           733           716
                                                 -------       -------       -------
                 Segment Total                   $ 4,481       $ 4,678       $ 4,782
                                                 =======       =======       =======
                 Consolidated Eastman Total      $ 4,481       $ 4,678       $ 4,782
                                                 =======       =======       =======

       OPERATING EARNINGS (LOSS)
            Specialty and Performance            $   357       $   452       $   554
            Core Plastics                            (40)          (92)          (36)
            Chemical Intermediates                   117           146           145
                                                 -------       -------       -------
                 Segment Total                   $   434       $   506       $   663
                                                 =======       =======       =======
                 Consolidated Eastman Total      $   434       $   506       $   663
                                                 =======       =======       =======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       (Dollars in millions)                       1998        1997        1996

       ASSETS
            Specialty and Performance            $3,441      $3,382      $3,152
            Core Plastics                         1,790       1,775       1,589
            Chemical Intermediates                  645         621         525
                                                 ------      ------      ------
                 Segment Total                   $5,876      $5,778      $5,266
                                                 ======      ======      ======
                 Consolidated Eastman Total      $5,876      $5,778      $5,266
                                                 ======      ======      ======

       DEPRECIATION EXPENSE
            Specialty and Performance            $  202      $  187      $  184
            Core Plastics                           110         102          99
            Chemical Intermediates                   39          38          31
                                                 ------      ------      ------
                 Segment Total                   $  351      $  327      $  314
                                                 ======      ======      ======
                 Consolidated Eastman Total      $  351      $  327      $  314
                                                 ======      ======      ======

       CAPITAL EXPENDITURES
            Specialty and Performance            $  264      $  263      $  332
            Core Plastics                           109         354         358
            Chemical Intermediates                  127         132          99
                                                 ------      ------      ------
                 Segment Total                   $  500      $  749      $  789
                                                 ======      ======      ======
                 Consolidated Eastman Total      $  500      $  749      $  789
                                                 ======      ======      ======

       GEOGRAPHIC INFORMATION

       REVENUES
            United States                        $2,764      $2,875      $2,990
            All foreign countries                 1,717       1,803       1,792
                                                 ------      ------      ------
                 Total                           $4,481      $4,678      $4,782
                                                 ======      ======      ======

       LONG-LIVED ASSETS, NET
            United States                        $3,135      $3,117      $2,981
            All foreign countries                   925         764         539
                                                 ------      ------      ------
                  Total                          $4,060      $3,881      $3,520
                                                 ======      ======      ======

        Revenues are attributed to countries based on customer location. No individual foreign country is material with respect to revenues or long-lived assets.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid for interest and income taxes is as follows:

       (Dollars in millions)                      1998      1997      1996

       Interest (net of amounts capitalized)      $107      $ 88      $ 79
       Income taxes                                 80       131       236

       Cash flows from operating activities include gains (losses) from equity investments of $12 million, $11 million, and $(3) million for 1998, 1997, and 1996, respectively. Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect on cash of foreign currency transactions and exchange rate changes for all years presented was insignificant.

       In March 1998 and 1997, the Company issued 536,188 and 611,962 shares of its common stock with a market value of $33 million and $34 million to its Employee Stock Ownership Plan as partial settlement of the Company's Eastman Performance Plan payout. This noncash transaction is not reflected in the Consolidated Statements of Cash Flows.

17.    HOLSTON DEFENSE CORPORATION

       Holston Defense Corporation ("Holston"), a wholly owned subsidiary of the Company, managed, as its primary business, the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the "Facility") under a series of contracts with the Department of Army (the "DOA") from 1949 until expiration of the Contract (the "Contract") on December 31, 1998. The DOA awarded a contract to manage the Facility to a third party commencing January 1, 1999.

       The Contract provides for payment of a management fee to Holston and reimbursement by the DOA of allowable costs incurred for the operation of the Facility. Holston's operating results historically have been insignificant to the Company's consolidated sales and earnings.

       Pension and other postretirement benefits have been provided to Holston's present and past employees under the terms of Holston's employee benefit plans. Prior to the expiration of the Contract, the Company had recognized, in accordance with generally accepted accounting principles, pension and other postretirement benefit obligations related to Holston of approximately $93 million. The Company expects that the DOA will reimburse these pension and other postretirement benefit obligations and such amounts will be credited to earnings at the time of receipt of reimbursement from the DOA. The reimbursement may or may not occur in a single payment.

       The ending of Holston's operation of the Facility results in obligations for severance pay to eligible Holston employees (the amount based on length of service) and will require additional funding for the acceleration of obligations under the pension and other postretirement benefit plans. During 1998, the Company recognized additional liabilities of approximately $35 million for termination and pension curtailment. The recognition of these liabilities had no effect on earnings because the Company recorded a receivable from the DOA for the reimbursement of such amounts.

       Holston terminated its pension plan in a standard termination as of January 1, 1999. In order to terminate the pension plan in a standard termination, the assets of the plan had to be sufficient to provide all benefit liabilities with respect to each participant. A delay in reimbursement by the DOA resulted in the Company advancing approximately $35 million in January 1999 toward the funding of these liabilities.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       The Company will likely be required to advance additional funds to pay pension benefit liabilities, as well as other termination costs, if there are further delays in payment or reimbursement by the DOA.

       As previously reported, the Company is negotiating with the DOA the settlement of certain postretirement benefit obligations. The Company's potential obligation for these postretirement benefit obligations, if any, in excess of the negotiated amount will be recognized as a liability at such time that it is probable and reasonably estimable that projected benefit obligations exceed assets provided by the DOA. The Company expects that the DOA will reimburse the Company for all costs associated with operation of the Facility and expiration of the Contract.

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

       The Company's environmental protection and improvement cash expenditures were approximately $190 million, $220 million, and $175 million in 1998, 1997, and 1996, respectively, including investments in construction, operations, and development.

19.    LEGAL MATTERS

       The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including those described in the following paragraph, will have a material adverse effect on the Company's overall financial position or results of operations. However, adverse developments could negatively impact earnings in a particular period.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       As previously reported, on September 30, 1998, Eastman entered into a voluntary plea agreement with the Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, Eastman entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in third quarter 1998 and will pay the fine in installments over a period of five years. In addition, the Company, along with other companies, has been named as a defendant in seven antitrust lawsuits brought subsequent to the Company's plea agreement as putative class actions on behalf of certain purchasers of sorbates. The Company recognized a charge to earnings in the fourth quarter of 1998 of $8 million for the estimated costs, including legal fees, related to the pending sorbates litigation.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


20.    QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

       (Dollars in millions, except per share amounts)

       1998                                            1ST QTR.    2ND QTR.   3RD QTR.    4TH QTR.(2)

       Sales                                           $   1,148  $   1,165  $   1,131  $   1,037
       Gross profit                                          254        297        261        123
       Operating earnings (loss)                             133        164        141         (4)
       Earnings before income taxes                          114        149        123        (26)
       Provision (benefit) for income taxes                   40         52         43        (24)
       Net earnings (loss)                                    74         97         80         (2)
       Basic earnings (loss) per share (1)                   .95       1.22       1.01       (.02)
       Diluted earnings (loss) per share (1)                 .94       1.21       1.00       (.02)

       1997                                            1ST QTR.    2ND QTR.   3RD QTR.    4TH QTR. (3)
       Sales                                           $   1,171  $   1,208  $   1,145  $   1,154
       Gross profit                                          260        283        288        265
       Operating earnings                                    134        157        148         67
       Earnings before income taxes                          114        141        148         43
       Provision for income taxes                             42         51         52         15
       Net earnings                                           72         90         96         28
       Basic earnings per share (1)                          .93       1.15       1.23        .36
       Diluted earnings per share (1)                        .92       1.14       1.22        .35

       -------------------------
       (1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

       (2) Fourth quarter 1998 includes charges related to certain underperforming assets, discontinued projects, a power outage at the Kingsport, Tennessee manufacturing site, reserve for sorbates civil litigation, and other items, partially offset by the effect of a lower tax rate which favorably affected net earnings.

       (3) Fourth quarter 1997 includes a charge for partial settlement and curtailment of pension and other postemployment benefit liabilities due to a large number of employee retirements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Election of Directors -- General" in the 1999 Proxy Statement is incorporated by reference herein in response to this Item. Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.


ITEM 11.      EXECUTIVE COMPENSATION

The material under the headings "Election of Directors -- Compensation of Directors" in the 1999 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation and Benefits" in the 1999 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings " -- Compensation and Management Development Committee Report on Executive Compensation" and " -- Performance Graph," which are not incorporated by reference herein.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owners" in the 1999 Proxy Statement is incorporated by reference herein in response to this Item.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or relationships since the beginning of the last completed fiscal year required to be reported in response to this Item.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                 Page
       (a)  1. Consolidated financial statements:

               Management's responsibility for financial statements                                33

               Report of independent accountants                                                   34

               Consolidated statements of earnings, comprehensive income, and retained earnings    35

               Consolidated statements of financial position                                       36

               Consolidated statements of cash flows                                               37

               Notes to consolidated financial statements                                     38 - 60

           2.  Financial statement schedules

               All schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

           3. Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 66.

       (b) Reports on Form 8-K

           During the quarter ended December 31, 1998, no reports on Form 8-K were filed.

       (c) The Exhibit Index and required Exhibits to this report are included beginning at page 66.

       (d) There are no applicable financial statement schedules required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Eastman Chemical Company



                                           By: /s/ Earnest W. Deavenport, Jr.
                                               --------------------------------
                                                   Earnest W. Deavenport, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Date:  March 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          SIGNATURE                                TITLE                              DATE
          ---------                                -----                              ----

PRINCIPAL EXECUTIVE OFFICER:


/s/ Earnest W. Deavenport, Jr.                Chairman of the                     March 5, 1999
------------------------------                Board and Chief
    Earnest W. Deavenport, Jr.               Executive Officer



PRINCIPAL FINANCIAL OFFICER:



/s/ Allan R. Rothwell                    Senior Vice President and                March 5, 1999
-------------------------------           Chief Financial Officer
    Allan R. Rothwell



PRINCIPAL ACCOUNTING OFFICER:



/s/ Patrick R. Kinsey                       Vice President and                    March 5, 1999
-------------------------------                 Comptroller
    Patrick R. Kinsey

SIGNATURE                                          TITLE                              DATE
---------                                          -----                              ----

DIRECTORS:

/s/ R. Wiley Bourne, Jr.                       Vice Chairman                      March 5, 1999
-------------------------                      of the Board
R. Wiley Bourne, Jr.                           and Executive
                                              Vice President


/s/ H. Jesse Arnelle                             Director                         March 5, 1999
-------------------------
H. Jesse Arnelle



/s/ Calvin A. Campbell, Jr.                      Director                         March 5, 1999
---------------------------
Calvin A. Campbell, Jr.



/s/ Jerry E. Dempsey                             Director                         March 5, 1999
-------------------------
Jerry E. Dempsey



/s/ John W. Donehower                            Director                         March 5, 1999
-------------------------
John W. Donehower



/s/ Lee Liu                                      Director                         March 5, 1999
--------------------------
Lee Liu



/s/ Marilyn R. Marks                             Director                         March 5, 1999
-------------------------
Marilyn R. Marks



/s/ Gerald B. Mitchell                           Director                         March 5, 1999
-------------------------
Gerald B. Mitchell



/s/ John A. White                                Director                         March 5, 1999
-------------------------
John A. White

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

  3.02            Amended and Restated By-laws of Eastman Chemical
                  Company, as amended February 4, 1999                                      70-78


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

*10.01 Eastman Annual Performance Plan, as amended (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical
                  Company's Quarterly Report on Form 10-Q for the quarter ended
                  March 31, 1998 (the "March 31, 1998 10-Q"))

*10.02            Eastman Performance Plan (incorporated herein by reference to
                  Exhibit 10.02 to the March 31, 1998 10-Q)

*10.03            1994 Director Long-Term Compensation Plan, as amended
                  (incorporated herein by reference to Exhibit 10.02 to Eastman
                  Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)

*10.04 1994 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to Eastman Chemical Company's
                  Registration Statement on Form 10, originally filed on November 26, 1993 (the "Form 10"))

*10.05            1996 Non-Employee Director Stock Option Plan, as amended
                  (incorporated herein by reference to Exhibit 10.02 to Eastman
                  Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "September 30, 1996
                  10-Q"))

*10.06            Director Deferred Compensation Plan, as amended                           79-88


*10.07            Executive Deferred Compensation Plan, as amended                          89-101


*10.08 Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 10.06 to the 1995 10-K)

*10.09            Employment Agreement between Eastman Chemical
                  Company and Harold L. Henderson (incorporated herein by reference to Exhibit 10.08 to the 1996 10-K)

*10.10 Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.10 to the Form 10)

*10.11 Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10)

                                 EXHIBIT INDEX

EXHIBIT                                         DESCRIPTION                                 SEQUENTIAL
NUMBER                                                                                         PAGE
                                                                                               NUMBER

*10.12            Eastman Employee Stock Ownership Plan Excess Plan, as amended
                  (incorporated by reference to Exhibit 10.01 to the September
                  30, 1998 10-Q)

*10.13 Eastman 1995-1997 Long-Term Performance Subplan (as amended) of 1994 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit 10.05 to the September 30, 1996 10-Q)

*10.14 Eastman 1996-1998 Long-Term Performance Subplan (as amended) of 1994 Omnibus Long-Term Compensation Plan (incorporated by reference to Exhibit 10.03 to the March 31, 1998 10-Q)

*10.15            Eastman 1997-1999 Long-Term Performance Subplan of 1994
                  Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.15 to 1996 10-K)

*10.16 Eastman 1998-2000 Long-Term Performance Subplan (as amended) of 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.04 to the March 31, 1998
                  10-Q)

*10.17            Eastman 1999-2001 Long-Term Performance Subplan of 1997 Omnibus
                  Long-Term Compensation Plan                                              102-110


*10.18 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company's definitive 1997 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

*10.19 Award Notice for Price-Vesting Stock Option Granted to CEO under 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical
                  Company's Form 10-Q for the quarter ended September 30, 1997)

*10.20            Eastman Chemical Company Benefit Security Trust dated December
                  24, 1997 (incorporated herein by reference to Exhibit 10.18 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.21             Contribution Agreement, dated as of December 9, 1993, between
                  Eastman Kodak Company and Eastman Chemical Company
                  (incorporated herein by reference to Exhibit 10.07 to the S-1)

10.22             General Assignment, Assumption and Agreement Regarding
                  Litigation, Claims and Other Liabilities, dated as of December
                  31, 1993, between Eastman Kodak Company and Eastman Chemical
                  Company (incorporated herein by reference to Exhibit 10.08 to the S-1)

                                 EXHIBIT INDEX

EXHIBIT                                         DESCRIPTION                                 SEQUENTIAL
NUMBER                                                                                         PAGE
                                                                                               NUMBER

10.23             Tax Sharing and Indemnification Agreement, dated as of December
                  31, 1993, between Eastman Kodak Company and Eastman Chemical
                  Company (incorporated herein by reference to Exhibit 10.09 to the
                  S-1)

10.24             Intellectual Property Agreement Non-Imaging, dated as of December
                  31, 1993, between Eastman Kodak Company and Eastman Chemical
                  Company (incorporated herein by reference to Exhibit 10.12 to the
                  S-1)

10.25             Imaging Chemicals License Agreement, dated as of December 31,
                  1993, between Eastman Kodak Company and Eastman Chemical
                  Company (incorporated herein by reference to Exhibit 10.13 to the S-1)

12.01             Statement re Computation of Ratios of Earnings to Fixed
                  Charges                                                                       111

21.01             Subsidiaries of the Company                                               112-113

23.01             Consent of Independent Accountants                                            114

27.01             Financial Data Schedule (for SEC use only)

99.01             Supplemental Business Segment Information                                     115

99.02             Restated Operating Segment Information                                        116







------------------------------
*    Management contract or compensatory plan or arrangement filed pursuant to
     Item 601(b)(10)(iii) of Regulation S-K.