Form 10-Q
period 1999-03-31
EASTMAN CHEMICAL CO
filed 1999-05-05
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1999

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
Yes  X   No
    ---     ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Number of Shares Outstanding at
                         Class                                           March 31, 1999

          Common Stock, par value $0.01 per share                           78,175,774
         (including rights to purchase shares of
      Common Stock or Participating Preferred Stock)



--------------------------------------------------------------------------------
                 PAGE 1 OF 44 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 22

                                TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------

     ITEM                                                                                        PAGE
-----------------------------------------------------------------------------------------------------

                                      PART I.  FINANCIAL INFORMATION

     1.  Financial Statements                                                                     3-9

     2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                  10-18


                                        PART II.  OTHER INFORMATION

     1.  Legal Proceedings                                                                      19-20

     2.  Changes in Securities                                                                     20

     6.  Exhibits and Reports on Form 8-K                                                          20



                                                SIGNATURES

         Signatures                                                                                21


                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE INCOME,
                              AND RETAINED EARNINGS
                 (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                       FIRST QUARTER
                                                   1999          1998
EARNINGS
Sales                                            $ 1,023       $ 1,148
Cost of sales                                        829           894
                                                 -------       -------
Gross profit                                         194           254

Selling and general administrative expenses           76            75
Research and development costs                        47            46
                                                 -------       -------
Operating earnings                                    71           133

Interest expense, net                                 26            21
Other (income) charges, net                            8            (2)
                                                 -------       -------
Earnings before income taxes                          37           114

Provision for income taxes                            12            40
                                                 -------       -------

Net earnings                                     $    25       $    74
                                                 =======       =======

Earnings per share:
    --Basic                                      $   .32       $   .95
                                                 =======       =======
    --Diluted                                    $   .31       $   .94
                                                 =======       =======

COMPREHENSIVE INCOME
Net earnings                                     $    25       $    74
Other comprehensive loss                             (29)           (1)
                                                 -------       -------

Comprehensive income (loss)                      $    (4)      $    73
                                                 =======       =======

RETAINED EARNINGS
Retained earnings at beginning of period         $ 2,188       $ 2,078
Net earnings                                          25            74
Cash dividends declared                              (35)          (35)
                                                 -------       -------

Retained earnings at end of period               $ 2,178       $ 2,117
                                                 =======       =======

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (DOLLARS IN MILLIONS)


                                                                      MARCH 31,   DECEMBER 31,
                                                                        1999          1998
ASSETS
Current assets
  Cash and cash equivalents                                           $    55       $    29
  Receivables                                                             748           759
  Inventories                                                             521           493
  Other current assets                                                    147           117
                                                                      -------       -------
   Total current assets                                                 1,471         1,398
                                                                      -------       -------

Properties
  Properties and equipment at cost                                      8,605         8,594
  Less:  Accumulated depreciation                                       4,633         4,560
                                                                      -------       -------
    Net properties                                                      3,972         4,034
                                                                      -------       -------

Other noncurrent assets                                                   448           418
                                                                      -------       -------

    Total assets                                                      $ 5,891       $ 5,850
                                                                      =======       =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables and other current liabilities                              $   828       $   959
                                                                      -------       -------
    Total current liabilities                                             828           959

Long-term borrowings                                                    1,851         1,649
Deferred income tax credits                                               443           415
Postemployment obligations                                                746           712
Other long-term liabilities                                               179           181
                                                                      -------       -------
    Total liabilities                                                   4,047         3,916
                                                                      -------       -------

Shareowners' equity
  Common stock ($0.01 par - 350,000,000 shares authorized;
    shares issued -- 84,439,140 and 84,432,114)                             1             1
  Paid-in capital                                                          93            94
  Retained earnings                                                     2,178         2,188
  Other comprehensive loss                                                (47)          (18)
                                                                      -------       -------
                                                                        2,225         2,265

  Less:  Treasury stock at cost (6,421,790 and 5,326,990 shares)          381           331
                                                                      -------       -------

    Total shareowners' equity                                           1,844         1,934
                                                                      -------       -------

    Total liabilities and shareowners' equity                         $ 5,891       $ 5,850
                                                                      =======       =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)


                                                                FIRST QUARTER
                                                              1999        1998


Cash flows from operating activities
  Net earnings                                               $  25       $  74
                                                             -----       -----

  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                              87          82
      Benefit for deferred income taxes                         (3)         (6)
      (Increase) decrease in receivables                        28         (52)
      Increase in inventories                                  (28)         (7)
      Decrease in incentive pay and employee
        benefit liabilities                                   (107)        (56)
      Increase in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities          9          10
      Other items, net                                           7           5
                                                             -----       -----
    Total adjustments                                           (7)        (24)
                                                             -----       -----

    Net cash provided by operating activities                   18          50
                                                             -----       -----

Cash flows from investing activities
  Additions to properties and equipment                        (76)       (135)
  Acquisitions and investments in joint ventures               (12)          -
  Proceeds from sales of assets                                  -           1
  Capital advances to suppliers                                (21)        (21)
                                                             -----       -----

    Net cash used in investing activities                     (109)       (155)
                                                             -----       -----

Cash flows from financing activities
  Net increase in commercial paper borrowings                  203         147
  Dividends paid to shareowners                                (35)        (34)
  Treasury stock purchases                                     (50)          -
  Other items                                                   (1)          6
                                                             -----       -----

    Net cash provided by financing activities                  117         119
                                                             -----       -----

    Net change in cash and cash equivalents                     26          14

Cash and cash equivalents at beginning of period                29          29
                                                             -----       -----

Cash and cash equivalents at end of period                   $  55       $  43
                                                             =====       =====



The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1998 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

         The Company has reclassified certain 1998 amounts to conform to the 1999 presentation.

2.       INVENTORIES

                                                             MARCH 31,  DECEMBER 31,
(Dollars in millions)                                          1999        1998

At FIFO or average cost (approximates current cost):
  Finished goods                                              $ 407       $ 409
  Work in process                                               154         138
  Raw materials and supplies                                    199         203
                                                              -----       -----
  Total inventories                                             760         750
Reduction to LIFO value                                        (239)       (257)
                                                              -----       -----
Total inventories at LIFO value                               $ 521       $ 493
                                                              =====       =====

         Inventories valued on the LIFO method are approximately 70% of total inventories in each of the periods.

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

         Pension and other postretirement benefits have been provided to Holston's present and past employees under the terms of Holston's employee benefit plans. In prior reporting periods, the Company has recognized, in accordance with generally accepted accounting principles, a charge to earnings of approximately $89 million for pension and other postretirement benefit obligations related to Holston's management of the Facility under the Contract. The Company expects that the DOA will reimburse these pension and other postretirement benefit obligations and such amounts will be credited to earnings at the time of receipt of reimbursement from the DOA. The reimbursement may or may not occur in a single payment.

         In addition to the above, the Company has recognized a receivable of $48 million, which is expected to be reimbursed by the DOA, for pension obligations and termination costs related to expiration of the Contract.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Holston terminated its pension plan in a standard termination as of January 1, 1999. In order to terminate the pension plan in a standard termination, the assets of the plan had to be sufficient to provide all benefit liabilities with respect to each participant. A delay in reimbursement by the DOA resulted in the Company advancing approximately $35 million in first quarter 1999 toward the funding of these liabilities. The ending of Holston's operation of the Facility also resulted in obligations for severance pay to eligible Holston employees (the amount based on length of service). A delay in reimbursement by the DOA resulted in the Company advancing approximately $4 million for such obligations in first quarter 1999. The Company will likely be required to advance additional funds to pay pension benefit liabilities and termination costs if there are further delays in payment or reimbursement by the DOA.

         As previously reported, the Company is negotiating with the DOA the settlement of certain postretirement benefit obligations. The Company's potential obligation for these postretirement benefits, if any, in excess of the negotiated amount will be recognized as a liability at such time that it is probable and reasonably estimable that projected benefit obligations exceed assets provided by the DOA. The Company expects that the DOA will reimburse the Company for all costs associated with operation of the Facility and expiration of the Contract.

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

4.       PAYABLES AND OTHER CURRENT LIABILITIES

                                                                        MARCH 31,       DECEMBER 31,
     (Dollars in millions)                                                1999              1998

     Trade creditors                                                    $    312        $     316
     Accrued payrolls and vacation                                            99              100
     Accrued variable-incentive compensation                                  10               74
     Accrued pension liabilities                                             112              182
     Accrued taxes                                                            90               58
     Other                                                                   205              229
                                                                        --------        ---------
     Total                                                              $    828        $     959
                                                                        ========        =========

5.       DISTILLATION PRODUCTS INDUSTRIES

         In first quarter 1999, the Company announced a phase-out of operations at Distillation Products Industries in Rochester, New York. The Company recorded a pre-tax charge to earnings of $8 million ($5.4 million after tax) in first quarter 1999 for costs associated with employee termination benefits, dismantlement costs, and the write-down of plant and equipment used at the site. This charge was recorded in Cost of Sales for the Specialty and Performance segment.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       IMPAIRMENT OF ASSETS

         The Company recorded in first quarter 1999 a pre-tax charge to earnings of $6.8 million ($4.6 million after tax) for the write-off of construction in progress related to an epoxybutene ("EpB") plant project which was determined to have no future value. This charge was recorded in Cost of Sales for the Specialty and Performance segment.

7.       DIVIDENDS

                                                                                    FIRST QUARTER
                                                                                  1999         1998
    Cash dividends declared per share                                            $ .44         $.44


8.    EARNINGS PER SHARE

                                                                                    FIRST QUARTER
                                                                                  1999         1998
    Shares used for earnings per share calculation (in millions):
    --Basic                                                                       78.7         78.4
    --Diluted                                                                     78.8         79.2

         Certain shares underlying options outstanding during the first quarters of 1999 and 1998 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Excluded from first quarter 1999 and 1998 calculations were shares underlying options to purchase 1,919,940 shares of common stock at a range of prices from $44.16 to $74.25 and 567,350 shares of common stock at a range of prices from $62.88 to $74.25 outstanding at March 31, 1999 and 1998, respectively.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the conditions to exercise had not been met as to any of the shares as of March 31, 1999.

9.       SUPPLEMENTAL CASH FLOW INFORMATION

         In March 1998, the Company issued 536,188 treasury shares to its Employee Stock Ownership Plan as partial settlement of the Company's Eastman Performance Plan payout. The shares issued had a market value of $35 million and a carrying value of $33 million. This noncash transaction is not reflected in the Consolidated Statement of Cash Flows.

10.      SUBSEQUENT EVENTS

         SECURITIZATION OF ACCOUNTS RECEIVABLE

         On April 13, 1999, the Company entered into an agreement that will allow the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. Undivided interests in designated receivable pools will be sold to the purchaser, with recourse limited to the receivables purchased. As of the date of this filing, no receivables had been sold to the third party. Fees to be paid by the Company under this agreement will be based on certain variable market rate indices.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         MERGER AGREEMENT WITH LAWTER INTERNATIONAL, INC.

         On April 28, 1999, the Company and Lawter International, Inc. announced approval by their respective boards of directors of a definitive merger agreement under which the Company expects to acquire the outstanding shares of Lawter International, Inc. in a transaction valued at approximately $500 million, including debt assumed. Lawter International, Inc. develops, produces and markets specialty products for the inks and coatings market. Under the terms of the agreement, the Company will commence a tender offer to purchase all outstanding shares of Lawter International, Inc. common stock for $12.25 per share. Following completion of the tender offer, the Company expects to consummate a cash merger to acquire any shares not previously tendered. The Company expects that the tender offer will be accepted by shareowners of Lawter International, Inc. by the end of second quarter 1999. The transaction will be financed with cash and other currently available sources of liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1998 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.


RESULTS OF OPERATIONS

EARNINGS

(Dollars in millions, except per share amounts)                             FIRST QUARTER
                                                                             1999      1998    CHANGE

Operating earnings                                                          $  71     $ 133     (47)%
Net earnings                                                                   25        74     (66)
Earnings per share:
--Basic                                                                       .32       .95     (66)%
--Diluted                                                                     .31       .94     (67)

Although sales volume improved overall for the quarter, results reflect a continuation of global economic conditions which exerted extreme pressure on selling prices. Selling prices declined for most products, negatively impacting every segment and region. Lower selling prices were particularly evident for EASTAPAK polymers and commodity grade polyethylenes sold in North America and Europe, a result of excess industry capacity for polyethylene terephthalate ("PET") and competitive polyethylene market conditions. Lower selling prices for oxo products sold in North America also significantly impacted results for the quarter.

The decline in selling prices was mitigated somewhat by lower costs for major raw materials including propane feedstock, paraxylene, purified terephthalic acid, and ethylene glycol. Cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative also positively impacted results.

Results for the quarter were negatively impacted by charges related to a discontinued capital project and the phase-out of operations at Distillation Products Industries in Rochester, New York. See Notes 5 and 6 to Consolidated Financial Statements.

Foreign currency fluctuations, net of currency hedging transactions, had a slight negative impact on earnings.

SUMMARY BY INDUSTRY SEGMENT

(Dollars in millions)

SPECIALTY AND PERFORMANCE SEGMENT

                                                                               FIRST QUARTER
                                                                              1999        1998    CHANGE

Sales                                                                       $  632       $  685     (8)%
Operating earnings                                                              83          105    (21)

Sales volumes improved slightly overall but revenues declined as economic conditions and competitive markets pressured selling prices for all product lines. Specialty plastics volumes declined slightly as a result of lower volumes for EASTAPAK polymers and cellulosic plastics, while SPECTAR volume continued to grow. Sales volumes for fibers and performance chemicals were relatively unchanged from first quarter last year. Coatings, inks and resins results reflected a continuation of lower prices for neopentyl glycols but slightly higher volumes overall. Sales volumes for fine chemicals improved but a shift in the mix of products sold had a negative impact on revenues.

Operating earnings were negatively impacted by the decline in selling prices and charges related to a discontinued capital project and the phase-out of operations at Distillation Products Industries in Rochester, New York (see Notes 5 and 6 to Consolidated Financial Statements). The effect of lower selling prices was partially offset by lower raw materials costs and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

CORE PLASTICS SEGMENT

                                                                              FIRST QUARTER
                                                                              1999        1998    CHANGE

Sales                                                                      $   229      $   275     (17)%
Operating loss                                                                 (36)         (10)  >(100)

Significantly lower selling prices attributable to excess PET industry capacity resulted in substantially lower revenues for EASTAPAK polymers in all regions. Although sales volumes for EASTAPAK polymers reflected the Company's additional available capacity at manufacturing sites which began production mid-year 1998, volumes were impacted somewhat by operational problems in North America and Europe and the weakened Brazilian economy. Sales volumes improved significantly for commodity grade polyethylenes, but the impact was more than offset by lower selling prices.

Operating earnings were negatively impacted by the decline in selling prices, partially offset by lower raw materials costs and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

CHEMICAL INTERMEDIATES SEGMENT

                                                                               FIRST QUARTER
                                                                              1999        1998    CHANGE

Sales                                                                       $  162      $  188     (14)%
Operating earnings                                                              24          38     (37)

Sales and earnings were significantly lower due to lower selling prices, particularly for oxo products. Lower costs for major raw materials and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative partially offset the impact of lower selling prices.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

(Dollars in millions)

SALES BY REGION

                                                                               FIRST QUARTER
                                                                              1999        1998    CHANGE

United States and Canada                                                     $ 662        $ 754    (12)%
Europe, Middle East, and Africa                                                174          207    (16)
Asia Pacific                                                                   111           98     13
Latin America                                                                   76           89    (15)

Sales in the United States for first quarter 1999 declined in all segments and were $619 million, down 13% from 1998 first quarter sales of $713 million. The decrease was primarily due to lower selling prices. Significantly lower selling prices were experienced for EASTAPAK polymers, commodity polyethylenes, and chemical intermediates.

Sales outside the United States for first quarter 1999 were $404 million, down 7% from 1998 first quarter sales of $435 million. Sales outside the United States were 39% of total sales in first quarter 1999 compared with 38% for first quarter 1998. Selling prices declined in all regions. Increased sales in Asia Pacific mainly resulted from higher volume for fibers, specialty plastics, coatings, inks and resins. In Europe, volumes were relatively unchanged and the decline was attributable to lower selling prices for EASTAPAK polymers. Sales volumes improved in Latin America, but lower selling prices, particularly for EASTAPAK polymers, resulted in lower sales.

SUMMARY OF CONSOLIDATED RESULTS

(Dollars in millions)

                                                                                FIRST QUARTER
                                                                            1999         1998     CHANGE

SALES                                                                     $ 1,023      $ 1,148     (11)%

Sales volumes overall were slightly higher in first quarter 1999, but revenues declined as a result of lower selling prices attributable to the global economy and competitive market conditions. Sales in first quarter 1999 were not significantly impacted by foreign currency fluctuations.

                                                                                FIRST QUARTER
                                                                               1999        1998    CHANGE

GROSS PROFIT                                                                $   194       $  254     (24)%
  As a percentage of sales                                                     19.0%        22.1%

Gross profit declined primarily as a result of significantly lower selling prices. Also impacting gross profit were charges related to a discontinued capital project and the phase-out of operations at Distillation Products Industries in Rochester, New York. Lower raw materials costs and cost structure improvements had a positive effect on gross profit.

                                                                              FIRST QUARTER
                                                                              1999     1998   CHANGE

GROSS INTEREST COSTS                                                          $31      $32
LESS CAPITALIZED INTEREST                                                       5       11
                                                                              ---      ---
NET INTEREST EXPENSE                                                          $26      $21      24%
                                                                              ===      ===

Capitalized interest declined in 1999 as several substantial projects in the Company's major capital investment program were completed during 1998.

                                                                                FIRST QUARTER
                                                                              1999         1998   CHANGE

OTHER (INCOME) CHARGES, NET                                                   $ 8         $ (2)   >(100)%


Other income and other charges include interest income and royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. The change in other income was due primarily to losses on foreign exchange transactions.


LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                                       1999                1998

For the first three months:
  Ratio of earnings to fixed charges                                       2.0x                3.8x

At the periods ended March 31, 1999 and December 31, 1998:
  Current ratio                                                            1.8x                1.5x
  Percent of long-term borrowings to total capital                          50%                 46%
  Percent of floating-rate borrowings to total borrowings                   18%                 13%

CASH FLOW

                                                                                 FIRST QUARTER
(Dollars in millions)                                                      1999                1998

Net cash provided by (used in)
  Operating activities                                                    $  18              $  50
  Investing activities                                                     (109)              (155)
  Financing activities                                                      117                119
                                                                          -----              -----
Net change in cash and cash equivalents                                   $  26              $  14
                                                                          =====              =====
Cash and cash equivalents at end of period                                $  55              $  43
                                                                          =====              =====

Cash provided by operating activities declined from first quarter 1998, mainly due to lower selling prices, offset somewhat by lower costs for major raw materials. Cash provided by operations also declined due to funding of Company obligations to the Employee Stock Ownership Plan, such obligation having been funded with treasury stock in 1998, and funding of pension plans. Cash used in investing activities declined as a result of reduced capital expansion activity in 1999. Cash provided by financing activities reflects an increase in commercial paper borrowings and the payment of dividends in both years and treasury stock purchases in 1999.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 1999, the Company estimates that depreciation will be $360 million and that capital expenditures will be equal to or less than depreciation. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at the end of 1998 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments approximate $2 billion over 15 years.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The rate for such fee was .075% as of March 31, 1999. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long term. As of March 31, 1999, the Company's commercial paper outstanding balance was $326 million at an effective interest rate of 5.01%. At March 31, 1998, the Company's commercial paper outstanding balance was $360 million at an effective interest rate of 5.72%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

During 1998, the Company issued $23 million tax-exempt bonds at variable interest rates, the proceeds of which are to be used for the construction of certain solid waste disposal facilities in Kingsport, Tennessee. The proceeds from this issuance are held in trust and become available to the Company as expenditures are made for construction of the designated solid waste disposal facilities. Approximately $4 million of qualifying expenditures related to these projects had been made as of March 31, 1999.

On April 13, 1999, the Company entered into an agreement that will allow the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. Undivided interests in designated receivable pools will be sold to the purchaser, with recourse limited to the receivables purchased. As of the date of this filing, no receivables had been sold to the third party. Fees to be paid by the Company under this agreement will be based on certain variable market rate indices.

On April 28, 1999, the Company and Lawter International, Inc. announced approval by their respective boards of directors of a definitive merger agreement under which the Company expects to acquire the outstanding shares of Lawter International, Inc. in a transaction valued at approximately $500 million, including debt assumed. Under the terms of the agreement, the Company will commence a tender offer to purchase all outstanding shares of Lawter International, Inc. common stock for $12.25 per share. Following completion of the tender offer, the Company expects to consummate a cash merger to acquire any shares not previously tendered. The transaction will be financed with cash and other currently available sources of liquidity.

The Company is currently authorized to purchase up to $400 million of its common stock. During first quarter 1999, a total of 1,094,800 shares of common stock at a cost of approximately $50 million was repurchased. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS                                                                              FIRST QUARTER
                                                                                 1999               1998
Cash dividends declared per share                                               $ .44              $ .44

YEAR 2000 ISSUE

The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with date-sensitive software could potentially recognize a date ending in "00" as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. Year 2000 problems could affect many of the Company's processes, including production, distribution, research and development, financial, administrative and communications operations. The Company's date-dependent systems can be summarized in three categories: computerized business systems; computerized distributed control systems for manufacturing; and other devices using embedded chips.

Internal identification of all business systems, manufacturing systems and embedded chip devices for year 2000 compliance is complete. An outside consultant has evaluated the Company's identification, assessment, and testing process related to manufacturing and embedded equipment and concluded that the results of the internal processes are reliable.

The Company considers its key enterprise business computer systems capable of accurately handling year 2000 dates. Final integrated acceptance testing of the Company's existing key enterprise business computer systems was completed successfully during 1998. Very few problems were encountered in this area, primarily because of the Company's aggressive implementation of enterprise software and standardized desktop/office software earlier this decade. The Company will continue its year 2000 assessment and testing efforts for new or modified business computer systems throughout 1999.

Assessment of statements of product compliance from the manufacturers of our date-dependent manufacturing control systems and embedded chip devices is complete. A minimal number of devices have been determined to be non-compliant, with most requiring software upgrades at minimal cost. Remediation of the non-compliant equipment and software identified by vendors to have possible date compliancy problems is proceeding on schedule. A testing plan approved by senior management is being used to evaluate all manufacturing control systems for date-sensitive issues and to test a representative sample of these control systems. The majority of upgrades to the manufacturer's stated level of compliance for our manufacturing control systems and embedded chip devices has been completed. The Company plans to complete assessment, testing, and most of the remediation or workaround solutions on critical control systems and embedded chip devices by June 1999 and is on target to meet that completion date. However, because of plant scheduling and equipment lead times, some upgrade work may not occur until the second half of 1999. Additionally, some lower priority embedded chip devices may not be tested or remediated but will be managed by contingency plans. Although some risk is inherent with this plan, the Company believes the risk is controllable with contingency plans being developed and that this plan does not pose significant problems for the Company's various manufacturing control systems.

As a result of assessments, modifications, upgrades, or replacements planned, ongoing or already completed, the Company believes the year 2000 issue as it relates to the Company's own date-dependent systems will not pose significant problems for the Company's business, processes and operations. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for year 2000 compatibility requirements have not and will not have a material impact on the Company's financial position or results of operations. Overall costs attributable to the Company's year 2000 efforts, incurred over a period of several years, are expected to be less than $20 million.

The Company has identified and is communicating with key suppliers and other service providers to determine if entities with which the Company transacts business have an effective plan in place to address the year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own year 2000 issue. While all customers have not been surveyed directly, the Company has exchanged information with certain customers as they contact Eastman about its year 2000 compliance. In addition, the Company has identified key customers with whom it is exchanging more detailed information. The Company has received year 2000 disclosure statements from 96% of companies surveyed which includes our raw materials suppliers, indirect suppliers and other key service providers. The Company is proceeding with a more detailed assessment of selected critical suppliers, service providers and key customers to further assess the Company's risk. The Company expects to complete these assessments by June 1999. Assessment of suppliers, service providers and customers is dependent upon the accuracy and validity of their year 2000 disclosure statements.

A business contingency planning team composed of key business managers has been assigned to develop company-wide contingency plans. This team is actively assessing the internal and external risks posed by the year 2000 issue such as energy, telecommunications, financial, transportation and material supply disruptions. Existing business continuity plans adjusted for unique year 2000 issues provide the basis for contingency planning. Major elements of the plan will be completed by June 1999 with refinement and execution continuing up to and through the year 2000 rollover.

Based on current plans and efforts to date, the Company does not anticipate that the year 2000 issue will have a material effect on results of operations or financial condition. However, a number of customers have indicated a potential change in their buying patterns such that they may increase inventories during the fourth quarter 1999, which could defer purchases during the first quarter 2000. If this were to occur, it could have a material impact upon operating results for each of these quarters. The Company will continue to assess and work with customers to determine the likelihood of these changes occurring and their impact on the Company. The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or remediating all year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, then the Company's results of operations or financial condition could be materially impacted.

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

The Contract provides for reimbursement of allowable costs incurred by Holston. The Company has recognized liabilities associated with Holston's curtailment of pension, other postretirement benefits and other termination costs in accordance with generally accepted accounting principles and expects the DOA to reimburse substantially all such costs and payments. The recording of previously unrecognized liabilities for pension and other termination costs had no effect on earnings because the Company also recorded a receivable from the DOA for reimbursement of such amounts. Reimbursement of certain previously recognized pension and postretirement benefit costs will be credited to earnings at the time of receipt of reimbursement from the DOA. A delay in reimbursement by the DOA resulted in the Company advancing funds in early 1999 to pay a portion of such costs. The Company will likely be required to advance additional funds to pay pension benefit liabilities, as well as other postretirement and termination costs, if there are further delays in payment or reimbursement by the DOA. The Company expects no significant impact on financial position or results of operations related to expiration of the Contract. See Note 3 to Consolidated Financial Statements.

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

OUTLOOK

Although encouraged by recent volume gains for some products, the Company remains cautious about the next few months. Given the current economic environment and continued pressure on selling prices, the Company anticipates that it will be a challenge to improve earnings in 1999 over those of 1998. Current global economic conditions and industry overcapacities are expected to continue to pressure selling prices for most products. Demand for EASTAPAK polymers, SPECTAR copolymers, and new polyethylene performance polymers, MXSTEN and TENITE HIFOR, are expected to continue to grow. The 1999 start up of the new oxo facility in Singapore is expected to provide volume growth capacities in the Asia Pacific region.

The Company expects growth in the coatings, inks, resins and adhesives markets as a result of the recently announced pending acquisition of Lawter International, Inc. Based upon expected cost savings and revenue synergies, the Company expects the transaction to be accretive to earnings in the first full year after the merger.

The Company expects Asia Pacific sales volume will continue to improve due to new available capacities, although selling prices in the region will likely be depressed. Given current Brazilian economic conditions and the impact on the region, the Company anticipates it will be a challenge to improve sales and earnings for Latin America. Growth in Europe is expected to continue to be a challenge in 1999. The Company anticipates that sales prices and volumes in North America will continue to be pressured.

The Company will continue to pursue alternatives to diminish the impact of the container plastics business on its portfolio, while focusing on improving cash flow from this business.

The Company estimates that depreciation in 1999 will be approximately $360 million and plans capital expenditures equal to or less than depreciation. Gross interest cost is expected to remain level with 1998, but capitalized interest is expected to decrease as capital expenditures decline and capital improvements now underway are completed.

In 1999, the Company has placed an increased priority on cash flow through increased sales volumes, reduced capital expenditures, working capital reduction efforts, continued emphasis on cost structure improvements and productivity gains through its Advantaged Cost 2000 initiative, reinforced by basing a portion of annual incentive payments for senior management on free cash flow.

The above-stated expectations, other forward-looking statements in this report, and other statements of the Company relating to matters such as cost reduction targets; additional available manufacturing capacity; capital spending and depreciation; the year 2000 issue; legal proceedings; global economic conditions; and supply and demand, volumes, prices, costs, margins, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments, as well as for the whole of the Company, are based upon certain underlying assumptions. These underlying assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors and are subject to risks and uncertainties inherent in projecting future conditions and results.

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: continued pressure on selling prices from global economic conditions and industry overcapacities; continued good demand overall for the Company's products; continued demand growth worldwide for EASTAPAK polymers; continued capacity additions within the PET industry worldwide; capacity additions within the ethylene industry worldwide; availability of key purchased raw materials with no significant increase in costs; continued market reception of new polyethylene products and continued shift of polyethylene product mix to less commodity products; availability of recent or planned manufacturing capacity increases for container plastics, SPECTAR, coatings, and oxo products; realization of expected cost savings and revenue synergies related to the pending acquisition of Lawter International, Inc.; improved manufacturing plant operations and maintenance; and labor and material productivity gains sufficient to meet targeted cost structure reductions.

______________

EASTAPAK, EpB, SPECTAR, MXSTEN, and TENITE HIFOR are trademarks of Eastman Chemical Company.

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

         SORBATES LITIGATION

         As previously reported, on September 30, 1998, Eastman entered into a voluntary plea agreement with the Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, Eastman entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in third quarter 1998 and is paying the fine in installments over a period of five years.

         In addition, the Company, along with other companies, has been named as a defendant in ten antitrust lawsuits brought subsequent to the Company's plea agreement as putative class actions on behalf of certain purchasers of sorbates. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Four of the suits were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; four of the proceedings are pending in United States District Court for the Northern District of California, three under federal antitrust laws on behalf of classes of direct purchasers of sorbates and one under California's antitrust and consumer protection laws on behalf of a class of all indirect purchasers of sorbates; and two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states. The plaintiffs in each case seek treble damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, and none of the proposed classes has been certified.

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

         ENVIRONMENTAL MATTER

         As previously reported, in May 1997 the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. Based upon recent communications with the TDEC and the U.S. Environmental Protection Agency, the Company believes that these agencies are contemplating enforcement proceedings which, if commenced, could result in monetary sanctions in excess of the $100,000 threshold of Regulation S-K, Item 103, Instruction 5.C. under the Securities Exchange Act of 1934 for reporting such contemplated proceedings in this Report.

ITEM 2.  CHANGES IN SECURITIES

         (c) On January 1, 1999, the Company granted options to purchase an aggregate of 551 shares of its common stock on or after July 1, 1999 at an exercise price of $45.4375 per share. Such options were granted to non-employee directors who elected under the 1996 Non-Employee Director Stock Option Plan to receive options in lieu of all or a portion of their semi-annual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933.

                  The Company did not sell any other equity securities during the quarterly period ended March 31, 1999 in transactions not registered under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed as part of this report are listed in the
                  Exhibit Index appearing on page 22.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Eastman Chemical Company



Date:  April 29, 1999                 By: /s/ Allan R. Rothwell
                                          ---------------------
                                          Allan R. Rothwell
                                          Senior Vice President and
                                          Chief Financial Officer

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

  4.07            Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

                                               EXHIBIT INDEX
EXHIBIT                                         DESCRIPTION                             SEQUENTIAL
NUMBER                                                                                     PAGE
                                                                                          NUMBER

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

*10.01            Eastman ESOP Excess Plan (as amended)                                   24-31

*10.02            Eastman Executive Deferred Compensation Plan (as amended)               32-42

 12.01            Statement re Computation of Ratios of Earnings to Fixed Charges            43

 27.01            Financial Data Schedule for First Quarter 1999 (for SEC use only)

 99.01            Supplemental Business Segment Information                                  44

-------------------------------------------------------------------------------
* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.