Form 10-Q
period 1999-06-30
EASTMAN CHEMICAL CO
filed 1999-08-03
CIK 915389

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

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
Yes   X             No
    -----              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
                      Class                             June 30, 1999

       Common Stock, par value $0.01 per share            78,205,777
      (including rights to purchase shares of
   Common Stock or Participating Preferred Stock)



- ------------------------------------------------------------------------------
                 PAGE 1 OF 54 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 25

                               TABLE OF CONTENTS


- ----------------------------------------------------------------------------------
ITEM                                                                         PAGE
- ----------------------------------------------------------------------------------
                         PART I. FINANCIAL INFORMATION

1.  Financial Statements                                                      3-10

2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                    11-19


                           PART II. OTHER INFORMATION

1.  Legal Proceedings                                                        20-21

4.  Submission of Matters to a Vote of Security Holders                      21-22

5.  Other Information                                                           22

6.  Exhibits and Reports on Form 8-K                                            23



                                   SIGNATURES

    Signatures                                                                  24

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE INCOME,
                             AND RETAINED EARNINGS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


                                                     SECOND QUARTER             FIRST SIX MONTHS
                                                   1999          1998          1999          1998
EARNINGS
Sales                                            $ 1,122       $ 1,165       $ 2,145       $ 2,313
Cost of sales                                        897           868         1,726         1,762
                                                 -------       -------       -------       -------
Gross profit                                         225           297           419           551

Selling and general administrative expenses           83            85           159           160
Research and development costs                        46            48            93            94
                                                 -------       -------       -------       -------
Operating earnings                                    96           164           167           297

Interest expense, net                                 28            21            54            42
Other (income) charges, net                            4            (6)           12            (8)
                                                 -------       -------       -------       -------
Earnings before income taxes                          64           149           101           263

Provision for income taxes                            21            52            33            92
                                                 -------       -------       -------       -------

Net earnings                                     $    43       $    97       $    68       $   171
                                                 =======       =======       =======       =======


Earnings per share
     --Basic                                     $   .55       $  1.22       $   .86       $  2.17
                                                 =======       =======       =======       =======
     --Diluted                                   $   .54       $  1.21       $   .86       $  2.15
                                                 =======       =======       =======       =======

COMPREHENSIVE INCOME
Net earnings                                     $    43       $    97       $    68       $   171
Other comprehensive loss                             (13)           (2)          (42)           (3)
                                                 -------       -------       -------       -------

Comprehensive income                             $    30       $    95       $    26       $   168
                                                 =======       =======       =======       =======

RETAINED EARNINGS
Retained earnings at beginning of period         $ 2,178       $ 2,117       $ 2,188       $ 2,078
Net earnings                                          43            97            68           171
Cash dividends declared                              (35)          (35)          (70)          (70)
                                                 -------       -------       -------       -------

Retained earnings at end of period               $ 2,186       $ 2,179       $ 2,186       $ 2,179
                                                 =======       =======       =======       =======


The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (DOLLARS IN MILLIONS)


                                                                        JUNE 30,        DECEMBER 31,
                                                                          1999             1998
ASSETS
Current assets
  Cash and cash equivalents                                              $    90          $    29
  Receivables                                                                680              759
  Inventories                                                                503              493
  Other current assets                                                       135              117
                                                                         -------          -------
    Total current assets                                                   1,408            1,398
                                                                         -------          -------

Properties
  Properties and equipment at cost                                         8,644            8,594
  Less: Accumulated depreciation                                           4,711            4,560
                                                                         -------          -------
    Net properties                                                         3,933            4,034
                                                                         -------          -------

Other noncurrent assets                                                      820              418
                                                                         -------          -------

   Total assets                                                          $ 6,161          $ 5,850
                                                                         =======          =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables and other current liabilities                                 $   860          $   959
                                                                         -------          -------
       Total current liabilities                                             860              959

  Long-term borrowings                                                     2,085            1,649
  Deferred income tax credits                                                435              415
  Postemployment obligations                                                 775              712
  Other long-term liabilities                                                166              181
                                                                         -------          -------
    Total liabilities                                                      4,321            3,916
                                                                         -------          -------

  Shareowners' equity
    Common stock ($0.01 par-350,000,000 shares authorized;
      shares issued - 84,469,143 and 84,432,114)                               1                1
    Paid-in capital                                                           94               94
    Retained earnings                                                      2,186            2,188
    Other comprehensive loss                                                 (60)             (18)
                                                                         -------          -------
                                                                           2,221            2,265

    Less: Treasury stock at cost (6,421,790 and 5,326,990 shares)            381              331
                                                                         -------          -------

       Total shareowners' equity                                           1,840            1,934
                                                                         -------          -------

       Total liabilities and shareowners' equity                         $ 6,161          $ 5,850
                                                                         =======          =======


The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN MILLIONS)


                                                                             FIRST SIX MONTHS
                                                                          1999             1998
Cash flows from operating activities
  Net earnings                                                           $    68          $   171
                                                                         -------          -------

  Adjustments to reconcile net earnings to net
    cash provided by operating activities
      Depreciation                                                           177              168
      Provision (benefit) for deferred income taxes                           (6)              25
      (Increase) decrease in receivables                                      78              (89)
      Increase in inventories                                                (12)             (56)
      Decrease in incentive pay and
        employee benefit liabilities                                         (74)             (32)
      Increase (decrease) in liabilities excluding borrowings,
        incentive pay, and employee benefit liabilities                       19               (6)
      Other items, net                                                        26               28
                                                                         -------          -------
    Total adjustments                                                        208               38
                                                                         -------          -------

    Net cash provided by operating activities                                276              209
                                                                         -------          -------

Cash flows from investing activities
  Additions to properties and equipment                                     (134)            (268)
  Acquisitions, net of cash acquired                                        (376)               -
  Proceeds from sales of assets                                                -                1
  Capital advances to suppliers                                              (21)             (21)
                                                                         -------          -------

    Net cash used in investing activities                                   (531)            (288)
                                                                         -------          -------

Cash flows from financing activities
  Net increase in commercial paper borrowings                                436              139
  Dividends paid to shareowners                                              (70)             (70)
  Treasury stock purchases                                                   (51)               -
  Other items                                                                  1               14
                                                                         -------          -------

    Net cash provided by financing activities                                316               83
                                                                         -------          -------

    Net change in cash and cash equivalents                                   61                4

Cash and cash equivalents at beginning of period                              29               29
                                                                         -------          -------

Cash and cash equivalents at end of period                               $    90          $    33
                                                                         =======          =======


The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

    The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1998 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

    The Company has reclassified certain 1998 amounts to conform to the 1999 presentation.

2.  SECURITIZATION OF ACCOUNTS RECEIVABLE

    On April 13, 1999, the Company entered into an agreement that will allow the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. As of the date of this filing, receivables totaling $75 million had been sold to the third party. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net, in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

3.  INVENTORIES

                                                                        JUNE 30,       DECEMBER 31,
    (Dollars in millions)                                                 1999             1998

    At FIFO or average cost (approximates current cost):
       Finished goods                                                    $   409          $   409
       Work in process                                                       142              138
       Raw materials and supplies                                            192              203
                                                                         -------          -------
       Total inventories                                                     743              750
    Reduction to LIFO value                                                 (240)            (257)
                                                                         -------          -------
    Total inventories at LIFO value                                      $   503          $   493
                                                                         =======          =======

    Inventories valued on the LIFO method are approximately 70% of total inventories in each of the periods.

4.  ACQUISITION OF LAWTER INTERNATIONAL, INC.

    On June 9, 1999, the Company completed its acquisition of Lawter International, Inc. ("Lawter"), a company that develops, produces and markets specialty products for the inks and coatings market. The purchase price included cash consideration of $364 million (net of $41 million cash acquired) and the assumption of $145 million of Lawter's debt. The historical book value of Lawter's net assets, excluding cash acquired and debt assumed, was $133 million at the acquisition date.

    This transaction, which was funded through commercial paper borrowings, will be accounted for as a purchase. At June 30, 1999, the Company has included its investment in Lawter in other non-current

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    assets in the Consolidated Statement of Financial Position. The purchase price will be allocated based on fair values of assets acquired and liabilities assumed, pending the completion of an independent appraisal currently underway. The excess of purchase price over fair value of identified tangible and intangible net assets acquired will be allocated to goodwill and amortized on a straight-line basis over 40 years.

    The Company has included in its consolidated financial statements the results of operations of Lawter from the date of acquisition. Assuming this acquisition had been made at January 1, 1999 and 1998, the pro forma results for the three and six months 1999 and 1998 would not be materially different from reported results.

5.  SEGMENT INFORMATION

                                                                             FIRST SIX MONTHS
    (Dollars in millions)                                                  1999            1998

    SALES
           Specialty and Performance                                     $ 1,325          $ 1,394
           Core Plastics                                                     496              558
           Chemical Intermediates                                            324              361
                                                                         -------          -------
                Consolidated Eastman total                               $ 2,145          $ 2,313
                                                                         =======          =======

    OPERATING EARNINGS (LOSS)
           Specialty and Performance                                     $   178          $   220
           Core Plastics                                                     (53)               2
           Chemical Intermediates                                             42               75
                                                                         -------          -------
                Consolidated Eastman total                               $   167          $   297
                                                                         =======          =======


                                                                        JUNE 30,        DECEMBER 31,
                                                                          1999              1998

    ASSETS
           Specialty and Performance                                     $ 3,770          $ 3,395
           Core Plastics                                                   1,781            1,822
           Chemical Intermediates                                            610              633
                                                                         -------          -------
                Consolidated Eastman total                               $ 6,161          $ 5,850
                                                                         =======          =======


6.  HOLSTON DEFENSE CORPORATION

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

    The Contract provided for payment of a management fee to Holston and reimbursement by the DOA of allowable costs incurred for the operation of the Facility. Holston's operating results were historically insignificant to the Company's consolidated sales and earnings.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Pension and other postretirement benefits were provided to Holston's employees under the terms of Holston's employee benefit plans. In prior reporting periods, the Company has recognized, in accordance with generally accepted accounting principles, a charge to earnings of approximately $75 million for pension and other postretirement benefit obligations related to Holston's management of the Facility under the Contract. The Company expects that the DOA will reimburse these pension and other postretirement benefit obligations and such amounts will be credited to earnings at the time of receipt of reimbursement from the DOA. The reimbursement may or may not occur in a single payment. In addition to the above, the Company previously recognized a receivable of $48 million from the DOA for pension obligations and termination costs related to expiration of the Contract. Approximately $39 million of this receivable was collected in second quarter 1999.

    Holston terminated its pension plan in a standard termination as of January 1, 1999. In order to terminate the pension plan in a standard termination, the assets of the plan had to be sufficient to provide all benefit liabilities with respect to each participant. The ending of Holston's operation of the Facility also resulted in obligations for severance pay to eligible Holston employees (the amount based on length of service). The Company advanced approximately $44 million through June 30, 1999 to fund these liabilities due to delays in payment by the DOA. The Company will likely be required to advance additional funds to pay pension benefit liabilities and termination costs if there are further delays in payment or reimbursement by the DOA.

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

7.  PAYABLES AND OTHER CURRENT LIABILITIES

                                                                        JUNE 30,        DECEMBER 31,
    (Dollars in millions)                                                 1999              1998

    Trade creditors                                                      $   309          $   316
    Accrued payrolls and vacation                                             95              100
    Accrued variable-incentive compensation                                   24               74
    Accrued pension liabilities                                              103              182
    Accrued taxes                                                            107               58
    Accrued interest                                                          45               43
    Other                                                                    177              186
                                                                         -------          -------
    Total                                                                $   860          $   959
                                                                         =======          =======

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  AMENDMENT OF RETIREMENT PLAN

    In June 1999, the Company announced amendments to its defined benefit pension plan, the Eastman Retirement Assistance Plan, and its postretirement welfare plans effective January 1, 2000. The amended defined benefit pension plan will use a new pension equity formula based on age and years of service to calculate an employee's retirement benefit under the revised plan provisions. The Company's 1999 pension and postretirement welfare expenses were remeasured as of June 1, 1999 based on amended plan provisions using the assumptions set forth in the Company's 1998 consolidated financial statements, except for the changes listed in the following table:

       WEIGHTED-AVERAGE ASSUMPTIONS AS OF:               JUNE 1, 1999        DECEMBER 31, 1998
       ---------------------------------------------------------------------------------------
            Discount rate                                    7.50%                 6.75%
            Rate of compensation increase                    4.00%                 3.75%

    The plan amendments and changes in plan assumptions will result in a decrease in 1999 pension and postretirement benefits expense of approximately $37 million. Approximately $24 million relates to plan amendments and $13 million relates to changes in plan assumptions.

 9. DIVIDENDS

                                                    SECOND QUARTER             FIRST SIX MONTHS
                                                  1999          1998          1999          1998

    Cash dividends declared per share            $   .44       $   .44       $   .88       $   .88


10. EARNINGS PER SHARE

                                                               SECOND QUARTER          FIRST SIX MONTHS
                                                              1999        1998          1999       1998
    Shares used for earnings per share calculation
     (in millions):
     --Basic                                                  78.0        79.0          78.3       78.7
     --Diluted                                                78.4        79.9          78.6       79.5

    Certain shares underlying options outstanding during the second quarters of 1999 and 1998 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Excluded from second quarter 1999 and 1998 calculations were shares underlying options to purchase 1,914,448 shares of common stock at a range of prices from $52.0625 to $74.25 and 19,461 shares of common stock at a range of prices from $68.3875 to $74.25, respectively. Excluded from the year to date 1999 and 1998 calculations were shares underlying options to purchase 1,915,720 common shares at a range of prices from $50.6250 to $74.25 and 77,960 common shares at a range of prices from $66.125 to $74.25, respectively.

    Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the conditions to exercise had not been met as to any of the shares as of June 30, 1999.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. SUPPLEMENTAL CASH FLOW INFORMATION

    On June 9, 1999 the Company completed its acquisition of Lawter International, Inc. which then became a wholly owned subsidiary of Eastman (see Note 4). On February 1, 1999 the Company acquired the North American textile chemical business of Rhodia Inc.

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


RESULTS OF OPERATIONS

EARNINGS

(Dollars in millions, except                      SECOND QUARTER                           FIRST SIX MONTHS
per share amounts)                             1999           1998        CHANGE          1999          1998         CHANGE

Operating earnings                            $   96        $   164        (41)%        $   167        $   297        (44)%
Net earnings                                      43             97        (56)%             68            171        (60)%
Earnings per share
   --Basic                                       .55           1.22        (55)%            .86           2.17        (60)%
   --Diluted                                     .54           1.21        (55)%            .86           2.15        (60)%

Although sales volumes improved overall for the quarter and six months, results reflect a continuation of global economic conditions which exerted extreme pressure on selling prices, negatively impacting every segment and region. Lower selling prices worldwide were particularly evident for EASTAPAK polymers, a result of excess industry capacity for polyethylene terephthalate ("PET"). Decreased volumes for filter products sold in North America and Asia Pacific and lower selling prices for oxo products sold in North America also had a significant negative impact on sales and earnings for the second quarter.

For second quarter and six months, cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative positively affected results. Also, positively impacting six months results were lower raw materials and preproduction costs.

SUMMARY BY OPERATING SEGMENT

(Dollars in millions)

SPECIALTY AND PERFORMANCE SEGMENT

                                                  SECOND QUARTER                            FIRST SIX MONTHS
                                               1999           1998         CHANGE          1999          1998         CHANGE

Sales                                         $  693        $   709         (2)%        $ 1,325        $ 1,394         (5)%
Operating earnings                                95            115        (17)             178            220        (19)

Sales volumes improved significantly overall but revenues declined due to economic conditions and competitive markets, which pressured selling prices for all product lines. Sales and earnings were also negatively impacted by product mix. Specialty plastics volumes improved but lower selling prices more than offset the volume improvements. EASTAPAK polymers and cellulosic plastics declines were more than offset by higher volume on specialty flexible plastics, including strong volume growth for SPECTAR. Sales revenues declined for fibers, mainly due to lower volumes.

Improved revenues for performance chemicals products were mainly attributable to increased volume, which more than offset the negative effects of lower prices and mix. Recent acquisitions contributed to improved volume for coatings, inks and resins products, although pricing pressures continue. Sales volumes for fine chemicals improved but a shift in the mix of products sold had a negative impact on revenues.

Operating earnings were negatively impacted by the decline in selling prices. For second quarter and six months, however, the impact of lower selling prices was partially offset by cost structure improvements resulting from the Company's Advantage Cost 2000 initiative. Additionally, six months results were also favorably affected by lower raw materials costs.

CORE PLASTICS SEGMENT

                                                 SECOND QUARTER                            FIRST SIX MONTHS
                                               1999          1998          CHANGE        1999            1998         CHANGE

Sales                                         $  267        $   283           (6)%      $   496        $   558          (11)%
Operating earnings (loss)                        (17)            12        >(100)           (53)             2        >(100)

The availability of new EASTAPAK polymers manufacturing capacity in Europe and Latin America contributed to significantly improved sales volume. The effect of increased volume, however, was more than offset by the negative impact of lower selling prices, particularly in North America and Europe.

Although negatively affected by the decline in selling prices, the impact on operating earnings for the second quarter and six months was partially offset by higher volumes and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative. Also favorably affecting results for six months were lower raw materials and preproduction costs. Operating earnings for flexible plastics increased for second quarter due to margin improvements aided by recent price increases.

CHEMICAL INTERMEDIATES SEGMENT

                                                 SECOND QUARTER                            FIRST SIX MONTHS
                                               1999          1998         CHANGE          1999           1998         CHANGE

Sales                                         $  162        $   173         (6)%         $  324         $  361        (10)%
Operating earnings                                18             37        (51)              42             75        (44)

Higher volumes were more than offset by price declines resulting in lower revenues. Sales and earnings were lower due to lower selling prices, primarily for oxo products. Cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative partially offset the impact of lower selling prices for second quarter and for six months. Lower raw materials costs also positively impacted results for six months.

(For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

(Dollars in millions)

SALES BY REGION

                                         SECOND QUARTER                      FIRST SIX MONTHS
                                       1999         1998      CHANGE         1999        1998     CHANGE

United States and Canada             $   708       $   778      (9)%       $ 1,370      $ 1,532     (11)%
Asia Pacific                             112           106       6             223          204       9
Europe, Middle East, and Africa          213           195       9             387          402      (4)
Latin America                             89            86       3             165          175      (6)

Sales in the United States for second quarter 1999 were $657 million, down 10% from second quarter 1998 sales of $727 million. Sales volumes improved in North America but lower selling prices, particularly for EASTAPAK polymers, resulted in lower revenues. For six months, sales revenues in the United States declined 11% to $1.276 billion in 1999 compared to $1.440 billion in 1998. Significant sales volume improvements for six months were offset by selling price declines and a shift in the mix of products sold.

Sales outside the United States for second quarter 1999 were $465 million, up 6% from 1998 second quarter sales of $438 million. Sales outside the United States were 41% of total sales in second quarter 1999 compared with 38% for second quarter 1998. Significantly higher sales volumes outside the United States for the quarter more than offset the negative impact of lower selling prices and product mix. Increased sales in Asia Pacific resulted from higher sales volumes for oxo products, although prices were lower. In Europe, improved sales revenues were attributable to significantly increased sales volumes for EASTAPAK polymers and coatings, inks and resins products, partially offset by lower selling prices and the negative impact of foreign exchange losses. Increased sales volumes in Latin America, particularly for EASTAPAK polymers, resulted in higher revenues, although selling prices declined.


SUMMARY OF CONSOLIDATED RESULTS

(Dollars in millions)

                                          SECOND QUARTER                      FIRST SIX MONTHS
                                        1999         1998       CHANGE        1999         1998     CHANGE

SALES                               $  1,122      $  1,165       (4)%       $ 2,145      $ 2,313      (7)%

Sales volumes overall were significantly higher in second quarter and six months, but revenues declined as a result of lower selling prices and a shift in product mix.

                                         SECOND QUARTER                      FIRST SIX MONTHS
                                      1999           1998     CHANGE         1999        1998       CHANGE

GROSS PROFIT                        $   225        $   297     (24)%        $   419     $   551      (24)%
  As a percentage of sales             20.1%          25.5%                    19.5%       23.8%

Gross profit declined primarily as a result of significantly lower selling prices and a shift in the mix of products sold. Cost of sales for second quarter reflected significantly higher selling volumes, lower preproduction costs resulting from the 1998 and early 1999 start up of several new manufacturing sites, and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

                                                 SECOND QUARTER                           FIRST SIX MONTHS
                                               1999         1998          CHANGE         1999           1998            CHANGE

SELLING AND GENERAL
ADMINISTRATIVE EXPENSES                       $   83        $   85           (2)%       $  159         $  160             (1)%
  As a percentage of sales                       7.4%          7.3%                        7.4%           6.9%

RESEARCH AND
DEVELOPMENT COSTS                             $   46        $   48           (4)%       $   93         $   94             (1)%
  As a percentage of sales                       4.1%          4.1%                        4.3%           4.1%

INTEREST COSTS                                $   32        $   33                      $   63         $   65
LESS CAPITALIZED INTEREST                          4            12                           9             23
                                              ------        ------                      ------         ------
NET INTEREST EXPENSE                          $   28        $   21                      $   54         $   42             29%
                                              ======        ======           33%        ======         ======

Increased interest expense for second quarter and six months reflects decreased capitalized interest, resulting from the 1998 and early 1999 completion of several major capital projects, and increased commercial paper borrowings.

                                                 SECOND QUARTER                           FIRST SIX MONTHS
                                               1999          1998          CHANGE        1999           1998          CHANGE

OTHER INCOME (CHARGES), NET                   $   (4)       $    6         >(100)%      $  (12)        $    8         >(100)%

Other income and charges include interest income and royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. The change in other income for second quarter was due primarily to the negative impact of foreign exchange rates on company operations.


LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

FINANCIAL INDICATORS                                                        1999            1998

For the first six months:
  Ratio of earnings to fixed charges                                        2.4x             4.2x

At the periods ended June 30, 1999 and December 31, 1998:
  Current ratio                                                             1.6x             1.5x
  Percent of long-term borrowings to total capital*                           55%              46%
  Percent of floating-rate borrowings to total borrowings*                    25%               7%

*Includes Lawter International, Inc. debt assumed.

CASH FLOW                                                                    FIRST SIX MONTHS
(Dollars in millions)                                                      1999            1998

Net cash provided by (used in)
  Operating activities                                                   $   276          $   209
  Investing activities                                                      (531)            (288)
  Financing activities                                                       316               83
                                                                         -------          -------
Net change in cash and cash equivalents                                  $    61          $     4
                                                                         =======          =======
Cash and cash equivalents at end of period                               $    90          $    33
                                                                         =======          =======

Cash provided by operations increased due to the sale of receivables to a third party and reimbursements received from the Department of Army related to Holston Defense Corporation, partially offset by the funding of Company obligations to the Employee Stock Ownership Plan (such obligation having been funded with treasury stock in 1998), and funding of pension plans. Cash used in investing activities increased as a result of acquisition activity in 1999. The change in cash provided by financing activities reflects an increase in commercial paper borrowings to fund acquisitions and treasury stock purchases in 1999.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 1999, the Company estimates that depreciation will be $360 million and that capital expenditures will be equal to or less than depreciation. Capital expenditures through June 30, 1999 were $134 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at June 30, 1999 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments approximate $2 billion over 15 years.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The rate for such fee was 0.085% as of June 30, 1999. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company's commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long term. As of June 30, 1999, the Company's commercial paper outstanding balance was $560 million at an effective interest rate of 5.17%. At June 30, 1998, the Company's commercial paper outstanding balance was $352 million at an effective interest rate of 5.73%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

During 1998, the Company issued $23 million of tax-exempt bonds at variable interest rates, the proceeds of which are to be used for the construction of certain solid waste disposal facilities in Kingsport, Tennessee. The proceeds from this issuance are held in trust and become available to the Company as expenditures are made for construction of the designated solid waste disposal facilities. Approximately $5 million of qualifying expenditures related to these projects had been made as of June 30, 1999.

On April 13, 1999, the Company entered into an agreement that will allow the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. As of the date of this filing, receivables totaling $75 million had been sold to the third party. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net, in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

On June 9, 1999, the Company completed its acquisition of Lawter International, Inc. The Company purchased all outstanding shares of Lawter International, Inc. common stock for $12.25 per share. The purchase price included cash consideration of $364 million (net of $41 million cash acquired) and the assumption of $145 million of Lawter's debt. The transaction was financed with available cash and commercial paper borrowings.

The Company is currently authorized to repurchase up to $400 million of its common stock. During first quarter 1999, a total of 1,094,800 shares of common stock at a cost of approximately $50 million were repurchased. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. During the second half of 1999, additional share repurchases will be weighed against alternative uses for available cash.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS

                                                              SECOND QUARTER         FIRST SIX MONTHS
                                                             1999       1998          1999       1998

Cash dividends declared per share                          $   .44     $   .44       $   .88    $   .88

RETIREMENT PLAN AMENDMENT

In June 1999, the Company announced amendments to its defined benefit pension plan, the Eastman Retirement Assistance Plan, and its postretirement welfare plans effective January 1, 2000. The amended defined benefit pension plan will use a new pension equity formula based on age and years of service to calculate an employee's retirement benefit under the revised plan provisions. The Company's 1999 pension and postretirement welfare expenses were remeasured as of June 1, 1999 based on amended plan provisions using the assumptions set forth in the Company's 1998 consolidated financial statements, except for the changes noted in Note 8 to Consolidated Financial Statements.

The plan amendments and changes in plan assumptions will result in a decrease in 1999 pension and postretirement benefits expense of approximately $37 million. Approximately $24 million relates to plan amendments and $13 million relates to changes in plan assumptions.

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

By the end of June 1999, the Company had completed assessment, testing, and most of the remediation or workaround solutions on critical control systems and embedded chip devices as scheduled. However, because of the need to synchronize year 2000-ready solutions with scheduled plant shutdowns, some upgrade work will occur during the second half of 1999. Specific schedules for implementation of the upgrades have been established to provide adequate time for successful completion prior to January 1, 2000. A minimal number of devices were determined to be non-compliant, with most requiring software upgrades at minimal cost. Additionally, some lower priority embedded chip devices may not be tested or remediated but will be managed by contingency plans. Although some risk is inherent with this plan, the Company believes the risk is controllable with contingency plans being developed and that this plan does not pose significant problems for the Company's various manufacturing control systems.

As a result of assessments, modifications, upgrades, or replacements planned, ongoing or already completed, the Company believes the year 2000 issue as it relates to the Company's own date-dependent systems will not pose significant problems for the Company's business, processes and operations. The Company considers itself to be effectively year 2000 ready. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for year 2000 compatibility requirements have not and will not have a material impact on the Company's financial position or results of operations. Overall costs attributable to the Company's year 2000 efforts, incurred over a period of several years, are expected to be less than $20 million.

The Company has identified and is communicating with key suppliers and other service providers to determine if entities with which the Company transacts business have an effective plan in place to address the year 2000 issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own year 2000 issue. The Company has received year 2000 disclosure statements from 96% of companies surveyed which includes raw materials suppliers, indirect suppliers and other key service providers. In addition, the Company has identified key customers with whom it is exchanging more detailed information. While all customers have not been surveyed directly, the Company has exchanged information with certain customers as they contact Eastman about its year 2000 compliance. The Company is proceeding with a more detailed assessment of selected critical suppliers, service providers and key customers to further assess the Company's risk. The Company expects to complete these assessments by September 1, 1999. Assessment of suppliers, service providers and customers is dependent upon the accuracy and validity of their year 2000 disclosure statements.

A business contingency planning team composed of key business managers has been assigned to develop company-wide contingency plans. This team is actively assessing the internal and external risks posed by the year 2000 issue such as energy, telecommunications, financial, transportation and material supply disruptions. Existing business continuity plans adjusted for unique year 2000 issues provide the basis for contingency planning. Major elements of the plan were completed by June 1999 with refinement and execution continuing up to and through the year 2000 rollover.

The Company has identified and is communicating with recently-acquired subsidiaries (ABCO Industries, Incorporated, Jager, and Lawter International, Inc.) as well as joint venture partners and other companies with which the Company shares services or infrastructure to determine if these entities with which the Company has financial interests have an effective plan in place to address the year 2000 issue, and to assess the extent of the Company's vulnerability to the failure of these parties. These entities have their own independent year 2000 readiness programs with several programs still underway. Current assessments indicate that satisfactory progress has been made to resolve year 2000 issues and that these arrangements do not pose significant risk to the Company.

Based on current plans and efforts to date, the Company does not anticipate that the year 2000 issue will have a material effect on results of operations or financial condition. However, a number of customers have indicated a potential change in their buying patterns such that they may increase inventories during the fourth quarter 1999, which could impact purchases during the first quarter 2000. If this were to occur, it could have a material impact upon operating results for each of these quarters. The Company will continue to assess and work with customers to determine the likelihood of these changes occurring and their impact on the Company. The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or remediating all year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, then the Company's results of operations or financial condition could be materially impacted.

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

The Contract provided for reimbursement of allowable costs incurred by Holston. The Company has recognized liabilities associated with Holston's curtailment of pension, other postretirement benefits and other termination costs in accordance with generally accepted accounting principles and expects the DOA to reimburse substantially all such costs and payments. A portion of such costs have been funded by the Company and subsequently reimbursed by the DOA. The Company will likely be required to advance additional funds to pay pension benefit liabilities, as well as other postretirement and termination costs, if there are further delays in payment or reimbursement by the DOA.

The recording of previously unrecognized liabilities for pension and other termination costs had no effect on earnings because the Company also recorded a receivable from the DOA for reimbursement of such amounts. Reimbursement of certain previously recognized pension and postretirement benefit costs will be credited to earnings at the time of receipt of reimbursement from the DOA. The Company expects no significant impact on financial position or results of operations related to expiration of the Contract. See Note 6 to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The effective date of SFAS No. 133 has been delayed for one year and is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is evaluating the effect of this standard on its financial statements and will comply with requirements of the new standard which now become effective for the Company's 2001 financial reporting cycle.

OUTLOOK

The Company remains cautiously optimistic that results for the second half of 1999 will improve in comparison to the first half of 1999. Capacity additions which were brought on line in 1998 and early 1999 and the recent acquisition of Lawter International, Inc. are contributing to significant volume gains across the Company. Prices have recently increased for many key products and have stabilized for others. It is expected that the Company will continue to experience increased demand for its products throughout the next few months and increased available capacity levels over 1998.

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

The forward-looking statements in this Management's Discussion and Analysis are based upon the following assumptions and those mentioned in the context of the specific statements: realization of recently announced price increases; continued good demand overall for the Company's products; continued demand growth worldwide for EASTAPAK polymers and coatings, inks, and resins products; capacity additions within the ethylene industry worldwide; availability of key purchased raw materials with no additional significant increases in costs; continued market reception of new polyethylene products and continued shift of polyethylene product mix to less commodity products; availability of recent manufacturing capacity increases for container plastics, SPECTAR, coatings, inks, and oxo products; realization of expected cost savings and revenue synergies related to the acquisition of Lawter International, Inc.; no significant disruptions in the Company's business and operations as a result of the year 2000 issue; and labor and material productivity gains sufficient to meet targeted cost structure reductions.


- ----------------------------
EASTAPAK and SPECTAR are trademarks of Eastman Chemical Company.

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

          SORBATES LITIGATION

          As previously reported, on September 30, 1998, Eastman entered into a voluntary plea agreement with the U. S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, Eastman entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in third quarter 1998 and is paying the fine in installments over a period of five years.

          In addition, the Company, along with other companies, has been named as a defendant in fourteen antitrust lawsuits brought subsequent to the Company's plea agreement as putative class actions on behalf of certain purchasers of sorbates. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Five of the suits were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; five of the proceedings were filed in the United States District Court for the Northern District of California, four (which have subsequently been consolidated into one action) under federal antitrust laws on behalf of classes of direct purchasers of sorbates and one under California's antitrust and consumer protection laws on behalf of a class of all indirect purchasers of sorbates; two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and will likely be transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; and one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states. The plaintiffs in most cases seek treble damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, and none of the proposed classes has been certified.

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

          ENVIRONMENTAL MATTER

          As previously reported, in May 1997, the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. The Company had voluntarily disclosed this matter to TDEC in December 1996. Over the course of the last two years, the Company has provided extensive information relating to this matter to TDEC, the U.S. Environmental Protection Agency ("EPA"), and the U.S. Department of Justice. EPA has recently indicated that it is contemplating an enforcement proceeding, the terms of which are currently the subject of discussions between the Company and EPA. Monetary sanctions are expected to exceed the $100,000 threshold of Regulation S-K, Item 103, Instruction 5.C. under the Securities Exchange Act of 1934 for reporting such contemplated proceedings in this Report.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company's 1999 Annual Meeting of Shareowners was held on
          May 6, 1999. Four items of business were acted upon at the meeting:
          (i) election of four directors to serve in the class for which the term in office expires at the Annual Meeting of Shareowners in 2002 and until their successors are duly elected and qualified; (ii) approval of the 1999 Director Long-Term Compensation Plan; (iii) ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company until the Annual Meeting of Shareowners in 2000; and (iv) shareowner proposal to discontinue use of "bonuses" and "options, rights, SARs, etc." as management compensation.

          The results of the voting for the election of directors were as follows:

          ----------------------------------------------------------------------------------------------
                                                                 VOTES                         BROKER
          NOMINEE                           VOTES FOR          WITHHELD        ABSTENTIONS    NON-VOTES
          ----------------------------------------------------------------------------------------------
          Calvin A. Campbell, Jr.           63,869,586          541,533             0             0
          Earnest W. Deavenport, Jr.        63,822,216          588,903             0             0
          John W. Donehower                 63,859,855          551,264             0             0
          Lee Liu                           63,855,985          555,134             0             0

          Accordingly, the four nominees received a plurality of the votes cast in the election of directors at the meeting and were elected.

          The results of the voting on the approval of the 1999 Director Long-Term Compensation Plan were as follows:

          -----------------------------------------------------------------------------------------
                VOTES FOR          VOTES AGAINST             ABSTENTIONS           BROKER NON-VOTES
          -----------------------------------------------------------------------------------------
               56,422,939            7,552,660                 435,520                    0

          Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the votes cast on the proposal at the meeting, and the 1999 Director Long-Term Compensation Plan was approved.


          The results of the voting on the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants were as follows:

          -----------------------------------------------------------------------------------------
                VOTES FOR           VOTES AGAINST            ABSTENTIONS           BROKER NON-VOTES
          -----------------------------------------------------------------------------------------
               63,946,510              296,504                 168,105                     0

          Accordingly, the number of affirmative votes cast on the proposal constituted a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.


          The results of the voting on the shareowner proposal to discontinue use of "bonuses" and "options, rights, SARs, etc." as management compensation were as follows:

          ---------------------------------------------------------------------------------------
                VOTES FOR           VOTES AGAINST            ABSTENTIONS         BROKER NON-VOTES
          ---------------------------------------------------------------------------------------
                3,061,688            50,613,548                746,400               9,989,483

          Accordingly, the number of affirmative votes cast on the proposal did not constitute a majority of the votes cast on the proposal at the meeting, and the shareowner proposal was not approved.


ITEM 5.  OTHER INFORMATION

          Effective September 1, 1999, the Company's management structure will be reorganized into two major business groups--polymers and chemicals--and their major supporting processes. The two groups will be managed by Brian Ferguson, president, polymers group, and Allan Rothwell, president, chemicals group. These two groups and their supporting processes will report to the newly established Office of the CEO, led by Earnest Deavenport, Jr.

          Replacing Mr. Rothwell as senior vice president and chief financial officer, effective August 15, 1999, will be James P. Rogers. Mr. Rogers is currently the executive vice president and chief financial officer of GAF Materials Corp. and has concurrently served as the executive vice president of finance for International Specialty Products.

          The Company is evaluating the impact of this reorganization on its current segment reporting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 25.

          (b) Reports on Form 8-K

              The Company filed two reports on Form 8-K, dated
              April 27, 1999 and June 1, 1999 during the quarter ended June 30, 1999. Both reports were filed pursuant to Item 5 of Form 8-K and related to the Company's acquisition of Lawter International, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Eastman Chemical Company



Date:  July 30, 1999                    By: /s/ Allan R. Rothwell
                                            ---------------------
                                            Allan R. Rothwell
                                            Senior Vice President and
                                            Chief Financial Officer

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

  4.10            Credit Agreement, dated as of December 19, 1995 (the
                  "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and The Chase Manhattan Bank, as Agent (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1995)

*10.01 1999 Director Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical
                  Company's definitive 1999 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

*10.02            1997 Omnibus Long-Term Compensation Plan, as amended                                27-42

*10.03            Eastman 1999-2001 Long Term Performance Subplan of 1997
                  Omnibus Long-Term Compensation Plan                                                 43-52

 12.01            Statement re: Computation of Ratios of Earnings to Fixed
                  Charges                                                                                53


 27.01 Financial Data Schedule for Second Quarter 1999 (for SEC use only)

 99.01            Supplemental Business Segment Information                                              54




- -------------------------------------------------------------------------------

*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.