Form 10-Q
period 1999-09-30
EASTMAN CHEMICAL CO
filed 1999-11-05
CIK 915389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Registrant’s telephone number, including area code: (423) 229-2000

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]       No  [   ]

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	September 30, 1999

Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	78,227,002

PAGE 1 OF 36 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 21

Item		Page

PART I. FINANCIAL INFORMATION

1.	Financial Statements	1-8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-17

PART II. OTHER INFORMATION

1.	Legal Proceedings	18-19

2.	Changes in Securities	19

6.	Exhibits and Reports on Form 8-K	19

SIGNATURES

	Signatures	20

i

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS,

COMPREHENSIVE INCOME, AND RETAINED EARNINGS
(Dollars in millions, except per share amounts)

	Third Quarter		First Nine Months

	1999	1998	1999	1998

Earnings:

Sales	$1,190	$1,131	$3,335	$3,444

Cost of sales	976	870	2,701	2,632

Gross profit	214	261	634	812

Selling and general administrative expenses	93	75	252	235

Research and development costs	46	45	140	139

Operating earnings	75	141	242	438

Interest expense, net	35	28	89	70

Other (income) charges, net	(9)	(10)	4	(18)

Earnings before income taxes	49	123	149	386

Provision for income taxes	16	43	49	135

Net earnings	$33	$80	$100	$251

Earnings per share:

Basic	$.42	$1.01	$1.28	$3.18

Diluted	$.42	$1.00	$1.27	$3.15

Comprehensive Income:

Net earnings	$33	$80	$100	$251

Other comprehensive income (loss)	19	32	(23)	29

Comprehensive income	$52	$112	$77	$280

Retained Earnings:

Retained earnings at beginning of period	$2,186	$2,179	$2,188	$2,078

Net earnings	33	80	100	251

Cash dividends declared	(35)	(35)	(104)	(105)

Retained earnings at end of period	$2,184	$2,224	$2,184	$2,224

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions)

	September 30,	December 31,
	1999	1998

ASSETS

Current assets:

Cash and cash equivalents	$75	$29

Receivables	640	759

Inventories	530	493

Other current assets	146	117

Total current assets	1,391	1,398

Properties:

Properties and equipment at cost	8,810	8,594

Less: Accumulated depreciation	4,802	4,560

Net properties	4,008	4,034

Goodwill and other intangibles	387	19

Other noncurrent assets	424	399

Total assets	$6,210	$5,850

LIABILITIES AND SHAREOWNERS’ EQUITY

Current liabilities:

Payables and other current liabilities	$940	$959

Total current liabilities	940	959

Long-term borrowings	2,090	1,649

Deferred income tax credits	437	415

Postemployment obligations	724	712

Other long-term liabilities	161	181

Total liabilities	4,352	3,916

Shareowners’ equity:
Common stock ($0.01 par — 350,000,000 shares authorized; shares

issued — 84,490,368 and 84,432,114)	1	1

Paid-in capital	95	94

Retained earnings	2,184	2,188

Other comprehensive loss	(41)	(18)

	2,239	2,265

Less: Treasury stock at cost (6,421,790 and 5,326,990 shares)	381	331

Total shareowners’ equity	1,858	1,934

Total liabilities and shareowners’ equity	$6,210	$5,850

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	First Nine
	Months

	1999	1998

Cash flows from operating activities:

Net earnings	$100	$251

Adjustments to reconcile net earnings to net cash provided by operating activities, net of effect of acquisitions:

Depreciation and amortization	282	258

Provision (benefit) for deferred income taxes	(20)	16

(Increase) decrease in receivables	167	(45)

(Increase) decrease in inventories	13	(55)

Increase (decrease) in incentive pay and employee benefit liabilities	(134)	18
Increase (decrease) in liabilities excluding borrowings, incentive pay,

and employee benefit liabilities	56	(4)

Other items, net	13	20

Total adjustments	377	208

Net cash provided by operating activities	477	459

Cash flows from investing activities:

Additions to properties and equipment	(190)	(368)

Acquisitions, net of cash acquired	(381)	(32)

Proceeds from sales of assets	8	1

Capital advances to suppliers	(21)	(21)

Other items, net	(1)	—

Net cash used in investing activities	(585)	(420)

Cash flows from financing activities:

Net increase in commercial paper borrowings	317	84

Proceeds from long-term borrowings	—	23

Repayment of borrowings	(10)	—

Dividends paid to shareowners	(104)	(105)

Treasury stock purchases	(51)	—

Other items	2	16

Net cash provided by financing activities	154	18

Net change in cash and cash equivalents	46	57

Cash and cash equivalents at beginning of period	29	29

Cash and cash equivalents at end of period	$75	$86

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

      The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company’s 1998 Annual Report on Form 10-K, except for software costs capitalized as noted below, and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

      Effective January 1, 1999, the Company implemented requirements of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized. The Company is amortizing such costs over a three year period. Prior to implementation of the SOP, the Company had expensed such costs as incurred.

      The Company has reclassified certain 1998 amounts to conform to the 1999 presentation.

2.  Securitization of Accounts Receivable

      On April 13, 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables totaling $150 million have been sold to the third party. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net, in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

3.  Inventories

	September 30,	December 31,
	1999	1998

(Dollars in millions)

At FIFO or average cost (approximates current cost):

Finished goods	$426	$409

Work in process	141	138

Raw materials and supplies	220	203

Total inventories	787	750

Reduction to LIFO value	(257)	(257)

Total inventories at LIFO value	$530	$493

Inventories valued on the LIFO method are approximately 70% of total inventories in each of the periods.

4.  Acquisition of Lawter International, Inc.

      On June 9, 1999, the Company completed its acquisition of Lawter International, Inc. (“Lawter”) for cash consideration of approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million of Lawter’s debt. Lawter develops, produces and markets specialty products for the inks and coatings market.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The acquisition of Lawter has been accounted for by the purchase method of accounting and, accordingly, the results of operation of Lawter for the period from June 9, 1999, are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their preliminary fair values. Purchased in-process research and development is currently being appraised and management expects it will be valued at $20-30 million. This charge will be recognized in fourth quarter 1999. Goodwill and other intangible assets are approximately $370 million, representing the excess of cost over the estimated fair value of net tangible assets acquired and estimated purchased in-process research and development. Goodwill will be amortized on a straight-line basis over 40 years.

5.  Segment Information

	Third Quarter		First Nine Months

	1999	1998	1999	1998

(Dollars in millions)

Sales:

Specialty and Performance	$748	$700	$2,073	$2,094

Core Plastics	277	270	773	828

Chemical Intermediates	165	161	489	522

Consolidated Eastman total	$1,190	$1,131	$3,335	$3,444

Operating Earnings (Loss):

Specialty and Performance	$84	$122	$262	$342

Core Plastics	(16)	(8)	(69)	(6)

Chemical Intermediates	7	27	49	102

Consolidated Eastman total	$75	$141	$242	$438

	September 30,	December 31,
	1999	1998

(Dollars in millions)

Assets:

Specialty and Performance	$3,866	$3,395

Core Plastics	1,748	1,822

Chemical Intermediates	596	633

Consolidated Eastman total	$6,210	$5,850

6.  Holston Defense Corporation

      Holston Defense Corporation (“Holston”), a wholly owned subsidiary of the Company, managed, as its primary business, the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the “Facility”) under a series of contracts with the Department of Army (the “DOA”) from 1949 until expiration of the Contract (the “Contract”) on December 31, 1998. The DOA awarded a contract to manage the Facility to a third party commencing January 1, 1999.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Contract provided for payment of a management fee to Holston and reimbursement by the DOA of allowable costs incurred for the operation of the Facility. Holston’s operating results were historically insignificant to the Company’s consolidated sales and earnings.

      Pension and other postretirement benefits were provided to Holston’s employees under the terms of Holston’s employee benefit plans. In prior reporting periods, the Company has recognized, in accordance with generally accepted accounting principles, a charge to earnings of approximately $75 million for pension and other postretirement benefit obligations related to Holston’s management of the Facility under the Contract. The Company expects the DOA will reimburse previously expensed pension and postretirement benefit costs. Such reimbursement will be credited to earnings at the time of receipt. The reimbursement may or may not occur in a single payment. (See Note 11 to Consolidated Financial Statements.) In addition to the above, the Company previously recognized a receivable of $48 million from the DOA for pension obligations and termination costs related to expiration of the Contract. Approximately $39 million of this receivable had been collected at September 30, 1999.

      Holston terminated its pension plan in a standard termination as of January 1, 1999. In order to terminate the pension plan in a standard termination, the assets of the plan had to be sufficient to provide all benefit liabilities with respect to each participant. Due to delays in funding by the DOA, the Company had advanced $55 million for pension funding through September 30, 1999. The DOA had reimbursed $35 million of this advance, previously recognized as a receivable, through September 30, 1999. Additionally, through September 30, 1999, the Company had advanced $10 million for other termination costs, of which the DOA has reimbursed $4 million. The Company will likely be required to advance additional funds to pay termination costs if there are further delays in payment or reimbursement by the DOA.

      As previously reported, the Company is negotiating with the DOA the settlement of certain postretirement benefit obligations. The Company’s potential obligation for these postretirement benefits, if any, in excess of the negotiated amount will be recognized as a liability at such time that it is probable and reasonably estimable that projected benefit obligations exceed assets provided by the DOA. The Company expects that the DOA will reimburse the Company for all costs associated with operation of the Facility and expiration of the Contract.

      Although the DOA’s position with respect to similar contracts is that it has no legal liability for unfunded postretirement benefit costs, other than pension obligations, and the DOA may disagree with the specific amount of other postretirement obligations, it is the opinion of the Company, based on the Contract terms, applicable law, and legal and equitable precedents, that substantially all of the other postretirement benefit costs will be paid by the DOA or recovered from the government in related proceedings, and that the amounts, if any, not paid or recovered, or the advancement of funds by the Company pending such reimbursement or recovery, should not have a material adverse effect on the consolidated financial position or results of operations of the Company.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Payables and Other Current Liabilities

	September 30,	December 31,
	1999	1998

(Dollars in millions)

Trade creditors	$366	$316

Accrued payrolls, vacation, and variable-incentive compensation	126	174

Accrued pension liabilities	94	182

Accrued taxes	153	58

Other	201	229

Total	$940	$959

8.  Dividends

			First Nine
	Third Quarter		Months

	1999	1998	1999	1998

Cash dividends declared per share	$.44	$.44	$1.32	$1.32

9.  Earnings per Share

			First Nine
	Third Quarter		Months

	1999	1998	1999	1998

Shares used for earnings per share calculation (in millions):

Basic	78.0	79.1	78.2	78.8

Diluted	78.4	79.5	78.6	79.5

      Certain shares underlying options outstanding during the third quarters of 1999 and 1998 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Excluded from third quarter 1999 and 1998 calculations were shares underlying options to purchase 2,139,498 shares of common stock at a range of prices from $49.6875 to $74.2500 and 1,462,714 shares of common stock at a range of prices from $56.8750 to $74.2500, respectively. Excluded from the year to date 1999 and 1998 calculations were shares underlying options to purchase 2,129,504 common shares at a range of prices from $50.625 to $74.2500 and 990,386 common shares at a range of prices from $56.8750 to $74.2500, respectively.

      Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the conditions to exercise had not been met as to any of the shares as of September 30, 1999.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Supplemental Cash Flow Information

Details of Acquisitions

1999

(Dollars in millions)

Fair value of assets acquired	$572

Liabilities assumed	191

Net cash paid for acquisitions	$381

Cash acquired in acquisitions	41

Cash paid for acquisitions	$422

      In March 1998, the Company issued 536,188 treasury shares to its Employee Stock Ownership Plan as partial settlement of the Company’s Eastman Performance Plan payout. The shares issued had a market value of $35 million and a carrying value of $33 million. This noncash transaction is not reflected in the Consolidated Statement of Cash Flows.

11.  Subsequent Events

Cost Reduction Plan

      On October 18, 1999 the Company announced a plan to improve financial performance by taking immediate action to reduce costs by approximately $200 million. The Company expects to achieve about $100 million cost savings by reducing employment by approximately 1,200 people through voluntary and involuntary separations. The Company estimates that the cost to the Company for the voluntary and involuntary employee reductions will be between $100 million and $150 million. The actual costs associated with the labor reduction programs will be recognized as a charge against earnings for the fourth quarter 1999.

Reimbursement of Holston Defense Corporation Pension Costs

      During fourth quarter 1999 the Department of Army reimbursed approximately $20 million of previously expensed pension costs related to Holston Defense Corporation. As previously reported, the reimbursement will be credited to earnings and will be recognized in fourth quarter 1999.

Item  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements and Management’s Discussion and Analysis contained in the 1998 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

Results of Operations

Earnings

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions, except per share amounts)

Operating earnings	$75	$141	(47)%	$242	$438	(45)%

Net earnings	33	80	(59)	100	251	(60)
Earnings per share

Basic	.42	1.01	(58)	1.28	3.18	(60)

Diluted	.42	1.00	(58)	1.27	3.15	(60)

      Significantly lower earnings for the third quarter and nine months reflect continuing worldwide pressure on selling prices and a sharp increase in propane costs in the third quarter. Increased sales volumes for the third quarter and nine months, partially due to recent business acquisitions, did not offset the impact of lower selling prices.

      Improvement in the supply and demand balance for polyethylene terephthalate (“PET”) resulted in higher volume for EASTAPAK polymers for the third quarter and nine months, but selling prices remained significantly below the previous year. Significant volume increases were also achieved for the third quarter and nine months for coatings, inks and resins mainly due to business acquisitions. Although sales volume for filter products was lower than third quarter and nine months last year, selling prices were relatively stable.

      Although propane costs were sharply higher in the third quarter, raw materials costs overall for nine months were lower than the previous year. Net earnings for the quarter and nine months were positively impacted by lower preproduction costs related to the startup of new manufacturing sites in 1998 and early 1999, a gain recognized in the third quarter 1999 on the sale of assets, and cost structure improvements resulting from the Company’s Advantage Cost 2000 initiative. Lower pension expense resulting from amendment of the retirement plan at midyear also positively impacted earnings. Third quarter 1998 results include recognition of a fine for violation of the Sherman Act.

Summary By Operating Segment

Specialty and Performance Segment

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Sales	$748	$700	7%	$2,073	$2,094	(1)%

Operating earnings	84	122	(31)	262	342	(23)

      Sales volumes overall were significantly higher for the third quarter, more than offsetting the effect of lower selling prices and a shift in the mix of products sold. For the quarter and nine months, sales volumes for coatings, inks and resins increased primarily due to recent acquisitions. Revenues for fine chemicals for third quarter and nine months were lower due to declines in photographic related sales partially offset by increased revenues for pharmaceutical and agricultural chemicals. Specialty plastics revenues for the third quarter reflected higher sales volumes, but for nine months revenues remained below last year as a result of lower selling prices. Filter products sales volumes decreased for the third quarter and nine months reflecting continued declining end-use markets, although selling prices were relatively stable. Performance chemicals revenues reflected little change for the third quarter and nine months as the effect of higher sales volumes were offset by lower selling prices and a shift in the mix of products sold.

      The decline in operating earnings for the quarter and nine months was primarily due to weakness in fibers and fine chemicals with overall operating earnings negatively impacted by a decline in selling prices and higher propane costs. Nine months results were favorably affected by lower raw materials costs and lower preproduction costs.

Core Plastics Segment

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Sales	$277	$270	3%	$773	$828	(7)%

Operating earnings	(16)	(8)	(100)	(69)	(6)	>(100)

      Strong sales volume for EASTAPAK polymers for the third quarter and nine months reflected improvement in demand for PET, although for nine months the effect of higher sales volume was offset by lower selling prices.

      Operating earnings for the third quarter declined primarily as a result of lower selling prices and higher propane costs. Nine months results were unfavorably impacted by lower selling prices, offset somewhat by lower raw materials costs and lower preproduction costs.

Chemical Intermediates Segment

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Sales	$165	$161	2%	$489	$522	(6)%

Operating earnings	7	27	(74)	49	102	(52)

      Revenues for the third quarter were relatively flat as the effect of higher sales volumes for industrial intermediates products was largely offset by generally lower selling prices. Revenues declined for nine months as lower selling prices more than offset the effect of higher sales volume.

      The decline in operating earnings for the third quarter is primarily due to lower selling prices and higher propane costs. Nine months results were unfavorably impacted by lower selling prices, offset somewhat by lower raw materials costs.

      (For supplemental analysis of Specialty and Performance, Core Plastics, and Chemical Intermediates segment results, see Exhibit 99.01 to this Form 10-Q.)

Summary by Customer Location

Sales by Region

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

United States and Canada	$733	$736	—%	$2,104	$2,268	(7)%

Asia Pacific	125	106	18	348	310	12

Europe, Middle East, and Africa	225	188	20	611	590	4

Latin America	107	101	6	272	276	(1)

      Sales in the United States for the third quarter 1999 were $678 million, down 3% from the third quarter 1998 sales of $696 million. This decline resulted from overall lower sales volume, partially offset by volume additions from recent acquisitions. Lower selling prices in North America also contributed to lower revenues for the third quarter. For nine months, sales revenues in the United States declined 9% to $1.95 billion in 1999 compared to $2.14 billion in 1998. The decline for nine months was mainly due to lower selling prices, particularly for EASTAPAK polymers and industrial intermediates products.

      Sales outside the United States for the third quarter 1999 were $512 million, up 18% from 1998 third quarter sales of $435 million. Sales outside the United States were 43% of total sales in the third quarter 1999 compared with 38% for third quarter 1998. For nine months, sales outside the United States were $1.381 billion, an increase of 6% from 1998 sales of $1.308 billion. For the third quarter and nine months, revenues outside the United States reflected improved sales volume for EASTAPAK polymers, although selling prices were lower. Recent business acquisitions contributed to volume improvements in Asia Pacific and Europe, Middle East and Africa. Higher revenues for Asia Pacific were also attributable to improved sales volume for industrial intermediates products.

Summary of Consolidated Results

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Sales	$1,190	$1,131	5%	$3,335	$3,444	(3)%

      Moderately higher revenues for the third quarter reflected higher sales volumes partially offset by a decline in selling prices. For nine months, a significant increase in sales volumes was more than offset by lower selling prices and a shift in product mix.

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Gross profit	$214	$261	(18)%	$634	$812	(22)%

As a percentage of sales	18.0%	23.1%		19.0%	23.6%

      Although sales volumes were higher for the third quarter and nine months, gross profit declined primarily as a result of lower selling prices and higher propane costs. Gross profit for the third quarter was also negatively impacted by a shift in the mix of products sold. The impact of declining sales prices for nine months was partially offset by lower preproduction costs resulting from the 1998 and early 1999 start-up of several new manufacturing sites, lower raw materials costs, and cost structure improvements resulting from the Company’s Advantaged Cost 2000 initiative.

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Selling and general administrative expenses	$93	$75	24%	$252	$235	7%

As a percentage of sales	7.8%	6.6%		7.6%	6.8%

      Selling and general administrative expenses increased for the third quarter and nine months mainly as a result of recent business acquisitions and timing of expenditures.

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Research and development costs	$46	$45	2%	$140	$139	1%

As a percentage of sales	3.9%	4.0%		4.2%	4.0%

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Interest costs	$37	$32		$100	$97

Less capitalized interest	2	4		11	27

Net interest expense	$35	$28	25%	$89	$70	27%

      Increased interest expense for the third quarter and nine months reflects debt assumed in the Lawter acquisition, increased commercial paper borrowings, and decreased capitalized interest resulting from the 1998 and early 1999 completion of several major capital projects.

	Third Quarter			First Nine Months

	1999	1998	Change	1999	1998	Change

(Dollars in millions)

Other (income) charges, net	$(9)	$(10)	(10)%	$4	$(18)	>(100)%

      Other income and charges include interest income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. The third quarter and nine months 1999 include a gain recognized on the sale of assets.

Liquidity, Capital Resources and Other Financial Data

	1999		1998

Financial Indicators:

For the first nine months:

Ratio of earnings to fixed charges	2.3	x	4.2	x

At the periods ended September 30, 1999 and December 31, 1998:

Current ratio	1.5	x	1.5	x

Percent of long-term borrowings to total capital	53%		46%

Percent of floating-rate borrowings to total borrowings	21%		7%

	First Nine Months

	1999	1998

Cash Flow:

(Dollars in millions)

Net cash provided by (used in):

Operating activities	$477	$459

Investing activities	(585)	(420)

Financing activities	154	18

Net change in cash and cash equivalents	$46	$57

Cash and cash equivalents at end of period	$75	$86

      Cash provided by operations increased due to the sale of receivables to a third party and reimbursements received from the Department of Army related to Holston Defense Corporation, partially offset by the funding of Company obligations to the Employee Stock Ownership Plan (such obligation having been funded with treasury stock in 1998) and funding of pension plans. Cash used in investing activities increased as a result of acquisition activity in 1999, partially offset by a significant decrease in capital expenditures. The change in cash provided by financing activities reflects an increase in commercial paper borrowings to fund acquisitions in 1999.

Capital Expenditures and Other Commitments

      For 1999, the Company estimates that depreciation will be $360 million and that capital expenditures will be less than depreciation. Capital expenditures through September 30, 1999, were $190 million. The Company expects capital expenditures in 2000 to be approximately $250 million to $270 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at September 30, 1999, for materials, supplies, and energy incident to the ordinary conduct of business. These commitments approximate $2 billion over 15 years.

Liquidity

      Eastman has access to an $800 million revolving credit facility (the “Credit Facility”) expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman’s credit rating. The rate for such fee was 0.085% as of September 30, 1999. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

      Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Company’s commercial paper, supported by the Credit Facility, is classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings long term. As of September 30, 1999, the Company’s commercial paper outstanding balance was $440 million at an effective interest rate of 5.69%. At September 30, 1998, the Company’s commercial paper outstanding balance was $296 million at an effective interest rate of 5.72%.

      The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

      During 1998, the Company issued $23 million of tax-exempt bonds at variable interest rates, the proceeds of which are to be used for the construction of certain solid waste disposal facilities in Kingsport, Tennessee. The proceeds from this issuance are held in trust and become available to the Company as expenditures are made for construction of the designated solid waste disposal facilities. Approximately $5 million of qualifying expenditures related to these projects had been made as of September 30, 1999.

      On April 13, 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables totaling $150 million have been sold to the third party. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net, in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

      On June 9, 1999, the Company completed its acquisition of Lawter International, Inc. The Company purchased all outstanding shares of Lawter International, Inc. common stock for $12.25 per share. The purchase price included cash consideration of approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million of Lawter’s debt. The transaction was financed with available cash and commercial paper borrowings.

      The Company is currently authorized to repurchase up to $400 million of its common stock. Under this authorization, a total of 1,094,800 shares of common stock at a cost of approximately $50 million were repurchased during first quarter 1999. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. During the remainder of 1999, additional share repurchases will be weighed against alternative uses for available cash.

      Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

Dividends

	Third Quarter		First Nine Months

	1999	1998	1999	1998

Cash dividends declared per share	$.44	$.44	$1.32	$1.32

Year 2000 Issue

      The year 2000 issue is the result of computer programs written using two digits rather than four to define the applicable year. Without corrective action, programs with date-sensitive software could potentially recognize a date ending in “00” as the year 1900 rather than the year 2000, causing many computer applications to fail or create erroneous results. This is a significant issue for most, if not all, companies, with far reaching implications, some of which cannot be anticipated or predicted with any degree of certainty. Year 2000 problems could affect many of the Company’s processes, including production, distribution, research and development, financial, administrative and communications operations. The Company’s date-dependent systems can be summarized in three categories: computerized business systems; computerized distributed control systems for manufacturing; and other devices using embedded chips.

      Internal identification of all business systems, manufacturing systems and embedded chip devices for year 2000 compliance is complete. An outside consultant has evaluated the Company’s identification, assessment, and testing process related to manufacturing and embedded equipment and concluded that the results of the internal processes are reliable.

      The Company considers its key enterprise business computer systems capable of accurately handling year 2000 dates. Final integrated acceptance testing of the Company’s existing key enterprise business computer systems was completed successfully during 1998. Very few problems were encountered in this area, primarily because of the Company’s aggressive implementation of enterprise software and standardized desktop/ office software earlier this decade. The Company will continue its year 2000 assessment and testing efforts for new or modified business computer systems throughout 1999.

      The Company has essentially completed assessment, testing, and remediation or workaround solutions on critical control systems and embedded chip devices. However, because of the need to synchronize year 2000-ready solutions with scheduled plant shutdowns and delivery of equipment or software, a small amount of upgrade work remains to be completed prior to year-end 1999. Specific schedules for implementation of the upgrades have been established to provide adequate time for successful completion prior to January 1, 2000. A minimal number of devices were determined to be non-compliant, with most requiring software upgrades at minimal cost. Additionally, some lower priority embedded chip devices may not be tested or remediated but will be managed by contingency plans. Although some risk is inherent with this plan, the Company believes the risk is controllable with contingency plans being developed and that this plan does not pose significant problems for the Company’s various manufacturing control systems.

      As a result of assessments, modifications, upgrades, or replacements planned, ongoing or already completed, the Company believes the year 2000 issue as it relates to the Company’s own date-dependent systems will not pose significant problems for the Company’s business, processes and operations. The Company considers itself to be effectively year 2000 ready. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for year 2000 compatibility requirements have not and will not have a material impact on the Company’s financial position or results of operations. Overall costs attributable to the Company’s year 2000 efforts, incurred over a period of several years, are expected to be less than $20 million.

      The Company has communicated with key suppliers and other service providers to determine if entities with which the Company transacts business have an effective plan in place to address the year 2000 issue and to determine the extent of the Company’s vulnerability to the failure of third parties to remediate their own year 2000 issue. In addition, the Company has identified key customers with whom it is exchanging more detailed information. While all customers have not been surveyed directly, the Company has exchanged information with certain customers as they contact Eastman about its year 2000 compliance. The Company has completed more detailed assessments of selected critical suppliers, service providers and key customers to further assess the Company’s risk and has utilized the information gained in the development of year 2000 contingency plans. Assessment of suppliers, service providers and customers is dependent upon the accuracy and validity of their year 2000 disclosure statements.

      A business contingency planning team composed of key business managers has been assigned to develop company-wide contingency plans. This team is actively assessing the internal and external risks posed by the year 2000 issue such as energy, telecommunications, financial, transportation and material supply disruptions. Existing business continuity plans have provided the basis for contingency planning and have been adjusted for unique year 2000 issues. All key plans have been completed and will continue to be refined through the remainder of 1999. A corporate communication center and site emergency response centers will be in place during the January 1, 2000 weekend to respond to any internal or external disruptions that may occur.

      The Company has identified and is communicating with recently-acquired subsidiaries (ABCO Industries, Incorporated, Jager, and Lawter International, Inc.) as well as joint venture partners and other companies with which the Company shares services or infrastructure to determine if these entities with which the Company has financial interests have an effective plan in place to address the year 2000 issue and to assess the extent of the Company’s vulnerability to the failure of these parties. These entities have their own independent year 2000 readiness programs with several programs still underway. Current assessments indicate that satisfactory progress has been made to resolve year 2000 issues and that these arrangements do not pose significant risk to the Company.

      Based on current plans and efforts to date, the Company does not anticipate that the year 2000 issue will have a material effect on results of operations or financial condition. While our sales forecasts have not indicated any significant change in customer buying patterns for the remainder of 1999, unexpected inventory stockpiling by our customers could impact purchases during the first quarter 2000. If this were to occur, it could have a material impact upon operating results for each of these quarters. The Company will continue to assess and work with customers to determine the likelihood of these changes occurring and their impact on the Company. The above expectations are subject to uncertainties. For example, if the Company is unsuccessful in identifying or remediating all year 2000 problems in its critical operations, or if it is affected by the inability of suppliers or major customers to continue operations due to such a problem, then the Company’s results of operations or financial condition could be materially impacted.

Holston Defense Corporation

      Holston Defense Corporation (“Holston”), a wholly owned subsidiary of the Company, managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the “Facility”) under contract with the Department of Army (“DOA”) from 1949 until expiration of the contract (the “Contract”) on December 31, 1998. The DOA awarded a contract to manage the Facility to a third party effective January 1, 1999.

      The Contract provided for reimbursement of allowable costs incurred by Holston. The Company recognized liabilities associated with Holston’s pension, other postretirement benefits and other termination costs in accordance with generally accepted accounting principles. A portion of such costs have been funded by the Company and subsequently reimbursed by the DOA. The Company will likely be required to advance additional funds to pay other postretirement and termination costs, if there are further delays in payment or reimbursement by the DOA.

      The recording of previously unrecognized liabilities for pension and other termination costs had no effect on earnings because the Company also recorded a receivable from the DOA for reimbursement of such amounts. Reimbursement of certain previously recognized pension and postretirement benefit costs will be credited to earnings at the time of receipt of reimbursement from the DOA. The Company expects no significant impact on financial position or results of operations related to expiration of the Contract. (See Notes 6 and 11 to Consolidated Financial Statements.)

Recently Issued Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The effective date of SFAS No. 133 has been delayed for one year and is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is evaluating the effect of this standard on its financial statements and will comply with requirements of the new standard which now become effective for the Company’s 2001 financial reporting cycle.

Outlook

      While optimistic about volume gains which have resulted from recent acquisitions and volume growth outside the United States, competitive market conditions and higher costs for raw materials are expected to continue to pressure earnings for the Company in the near term. The Company continues to examine its portfolio of businesses and alternatives for specific product lines to develop a combination of businesses which management believes would achieve the Company’s strategies for growth and value creation. The Company expects that recently announced cost reductions will improve the Company’s competitive position. (See Note 11 to Consolidated Financial Statements.)

Forward-Looking Statements

      The above-stated expectations and certain statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and capital spending; expected tax rates and depreciation; environmental matters; the year 2000 issue; legal proceedings; accretiveness of acquisitions; global economic conditions; supply and demand, volume, price, costs, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cost reduction targets; and development, production, commercialization, and acceptance of new products and technologies. These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those projected in any such forward-looking statements:

•	The Company has manufacturing and marketing operations throughout the world, with over 40% of the Company’s revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company’s revenues, expenses and results. Changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well the Company’s results of operations.

•	The Company has made and may continue to make acquisitions, divestitures and alliances, as part of its growth strategy. There can be no assurance that these will be completed or that such transactions will be beneficial to the Company’s results of operations.

•	The Company has undertaken and may continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial or that estimated cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company’s earnings could be negatively impacted should such increases be unrealized or not be sufficient to cover increased raw materials costs.

•	The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products.

•	Limitation of the Company’s available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses and results.

•	The Company believes it has taken appropriate measures to ensure that it is year 2000 ready. However, the failure of the Company or third parties with which it conducts business to become year 2000-capable could have a material adverse affect on the Company’s financial condition and results of operations.

•	The Company’s facilities are subject to complex environmental laws and regulations which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company’s accruals for such costs and liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based and depend on a number of factors including the nature of the allegation, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties (“PRPs”) at multi-party sites, and the number and financial viability of other PRPs.

•	The Company’s operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

      The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure represents management’s best judgment as of the date of filing. The Company does not undertake responsibility for updating such information.

EASTAPAK is a trademark of Eastman Chemical Company.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

General

      The Company’s operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including those described in the following paragraphs, will have a material adverse effect on the Company’s overall financial position or results of operations. However, adverse developments could negatively impact earnings in a particular period.

Sorbates Litigation

      As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U. S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in third quarter 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea admitted that the same conduct that was the subject of the September 30, 1998, plea in the United States had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The fine has been paid and will be recognized as a charge against earnings in the fourth quarter 1999.

      In addition, the Company, along with other companies, is currently a defendant in sixteen antitrust lawsuits brought subsequent to the Company’s plea agreement as putative class actions on behalf of certain purchasers of sorbates. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants’ conspiracy. Six of the suits were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; six of the proceedings (which have subsequently been consolidated or found to be related cases) were filed in the United States District Court for the Northern District of California under federal antitrust laws on behalf of classes of direct purchasers of sorbates; two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and will likely be transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; and one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states. The plaintiffs in most cases seek treble damages of unspecified amounts, attorneys’ fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, and none of the proposed classes has been certified.

      The Company intends vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized a charge to earnings in the fourth quarter of 1998 of $8 million for the estimated costs, including legal fees, related to the pending sorbates litigation described above. Because of the early stage of these putative class action lawsuits, however, the ultimate outcome of these matters cannot presently be determined, and they may result in greater or lesser liability than that currently provided for in the Company’s financial statements.

Environmental Matter

      As previously reported, in May 1997, the Company received notice from the Tennessee Department of Environment and Conservation (“TDEC”) alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. The Company had voluntarily disclosed this matter to TDEC in December 1996. Over the course of the last two years, the Company has provided extensive information relating to this matter to TDEC, the U.S. Environmental Protection Agency (“EPA”), and the U.S. Department of Justice. On September 7, 1999, the Company and EPA entered into a Consent Agreement and Consent Order whereby the Company agreed to pay a civil penalty of $2.75 million to EPA for an alleged violation concerning monitoring and recordkeeping. The Company recognized the fine in the second and third quarters of 1999 and is paying the fine in three installments over a period of one year. Various agencies are continuing to review the information submitted by the Company.

Item 2.  Changes in Securities

      (c) On July 1, 1999, the Company granted options to purchase an aggregate of 962 shares of its common stock on or after January 1, 2000 at an exercise price of $52.00 per share. Such options were granted to non-employee directors who elected under the 1996 Non-Employee Director Stock Option Plan to receive options in lieu of all or a portion of their semi-annual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 21.

      (b)  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

By:	/s/ JAMES P. ROGERS

James P. Rogers
Senior Vice President and Chief Financial Officer

Date: November 4, 1999

EXHIBIT INDEX

Sequential
Exhibit		Page
Number	Description	Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company’s Registration Statement on Form S-1, File No. 33-72364, as amended)
3.02	Amended and Restated By-laws of Eastman Chemical Company, as amended October 1, 1994 (incorporated by reference to Exhibit 3.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1994)
4.01	Form of Eastman Chemical Company Common Stock certificate (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1993)
4.02	Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company’s Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)
4.03	Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s current report on Form 8-K dated January 10, 1994 (the “8-K”))
4.04	Form of 6 3/8% Notes due January 15, 2004 (incorporated herein by reference to Exhibit 4(c) to the 8-K)
4.05	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)
4.06	Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s Current Report on Form 8-K dated June 8, 1994 (the “June 8-K”))
4.07	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)
4.08	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”)
4.09	Officer’s Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)
4.10	Credit Agreement, dated as of December 19, 1995 (the “Credit Agreement”) among Eastman Chemical Company, the Lenders named therein, and The Chase Manhattan Bank, as Agent (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1995)
4.11	$150,000,000 Accounts Receivable Securitization agreement dated April 13, 1999, between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.
*10.01	Eastman Executive Deferred Compensation Plan (as amended)	23-32
*10.02	Employee Agreement between Eastman Chemical Company and James P. Rogers	33-34

		Sequential
Exhibit		Page
Number	Description	Number

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	35
27.01	Financial Data Schedule for Third Quarter 1999 (for SEC use only)
99.01	Supplemental Business Segment Information	36

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.