Form 10-K405
period 1999-12-31
EASTMAN CHEMICAL CO
filed 2000-03-06
CIK 915389

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999

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

-------------------------------------------------------------------------------
                PAGE 1 OF 133 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 73

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the closing price on the New York Stock Exchange on January 31, 2000) of the 77,951,004 shares of voting stock held by nonaffiliates as of December 31, 1999 was approximately $3,108,296,285, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be deemed beneficially owned as of December 31, 1999 by directors, executive officers, or the Company's charitable foundation, some of whom might not be held to be affiliates upon judicial determination. At December 31, 1999, 78,248,638 shares of Common Stock of the registrant were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2000 Annual Meeting of Shareowners (the "2000 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-12 of this Annual Report on Form 10-K as indicated herein.

                           FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking" in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and capital spending; expected tax rates and depreciation; environmental matters; the Year 2000 issue; legal proceedings; global economic conditions; supply and demand, volume, price, costs, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cost reduction targets; and development, production, commercialization, and acceptance of new products and technologies.

These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included in
Part II--Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations".

                               TABLE OF CONTENTS


-----------------------------------------------------------------------------------------------------------
ITEM                                                                                        PAGE
-----------------------------------------------------------------------------------------------------------

                                          PART I
 1.  Business                                                                                4-14
     Executive Officers of the Company                                                      15-16

 2.  Properties                                                                             16-18

 3.  Legal Proceedings                                                                      18-19

 4.  Submission of Matters to a Vote of Security Holders                                       19

                                         PART II

 5.  Market for the Registrant's Common Stock and Related Shareowner Matters                   20


 6.  Selected Financial Data                                                                   21

 7.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                          22-34

 7A. Quantitative and Qualitative Disclosures About Market Risk                                35

 8.  Financial Statements and Supplementary Data                                            36-68

 9.  Changes in and Disagreements With Accountants on Accounting and
     Financial Disclosure                                                                      69

                                         PART III

 10. Directors and Executive Officers of the Registrant                                        69

 11. Executive Compensation                                                                    69

 12. Security Ownership of Certain Beneficial Owners and Management                            69

 13. Certain Relationships and Related Transactions                                            69

                                         PART IV

 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          70



                                         SIGNATURES

     Signatures                                                                             71-72

                                     PART I

ITEM 1.    BUSINESS

GENERAL

Eastman Chemical Company ("Eastman" or the "Company") is a global chemical company with a broad portfolio of chemical, plastic, and fiber products. The Company manufactures and sells chemicals and specialty polymers supplied to the inks, coatings, adhesives, sealants, and textile industries; fine chemicals; performance chemicals and intermediates; specialty plastics; polyester plastics such as polyethylene terephthalate ("PET") sold under the trademark EASTAPAK polymers; and fibers. The Company believes it has a competitive advantage in several product areas due to its high level of manufacturing integration, the use of state of the art process technologies, and its operating efficiencies due to its large-scale plants. In 1999, the Company had sales of $4.59 billion, operating earnings of $202 million, net earnings of $48 million, and diluted earnings per share of $0.61.

The Company began business in 1920 for the purpose of producing photographic chemicals. Today, the Company is a major chemical producer and leader in the application of several manufacturing technologies, and in 1999 became an industry leader in the area of e-commerce by being the first chemical company to offer e-commerce capability to its customers in the United States and Canada. The Company pioneered the application of coal gasification technology for the production of chemicals (also referred to as "chemicals from coal technology") and currently operates one of the largest coal gasification facilities in the United States. The Company is also a leader in the manufacture of oxo chemicals that are used in the production of numerous coatings and resin intermediates, the manufacture of fine chemicals used in photographic and other custom chemicals, and the application of advanced environmental waste management practices for chemical manufacturing operations. The Company is a world leader in production and recycling of a wide variety of polyester plastics, including PET and other flexible packaging materials.

Recently, the Company reorganized its management structure into two major business groups--chemicals and polymers--to enhance customer focus, accountability and efficiency. The businesses, products, management, operations, and reporting of financial and other matters of the Company are transitioning to support the new organization. Effective with the first quarter 2000, two operating segments--the Chemicals segment and the Polymers segment--will be reported, reflecting the restructured management and internal financial reporting of the Company. At that time, prior periods will be restated to conform to the new segment structure. The Chemicals segment will include fine chemicals; performance chemicals and intermediates; and chemicals and specialty polymers supplied to the inks, coatings, adhesives, sealants, and textile industries. The Polymers segment will include container plastics, specialty plastics and fiber products. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates--as discussed below.

The Specialty and Performance segment includes plastic, chemical, and fiber products that are primarily sold to customers that base their buying decisions principally on a product's performance attributes. The Core Plastics segment includes the Company's major plastic product, EASTAPAK polymers for packaging applications, as well as TENITE polyethylene for general purpose films. Core Plastics products are produced in integrated manufacturing facilities and compete based on price. The Chemical Intermediates segment contains industrial intermediate chemical products that are sold to customers operating in mature markets in which multiple sources of supply exist.

The Company has the capability to produce a wide range of products within its manufacturing plant capacities and to change product mix depending on customer demand and the Company's strategy. Eastman manages its diverse product portfolio with a bias towards products that can contribute to stable earnings growth and, over the chemical industry cycle, return the cost of capital in trough periods and at least 5% above the cost of capital in peak periods. Executive management continuously examines the Company's portfolio of products for potential operational improvement and cost control opportunities. The Company's short-term emphasis is directed to increasing earnings and growing its coatings, adhesives and specialty polymers and specialty plastics product lines. In addition, Eastman plans to remain at the leading edge within the chemical industry in developing electronic business customer solutions.

The following table summarizes the Company's recent financial performance and identifiable assets by operating segment and geographic area:

SEGMENT FINANCIAL SUMMARY


(Dollars in millions)                                               1999          1998           1997
SALES
         Specialty and Performance                                $ 2,850       $ 2,736       $ 2,878
         Core Plastics                                              1,067         1,071         1,067
         Chemical Intermediates                                       673           674           733
                                                                  -------       -------       -------
            Consolidated Eastman total                            $ 4,590       $ 4,481       $ 4,678
                                                                  =======       =======       =======

OPERATING EARNINGS (LOSS) (1)
         Specialty and Performance                                $   275       $   357       $   452
         Core Plastics                                               (118)          (40)          (92)
         Chemical Intermediates                                        45           117           146
                                                                  -------       -------       -------
            Consolidated Eastman total                            $   202       $   434       $   506
                                                                  =======       =======       =======

ASSETS
         Specialty and Performance                                $ 4,101       $ 3,395       $ 3,382
         Core Plastics                                              1,614         1,822         1,775
         Chemical Intermediates                                       588           633           621
                                                                  -------       -------       -------
            Consolidated Eastman total                            $ 6,303       $ 5,850       $ 5,778
                                                                  =======       =======       =======

   (1) Operating earnings for 1999 include the effect of a charge for employee separations; a charge for the write-off of in-process research and development related to the acquisition of Lawter International, Inc. ("Lawter"); charges related to certain discontinued capital projects, underperforming assets, and phase-out of operations at certain sites; and other items; partially offset by a gain recognized on the reimbursement of previously expensed pension costs and a gain on pension settlement. These nonrecurring items are reflected in segments as follows: Specialty and Performance, $77 million; Core Plastics, $33 million; and Chemical Intermediates, $7 million.

         Operating earnings for 1998 include the effect of charges related to a fine for violation of the Sherman Act; charges related to certain underperforming assets and discontinued capital projects; the impact of a power outage at the Kingsport, Tennessee, manufacturing site; and other items. These nonrecurring items are reflected in segments as follows: Specialty and Performance, $49 million; Core Plastics, $1 million; and Chemical Intermediates, $1 million.

         Operating earnings for 1997 include a charge resulting from the partial settlement and curtailment of pension and other postemployment benefit liabilities resulting from a large number of employee retirements. This charge is reflected in segments as follows:
         Specialty and Performance, $38 million; Core Plastics, $14 million; and Chemical Intermediates, $10 million.


(Dollars in millions)                                              1999          1998           1997
GEOGRAPHIC INFORMATION

REVENUES
         United States                                            $ 2,662       $ 2,764       $ 2,875
         All foreign countries                                      1,928         1,717         1,803
                                                                  -------       -------       -------
             Total                                                $ 4,590       $ 4,481       $ 4,678
                                                                  =======       =======       =======


(Dollars in millions)                                               1999          1998          1997
LONG-LIVED ASSETS, NET
         United States                                            $ 3,036       $ 3,088       $ 3,117
         All foreign countries                                        914           946           764
                                                                  -------       -------       -------
                  Total                                           $ 3,950       $ 4,034       $ 3,881
                                                                  =======       =======       =======

Revenues are attributed to countries based on customer location. No individual foreign country is material with respect to revenues or long-lived assets.

BUSINESS STRATEGY

Eastman is a highly integrated, international supplier of a diversified portfolio of chemicals, plastics, and fibers whose near-term business strategy is to improve profitability and increase shareowner value. Specifically, the Company's corporate strategy involves operational improvement in its current businesses and assets through aggressive cost control measures and a long-term strategy to transform the Company's portfolio of products and services to align with customer requirements. The Company's strategic intent is "To Be The World's Preferred Chemical Company." The following are the key elements the Company employs to achieve this strategy:

Proprietary Products and Core Competencies

The Company has developed its broad chemical product line through the application of three major areas of technical strength referred to by the Company as technology core competencies: organic chemistry technology, polymer technology, and cellulose technology. The organic chemistry core competency includes coal gasification for chemicals, oxo chemistry and complex organic chemistry technologies, and forms the basis of the Company's fine chemical and intermediate chemical product lines. The polymer core competency includes polyester, polyolefin, and other polymer technologies, and forms the technical basis of the Company's polyester and polyethylene product lines. The cellulose core competency includes cellulose conversion to acetate fibers and plastic manufacturing technologies, and forms the basis of the Company's acetate fibers and cellulose plastic product lines. The Company has developed or acquired proprietary technologies and know-how with respect to each of these core competencies. The Company's ongoing product development strategy is to build on existing technology core competencies and develop new technology core competencies.

Manufacturing Integration and Scale

The Company's strategy is to continue to use integration of its manufacturing plants to develop a competitive advantage, while exploring innovative ways to reduce capital intensity. This integration provides the Company with cost efficient and flexible manufacturing operations. The Company's major manufacturing plants are highly integrated. Intermediate chemicals produced at one plant are frequently distributed between plants to produce other chemicals and plastics. Starting with a limited number of basic raw materials, primarily paraxylene, ethylene glycol, purified terephthalic acid ("PTA"), ethane and propane, cellulose, methanol, coal and other basic chemicals, the Company uses its integrated manufacturing capabilities to produce more than 400 major products. Through its development of highly integrated manufacturing, Eastman has the capability to safely and efficiently operate large-scale chemical plants, including one of the world's largest integrated chemical plants in Kingsport, Tennessee. The Company's development efforts include the continual improvement of these operations to achieve capacity increases and other earnings enhancement projects with relatively low capital expenditures.

E-business

A major initiative is Eastman's intent to be a leading e-business company in the chemical industry. The Company believes e-commerce technology is fundamentally changing the way business is done in the chemical industry and has been at the forefront leading the chemical and plastics industry into the digital age. Aggressively pursuing this technology, the Company is focused on ensuring the readiness of its internal systems and infrastructure to be able to meet and exceed customer expectations for products and services in an e-business environment.

In 1999, the Company added E-business capability to its World Wide Website, EASTMAN.COM to give customers convenient access to the information they require, from ordering online to accessing account status and product and technical data, 24 hours a day, seven days a week. Additionally, the Company successfully implemented the use of auction technology to sell products through online auctions, and established relationships with Dell Computer Corporation and UUNET, an MCI/WorldCom company, to create a Customer Enabling Program that makes it easier for customers in the United States to engage in electronic commerce.

Consistent with the Company's intent to be a leader in electronic commerce, Eastman has invested in various Internet-based businesses such as ChemConnect, a company that enables online trading of chemicals and plastics, and webMethods, Inc., a company that provides a platform which enables companies to pursue direct integration with trading partners.

Quality Management

The Company's goal is to be the leader in quality and value of products and services, by focusing on customers, process control, continual improvement, and innovation. The Company's highly integrated manufacturing operations support the Company's total quality policy by providing internal control of intermediate raw material processes. The Company has 15 quality system registrations to the international quality standard, ISO 9000. Ten of these are in the United States, two are in the United Kingdom, and one each are in Spain, Mexico, and Argentina. Approximately 75% of 1999 sales were from products manufactured in ISO 9000 registered quality systems.

Expansion in International Markets

Approximately 48% of the Company's customers representing 42% of the Company's sales were outside the United States in 1999. On a long-term basis, the Company's goal is to be positioned with resources and assets in strategic global markets to respond to customer requirements. To serve the Company's growing global customer base, operations outside the United States include a polyester solid stating facility in Toronto, Canada; and manufacturing facilities for EASTAPAK polymers in Zarate, Argentina, Cosoleacaque, Veracruz, Mexico, Rotterdam, The Netherlands, San Roque, Spain and Workington, England; and facilities in the United Kingdom and Hong Kong for the manufacture of fine chemicals. In addition, the Company has facilities in Hartlepool, England and Kuantan, Malaysia for the manufacture of specialty plastics products, including SPECTAR copolymer used in sheet, molded, and extruded applications. The Workington site also produces acetate tow. In 1999, a new oxo chemicals manufacturing complex in Singapore was completed.

International growth has also been achieved through acquisitions. In 1999, the acquisition of Lawter--a worldwide leader in the development, production and marketing of specialty products for inks and coatings markets--added manufacturing facilities in Dazhou, Fujian and Tanggu, People's Republic of China; Singapore; Kallo, Belgium; Rexdale, Canada and Waterford, Ireland. Included in the 1998 acquisition of Ernst Jager Fabrik Chemischer Rohstoffe and its affiliates ("Jager")--a German manufacturer of specialty polymers--were manufacturing facilities in Hamburg and Dusseldorf, Germany.

The Company's current and future business expansions in international markets are dependent on projected economic conditions. Generally, the Company uses its international marketing organizations to sell into international markets. After achieving sufficient sales levels and developing an understanding of the markets and earnings potential, the Company may invest in manufacturing capacity appropriate to serve the region, taking into account the projected future business conditions in the region. See Part II--Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations--Summary by Customer Location" for a discussion of certain risks to which the Company is subject as a result of its operating in international markets.

Employee Ownership and Incentives

The Company believes that fostering employee stock ownership and providing appropriate incentives will significantly influence achievement of its goal of consistent, profitable growth. One program the Company uses to foster employee ownership and to provide incentives for achieving Company objectives is its sponsorship of the Eastman Investment and Employee Stock Ownership Plan ("EIP/ESOP"), a defined contribution employee stock ownership plan qualified under Section 401(a) of the Internal Revenue Code. For the past five years, approximately 5% of eligible employees' annual pay has been made to their individual accounts in the form of a contribution by the Company of Eastman common stock to the ESOP. The Company anticipates that it will continue to make contributions for substantially all U. S. employees to either the ESOP or, for employees who have received five or more ESOP contributions, to the Eastman Stock Fund within the EIP. Additionally, to align further the interests of the Company's directors and approximately 570 key managers with its shareowners, stock ownership expectations have also been established.

The Eastman Performance Plan (the "EPP") places a portion of each employee's annual compensation at risk and provides an annual lump-sum payment to plan participants, only if the Company's financial performance meets pre-established levels. An additional portion of management compensation is placed at risk and tied to Company performance under the Eastman Annual Performance Plan and, beginning in 2000, to organizational unit and individual performance under the Eastman Unit Performance Plan. For further information concerning the Company's EIP/ESOP and incentive pay plans, see Part II--Item 8--"Financial Statements and Supplementary Data"--Note 10 to Consolidated Financial Statements and Part III--Item 11--"Executive Compensation."

OPERATING SEGMENTS

Recently, the Company reorganized its management structure into two major business groups--chemicals and polymers--to enhance customer focus, accountability and efficiency. The businesses, products, management, operations, and reporting of financial and other matters of the Company are transitioning to support the new organization. Effective with first quarter 2000, two operating segments--the Chemicals segment and the Polymers segment--will be reported, reflecting the restructured management and internal financial reporting of the Company. At that time, prior periods will be restated to conform to the new segment structure. The Chemicals segment will include fine chemicals; performance chemicals and intermediates; and chemicals and specialty polymers supplied to the inks, coatings, adhesives, sealants, and textile industries. The Polymers segment will include container plastics, specialty plastics and fiber products. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates--as discussed below.

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

SPECTAR copolyester is the Company's fastest growing specialty plastic. Heavy gauge sheet made of SPECTAR is used in supermarket bins, greeting card and jewelry displays, indoor and outdoor signs, and vending machine fronts. Volume growth has also been strong for the recently introduced EASTMAN HIFOR and MXSTEN specialty polyethylene products. The Company believes it has a competitive advantage due to product performance, reliability of supply, product differentiation, integrated manufacturing capabilities, and customer service. Specialty plastics accounted for approximately 29% of 1999 Specialty and Performance segment sales.

The Company is one of the world's largest suppliers of cellulose acetate tow, a product developed by the Company in the 1950's that is used by customers primarily in the manufacture of cigarette filters. With approximately 400 million pounds of annual capacity at its plants in Kingsport, Tennessee, and Workington, England, the Company accounts for approximately 28% of the annual worldwide production of acetate tow, and sells to all major cigarette producers throughout the world. The two primary raw materials used to manufacture acetate tow are cellulose (from wood pulp) and acetic anhydride. The Company has developed the world's only commercial coal gasification facility to produce acetic anhydride. This facility reduces the Company's dependency on petrochemicals otherwise required for the manufacture of acetate tow.

Competition for sales of acetate tow is based on price, product quality, and reliability of supply. The Company believes that it enjoys a low-cost position for raw materials as a result of its coal gasification technology, efficient integrated manufacturing processes, and overall size.

Consumption of acetate tow is directly related to the production of filtered cigarettes. During the period 1989-1996 worldwide acetate tow demand increased. However, worldwide demand declined over the period 1997-1999, primarily due to reduced demand in China and the United States. Industry capacity utilization has decreased because of this lower demand and completion of new acetate tow capacity in China. The supply/demand imbalance has led to lower operating earnings for the acetate tow industry and for the Company. Over the next five years, growth in worldwide demand for acetate tow is expected to be extremely limited. Because of declining demand and industry overcapacity, the Company is exploring alternatives for reducing its exposure to this product line.

Acetate yarn is produced by the Company for the textile industry. Product price, quality, and service are the primary factors influencing customer-purchasing decisions. This product line utilizes the Company's basic cellulose technology core competence along with its large cellulose acetate manufacturing position to compete effectively. The market for acetate yarn has experienced essentially no growth during recent years, and declined in 1999 and 1998. The Company has focused its efforts on improving its operating efficiencies to maintain its product quality and cost position. Fibers, including acetate tow and acetate yarn, accounted for approximately 21% of 1999 Specialty and Performance segment sales.

The Company supplies a wide variety of raw materials and intermediate products to the coatings, inks, and resins markets, including solvents, alcohols, glycols, and resins. Although the majority of the Company's coatings, inks, and resins products are produced and sold in the United States, new manufacturing plants recently completed outside North America and the acquisition of Lawter account for a growing share of this business. Most of the products in this area are ingredients used in water- and solvent-based polymer coating systems. Products include mixed cellulose esters, of which the Company is the world's largest manufacturer, solvents and plasticizers. Competitive suppliers of products into the coatings, inks, and resins markets compete based on performance, breadth of product line, price, reliability of supply, and customer service. The Company believes it has a competitive advantage due to its technical knowledge, the efficiency of its proprietary oxo chemistry technology and chemicals-from-coal technology, the breadth of its product line, and its system of distribution. Coatings, inks and resins accounted for approximately 27% of 1999 Specialty and Performance segment sales.

Fine chemicals produced by Eastman are used in the manufacture of a wide variety of products such as photographic products, home care products, agrocultural chemicals, and ethical pharmaceuticals. Many of these are custom chemicals manufactured to precise customer specifications. Technical competence and efficiency are major competitive elements in the fine chemicals industry. The Company believes it has a competitive advantage because of its competency in complex multi-step organic chemistry and the breadth of services, such as regulatory compliance and process design and optimization, offered in custom manufacturing from a global manufacturing base. The Company's current strategy for fine chemicals is two-fold: (1) to improve pricing and to right-size capacity for photographic chemicals and (2) to grow the pharmaceutical and agrochemicals product lines. Fine chemicals accounted for approximately 12% of 1999 Specialty and Performance segment sales.

Eastman produces a variety of additives for fibers and plastics, raw materials for adhesives and sealants, food and beverage ingredients, and other performance products. Fiber and plastic additives are used to impart specialized processing and performance characteristics to polymers used in the production of a range of fibers and plastics products. The Company produces raw materials for adhesives that are used in hot-melt and pressure-sensitive applications. Eastman is a manufacturer of food-grade antioxidants that are used to enhance the stability and extend the shelf life of many products containing oils and fats. The Company also manufactures many other performance products for use in nutrition, cosmetic, textile, and construction applications.

The Company believes it has a competitive advantage in many of the markets in which these performance products are sold. Many proprietary products with highly recognized trade names deliver to customers high quality and unique performance attributes. Competitors and competitive conditions vary depending on the market. Performance chemicals accounted for approximately 11% of 1999 Specialty and Performance segment sales.

CORE PLASTICS SEGMENT

The Company is the world's leading supplier of polyester plastics, including EASTAPAK polymers, for packaging applications, with the majority of its sales concentrated in North America, Europe, and Latin America. The market for polyester plastics has grown significantly in recent years due to the substitution of these plastics for other packaging materials used in soft drink, food, and water containers. Industry estimates indicate that PET consumption grew worldwide from 2.3 billion pounds per year in 1989 to approximately 12.4 billion pounds per year in 1999. Overcapacity worldwide continues to pressure PET selling prices; however, continued high growth rates have improved the supply/demand balance.

Competition for the large volume PET market is based largely on price and service. Management believes that the Company's large-scale operations, vertical integration, and manufacturing expertise provide it with a competitive advantage by allowing the Company to position itself as a price-competitive, consistently reliable source of supply across a broad product line. In addition, the Company has developed proprietary polyester polymers that enable it to respond to specific customer design and performance requirements. The Company's current strategy is to maximize cash from this product line while looking for opportunities to reduce the impact of PET on the Company as a whole. Container plastics accounted for approximately 82% of 1999 Core Plastics segment sales.

The Company manufactures low density polyethylene and linear low density polyethylene polymers for general purpose film applications. The markets for these polyethylene products are characterized generally as large volume with a large number of customers and suppliers. The Company competes based on its integrated manufacturing capabilities. Most of the Company's competitors are larger. The Company's current strategy is to maximize the value of this product line to enhance future opportunities. Flexible plastics accounted for approximately 18% of 1999 Core Plastics segment sales.

CHEMICAL INTERMEDIATES SEGMENT

Industrial intermediate chemicals are produced based on the Company's oxo chemistry technology and chemicals-from-coal technology. These products include oxo chemicals, basic acetyl, and plasticizers, and are marketed to customers producing esters, polymers, industrial additives, agricultural chemicals, industrial intermediates, monomers and polymers, medical delivery equipment, and pharmaceuticals. In 1999, approximately 73% of these products were sold in the United States. Volume growth rates of these chemicals tend to follow the growth in the world economy.

Competition in the market for industrial intermediate chemicals is based on price, customer relationships, and reliability of supply. The Company's large-scale integrated manufacturing provides the Company with a low-cost position in several of these products. In addition, the Company is able to provide its customers with a reliable source of supply through an extensive distribution network.

RAW MATERIALS

The Company purchases a substantial portion of its key raw materials under long-term contracts, generally of three to five years initial duration with renewal provisions. Most of those agreements do not require the Company to buy materials if its operations are shut down. The cost of raw materials is generally based on market price, although risk management tools may be utilized, as appropriate, to mitigate short-term market price fluctuations. Key raw materials purchased include paraxylene, ethylene glycol, PTA, propane and ethane, cellulose, methanol, and coal. The Company has multiple suppliers for most key raw materials and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessment and benchmarking, as part of the total supplier selection process.

CAPITAL EXPENDITURES

Several significant projects in the Company's major capital investment program have been completed, primarily in 1998, resulting in reduced capital expenditures in 1999. Capital expenditures for 1999 declined to $292 million, down significantly from the $500 million and $749 million spent in 1998 and 1997, respectively. In 2000, the Company estimates that capital expenditures will be approximately $250-270 million. Efficiency of capital utilization is a key initiative of the Company and, where appropriate, the Company uses alliances and joint ventures to provide additional capital expansion.

ACQUISITIONS AND INVESTMENTS

In February 1999, Eastman purchased for cash a North American textile chemicals business. This acquisition has not had a material effect on financial position or results of operations of the Company.

In June 1999, the Company completed its acquisition of Lawter. Lawter develops, produces and markets specialty products for the inks and coatings market. The acquisition of Lawter contributed approximately 2% to Company volume and revenues for 1999.

DISPOSITIONS

The Company sold its HQEE-Hydroquinone Di (Beta-hydroxyethyl) Ether specialty chemicals assets in 1999. The effect of this divestiture on future results of operations will not be material.

EMPLOYEES

The Company employs approximately 15,000 men and women worldwide. Approximately 4% of the total worldwide labor force (and a minimal number in the United States) is represented by labor unions.

CUSTOMERS

Eastman has an extensive customer base and, while it is not dependent on any one customer or group of customers, loss of certain top customers could adversely affect the Company until such business is replaced. The Company has approximately 6,300 customers worldwide and the top 100 customers account for approximately 60% of the Company's business.

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

COMPETITION

The Company's competitive environment varies among markets. Some of the Company's competitors are larger in size and capital base than the Company. Major competitors of the Company for its key products are summarized as follows:


         KEY PRODUCTS                                                 MAJOR COMPETITORS
-------------------------------           ---------------------------------------------------------------------------
Specialty plastics                        Akzo Nobel, AtoHaas, BASF, Bayer, Chevron, Dow, DuPont, Equistar,
                                          Exxon, GE, Geon, ICI, KoSa, Mobil, Phillips, Shell, Union Carbide

Fibers                                    Acordis, Celanese Acetate LLC, Daicel, Mitsubishi, Rhodia, Teijin

Coatings, inks, and resins                BASF, Celanese, Exxon, International Paper Co., S. C. Johnson, Lonza,
                                          Oxychem, Shell, Union Carbide

Fine chemicals                            Cambrex, DSM, LaPorte, Lonza

Performance chemicals                     AlliedSignal, ARCO, Bayer, Clariant, Daicel, Dow, Exxon, Hercules,
                                          Huntsman, Nutrinova, Rhodia

Container plastics                        KoSa, Nan Ya, Shell, Wellman

Flexible plastics                         Chevron, Dow, Equistar, Exxon, Mobil, Shell, Union Carbide

Industrial intermediates                  BASF, BP Amoco, Celanese Ltd., Dow, Exxon, Rhodia, Union Carbide

RESEARCH AND DEVELOPMENT

The Company directs its research and development programs toward four objectives: 1) continually improving product quality by improvement in manufacturing technology and processes; 2) lowering manufacturing costs through process improvement; 3) conducting exploratory research to develop new product lines and markets; and 4) developing new products and processes that are compatible with the Company's commitment to RESPONSIBLE CARE(R) (see "Environmental" section).

Major achievements in research and development during the last several years include enhancements of the oxo chemistry technology, development of new copolyesters for specific market applications, and improved intermediates and polyester manufacturing technology. The Company has developed wastewater treatment technology and technology to improve PET recycling. Eastman has also developed technology that provides a faster, lower-cost route to production of EpB oxirane, an intermediate used in other chemical products. In addition, the Company has commercialized a group of new, higher-value polyolefins with increased tear strength and impact performance--MXSTEN and EASTMAN HIFOR.

The Company's research and development expenditures during the past five years have averaged approximately 4% of sales annually, with 1999, 1998, and 1997 expenditures totaling $187 million, $185 million, and $191 million, respectively. Expenditures for 2000 are expected to be lower than in 1999.

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

SEASONALITY

Seasonality is not a significant factor for the Company, although the Specialty and Performance segment experiences some seasonal effects during the winter months because of reduced demand for paint products, and the Core Plastics segment experiences the effects of reduced demand for soft-drink containers during the first and third quarters.

MARKETING AND DISTRIBUTION

The Company markets products through a worldwide sales organization with over 60 sales offices in the United States and in 38 other countries. A majority of sales are direct; however, some sales are made through indirect selling channels. Products are shipped to customers directly from the Company's plants as well as from distribution centers, with the method of shipment generally determined by the customer.

Eastman has seen the opportunities afforded by e-commerce and in 1999 became an industry leader by being the first chemical company to offer e-commerce capability to its customers in the United States and Canada. Through its World Wide Web site, EASTMAN.COM customers have convenient access to the information they require, from ordering online to accessing account status and product and technical data, 24 hours a day, seven days a week. The Company also successfully implemented the use of auction technology to sell products through online auctions.

Products are shipped to customers directly from the Company's plants as well as from distribution centers, with the method of shipment generally determined by the customer. The Company plans to outsource its logistics operations in 2000 to ShipChem.com, a newly formed Internet-based global logistics provider for the chemical industry, resulting in greater efficiency in the management of transportation activities and improved customer service.

ENVIRONMENTAL

The Company is actively engaged in the ongoing development and enhancement of products that are environmentally responsible, such as waterborne products and recyclable plastics. In addition, the Company is an active participant in RESPONSIBLE CARE(R), a chemical industry initiative that focuses on improving performance in areas including community awareness and emergency response, pollution prevention, process safety, distribution, employee health and safety, and product stewardship.

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

The Company's commitment to environmental stewardship has earned favorable recognition for the corporation as well as individual manufacturing sites. Eastman has won awards for its energy efficiency efforts each year since the Chemical Manufacturers Association ("CMA") began its Energy Efficiency Award Program in 1994. In 1999, the Company's U.S. plants received a total of eight Energy Efficiency Awards, and in 1998, three of the Company's U.S. plants received a total of five awards. Awards have also been received in a variety of other areas, including certification of Arkansas Operations as a Wildlife Habitat by the National Wildlife Federation, and to Tennessee Operations, the Nature Conservancy of Tennessee Conservation Leadership Award. In 1998, the Company was the recipient of the Chemical Education Foundation's Vanguard Award, which recognizes outstanding chemical product stewardship practices within the industry. Additionally, Eastman received CSX Transportation's 1998 Chemical Safety Excellence Award and Norfolk Southern's 1998 Thoroughbred Safety Award.

Certain of the Company's manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur closure/postclosure costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, the Company does not believe its liability for these environmental matters, individually or in the aggregate, will be material to Eastman's consolidated financial position, results of operations, or competitive position. The Company's policy is to record such liabilities when loss amounts are probable and can be reasonably estimated.

The Company's environmental protection and improvement cash expenditures were approximately $220 million, $190 million, and $220 million in 1999, 1998, and 1997, respectively, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

BACKLOG

During 1999, the Company's backlog of firm orders averaged between $150 million and $300 million, representing approximately two to four weeks' sales. The Company adjusts its inventory policy to control the backlog of products dependent on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to reduce backlog. Backlog is also affected by utilization of a given product manufacturing capacity.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

Earnest W. Deavenport, Jr., age 61, is Chairman of the Board and Chief Executive Officer of the Company. He joined the Company in 1960. Mr. Deavenport was named President of the Company in 1989 and also served as Group Vice President of Eastman Kodak Company ("Kodak") from 1989 through 1993, when the Company became an independent business upon the spin-off by Kodak of its chemical business.

J. Brian Ferguson, age 45, is President, Polymers Group of the Company. Mr. Ferguson joined the Company in 1977. He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1997, and was named President, Eastman Chemicals Asia Pacific in 1998. He assumed his current position in 1999.

Allan R. Rothwell, age 52, is President, Chemicals Group of the Company. Mr. Rothwell joined the Company in 1969, became Vice President and General Manager, Container Plastics Business Organization in 1994, and was appointed Vice President, Corporate Development and Strategy in 1997. He was named Senior Vice President and Chief Financial Officer in 1998 and assumed his current position in 1999.

Dr. James L. Chitwood, age 56, is Senior Vice President, Corporate Strategy and Chief Technology Officer of the Company. Dr. Chitwood joined the Company in 1968, was named Senior Vice President of the Company in 1989, Group Vice President, Specialty Business Group in 1991, Senior Vice President with responsibility for Company business organizations in 1994, and from 1996 to 1999 was Senior Vice President with responsibility for operations outside North America. He also served as Vice President of Kodak from 1984 through 1993.

James P. Rogers, age 48, joined the Company in 1999 as Senior Vice President and Chief Financial Officer. Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation. He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Betty W. DeVinney, age 55, is Vice President, Communications and Public Affairs of the Company. Mrs. DeVinney joined the Company in 1973. She became Manager, Employment in 1991, Manager, Community Relations in 1995 and Manager, Corporate Relations in 1997. She assumed her current position in 1998.

Theresa K. Lee, age 47, became Vice President, General Counsel and Secretary of the Company effective January 1, 2000, upon the assumption by Harold L. Henderson, formerly Senior Vice President and General Counsel, of responsibility for coordinating special initiatives under the direction of the Chief Executive Officer. Ms. Lee joined the Company as a staff attorney in 1987, served as Assistant General Counsel for the health, safety and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995, until her appointment as Vice President, Associate General Counsel and Secretary in 1997.

Roger K. Mowen, Jr., age 54, is Vice President, CustomerFirst and Chief Information Officer of the Company. Mr. Mowen joined the Company in 1971. He was named Vice President and General Manager, Polymer Modifiers in 1991, Superintendent of the Polymers Division in 1994, and President, Carolina Operations in 1996. In 1998 he was named Vice President, Customer Demand Chain and assumed his current position in 1999.

B. Fielding Rolston, age 58, is Vice President, Human Resources and Quality. Mr. Rolston joined the Company in 1964, was appointed Vice President, Customer Service and Materials Management of the Company in 1987, and Vice President, Human Resources and Health, Safety, Environment, and Security in 1998. He assumed his current position in 1999.

Garland S. Williamson, age 55, is Vice President, Worldwide Operations, and Chief Health, Safety and Environmental Officer of the Company. Mr. Williamson joined the Company in 1967. He was named Vice President, Asia Pacific Manufacturing in 1992, and was appointed President, Texas Operations in 1996. He assumed his current position in 1998.

Mark W. Joslin, age 40, became Vice President and Controller of the Company effective March 1, 2000, upon the retirement of Patrick R. Kinsey, formerly Vice President and Controller. Mr. Joslin joined the Company in 1999 as Vice President, Finance. Mr. Joslin previously served as Chief Financial Officer, Treasurer and Secretary of Lawter International, Inc. Prior to joining Lawter in 1996, he was employed by Arthur Andersen LLP, Baxter International, and ANGUS Chemical.

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

The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.


                   LOCATION                                           UNIT                                  SEGMENT
------------------------------------------------    ------------------------------------------    -----------------------------
Batesville, Arkansas                                Arkansas Operations                           Specialty and Performance
                                                                                                  Chemical Intermediates

Columbia, South Carolina                            Carolina Operations                           Specialty and Performance
                                                                                                  Core Plastics

Cosoleacaque, Mexico                                Eastman Chemical Industrial de Mexico         Specialty and Performance
                                                                                                  Core Plastics

Dazhou, Fujian, People's Republic of China          Lawter International Fujian Nanping           Specialty and Performance
                                                    Limited

Dusseldorf, Germany                                 Ernst Jager Fabrik Chemischer Rohstoffe       Specialty and Performance

Hamburg, Germany                                    Ernst Jager Fabrik Chemischer Rohstoffe       Specialty and Performance

Hartlepool, England                                 Eastman Chemical Ectona, Ltd.                 Specialty and Performance
                                                                                                  Core Plastics

Hong Kong                                           Eastman Chemical Hong Kong Limited            Specialty and Performance

Jurong Town, Singapore                              Lawter International Products Pte. Ltd.       Specialty and Performance

Kallo, Belgium                                      Lawter International Belgium, N.V.            Specialty and Performance

Kingsport, Tennessee                                Tennessee Operations                          Specialty and Performance
                                                                                                  Core Plastics
                                                                                                  Chemical Intermediates


                   LOCATION                                           UNIT                                  SEGMENT
------------------------------------------------    ------------------------------------------    -----------------------------
Kuantan, Malaysia                                   Eastman Chemical (Malaysia) Sdn. Bhd.         Specialty and Performance
                                                                                                  Core Plastics

La Vergne, Tennessee                                Lawter International, Inc.                    Specialty and Performance

Llangefni, Wales                                    Eastman Chemical (UK) Limited                 Specialty and Performance

Longview, Texas                                     Texas Operations                              Specialty and Performance
                                                                                                  Core Plastics
                                                                                                  Chemical Intermediates

Moundville, Alabama                                 Lawter International, Inc.                    Specialty and Performance

Newark, New Jersey                                  Lawter International, Inc.                    Specialty and Performance

Pleasant Prairie, Wisconsin                         Lawter International, Inc.                    Specialty and Performance

Rexdale, Ontario, Canada                            Lawter International (Canada) Company         Specialty and Performance

Rochester, New York                                 Distillation Products Division                Specialty and Performance
                                                                                                  Chemical Intermediates

Roebuck, South Carolina                             ABCO Industries, Inc.                         Specialty and Performance

Rotterdam, Netherlands                              Eastman Chemical Netherlands B.V.             Specialty and Performance
                                                                                                  Core Plastics

San Roque, Spain                                    Eastman Chemical Espana, S.A.                 Specialty and Performance
                                                                                                  Core Plastics

Singapore                                           Eastman Chemical Singapore Pte. Ltd.          Specialty and Performance
                                                                                                  Chemical Intermediates

Tanggu, People's Republic of China                  Lawter International, Ltd. (Tianjin) PRC      Specialty and Performance

Toronto, Ontario, Canada                            Eastman Chemical Canada, Inc.                 Specialty and Performance
                                                                                                  Core Plastics

Waterford, Ireland                                  Lawter International, B.V.                    Specialty and Performance

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

The Company has distribution facilities at all of its plant sites. In addition, the Company conducts manufacturing operations at three other sites and owns or leases over 100 stand-alone distribution facilities in the United States and 19 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Coral Gables, Florida; The Hague, The Netherlands; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kallo, Belgium; Kingsport, Tennessee; Kirkby, England; Osaka, Japan; Pleasant Prairie, Wisconsin; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, The Netherlands; Coral Gables, Florida; and Singapore.

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

SORBATES LITIGATION

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U. S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in third quarter 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea admitted that the same conduct that was the subject of the September 30, 1998, plea in the United States had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The fine has been paid and was recognized as a charge against earnings in the fourth quarter 1999.

In addition, the Company, along with other companies, is currently a defendant in seventeen antitrust lawsuits brought subsequent to the Company's plea agreement as putative class actions on behalf of certain purchasers of sorbates. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Six of the suits (five of which have been or are in the process of being consolidated) were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; six of the proceedings (which have subsequently been consolidated or found to be related cases) were filed in the United States District Court for the Northern District of California under federal antitrust laws on behalf of classes of direct purchasers of sorbates; two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and has been transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; and one action was filed in the District Court for the State of Kansas under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state. The plaintiffs in most cases seek treble damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, and none of the proposed classes has been certified.

The Company intends vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized a charge to earnings in the fourth quarter 1998 and an additional charge to earnings in the fourth quarter 1999 for the estimated costs, including legal fees, related to the pending sorbates litigation described above. Because of the early stage of these putative class action lawsuits, however, the ultimate outcome of these matters cannot presently be determined, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.

ENVIRONMENTAL MATTER

As previously reported, in May 1997, the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. The Company had voluntarily disclosed this matter to TDEC in December 1996. Over the course of the last two years, the Company has provided extensive information relating to this matter to TDEC, the U.S. Environmental Protection Agency ("EPA"), and the U.S. Department of Justice. On September 7, 1999, the Company and EPA entered into a Consent Agreement and Consent Order whereby the Company agreed to pay a civil penalty of $2.75 million to EPA for an alleged violation concerning monitoring and recordkeeping. The Company recognized the fine in 1999 and is paying the fine in three installments over a period of one year. Various agencies are continuing to review the information submitted by the Company.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareowners during the fourth quarter of 1999.

--------------------------------
RESPONSIBLE CARE(R) is a registered service mark of the chemical industry. EASTAPAK, EASTMAN HIFOR, EpB, MXSTEN, SPECTAR, and TENITE are trademarks of Eastman Chemical Company.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREOWNER MATTERS

The Company's Common Stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "EMN." The following table presents the high and low sales prices of the Common Stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 1999 and 1998.


                                                              CASH DIVIDENDS
                           HIGH                 LOW              DECLARED

1999
1st Quarter               48 5/8              40 3/16              $.44
2nd Quarter               60 5/16             40 5/16               .44
3rd Quarter               53 13/16            38 9/16               .44
4th Quarter               49                  36                    .44

1998
1st Quarter               68 1/8              56 13/16             $.44
2nd Quarter               72 15/16            60 5/8                .44
3rd Quarter               62 7/16             48 15/16              .44
4th Quarter               62 5/8              43 1/2                .44

--------------------------------

As of December 31, 1999 there were 78,248,638 shares of the Company's Common Stock issued and outstanding, which shares were held by 72,576 shareowners of record. These shares include 158,424 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2000, and currently anticipates continuing to pay quarterly cash dividends. Quarterly dividends on Common Stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time.

The Company did not sell any equity securities during the fourth quarter of 1999 in transactions not registered under the Securities Act of 1933. For information concerning issuance of shares and option grants in 1999 under compensation and benefit plans and shares held by the Company's charitable foundation, see Part II--Item 8--"Financial Statements and Supplementary Data" -- Notes 7 and 10 to Consolidated Financial Statements.

ITEM 6.    SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)     1999        1998        1997        1996         1995

SUMMARY OF OPERATING DATA

Sales                                              $4,590      $4,481      $4,678      $4,782      $5,040
Operating earnings                                    202         434         506         663         964
Earnings from operations
      before income taxes                              72         360         446         607         899
Net earnings                                           48         249         286         380         559
Basic earnings per share                              .61        3.15        3.66        4.84        6.84
Diluted earnings per share                            .61        3.13        3.63        4.79        6.78


STATEMENT OF FINANCIAL POSITION DATA

Current assets                                     $1,489      $1,398      $1,490      $1,345      $1,487
Properties at cost                                  8,820       8,594       8,104       7,530       6,791
Accumulated depreciation                            4,870       4,560       4,223       4,010       3,742
Total assets                                        6,303       5,850       5,778       5,266       4,872
Current liabilities                                 1,608         959         954         787         873
Long-term borrowings                                1,506       1,649       1,714       1,523       1,217
Total liabilities                                   4,544       3,916       4,025       3,627       3,344
Total shareowners' equity                           1,759       1,934       1,753       1,639       1,528
Dividends declared per share                         1.76        1.76        1.76        1.72        1.64

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

RESULTS OF OPERATIONS

EARNINGS


(Dollars in millions, except per share amounts)           1999         1998       CHANGE       1997
Operating earnings                                      $   202      $   434        (53)%    $   506
Net earnings                                                 48          249        (81)         286
Earnings per share
--Basic                                                     .61         3.15        (81)        3.66
--Diluted                                                   .61         3.13        (81)        3.63

1999 COMPARED WITH 1998

Earnings declined significantly in 1999 reflecting the impact of challenging market conditions and a number of nonrecurring items mainly related to the Company's cost control efforts and changes in the portfolio of products, partially offset by a reimbursement of previously expensed pension costs. Although sales volumes were higher in all three segments and were substantially higher outside the United States, lower selling prices coupled with higher costs for major raw materials pressured margins for many products.

Sales volumes increased 11% overall mainly due to improvement in worldwide demand for polyethylene terephthalate ("PET"), the acquisition of Lawter International, Inc. ("Lawter"), the completion and startup of a new oxo plant in Singapore, and strong demand for specialty plastics. However, lower selling prices and sharply rising costs for propane eroded margins for many products.

The Company's 1999 net earnings reflected returns of 3% on equity and 4% on capital. The Company's cost control efforts and changes in the portfolio of products resulted in several nonrecurring charges which significantly impacted results for the fourth quarter and full year 1999. A program to decrease labor costs resulted in a reduction of 1,200 employees and a pre-tax net charge of $53 million in the fourth quarter. A pre-tax charge of $25 million was recorded in the fourth quarter for the write-off of acquired in-process research and development related to Lawter. In the fourth quarter, a decision was made to discontinue production at the Company's sorbates facilities in Chocolate Bayou, Texas and to discontinue a purified terephthalic acid ("PTA") plant project in Columbia, South Carolina, resulting in pre-tax charges of approximately $33 million. Other nonrecurring charges which negatively affected the fourth quarter and full year 1999 by approximately $12 million before taxes included an adjustment to the reserve for civil litigation related to sorbates and others matters, the write-off of purchased technology which was determined to have no future value, and a loss recognized on an investment. A reimbursement of previously expensed pension costs related to Holston Defense Corporation had a positive impact on pre-tax earnings in the fourth quarter and full year 1999 of approximately $21 million.

Results for full year 1999 were also impacted by nonrecurring items including approximately $15 million of pre-tax charges related to the phase-out of operations at Distillation Products Industries in Rochester, New York and the write-off of construction in progress related to an epoxybutene ("EpB") plant project, and a pre-tax gain of approximately $8 million recognized on the sale of assets.

Results for the fourth quarter and full year 1999 were also negatively impacted by pre-tax charges totaling approximately $17 million related to the write-up of Lawter's inventory required by purchase accounting, a decrement recognized using the last-in, first-out inventory valuation method, loss on sales of excess spare parts, and two months of unplanned downtime at the Company's Malaysia facility. Amendments to the Company's defined benefit pension plan resulted in a pre-tax decrease in pension expense for the full year 1999 of approximately $37 million. As a result of the adoption of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), the Company capitalized $22 million, net of $2 million amortization, of certain internal-use software costs which otherwise would have been expensed.

Net earnings for 1998 were negatively impacted by nonrecurring items including an $11 million charge for violation of the Sherman Act, pre-tax charges of approximately $33 million related to certain underperforming assets and discontinued capital projects, and pre-tax charges of approximately $7 million related to the impact of a power outage at the Kingsport, Tennessee, manufacturing site, partially offset by the effect of a lower tax rate resulting from a tax settlement which favorably affected net earnings by $15 million.

The U.S. dollar produced an unfavorable effect on sales denominated in currencies other than U.S. dollars, although the impact on earnings was mitigated somewhat by gains realized on currency hedging transactions.


SUMMARY BY OPERATING SEGMENT


SPECIALTY AND PERFORMANCE SEGMENT

(Dollars in millions)                                     1999         1998        CHANGE      1997
Sales                                                   $ 2,850      $ 2,736          4%     $ 2,878
Operating earnings                                          275          357        (23)         452

1999 COMPARED WITH 1998

Sales for the segment increased slightly as higher sales volume, mainly attributable to specialty plastics and the Lawter acquisition, was partially offset by lower selling prices and product mix. Operating earnings for individual product lines and the segment overall declined significantly as a result of lower selling prices, higher raw materials costs, particularly for propane, and several nonrecurring items.

In 1999, nonrecurring items totaling $77 million impacted segment results and include charges related to exiting sorbates production at Chocolate Bayou, Texas, phase-out of operations at Distillation Products Industries in Rochester, New York, the write-off of construction in progress related to an EpB plant project, write-off of acquired in-process research and development related to Lawter, an adjustment to the reserve for sorbates civil litigation, write-off of technology which was determined to have no future value, and a net charge related to employee separations and pension settlement, partially offset by the reimbursement of previously expensed pension costs related to Holston Defense Corporation. Operating earnings for the segment were positively affected by decreased pension expense. As a result of the adoption of SOP 98-1, certain internal-use software costs were capitalized which otherwise would have been expensed. For additional information, see Notes to Consolidated Financial Statements.

Operating earnings for 1998 were impacted by nonrecurring charges totaling $49 million related to a fine for violation of the Sherman Act; charges related to certain underperforming assets and discontinued capital projects; the impact of a power outage at the Kingsport, Tennessee, manufacturing site; and other items.

Revenues for specialty plastics were moderately higher as significantly higher volume for performance products including SPECTAR copolymer, EASTMAN HIFOR and MXSTEN more than offset the effect of lower selling prices. Performance chemicals sales volumes were significantly higher but the impact on revenues was somewhat offset by lower selling prices. Fine chemicals sales volume was significantly higher, but the effect on revenues was mitigated by a shift in product mix. Lower selling prices and lower sales volume resulted in a decline in revenue for fibers. Significantly higher sales volume and revenues for coatings, inks and resins resulted mainly from the acquisition of Lawter.


CORE PLASTICS SEGMENT

(Dollars in millions)                                     1999         1998      CHANGE        1997
Sales                                                   $ 1,067      $ 1,071          -%     $ 1,067
Operating loss                                             (118)         (40)     >(100)         (92)

1999 COMPARED WITH 1998

Continued strong worldwide demand for PET resulted in significantly higher sales volumes for EASTAPAK polymers. Although selling prices for container plastics for the year overall were lower than 1998, prices increased during the latter half of 1999. Flexible plastics sales volumes declined as the Company continued to move the product line to more specialty products, but selling prices were higher.

Operating earnings were negatively impacted by overall lower selling prices, higher costs for raw materials, particularly for propane, and nonrecurring charges totaling $33 million pertaining to write-off of construction in progress related to a PTA plant project in Columbia, South Carolina, a loss recognized on an investment, and a net charge related to employee separations and pension settlement. Operating earnings for the segment were positively affected by decreased pension expense. As a result of the adoption of SOP 98-1, certain internal-use software costs were capitalized which otherwise would have been expensed. For additional information, see Notes to Consolidated Financial Statements.


CHEMICAL INTERMEDIATES SEGMENT

(Dollars in millions)                                    1999         1998         CHANGE     1997
Sales                                                   $ 673        $ 674           -%      $ 733
Operating earnings                                         45          117          (62)       146

1999 COMPARED WITH 1998

Revenues were flat as moderately higher sales volume was offset by lower selling prices. Operating earnings declined significantly reflecting lower selling prices, higher costs for raw materials, particularly for propane, and a net charge of $7 million related to employee separations and pension settlement. Operating earnings for the segment were positively affected by decreased pension expense. As a result of the adoption of SOP 98-1, certain internal-use software costs were capitalized which otherwise would have been expensed. For additional information, see Notes to Consolidated Financial Statements.

SUMMARY BY CUSTOMER LOCATION


SALES BY REGION

(Dollars in millions)                                     1999         1998       CHANGE       1997
United States and Canada                                $ 2,869      $ 2,933         (2)%    $ 3,051
Europe, Middle East, and Africa                             849          752         13          780
Asia Pacific                                                486          429         13          506
Latin America                                               386          367          5          341
                                                        -------      -------                 -------
      Total                                             $ 4,590      $ 4,481          2      $ 4,678
                                                        =======      =======                 =======

1999 COMPARED WITH 1998

Sales in the United States for 1999 were $2.662 billion, down 4% from 1998 sales of $2.764 billion. Although polyethylene prices improved, selling prices declined overall and were significantly lower for EASTAPAK polymers, oxo chemicals products and imaging chemicals. Sales volume overall was relatively flat as volume gains, mainly attributable to the Lawter acquisition and fine chemicals, were offset by lower sales volume for EASTAPAK polymers, acetyls and fibers.

Sales to customers outside the United States for 1999 were $1.928 billion, up 12% from 1998 sales of $1.717 billion due to significantly higher sales volume. Sales outside the United States were 42% of total sales in 1999 compared with 38% for 1998. The Lawter acquisition contributed to higher sales volumes and revenues in Asia Pacific and Europe, Middle East and Africa. Asia Pacific sales volumes for fibers declined, but oxo chemicals products increased following the startup of a new manufacturing site in Singapore. Latin America and Europe, Middle East, and Africa had significant sales volume improvement for EASTAPAK polymers, but selling prices declined.

With a substantial portion of 1999 sales to customers outside the United States and approximately 20% of its products manufactured outside the United States in 1999 based on sales volume, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. A strong U.S. dollar against foreign currencies resulted in an overall slightly unfavorable currency exchange effect, primarily in Europe and Latin America. See Note 12 to Consolidated Financial Statements and Part II--Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

SUMMARY OF CONSOLIDATED RESULTS


(Dollars in millions)                                     1999         1998      CHANGE        1997
SALES                                                   $ 4,590      $ 4,481          2%     $ 4,678

Sales volumes were higher in all regions and in all three segments driven by improvement in worldwide demand for PET, volume attributable to the Lawter acquisition, completion and startup of a new oxo plant in Singapore, and strong demand for specialty plastics. However, a decline in selling prices substantially offset the effect of the volume gains. Sales were negatively affected by the strength of the U.S. dollar against foreign currencies, primarily in Europe and Latin America.


(Dollars in millions)                                     1999         1998       CHANGE       1997
GROSS PROFIT                                            $   822      $   935        (12)%    $ 1,096
      As a percentage of sales                             17.9%        20.9%                   23.4%

Gross profit declined in 1999 primarily as a result of lower selling prices, higher costs for raw materials, particularly for propane, and the effect of several nonrecurring items. The nonrecurring items included charges related to the phase-out of operations at certain sites, the write-off of construction in progress related to certain plant projects, and other items, partially offset by a reimbursement of previously expensed pension costs related to Holston Defense Corporation. Gross profit was positively affected by lower pension expense resulting from amendments to the Company's defined benefit pension plan. As a result of the adoption of SOP 98-1, certain internal-use software costs were capitalized which otherwise would have been expensed. For additional information, see Notes to Consolidated Financial Statements.

In 1998, gross profit was impacted by lower selling prices and nonrecurring charges related to impaired assets, a power outage at the Kingsport, Tennessee, manufacturing site, and charges for violation of the Sherman Act.


(Dollars in millions)                                     1999         1998       CHANGE       1997
SELLING AND GENERAL ADMINISTRATIVE EXPENSES             $   355      $   316         12%     $   337
      As a percentage of sales                              7.7%         7.1%                    7.2%

Selling and general administrative expenses increased as a result of the Lawter and Jager acquisitions, E-business development, and timing of expenditures.


(Dollars in millions)                                     1999         1998       CHANGE       1997
RESEARCH AND DEVELOPMENT COSTS                          $   187      $   185          1%     $   191
      As a percentage of sales                              4.1%         4.1%                    4.1%

(Dollars in millions)                                     1999         1998       CHANGE       1997

INTEREST COSTS                                          $   139      $   127                   $ 128
LESS CAPITALIZED INTEREST                                    13           31                      41
                                                        -------      -------                 -------
NET INTEREST EXPENSE                                    $   126      $    96         31%     $    87
                                                        =======      =======                 =======

Gross interest costs increased in 1999 reflecting debt assumed and incurred related to the Lawter acquisition. Capitalized interest declined in 1999 and 1998 reflecting completion of several substantial projects in the Company's major capital investment program during 1999 and 1998.


(Dollars in millions)                                     1999         1998       CHANGE       1997
OTHER (INCOME) CHARGES, NET                             $     4      $   (22)     >(100)%    $   (27)

Other income and other charges include interest and royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. Included in 1999 is a loss on foreign exchange transactions, offset partially by a gain recognized on the sale of assets. Included in 1998 is a gain on foreign exchange transactions.


(Dollars in millions)                                     1999         1998       CHANGE       1997
PROVISION FOR INCOME TAXES                              $    24      $   111        (78)%    $   160
      Effective tax rate                                     33%        30.8%                   35.8%

The Company recorded an income tax benefit of $15 million in 1998 attributable to amended returns reflecting redetermined foreign sales corporation results and the results of the completed Internal Revenue Service examination for the years 1994 to 1996.


1998 COMPARED WITH 1997

Results for 1998 were significantly impacted by global economic conditions that produced extreme pressure on selling prices. For the year, downward pressure on selling prices was particularly evident for fibers, flexible plastics, industrial intermediates, coatings, inks and resins. Average selling prices for EASTAPAK polymers for the year were level with 1997 but declined significantly in fourth quarter due to competitive activity. Sales volumes improved slightly for the year and were higher in all three segments, partially offsetting the overall decline in selling prices. The Company recognized volume improvements in part due to the 1998 startup of new manufacturing facilities.

The Company's 1998 net earnings reflected returns of 14% on equity and 9% on capital. Net earnings for 1998 were impacted by nonrecurring items including charges for violation of the Sherman Act, charges related to certain underperforming assets and discontinued projects, partially offset by the effect of a lower tax rate. Net earnings for 1997 were impacted by nonrecurring items, including a gain from damages awarded for patent infringement and a charge for partial settlement and curtailment of pension and other postemployment benefit liabilities arising from a large number of employee retirements.

Costs for most major raw materials, including propane feedstock, paraxylene, PTA, ethylene glycol and natural gas, were below 1997 levels but the effect of the decline in selling prices generally offset the effect of lower raw materials costs. Unit costs were unfavorably impacted by unused available manufacturing capacity resulting from lower demand and inventory reductions occurring primarily in the fourth quarter. Higher net interest costs resulted from lower capitalized interest following the completion of several substantial capital projects in 1998. Depreciation also increased as a result of capital projects completed in 1998 and 1997. Selling and general administrative expenses were positively impacted by a reduction in labor hours and lower incentive compensation expense. The Company continued to achieve productivity gains and cost structure improvements as a result of the Advantaged Cost 2000 initiative.

The U.S. dollar produced an unfavorable effect on sales denominated in currencies other than U.S. dollars, although the earnings impact was generally offset by gains realized on currency hedging transactions.

Sales volume for the Specialty and Performance segment increased for the year but revenue declined, reflecting the effect of lower selling prices caused by global economic conditions, industry overcapacities and competitive market conditions. Strong volume growth for SPECTAR copolymer and growing market acceptance of new specialty plastics such as MXSTEN and EASTMAN HIFOR were partially offset by a decline in sales volumes for cellulosic plastics. Sales volumes for coatings, inks and resins improved slightly from 1997, but prices reflected industry oversupply, particularly for neopentyl glycols ("NPG"). Sales volumes for fibers for the year were lower than 1997. Performance chemicals volumes for the year were negatively affected by competitive market conditions, including the effect of industry oversupply of sorbates. Fine chemicals sales volumes declined for the year, reflecting decreased sales into photographic markets and customer delays of custom manufacturing projects.

Specialty and Performance segment operating earnings were significantly decreased by nonrecurring charges which included recognition of an impairment loss related to the CHDA plant in Kingsport, Tennessee, costs related to abandonment of certain capital projects, and charges for violation of the Sherman Act. Operating earnings were also negatively impacted by operational and maintenance problems which occurred primarily in the fourth quarter 1998, including a power outage at the Kingsport, Tennessee, manufacturing site. Operating earnings for the segment overall were positively impacted by lower costs for raw materials, energy, selling and general administrative expenses, and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

Sales revenue for the Core Plastics segment overall was relatively unchanged as global economic conditions pressured selling prices, effectively offsetting higher sales volume. The effect of higher selling prices for EASTAPAK polymers achieved earlier in the year was mitigated by a significant downturn in pricing late in the year. Sales volumes for commodity grade polyethylenes were higher but selling prices were lower, reflecting competitive market conditions.

Operating losses for the Core Plastics segment reflected lower selling prices and operational and maintenance problems which occurred primarily in the fourth quarter, including a power outage at the Kingsport, Tennessee, manufacturing site, offset somewhat by lower raw materials costs. Segment results were positively impacted by lower selling and general administrative expenses and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

Sales volumes for the Chemical Intermediates segment increased slightly for the year but excess industry capacity, strong competitive activity, and overall global economic conditions negatively impacted revenues and earnings. Earnings were also impacted by operational and maintenance problems which occurred primarily in fourth quarter, including a power outage at the Kingsport, Tennessee, manufacturing site, and preproduction costs related to new manufacturing facilities in Singapore. Lower raw materials costs positively affected results. Operating earnings for the segment were positively impacted by lower selling and general administrative expenses and cost structure improvements resulting from the Company's Advantaged Cost 2000 initiative.

Sales in the United States for 1998 were $2.764 billion, down 4% from 1997 sales of $2.875 billion. Although sales volume was up slightly, selling prices declined as a result of global economic conditions, particularly for polyethylenes and oxo products.

Sales to customers outside the United States for 1998 were $1.717 billion, down 5% from 1997 sales of $1.803 billion. Sales outside the United States were 38% of total sales in 1998 compared with 39% for 1997. Decreased sales volumes and prices for fibers were experienced in Asia Pacific and Middle Eastern regions, although sales volumes in Asia Pacific improved during the fourth quarter. Latin American sales revenue improvement primarily reflected increased manufacturing capacity in Argentina and growth in customer demand for EASTAPAK polymers.

A strong U.S. dollar against foreign currencies resulted in unfavorable currency exchange effects, primarily in Europe and Asia Pacific.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA


                                                                         1999           1998           1997
FINANCIAL INDICATORS
      Ratio of earnings to fixed charges                                   1.5x           3.2x           3.7x
      Current ratio                                                        0.9x           1.4x           1.6x
      Percent of total borrowings to total capital                          54%            46%            49%
      Percent of floating-rate borrowings to total borrowings               23%             7%            12%


CASH FLOW

(Dollars in millions)

Net cash provided by (used in)
      Operating activities                                             $   744        $   731        $   698
      Investing activities                                                (715)          (545)          (745)
      Financing activities                                                 128           (186)            52
                                                                       -------        -------        -------
Net change in cash and cash equivalents                                $   157        $    --        $     5
                                                                       =======        =======        =======
Cash and cash equivalents at end of period                             $   186        $    29        $    29
                                                                       =======        =======        =======

Cash provided by operating activities includes the effect of lower net earnings over the periods presented resulting from business conditions and nonrecurring items previously discussed. Cash provided by operating activities also increased due to cash provided by a continuous sale of accounts receivable program. Cash used in investing activities reflects lower capital expenditures over the periods presented as the Company's major capital expansion projects were completed. Cash used in investing in 1999 reflects the Lawter acquisition and the acquisition of a North American textile chemicals business, and in 1998 reflects the acquisition of Jager. Cash provided by financing activities in 1999 reflects an increase in commercial paper borrowings primarily related to funding the Lawter acquisition and additional borrowings at yearend as a precautionary measure related to the Year 2000 issue. In 1998, cash provided by financing activities reflects proceeds received from an issuance of tax-exempt bonds. In 1999, the bonds were redeemed. Cash provided by financing activities in 1997 reflects proceeds received from an issuance of 7.60% debentures due February 1, 2027 which were used to repay commercial paper borrowings outstanding at that time. Also reflected in cash flows from financing activities is the payment of dividends in all years presented and common stock repurchases in 1999 and 1997.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 2000, the Company estimates that depreciation will be about $370 million and that capital expenditures will be approximately $250-270 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at the end of 1999 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.5 billion. Eastman has other long-term commitments relating to joint venture agreements as described in Note 4 to Consolidated Financial Statements.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was
 .085% in 1999 and .075% in 1998 and 1997. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods. Management expects to renegotiate or replace the Credit Facility with a similar source of funds before the Credit Facility expires in December 2000.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility, which provides liquidity support for the commercial paper, expires in December 2000, the commercial paper borrowings at yearend 1999 have been classified as short-term borrowings. In 1998 and 1997, commercial paper borrowings were classified as long-term borrowings. As of December 31, 1999, the Company's short-term borrowings totaled $599 million, at interest rates ranging between 6.2% and 6.91%. The Company borrowed an additional $100 million prior to yearend 1999 as a precautionary measure related to the Year 2000 issue. These additional borrowings allowed the Company to meet certain January 2000 cash requirements without utilizing the commercial paper markets in early January 2000. At December 31, 1998, a total of $123 million of commercial paper was outstanding, at interest rates ranging between 5.25% and 5.81%. In 1997, Eastman issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay commercial paper borrowings outstanding at that time.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

During 1998, the Company issued $23 million of tax-exempt bonds at variable interest rates and in 1999 redeemed the bonds.

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

On June 9, 1999, the Company completed its acquisition of Lawter. The Company purchased all outstanding shares of Lawter common stock for $12.25 per share. The purchase price included cash consideration of approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million of Lawter's debt. The transaction was financed with available cash and commercial paper borrowings. In January 2000, the Company retired $125 million of Lawter's obligations, financed through commercial paper borrowings.

The Company is currently authorized to repurchase up to $400 million of its common stock. Under this authorization, a total of 1,094,800 shares of common stock at a cost of approximately $50 million were repurchased during 1999. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. Share repurchases are weighed against alternative uses for available cash.

The Company expects a significant decrease in Company contributions to its defined benefit pension plan in 2000 as a result of amendments to the plan in 1999 (discussed below) and significant return on plan assets during 1999.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.


DIVIDENDS                                       1999         1998         1997
Cash dividends declared per share             $  1.76      $  1.76      $  1.76

AMENDMENTS TO RETIREMENT PLAN

In June 1999, the Company announced amendments to its defined benefit pension plan, the Eastman Retirement Assistance Plan, effective January 1, 2000. The amendments were made to align retirement benefit costs with the Company's overall business strategies. Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service, and final average compensation as defined in the plans. The amended defined benefit pension plan will use a pension equity formula based on age, years of service, and final average compensation to calculate an employee's retirement benefit from January 1, 2000 forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.

The Company's 1999 pension expense was remeasured as of June 1, 1999 based on amended plan provisions and changes in certain plan assumptions. The plan amendments and changes in plan assumptions resulted in a decrease in 1999 pension expense of approximately $37 million. Approximately $24 million related to plan amendments and $13 million related to changes in plan assumptions.

The plan experienced a significant return on plan assets during 1999 (approximately 23%). This will reduce plan expense in 2000 and later years. Annual pension expense and funding are expected to be lower under the provisions of the amended plan.

ENVIRONMENTAL

Certain of the Company's manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur closure/postclosure costs relating to environmental remediation pursuant to the federal Resource Conservation and Recovery Act. Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, the Company does not believe its liability for these environmental matters, individually or in the aggregate, will be material to Eastman's consolidated financial position, results of operations, or competitive position. The Company's policy is to record such liabilities when loss amounts are probable and can be reasonably estimated.

The Company's environmental protection and improvement cash expenditures were approximately $220 million, $190 million, and $220 million in 1999, 1998, and 1997, respectively, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years, inflation has not had a material adverse impact on Eastman's costs, primarily because of price competition among suppliers of raw materials. The cost of raw materials is generally based on market price, although risk management tools may be utilized, as appropriate, to mitigate short-term market price fluctuations. Significant changes in raw materials prices, particularly petroleum derivatives, had a significant impact on costs in 1999, which the Company was not able to fully recapture in its pricing structure.

YEAR 2000 ISSUE UPDATE

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operation since January 1, 2000, the Company does not expect any significant impact to its on-going business as a result of the Year 2000 issue. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap-year related problems may occur with billing, payroll, or financial closings at month, quarter, or yearend. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company is not currently aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

The Company expended less than $20 million on Year 2000 readiness efforts over a period of several years. These efforts included replacing some outdated, non-compliant hardware and non-compliant software, as well as identifying and remediating Year 2000 problems.

HOLSTON DEFENSE CORPORATION

Holston Defense Corporation ("Holston"), a wholly-owned subsidiary of the Company, managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the "Facility") under contract with the Department of Army ("DOA") from 1949 until expiration of the contract (the "Contract") on December 31, 1998. The DOA awarded a contract to manage the Facility to a third party effective January 1, 1999.

The Contract provided for reimbursement of allowable costs incurred by Holston. The Company recognized liabilities associated with Holston's pension, other postretirement benefits and other termination costs in accordance with generally accepted accounting principles. A portion of such costs has been funded by the Company and subsequently reimbursed by the DOA.

The recording of previously unrecognized liabilities for pension and other termination costs had no effect on 1998 or 1999 earnings because the Company also recorded a receivable from the DOA for reimbursement of such amounts. Reimbursement of certain previously recognized pension and postretirement benefit costs have been or will be credited to earnings at the time of receipt of reimbursement from the DOA. See Note 19 to Consolidated Financial Statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is evaluating the effect of this standard on its financial statements and will comply with requirements of the new standard which become effective for the Company's 2001 financial reporting cycle.

OUTLOOK

Sales volume growth is expected to continue, driving higher utilization of capacity which the Company brought on-line in recent years. Although overall business conditions are expected to improve, higher costs for raw materials are expected to continue to negatively impact earnings in the near-term. The supply and demand balance for many of the Company's products, particularly EASTAPAK polymers, is expected to continue to improve, but sales volume for fibers is expected to continue to decline. Through aggressive cost management and actions taken during the fourth quarter 1999, the Company expects to achieve $100 million savings in labor-related costs during 2000 and to implement strategies by the end of 2000 which will achieve an additional $100 million savings in non-labor costs. To develop a portfolio which management believes would achieve the Company's strategies for growth and value creation, the Company continues to examine alternatives for diminishing the impact of specific products, such as fibers and PET, while maximizing value for other products, such as fine chemicals and polyethylene.

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

These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those projected in any such forward-looking statements:

- The Company has manufacturing and marketing operations throughout the world, with over 40% of the Company's revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company's revenues, expenses and results. Changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well the Company's results of operations.
- The Company has made and may continue to make acquisitions, divestitures and alliances, as part of its growth strategy. There can be no assurance that these will be completed or that such transactions will be beneficial to the Company's results of operations.
- The Company has undertaken and may continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial or that estimated cost savings from such activities will be realized.
- In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized or not be sufficient to cover increased raw materials costs.
- The Company's competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.
- The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced.
- Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses and results.

- The Company's facilities are subject to complex environmental laws and regulations which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based and depend on a number of factors including the nature of the allegation, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other PRPs at multi-party sites, and the number and financial viability of other PRPs.
- The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure represents management's best judgment as of the date of filing. The Company does not undertake responsibility for updating such information.

----------------------------
EASTAPAK, EASTMAN HIFOR, EpB, MXSTEN, NPG, and
SPECTAR are trademarks of Eastman Chemical Company.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include short-term commercial paper and long-term borrowings used to maintain liquidity and fund its business operations. The Company continues to utilize U.S. dollar-denominated commercial paper to fund capital requirements. The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than five years and denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

The Company determines its market risk utilizing sensitivity analysis, which measures the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates and/or foreign currency exchange rates. The market risk associated with the fair value of interest-rate-sensitive instruments assuming an instantaneous parallel shift in interest rates of 10% is approximately $90 million and an additional $10 million for each one percentage point change in interest rates thereafter. This exposure is primarily related to long-term debt with fixed interest rates. The market risk associated with foreign currency-sensitive instruments utilizing a modified Black-Scholes option pricing model and a 10% adverse move in the U.S. dollar relative to each foreign currency hedged by the Company is approximately $46 million ($39 million options; $7 million forwards) and an additional $4 million ($3 million options; $1 million forwards) for an additional one percentage point adverse change in foreign currency exchange rates. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ITEM                                                                                                 PAGE
Management's responsibility for financial statements                                                    37

Report of independent accountants                                                                       38

Consolidated statements of earnings, comprehensive income, and retained earnings                        39

Consolidated statements of financial position                                                           40

Consolidated statements of cash flows                                                                   41

Notes to consolidated financial statements                                                           42-68

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company and subsidiaries appearing on pages 39 through 68. Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with auditing standards generally accepted in the United States. Their report is included herein.

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

/s/ Earnest W. Deavenport, Jr.       /s/ James P. Rogers
--------------------------------     --------------------------------------
Earnest W. Deavenport, Jr.           James P. Rogers
Chairman of the Board and            Senior Vice President and
   Chief Executive Officer             Chief Financial Officer

January 28, 2000

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowners of Eastman Chemical Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 70 present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, on January 1, 1999, the Company adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."

/s/ PricewaterhouseCoopers LLP
-------------------------------------------
PRICEWATERHOUSECOOPERS LLP
New York, New York
January 28, 2000

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
                          INCOME, AND RETAINED EARNINGS
                 (Dollars in millions, except per share amounts)


                                                                   1999              1998             1997
                                                                 -------           -------           -------
Sales                                                            $ 4,590           $ 4,481           $ 4,678
Cost of sales                                                      3,768             3,546             3,582
                                                                 -------           -------           -------
Gross profit                                                         822               935             1,096

Selling and general administrative expenses                          355               316               337
Research and development costs                                       187               185               191
Employee separations and pension settlement/curtailment               53                --                62
Acquired in-process research and development                          25                --                --
                                                                 -------           -------           -------
Operating earnings                                                   202               434               506

Interest expense, net                                                126                96                87
Other (income) charges, net                                            4               (22)              (27)
                                                                 -------           -------           -------
Earnings before income taxes                                          72               360               446

Provision for income taxes                                            24               111               160
                                                                 -------           -------           -------

Net earnings                                                     $    48           $   249           $   286
                                                                 =======           =======           =======

Basic earnings per share                                         $   .61           $  3.15           $  3.66
                                                                 =======           =======           =======
Diluted earnings per share                                       $   .61           $  3.13           $  3.63
                                                                 =======           =======           =======

COMPREHENSIVE INCOME
Net earnings                                                     $    48           $   249           $   286
Other comprehensive income (loss)                                    (36)               19               (68)
                                                                 -------           -------           -------
Comprehensive income                                             $    12           $   268           $   218
                                                                 =======           =======           =======

RETAINED EARNINGS
Retained earnings at beginning of year                           $ 2,188           $ 2,078           $ 1,929
Net earnings                                                          48               249               286
Cash dividends declared                                             (138)             (139)             (137)
                                                                 -------           -------           -------
Retained earnings at end of year                                 $ 2,098           $ 2,188           $ 2,078
                                                                 =======           =======           =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Dollars in millions)


                                                                                    DECEMBER 31,
                                                                                1999             1998
                                                                              -------           -------
ASSETS
Current assets
      Cash and cash equivalents                                               $   186           $    29
      Trade receivables, net of allowance of $13 and $12                          572               624
      Miscellaneous receivables                                                    59               135
      Inventories                                                                 485               493
      Other current assets                                                        187               117
                                                                              -------           -------
         Total current assets                                                   1,489             1,398
                                                                              -------           -------

Properties
      Properties and equipment at cost                                          8,820             8,594
      Less:  Accumulated depreciation                                           4,870             4,560
                                                                              -------           -------
         Net properties                                                         3,950             4,034
                                                                              -------           -------

Goodwill, net of accumulated amortization of $14 and $5                           271                16
Other intangibles, net of accumulated amortization of $6 and $0                   175                 3
Other noncurrent assets                                                           418               399
                                                                              -------           -------

Total assets                                                                  $ 6,303           $ 5,850
                                                                              =======           =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
      Payables and other current liabilities                                  $ 1,009           $   959
      Borrowings due within one year                                              599                --
                                                                              -------           -------
         Total current liabilities                                              1,608               959

Long-term borrowings                                                            1,506             1,649
Deferred income tax credits                                                       485               415
Postemployment obligations                                                        789               712
Other long-term liabilities                                                       156               181
                                                                              -------           -------
      Total liabilities                                                         4,544             3,916
                                                                              -------           -------

Commitments and contingencies

Shareowners' equity
      Common stock ($0.01 par - 350,000,000 shares
         authorized; shares issued -- 84,512,004 and 84,432,114)                    1                 1
      Paid-in capital                                                              95                94
      Retained earnings                                                         2,098             2,188
      Other comprehensive loss                                                    (54)              (18)
                                                                              -------           -------
                                                                                2,140             2,265
      Less:  Treasury stock at cost (6,421,790 and 5,326,990 shares)              381               331
                                                                              -------           -------

      Total shareowners' equity                                                 1,759             1,934
                                                                              -------           -------

      Total liabilities and shareowners' equity                               $ 6,303           $ 5,850
                                                                              =======           =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)


                                                                       1999            1998            1997
                                                                      -----           -----           -----
Cash flows from operating activities
      Net earnings                                                    $  48           $ 249           $ 286
                                                                      -----           -----           -----

Adjustments to reconcile net earnings to net cash provided
      by operating activities, net of effect of acquisitions
         Depreciation and amortization                                  383             351             327
         Write-off of impaired assets                                    54              33              --
         Write-off of acquired in-process research and
             development                                                 25              --              --
         Provision (benefit) for deferred income taxes                  (18)             66               7
         (Increase) decrease in receivables                             163              19             (53)
         (Increase) decrease in inventories                              63              19             (65)
         Increase (decrease) in incentive pay and employee
             benefit liabilities                                        (69)             57             134
         Increase (decrease) in liabilities excluding
             borrowings, employee benefit liabilities, and
             incentive pay                                              115             (35)             60
         Other items, net                                               (20)            (28)              2
                                                                      -----           -----           -----
         Total adjustments                                              696             482             412
                                                                      -----           -----           -----

         Net cash provided by operating activities                      744             731             698
                                                                      -----           -----           -----

Cash flows from investing activities
      Additions to properties and equipment                            (292)           (500)           (749)
      Acquisitions and investments in joint ventures,
          net of cash acquired                                         (381)            (27)              5
      Additions to capitalized software                                 (24)             --              --
      Capital advances to suppliers                                     (21)            (21)            (21)
      Other items                                                         3               3              20
                                                                      -----           -----           -----

         Net cash used in investing activities                         (715)           (545)           (745)
                                                                      -----           -----           -----

Cash flows from financing activities
      Proceeds from long-term borrowings                                 --              24             295
      Net increase (decrease) in commercial paper borrowings            348             (90)            (82)
      Repayment of borrowings                                           (34)             --             (22)
      Dividends paid to shareowners                                    (138)           (138)           (138)
      Treasury stock purchases                                          (51)             --              (8)
      Other items                                                         3              18               7
                                                                      -----           -----           -----

         Net cash provided by (used in) financing activities            128            (186)             52
                                                                      -----           -----           -----

         Net change in cash and cash equivalents                        157              --               5

Cash and cash equivalents at beginning of year                           29              29              24
                                                                      -----           -----           -----

Cash and cash equivalents at end of year                              $ 186           $  29           $  29
                                                                      =====           =====           =====


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

         FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements of Eastman Chemical Company and subsidiaries ("Eastman" or the "Company") are prepared in conformity with generally accepted accounting principles and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The Consolidated Financial Statements include assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

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

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash, time deposits, and readily marketable securities with original maturities of three months or less.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         the straight-line method. For U.S. assets acquired before January 1, 1992, the Company generally uses accelerated methods to calculate the provision for depreciation.

         AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES

         Goodwill and other intangibles are amortized on a straight-line basis over the expected useful lives of the underlying assets, generally from 5 to 40 years.

         IMPAIRED ASSETS

         The Company reviews the carrying values of long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the fair value of the asset, generally based on discounted estimated future cash flows, is less than the carrying value of the asset. An impairment loss for assets to be disposed of is recognized when the fair value of the asset, less costs to dispose, is less than the carrying value of the asset.

         DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments are used by the Company in the management of its foreign currency exposures. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that changes in exchange rates will adversely affect the eventual dollar cash flows resulting from such transactions. The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the British pound, French franc, German mark, Japanese yen and the Euro). The Company's forward and option contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company's exposure to foreign currency risks. Gains and losses resulting from effective hedges of existing assets, liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings. Deferred premiums are generally included in other noncurrent assets and are amortized over the life of the contract. The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire and forward exchange contracts mature.

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

         Marketable securities held by the Company, currently common or preferred stock, are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported as a component of other comprehensive income in shareowners' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities. The Company includes these investments in other noncurrent assets.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Other equity investments, for which fair values are not readily determinable, are carried at historical cost and are included in other noncurrent assets.

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

         COMPUTER SOFTWARE COSTS

         On January 1, 1999, the Company adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires the capitalization of certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use. Capitalized software costs will be amortized on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service. The adoption of this standard resulted in capitalization in 1999 of $24 million, of which $2 million was amortized, for certain internal-use software costs which otherwise would have been expensed. The impact on 1999 net earnings was approximately $14.7 million or $0.19 per diluted share. No restatement of prior year results was required.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         COMPREHENSIVE INCOME

         Components of other comprehensive income (loss) include cumulative translation adjustments, additional minimum pension liabilities, and unrecognized gain or loss on investments. Amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

         RECLASSIFICATIONS

         The Company has reclassified certain 1998 and 1997 amounts to conform to the 1999 presentation.

2.       INVENTORIES


                                                                                    DECEMBER 31,
         (Dollars in millions)                                                 1999              1998
                                                                            --------            --------
         At FIFO or average cost (approximates current cost)
                Finished goods                                              $    404            $    409
                Work in process                                                  128                 138
                Raw materials and supplies                                       210                 203
                                                                            --------            --------
                    Total inventories                                            742                 750
                Reduction to LIFO value                                         (257)               (257)
                                                                            --------            --------
         Total inventories at LIFO value                                    $    485            $    493
                                                                            ========            ========

         Inventories valued on the LIFO method were approximately 70% of total inventories in 1999 and 1998.

3.       PROPERTIES AND ACCUMULATED DEPRECIATION

         PROPERTIES AT COST


         (Dollars in millions)                                                 1999               1998
                                                                            --------            --------
         Balance at beginning of year                                       $  8,594            $  8,104
              Additions                                                          393                 539
              Deductions                                                        (167)                (49)
                                                                            --------            --------
         Balance at end of year                                             $  8,820            $  8,594
                                                                            ========            ========

         Properties
              Land                                                          $     61            $     45
              Buildings and building equipment                                   884                 766
              Machinery and equipment                                          7,685               7,414
              Construction in progress                                           190                 369
                                                                            --------            --------
         Balance at end of year                                             $  8,820            $  8,594
                                                                            ========            ========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (Dollars in millions)                                                1999                1998
                                                                            --------            --------
         ACCUMULATED DEPRECIATION

         Balance at beginning of year                                       $  4,560            $  4,223
              Provision for depreciation                                         368                 351
              Deductions                                                         (58)                (14)
                                                                            --------            --------
         Balance at end of year                                             $  4,870            $  4,560
                                                                            ========            ========

         Construction-period interest of $336 million, $325 million, and $295 million, reduced by accumulated depreciation of $157 million, $141 million, and $125 million is included in cost of properties at December 31, 1999, 1998, and 1997, respectively.

         Depreciation expense was $368 million, $351 million, and $327 million for 1999, 1998, and 1997, respectively.

4.       EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

         Eastman has a 50% interest in Genencor International, a joint venture engaged in developing, manufacturing, and marketing industrial enzymes and other fine and specialty chemicals, accounted for under the equity method and included in other noncurrent assets. At December 31, 1999 and 1998, Eastman's equity in the joint venture was $157 million and $148 million, respectively. The Company guarantees a portion of the joint venture's third-party borrowings. Such guarantees are not considered material to Eastman. Management believes, based on current facts and circumstances and the joint venture's financial position, that the likelihood of a payment pursuant to such guarantees is remote.

         Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture engaged in the manufacture of cellulose esters at its Kingsport, Tennessee plant, accounted for under the equity method. The Company guarantees a portion of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. At December 31, 1999 and 1998, Eastman had a negative investment in the joint venture of $41 million for both periods, representing the recognized portion of the venture's accumulated deficits and the debt guarantee that it has a commitment to fund, as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992, and 1993. Eastman is amortizing the deferred credit to earnings over a 10-year period.

         Eastman has entered into an agreement with a supplier that guarantees the Company's right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In return, the Company paid a total of $239 million to the supplier through 1999 and approximately $218 million through December 31, 1998. The Company defers and amortizes those costs over the 15-year period during which the product is received. The Company began amortizing those costs in 1993 and has recorded accumulated amortization of $112 million and $96 million at December 31, 1999 and 1998, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       PAYABLES AND OTHER CURRENT LIABILITIES


                                                                                   DECEMBER 31,
         (Dollars in millions)                                                1999                1998
                                                                            --------            --------
         Trade creditors                                                    $    323            $    265
         Accrued payrolls, vacation, and variable-incentive compensation         143                 174
         Accrued pension liabilities - current                                    --                 182
         Accrued taxes                                                           112                  58
         Other                                                                   431                 280
                                                                            --------            --------
              Total                                                         $  1,009            $    959
                                                                            ========            ========

6.       BORROWINGS


                                                                                    DECEMBER 31,
         (Dollars in millions)                                                1999                1998
                                                                            --------            --------
         SHORT-TERM BORROWINGS
         Commercial paper                                                   $    398            $     --
         Notes payable                                                           125                  --
         Other                                                                    76                  --
                                                                            --------            --------
              Total short-term borrowings                                   $    599            $     --
                                                                            --------            --------

         LONG-TERM BORROWINGS
         6 3/8% notes due 2004                                              $    500            $    500
         Variable interest rate tax-exempt bonds due 2022                         --                  23
         7 1/4% debentures due 2024                                              496                 495
         7 5/8% debentures due 2024                                              200                 200
         7.60% debentures due 2027                                               297                 296
         Commercial paper                                                         --                 123
         Other                                                                    13                  12
                                                                            --------            --------
              Total long-term borrowings                                    $  1,506            $  1,649
                                                                            --------            --------
              Total borrowings                                              $  2,105            $  1,649
                                                                            ========            ========


         Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The annual rate for such fee was 0.085% in 1999 and 0.075% in 1998 and 1997. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

         Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. As commercial paper is supported by the Credit Facility that expires in December 2000, the commercial paper borrowings at yearend 1999 have been classified as short-term borrowings. In 1998, commercial paper borrowings were classified as long-term borrowings. As of December 31, 1999, the Company's short-term borrowings totaled $599 million, at interest rates ranging between 6.2% and 6.91%.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company borrowed an additional $100 million prior to yearend 1999 as a precautionary measure related to the Year 2000 issue. These additional borrowings assured our ability to meet certain January 2000 cash requirements without utilizing the commercial paper markets in early January 2000. At December 31, 1998, a total of $123 million of commercial paper was outstanding, at interest rates ranging between 5.25% and 5.81%. In 1997, Eastman issued $300 million of 7.60% debentures due February 1, 2027, and used the proceeds to repay commercial paper borrowings outstanding at that time.

         During 1998, the Company issued $23 million of tax-exempt bonds at variable interest rates and in 1999 redeemed the bonds.

         In January 2000, the Company retired $125 million of Lawter International, Inc.'s ("Lawter") notes, with interest rates of 6.33% and 6.91%, and financed this with commercial paper. Consequently, these notes are classified in the consolidated financial statements at December 31, 1999 as short-term borrowings.

7.       SHAREOWNERS' EQUITY


         (Dollars in millions)                                               1999             1998             1997
                                                                         ------------     ------------     ------------
         Common stock at par value                                       $          1     $          1     $          1
                                                                         ------------     ------------     ------------

         Paid-in capital
              Balance at beginning of year                                         94               77               37
              Additions                                                             1               17               40
                                                                         ------------     ------------     ------------
              Balance at end of year                                               95               94               77
                                                                         ------------     ------------     ------------

         Retained earnings                                                      2,098            2,188            2,078
                                                                         ------------     ------------     ------------

         Accumulated other comprehensive income (loss)
              Balance at beginning of year                               $        (18)    $        (37)    $         31
              Change in cumulative translation adjustment                         (46)              24              (52)
              Change in unfunded minimum pension liability                          7               (5)             (16)
              Change in unrecognized gain or loss on investment                     3               --               --
                                                                         ------------     ------------     ------------
              Balance at end of year                                              (54)             (18)             (37)
                                                                         ------------     ------------     ------------

              Treasury stock at cost                                             (381)            (331)            (366)
                                                                         ------------     ------------     ------------

         Total                                                           $      1,759     $      1,934     $      1,753
                                                                         ============     ============     ============

         Shares of common stock issued(1)
              Balance at beginning of year                                 84,432,114       84,144,672       83,386,459
              Issued for employee compensation and
                  benefit plans                                                79,890          287,442          758,213
                                                                         ------------     ------------     ------------
              Balance at end of year                                       84,512,004       84,432,114       84,144,672
                                                                         ============     ============     ============

         (1)  Includes shares held in treasury.

         The Company has authority to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in 1999, 1998, and 1997.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         The Company repurchased 1,094,800 shares of Eastman common stock at a cost of approximately $50 million in 1999, no shares in 1998, and 140,801 shares at a cost of $8 million in 1997. Repurchased common shares may be used to meet common stock requirements for benefit plans and other corporate purposes. Treasury stock at a cost of approximately $33 million (536,188 shares) and $1 million (18,018 shares) were reissued in 1998 and 1997, respectively. The Company's charitable foundation held 158,424 shares of Eastman common stock at December 31, 1999 and December 31, 1998 and 184,557 shares at December 31, 1997.

         For 1999, 1998, and 1997, respectively, the weighted average number of common shares outstanding used to compute basic earnings per share was
         78.2 million, 78.9 million, and 78.1 million and for diluted earnings per share was 78.4 million, 79.5 million, and 78.8 million, reflecting the effect of dilutive options outstanding. Excluded were options to purchase 2,331,341 shares of common stock at a range of prices from $48.4375 to $74.25; 994,503 shares of common stock at a range of prices from $56.875 to $74.25; and 790,324 shares of common stock at a range of prices from $59.00 to $74.25, outstanding at the end of 1999, 1998, and 1997, respectively.

         In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's shareowners and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. A total of 574,000 shares will become exercisable through October 19, 2001, if both the stock price and time vesting conditions are met. At December 31, 1999, 45,920 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the stock price conditions to exercise had not been met as to any of the shares as of December 31, 1999, 1998, and 1997.

8.       IMPAIRMENT OF ASSETS

         In 1999, the Company recorded pre-tax charges to earnings of $10 million ($6.7 million after tax) for the write-off of construction in progress related to an epoxybutene ("EpB") plant project which was terminated and determined to have no future value. These charges were recorded in Cost of Sales for the Specialty and Performance segment.

         In first quarter 1999, the Company announced a phase-out of operations at Distillation Products Industries in Rochester, New York. The Company recorded pre-tax charges to earnings of $9 million ($6 million after

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         tax) for costs associated with employee termination benefits and the write-down of plant and equipment used at the site. These charges were recorded in Cost of Sales for the Specialty and Performance segment.

         During the fourth quarter 1999, the Company decided to discontinue production at its sorbates facilities in Chocolate Bayou, Texas effective June 30, 2000. The projected economic performance and cash flows for this product line were determined to be insufficient for remaining in this business. The Company recorded a pre-tax charge to earnings of $17 million ($11.4 million after tax) for the write-down of plant and equipment used at the site. This charge was recorded in Cost of Sales for the Specialty and Performance segment.

         In the fourth quarter 1999, the Company recorded pre-tax charges to earnings of $16.3 million ($10.9 million after tax) for the write-off of construction in progress related to a purified terephthalic acid ("PTA") plant project. This project was terminated due to unfavorable market conditions and unsuccessful discussions with several potential buyers of this product. A significant portion of the construction in progress was determined to have no alternative use and no future value. This charge was recorded in Cost of Sales for the Core Plastics segment.

         In the fourth quarter 1998, the Company recorded a pre-tax charge to earnings of $20.3 million ($14.1 million after tax) for the write-down of property, plant and equipment used in the production of CHDA, a product sold in the Specialty and Performance segment. Based on responses from customers surveyed in the fourth quarter 1998, market outlook and estimated future cash flows for this product declined significantly. The carrying values of assets related to CHDA production were written down to fair market value based on estimated discounted future cash flows. The charge was recorded in Cost of Sales for the Specialty and Performance segment.

         The Company also recorded in the fourth quarter 1998 a pre-tax charge to earnings of $12.4 million ($8.6 million after tax) for the write-off of construction in progress related to an EASTOTAC expansion project and an EpB plant project. Process improvements leading to increased EASTOTAC manufacturing capacity at the existing Longview, Texas plant and a planned joint venture in China lead to cancellation of the EASTOTAC expansion project. A portion of work done to date on an EpB plant project had no future value. The EASTOTAC expansion project and EpB plant project costs were written off and recorded in Cost of Sales for the Specialty and Performance segment.

9.       ACQUISITION OF LAWTER INTERNATIONAL, INC.

         On June 9, 1999, the Company completed its acquisition of Lawter for cash consideration of approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million of Lawter's debt. Lawter develops, produces and markets specialty products for the inks and coatings market.

         The acquisition of Lawter has been accounted for by the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values. Goodwill and other intangible assets are approximately $455 million, representing the excess of cost over the estimated fair value of net tangible assets acquired. Based on an independent appraisal completed in the fourth quarter 1999, purchased in-process research and development, for which no alternative uses exist, was valued at $25 million. A charge for this amount was recognized in the fourth quarter 1999. Goodwill will be amortized on a straight-line basis over 40 years. Other intangibles will be amortized on a straight-line basis over 5-40 years.

         The Company has included in its consolidated financial statements the results of operations of Lawter from the date of acquisition. Assuming this acquisition had been made at January 1, 1999, 1998, and 1997, the proforma results for the years then ended would not be materially different from reported results.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      STOCK OPTION AND COMPENSATION PLANS

         OMNIBUS PLAN

         Eastman's 1997 Omnibus Long-Term Compensation Plan (the "1997 Omnibus Plan"), which is substantially similar to and intended to replace the 1994 Omnibus Long-Term Compensation Plan (the "1994 Omnibus Plan"), provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights, performance shares, and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. No new awards have been made under the 1994 Omnibus Plan following the effectiveness of the 1997 Omnibus Plan. Outstanding grants and awards under the 1994 Omnibus Plan are unaffected by the replacement of the 1994 Omnibus Plan with the 1997 Omnibus Plan. The 1997 Omnibus Plan provides that options can be granted through April 30, 2002, for the purchase of Eastman common stock at an option price not less than 50% of the per share fair market value on the date of the stock option's grant. Substantially all grants awarded under the 1994 Omnibus Plan and under the 1997 Omnibus Plan have been at option prices equal to the fair market value on the date of grant. Options typically become exercisable 50% one year after grant and 100% after two years and expire 10 years after grant. There is a maximum of 7 million shares of common stock available for option grants and other awards during the term of the 1997 Omnibus Plan. The maximum number of shares of common stock with respect to one or more options and/or SARs that may be granted during any one calendar year under the 1997 Omnibus Plan to the Chief Executive Officer or to any of the next four most highly compensated executive officers (each, a "Covered Employee") is 200,000. The maximum fair market value of any awards (other than options and SARs) that may be received by a Covered Employee during any one calendar year under the 1997 Omnibus Plan is equal to the fair market value of 100,000 shares of common stock as of December 31 of the preceding year.

         DIRECTOR LONG-TERM COMPENSATION PLAN

         Eastman's 1999 Director Long-Term Compensation Plan (the "Director Plan") which is substantially similar to and intended to replace the 1994 Director Long-Term Compensation Plan, provides for grants of nonqualified stock options and restricted shares to nonemployee members of the Board of Directors. No new awards have been made under the 1994 Director Long-Term Compensation Plan, following the effectiveness of the 1999 Director Plan. Outstanding grants and awards under the 1994 Director Long-Term Compensation Plan are unaffected by the replacement of the 1994 Director Plan with the 1999 Director Plan. Shares of restricted stock are granted upon the first day of the directors' initial term of service, and nonqualified stock options are granted each year following the annual meeting of shareowners. The Director Plan provides that options can be granted through the later of May 1, 2003 or the date of the annual meeting of shareowners in 2003 for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of the grant. The options vest in 50% increments on the first two anniversaries of the grant date.

         NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

         Eastman's 1996 Nonemployee Director Stock Option Plan provides for grants of nonqualified stock options to nonemployee members of the Board of Directors in lieu of all or a portion of each member's annual retainer. The Nonemployee Director Stock Option Plan provides that options may be granted for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of grant. The options become exercisable six months after the grant date. The maximum number of shares of Eastman common stock available for grant under the Plan is 150,000.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         STOCK OPTION BALANCES AND ACTIVITY

         The Company applies intrinsic value accounting for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings and earnings per share would be reduced to the unaudited pro forma amounts indicated below.


         (Dollars in millions, except per share amounts)                 1999         1998        1997
                                                                        ------       ------      ------
         Net earnings                      As reported                  $   48       $  249      $  286
                                           Pro forma                    $   45       $  248      $  285

         Basic earnings per share          As reported                  $  .61       $ 3.15      $ 3.66
                                           Pro forma                    $  .58       $ 3.14      $ 3.65

         Diluted earnings per share        As reported                  $  .61       $ 3.13      $ 3.63
                                           Pro forma                    $  .57       $ 3.12      $ 3.62

         The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 1999, 1998, and 1997, respectively, include: average expected volatility of 25.48%, 20.87%, and 21.61%; average expected dividend yield of 4.05%, 3.07%, and 2.92%; and average risk-free interest rates of 5.74%, 5.48%, and 6.14%. An expected option term of six years for all periods was developed based on historical experience information. The expected term for reloads was considered as part of this calculation and is equivalent to the remaining term of the original grant at the time of reload.

         Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         A summary of the status of the Company's stock option plans is presented below:


                                                 1999                       1998                         1997
                                        ----------------------    ------------------------     -----------------------
                                                     WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                      AVERAGE                     AVERAGE                     AVERAGE
                                                     EXERCISE                    EXERCISE                    EXERCISE
                                         OPTIONS       PRICE        OPTIONS        PRICE         OPTIONS       PRICE
                                        ----------------------    ------------------------     -----------------------

Outstanding at beginning of year        3,865,101    $    51       3,716,208     $     50      3,216,437     $     47
      Granted                           1,019,977         47         479,446           57        623,735           60
      Exercised                            81,504         39         316,360           42        123,964           40
      Forfeited or canceled                18,617         57          14,193           64             --           --
                                        --------------------      -----------------------      ----------------------
Outstanding at end of year              4,784,957    $    50       3,865,101     $     51      3,716,208     $     50
                                        =========                 ==========                   =========

Options exercisable at yearend          3,400,079                  3,267,275                   2,842,573
                                        =========                 ==========                   =========
Weighted-average fair value of
      options granted during the year                $  9.82                      $ 12.40                     $  14.65
Available for grant at end of year      7,503,969                  8,439,445                   8,766,755
                                        =========                 ==========                   =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The following table summarizes information about stock options outstanding at December 31, 1999:


                                  OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                       ---------------------------------------------           -------------------------
                                           WEIGHTED-
                                            AVERAGE        WEIGHTED-                           WEIGHTED-
         RANGE OF         NUMBER           REMAINING        AVERAGE               NUMBER        AVERAGE
         EXERCISE      OUTSTANDING        CONTRACTUAL      EXERCISE            EXERCISABLE     EXERCISE
          PRICES       AT 12/31/99           LIFE           PRICE              AT 12/31/99       PRICE
         --------      -----------        ----------       ---------           -----------     ---------

         $31-$40         287,151          2.8  Years       $  35                  246,231       $  34
              42           6,000          9.8                 42                        0          --
           43-44       1,440,034          4.0                 43                1,440,034          43
           45-46         719,351          9.0                 46                      551          45
           48-63       1,766,777          6.8                 57                1,147,619          57
           64-74         565,644          5.4                 65                  565,644          65
                       ---------                                                ---------
         $31-$74       4,784,957          5.9              $  50                3,400,079       $  51
                       =========                                                =========


         EASTMAN INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN

         The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code which is a component of the Eastman Investment and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make contributions for substantially all U.S. employees equal to 5% of eligible compensation to either the ESOP, or for employees who have five or more prior ESOP contributions, to the Eastman Stock Fund within the Eastman Investment Plan. The Company also sponsors an employee stock ownership plan, which is substantially similar to the ESOP, for its international employees. Allocated shares in the ESOP totaled 3,249,519, 2,626,880, and 2,289,826 as of December 31, 1999, 1998, and 1997, respectively.

         Compensation expense is measured based on the fair value of the shares contributed to or committed to be contributed to the EIP/ESOP. The shares are allocated to participant accounts and held by the EIP/ESOP until distributed to the employees at a future date, such as on the date of termination or retirement, or until moved by the employee to other investment funds within Eastman Investment Plan. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

         Charges for contributions to the EIP/ESOP were $37 million, $36 million, and $36 million for 1999, 1998, and 1997, respectively. Charges related to 1998 and 1997 were previously reported as part of the Eastman Performance Plan.

         EASTMAN PERFORMANCE PLAN

         The Eastman Performance Plan (the "EPP") places a portion of each employee's annual compensation at risk and provides a lump-sum payment to plan participants based on the Company's financial performance. The EPP previously included a cash component and a stock component, but effective for performance year 1999, the stock component was separated from the EPP. Beginning with performance year 1999, the stock

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         component is reported as a Company contribution to the EIP/ESOP. Charges for the stock component of the EPP in 1998 and 1997 have been reclassified and reported above as part of the EIP/ESOP.

         Charges under the EPP were $3 million, $30 million, and $45 million in 1999, 1998, and 1997, respectively.

         ANNUAL PERFORMANCE PLAN

         Eastman's managers and executive officers participate in an Annual Performance Plan (the "APP"), which places a portion of annual cash compensation at risk based upon Company performance as measured by specified annual goals. Charges under the APP for 1999, 1998, and 1997 were $13 million, $8 million, and $11 million, respectively.

         UNIT PERFORMANCE PLAN

         Beginning in 2000, Eastman managers and executive officers will also participate in a new variable compensation plan, the Unit Performance Plan (the "UPP"), under which a portion of annual cash compensation is at risk based upon organizational unit performance and the attainment of individual objectives and expectations. The portion of a participant's targeted pay that is at risk under the existing APP and the new UPP will be equal to the portion of the targeted pay that would have been at risk under the APP.

11.      INCOME TAXES

         Components of earnings before income taxes and the provision for U.S. and other income taxes follow:


         (Dollars in millions)                          1999            1998            1997
                                                       ------          ------          ------
         Earnings (loss) before income taxes
              United States                            $  185          $  463          $  541
              Outside the United States                  (113)           (103)            (95)
                                                       ------          ------          ------
         Total                                         $   72          $  360          $  446
                                                       ======          ======          ======

         Provision (benefit) for income taxes
              United States
                   Current                             $   31          $   35          $  134
                   Deferred                               (14)             64              14
              Non-United States
                   Current                                 10               6               6
                   Deferred                                (3)             (3)             (8)
              State and other
                   Current                                  1               4              13
                   Deferred                                (1)              5               1
                                                       ------          ------          ------
         Total                                         $   24          $  111          $  160
                                                       ======          ======          ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       Differences between the provision for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:


         (Dollars in millions)                              1999           1998            1997
                                                           ------         ------          ------
         Amount computed using the statutory rate          $   25         $  126          $  156
         State income taxes                                    --              6               9
         Foreign rate variance                                  7             (3)             (4)
         Foreign sales corporation benefit                     (7)           (24)             (8)
         ESOP dividend payout                                  (1)            (1)             (1)
         Other                                                 --              7               8
                                                           ------         ------          ------
         Provision for income taxes                        $   24         $  111          $  160
                                                           ======         ======          ======

         The 1998 foreign sales corporation benefit includes $12 million attributable to amended returns reflecting redetermined foreign sales corporation results for the years prior to 1998.

         The significant components of deferred tax assets and liabilities follow:


                                                           DECEMBER 31,
         (Dollars in millions)                          1999          1998
                                                        ----          ----
         Deferred tax assets
              Postemployment obligations                $285          $272
              Payroll and related items                   40            43
              Inventories                                 --             1
              Deferred revenue                            15            17
              Miscellaneous reserves                      51            29
              Preproduction and start-up costs            10            14
              Other                                       55            53
                                                        ----          ----
         Total                                          $456          $429
                                                        ====          ====

         Deferred tax liabilities
              Depreciation                              $775          $747
              Inventories                                  5            --
              Other                                       96            29
                                                        ----          ----
         Total                                          $876          $776
                                                        ====          ====

         Unremitted earnings of subsidiaries outside the United States totaling $145 million at December 31, 1999, are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

         Current income taxes payable totaling $81 million and $16 million are included in current liabilities at December 31, 1999 and 1998, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS


                                                           DECEMBER 31, 1999         DECEMBER 31, 1998
                                                         ---------------------      -------------------

                                                         RECORDED       FAIR        RECORDED     FAIR
         (Dollars in millions)                            AMOUNT       VALUE         AMOUNT     VALUE
                                                         --------     --------      --------   --------
         Long-term borrowings                            $  1,506     $  1,424      $  1,649   $  1,650
         Foreign exchange contracts                            28           87            46         67

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

         DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

         Eastman had currency options with maturities of not more than three years to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $639 million and $960 million at December 31, 1999 and 1998, respectively. The net unrealized gain deferred on such options was $59 million and $21 million as of December 31, 1999 and 1998, respectively. Those amounts, based on dealer-quoted prices, represent the estimated gain that would have been recognized had those hedges been liquidated at estimated market value on the last day of each year presented.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      COMMITMENTS

         LEASE COMMITMENTS

         Eastman leases facilities, principally property, machinery, and equipment, under cancelable, noncancelable, and month-to-month operating leases. Future lease payments, reduced by sublease income, follow:


         (Dollars in millions)

         Year ending December 31,
                2000                                       $  55
                2001                                          50
                2002                                          36
                2003                                          22
                2004                                          12
                2005 and beyond                               82
                                                           -----
         Total minimum payments required                   $ 257
                                                           =====


         If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Management believes, based on current facts and circumstances and current values of such equipment, that a material payment pursuant to such guarantees is remote.

         Rental expense, net of sublease income, was $83 million, $83 million, and $80 million in 1999, 1998, and 1997, respectively.

         OTHER COMMITMENTS

         The Company had various purchase commitments at the end of 1999 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.5 billion. Eastman has other long-term commitments relating to joint venture agreements as described in Note 4 to Consolidated Financial Statements.

         In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables totaling $150 million have been sold to the third party. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net, in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

14.      RETIREMENT PLANS

         Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Prior to 2000, benefits were calculated using a traditional defined benefit formula based on age, years of service, and the employees' final average compensation as defined in the plans. Effective January 1, 2000, the defined benefit pension plan, the Eastman Retirement Assistance Plan, has been amended. Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service, and final average compensation as defined in the plans. The

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         amended defined benefit pension plan will use a pension equity formula based on age, years of service, and final average compensation to calculate an employee's retirement benefit from January 1, 2000 forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.

         Benefits are paid to employees from trust funds. Contributions to the plan are made as permitted by laws and regulations.

         Pension coverage for employees of Eastman's international operations is provided, to the extent deemed appropriate, through separate plans. The Company systematically provides for obligations under such plans by depositing funds with trustees, under insurance policies, or by book reserves.

         A summary balance sheet of the change in plan assets during 1999 and 1998, the funded status of the plans, amount recognized in the statement of financial position, and the assumptions used to develop the projected benefit obligation for the Company's U.S. defined pension plans are provided in the following tables. Non-U.S. plans are not material.


         SUMMARY BALANCE SHEET

         (Dollars in millions)
                                                                             1999              1998

         CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation, beginning of year                             $  1,511          $  1,346
         Service cost                                                            41                47
         Interest cost                                                           87               100
         Plan amendments                                                       (241)               --
         Actuarial loss (gain)                                                  (54)              133
         Curtailments/settlements                                              (429)               20
         Benefits paid                                                          (38)             (135)
                                                                           --------          --------
         Benefit obligation, end of year                                   $    877          $  1,511
                                                                           ========          ========

         CHANGE IN PLAN ASSETS:
         Fair value of plan assets, beginning of year                      $    990          $    857
         Actual return on plan assets                                           232               137
         Company contributions                                                  145               128
         Benefits paid                                                         (456)             (132)
                                                                           --------          --------
         Fair value of plan assets, end of year                            $    911          $    990
                                                                           ========          ========

         Benefit obligations in excess of (less than) plan assets          $    (34)         $    521
         Unrecognized actuarial (loss) gain                                       7              (279)
         Unrecognized prior service (decrease) cost                             140               (40)
         Unrecognized net transition asset                                       12                27
                                                                           --------          --------
         Net amount recognized, end of year                                $    125          $    229
                                                                           ========          ========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             1999       1998

         AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
              CONSIST OF:
         Accrued benefit cost                                               $  125     $  229
         Additional minimum liability                                           23         33
         Accumulated other comprehensive income                                (23)       (33)
                                                                            ------     ------
         Net amount recognized, end of year                                 $  125     $  229
                                                                            ======     ======


         Eastman's worldwide net pension cost was $58 million, $93 million, and $59 million in 1999, 1998, and 1997, respectively.

         A summary of the components of net periodic benefit cost recognized for Eastman's U.S. defined benefit pension plans follow:


         SUMMARY OF BENEFIT COSTS

         (Dollars in millions)                                     1999            1998            1997

         COMPONENTS OF NET PERIODIC BENEFIT COST:
         Service cost                                             $   42          $   47          $   49
         Interest cost                                                86              93             103
         Expected return on assets                                   (78)            (73)            (99)
         Amortization of:
              Transition asset                                        (6)             (4)             (7)
              Prior service cost                                      (5)              5               5
              Actuarial loss                                          14              19               3
                                                                  ------          ------          ------
         Net periodic benefit cost                                $   53          $   87          $   54
                                                                  ======          ======          ======

         WEIGHTED-AVERAGE ASSUMPTIONS AS OF END OF YEAR:
         Discount rate                                              8.15%           6.75%           7.25%
         Expected return on plan assets                             9.50%           9.50%           9.50%
         Rate of compensation increase                              4.50%           3.75%           4.00%

         In 1999, the Company recorded a $12 million gain ($8 million after tax) for the partial settlement of pension benefit liabilities resulting from a large number of employee retirements related to a voluntary and involuntary separation program. In 1998, a partial settlement and curtailment of pension and other postemployment benefit liabilities resulted from the expiration of the Holston Defense Corporation contract. This resulted in recognition of approximately $35 million of previously unrecognized liabilities, but had no effect on earnings because the Company also recorded a receivable from the Department of Army for expected reimbursement of such amounts (see Note 19 to Consolidated Financial Statements). In 1997, the Company recorded a $62 million charge ($40 million after tax) for the partial settlement and curtailment of pension and other postemployment benefit liabilities resulting from a large number of employee retirements.

15.      POSTRETIREMENT WELFARE PLANS

         Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

         The following tables set forth the status of the Company's U.S. plans at December 31, 1999 and 1998:


         SUMMARY BALANCE SHEET

         (Dollars in millions)                                               1999            1998

         CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation, beginning of year                              $  617          $  584
         Service cost                                                            7               8
         Interest cost                                                          43              39
         Plan amendments                                                         1              --
         Actuarial loss (gain)                                                 (50)             --
         Curtailments/settlements                                               --               4
         Benefits paid                                                         (31)            (18)
                                                                            ------          ------
         Benefit obligation, end of year                                    $  587          $  617
                                                                            ======          ======

         CHANGE IN PLAN ASSETS:
         Fair value of plan assets, beginning of year                       $   45          $   34
         Actual return on plan assets                                           --               3
         Company contributions                                                  21              27
         Plan participants' contributions                                        1              --
         Benefits paid                                                         (26)            (19)
                                                                            ------          ------
         Fair value of plan assets, end of year                             $   41          $   45
                                                                            ======          ======

         Benefit obligations in excess of plan assets                       $  546          $  572
         Unrecognized actuarial loss                                           (47)           (101)
         Unrecognized prior service cost                                        39              42
                                                                            ------          ------
         Net amount recognized, end of year                                 $  538          $  513
                                                                            ======          ======

         AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
              CONSIST OF:
         Accrued benefit cost                                               $  538          $  513
                                                                            ------          ------
         Net amount recognized, end of year                                 $  538          $  513
                                                                            ======          ======


         A 1% increase in health care cost trend would increase the 1999 service and interest costs by $2.5 million, and the 1999 benefit obligation by $35.7 million. A 1% decrease in health care cost trend would decrease the 1999 service and interest costs by $2.1 million, and the 1999 benefit obligation by $30.4 million.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The net periodic postretirement benefit cost follows:

         SUMMARY OF BENEFIT COSTS


         (Dollars in millions)                                     1999            1998            1997

         COMPONENTS OF NET PERIODIC BENEFIT COST:
         Service cost                                             $    7          $    8          $    9
         Interest cost                                                42              39              38
         Expected return on assets                                    (2)             (2)             (2)
         Amortization of:
              Prior service cost                                      (3)             (4)             (2)
              Actuarial loss                                           2               1              --
                                                                  ------          ------          ------
         Net periodic benefit cost                                $   46          $   42          $   43
                                                                  ======          ======          ======

         WEIGHTED-AVERAGE ASSUMPTIONS AS OF END OF YEAR:
         Discount rate                                              8.15%           6.75%           7.25%
         Expected return on plan assets                             9.00%           9.00%           9.00%
         Rate of compensation increase                              4.50%           3.75%           4.00%
         Health care cost trend
              Initial                                               7.00%           7.00%           7.00%
              Decreasing to ultimate trend of                       5.25%           4.75%           5.00%
                  in year                                           2005            2004            2002

         In 1998, a partial settlement and curtailment of pension and other postemployment benefit liabilities resulted from the December 31, 1998, expiration of the Holston Defense Corporation contract. This resulted in recognition of approximately $35 million of previously unrecognized liabilities, but had no effect on earnings because the Company also recorded a receivable from the Department of Army for expected reimbursement of such amounts (see Note 19 to Consolidated Financial Statements). In 1997, the Company recorded a $62 million charge ($40 million after tax) for the partial settlement and curtailment of pension and other postemployment benefit liabilities resulting from a large number of employee retirements.

16.      EMPLOYEE SEPARATIONS AND PENSION SETTLEMENT

         In the fourth quarter 1999, the Company recorded a net pre-tax charge of $53.4 million ($36.1 million after tax) for employee termination allowance resulting from voluntary and involuntary employee separations which occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. About 760 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. As of December 31, 1999, approximately $6 million had been paid out under the separation programs and a balance of $65 million, which will be paid substantially during 2000, was accrued and is included in other current liabilities in the Consolidated Statement of Financial Position.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During the fourth quarter 1999, the Company recorded the following amounts in the Consolidated Statement of Earnings in connection with the employee separations and pension settlement:


                 (Dollars in millions)

                 Termination allowance                          $   70.6
                 Gain on pension settlement                        (11.9)
                 Reduction in vacation accrual                      (6.5)
                 Other                                               1.2
                                                                --------
                       Total                                    $   53.4
                                                                ========

17.      SEGMENT INFORMATION

         Recently, the Company reorganized its management structure into two major business groups--chemicals and polymers--to enhance customer focus, accountability and efficiency. The businesses, products, management, operations, and reporting of financial and other matters of the Company are transitioning to support the new organization. Effective with the first quarter 2000, two operating segments--the Chemicals segment and the Polymers segment--will be reported, reflecting the restructured management and internal financial reporting of the Company. At that time, prior periods will be restated to conform to the new segment structure. The Chemicals segment will include fine chemicals; performance chemicals and intermediates; and chemicals and specialty polymers supplied to the inks, coatings, adhesives, sealants, and textile industries. The Polymers segment will include container plastics, specialty plastics, and fiber products. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates--as discussed below.

         The Specialty and Performance segment contains products that are sold to customers that base their buying decisions principally on product performance attributes. The major products in this segment include specialty plastics, chemicals and specialty polymers supplied to the inks, coatings, adhesives, sealants, and textile industries, fine chemicals, performance chemicals, and fibers. Targeted markets for this segment are diverse and include medical, electronics, pharmaceutical, agricultural, recreation, consumer durables, photographic, additives for fibers and plastics, adhesives, sealants, food and beverages, nutrition, cosmetics, textiles, construction, coatings, inks, paints, filters, and specialty plastics and specialty packaging applications. Competitive factors for this segment include price, product performance, reliability of supply, customer service, environmental responsibility, and technical competence. Specialty plastics are sold to selected niche markets primarily in North America for value-added end uses. Coatings and paint raw materials are sold primarily to North American industrial concerns. The principal markets for Eastman's fine chemicals are largely U.S. photographic, agricultural, and pharmaceutical companies. Performance chemicals are sold primarily to North American industries as additives for fibers and plastics, raw materials for adhesives and sealants, food and beverage ingredients and other performance products. Acetate tow is sold worldwide to the tobacco industry for use in cigarette filters. The operations of Holston Defense Corporation are included in the Specialty and Performance segment (see Note 19 to Consolidated Financial Statements).

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


         (Dollars in millions)                           1999              1998             1997
         SALES
                Specialty and Performance              $ 2,850           $ 2,736           $ 2,878
                Core Plastics                            1,067             1,071             1,067
                Chemical Intermediates                     673               674               733
                                                       -------           -------           -------
                   Consolidated Eastman total          $ 4,590           $ 4,481           $ 4,678
                                                       =======           =======           =======

         OPERATING EARNINGS (LOSS)(1)
                Specialty and Performance              $   275           $   357           $   452
                Core Plastics                             (118)              (40)              (92)
                Chemical Intermediates                      45               117               146
                                                       -------           -------           -------
                   Consolidated Eastman total          $   202           $   434           $   506
                                                       =======           =======           =======

         ASSETS
                Specialty and Performance              $ 4,101           $ 3,395           $ 3,382
                Core Plastics                            1,614             1,822             1,775
                Chemical Intermediates                     588               633               621
                                                       -------           -------           -------
                   Consolidated Eastman total          $ 6,303           $ 5,850           $ 5,778
                                                       =======           =======           =======

      (1)Operating earnings for 1999 include the effect of a charge for employee separations; a charge for the write-off of acquired in-process research and development related to Lawter; charges related to certain discontinued capital projects, underperforming assets, and phase-out of operations at certain sites; and other items; partially offset by a gain recognized on the reimbursement of previously expensed pension costs and a gain on pension settlement. These nonrecurring items are reflected in segments as follows: Specialty and Performance, $77 million; Core Plastics, $33 million; and Chemical Intermediates, $7 million.

         Operating earnings for 1998 include the effect of charges related to a fine for violation of the Sherman Act; charges related to certain underperforming assets and discontinued capital projects; the impact of a power outage at the Kingsport, Tennessee, manufacturing site; and other items. These nonrecurring items are reflected in segments as follows: Specialty and Performance, $49 million; Core Plastics, $1 million; and Chemical Intermediates, $1 million.

         Operating earnings for 1997 include a charge resulting from the partial settlement and curtailment of pension and other postemployment benefit liabilities resulting from a large number of employee retirements. The charge is reflected in segments as follows: Specialty and Performance, $38 million; Core Plastics, $14 million; and Chemical Intermediates, $10 million.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        (Dollars in millions)                         1999            1998            1997
        DEPRECIATION EXPENSE
              Specialty and Performance              $  210          $  202          $  187
              Core Plastics                             116             110             102
              Chemical Intermediates                     42              39              38
                                                     ------          ------          ------
                 Consolidated Eastman total          $  368          $  351          $  327
                                                     ======          ======          ======

         CAPITAL EXPENDITURES
              Specialty and Performance              $  218          $  264          $  263
              Core Plastics                              45             109             354
              Chemical Intermediates                     29             127             132
                                                     ------          ------          ------
                 Consolidated Eastman total          $  292          $  500          $  749
                                                     ======          ======          ======


         GEOGRAPHIC INFORMATION

         REVENUES
              United States                          $2,662          $2,764          $2,875
              All foreign countries                   1,928           1,717           1,803
                                                     ------          ------          ------
                 Total                               $4,590          $4,481          $4,678
                                                     ======          ======          ======

         LONG-LIVED ASSETS, NET
              United States                          $3,036          $3,088          $3,117
              All foreign countries                     914             946             764
                                                     ------          ------          ------
                  Total                              $3,950          $4,034          $3,881
                                                     ======          ======          ======

         Revenues are attributed to countries based on customer location. No individual foreign country is material with respect to revenues or long-lived assets.

18.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for interest and income taxes is as follows:


         (Dollars in millions)                                           1999           1998          1997

         Interest (net of amounts capitalized)                          $  127        $   107       $   88
         Income taxes                                                       (4)            80          131


         Details of acquisitions are as follows:


         (Dollars in millions)                                           1999           1998          1997
         Fair value of assets acquired                                  $  662        $    42       $   --
         Liabilities assumed                                               281             10           --
                                                                        ------        -------       ------
             Net cash paid for acquisitions                             $  381        $    32       $   --
         Cash acquired in acquisitions                                      41              7           --
                                                                        ------        -------       ------
             Cash paid for acquisitions                                 $  422        $    39       $   --
                                                                        ======        =======       ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Cash flows from operating activities include gains from equity investments of $10 million, $12 million, and $11 million for 1999, 1998, and 1997, respectively. Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect on cash of foreign currency transactions and exchange rate changes for all years presented was insignificant.

         In March 1998 and 1997, the Company issued 536,188 and 611,962 shares of its common stock with a market value of $35 million and $34 million to its Employee Stock Ownership Plan as partial settlement of the Company's Eastman Performance Plan payout. These noncash transactions are not reflected in the Consolidated Statements of Cash Flows.

19.      HOLSTON DEFENSE CORPORATION

         Holston Defense Corporation ("Holston"), a wholly-owned subsidiary of the Company, managed, as its primary business, the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the "Facility") under a series of contracts with the Department of Army (the "DOA") from 1949 until expiration of the Contract (the "Contract") on December 31, 1998. The DOA awarded a contract to manage the Facility to a third party commencing January 1, 1999.

         The Contract provided for payment of a management fee to Holston and reimbursement by the DOA of allowable costs incurred for the operation of the Facility. Holston's operating results were historically insignificant to the Company's consolidated sales and earnings.

         Pension and other postretirement benefits were provided to Holston's employees under the terms of Holston's employee benefit plans. In prior reporting periods, the Company has recognized, in accordance with generally accepted accounting principles, a charge to earnings of approximately $75 million for pension and other postretirement benefit obligations related to Holston's management of the Facility under the Contract. During the fourth quarter 1999, the DOA reimbursed previously expensed pension costs of approximately $20 million. This reimbursement was credited to earnings in the fourth quarter. The Company expects the DOA will also reimburse previously expensed postretirement benefit costs. Such reimbursement will be credited to earnings at the time of receipt. The reimbursement may or may not occur in a single payment. In addition to the above, the Company previously recognized a receivable of $48 million from the DOA for pension obligations and termination costs related to expiration of the Contract, of which approximately $47 million had been collected at December 31, 1999.

         Holston terminated its pension plan in a standard termination as of January 1, 1999. In order to terminate the pension plan in a standard termination, the assets of the plan had to be sufficient to provide all benefit liabilities with respect to each participant. The Company advanced approximately $56 million and the DOA reimbursed approximately $56 million for pension funding through December 31, 1999. Additionally, through December 31, 1999, the Company advanced approximately $12 million for other termination costs, of which the DOA has reimbursed approximately $11 million.

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

20.      ENVIRONMENTAL MATTERS

         Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a PRP by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure/postclosure under the federal Resource Conservation and Recovery Act. Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, the Company does not believe its liability for these environmental matters, individually or in the aggregate, will be material to Eastman's consolidated financial position, results of operations, or competitive position.

         The Company's environmental protection and improvement cash expenditures were approximately $220 million, $190 million, and $220 million in 1999, 1998, and 1997, respectively, including investments in construction, operations, and development.

21.      LEGAL MATTERS

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

         SORBATES LITIGATION

         As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U. S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in third quarter 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea admitted that the same conduct that was the subject of the September 30, 1998, plea in the United States had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The fine has been paid and was recognized as a charge against earnings in the fourth quarter 1999.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In addition, the Company, along with other companies, is currently a defendant in seventeen antitrust lawsuits brought subsequent to the Company's plea agreement as putative class actions on behalf of certain purchasers of sorbates. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Six of the suits (five of which have been or are in the process of being consolidated) were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; six of the proceedings (which have subsequently been consolidated or found to be related cases) were filed in the United States District Court for the Northern District of California under federal antitrust laws on behalf of classes of direct purchasers of sorbates; two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and has been transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; and one action was filed in the District Court for the State of Kansas under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state. The plaintiffs in most cases seek treble damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, and none of the proposed classes has been certified.

         The Company intends vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized a charge to earnings in the fourth quarter of 1998 and a charge to earnings in the fourth quarter 1999 for the estimated costs, including legal fees, related to the pending sorbates litigation described above. Because of the early stage of these putative class action lawsuits, however, the ultimate outcome of these matters cannot presently be determined, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.

         ENVIRONMENTAL MATTER

         As previously reported, in May 1997, the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Operations facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. The Company had voluntarily disclosed this matter to TDEC in December 1996. Over the course of the last two years, the Company has provided extensive information relating to this matter to TDEC, the U.S. Environmental Protection Agency ("EPA"), and the U.S. Department of Justice. On September 7, 1999, the Company and EPA entered into a Consent Agreement and Consent Order whereby the Company agreed to pay a civil penalty of $2.75 million to EPA for an alleged violation concerning monitoring and recordkeeping. The Company recognized the fine in 1999 and is paying the fine in three installments over a period of one year. Various agencies are continuing to review the information submitted by the Company.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.      QUARTERLY SALES AND EARNINGS DATA - UNAUDITED


         (Dollars in millions, except per share amounts)

         1999(1)                                       1ST QTR.        2ND QTR.        3RD QTR.         4TH QTR.
         Sales                                          $1,023          $1,122          $1,190          $ 1,255
         Gross profit                                      194             225             215              188
         Operating earnings (loss)                          71              96              75              (40)
         Earnings before income taxes                       37              64              49              (78)
         Provision for income taxes                         12              21              17              (26)
         Net earnings (loss)                                25              43              32              (52)
         Basic earnings (loss) per share(3)                .32             .55             .42             (.67)
         Diluted earnings (loss) per share(3)              .31             .54             .42             (.67)



         1998(2)                                       1ST QTR.        2ND QTR.        3RD QTR.         4TH QTR.
         Sales                                          $1,148          $1,165          $1,131          $ 1,037
         Gross profit                                      254             297             261              123
         Operating earnings (loss)                         133             164             141               (4)
         Earnings before income taxes                      114             149             123              (26)
         Provision for income taxes                         40              52              43              (24)
         Net earnings (loss)                                74              97              80               (2)
         Basic earnings (loss) per share(3)                .95            1.22            1.01             (.02)
         Diluted earnings (loss) per share(3)              .94            1.21            1.00             (.02)

        (1) First quarter 1999 includes charges related to a discontinued capital project and phase-out of operations at Distillation Products Industries in Rochester, New York. Third quarter 1999 includes a nonrecurring gain from the sale of assets. Fourth quarter 1999 includes the effect of a charge for employee separations; a charge for the write-off of acquired in-process research and development related to Lawter; charges related to certain discontinued capital projects, underperforming assets, and phase-out of operations at certain sites, including the Company's sorbates manufacturing facilities in Chocolate Bayou, Texas; and other items; partially offset by a gain recognized on the reimbursement of previously expensed pension costs and a gain from pension settlement.

        (2) Third quarter 1998 includes a charge for a fine related to violation of the Sherman Act. Fourth quarter 1998 includes charges related to certain underperforming assets, discontinued projects, a power outage at the Kingsport, Tennessee, manufacturing site, and other items, partially offset by the effect of a lower tax rate resulting from a tax settlement which favorably affected net earnings.

        (3) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Election of Directors" in the 2000 Proxy Statement is incorporated by reference herein in response to this Item. Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

The material under the headings "Election of Directors -- Director Compensation" in the 2000 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation" in the 2000 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings " -- Compensation and Management Development Committee Report on Executive Compensation" and
" -- Performance Graph," which are not incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owner" in the 2000 Proxy Statement is incorporated by reference herein in response to this Item.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or relationships since the beginning of the last completed fiscal year required to be reported in response to this Item.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                                    PAGE
       (a)      1.   Consolidated financial statements:

                     Management's responsibility for financial statements                            37

                     Report of independent accountants                                               38

                     Consolidated statements of earnings, comprehensive income, and
                     retained earnings                                                               39

                     Consolidated statements of financial position                                   40

                     Consolidated statements of cash flows                                           41

                     Notes to consolidated financial statements                                    42-68

                2.   Financial statement schedules

                     All schedules have been omitted because they are not applicable or because the required information is shown in the financial statements or notes thereto.

                3.   Exhibits filed as part of this report are listed in the
                     Exhibit Index appearing on page 73.

       (b)      Reports on Form 8-K

                During the quarter ended December 31, 1999, no reports on Form
                8-K were filed.

       (c) The Exhibit Index and required Exhibits to this report are included beginning at page 73.

       (d) There are no applicable financial statement schedules required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Eastman Chemical Company



                          By:  /s/ Earnest W. Deavenport, Jr.
                               -------------------------------------------------
                               Earnest W. Deavenport, Jr.
                               Chairman of the Board and Chief Executive Officer

Date:     March 3, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


           SIGNATURE                                TITLE                             DATE
---------------------------------         -------------------------              --------------

PRINCIPAL EXECUTIVE OFFICER:



/s/ Earnest W. Deavenport, Jr.            Chairman of the Board and              March 3, 2000
---------------------------------          Chief Executive Officer
Earnest W. Deavenport, Jr.



PRINCIPAL FINANCIAL OFFICER:



/s/  James P. Rogers                      Senior Vice President and              March 3, 2000
---------------------------------          Chief Financial Officer
James P. Rogers



PRINCIPAL ACCOUNTING OFFICER:



/s/ Mark W. Joslin                           Vice President and                  March 3, 2000
---------------------------------               Controller
Mark W. Joslin




           SIGNATURE                               TITLE                             DATE
---------------------------------                 --------                       -------------

DIRECTORS:



/s/ H. Jesse Arnelle                              Director                       March 3, 2000
---------------------------------
H. Jesse Arnelle



/s/ Calvin A. Campbell, Jr.                       Director                       March 3, 2000
---------------------------------
Calvin A. Campbell, Jr.



/s/ Jerry E. Dempsey                              Director                       March 3, 2000
---------------------------------
Jerry E. Dempsey



/s/ John W. Donehower                             Director                       March 3, 2000
---------------------------------
John W. Donehower



/s/ Donald W. Griffin                             Director                       March 3, 2000
---------------------------------
Donald W. Griffin



/s/ Lee Liu                                       Director                       March 3, 2000
---------------------------------
Lee Liu



/s/ Marilyn R. Marks                              Director                       March 3, 2000
---------------------------------
Marilyn R. Marks



/s/ John A. White                                 Director                       March 3, 2000
---------------------------------
John A. White

                                  EXHIBIT INDEX


    EXHIBIT                                                                                   SEQUENTIAL
    NUMBER                                 DESCRIPTION                                       PAGE NUMBER
    -------         -------------------------------------------------------------            ------------

     3.01           Amended and Restated Certificate of Incorporation of Eastman
                    Chemical Company (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Registration
                    Statement on Form S-1, File No. 33-72364, as amended (the
                    "S-1"))

     3.02 Amended and Restated By-laws of Eastman Chemical Company, as amended February 4, 1999 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998
                    10-K"))

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


    EXHIBIT                                                                                   SEQUENTIAL
    NUMBER                                 DESCRIPTION                                       PAGE NUMBER
    -------         -------------------------------------------------------------            ------------


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

    *10.01          Eastman Annual Performance Plan, as amended                                  77-83

    *10.02          Eastman Unit Performance Plan                                                84-88

    *10.03          Eastman Performance Plan, as amended                                        89-100

    *10.04          1994 Director Long-Term Compensation Plan, as amended
                    (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)

    *10.05 1999 Director Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical
                    Company's definitive 1999 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

    *10.06 1994 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to Eastman Chemical
                    Company's Registration Statement on Form 10, originally filed on November 26, 1993 (the "Form 10"))

    *10.07          1997 Omnibus Long-Term Compensation Plan, as amended
                    (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "June 30, 1999 10-Q"))

    *10.08          1996 Non-Employee Director Stock Option Plan, as amended
                    (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (the "September 30,
                    1996 10-Q"))

    *10.09          Director Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.06 to the 1998 10-K)

    *10.10          Eastman Executive Deferred Compensation Plan, as amended                   101-112


    EXHIBIT                                                                                        SEQUENTIAL
    NUMBER                                 DESCRIPTION                                             PAGE NUMBER
    -------         --------------------------------------------------------------------------     ------------

    *10.11          Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 10.06 to the 1995 10-K)

    *10.12          Employment Agreement between Eastman Chemical Company and Harold L.
                    Henderson (incorporated herein by reference to Exhibit 10.08 to the 1996
                    10-K)

    *10.13          Employment Agreement between Eastman Chemical Company and James P. Rogers
                    (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical
                    Company's Quarterly Report on Form 10-Q for the quarter ended September
                    30, 1999)

    *10.14          Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.10 to the Form 10)

    *10.15          Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.11 to the Form 10)

    *10.16          Eastman Employee Stock Ownership Excess Plan, as amended
                    (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)

    *10.17          Eastman 1997-1999 Long-Term Performance Subplan of 1994
                    Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.15 to the 1996 10-K)

    *10.18          Eastman 1998-2000 Long-Term Performance Subplan of 1997
                    Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's
                    Quarterly Report on Form 10-Q for the quarter ended March
                    31, 1998)

    *10.19          Eastman 1999-2001 Long-Term Performance Subplan of 1997
                    Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the June 30, 1999 10-Q)

    *10.20          Eastman 2000-2002 Long-Term Performance Subplan of 1997 Omnibus Long-Term
                    Compensation Plan                                                                  113-121

    *10.21          Form of Award Notice for Stock Options Granted to Managers under 1997
                    Omnibus Long-Term Compensation Plan                                                122-123

    *10.22          Award Notice for Price-Vesting Stock Option Granted to CEO
                    under 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical
                    Company's Form 10-Q for the quarter ended September 30,
                    1997)


    EXHIBIT                                                                                        SEQUENTIAL
    NUMBER                                 DESCRIPTION                                             PAGE NUMBER
    -------         -------------------------------------------------------------                  ------------


    *10.23          Form of Award Notice for Price-Vesting Stock Option Granted to Certain             124-128
                    Executive Officers under 1997 Omnibus Long-Term Compensation Plan

    *10.24          Eastman Chemical Company Benefit Security Trust dated
                    December 24, 1997 (incorporated herein by reference to Exhibit 10.18 to Eastman Chemical Company's Annual Report on
                    Form 10-K for the year ended December 31, 1997)

     10.25 Contribution Agreement, dated as of December 9, 1993, between Eastman Kodak Company and Eastman Chemical Company
                    (incorporated herein by reference to Exhibit 10.07 to the S-1)

     10.26          General Assignment, Assumption and Agreement Regarding
                    Litigation, Claims and Other Liabilities, dated as of December 31, 1993, between Eastman Kodak Company and Eastman
                    Chemical Company (incorporated herein by reference to Exhibit 10.08 to the S-1)

     10.27          Tax Sharing and Indemnification Agreement, dated as of
                    December 31, 1993, between Eastman Kodak Company and Eastman
                    Chemical Company (incorporated herein by reference to Exhibit 10.09 to the S-1)

     10.28          Intellectual Property Agreement Non-Imaging, dated as of December 31,
                    1993, between Eastman Kodak Company and Eastman Chemical Company
                    (incorporated herein by reference to Exhibit 10.12 to the S-1)

     10.29          Imaging Chemicals License Agreement, dated as of December
                    31, 1993, between Eastman Kodak Company and Eastman Chemical
                    Company (incorporated herein by reference to Exhibit 10.13 to the S-1)

     12.01          Statement re Computation of Ratios of Earnings to Fixed Charges                        129

     21.01          Subsidiaries of the Company                                                        130-132

     23.01          Consent of Independent Accountants                                                     133

     27.01          Financial Data Schedule (for SEC use only)



----------------
*Management contract or compensatory plan or arrangement filed pursuant to Item
 601(b)(10)(iii) of Regulation S-K.