Form 10-Q
period 2000-03-31
EASTMAN CHEMICAL CO
filed 2000-05-05
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Number of Shares Outstanding at
                  Class                                March 31, 2000

 Common Stock, par value $0.01 per share               76,694,503
 including rights to purchase shares of
 Common Stock or Participating Preferred Stock)


--------------------------------------------------------------------------------
                 PAGE 1 OF 49 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 23

                                TABLE OF CONTENTS


     -----------------------------------------------------------------------------------------------------
     ITEM                                                                                             PAGE
     -----------------------------------------------------------------------------------------------------


                                         PART I. FINANCIAL INFORMATION

     1.      Financial Statements                                                                    3-11

     2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                          12-19


                                          PART II. OTHER INFORMATION

     1.      Legal Proceedings                                                                      20-21

     2.      Changes in Securities                                                                     21

     6.      Exhibits and Reports on Form 8-K                                                          21


                                                  SIGNATURES

             Signatures                                                                                22

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
                          INCOME, AND RETAINED EARNINGS
                 (Dollars in millions, except per share amounts)

                                                                FIRST QUARTER
                                                              2000          1999

Sales                                                        $ 1,217       $ 1,023
Cost of sales                                                    967           829
                                                             -------       -------
Gross profit                                                     250           194

Selling and general administrative expenses                       80            76
Research and development costs                                    38            47
                                                             -------       -------
Operating earnings                                               132            71

Interest expense, net                                             33            26
Other (income) charges, net                                       (3)            8
                                                             -------       -------
Earnings before income taxes                                     102            37

Provision for income taxes                                        34            12
                                                             -------       -------

Net earnings                                                 $    68       $    25
                                                             =======       =======

Basic earnings per share                                     $   .88       $   .32
                                                             =======       =======
Diluted earnings per share                                   $   .88       $   .31
                                                             =======       =======

COMPREHENSIVE INCOME
Net earnings                                                 $    68       $    25
Other comprehensive loss                                          (1)          (29)
                                                             -------       -------
Comprehensive income (loss)                                  $    67       $    (4)
                                                             =======       =======

RETAINED EARNINGS
Retained earnings at beginning of period                     $ 2,098       $ 2,188
Net earnings                                                      68            25
Cash dividends declared                                          (33)          (35)
                                                             -------       -------
Retained earnings at end of period                           $ 2,133       $ 2,178
                                                             =======       =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Dollars in millions)

                                                                                MARCH 31,   DECEMBER 31,
                                                                                  2000          1999

ASSETS
Current assets
      Cash and cash equivalents                                                  $    52       $   186
      Trade receivables, net of allowance of $14 and $13                             580           572
      Miscellaneous receivables                                                       71            59
      Inventories                                                                    526           485
      Other current assets                                                           151           187
                                                                                 -------       -------
         Total current assets                                                      1,380         1,489
                                                                                 -------       -------

Properties
      Properties and equipment at cost                                             8,881         8,820
      Less:  Accumulated depreciation                                              4,945         4,870
                                                                                 -------       -------
         Net properties                                                            3,936         3,950
                                                                                 -------       -------

Goodwill, net of accumulated amortization of $17 and $14                             268           271
Other intangibles, net of accumulated amortization of $9 and $6                      172           175
Other noncurrent assets                                                              482           418
                                                                                 -------       -------

Total assets                                                                     $ 6,238       $ 6,303
                                                                                 =======       =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
      Payables and other current liabilities                                     $   963       $ 1,009
      Borrowings due within one year                                                 522           599
                                                                                 -------       -------
         Total current liabilities                                                 1,485         1,608

Long-term borrowings                                                               1,508         1,506
Deferred income tax credits                                                          504           485
Postemployment obligations                                                           804           789
Other long-term liabilities                                                          201           156
                                                                                 -------       -------
      Total liabilities                                                            4,502         4,544
                                                                                 -------       -------

Shareowners' equity
      Common stock ($0.01 par - 350,000,000 shares
         authorized; shares issued -- 84,532,869 and 84,512,004)                       1             1
      Paid-in capital                                                                 95            95
      Retained earnings                                                            2,133         2,098
      Other comprehensive loss                                                       (55)          (54)
                                                                                 -------       -------
                                                                                   2,174         2,140
      Less:  Treasury stock at cost (7,996,790 and 6,421,790 shares)                 438           381
                                                                                 -------       -------

      Total shareowners' equity                                                    1,736         1,759
                                                                                 -------       -------

Total liabilities and shareowners' equity                                        $ 6,238       $ 6,303
                                                                                 =======       =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                                         FIRST QUARTER
                                                                                       2000          1999

Cash flows from operating activities
      Net earnings                                                                    $    68       $    25
                                                                                      -------       -------

Adjustments to reconcile net earnings to net cash provided
      by operating activities, net of effect of acquisitions
         Depreciation and amortization                                                     96            88
         Write-off of impaired assets                                                      --            13
         Provision (benefit) for deferred income taxes                                     18            (3)
         (Increase) decrease in receivables                                               (19)           28
         Increase in inventories                                                          (44)          (28)
         Decrease in liabilities for incentive pay and employee
             benefits                                                                     (23)         (107)
         Increase in liabilities excluding borrowings,
             employee benefit liabilities, and incentive pay                               32             9
         Other items, net                                                                  14            (3)
                                                                                      -------       -------
         Total adjustments                                                                 74            (3)
                                                                                      -------       -------

         Net cash provided by operating activities                                        142            22
                                                                                      -------       -------

Cash flows from investing activities
      Additions to properties and equipment                                               (34)          (76)
      Acquisitions                                                                        (45)          (12)
      Capital advances to suppliers                                                        --           (21)
      Other investments                                                                   (16)           --
      Proceeds from sales of assets                                                        10            --
      Additions to capitalized software                                                    (4)           (4)
                                                                                      -------       -------

         Net cash used in investing activities                                            (89)         (113)
                                                                                      -------       -------

Cash flows from financing activities
      Net increase in commercial paper borrowings                                         104           203
      Repayment of borrowings                                                            (201)           --
      Dividends paid to shareowners                                                       (34)          (35)
      Treasury stock purchases                                                            (57)          (50)
      Other items                                                                           1            (1)
                                                                                      -------       -------

         Net cash provided by (used in) financing activities                             (187)          117
                                                                                      -------       -------

         Net change in cash and cash equivalents                                         (134)           26

Cash and cash equivalents at beginning of period                                          186            29
                                                                                      -------       -------

Cash and cash equivalents at end of period                                            $    52       $    55
                                                                                      =======       =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 1999 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the interim unaudited consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

         The Company has reclassified certain 1999 amounts to conform to the 2000 presentation.

2.       INVENTORIES

                                                                                                 MARCH 31,      DECEMBER 31,
         (Dollars in millions)                                                                     2000            1999

         At FIFO or average cost (approximates current cost)
                  Finished goods                                                                   $ 448           $ 404
                  Work in process                                                                    134             128
                  Raw materials and supplies                                                         207             210
                                                                                                   -----           -----
                      Total inventories                                                              789             742
                  Reduction to LIFO value                                                           (263)           (257)
                                                                                                   -----           -----
         Total inventories at LIFO value                                                           $ 526           $ 485
                                                                                                   =====           =====

         Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.       PAYABLES AND OTHER CURRENT LIABILITIES

                                                                                                MARCH 31,       DECEMBER 31,
         (Dollars in millions)                                                                     2000            1999

         Trade creditors                                                                           $ 331            $ 323
         Accrued payrolls, vacation, and variable-incentive compensation                             116              143
         Accrued restructuring charge                                                                 56               76
         Accrued taxes                                                                               122              112
         Other                                                                                       338              355
                                                                                                   -----           ------
               Total                                                                               $ 963           $1,009
                                                                                                   =====           ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       BORROWINGS DUE WITHIN ONE YEAR

                                                                                                MARCH 31,       DECEMBER 31,
         (Dollars in millions)                                                                     2000            1999

         Commercial paper                                                                          $ 502           $ 398
         Notes payable                                                                                --             125
         Other                                                                                        20              76
                                                                                                   -----           -----
               Total                                                                               $ 522           $ 599
                                                                                                   =====           =====

         In January 2000, the Company retired $125 million of Lawter International, Inc.'s ("Lawter") notes, with interest rates of 6.33% and 6.91%, and financed this with commercial paper. During the first quarter 2000, the Company retired $76 million of other short-term borrowings, also financed with commercial paper, and acquired additional short-term borrowings totaling $21 million in the Chemicke Zavody Sokolov ("Sokolov") acquisition.

5.       EARNINGS AND DIVIDENDS PER SHARE

                                                                                                      FIRST QUARTER
                                                                                                   2000            1999
         Shares used for earnings per share calculation (in millions):
         --Basic                                                                                    77.5            78.7
         --Diluted                                                                                  77.6            78.8

         Certain shares underlying options outstanding during the first quarters of 2000 and 1999 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Excluded from first quarter 2000 and 1999 calculations were shares underlying options to purchase 4,527,246 shares of common stock at a range of prices from $42.125 to $74.25 and 1,919,940 shares of common stock at a range of prices from $44.16 to $74.25 outstanding at March 31, 2000 and 1999, respectively.

         In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's shareowners and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. Options to purchase a total of 574,000 shares will become exercisable through October 19, 2001, if both the stock price and time vesting conditions are met. The options will be cancelled and forfeited on October 19, 2001 as to any shares for which the applicable stock price target is not met. At March 31, 2000, 80,360 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the stock price vesting conditions to exercise had not been met as to any of the shares as of March 31, 2000.

         The Company declared cash dividends of $0.44 per share in the first quarter 2000 and the first quarter 1999.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       ACQUISITIONS

         CHEMICKE ZAVODY SOKOLOV

         As of February 21, 2000, the Company acquired 76 percent of the shares of Sokolov, a manufacturer of waterborne polymer products, acrylic acid and acrylic esters located in the Czech Republic, for cash consideration of approximately $45 million and the assumption of $21 million of Sokolov debt. This transaction was financed with available cash and commercial paper borrowings. In April 2000, the Company commenced a contractual tender offer under Czech law to acquire the remaining shares and will finance the acquisition of purchased shares with available cash and commercial paper borrowings. The Company expects that the tender offer will be completed in the second quarter 2000.

         The acquisition of Sokolov will be accounted for by the purchase method of accounting and, accordingly, the results of operation of Sokolov for the period from February 21, 2000 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their preliminary fair values. The minority interest, which is included in other long-term liabilities in the Consolidated Statements of Financial Position, is not significant. Assuming this transaction had been made at January 1, 2000 and 1999, the proforma results for the quarters ending March 31, 2000, and 1999 would not be materially different from reported results.

         LAWTER INTERNATIONAL, INC.

         On June 9, 1999, the Company completed its acquisition of Lawter for cash consideration of approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million of Lawter's debt. Lawter develops, produces and markets specialty products for the inks and coatings market.

         The acquisition of Lawter has been accounted for by the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values. Goodwill and other intangible assets of approximately $455 million, representing the excess of cost over the estimated fair value of net tangible assets acquired, are being amortized on a straight-line basis over 5-40 years. Assuming this transaction had been made at January 1, 1999, the proforma results for the quarter ending March 31, 1999 would not be materially different from reported results.


7.       DERIVATIVE FINANCIAL INSTRUMENTS

         Eastman had currency options with maturities of not more than three years to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $639 million at December 31, 1999. In February 2000, currency options denominated in French franc, German mark, and Italian lira with a notional amount of $545 million were effectively settled, resulting in cash proceeds of $106 million. Of this amount, $15 million was recognized in operating earnings in the first quarter 2000 and the balance, deferred until the underlying hedged transactions are realized, is recorded in other liabilities in the Consolidated Statements of Financial Position. The deferred gain will be recognized over a period ending fourth quarter 2001. During the first quarter 2000, option contracts with maturities of not more than two years to exchange euros for U.S. dollars in the aggregate notional amount of $361 million were put in place.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       EMPLOYEE SEPARATIONS

         In the fourth quarter 1999, the Company accrued costs associated with employee terminations which resulted from voluntary and involuntary employee separations which occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. About 760 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. Approximately $71 million was accrued in 1999 for termination allowance payments associated with the separations, of which $6 million was paid in 1999 and $19 million was paid during the first quarter 2000. As of March 31, 2000, a balance of $46 million remains to be paid substantially during 2000 and is included in other current liabilities in the Consolidated Statements of Financial Position.

9.       SEGMENT INFORMATION

         The Company recently reorganized its management structure into two major business groups and, effective with the first quarter 2000, reports financial results in two operating segments--Chemicals and Polymers. The Chemicals segment includes fine chemicals; performance chemicals and intermediates; and chemicals and specialty polymers supplied to the inks, coatings, adhesives, sealants, and textile industries. The Polymers segment includes container plastics, specialty plastics and fiber products. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates. Prior year amounts have been reclassified to conform to the 2000 presentation.

         (Dollars in millions)                                                                         FIRST QUARTER
                                                                                                    2000            1999

         SALES
                Chemicals                                                                          $  556          $  460
                Polymers                                                                              661             563
                                                                                                   ------          ------
                     Consolidated Eastman total                                                    $1,217          $1,023
                                                                                                   ======          ======

         OPERATING EARNINGS
                Chemicals                                                                          $   55          $   51
                Polymers                                                                               77              20
                                                                                                   ------          ------
                     Consolidated Eastman total                                                    $  132          $   71
                                                                                                   ======          ======

         ASSETS
                Chemicals                                                                          $2,945          $2,938
                Polymers                                                                            3,293           3,365
                                                                                                   ------          ------
                     Consolidated Eastman total                                                    $6,238          $6,303
                                                                                                   ======          ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SORBATES LITIGATION

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

         In addition, the Company, along with other companies, is currently a defendant in twenty antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Six of the suits (five of which have since been consolidated) were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; six of the proceedings (which have subsequently been consolidated or found to be related cases) were filed in the United States District Court for the Northern District of California under federal antitrust laws on behalf of classes of direct purchasers of sorbates; two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and has been transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one action was filed in the District Court for the State of Kansas under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one case was filed in the Second Judicial District Court for the State of New Mexico under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one suit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek treble damages of unspecified amounts,

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, and the only proposed class which has been certified is a conditional settlement class relating to other defendants in the federal direct purchaser cases pending in California.

         The Company intends vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized charges to earnings in the fourth quarter 1998, the fourth quarter 1999, and the first quarter 2000 for estimated costs, including legal fees, related to the pending sorbates litigation described above. Because of the early stage of these putative class action lawsuits, however, the ultimate outcome of these matters cannot presently be determined, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.

11.      SUBSEQUENT EVENTS

         SECURITIZATION OF ACCOUNTS RECEIVABLE

         In 1999, the Company entered into an agreement that allows the Company to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, at March 31, 2000, receivables totaling $150 million were sold to the third party, and at April 11, 2000, an aggregate of $200 million of receivables were sold to the third party.

         DECLINE IN MARKET VALUE OF AVAILABLE-FOR-SALE SECURITIES

         Included in shareowners' equity and other comprehensive income at March 31, 2000, are unrealized gains (net of tax) totaling $28 million associated with Eastman's investments in available-for-sale securities. The market values of these securities have declined significantly since March 31, 2000. The unrealized gains (net of tax) associated with these investments at May 4, 2000, total $9 million. Gains and losses on available-for-sale securities are not recognized in earnings until realized.

         MERGER AGREEMENT WITH MCWHORTER TECHNOLOGIES, INC.

         On May 4, 2000, the Company and McWhorter Technologies, Inc. ("McWhorter") entered into a definitive merger agreement under which the Company expects to acquire the outstanding shares of McWhorter for approximately $200 million in cash (excluding estimated acquisition-related costs) and the assumption of approximately $155 million in debt. The transaction will be accounted for as a purchase. McWhorter is a leading manufacturer of specialty resins and colorants used in the production of consumer and industrial coatings and reinforced fiberglass plastics. Under the terms of the agreement, the Company will commence a tender offer to purchase all outstanding shares of McWhorter common stock for $19.70 per share. Following completion of the tender offer, the Company expects to consummate a cash merger to acquire any shares not previously tendered. Consummation of the transaction is conditioned upon, among other things, obtaining antitrust and competition authority reviews and approvals. The Company expects that the tender offer and merger will be completed by July 2000. The transaction will be financed with currently available sources of liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1999 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.


RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

Net earnings increased significantly reflecting lower manufacturing and non-manufacturing costs resulting from cost reductions throughout 1999, 12% overall volume growth, and higher selling prices, particularly for EASTAPAK polymers. Lower costs resulting from cost reduction efforts and the increase in sales volumes and pricing more than offset higher costs for major raw materials. Diluted earnings per share were $0.88 compared with $0.31 for the first quarter 1999. First quarter 1999 included approximately $15 million of pre-tax nonrecurring charges described below.

                                       FIRST QUARTER
 (Dollars in millions)              2000            1999         CHANGE

SALES                              $1,217          $1,023          19%

Sales were significantly higher in the Chemicals and Polymers segments and in all regions, driven by higher selling prices for EASTAPAK polymers, specialty plastics products, and performance chemicals and intermediates, strong worldwide demand across most product lines, and volume attributable to acquisitions. Foreign currency exchange, particularly in Europe, had a slight negative impact on sales.

                                       FIRST QUARTER
(Dollars in millions)               2000            1999         CHANGE

GROSS PROFIT                       $  250          $  194          29%
      As a percentage of sales       20.5%           19.0%

Lower manufacturing costs attributable to cost reductions and increased capacity utilization, and higher volumes and selling prices resulted in a significant improvement in gross profit, although the impact was partially offset by increased costs for major raw materials. Costs for raw materials such as propane, paraxylene, and ethylene glycol increased significantly, but the impact on earnings was diminished somewhat by the use of risk management tools. Distribution expense reflected higher sales volumes, but declined as a percentage of sales. Incentive compensation, based on Company performance, was higher than the first quarter 1999.

First quarter 1999 included approximately $15 million of pre-tax charges related to a discontinued capital project and phase out of operations at Distillation Products Industries in Rochester, NY.

                                                                           FIRST QUARTER
(Dollars in millions)                                                  2000             1999           CHANGE

SELLING AND GENERAL ADMINISTRATIVE EXPENSES                           $   80           $   76              5%
      As a percentage of sales                                           6.6%             7.4%

An increase in selling and general administrative expenses due to expenses assumed from acquisitions and higher incentive-based compensation expense was partially offset by benefits derived from cost reduction efforts.

                                                                          FIRST QUARTER
(Dollars in millions)                                                  2000             1999           CHANGE

RESEARCH AND DEVELOPMENT COSTS                                        $   38           $   47           (19)%
      As a percentage of sales                                           3.1%             4.6%

Research and development costs declined reflecting cost reduction efforts and timing of expenditures.

                                                                           FIRST QUARTER
(Dollars in millions)                                                  2000              1999          CHANGE

INTEREST COSTS                                                        $   35           $   31
LESS CAPITALIZED INTEREST                                                  2                5
                                                                      ------           ------
NET INTEREST EXPENSE                                                  $   33           $   26             27%
                                                                      ======           ======

Increased net interest expense in the first quarter 2000 reflects debt related to the Lawter acquisition and decreased capitalized interest resulting from the 1999 completion of capital expansion projects.

                                                                           FIRST QUARTER
(Dollars in millions)                                                  2000             1999           CHANGE

OTHER (INCOME) CHARGES, NET                                           $   (3)          $    8           >100%

Other income and charges include interest income and royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. First quarter 2000 includes a non-operating gain from an investment held by a joint venture, a charge for litigation, and other items. First quarter 1999 includes a loss on foreign exchange transactions and other items.


EARNINGS

                                                                            FIRST QUARTER
(Dollars in millions, except per share amounts)                         2000              1999         CHANGE

Operating earnings                                                    $    132          $     71          86%
Net earnings                                                                68                25         172
Earnings per share
--Basic                                                                    .88               .32         175
--Diluted                                                                  .88               .31         184

SUMMARY BY OPERATING SEGMENT

The Company recently reorganized its management structure into two major business groups and has reported financial results in two operating segments--Chemicals and Polymers. The Chemicals segment includes fine chemicals; performance chemicals and intermediates; and chemicals and specialty polymers supplied to the inks, coatings, adhesives, sealants, and textile industries. The Polymers segment includes container plastics, specialty plastics, and fiber products. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates. Prior year amounts have been reclassified to conform to the 2000 presentation.


CHEMICALS SEGMENT

                                                                           FIRST QUARTER
(Dollars in millions)                                                  2000             1999            CHANGE

Sales                                                                 $  556           $  460             21%
Operating earnings                                                        55               51              8

Higher sales volume, mainly attributable to acquisitions, and increased selling prices for performance chemicals and intermediates resulted in a significant increase in sales. First quarter 1999 operating earnings included approximately $15 million of pre-tax charges related to a discontinued capital project and phase out of operations at Distillation Products Industries in Rochester, NY. Excluding this charge, first quarter 2000 operating earnings declined because raw material increases were only partially offset by benefits attributable to cost reduction efforts throughout 1999, increased sales volumes, and higher selling prices.

POLYMERS SEGMENT

                                                                           FIRST QUARTER
(Dollars in millions)                                                  2000             1999              CHANGE

Sales                                                                 $  661           $  563               17%
Operating earnings                                                        77               20              285

Sales volume and prices for EASTAPAK polymers increased significantly as market conditions for container plastics continue to improve. Specialty plastics volumes and prices increased for all plastics except cellulosics. Selling prices and volumes for fibers declined.

Benefits attributable to cost reduction efforts throughout 1999, overall higher sales volume, and higher selling prices more than offset the impact of higher raw materials costs.

SUMMARY BY CUSTOMER LOCATION


SALES BY REGION

                                                                           FIRST QUARTER
(Dollars in millions)                                                  2000             1999           CHANGE

United States and Canada                                              $  747           $  662             13%
Europe, Middle East, and Africa                                          235              174             35
Asia Pacific                                                             133              111             20
Latin America                                                            102               76             34

Sales in the United States for first quarter 2000 were $692 million, up 12% from 1999 first quarter sales of $619 million. The increase was primarily attributable to higher volumes resulting from the Lawter acquisition and greatly improved selling prices for EASTAPAK polymers, polyethylene, and oxo chemical products.

Sales outside the United States for first quarter 2000 were $525 million, up 30% from 1999 first quarter sales of $404 million due to higher sales volume and prices, and were 43% of total sales in the first quarter 2000 compared with 39% for the first quarter 1999. Good demand for fibers, oxo chemical products, and volume attributable to acquisitions resulted in higher sales in Asia Pacific. In Europe, higher selling prices and increased demand for EASTAPAK polymers and the additional volumes associated with acquisitions contributed to the increase in sales. Higher sales volumes and selling prices for EASTAPAK polymers resulted in increased sales for Latin America.



LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

                                                                                         2000           1999
FINANCIAL INDICATORS

For the first three months:
      Ratio of earnings to fixed charges                                                  3.6x          2.0x

At the periods ended March 31, 2000 and December 31, 1999:
      Current ratio                                                                       0.9x          0.9x
      Percent of total borrowings to total capital                                         54%           54%
      Percent of floating-rate borrowings to total borrowings                              26%           23%

CASH FLOW
                                                                                          FIRST QUARTER
(Dollars in millions)                                                                  2000          1999

Net cash provided by (used in)
      Operating activities                                                            $   142       $    22
      Investing activities                                                                (89)         (113)
      Financing activities                                                               (187)          117
                                                                                      -------       -------
Net change in cash and cash equivalents                                               $  (134)      $    26
                                                                                      =======       =======
Cash and cash equivalents at end of period                                            $    52       $    55
                                                                                      =======       =======

Cash provided by operating activities increased from first quarter 1999 primarily due to settlement of strategic foreign currency hedging transactions. (see Note 7 to Consolidated Financial Statements). Cash used in investing activities reflects lower capital expenditures and capital advances to suppliers, the acquisition of Sokolov, and e-commerce investments. Cash used in financing activities in first quarter 2000 reflects an increase in commercial paper borrowings, repayment of Lawter and other debt, and in both years the payment of dividends and treasury stock purchases.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 2000, the Company estimates that depreciation will be about $370 million and that capital expenditures will be approximately $250 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at March 31, 2000 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.5 billion.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in December 2000. Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The rate for such fee was 0.085% as of March 31, 2000. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods. Management expects to renegotiate or replace the Credit Facility with a similar source of funds before the Credit Facility expires in December 2000.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility, which provides liquidity support for the commercial paper, expires in December 2000, the commercial paper borrowings are classified as short-term borrowings.
At March 31, 2000, the Company's short-term borrowings totaled
$522 million, at an effective interest rate of 6.12%. At March 31, 1999, the Company's commercial paper outstanding balance was $326 million at an effective interest rate of 5.01%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

In 1999, the Company entered into an agreement that allows the Company to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, at March 31, 2000, receivables totaling $150 million were sold to the third party, and at April 11, 2000, an aggregate of $200 million of receivables had been sold to the third party. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net, in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

As of February 21, 2000, the Company acquired 76 percent of the shares of Sokolov, for cash consideration of approximately $45 million and the assumption of $21 million of Sokolov debt. The transaction was financed with available cash and commercial paper borrowings. In April 2000, the Company commenced a contractual tender offer under Czech law to acquire the remaining shares and will finance the purchase of tendered shares with available cash and commercial paper borrowings. The Company expects that the tender offer will be completed in the second quarter 2000.

The Company is currently authorized to repurchase up to $400 million of its common stock. During the first quarter 2000, 1,575,000 shares of common stock at a total cost of approximately $57 million were repurchased under this authorization. A total of 2,669,800 shares of common stock at a cost of approximately $107 million have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. Share repurchases are weighed against alternative uses for available cash.

The Company expects that no contribution to its defined benefit pension plan will be required in 2000.

Proceeds of $106 million from the settlement in first quarter 2000 of strategic foreign currency hedging transactions were used to reduce commercial paper borrowings and repurchase stock (see Note 7 to Consolidated Financial Statements).

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.


DIVIDENDS

The Company declared cash dividends of $0.44 per share in the first quarter 2000 and the first quarter 1999.


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


OUTLOOK

Sales volume growth is expected to continue, driving higher utilization of plant capacity that the Company brought on-line in recent years. Although higher costs for raw materials are expected to continue in the near-term, it is anticipated that the impact on earnings will be offset by selling price increases, cost structure improvements and improved margins due to volume gains. The supply and demand balance for many of the Company's products, particularly EASTAPAK polymers, is expected to continue to improve, but sales volume for fibers is expected to continue to decline. Through aggressive cost management and actions taken during the fourth quarter 1999, the Company expects to achieve $100 million savings in labor-related costs during 2000 and to implement strategies by the end of 2000 which will achieve an additional $100 million savings in non-labor costs.

The Company will continue to focus on creating shareowner value by improving earnings and return on capital and by implementing its strategic initiatives. To develop a portfolio which management believes would achieve the Company's strategies for growth and value creation, the Company has made and may continue to make acquisitions and divestitures and form alliances. The Company will continue to examine alternatives for diminishing the impact of specific product lines such as fibers, polyethylene, and polyethylene terephthalate ("PET"), while growing the coatings and specialty plastics product lines through new product development and value-creating acquisitions.

E-BUSINESS

A major initiative is Eastman's intent to be a leading e-business company in the chemical industry. The Company believes e-commerce technology is fundamentally changing the way business is done in the chemical industry. Aggressively pursuing this technology, the Company is focused on ensuring the readiness of its internal systems and infrastructure to be able to meet and exceed customer expectations for products and services in an e-business environment. During the first quarter 2000, the Company continued its e-business development with the formation of two joint ventures and additional investments in other e-commerce businesses.

In the first quarter 2000, the Company formed a joint venture, ShipChem.com, to address the high cost of transporting raw materials and hazardous materials in the chemical industry. The establishment of ShipChem.com's e-logistics portal provides a foundation from which manufacturers and distributors can manage their transportation activities as a single integrated global process. Additionally during the first quarter 2000, the Company announced the formation of PaintandCoatings.com, Inc., a joint venture to create an independent Internet marketplace for the paint and coatings industry.

The Company has made a number of minority investments in Internet-based businesses that it believes have potential to significantly impact the way business is conducted in the chemical industry. These investments include e-Chemicals, Inc., a company that provides Internet-enabled solutions for procurement, sales, financial settlement, transportation and logistics, environmental health and safety, and sales support for the chemical industry; ChemConnect, a company that enables online trading of chemicals and plastics; webMethods, Inc., a company that provides a platform which enables companies to pursue direct integration with trading partners; e-Credit, a company that provides financial services; Moai Technologies, Inc., a company that provides Internet-based, dynamic pricing software services; and The Patent and License Exchange, Inc., a marketplace to facilitate the identification, valuation and trading of intellectual property.

FORWARD-LOOKING STATEMENTS

The above-stated expectations and certain statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and utilization; capital spending; expected tax rates and depreciation; environmental matters; legal proceedings; global and regional economic conditions; supply and demand, volume, price, costs, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cost reduction targets; and development, production, commercialization, and acceptance of new products and technologies.

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

     Changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company's results of operations.
- The Company has made and may continue to make acquisitions, divestitures, and investments, and enter into alliances as part of its growth strategy. There can be no assurance that these will be completed or that such transactions will be beneficial to the Company's results of operations.
- The Company has made and may continue to make strategic e-business investments, including formation of joint ventures and investments in other e-commerce businesses, in order to build Eastman's E-business capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company's results of operations.
- The Company has undertaken and may continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed or beneficial or that estimated cost savings from such activities will be realized.
- In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized or not be sufficient to cover increased raw materials costs.
- The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, as appropriate, to mitigate short-term market fluctuations in raw materials costs. There can be no assurance, however, that such measures will achieve their objective or be beneficial to the Company's results of operations.
- The Company's competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.
- The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced.
- Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses and results.
- The Company's facilities are subject to complex environmental laws and regulations which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based and depend on a number of factors including the nature of the allegation, the complexity of the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.
- The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure represents management's best judgment as of the date of filing. The Company does not undertake responsibility for updating such information.

----------------------------
EASTAPAK is a trademark of Eastman Chemical Company.

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

In addition, the Company, along with other companies, is currently a defendant in twenty antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Six of the suits (five of which have since been consolidated) were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; six of the proceedings (which have subsequently been consolidated or found to be related cases) were filed in the United States District Court for the Northern District of California under federal antitrust laws on behalf of classes of direct purchasers of sorbates; two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and has been transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one action was filed in the District Court for the State of Kansas under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one case was filed in the Second Judicial District Court for the State of New Mexico under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of

Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one suit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek treble damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, and the only proposed class which has been certified is a conditional settlement class relating to other defendants in the federal direct purchaser cases pending in California.

The Company intends vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized charges to earnings in the fourth quarter 1998, the fourth quarter 1999, and the first quarter 2000 for estimated costs, including legal fees, related to the pending sorbates litigation described above. Because of the early stage of these putative class action lawsuits, however, the ultimate outcome of these matters cannot presently be determined, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.

ENVIRONMENTAL MATTER

As previously reported, in May 1997, the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. The Company had voluntarily disclosed this matter to TDEC in December 1996. Over the course of the last three years, the Company has provided extensive information relating to this matter to TDEC, the U.S. Environmental Protection Agency ("EPA"), and the U.S. Department of Justice. On September 7, 1999, the Company and EPA entered into a Consent Agreement and Consent Order whereby the Company agreed to pay a civil penalty of $2.75 million to EPA for an alleged violation concerning monitoring and recordkeeping. The Company recognized the fine in 1999 and is paying the fine in three installments over a period of one year. Various agencies are continuing to review the information submitted by the Company.


ITEM 2.  CHANGES IN SECURITIES

           (c) On January 1, 2000, the Company granted options to purchase an aggregate of 719 shares of its common stock on or after July 1, 2000 at an exercise price of $46.4375 per share. Such options were granted to non-employee directors who elected under the 1996 Non-Employee Director Stock Option Plan to receive options in lieu of all or a portion of their semi-annual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933.

                The Company did not sell any other equity securities during the quarterly period ended March 31, 2000 in transactions not registered under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 23.

           (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Eastman Chemical Company



Date:  May 5, 2000                         By:    /s/ James P. Rogers
                                                  -------------------------
                                                  James P. Rogers
                                                  Senior Vice President and
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
----------------    ---------------------------------------------------------------------------    -----------------
     3.01           Amended and Restated Certificate of Incorporation of Eastman Chemical
                    Company (incorporated herein by reference to Exhibit 3.01 to Eastman
                    Chemical Company's Registration Statement on Form S-1, File No. 33-72364,
                    as amended)

     3.02           Amended and Restated Bylaws of Eastman Chemical Company, as amended May
                    4, 2000                                                                               25-35

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

    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
----------------    ---------------------------------------------------------------------------    -----------------

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

     4.11 $200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the
                    Company and Bank One, NA, as agent. Pursuant to Item
                    601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

    *10.01          Eastman Performance Plan, as amended May 3, 2000                                       36-48

     12.01          Statement re Computation of Ratios of Earnings to Fixed Charges                           49

     27.01          Financial Data Schedule for First Quarter 2000 (for SEC use only)



--------------------------------------------------------------------------------

*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.