Form 10-Q
period 2000-06-30
EASTMAN CHEMICAL CO
filed 2000-08-09
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

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

                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
                     Class                                June 30, 2000

    Common Stock, par value $0.01 per share                76,774,080
    (including rights to purchase shares of
 Common Stock or Participating Preferred Stock)

--------------------------------------------------------------------------------
                 PAGE 1 OF 103 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 29

                                TABLE OF CONTENTS

    ITEM                                                                                PAGE
    ----                                                                               ------

                          PART I. FINANCIAL INFORMATION

     1.      Financial Statements                                                        3-13

     2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                      14-23


                           PART II. OTHER INFORMATION

     1.      Legal Proceedings                                                          24-25

     4.      Submission of Matters to a Vote of Security Holders                        25-27

     6.      Exhibits and Reports on Form 8-K                                              27


                                   SIGNATURES

             Signatures                                                                    28

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
                          INCOME, AND RETAINED EARNINGS
                 (Dollars in millions, except per share amounts)

                                                    SECOND QUARTER         FIRST SIX MONTHS
                                                   2000        1999        2000        1999

EARNINGS
Sales                                            $  1,316    $  1,122    $  2,533    $  2,145
Cost of sales                                       1,026         897       1,993       1,726
                                                 --------    --------    --------    --------
Gross profit                                          290         225         540         419

Selling and general administrative expenses            81          83         161         159
Research and development costs                         36          46          74          93
                                                 --------    --------    --------    --------
Operating earnings                                    173          96         305         167

Interest expense, net                                  34          28          67          54
Other (income) charges, net                            11           4           8          12
                                                 --------    --------    --------    --------
Earnings before income taxes                          128          64         230         101

Provision for income taxes                             42          21          76          33
                                                 --------    --------    --------    --------

Net earnings                                     $     86    $     43    $    154    $     68
                                                 ========    ========    ========    ========

Earnings per share
      Basic                                      $   1.12    $    .55    $   2.00    $    .86
                                                 ========    ========    ========    ========
      Diluted                                    $   1.12    $    .54    $   2.00    $    .86
                                                 ========    ========    ========    ========

COMPREHENSIVE INCOME
Net earnings                                     $     86    $     43    $    154    $     68
Other comprehensive loss                              (33)        (13)        (34)        (42)
                                                 --------    --------    --------    --------
Comprehensive income                             $     53    $     30    $    120    $     26
                                                 ========    ========    ========    ========

RETAINED EARNINGS
Retained earnings at beginning of period         $  2,133    $  2,178    $  2,098    $  2,188
Net earnings                                           86          43         154          68
Cash dividends declared                               (34)        (35)        (67)        (70)
                                                 --------    --------    --------    --------
Retained earnings at end of period               $  2,185    $  2,186    $  2,185    $  2,186
                                                 ========    ========    ========    ========

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Dollars in millions)

                                                                          JUNE 30,    DECEMBER 31,
                                                                            2000          1999

ASSETS
Current assets
  Cash and cash equivalents                                               $    169      $    186
  Trade receivables, net of allowance of $14 and $13                           584           558
  Miscellaneous receivables                                                     72            73
  Inventories                                                                  548           485
  Other current assets                                                         152           187
                                                                          --------      --------
     Total current assets                                                    1,525         1,489
                                                                          --------      --------

Properties
  Properties and equipment at cost                                           8,807         8,820
  Less: Accumulated depreciation                                             4,983         4,870
                                                                          --------      --------
     Net properties                                                          3,824         3,950
                                                                          --------      --------

Goodwill, net of accumulated amortization of $20 and $14                       265           271
Other intangibles, net of accumulated amortization of $11 and $6               170           175
Other noncurrent assets                                                        463           418
                                                                          --------      --------

Total assets                                                              $  6,247      $  6,303
                                                                          ========      ========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
  Payables and other current liabilities                                  $  1,041      $  1,009
  Borrowings due within one year                                               103           599
                                                                          --------      --------
     Total current liabilities                                               1,144         1,608

Long-term borrowings                                                         1,854         1,506
Deferred income tax credits                                                    496           485
Postemployment obligations                                                     821           789
Other long-term liabilities                                                    174           156
                                                                          --------      --------
  Total liabilities                                                          4,489         4,544
                                                                          --------      --------

Shareowners' equity
  Common stock ($0.01 par - 350,000,000 shares
     authorized; shares issued -- 84,612,446 and 84,512,004)                     1             1
  Paid-in capital                                                               98            95
  Retained earnings                                                          2,185         2,098
  Other comprehensive loss                                                     (88)          (54)
                                                                          --------      --------
                                                                             2,196         2,140
  Less: Treasury stock at cost (7,996,790 and 6,421,790 shares)                438           381
                                                                          --------      --------

  Total shareowners' equity                                                  1,758         1,759
                                                                          --------      --------

Total liabilities and shareowners' equity                                 $  6,247      $  6,303
                                                                          ========      ========

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                          FIRST SIX MONTHS
                                                                           2000      1999

Cash flows from operating activities
   Net earnings                                                           $  154    $   68
                                                                          ------    ------

Adjustments to reconcile net earnings to net cash provided
   by operating activities, net of effect of acquisitions
      Depreciation and amortization                                          199       180
      Write-off of impaired assets                                            --        13
      Provision (benefit) for deferred income taxes                            6        (6)
      (Increase) decrease in receivables                                     (14)       78
      Increase in inventories                                                (57)      (12)
      Increase (decrease) in liabilities for employee benefits
          and incentive pay                                                    3       (74)
      Increase in liabilities excluding borrowings and liabilities
          for employee benefits and incentive pay                             57        19
      Other items, net                                                        30        20
                                                                          ------    ------
      Total adjustments                                                      224       218
                                                                          ------    ------

      Net cash provided by operating activities                              378       286
                                                                          ------    ------

Cash flows from investing activities
   Additions to properties and equipment                                     (78)     (134)
   Acquisitions, net of cash acquired                                        (52)     (376)
   Capital advances to suppliers                                              --       (21)
   Other investments                                                         (23)       --
   Proceeds from sales of fixed assets                                        60        --
   Additions to capitalized software                                          (9)      (10)
                                                                          ------    ------

      Net cash used in investing activities                                 (102)     (541)
                                                                          ------    ------

Cash flows from financing activities
   Net (decrease) increase in commercial paper borrowings                    (49)      436
   Proceeds from borrowings                                                  100        --
   Repayment of borrowings                                                  (221)       --
   Dividends paid to shareowners                                             (68)      (70)
   Treasury stock purchases                                                  (57)      (51)
   Other items                                                                 2         1
                                                                          ------    ------

      Net cash (used in) provided by financing activities                   (293)      316
                                                                          ------    ------

      Net change in cash and cash equivalents                                (17)       61

Cash and cash equivalents at beginning of period                             186        29
                                                                          ------    ------

Cash and cash equivalents at end of period                                $  169    $   90
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

2.       SECURITIZATION OF ACCOUNTS RECEIVABLE

         In 1999, the Company entered into an agreement that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at June 30, 2000 and $150 million at December 31, 1999.

3.       INVENTORIES

                                                                        JUNE 30,  DECEMBER 31,
         (Dollars in millions)                                            2000        1999

         At FIFO or average cost (approximates current cost)
               Finished goods                                            $  459      $  404
               Work in process                                              129         128
               Raw materials and supplies                                   226         210
                                                                         ------      ------
                   Total inventories                                        814         742
               Reduction to LIFO value                                     (266)       (257)
                                                                         ------      ------
         Total inventories at LIFO value                                 $  548      $  485
                                                                         ======      ======

         Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

4.       PAYABLES AND OTHER CURRENT LIABILITIES

                                                                                  JUNE 30,  DECEMBER 31,
         (Dollars in millions)                                                      2000        1999

         Trade creditors                                                           $  324      $  323
         Accrued payrolls, vacation, and variable-incentive compensation              151         143
         Accrued restructuring charge                                                  48          76
         Accrued taxes                                                                121         112
         Deferred gain on foreign exchange options                                     53          --
         Other                                                                        344         355
                                                                                   ------      ------
               Total                                                               $1,041      $1,009
                                                                                   ======      ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       BORROWINGS

                                               JUNE 30,  DECEMBER 31,
         (Dollars in millions)                   2000        1999

         SHORT-TERM BORROWINGS
         Commercial paper                       $   --      $  398
         Notes payable                             100         125
         Other                                       3          76
                                                ------      ------
            Total short-term borrowings         $  103      $  599
                                                ------      ------

         LONG-TERM BORROWINGS
         6 3/8% notes due 2004                  $  500      $  500
         7 1/4% debentures due 2024                496         496
         7 5/8% debentures due 2024                200         200
         7.60% debentures due 2027                 296         297
         Commercial paper                          349          --
         Other                                      13          13
                                                ------      ------
            Total long-term borrowings          $1,854      $1,506
                                                ------      ------

         Total borrowings                       $1,957      $2,105
                                                ======      ======

         On July 13, 2000, Eastman replaced the existing $800 million revolving credit facility expiring in December 2000 with a new $800 million revolving credit facility (the "Credit Facility"). Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The rate for such fee was .085% as of June 30, 2000. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for the second quarter 2000.

         Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility which provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings at June 30, 2000 are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. At December 31, 1999, the Company's commercial paper borrowings were classified as short-term borrowings because the revolving credit facility then in effect would have expired in December 2000. As of June 30, 2000, the Company's commercial paper outstanding balance was $349 million at an effective interest rate of 6.83%. At December 31, 1999, the Company's commercial paper outstanding balance was $398 million at an effective interest rate of 6.30%.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In January 2000, the Company retired $125 million of Lawter International, Inc.'s ("Lawter") notes and financed this with commercial paper. During the first quarter 2000, the Company retired $76 million of other short-term borrowings, also financed with commercial paper, and assumed additional short-term borrowings totaling $21 million in the Chemicke Zavody Sokolov ("Sokolov") acquisition. In the second quarter 2000, short-term borrowings of $21 million assumed in the Sokolov acquisition were repaid and financed with commercial paper. Additional indebtedness of $100 million in the form of a short-term note payable was incurred during the second quarter 2000 for general operating purposes. Interest rates for these notes range from 6.33% to 7.33%.

6.       EARNINGS AND DIVIDENDS PER SHARE

                                                    SECOND QUARTER   FIRST SIX MONTHS
                                                     2000    1999      2000    1999

         Shares used for earnings per share
            calculation (in millions):
               Basic                                76.5   78.0      77.0      78.3
               Diluted                              76.9   78.4      77.2      78.6

         Certain shares underlying options outstanding during the second quarter of 2000 and 1999 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Excluded from second quarter 2000 and 1999 calculations were shares underlying options to purchase 2,332,231 shares of common stock at a range of prices from $49.25 to $73.8125 and 1,914,448 shares of common stock at a range of prices from $52.0625 to $74.25 outstanding at June 30, 2000 and 1999, respectively. Excluded from the year to date 2000 and 1999 calculations were shares underlying options to purchase 3,060,841 common shares at a range of prices from $45.4375 to $73.81525 and 1,915,720 common shares at a range of prices from $50.6250 to $74.2500, respectively.

         In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's shareowners and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. Options to purchase a total of 574,000 shares will become exercisable through October 19, 2001, if both the stock price and time vesting conditions are met. The options will be cancelled and forfeited on October 19, 2001 as to any shares for which the applicable stock price target is not met. At June 30, 2000, 149,240 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the stock price vesting conditions to exercise had not been met as to any of the shares as of June 30, 2000.

         The Company declared cash dividends of $0.44 per share in the second quarter of 2000 and 1999 and $0.88 per share in the first six months of 2000 and 1999.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       ACQUISITIONS

         CHEMICKE ZAVODY SOKOLOV

         As of February 21, 2000, the Company acquired 76 percent of the shares of Sokolov, a manufacturer of waterborne polymer products, acrylic acid and acrylic esters located in the Czech Republic. During the second quarter 2000, the Company acquired an additional 21% of the shares resulting in 97% ownership of Sokolov as of June 30, 2000. These transactions, for cash consideration totaling approximately $46 million (net of $3 million cash acquired) and the assumption of $21 million of Sokolov debt, were financed with available cash and commercial paper borrowings. Efforts will continue to accumulate additional shares as they become available from the remaining minority shareholders.

         The acquisition of Sokolov has been accounted for by the purchase method of accounting and, accordingly, the results of operation of Sokolov for the period from February 21, 2000 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their fair values. The minority interest, which is included in other long-term liabilities in the Consolidated Statements of Financial Position, is not significant. Assuming this transaction had been made at January 1, 2000 and 1999, the consolidated proforma results for the six months ending June 30, 2000, and the year 1999 would not be materially different from reported results.

         LAWTER INTERNATIONAL, INC.

         On June 9, 1999, the Company completed its acquisition of Lawter for cash consideration of approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million of Lawter's debt. Lawter develops, produces and markets specialty products for the inks and coatings market.

         The acquisition of Lawter was accounted for by the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values. Goodwill and other intangible assets of approximately $455 million, representing the excess of cost over the estimated fair value of net tangible assets acquired, are being amortized on a straight-line basis over 5-40 years. Assuming this transaction had been made at January 1, 1999, the consolidated proforma results for the six months ending June 30, 1999 would not be materially different from reported results.

8.       DERIVATIVE FINANCIAL INSTRUMENTS

         Eastman had currency options with maturities of not more than three years to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $639 million at December 31, 1999. In February 2000, currency options denominated in French franc, German mark, and Italian lira with a notional amount of $545 million were effectively settled, resulting in cash proceeds of $106 million. Of this amount, approximately $14 million, net of premium amortization, was recognized in operating earnings in the second quarter 2000 and a total of $27 million, net of premium amortization, was

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         recognized in operating earnings through June 30, 2000. The balance, deferred until the underlying hedged transactions are realized, is recorded in other liabilities in the Consolidated Statements of Financial Position. The remaining deferred gain will be recognized over a period ending fourth quarter 2001.

9.       EMPLOYEE SEPARATIONS

         In the fourth quarter 1999, the Company accrued costs associated with employee terminations which resulted from voluntary and involuntary employee separations which occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. About 760 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. Approximately $71 million was accrued in 1999 for termination allowance payments associated with the separations, of which $6 million was paid in 1999 and $34 million was paid during the first six months of 2000. As of June 30, 2000, a balance of $31 million remains to be paid substantially during 2000 and is included in other current liabilities in the Consolidated Statements of Financial Position.


10.      SEGMENT INFORMATION

         Effective with the first quarter 2000, the Company reports financial results in two operating segments--Chemicals and Polymers. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates. Prior year amounts have been reclassified to conform to the 2000 presentation.

         (Dollars in millions)                         SECOND QUARTER       FIRST SIX MONTHS
                                                       2000       1999       2000       1999
         SALES
              Chemicals                               $  591     $  521     $1,146     $  981
              Polymers                                   725        601      1,387      1,164
                                                      ------     ------     ------     ------
                 Consolidated Eastman total           $1,316     $1,122     $2,533     $2,145
                                                      ======     ======     ======     ======


         OPERATING EARNINGS
              Chemicals                               $   64     $   64     $  120     $  115
              Polymers                                   109         32        185         52
                                                      ------     ------     ------     ------
                 Consolidated Eastman total           $  173     $   96     $  305     $  167
                                                      ======     ======     ======     ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      JUNE 30,  DECEMBER 31,
                                                        2000        1999
         ASSETS
                 Chemicals                             $2,955      $2,938
                 Polymers                               3,292       3,365
                                                       ------      ------
                    Consolidated Eastman total         $6,247      $6,303
                                                       ======      ======

11.      SORBATES LITIGATION

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

         In addition, the Company, along with other companies, is currently a defendant in twenty antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Six of the suits (five of which have since been consolidated) were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; six of the proceedings (which have subsequently been consolidated or found to be related cases) were filed in the United States District Court for the Northern District of California under federal antitrust laws on behalf of classes of direct purchasers of sorbates; two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and has been transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one action was filed in the District Court for the State of Kansas under Kansas antitrust laws on behalf of a

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         class of indirect purchasers of sorbates in that state; one case was filed in the Second Judicial District Court for the State of New Mexico under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one suit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek treble damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, except for the direct and indirect cases pending in California, where the Company has reached tentative settlements with the plaintiffs. The only proposed class which has been certified is a conditional settlement class relating to the Company and the other defendants in the federal direct purchaser cases pending in California.

         The Company has also been named as a defendant in a lawsuit concerning sorbates filed by Dean Foods Company, Kraft Foods, Inc., and Ralston Purina Company in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates in violation of Section One of the Sherman Act and that the plaintiffs were direct purchasers of sorbates from the defendants. These plaintiffs are not expected to participate in the proposed settlement of the federal direct purchaser cases pending in California.

         The Company intends to continue vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized charges to earnings in the fourth quarter 1998, the fourth quarter 1999, and the first and second quarters of 2000 for estimated costs, including legal fees, related to the pending sorbates litigation described above. Because of the early stage of these lawsuits, however, the ultimate outcome of these matters cannot presently be determined, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.

12.      SUBSEQUENT EVENTS

         ACQUISITION OF MCWHORTER TECHNOLOGIES, INC.

         On July 11, 2000, the Company obtained a controlling interest in McWhorter Technologies, Inc. ("McWhorter") for approximately $200 million in cash (excluding estimated acquisition-related costs) and the assumption of approximately $150 million in debt. McWhorter is a leading manufacturer of specialty resins and colorants used in the production of consumer and industrial coatings and reinforced fiberglass plastics.

         This transaction, which was funded through commercial paper borrowings, will be accounted for as a purchase. The purchase price will be allocated based on fair values of assets acquired and liabilities assumed, pending the completion of an independent appraisal currently underway. The excess of purchase price over fair value of identified tangible and intangible net assets acquired, including purchased in-process research and development if any, will be allocated to goodwill and amortized on a straight-line basis over 40 years.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


INITIAL PUBLIC OFFERING OF GENENCOR INTERNATIONAL, INC.

On July 27, 2000 Genencor International, Inc. ("Genencor"), a Delaware corporation engaged in the discovery, development, manufacturing and marketing of biotechnology products for the industrial chemicals, agriculture and health care markets issued 7,000,000 of its common shares in an initial public offering. The Company owns 25,000,000 common shares, or approximately 40% of the outstanding common shares, and preferred shares that have a liquidating value, including accrued dividends, of approximately $76 million. As a result of Genencor's initial public offering, the Company will recognize a gain of approximately $30 million in third quarter 2000 non-operating income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1999 Annual Report on Form 10-K, the Quarterly Report on Form 10-Q for the first quarter 2000, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.


RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

Eastman's substantially higher revenues and net earnings for the second quarter and six months 2000 are primarily attributable to higher selling prices in both segments and moderate overall volume growth resulting from acquisitions. Lower costs resulting from cost reduction efforts had a positive impact on results, but costs for major raw materials, even with the Company's feedstock cost hedging program, were significantly higher compared with 1999. Second quarter 2000 operating earnings were impacted by pre-tax non-recurring items totaling $18 million that resulted from charges for certain litigation costs and discontinued product lines and a gain on the sale of certain assets. Diluted earnings per share for the second quarter 2000 were $1.12 compared with $0.54 in 1999. For the first six months 2000, diluted earnings per share were $2.00 versus $0.86 in 1999.

                                            SECOND QUARTER                            FIRST SIX MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999       CHANGE
SALES                           $   1,316      $    1,122       17%        $   2,533       $    2,145       18%


Sales for the second quarter and first six months 2000 were substantially higher in both segments, driven by sharply higher selling prices for EASTAPAK polymers, significantly higher prices and sales volume for specialty plastics products, strong price increases for performance chemicals and intermediates, and volume attributable to acquisitions. Foreign currency exchange, particularly in Europe, had a slightly negative impact on sales.

                                            SECOND QUARTER                            FIRST SIX MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999       CHANGE
GROSS PROFIT                    $    290       $     225        29%        $    540        $     419        29%
      As a percentage of sales     22.0%            20.1%                      21.3%            19.5%

For the second quarter and first six months 2000, higher selling prices and sales volumes combined with lower manufacturing costs attributable to cost reductions and increased capacity utilization resulted in a substantial improvement in gross profit. The increase in gross profit was partially offset by significantly higher costs for major raw materials such as propane, paraxylene, and ethylene glycol, but the impact on earnings was diminished somewhat by the use of risk management tools, including the Company's hedging of feedstock costs. Distribution expenses were higher due to increased sales volumes but declined as a percentage of sales. For the second quarter and six months 2000, charges totaling $9 million related to dismantlement of facilities at Distillation Products, Inc., in Rochester, New York, and the shutdown of the sorbates manufacturing site at Chocolate Bayou, Texas, negatively affected gross profit, but the impact was slightly offset by a $1 million gain on the sale of certain assets.

                                            SECOND QUARTER                            FIRST SIX MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999       CHANGE
SELLING AND GENERAL
ADMINISTRATIVE EXPENSES         $    81        $      83       (2)%        $    161        $     159        1%
      As a percentage of sales      6.2%             7.4%                       6.4%             7.4%

Selling and general administrative expenses declined slightly for the second quarter 2000 and remained relatively unchanged for six months but declined as a percentage of sales in both periods. Benefits derived from cost reduction efforts in both periods were somewhat offset by expenses assumed from acquisitions.

                                            SECOND QUARTER                            FIRST SIX MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999       CHANGE
RESEARCH AND
DEVELOPMENT COSTS               $    36        $      46       (22)%       $     74        $      93       (20)%
      As a percentage of sales      2.7%             4.1%                       2.9%             4.3%

Research and development costs declined substantially for second quarter and six months reflecting cost reduction efforts and timing of expenditures.

                                            SECOND QUARTER                            FIRST SIX MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999       CHANGE
INTEREST COSTS                  $     35       $      32                   $     70        $      63
LESS CAPITALIZED INTEREST              1               4                          3                9
                                --------       ---------                   --------        ---------
Net Interest Expense            $     34       $      28        21%        $     67        $      54        24%
                                ========       =========                   ========        =========

Substantially increased net interest expense for second quarter and six months reflects decreased capitalized interest resulting from the 1999 completion of certain capital expansion projects, higher average commercial paper borrowings due to acquisitions, and higher interest rates paid on such commercial paper borrowings in 2000 compared to 1999.

                                            SECOND QUARTER                            FIRST SIX MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999       CHANGE
OTHER (INCOME) CHARGES, NET     $    11        $      4      >100%         $     8         $      12       (33)%

Other income and charges include interest income and royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. Second quarter and six months 2000 include pre-tax non-recurring items totaling approximately $10 million for certain litigation and other items; while 1999 results reflect the impact of foreign exchange transaction losses and other items.

EARNINGS

(Dollars in millions, except                  SECOND QUARTER                           FIRST SIX MONTHS
per share amounts)                 2000           1999        CHANGE          2000          1999         CHANGE
Operating earnings              $    173       $     96          80%       $    305        $   167          83%
Net earnings                          86             43         100             154             68         126
Earnings per share
--Basic                             1.12            .55         104            2.00            .86         133
--Diluted                           1.12            .54         107            2.00            .86         133


SUMMARY BY OPERATING SEGMENT

Effective with the first quarter 2000, the Company reports financial results in two operating segments--Chemicals and Polymers. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates. Prior year amounts have been reclassified to conform to the 2000 presentation.

CHEMICALS SEGMENT

                                           SECOND QUARTER                            FIRST SIX MONTHS
(Dollars in millions)              2000           1999       CHANGE          2000            1999       CHANGE
Sales                           $   591       $   521         13%         $   1,146       $     981         17%
Operating earnings                   64            64         --                120             115          4

For the second quarter and first six months 2000, sales revenue was substantially higher due to increased selling prices for many products and higher sales volumes resulting from acquisitions. Selling prices increased significantly and volume was moderately higher for performance chemicals and intermediates, coatings, adhesives, specialty polymers and inks products. Slightly higher prices for fine chemicals in second quarter were more than offset by a significant decline in sales volumes.

Despite the pricing improvements and higher sales volumes from acquisitions, operating earnings for the second quarter were flat. Costs for major raw materials increased significantly, even with the hedging of certain feedstock costs. Higher raw materials costs, charges of $9 million related to the shutdown of facilities in Rochester, New York and Chocolate Bayou, Texas, and certain other charges offset benefits attributable to cost reduction efforts.

POLYMERS SEGMENT

                                            SECOND QUARTER                            FIRST SIX MONTHS
(Dollars in millions)             2000           1999       CHANGE         2000            1999         CHANGE
Sales                           $   725       $   601          21%      $   1,387       $    1,164         19%
Operating earnings                  109            32         241%            185               52        256%

Substantially higher selling prices, particularly for EASTAPAK polymers, reflected continued improving market conditions for container plastics during the second quarter and first six months 2000. Although sales volume for container plastics was moderately lower for the second quarter, for the first six months it was level with 1999.

For the second quarter and first six months 2000, specialty plastics sales volume was strong and selling prices, driven by polyethylene products, were substantially higher. Selling prices declined slightly for fibers products, but sales volumes were moderately higher as a result of downtime experienced by a competitor. Sales volumes for the Polymers segment overall increased at a moderate level for the second quarter and six months 2000.

Operating earnings for the Polymers segment improved significantly for the second quarter and six months as a result of higher selling prices and cost reduction efforts, although the impact was offset somewhat by higher raw materials costs, even with the Company's feedstock cost hedging program. Operating earnings included a gain of $1 million from the sale of certain assets.

(For supplemental analysis of Chemicals and Polymers segment results, see Exhibits 99.01 and 99.02 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

                                             SECOND QUARTER                           FIRST SIX MONTHS
(Dollars in millions)             2000            1999       CHANGE         2000            1999        CHANGE
United States and Canada        $    810       $   708         14%       $   1,557       $   1,370        14%
Europe, Middle East, and
 Africa                              275           213         29              510             387        32
Asia Pacific                         128           112         14              262             223        17
Latin America                        103            89         16              204             165        24

Sales in the United States for second quarter 2000 were $756 million, up 15% from 1999 second quarter sales of $657 million. For six months, sales revenues in the United States increased 13% to $1.4 billion compared to $1.3 billion in 1999. The improvement in both periods was attributable to significantly higher selling prices for EASTAPAK polymers and polyethylene products and higher sales volumes for specialty plastics products and from acquisitions.

Sales outside the United States for second quarter 2000 were $560 million, up 20% from 1999 second quarter sales of $465 million due to higher sales volume, including acquisitions, and prices, and were 43% of total sales in the second quarter 2000 compared with 41% for the second quarter 1999. For six months, sales revenues outside the United States increased 25% to $1.1 billion compared to $0.9 billion in 1999. Slightly higher selling prices, increased volumes for fibers and performance chemicals and intermediate products, and volume attributable to acquisitions resulted in higher sales in Asia Pacific in the second quarter. In Europe, substantially higher selling prices for EASTAPAK polymers, and the additional volumes from acquisitions and for specialty plastics products contributed to a significant increase in sales for the second quarter 2000. For the second quarter 2000, higher selling prices for EASTAPAK polymers in Latin America more than offset lower sales volumes in the region.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

                                                                     2000               1999
FINANCIAL INDICATORS

For the first six months:
      Ratio of earnings to fixed charges                             3.9x               2.4x

At the periods ended June 30, 2000 and December 31, 1999:
      Current ratio                                                  1.3x               0.9x
      Percent of total borrowings to total capital                    53%                54%
      Percent of floating-rate borrowings to total borrowings         23%                23%

CASH FLOW

                                                        FIRST SIX MONTHS
(Dollars in millions)                                   2000        1999

Net cash provided by (used in)
      Operating activities                            $   378     $   286
      Investing activities                               (102)       (541)
      Financing activities                               (293)        316
                                                      -------     -------
Net change in cash and cash equivalents               $   (17)    $    61
                                                      =======     =======
Cash and cash equivalents at end of period            $   169     $    90
                                                      =======     =======


Cash provided by operating activities increased from the first six months of 1999 primarily due to higher net earnings, settlement of strategic foreign currency hedging transactions (see Note 8 to Consolidated Financial Statements), partially offset by an increase in working capital. Cash used in investing activities reflects lower capital expenditures and capital advances to suppliers, the sale of assets, the acquisition of Sokolov and other businesses, and e-commerce investments. Cash used in financing activities in the first six months 2000 reflects a decrease in commercial paper borrowings, proceeds from additional borrowings, repayment of Lawter and other debt, and in both years the payment of dividends and treasury stock purchases.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 2000, the Company estimates that depreciation will be about $370 million and that capital expenditures will be approximately $250 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at June 30, 2000 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.5 billion.

LIQUIDITY

On July 13, 2000, Eastman replaced the existing $800 million revolving credit facility expiring in December 2000 with a new $800 million revolving credit facility (the "Credit Facility"). Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The rate for such fee was .085% as of June 30, 2000. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for the second quarter 2000.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility which provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings at June 30, 2000 are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. At December 31, 1999, the Company's commercial paper borrowings were classified as short-term borrowings because the revolving credit facility then in effect would have expired in December 2000. As of June 30, 2000, the Company's commercial paper outstanding balance was $349 million at an effective interest rate of 6.83%. At December 31, 1999, the Company's commercial paper outstanding balance was $398 million at an effective interest rate of 6.30%.

In January 2000, the Company retired $125 million of Lawter International, Inc.'s ("Lawter") notes and financed this with commercial paper. During the first quarter 2000, the Company retired $76 million of other short-term borrowings, also financed with commercial paper, and assumed additional short-term borrowings totaling $21 million in the Chemicke Zavody Sokolov ("Sokolov") acquisition. In the second quarter 2000, short-term borrowings of $21 million assumed in the Sokolov acquisition were repaid and financed with commercial paper. Additional indebtedness of $100 million in the form of a short-term note payable was incurred during the second quarter 2000 for general operating purposes. Interest rates for these notes range from 6.33% to 7.33%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

In 1999, the Company entered into an agreement that allows the Company to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at June 30, 2000 and $150 million at December 31, 1999. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net, in the Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.

As of February 21, 2000, the Company acquired 76 percent of the shares of Sokolov, a manufacturer of waterborne polymer products, acrylic acid and acrylic esters located in the Czech Republic. During the second quarter 2000 the Company acquired an additional 21% of the shares resulting in 97% ownership of Sokolov as of June 30, 2000. These transactions, for cash consideration totaling approximately $46 million (net of $3 million cash acquired) and the assumption of $21 million of Sokolov debt, were financed with available cash and commercial paper borrowings. Efforts will continue to accumulate additional shares as they become available from the remaining minority shareholders.

The Company is currently authorized to repurchase up to $400 million of its common stock. During the first quarter 2000, 1,575,000 shares of common stock at a total cost of approximately $57 million were repurchased under this authorization. No shares of common stock were repurchased during the second quarter 2000. A total of 2,669,800 shares of common stock at a cost of approximately $107 million have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. Share repurchases are weighed against alternative uses for available cash, such as debt reduction and strategic acquisitions.

The Company expects that no contribution to its defined benefit pension plan will be required in 2000.

Proceeds of $106 million from the settlement in the first quarter 2000 of strategic foreign currency hedging transactions were used to enter into new foreign exchange contracts, reduce commercial paper borrowings and repurchase stock (see Note 8 to Consolidated Financial Statements).

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the second quarter of 2000 and 1999 and $0.88 per share in the first six months of 2000 and 1999.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is currently assessing the provisions of SAB 101 and has not yet made a determination of the impact SAB 101 will have on Eastman's consolidated financial statements.

E-BUSINESS

A major initiative is Eastman's intent to be a leading e-business company in the chemical industry. The Company believes e-commerce technology is fundamentally changing the way business is done in the chemical industry. Aggressively pursuing this technology, the Company is building a portfolio of options to make it easier for customers to do business with Eastman. Eastman is working quickly to expand its sophisticated e-business technologies to other regions of the world--from investing in business-to-business e-commerce portals serving the Asia Pacific region to providing online transactional capabilities on the Company website (eastman.com).

During 2000, the Company has continued its e-business development with the formation of two joint ventures and additional investments in other e-commerce businesses. The Company has formed a joint venture, ShipChem.com, to address the high cost and inefficiencies of transporting materials in the chemical industry. The establishment of ShipChem.com's e-logistics portal provides a foundation from which manufacturers and distributors can manage their transportation activities as a single integrated global process. The Company has also formed PaintandCoatings.com, Inc., a joint venture to create an independent Internet marketplace for the paint and coatings industry.

The Company has made a number of minority investments in Internet-based businesses that it believes have potential to significantly impact the way business is conducted in the chemical industry. These investments include Asera, which creates and maintains turn-key extranets with customized, password-protected content for business customers; ChemConnect, a company that enables online trading of chemicals and plastics; Commerx, Inc., a leading Net marketplace developer and provider of e-commerce solutions for industrial processing markets, offering supply chain efficiencies and various Internet-enabled technologies; e-Chemicals, Inc., a company that provides Internet-enabled solutions for procurement, sales, financial settlement, transportation and logistics, environmental health and safety, and sales support for the chemical industry; e-Credit, a company that provides financial services; MartQuest, provider of one-stop eChannel that will enable sellers to easily connect with multiple marketplaces; Moai Technologies, Inc., a company that provides Internet-based, dynamic pricing software services; The Patent and License Exchange, Inc., a marketplace to facilitate the identification, valuation and trading of intellectual property; SESAMi.com, an e-commerce pioneer for the chemical industry in Asia; and webMethods, Inc., a company that provides a platform which enables companies to pursue direct integration with trading partners.

OUTLOOK

Sales volume overall, excluding the McWhorter acquisition, is expected to be similar in the last half of 2000 to the first six months 2000. The supply and demand balance for EASTAPAK polymers is expected to continue to improve, driving higher utilization of plant capacity that the Company brought on-line in recent years. Sales volume for fibers is expected to continue to decline. Although higher costs for raw materials are expected to continue in the near term, it is anticipated that the impact on earnings will be mostly offset by selling price increases and cost structure improvements. Through aggressive cost management and actions taken during the fourth quarter 1999, the Company expects to achieve $100 million savings in labor-related costs during 2000 and to fully implement strategies by the end of 2000 which will achieve an additional $100 million savings in non-labor costs.

The rate of capital spending may accelerate during the second six months of 2000 from that of the first six months of 2000. However, the Company estimates capital expenditures for the year will be approximately $250 million. Additionally, the Company expects capital expenditures for 2001 to be somewhat higher than in 2000.

The Company expects the McWhorter acquisition will be accretive on a cash basis immediately and it is expected to be accretive to earnings during 2001. Net interest expense is expected to increase in the third quarter 2000 because of increased borrowings resulting from this acquisition.

The Company will continue to focus on creating shareowner value by improving earnings and return on capital and by implementing its strategic initiatives. To develop a portfolio which management believes would achieve the Company's strategies for growth and value creation, the Company has made and may continue to make acquisitions and divestitures and form alliances. Over the short term, the Company will continue to examine alternatives for diminishing the impact of its fibers and polyethylene product lines. Longer term, the Company will continue to examine alternatives for its polyethylene terephthalate ("PET") product line. The Company expects to continue growing the coatings, adhesives, specialty polymers, inks and specialty plastics product lines through new product development and value-creating acquisitions.

During the remainder of 2000, the Company will continue to focus on improving financial performance through improved earnings, reduced capital spending, decreased working capital, and aggressive cost reductions and management.

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

In addition, the Company, along with other companies, is currently a defendant in twenty antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Six of the suits (five of which have since been consolidated) were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; six of the proceedings (which have subsequently been consolidated or found to be related cases) were filed in the United States District Court for the Northern District of California under federal antitrust laws on behalf of classes of direct purchasers of sorbates; two cases were filed in Circuit Courts for the State of Tennessee under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and has been transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one action was filed in the District Court for the State of Kansas under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one case was filed in the Second Judicial District Court for the State of New Mexico under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of

Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one suit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek treble damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage, except for the direct and indirect cases pending in California, where the Company has reached tentative settlements with the plaintiffs. The only proposed class which has been certified is a conditional settlement class relating to the Company and the other defendants in the federal direct purchaser cases pending in California.

The Company has also been named as a defendant in a lawsuit concerning sorbates filed by Dean Foods Company, Kraft Foods, Inc., and Ralston Purina Company in the United States District Court for the Northern District of Illinois. The plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates in violation of Section One of the Sherman Act and that the plaintiffs were direct purchasers of sorbates from the defendants. These plaintiffs are not expected to participate in the proposed settlement of the federal direct purchaser cases pending in California.

The Company intends to continue vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized charges to earnings in the fourth quarter 1998, the fourth quarter 1999, and the first and second quarters of 2000 for estimated costs, including legal fees, related to the pending sorbates litigation described above. Because of the early stage of these lawsuits, however, the ultimate outcome of these matters cannot presently be determined, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The 2000 Annual Meeting of the Shareowners of Eastman Chemical Company was held on May 4, 2000. There were 76,693,503 shares of common stock entitled to be voted, and 57,684,877 shares represented in person or by proxy, at the Annual Meeting.

          Four items of business were acted upon by shareowners at the Annual
Meeting:

- the election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Shareowners in 2003 and until their successors are duly elected and qualified;
- the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company until the Annual Meeting of Shareowners in 2001;
- a shareowner proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors and establish annual election of all directors; and
- a shareowner proposal requesting that the Board of Directors issue a report concerning emission of "greenhouse gases" and potential climate change.

The results of the voting for the election of directors were as follows:

-------------------------------------------------------------------------------------------------------
                                                       VOTES                          BROKER

NOMINEE                             VOTES FOR        WITHHELD        ABSTENTIONS     NON-VOTES
-------------------------------------------------------------------------------------------------------
Jerry E. Dempsey                  56,496,664          1,188,213           -0-           -0-
Donald W. Griffin                 56,490,440          1,194,437           -0-           -0-
Marilyn R. Marks                  56,504,924          1,179,953           -0-           -0-

Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected.

The results of the voting on the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants were as follows:

-------------------------------------------------------------------------------------------------------
 VOTES FOR           VOTES AGAINST            ABSTENTIONS            BROKER NON-VOTES
-------------------------------------------------------------------------------------------------------
57,278,087              163,717                 243,073                   -0-

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.


The results of the voting on the approval of the shareowner proposal to declassify the Board of Directors were as follows:

-------------------------------------------------------------------------------------------------------
 VOTES FOR           VOTES AGAINST                 ABSTENTIONS                 BROKER NON-VOTES
-------------------------------------------------------------------------------------------------------
34,747,867            14,570,932                     647,023                      7,719,055

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the shareowner proposal was approved. This vote did not itself declassify the Board. That would require that the Board and holders of a majority of all outstanding shares of the Company vote to amend the Certificate of Incorporation to declassify the Board.

          The results of the voting on the approval of the shareowner proposal to issue a report concerning emission of "greenhouse gases" and potential climate change were as follows:

-------------------------------------------------------------------------------------------------------
VOTES FOR           VOTES AGAINST                 ABSTENTIONS                 BROKER NON-VOTES
-------------------------------------------------------------------------------------------------------
3,170,825            42,179,410                    4,616,254                     7,718,388

Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the shareowner proposal was not approved.




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 29.

         (b) Reports on Form 8-K

             The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Eastman Chemical Company



Date:  August 8, 2000               By:    /s/ James P. Rogers
                                           -------------------------
                                           James P. Rogers
                                           Senior Vice President and
                                           Chief Financial Officer

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

     3.02           Amended and Restated Bylaws of Eastman Chemical Company, as amended May
                    4, 2000 (incorporated herin by reference to Exhibit 3.02 to Eastman
                    Chemical Company's Quarterly Report on Form 10-Q for the quarter ended
                    March 31, 2000 (the "March 31, 2000 10-Q")

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

     4.10 $200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the
                    Company and Bank One, NA, as agent. Pursuant to Item
                    601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

     4.11           Credit Agreement, dated as of July 13, 2000 (the "Credit Agreement")
                    among Eastman Chemical Company, the Lenders named therein, and Citibank,
                    N.A. as Agent                                                                      31-92

    *10.01          Form of Indemnification Agreements dated May 5, 2000, between James L.
                    Chitwood, David M. Pond, and  James P. Rogers and Eastman Chemical
                    Company for service as directors of Genencor International, Inc.                   93-99


     12.01          Statement re Computation of Ratios of Earnings to Fixed Charges                   100

     27.01          Financial Data Schedule for Second Quarter 2000 (for SEC use only)

     99.01          Operating Segment Information (Sales Revenue Change, Volume
                    Effect and Price Effect)                                                          101

     99.02          Acquisition Information (Sales Revenue and Volume Growth Comparison --
                    With and Without Acquisitions)                                                   102-103



*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.