Form 10-Q
period 2000-09-30
EASTMAN CHEMICAL CO
filed 2000-11-08
CIK 915389

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

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

Yes  [X]           No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Number of Shares Outstanding at
                         Class                                         September 30, 2000

              Common Stock, par value $0.01 per share                       76,794,232
             (including rights to purchase shares of
           Common Stock or Participating Preferred Stock)


-------------------------------------------------------------------------------
                 PAGE 1 OF 43 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 28

                               TABLE OF CONTENTS

---------------------------------------------------------------------------------------------------
     ITEM                                                                                      PAGE
---------------------------------------------------------------------------------------------------

                                 PART I. FINANCIAL INFORMATION

1.      Financial Statements                                                                   3-12

2.      Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                         13-23


                                 PART II. OTHER INFORMATION

1.      Legal Proceedings                                                                     24-25

2.      Changes in Securities                                                                    25

6.      Exhibits and Reports on Form 8-K                                                         26


                                          SIGNATURES

        Signatures                                                                               27

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
                         INCOME, AND RETAINED EARNINGS
                (Dollars in millions, except per share amounts)


                                                         THIRD QUARTER                 FIRST NINE MONTHS
                                                     2000            1999            2000            1999

EARNINGS
Sales                                              $ 1,387         $ 1,190         $ 3,920         $ 3,335
Cost of sales                                        1,096             976           3,089           2,701
                                                   -------         -------         -------         -------
Gross profit                                           291             214             831             634

Selling and general administrative expenses             90              93             251             252
Research and development costs                          38              46             112             140
Write-off of acquired in-process research
         and development                                 9              --               9              --
                                                   -------         -------         -------         -------
Operating earnings                                     154              75             459             242

Interest expense                                        38              35             105              89
Gain recognized on initial public offering
       of equity investment                            (38)             --             (38)             --
Other (income) charges, net                              9              (9)             17               4
                                                   -------         -------         -------         -------
Earnings before income taxes                           145              49             375             149

Provision for income taxes                              48              16             124              49
                                                   -------         -------         -------         -------

Net earnings                                       $    97         $    33         $   251         $   100
                                                   =======         =======         =======         =======

Earnings per share
      Basic                                        $  1.27         $   .42         $  3.27         $  1.28
                                                   =======         =======         =======         =======
      Diluted                                      $  1.27         $   .42         $  3.26         $  1.27
                                                   =======         =======         =======         =======

COMPREHENSIVE INCOME
Net earnings                                       $    97         $    33         $   251         $   100
Other comprehensive income (loss)                      (42)             19             (77)            (23)
                                                   -------         -------         -------         -------
Comprehensive income                               $    55         $    52         $   174         $    77
                                                   =======         =======         =======         =======

RETAINED EARNINGS
Retained earnings at beginning of period           $ 2,185         $ 2,186         $ 2,098         $ 2,188
Net earnings                                            97              33             251             100
Cash dividends declared                                (34)            (35)           (101)           (104)
                                                   -------         -------         -------         -------
Retained earnings at end of period                 $ 2,248         $ 2,184         $ 2,248         $ 2,184
                                                   =======         =======         =======         =======


The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                             (Dollars in millions)


                                                                              SEPTEMBER 30,      DECEMBER 31,
                                                                                  2000              1999

ASSETS
Current assets
      Cash and cash equivalents                                                 $    74             $   186
      Trade receivables, net of allowance of $17 and $13                            631                 558
      Miscellaneous receivables                                                      81                  73
      Inventories                                                                   612                 485
      Other current assets                                                          124                 187
                                                                                -------             -------
         Total current assets                                                     1,522               1,489
                                                                                -------             -------

Properties
      Properties and equipment at cost                                            8,981               8,820
      Less:  Accumulated depreciation                                             5,056               4,870
                                                                                -------             -------
         Net properties                                                           3,925               3,950
                                                                                -------             -------

Goodwill, net of accumulated amortization of $23 and $14                            347                 271
Other intangibles, net of accumulated amortization of $16 and $6                    259                 175
Other noncurrent assets                                                             514                 418
                                                                                -------             -------

Total assets                                                                    $ 6,567             $ 6,303
                                                                                =======             =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
      Payables and other current liabilities                                    $ 1,056             $ 1,009
      Borrowings due within one year                                                114                 599
                                                                                -------             -------
         Total current liabilities                                                1,170               1,608

Long-term borrowings                                                              2,026               1,506
Deferred income tax credits                                                         609                 485
Postemployment obligations                                                          831                 789
Other long-term liabilities                                                         153                 156
                                                                                -------             -------
      Total liabilities                                                           4,789               4,544
                                                                                -------             -------

Shareowners' equity
      Common stock ($0.01 par - 350,000,000 shares
         authorized; shares issued - 84,632,598 and 84,512,004)                       1                   1
      Paid-in capital                                                                98                  95
      Retained earnings                                                           2,248               2,098
      Other comprehensive loss                                                     (131)                (54)
                                                                                -------             -------
                                                                                  2,216               2,140
      Less:  Treasury stock at cost (7,996,790 and 6,421,790 shares)                438                 381
                                                                                -------             -------

      Total shareowners' equity                                                   1,778               1,759
                                                                                -------             -------

Total liabilities and shareowners' equity                                       $ 6,567             $ 6,303
                                                                                =======             =======


The accompanying notes are an integral part of these financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in millions)


                                                                                              FIRST NINE MONTHS
                                                                                            2000              1999

Cash flows from operating activities
      Net earnings                                                                          $ 251             $ 100
                                                                                            -----             -----

Adjustments to reconcile net earnings to net cash provided
      by operating activities, net of effect of acquisitions
         Depreciation and amortization                                                        307               282
         Gain recognized on initial public offering of equity investment                      (38)               --
         Write-off of impaired assets                                                          --                13
         Write-off of acquired in-process research and development                              9                --
         Provision (benefit) for deferred income taxes                                         58               (20)
         Decrease in receivables                                                               20               167
         (Increase) decrease in inventories                                                   (78)               13
         Increase (decrease) in liabilities for employee benefits
             and incentive pay                                                                 20              (134)
         Increase (decrease) in liabilities excluding borrowings and liabilities
             for employee benefits and incentive pay                                          (59)               56
         Other items, net                                                                      73                18
                                                                                            -----             -----
         Total adjustments                                                                    312               395
                                                                                            -----             -----

         Net cash provided by operating activities                                            563               495
                                                                                            -----             -----

Cash flows from investing activities
      Additions to properties and equipment                                                  (133)             (190)
      Acquisitions, net of cash acquired                                                     (252)             (381)
      Capital advances to suppliers                                                            --               (21)
      Other investments                                                                       (36)               (1)
      Proceeds from sales of fixed assets                                                      60                 8
      Additions to capitalized software                                                       (14)              (18)
                                                                                            -----             -----

         Net cash used in investing activities                                               (375)             (603)
                                                                                            -----             -----

Cash flows from financing activities
      Net increase in commercial paper borrowings                                             113               317
      Proceeds from borrowings                                                                107                --
      Repayment of borrowings                                                                (364)              (10)
      Dividends paid to shareowners                                                          (101)             (104)
      Treasury stock purchases                                                                (57)              (51)
      Other items                                                                               2                 2
                                                                                            -----             -----

         Net cash (used in) provided by financing activities                                 (300)              154
                                                                                            -----             -----

         Net change in cash and cash equivalents                                             (112)               46

Cash and cash equivalents at beginning of period                                              186                29
                                                                                            -----             -----

Cash and cash equivalents at end of period                                                  $  74             $  75
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

         The Company has reclassified certain 1999 amounts to conform to the 2000 presentation.

2.       INVENTORIES


                                                                  SEPTEMBER 30,       DECEMBER 31,
    (Dollars in millions)                                            2000                1999

    At FIFO or average cost (approximates current cost)
             Finished goods                                          $ 512               $ 404
             Work in process                                           131                 128
             Raw materials and supplies                                241                 210
                                                                     -----               -----
                 Total inventories                                     884                 742
             Reduction to LIFO value                                  (272)               (257)
                                                                     -----               -----
    Total inventories at LIFO value                                  $ 612               $ 485
                                                                     =====               =====

     Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.   PAYABLES AND OTHER CURRENT LIABILITIES


                                                                        SEPTEMBER 30,    DECEMBER 31,
     (Dollars in millions)                                                  2000             1999

     Trade creditors                                                       $ 444           $ 373
     Accrued payrolls, vacation, and variable-incentive compensation         168             143
     Accrued restructuring charge                                             31              76
     Accrued taxes                                                            99             112
     Other                                                                   314             305
                                                                           -----           -----
           Total                                                          $1,056          $1,009
                                                                           =====           =====

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       BORROWINGS


                                                  SEPTEMBER 30,      DECEMBER 31,
     (Dollars in millions)                           2000               1999

     SHORT-TERM BORROWINGS
     Commercial paper                               $   --              $  398
     Notes payable                                     100                 125
     Other                                              14                  76
                                                    ------              ------
           Total short-term borrowings              $  114              $  599
                                                    ------              ------

     LONG-TERM BORROWINGS
     6 3/8% notes due 2004                          $  500              $  500
     7 1/4% debentures due 2024                        496                 496
     7 5/8% debentures due 2024                        200                 200
     7.60% debentures due 2027                         297                 297
     Commercial paper                                  511                  --
     Other                                              22                  13
                                                    ------              ------
           Total long-term borrowings               $2,026              $1,506
                                                    ------              ------

     Total borrowings                               $2,140              $2,105
                                                    ======              ======


         On July 13, 2000, Eastman replaced the then-existing $800 million revolving credit facility expiring in December 2000 with a new $800 million revolving credit facility (the "Credit Facility"). Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The rate for such fee was .125% as of September 30, 2000. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for the third quarter 2000.

         Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility which provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings at September 30, 2000 are classified as long-term borrowings as the Company has the ability to refinance such borrowings long term. At December 31, 1999, the Company's commercial paper borrowings were classified as short-term borrowings because the revolving credit facility then in effect would have expired in December 2000. As of September 30, 2000 and December 31, 1999 the effective interest rates for the Company's commercial paper borrowings were 6.72% and 6.30%, respectively.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       EARNINGS AND DIVIDENDS PER SHARE


                                                      THIRD QUARTER                    FIRST NINE MONTHS
    (In millions)                                 2000             1999              2000            1999

    Shares used for earnings per share
      calculation:
           Basic                                  76.6             78.0              76.9            78.2
           Diluted                                76.7             78.4              77.1            78.6

         Certain shares underlying options outstanding during the third quarter of 2000 and 1999 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Excluded from the third quarter 2000 and 1999 calculations were shares underlying options to purchase 2,865,204 shares of common stock at a range of prices from $45.3438 to $73.8125 and 2,139,498 shares of common stock at a range of prices from $49.6875 to $74.2500 outstanding at September 30, 2000 and 1999, respectively. Excluded from the year to date 2000 and 1999 calculations were shares underlying options to purchase 2,865,204 common shares at a range of prices from $45.3438 to
         73.8125 and 2,129,504 common shares at a range of prices from $50.6250 to $74.2500, respectively.

         In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's shareowners and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. Options to purchase a total of 574,000 shares will become exercisable through October 19, 2001, if both the stock price and time vesting conditions are met. The options will be cancelled and forfeited on October 19, 2001 as to any shares for which the applicable stock price target is not met. At September 30, 2000, 149,240 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the stock price vesting conditions to exercise had not been met as to any of the shares as of September 30, 2000.

         The Company declared cash dividends of $0.44 per share in the third quarter of 2000 and 1999 and $1.32 per share in the first nine months of 2000 and 1999.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       ACQUISITIONS

         MCWHORTER TECHNOLOGIES, INC.

         In July 2000, the Company completed its acquisition of McWhorter Technologies, Inc. ("McWhorter") for approximately $200 million in cash and the assumption of $155 million in debt. McWhorter manufactures specialty resins and colorants used in the production of consumer and industrial coatings and reinforced fiberglass plastics.

         This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of operations of McWhorter for the period from the acquisition date are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their fair values. Goodwill and other intangible assets of approximately $190 million, representing the excess of cost over the estimated fair value of net tangible assets acquired, are being amortized on a straight-line basis over 11-40 years. Assuming this transaction had been made at January 1, 2000 and 1999, the consolidated proforma results for the nine months ending September 30, 2000, and the year 1999 would not be materially different from reported results.

         CHEMICKE ZAVODY SOKOLOV

         As of February 21, 2000, the Company acquired 76 percent of the shares of Chemicke Zavody Sokolov ("Sokolov"), a manufacturer of waterborne polymer products, acrylic acid and acrylic esters located in the Czech Republic. During the second quarter 2000, the Company acquired an additional 21% of the shares resulting in 97% ownership of Sokolov. These transactions, for cash consideration totaling approximately $46 million (net of $3 million cash acquired) and the assumption of $21 million of Sokolov debt, were financed with available cash and commercial paper borrowings. Efforts will continue to accumulate additional shares as they become available from the remaining minority shareholders.

         The acquisition of Sokolov has been accounted for by the purchase method of accounting and, accordingly, the results of operations of Sokolov for the period from February 21, 2000 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their fair values. The minority interest, which is included in other long-term liabilities in the Consolidated Statements of Financial Position, is not significant. Assuming this transaction had been made at January 1, 2000 and 1999, the consolidated proforma results for the nine months ending September 30, 2000, and the year 1999 would not be materially different from reported results.

         LAWTER INTERNATIONAL, INC.

         In June 1999, the Company completed its acquisition of Lawter International, Inc. ("Lawter") for approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million in debt. Lawter develops, produces and markets specialty products for the inks and coatings market.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values. Goodwill and other intangible assets of approximately $455 million, representing the excess of cost over the estimated fair value of net tangible assets acquired, are being amortized on a straight-line basis over 5-40 years. Assuming this transaction had been made at January 1, 1999, the consolidated proforma results for 1999 would not be materially different from reported results.

7.       SUPPLEMENTAL CASH FLOW INFORMATION


     DETAILS OF ACQUISITIONS
     (Dollars in millions)                               2000              1999

     Fair value of assets acquired                       $626              $572
     Liabilities assumed                                  374               191
                                                         ----              ----
             Net cash paid for acquisitions               252               381
     Cash acquired in acquisitions                          4                41
                                                         ----              ----
              Cash paid for acquisitions                 $256              $422
                                                         ====              ====


8.       DERIVATIVE FINANCIAL INSTRUMENTS

         Eastman had currency options with maturities of not more than three years to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $639 million at December 31, 1999. In February 2000, currency options denominated in French franc, German mark, and Italian lira with a notional amount of $545 million were effectively settled, resulting in cash proceeds of $106 million. Of this amount, approximately $13 million, net of premium amortization, was recognized in operating earnings in the third quarter 2000 and a total of $40 million, net of premium amortization, was recognized in operating earnings through September 30, 2000. The balance, deferred until the underlying hedged transactions would have been realized, is recorded in other liabilities in the Consolidated Statements of Financial Position. The remaining deferred gain will be recognized over a period ending fourth quarter 2001.

9.       EMPLOYEE SEPARATIONS

         In the fourth quarter 1999, the Company accrued costs associated with employee terminations which resulted from voluntary and involuntary employee separations which occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. About 760 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. Approximately $71 million was accrued in 1999 for termination allowance payments associated with the separations, of which $6 million was paid in 1999 and $48 million was paid during the first nine months of 2000. As of September 30, 2000, a balance of $17 million remains

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         to be paid and is included in other current liabilities in the Consolidated Statements of Financial Position.

10.      INITIAL PUBLIC OFFERING OF GENENCOR INTERNATIONAL, INC., COMMON STOCK

         In August 2000, Genencor International Inc. ("Genencor"), a Delaware corporation which was jointly owned by Eastman and Danisco A/S, completed an initial public offering of approximately 8 million shares of its common stock at a price of $18 per share. Although it sold no shares in the offering, Eastman recorded a nonrecurring gain of $38 million as the offering price of the Genencor shares sold in the offering exceeded Eastman's cost basis of its Genencor shares. Eastman owns 25 million common shares, or approximately 40% of the outstanding common shares after the initial public offering, of Genencor. Genencor develops genetically based biotechnology products for the health care, agricultural and industrial chemicals markets.

11.      SEGMENT INFORMATION

         Effective with the first quarter 2000, the Company reports financial results in two operating segments--Chemicals and Polymers. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates. Prior year amounts have been reclassified to conform to the 2000 presentation.


                                                       THIRD QUARTER            FIRST NINE MONTHS
    (Dollars in millions)                          2000          1999          2000          1999

    SALES
            Chemicals                              $  702        $  556        $1,848        $1,537
            Polymers                                  685           634         2,072         1,798
                                                   ------        ------        ------        ------
                 Consolidated Eastman total        $1,387        $1,190        $3,920        $3,335
                                                   ======        ======        ======        ======

    OPERATING EARNINGS
            Chemicals                              $   64        $   43        $  184        $  158
            Polymers                                   90            32           275            84
                                                   ------        ------        ------        ------
                 Consolidated Eastman total        $  154        $   75        $  459        $  242
                                                   ======        ======        ======        ======


                                                     SEPTEMBER 30,      DECEMBER 31,
                                                         2000              1999

    ASSETS
               Chemicals                                $3,254            $2,938
               Polymers                                  3,313             3,365
                                                        ------            ------
                  Consolidated Eastman total            $6,567            $6,303
                                                        ======            ======

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      LEGAL MATTERS

         The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on the Company's overall financial position or results of operations. However, adverse developments could negatively impact earnings in a particular period. For further information concerning certain pending legal matters, see "Part II. Other Information Item 1. Legal Proceedings".

13.      COMMITMENTS

         LETTER OF INTENT TO PURCHASE CERTAIN BUSINESSES OF HERCULES
         INCORPORATED

         On September 14, 2000, the Company announced it has entered into a letter of intent to acquire the hydrocarbon resins and select portions of the rosins resins businesses of Hercules Incorporated ("Hercules"). Under the terms of the letter of intent, Hercules facilities which will be acquired are located in the United States, the Netherlands, England, and Mexico. Additionally, operating assets will be acquired and operated under contract with Hercules at shared facilities in the United States. Completion of the acquisition, which is not likely before the end of fourth quarter 2000, is subject to negotiation and execution of definitive agreements and approval by the boards of directors of both companies.

         OTHER COMMITMENTS

         In 1999, the Company entered into an agreement that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at September 30, 2000 and $150 million at December 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 1999 Annual Report on Form 10-K, the Quarterly Reports on Form 10-Q for the first and second quarters 2000, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

Substantially higher revenues for the third quarter and first nine months 2000 reflect significantly higher selling prices in both segments driven by increases in raw materials costs and improving supply and demand balance for polyethylene terephalate ("PET"). Volume increases for the third quarter and first nine months reflect recent acquisitions. The decrease in volume, when recent acquisitions are excluded, reflects weaker overall demand and a strong third quarter 1999 when customers were purchasing in advance of announced price increases. Acquisitions contributed approximately $137 million and $250 million to revenues in the third quarter and first nine months 2000, respectively.

For the third quarter and first nine months 2000, higher selling prices and lower cost structure more than offset the impact of higher raw materials costs, which increased significantly even with the Company's hedging of feedstock costs. The decline in the value of the euro negatively impacted revenue and earnings for the third quarter and first nine months 2000. Results for 2000 and 1999 were also impacted by certain nonrecurring items discussed below. Diluted earnings per share for the third quarter 2000 were $1.27 compared with $0.42 in 1999. For the first nine months 2000, diluted earnings per share were $3.26 versus $1.27 in 1999.


                                         THIRD QUARTER                     FIRST NINE MONTHS
(Dollars in millions)            2000        1999      CHANGE        2000         1999      CHANGE

SALES                           $1,387      $1,190       17%        $3,920       $3,335       18%

Sales for the third quarter and first nine months 2000 were significantly higher in both segments, driven by substantially higher selling prices for EASTAPAK polymers, strong price increases for performance chemicals and intermediates, and volume attributable to acquisitions. Foreign currency exchange, particularly in Europe, had a negative impact on sales.


                                              THIRD QUARTER                             FIRST NINE MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999       CHANGE

GROSS PROFIT                      $ 291            $ 214        36%           $ 831            $ 634        31%
      As a percentage of sales     21.0%            18.0%                      21.2%            19.0%

For the third quarter and first nine months 2000, gross profit improved substantially as a result of higher selling prices net of raw materials costs increases, lower cost structure and increased capacity utilization.

Costs for major raw materials such as propane, paraxylene, ethylene glycol, and natural gas increased significantly even with the Company's hedging of feedstock costs.

For the third quarter and first nine months 2000, a pre-tax charge of approximately $4 million associated with exiting the sorbates product line negatively affected gross profit. Also impacting first nine months 2000 were previously disclosed second quarter pre-tax items netting to an $8 million charge related to the shutdown of facilities in Rochester, New York, the shutdown of the sorbates manufacturing site at Chocolate Bayou, Texas, and the sale of assets. As previously disclosed, gross profit for first nine months 1999 was negatively impacted by pre-tax charges of approximately $15 million related to a discontinued capital project and phase out of operations in Rochester, New York.


                                              THIRD QUARTER                             FIRST NINE MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999       CHANGE

SELLING AND GENERAL
ADMINISTRATIVE EXPENSES            $ 90             $ 93       (3)%            $251             $252        --%
      As a percentage of sales      6.5%             7.8%                       6.4%             7.6%

Selling and general administrative expenses declined slightly for the third quarter 2000 and as a percentage of sales in both periods despite the addition of costs for acquired companies. Benefits were derived from lower cost structure in both periods.


                                             THIRD QUARTER                          FIRST NINE MONTHS
(Dollars in millions)                2000         1999          CHANGE        2000         1999       CHANGE

RESEARCH AND
DEVELOPMENT COSTS                    $ 38         $  46         (17)%         $112         $140        (20)%
      As a percentage of sales        2.7%          3.9%                       2.9%         4.2%

WRITE-OFF OF ACQUIRED
IN-PROCESS RESEARCH AND
DEVELOPMENT                          $  9         $  --          N/A          $  9         $--         N/A

Research and development costs for the third quarter and first nine months 2000 were significantly lower due to lower cost structure. A nonrecurring pre-tax charge of approximately $9 million for the write-off of in-process research and development acquired from McWhorter Technologies, Inc. ("McWhorter") was recorded in the third quarter 2000.


                                            THIRD QUARTER               FIRST NINE MONTHS
(Dollars in millions)                   2000     1999   CHANGE     2000       1999     CHANGE

INTEREST COSTS                          $38      $37               $108       $100
LESS CAPITALIZED INTEREST                --        2                  3         11
                                        ---      ---               ----       ----
INTEREST EXPENSE                        $38      $35      9%       $105       $ 89       18%
                                        ===      ===               ====       ====

Higher interest expense for the third quarter and first nine months 2000 reflects decreased capitalized interest resulting from the 1999 completion of certain capital expansion projects, higher average commercial paper borrowings due to acquisitions, and higher interest rates on commercial paper borrowings in 2000 compared to 1999.

                                           THIRD QUARTER                   FIRST NINE MONTHS
(Dollars in millions)              2000        1999       CHANGE      2000        1999      CHANGE

OTHER (INCOME) CHARGES,
NET                                $  9        $(9)        (200)%     $ 17        $ 4        (325)%

GAIN RECOGNIZED ON INITIAL
PUBLIC OFFERING OF
GENENCOR                           $(38)       $--          N/A       $(38)       $--         N/A

Other income and charges includes interest income and royalty income, gains and losses on asset sales, results for investments accounted for under the equity method, foreign exchange transactions, and other items. Third quarter 2000 results primarily reflect foreign exchange losses due to adverse movements in currencies such as the euro. Third quarter 1999 results reflect a gain recognized on the sale of assets.

In the third quarter 2000, the Company recorded a pre-tax gain of approximately $38 million resulting from the initial public offering of shares of Genencor (see Note 10 to Consolidated Financial Statements).

EARNINGS


(Dollars in millions, except                   THIRD QUARTER                            FIRST NINE MONTHS
    per share amounts)              2000            1999      CHANGE           2000            1999        CHANGE

Operating earnings                 $ 154            $ 75        105%          $ 459            $ 242         90%
Net earnings                          97              33        194             251              100        151
Earnings per share
--Basic                             1.27             .42        202             3.27             1.28       155
--Diluted                           1.27             .42        202             3.26             1.27       157

SUMMARY BY OPERATING SEGMENT

Effective with the first quarter 2000, the Company reports financial results in two operating segments--Chemicals and Polymers. Through 1999, the Company managed its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates. Prior year amounts have been reclassified to conform to the 2000 presentation.

CHEMICALS SEGMENT


                                               THIRD QUARTER                             FIRST NINE MONTHS
(Dollars in millions)              2000            1999       CHANGE          2000             1999     CHANGE

Sales                              $ 702           $ 556         26%         $ 1,848       $ 1,537        20%
Operating earnings                    64              43         49              184           158        16

For the third quarter and first nine months 2000, sales revenue for the Chemicals segment was sharply higher due to increased selling prices, which were driven by higher raw materials costs, and higher sales volumes resulting from acquisitions. The increase in sales volume was partially offset by the previously announced discontinuance of sorbates, ethanol, and products manufactured at Distillation Products Industries in Rochester, New York. For the third quarter and first nine months 2000, sales revenue for performance chemicals and intermediates increased significantly mainly due to higher selling prices. Moderately higher selling prices and sales volumes attributable to acquisitions substantially increased sales revenue in the third quarter and first nine months 2000 for coatings, adhesives, specialty polymers and inks products. Selling prices were level for fine chemicals in the third quarter and first nine months 2000 but lower sales volumes, partially due to discontinued product lines, negatively impacted sales.

Operating earnings for the Chemicals segment improved substantially for the third quarter and first nine months 2000 as a result of lower cost structure and higher selling prices net of raw materials cost increases. Operating earnings for the third quarter and first nine months 2000 were negatively impacted by a pre-tax charge of approximately $4 million associated with exiting the sorbates product line. Operating earnings for first nine months 2000 were also negatively impacted by previously announced second quarter pre-tax charges of $9 million related to the shutdown of facilities in Rochester, New York and Chocolate Bayou, Texas. Operating earnings for first nine months 1999 include approximately $15 million of previously announced pre-tax charges related to a discontinued capital project and phase out of operations in Rochester, New York.

As previously announced, the Company plans to divest a major portion of its fine chemicals business and, as of December 31, 2000, to discontinue production at its propylene glycol facilities in South Charleston, West Virginia.

POLYMERS SEGMENT


                                            THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)               2000         1999       CHANGE       2000         1999       CHANGE

Sales                               $685         $634          8%        $2,072       $1,798         15%
Operating earnings                    90           32        181            275           84        227

Selling prices for EASTAPAK polymers were substantially higher in the third quarter and first nine months 2000, driven by an improved supply and demand balance. Sales volume for EASTAPAK polymers declined moderately compared with a strong third quarter 1999 and reflected weaker demand due to a maturing carbonated soft drink market and the Company's holding to previously announced price increases. For the third quarter 2000, sales volume growth in the polyester product line, moderately higher selling prices overall for specialty plastics, and higher volumes for fibers due to temporary problems experienced by competitors also contributed to higher sales.

Operating earnings for the Polymers segment were sharply higher for the third quarter and first nine months 2000 as a result of lower cost structure and substantially higher selling prices for EASTAPAK polymers. Third quarter operating earnings were also positively impacted by higher sales volume for fibers and higher earnings for polyesters and cellulosics, while polyethylene margins declined due to higher raw materials costs. Operating earnings for first nine months 2000 include a pre-tax gain of $1 million from the sale of certain assets.

(For supplemental analysis of Chemicals and Polymers segment results and the impact of recent acquisitions on revenue and volume, see Exhibits 99.01 and
99.02 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION


SALES BY REGION


                                    THIRD QUARTER                 FIRST NINE MONTHS
(Dollars in millions)         2000      1999    CHANGE      2000        1999     CHANGE

United States and Canada      $853      $733      16%      $2,411      $2,104      15%
Europe, Middle East, and
      Africa                   271       225      20          781         611      28
Asia Pacific                   137       125      10          398         348      14
Latin America                  126       107      18          330         272      21

Sales in the United States for the third quarter 2000 were $803 million, up 18% from 1999 third quarter sales of $678 million. For first nine months 2000, sales revenues in the United States increased 15% to $2.3 billion compared to $2.0 billion in 1999. The improvement in both periods was primarily attributable to higher sales volumes resulting from acquisitions and significantly higher selling prices for EASTAPAK polymers.

Sales outside the United States for the third quarter 2000 were $584 million, up 14% from 1999 third quarter sales of $512 million due to higher sales volume resulting from acquisitions, and substantially higher selling prices for EASTAPAK polymers. Sales outside the United States were 42% of total sales in the third quarter 2000 compared with 43% for the third quarter 1999. For first nine months 2000, sales revenues outside the United States increased 21% to $1.7 billion compared to $1.4 billion in 1999. In Europe, substantially higher selling prices for EASTAPAK polymers and additional volumes from acquisitions contributed to a significant increase in sales for the third quarter 2000. Increased volumes for fibers and slightly higher selling prices for performance chemicals and intermediates and EASTAPAK polymers resulted in higher sales in Asia Pacific in the third quarter. Increases in sales for Latin America are primarily attributable to substantially higher selling prices for EASTAPAK polymers in the third quarter and first nine months 2000, and moderately higher sales volumes for EASTAPAK polymers in first nine months 2000.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

CASH FLOW


                                                           FIRST NINE MONTHS
(Dollars in millions)                                  2000              1999

Net cash provided by (used in)
      Operating activities                            $ 563             $ 495
      Investing activities                             (375)             (603)
      Financing activities                             (300)              154
                                                      -----             -----
Net change in cash and cash equivalents               $(112)            $  46
                                                      =====             =====
Cash and cash equivalents at end of period            $  74             $  75
                                                      =====             =====

Cash provided by operating activities for first nine months 2000 increased mainly due to higher net earnings and settlement of strategic foreign currency hedging transactions (see Note 8 to Consolidated Financial Statements), partially offset by an increase in working capital primarily resulting from the impact on inventories of higher raw materials costs in 2000 and inventory building by customers in late 1999. Cash used in investing activities reflects lower expenditures for capital additions, capital advances to suppliers, and acquisitions, higher proceeds from the sale of assets and higher expenditures for investments in internet-based businesses. Cash used in financing activities in first nine months 2000 reflects an increase in commercial paper and other borrowings, repayment of Lawter International, Inc. ("Lawter"), McWhorter, Chemicke Zavody Sokolov ("Sokolov") and other debt, and in both years the payment of dividends and treasury stock purchases. The Company's current priorities for use of available cash are payment of dividends and debt reduction and repurchase of shares, weighed against strategic acquisitions.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 2000, the Company estimates that depreciation will be approximately $370 million and that capital expenditures will be between $200-220 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at September 30, 2000 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.5 billion.

LIQUIDITY

On July 13, 2000, Eastman replaced the then-existing $800 million revolving credit facility expiring in December 2000 with a new $800 million revolving credit facility (the "Credit Facility"). Although the Company does not have any amounts outstanding under the Credit Facility, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility also requires a facility fee on the total commitment that varies based on Eastman's credit rating. The rate for such fee was .125% as of September 30, 2000. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for the third quarter 2000.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility which provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings at September 30, 2000 are classified as long-term borrowings as the Company has the ability to refinance such borrowings long term. At December 31, 1999, the Company's commercial paper borrowings were classified as short-term borrowings because the revolving credit facility then in effect would have expired in December 2000. As of September 30, 2000, the Company's commercial paper outstanding balance was $511 million at an effective interest rate of 6.72%. At December 31, 1999, the Company's commercial paper outstanding balance was $398 million at an effective interest rate of 6.30%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

Proceeds of $106 million from the settlement in the first quarter 2000 of strategic foreign currency hedging transactions were used for general corporate purposes (see Note 8 to Consolidated Financial Statements).

In 1999, the Company entered into an agreement that allows the Company to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at September 30, 2000 and $150 million at December 31, 1999. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices.

In July 2000, the Company completed the acquisition of McWhorter for approximately $200 million in cash and the assumption of approximately $155 million in debt, of which $141 million was repaid during the third quarter 2000. This transaction was funded with available cash and commercial paper borrowings.

As of February 21, 2000, the Company acquired 76 percent of the shares of Sokolov. During the second quarter 2000 the Company acquired an additional 21% of the shares resulting in 97% ownership of Sokolov as of September 30, 2000. These transactions, for cash consideration totaling approximately $46 million (net of $3 million cash acquired) and the assumption of $21 million of Sokolov debt, which was subsequently repaid, were financed with available cash and commercial paper borrowings. Efforts will continue to accumulate additional shares as they become available from the remaining minority shareholders.

During the first nine months 2000, the Company repaid $125 million of Lawter notes, $21 million of debt assumed in the Sokolov acquisition, $141 million of debt assumed in the McWhorter acquisition, and $76 million of other short-term borrowings. These transactions were funded with available cash and commercial paper borrowings. Additional indebtedness of $100 million in the form of a short-term note payable was incurred in the second quarter 2000 for general operating purposes. Interest rates for these notes range from 6.33% to 7.33%.

The Company is currently authorized to repurchase up to $400 million of its common stock. During the first quarter 2000, 1,575,000 shares of common stock at a total cost of approximately $57 million were repurchased under this authorization. No shares of common stock were repurchased during the second or third quarters 2000. A total of 2,669,800 shares of common stock at a cost of approximately $107 million have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. Share repurchases are weighed against alternative uses for available cash, such as debt reduction and strategic acquisitions.

On September 14, 2000, the Company announced it has entered into a letter of intent to acquire the hydrocarbon resins and select portions of the rosins resins businesses of Hercules Incorporated ("Hercules"). The acquisition, the terms of which are subject to negotiation and execution of definitive agreements and the approval of the boards of directors of both companies, are expected be funded with available cash and commercial paper borrowings. On September 14, 2000, the Company also announced plans to divest a major portion of its fine chemicals business. It is expected that neither transaction will be completed prior to the end of the fourth quarter 2000.

The Company anticipates that no contribution to its defined benefit pension plan will be required for the remainder of 2000.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the third quarter of 2000 and 1999 and $1.32 per share in the first nine months of 2000 and 1999.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by SFAS No. 138, "Accounting for Certain Derivative Instruments and

Certain Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value, which would result in an offsetting adjustment to income or other comprehensive income, depending on effectiveness of the hedge. SFAS No. 133 is effective for the Company beginning January 1, 2001. Certain instruments historically utilized by the Company to hedge foreign currency exposures and raw materials purchases would be required to be marked to market each period under SFAS No. 133. However, the Company does not believe the adoption of SFAS No. 133 will have a material impact on the results of operations as the Company intends to utilize alternative strategies to minimize the impact of SFAS No. 133 for foreign currency and raw materials related hedges. Gains from the settlement of currency options currently deferred (see Note 8 to financial statements) will be reclassified from other current liabilities to other comprehensive income on January 1, 2001.

In December 1999, the Securities and Exchange Commission ("SEC") issued SEC Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 summarizes certain of the staff's views in applying accounting principles generally accepted in the United States to revenue recognition in financial statements. The Company does not expect SAB 101 to have a significant impact on Eastman's consolidated financial statements.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", addresses certain issues not previously addressed in SFAS No. 125. SFAS No. 140 is effective for transfers and servicing occurring after March 31, 2001 and, for certain provisions, fiscal years ending after December 15, 2000. The Company is currently evaluating the requirements of SFAS No. 140 and does not anticipate that it will have a material impact on Eastman's consolidated financial statements.

E-BUSINESS

A major initiative is Eastman's intent to be a leading e-business company in the chemical industry and to provide differentiated solutions to customers' business problems, thus making it easier for customers to do business with Eastman. The Company plans to have 10-15 system-to-system connections with strategic customers and suppliers by the end of 2000. These connections, in addition to eastman.com, auctions, marketplaces, EDI and supplier.com sites, will enable the Company to execute approximately 15-20% of sales and procurement transactions electronically by year-end 2000. Additionally, by year-end 2001, the Company plans to have essentially completed integration of SAP R3 4.6B web enabled version throughout the organization, although some of the recent acquisitions will complete conversion to SAP R3 4.6B during 2002. SAP R3 4.6B will provide additional electronic transaction capability and will support both the eastman.com storefront as well as integrated direct strategies.

During 2000, the Company has continued its e-business development with the formation of joint ventures and additional investments in other e-commerce businesses. The Company has formed a joint venture, ShipChem.com, to address the high cost and inefficiencies of transporting materials in the chemical industry. The establishment of ShipChem.com's e-logistics portal provides a foundation from which manufacturers and distributors can manage their transportation activities as a single integrated global process. The Company has also formed PaintandCoatings.com, Inc., a joint venture to create an independent internet marketplace for the paint and coatings industry.

The Company has made minority equity investments in a number of internet-based businesses that it believes have potential to significantly impact the way business is conducted in the chemical industry. These investments include Asera, which creates and maintains turnkey extranets with customized, password-protected content for business customers; ChemConnect, a company that enables online trading of chemicals and plastics; Commerx, Inc., a leading Net marketplace developer and provider of e-commerce solutions for industrial processing markets; e-Chemicals, Inc., a company that provides internet-enabled solutions for procurement, sales, financial settlement, transportation and logistics, environmental health and safety, and sales support for the chemical industry; e-Credit, a company that provides internet-based financial services; MartQuest, provider of a one-stop eChannel to enable sellers to easily connect with multiple marketplaces; Moai Technologies, Inc., a company that provides internet-based, dynamic pricing software services; The Patent and License Exchange, Inc., a marketplace to facilitate the identification, valuation and trading of intellectual property; Sequencia Corporation, a business-to-business portal to store and share product and manufacturing recipes to be automatically downloaded into process operations; SESAMi.com, an e-commerce pioneer for the chemical industry in Asia; Webango, developer of the Webango Network, which will enable Eastman to initiate and manage long-term value partnerships with its supplier base; webMethods, Inc., a company that provides a platform which enables companies to pursue direct integration with trading partners; and Yantra whose PureEcommerce r2.0 software application is a platform by which marketplaces such as PaintandCoatings.com and ChemConnect can provide orders and receive full order transparency to and from suppliers.

OUTLOOK

For the fourth quarter 2000 and early 2001, the Company:

- Expects volume growth in the fourth quarter 2000 to be similar to the third quarter 2000 growth year over year.
- Expects volume growth to slow across end-use markets but to exceed United States Gross Domestic Product ("GDP") growth levels next year. However, GDP growth is also expected to slow, as the effect of higher oil prices is expected to negatively impact worldwide economic growth.
- Believes that PET will continue to penetrate into other end-use markets at a level which will support overall annual volume growth of 10% for PET for container plastics, although volume growth in the PET industry is slowing due to maturing of the carbonated soft drink market.
- Anticipates that higher energy costs and their impact on global economic conditions will likely negatively affect overall demand and increased raw materials costs and, accordingly, negatively affect fourth quarter 2000 and early 2001 results.
- Expects raw materials costs will increase in the fourth quarter 2000 over the third quarter 2000 and that hedging activities in the fourth quarter will result in diminished cost savings or could even negatively impact results. However, the Company anticipates that announced price increases effective October 1, 2000 and continuing cost reductions, including efficiency gains resulting from the continued digitization of the Company, will offset some of these raw materials costs increases.
- Continues to expect to eliminate $100 million of non-labor costs by year-end 2000.
- Expects that upgrading its enterprise resource planning software system from SAP R2 to SAP R3 4.6B web enabled version will add incremental cost of approximately $5 million to $8 million per quarter for the fourth quarter 2000 and the first quarter 2001. The Company expects these one-time costs to taper off during 2001 as implementation is planned to be essentially completed in all regions by year-end 2001. However, some of the recent acquisitions will complete conversion to SAP R3 4.6B during 2002.
- As previously announced, plans to divest a major portion of its fine chemicals business and has entered into a letter of intent to acquire the hydrocarbon resins and select portions of the rosin resins businesses of Hercules Incorporated. Although the Company is making progress on both of these portfolio changes, it is not likely that either will be completed prior to the end of the fourth quarter 2000.
- Anticipates that its capital expenditures for 2000 will be between $200-220 million and capital expenditures for 2001 to be slightly over $300 million, although the final amount for 2001 will be determined after an assessment of recent acquisitions.

Based upon the expectations described above, the Company anticipated as of October 19, 2000 (the date of its third quarter sales and earnings press release) that fourth quarter 2000 earnings per share would be at the lower end of the then-current range of analysts' estimates of $.70 to $.89 per share.

FORWARD-LOOKING STATEMENTS

The expectations under "Outlook" and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and utilization; capital spending; expected depreciation and amortization; environmental matters; legal proceedings; effects of hedging raw materials costs and foreign currencies; global and regional economic conditions; supply and demand, volumes, prices, costs, margins, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; cost reduction targets; and development, production, commercialization, and acceptance of new products and technologies.

These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those projected in any such forward-looking statements:

- The Company has manufacturing and marketing operations throughout the world, with over 40% of the Company's revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company's revenues, expenses and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenues, expenses and results, and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company's results of operations.
- The Company has made and may continue to make acquisitions, divestitures, and investments, and enter into alliances as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions, which could be delayed for a variety of reasons, the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transaction, there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.
- The Company has made and may continue to make strategic e-business investments, including formation of joint ventures and investments in other e-commerce businesses, in order to build Eastman's E-business capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company's results of operations.

- The Company owns assets in the form of equity in other companies, including joint ventures, e-commerce investments and Genencor. Such investments, some of which are minority investments in companies which are not managed or controlled by the Company, are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.
- The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.
- In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw materials costs, or have a negative impact on demand and volume.
- The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw materials costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.
- The Company's competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.
- The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced.
- Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses and results.
- The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The estimates depend on a number of factors including those associated with ongoing operations and remedial requirements. Ongoing operations can be affected by unanticipated government enforcement action, which in turn is influenced by the nature of the allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product deselection. Remedial requirements at contaminated sites are dependent on the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.
- The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Outlook" and "Forward-Looking Statements", and other forward-looking statements and related disclosures made by the Company in this filing and elsewhere from time to time, represent management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further public Company disclosures (such as in our filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

---------
EASTAPAK is a trademark of Eastman Chemical Company.

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

In addition, the Company, along with other companies, is currently a defendant in twenty antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each case, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Six of the suits (five of which have since been consolidated) were filed in Superior Courts for the State of California under various state antitrust and consumer protection laws on behalf of classes of indirect purchasers of sorbates; six of the proceedings (which have subsequently been consolidated or found to be related cases) were filed in the United States District Court for the Northern District of California under federal antitrust laws on behalf of classes of direct purchasers of sorbates; two cases were filed in Tennessee state courts under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; one case was filed in the United States District Court for the Southern District of New York (and has been transferred to the Northern District of California) under federal antitrust laws on behalf of a class of direct purchasers of sorbates; one action was filed in the Circuit Court for the State of Wisconsin under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one action was filed in the District Court for the State of Kansas under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one case was filed in the Second Judicial District Court for the State of New Mexico under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one suit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. Each proceeding is in preliminary pretrial motion and discovery stage. In addition, the Company has reached tentative settlements with plaintiffs in the direct and indirect purchaser class action cases in California, the Wisconsin action, and in one of the Tennessee cases. The only proposed class which has been certified is a conditional settlement class relating to the Company and the other defendants in the federal direct purchaser cases pending in California.

The Company has also been included as a defendant in two separate lawsuits concerning sorbates filed in the United States District Court for the Northern District of Illinois, one filed on behalf of Dean Food Company, Kraft Foods, Inc. and Ralston Purina Company, and the other filed on behalf of Conopco, Inc. Both lawsuits allege that the defendants engaged in a conspiracy to fix the price of sorbates in violation of Section One of the Sherman Act and that the plaintiffs were direct purchasers of sorbates from the defendants. These plaintiffs have elected to opt out of the proposed settlement of the federal direct purchaser cases pending in California. The Dean Food case has been transferred to the Northern District of California, and a motion to transfer has been filed in the Conopco case.

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

ENVIRONMENTAL MATTER

As previously reported, in May 1997, the Company received notice from the Tennessee Department of Environment and Conservation ("TDEC") alleging that the manner in which hazardous waste was fed into certain boilers at the Tennessee Eastman facility in Kingsport, Tennessee violated provisions of the Tennessee Hazardous Waste Management Act. The Company had voluntarily disclosed this matter to TDEC in December 1996. Over a three year period, the Company has provided extensive information relating to this matter to TDEC, the U.S. Environmental Protection Agency ("EPA"), and the U.S. Department of Justice. On September 7, 1999, the Company and EPA entered into a Consent Agreement and Consent Order whereby the Company agreed to pay a civil penalty of $2.75 million to EPA for an alleged violation concerning monitoring and recordkeeping. The Company recognized the fine in 1999 and paid the fine in three installments over a period of one year. Various agencies are continuing to review the information submitted by the Company.

ITEM 2.  CHANGES IN SECURITIES

         (c) On July 1, 2000, the Company granted options to purchase an aggregate of 507 shares of its common stock on or after January 1, 2001 at an exercise price of $49.3125 per share. Such options were granted to non-employee directors who elected under the 1996 Non-Employee Director Stock Option Plan to receive options in lieu of all or a portion of their semi-annual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits filed as part of this report are listed in the
                  Exhibit Index appearing on page 28.

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    Eastman Chemical Company



Date:  November 7, 2000             By:    /s/ James P. Rogers
                                       ----------------------------------------
                                       James P. Rogers
                                       Senior Vice President and
                                       Chief Financial Officer

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

     3.02           Amended and Restated Bylaws of Eastman Chemical Company, as amended
                    October 5, 2000                                                                     30-39

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

      4.11          Credit Agreement, dated as of July 13, 2000 (the "Credit Agreement") among
                    Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as
                    Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000
                    (the "June 30, 2000 10-Q")

     12.01          Statement re Computation of Ratios of Earnings to Fixed Charges                       40

     27.01          Financial Data Schedule for Third Quarter 2000 (for SEC use only)

     99.01          Operating Segment Information (Sales Revenue Change, Volume Effect and
                    Price Effect)                                                                         41

     99.02          Acquisition Information (Sales Revenue and Volume Growth Comparison --
                    With and Without Acquisitions)                                                      42-43