Form 10-K405
period 2000-12-31
EASTMAN CHEMICAL CO
filed 2001-03-02
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

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

--------------------------------------------------------------------------------
                PAGE 1 OF 149 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 76

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the closing price on the New York Stock Exchange on January 31, 2001) of the 76,565,827 shares of voting stock held by nonaffiliates as of December 31, 2000 was approximately $3,576,389,779, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude stock that may be deemed beneficially owned as of December 31, 2000 by directors, executive officers, or the Company's charitable foundation, some of whom might not be held to be affiliates upon judicial determination. At December 31, 2000, 76,901,536 shares of common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareowners (the "2001 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-12 of this Annual Report on Form 10-K as indicated herein.

                           FORWARD-LOOKING STATEMENTS

Certain statements in this report are "forward-looking" in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and utilization; capital spending; expected depreciation and amortization; environmental matters; legal proceedings; effects of hedging raw material and energy costs and foreign currencies; global and regional economic conditions; supply and demand, volume, price, cost, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; cost reduction targets; development, production, commercialization, and acceptance of new products, services, and technologies; acquisitions and dispositions of certain businesses and assets, and product portfolio changes; and the planned separation of Eastman's current businesses into two independent companies by the end of 2001.

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

                                TABLE OF CONTENTS

     ITEM                                                                                       PAGE
     ----                                                                                       ----

                                     PART I

     1.      Business                                                                           4-10
             Executive Officers of the Company                                                 11-12

     2.      Properties                                                                        12-13

     3.      Legal Proceedings                                                                 13-14

     4.      Submission of Matters to a Vote of Security Holders                                  15

                                     PART II

     5.      Market for the Registrant's Common Stock and Related Shareowner
             Matters                                                                              16

     6.      Selected Financial Data                                                              17

     7.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                             18-32

     7A.     Quantitative and Qualitative Disclosures About Market Risk                           33

     8.      Financial Statements and Supplementary Data                                       37-71

     9.      Changes in and Disagreements With Accountants on Accounting and
             Financial Disclosure                                                                 71

                                    PART III

     10.     Directors and Executive Officers of the Registrant                                   72

     11.     Executive Compensation                                                               72

     12.     Security Ownership of Certain Beneficial Owners and Management                       72

     13.     Certain Relationships and Related Transactions                                       72

                                     PART IV

     14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     73

                                   SIGNATURES

             Signatures                                                                        74-75

                                     PART I

ITEM 1.  BUSINESS

CORPORATE PROFILE

Eastman Chemical Company ("Eastman" or the "Company"), a global chemical company engaged in the manufacture and sale of a broad portfolio of chemicals, plastics, and fibers, began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's ("Kodak's") photographic business. The Company was incorporated in Delaware in 1993 and became an independent entity as of December 31, 1993, when Kodak spun off its chemicals business. The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

Eastman is the world's largest supplier of polyethylene terephthalate ("PET") for beverage bottles and is a leading supplier of ingredients for coatings, adhesives, specialty polymers, and inks, as well as cellulose acetate fibers. Eastman has 44 manufacturing sites in 17 countries that supply over 400 major chemicals, fibers, and plastics products to customers throughout the world. In 2000, the Company had sales revenue of $5.3 billion, operating earnings of $562 million, net earnings of $303 million, and diluted earnings per share of $3.94. The Company's diverse product lines and operations are managed and reported in two operating segments--Chemicals and Polymers--as described in the following sections.

SPIN-OFF AND BUSINESS STRATEGY

As previously reported, the Company has been actively examining alternatives to diminish the impact of certain products while growing other product lines. The Company reported on February 5, 2001 that its Board of Directors has authorized management to pursue a plan that would result in Eastman becoming two independent public companies. Focusing on the distinctly different business, operational, and strategic requirements and considerations inherent in Eastman's current specialty and commodity businesses, the new companies should be able to concentrate their respective efforts and resources on strategies specific to each business.

Eastman would separate its businesses into two companies--a specialty chemicals and plastics company, and a PET plastics and acetate fibers company. The specialty chemicals and plastics company would include coatings, adhesives, inks, specialty polymers and plastics, and performance chemicals and intermediates products, Eastman's digital business investments, including ShipChem, Inc. ("ShipChem"), and Eastman's investment in Genencor International, Inc. ("Genencor"). The PET plastics and acetate fibers company would include Eastman's PET container plastics, acetate fibers, and polyethylene products. On a pro forma basis, 2000 revenues for the two new companies would have been approximately $3.5 billion and $2 billion, respectively. These pro forma amounts include the effect of estimated full year revenues related to McWhorter Technologies, Inc. and the planned acquisition of certain businesses of Hercules Incorporated described below, and exclude revenues that would result from sales between the two new companies.

The new companies are expected to be launched through a spin-off in the form of a tax-free stock dividend to be effective by the end of the fourth quarter 2001, subject to a favorable Internal Revenue Service ruling that the distribution of shares will be tax-free to shareowners, final approval of the transaction by the Board of Directors, and other customary conditions. Immediately after the spin-off, Eastman shareowners would own shares in two entities with distinct characteristics. Eastman has not yet finalized all aspects of the transaction, but expects the capital structures of the companies to be appropriate for each company's financial profile and that each company will maintain investment-grade ratings. Eastman expects to record a one-time charge in connection with the spin-off.

While transitioning to the two new companies, Eastman remains focused in 2001 on achieving targeted financial goals; acquisitions and divestitures of certain businesses; integration of recently acquired businesses; and continued development of a customer-centric e-business environment.

ACHIEVEMENT OF TARGETED FINANCIAL GOALS

Eastman remains focused on improving financial performance, as measured by continued revenue growth and long-term, stable earnings. Management compensation is closely linked to the achievement of annual financial performance goals, with focus on earnings from operations and cash flow management.

Relentless cost management is required to achieve the Company's targeted financial goals. In 1999, labor costs were reduced by approximately $100 million through voluntary and involuntary employee separations. In 2000, additional non-labor cost reductions totaling $100 million were implemented and capital spending was significantly reduced. The goal for total cost reduction has been increased from $200 million to $300 million by the end of 2001 as the Company continues its emphasis on cost management and financial performance.

Other strategies to achieve targeted financial goals include the use of derivative financial instruments to reduce the impact of fluctuations in costs for major raw materials and energy, foreign currency exchange rates, and interest rates. In addition, where warranted and accepted by the market, the Company adjusts selling prices to maintain product margins.

ACQUISITIONS AND DIVESTITURES

In the past few years, the Company has made or announced several changes in its product portfolio related to growing its coatings, adhesives, specialty polymers, and inks product line. In 2000, Eastman acquired McWhorter Technologies, Inc., ("McWhorter") and Chemicke Zavody Sokolov ("Sokolov"), and in 1999, acquired Lawter International, Inc. ("Lawter"). The McWhorter, Sokolov, and Lawter acquisitions strengthened the Company's position in specialty resins and colorants, waterborne polymer products, acrylic acid, acrylic esters, and specialty products for the inks and coatings market. Earlier additions to the coatings, adhesives, specialty polymers, and inks business included the acquisition of a European manufacturer of specialty polymers and a North American textile chemicals business in February 1999 and September 1998, respectively.

As previously reported, the Company has entered into a letter of intent with Hercules Incorporated ("Hercules") to acquire Hercules' hydrocarbon resins and select portions of its rosins resins businesses. These businesses generated approximately $300 million in sales revenue in 1999. Subject to the negotiation of customary agreements, approval by the boards of directors of both companies, and regulatory approvals, the transaction is expected to be completed early in second quarter 2001.

The Company continues to pursue the previously announced plan to divest or otherwise restructure a major portion of its fine chemicals business. Currently, a number of options are under consideration, some of which could result in a charge to earnings in the first half of 2001. The charge would relate to potential loss on sale of assets for a number of sites or other restructuring costs related to fine chemical product lines not divested.

INTEGRATION OF RECENT ACQUISITIONS

Integration of recent acquisitions into Eastman's processes is a top priority in 2001. The Company has made significant progress in meeting cost synergy targets in such areas as the supply chain, information technology, operations support, and indirect materials. As the Company integrates its recent acquisitions into its technology platform, SAP R3 4.6B web enabled version ("SAP R3"), further value should be realized. This work should be substantially complete by year-end 2001. Efforts are currently underway to realize additional synergies in marketing, sales, technology, and manufacturing in addition to cost synergies.

E-BUSINESS

Eastman made significant progress in 2000 towards digitizing its businesses and establishing the Company as a leader in e-commerce. Eastman offers customers a faster, more efficient way to do business through e-commerce. As an integral part of Eastman's strategy, the Company is aggressively building the capabilities needed to serve its customers in the digital economy by implementation of SAP R3, investments in technology beneficial to the chemical industry, and venture launches.

SAP R3 provides additional electronic transaction capability that supports both the www.eastman.com storefront as well as system-to-system links between Eastman and its customers and suppliers. As part of its business strategy to make it easier to do business with Eastman, the Company met its e-business goal to have 15 online system-to-system connections that link the Company with its customers and suppliers. Working with several major suppliers, approximately 15% of Eastman's procurement needs were digitally processed during 2000.

Eastman has made a number of minority investments in digital technology businesses that the Company believes have potential to significantly impact the way business is conducted in the chemical industry. Through 2000, Eastman's investments in technology companies totaled approximately $60 million, with the total amount invested expected to reach $90-$120 million by the end of 2001.

Eastman participated in the launch in 2000 and early 2001 of three Internet-based companies, ShipChem, PaintandCoatings.com, and Asia BizNet.com. ShipChem, a logistics provider for the chemical industry, is now serving Eastman's bulk truck shipments and is expected to support the remainder of the Company's logistics requirements by the end of 2001. In 2001, ShipChem will pursue other target customers including middle market chemicals and plastics companies. PaintandCoatings.com, jointly owned with VerticalNet, is a single source for suppliers to the paint and coatings industry enabling them to advertise, introduce, and sell products. Asia BizNet, a joint venture with Borich Investment Limited, a wholly owned subsidiary of Henderson China Holdings Limited, is focused on driving the growth of e-business in chemical and chemical-related industries in the Greater China region.

OPERATING SEGMENTS

The Company's products and operations are managed and reported in two operating segments--Chemicals and Polymers. As previously described, Eastman plans to separate into two independent public companies by the end of 2001. The planned spin-off and related management changes have resulted in certain specialty plastics products, primarily copolyesters, moving between segments, effective in 2001. The Chemicals and Polymers segments will be restated to reflect these changes effective with the second quarter 2001. See Note 18 to the Consolidated Financial Statements for financial and other additional information concerning the Company's operating segments and principal products, including principal markets, methods of distribution and competitive conditions.

CHEMICALS SEGMENT

The Chemicals segment accounted for 47% of total Company revenues in 2000. Included in this segment are coatings, adhesives, specialty polymers, and inks, which accounted for 47% of 2000 Chemicals segment revenue; performance chemicals and intermediates, which accounted for 41% of 2000 Chemicals segment revenue; and fine chemicals, which represented 12% of 2000 Chemicals segment revenue.

         PRINCIPAL PRODUCTS         Chemicals, adhesives, inks, and specialty
                                    polymers, including raw materials and
                                    intermediates such as solvents, alcohols, glycols, and resins; additives for fibers;
                                    food and beverage ingredients; performance chemicals; oxo chemicals; basic acetyls;
                                    plasticizers; photographic and home care products; agricultural chemicals;
                                    pharmaceutical intermediates

       PRINCIPAL MARKETS            Household products,
                                    infrastructure/construction, medical,
                                    agricultural, transportation, building,
                                    food, textile, packaging, coatings,
                                    adhesives, inks, pharmaceutical,
                                    agrochemical, photographic/imaging, consumer and industrial

       PRIMARY COMPETITORS          AlliedSignal, Amoco, ARCO, BASF, BP, Bayer,
                                    Cambrex, Celanese, Celanese Ltd., Clariant,
                                    DSM, Daicel, Dow, Dow Contract Manufacturing
                                    Services, Exxon/Mobil, Hercules, Huntsman,
                                    International Paper Co., Lonza, Nutrinova,
                                    Oxychem, Rhodia, Rhodia-ChiRex, S. C.
                                    Johnson, Shell

       STRENGTHS                    Global manufacturing presence, dedication to
                                    customer service and technical assistance

                                    Broad product line; durable, high quality, innovative, environmentally-responsible products which meet customer fitness-for-use requirements for performance and quality

As previously described, Eastman is pursuing a plan to separate its business into two companies by the end of 2001. The specialty chemicals and plastics company would include coatings, adhesives, inks, specialty polymers and plastics, and performance chemicals and intermediates products, Eastman's digital business investments, including ShipChem, and Eastman's investment in Genencor. As a separate company, this entity would be a world leader in specialty chemicals and plastics with a strong focus on providing customer solutions, growth through increased management focus, and the execution of appropriate strategies. As part of this entity, market transparency and value recognition for high technology and services businesses are expected to be enhanced.

POLYMERS SEGMENT

The Polymers segment accounted for 53% of total Company revenues in 2000. Included in the Polymers segment are specialty plastics which accounted for 40% of 2000 Polymers segment revenue, container plastics representing 38% of 2000 Polymers segment revenue, and fibers which accounted for 22% of 2000 Polymers segment revenue.

         PRINCIPAL PRODUCTS         Container plastics including polyester
                                    plastics such as EASTAPAK polymers;
                                    specialty plastics including SPECTAR
                                    copolyester, cellulosic plastics, EASTMAN
                                    HIFOR, and MXSTEN specialty polyethylene products; fibers including acetate tow and acetate yarn

         PRINCIPAL MARKETS          Rigid and flexible plastic packaging,
                                    cigarette filters, building, household
                                    products, medical, personal care/consumer, electronic, appliance, heavy gage sheeting

         PRIMARY COMPETITORS        Acordis, Akzo Nobel, AtoHaas, BASF, Bayer,
                                    Celanese Acetate LLC, Chevron, Daicel, Dow,
                                    DuPont, Equistar, Exxon/Mobil, GE, Geon,
                                    ICI, KoSa, Mitsubishi, Nan Ya, Phillips,
                                    Rhodia, Shell, Teijin, Wellman

         STRENGTHS                  Market leadership, global manufacturing
                                    presence, customer service and technical assistance, highly integrated manufacturing facilities

                                    Broad product line; high quality,
                                    performance-priced, innovative products
                                    which offer superior strength, chemical
                                    resistance, and clarity

As a result of the planned separation of Eastman's business into two companies, the PET plastics and acetate fibers company would include Eastman's PET container plastics, acetate fibers, and polyethylene products. Building on Eastman's world-leading PET business which is the largest, most global, most vertically integrated, with the broadest product offering, the new PET plastics and acetate fibers company would be a world market and cost position leader in PET plastics. Additionally, the new entity would include the highly integrated fibers business, another world-leading business characterized by stable cash flows and excellent customer relationships. Eastman's polyethylene business, including low density polyethylene which is well positioned in the extrusion coating industry and linear low density polyethylene manufactured with the Company's proprietary MXSTEN and EASTMAN HIFOR technology, would also become part of the PET plastics and acetate fibers company.

GENENCOR INTERNATIONAL, INC.

Eastman owns 25 million common shares, or approximately 40% of the shares outstanding of Genencor, and preferred shares having a liquidating value, including accrued dividends, of approximately $76 million. Genencor is engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets. Genencor's common stock is registered under the Securities Exchange Act of 1934 and is listed on the NASDAQ National Market System under the symbol GCOR.

RAW MATERIALS AND ENERGY

The Company purchases a substantial portion of its key raw materials and energy under long-term contracts, generally of three to five years initial duration with renewal provisions. Most of those agreements do not require the Company to buy materials or energy if its operations are shut down. The cost of raw materials and energy is generally based on market price, although derivative financial instruments have been utilized to mitigate the impact of short-term market price fluctuations. Key raw materials and energy purchased include paraxylene, ethylene glycol, purified terephthalic acid ("PTA"), propane and ethane, cellulose, methanol, coal, natural gas, and electricity. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and ongoing performance assessment and benchmarking, as part of the supplier selection process.

CAPITAL EXPENDITURES

The completion of several significant capital investment projects in the late 1990s and the Company's strategy of growth through strategic acquisitions resulted in reduced capital expenditures in 2000. Capital expenditures for 2000 declined to $226 million, down significantly from the $292 million and $500 million spent in 1999 and 1998, respectively. In 2001, the Company estimates that capital expenditures will be slightly above $300 million, subject to adjustment after assessment of recent acquisitions. Efficiency of capital utilization is a key initiative of the Company and, where appropriate, the Company uses alliances, joint ventures, acquisitions of existing businesses, and tolling arrangements to expand available capacity using less capital.

EMPLOYEES

The Company employs approximately 14,600 men and women worldwide. Approximately 5% of the total worldwide labor force (and a minimal number in the United States) is represented by labor unions.

CUSTOMERS

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The Company has approximately 8,000 customers worldwide and the top 100 customers account for approximately 60% of the Company's business.

RESEARCH AND DEVELOPMENT

The Company directs its research and development programs toward four objectives:

         - Developing new product lines and markets through applications research;
         - Developing new products and processes that are compatible with the Company's commitment to Responsible Care(R) (see "Environmental" section);
         -        Lowering manufacturing costs through process improvement; and
         - Continually enhancing product quality by improvement in manufacturing technology and processes.

Achievements in research and development during the last several years include enhancements of the oxo chemistry technology, development of new copolyesters for specific market applications, improved intermediates and polyester manufacturing expertise, and a significant expansion in coatings technologies. The Company has also developed improved wastewater treatment and PET recycling methods and a faster, lower-cost route to production of EpB oxirane, an intermediate used in other chemical products. The Company has commercialized a group of new, higher-value polyolefins with increased tear strength and impact performance, and actively supports the licensing of several patented technologies.

For 2000, 1999, and 1998, research and development expenditures totaled $149 million, $187 million, and $185 million, respectively. Expenditures for 2001 are expected to be approximately $175 million.

INTELLECTUAL PROPERTY

The Company's intellectual property portfolio constitutes a valuable corporate asset. The Company continually protects its intellectual property world-wide through patents, trademarks, copyrights, and trade secrets. The Company also licenses technology owned by other parties which complements the Company's strategic business objectives. These patents and licenses expire at various times over the next several years.

The Company currently owns 1,165 active United States patents and 1,384 active foreign patents. In 2000, the Company was granted 110 United States patents. The Company also owns 2,409 active worldwide trademarks, which include such valuable marks as Tenite(R), Eastapak(R), Estron(R), Tenox(R), Eastar(R), Mxsten(R), Spectar(R), Texanol(R), Eastman Hifor(TM), and Thermx(R).

The primary purpose for obtaining patents is to protect innovations that provide the Company with a significant competitive advantage. The Company also derives significant value from its intellectual property by actively licensing and selling patents and know-how worldwide and by donating patents to educational institutions.

While these patents, trademarks, licenses, and trade secrets are considered important, the Company does not consider its business as a whole to be materially dependent upon any one particular patent, patent license, trademark, copyright, or trade secret.

SEASONALITY

Seasonality is not a significant factor overall for the Company. However, demand in the Chemicals segment is typically higher in the second and third quarters due to increased building and construction activity and weaker during the winter months because of reduced demand for coatings products. The Polymers segment typically experiences stronger demand for EASTAPAK polymers for container plastics during the second quarter due to higher summertime consumption of beverages, whereas demand for soft-drink containers typically weakens during the first and third quarters.

MARKETING AND DISTRIBUTION

The Company markets products through a worldwide sales organization with over 60 sales offices in the United States and in 38 other countries. A majority of sales are direct; however, some sales are made through indirect selling channels.

Eastman has seen the opportunities afforded by e-commerce and in 1999 became an industry leader by offering e-commerce capability to its customers in the United States and Canada. Through its World Wide Web site, www.eastman.com, customers have convenient access to the information they require, from ordering online to accessing account status and product and technical data, 24 hours a day, seven days a week. The Company has also successfully implemented the use of auction technology to sell products through online auctions. In order to make it easier to do business with the Company, Eastman's goal for 2000 was to establish 10 to 15 online system-to-system connections to link the Company with its trading partners. At year-end 2000, a total of 15 suppliers and customers were accepting and placing orders digitally through system-to-system connections.

Products are shipped to customers directly from the Company's plants as well as from distribution centers, with the method of shipment generally determined by the customer. During 2000, the Company outsourced its bulk truck shipments to ShipChem, the Company's logistics venture, and expects to transfer the remainder of its logistics needs to ShipChem during 2001. ShipChem, a newly formed digital global logistics provider for the chemical industry, is expected to provide greater efficiency in the management of transportation activities and improved customer service.

ENVIRONMENTAL

The Company is actively engaged in the ongoing development and enhancement of environmentally responsible products such as waterborne products and recyclable plastics. In addition, the Company is an active participant in RESPONSIBLE CARE(R), a chemical industry initiative that focuses on improving performance in areas including community awareness and emergency response, pollution prevention, process safety, distribution, employee health and safety, and product stewardship.

Health, safety, and environmental considerations are a priority in the Company's planning for all existing and new products and processes. The Health, Safety & Environmental and Public Policy Committee of Eastman's Board of Directors reviews the Company's policies and practices concerning health, safety, and the environment, and its processes for complying with related laws and regulations, and monitors significant related matters. The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company has made, and intends to continue to make, expenditures for environmental protection and improvements in a timely manner consistent with the foregoing policies and with the technology available. In some cases, applicable environmental regulations, such as those adopted under the federal Clean Air Act and the Resource Conservation and Recovery Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company.

Other matters pertaining to health, safety, and the environment are discussed in Legal Proceedings, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 20 to the Consolidated Financial Statements.

BACKLOG

On February 1, 2001, the Company's backlog of firm orders was approximately $400 million, representing approximately four weeks' sales. The Company adjusts its inventory policy to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to reduce backlog. Backlog is also affected by utilization of manufacturing capacity.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

Earnest W. Deavenport, Jr., age 62, is Chairman of the Board and Chief Executive Officer of the Company. He joined the Company in 1960. Mr. Deavenport was named President of the Company in 1989 and also served as Group Vice President of Eastman Kodak Company from 1989 through 1993, when the Company became an independent business upon the spin-off by Kodak of its chemicals business. In connection with the previously reported plan to separate Eastman into two independent public companies through a spin-off, Mr. Deavenport will continue to serve as Chairman and Chief Executive Officer of Eastman Chemical Company and will direct the transition until January 1, 2002, when he will retire.

J. Brian Ferguson, age 46, is President, Chemicals Group of the Company. Mr. Ferguson joined the Company in 1977. He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1997, was named President, Eastman Chemical Asia Pacific in 1998, and became President, Polymers Group in 1999. He assumed his current position in February 2001 in connection with the planned separation of Eastman into two independent companies, and would become Chief Executive Officer of the new specialty chemicals and plastics company upon completion of the spin-off at the end of 2001.

Allan R. Rothwell, age 53, is President, Polymers Group of the Company. Mr. Rothwell joined the Company in 1969, became Vice President and General Manager, Container Plastics Business Organization in 1994, and was appointed Vice President, Corporate Development and Strategy in 1997. He was named Senior Vice President and Chief Financial Officer in 1998 and became President, Chemicals Group in 1999. He assumed his current position in February 2001 in connection with the planned separation of Eastman into two independent public companies, and would become Chief Executive Officer of the new PET plastics and acetate fibers company upon completion of the spin-off at the end of 2001.

Dr. James L. Chitwood, age 57, is Senior Vice President, Corporate Strategy and Chief Technology Officer of the Company. Dr. Chitwood joined the Company in 1968, was named Senior Vice President of the Company in 1989, Group Vice President, Specialty Business Group in 1991, Senior Vice President with responsibility for Company business organizations in 1994, and was Senior Vice President from 1996 to 1999 with responsibility for operations outside North America. He also served as Vice President of Kodak from 1984 through 1993. Dr. Chitwood is a member of the four-person executive management team that will oversee the spin-off transition during 2001.

James P. Rogers, age 49, joined the Company in 1999 as Senior Vice President and Chief Financial Officer. Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation. He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997. Mr. Rogers is a member of the four-person executive management team that will oversee the spin-off transition during 2001.

Betty W. DeVinney, age 56, is Vice President, Communications and Public Affairs of the Company. Mrs. DeVinney joined the Company in 1973. She became Manager, Employment in 1991, Manager, Community Relations in 1995, and Manager, Corporate Relations in 1997. She assumed her current position in 1998.

Theresa K. Lee, age 48, is Vice President, General Counsel and Secretary of the Company. Ms. Lee joined the Company as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997. She assumed her current position in 2000. Ms. Lee is a member of the four-person executive management team that will oversee the spin-off transition during 2001.

Roger K. Mowen, Jr., age 55, is Vice President, Global Customer Services Group and Chief Information Officer of the Company. Mr. Mowen joined the Company in 1971. He was named Vice President and General Manager, Polymer Modifiers in 1991, Superintendent of the Polymers Division in 1994, and President, Carolina Operations in 1996. In 1998, he was named Vice President, Customer Demand Chain and assumed his current position in 1999.

B. Fielding Rolston, age 59, is Vice President, Human Resources and Quality. Mr. Rolston joined the Company in 1964, was appointed Vice President, Customer Service and Materials Management of the Company in 1987, and Vice President, Human Resources and Health, Safety, Environment, and Security in 1998. He assumed his current position in 1999.

Garland S. Williamson, age 56, is Vice President, Worldwide Operations and Chief Health, Safety, and Environmental Officer of the Company. Mr. Williamson joined the Company in 1967. He was named Vice President, Asia Pacific Manufacturing in 1992, and was appointed President, Texas Operations in 1996. He assumed his current position in 1998.

Mark W. Joslin, age 41, is Vice President and Controller of the Company. Mr. Joslin joined the Company in 1999 as Vice President, Finance. Mr. Joslin previously served as Chief Financial Officer, Treasurer, and Secretary of Lawter International, Inc. Prior to joining Lawter in 1996, he was employed by Arthur Andersen LLP, Baxter International, and ANGUS Chemical. He assumed his current position in 2000.

ITEM 2.  PROPERTIES

PROPERTIES

The Company operates 44 manufacturing sites in 17 countries. Eastman's plants are generally well maintained, in good operating condition, and suitable and adequate for their use.

Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.

Chemicals segment manufacturing facilities in the United States are located in Batesville, Arkansas; Carpentersville, Illinois; Columbus, Georgia; Ennis, Texas; Forest Park, Georgia; Kingsport, Tennessee; LaVergne, Tennessee; Longview, Texas; Lynwood, California; Moundville, Alabama; Philadelphia, Pennsylvania; Pleasant Prairie, Wisconsin; Portland, Oregon; Roebuck, South Carolina; and South Holland, Illinois. International sites are located in Kallo, Belgium; Rexdale, Ontario, Canada; Sokolov, Czech Republic; Vantaa, Finland; Lyon, France; Dusseldorf and Hamburg, Germany; Waterford, Ireland; Cola Di Lazise and Sant' Albano, Italy; Kuantan, Malaysia; Dazhou, Funing, Hong Kong, Tanggu, and Tiajin, People's Republic of China; Jurong Island, Singapore; Molndal, Sweden; Bury, United Kingdom; and Llangefni, Wales.

Polymers segment manufacturing facilities in the United States are located in Columbia, South Carolina; Kingsport, Tennessee; and Longview, Texas. Outside the United States, manufacturing facilities are located in Zarate, Argentina; Toronto, Ontario, Canada; Cosoleacaque, Mexico; San Roque, Spain; Rotterdam, The Netherlands; and Workington and Hartlepool, United Kingdom.

The Company has a 50% interest in Primester, a joint venture that manufactures cellulose esters at its Kingsport, Tennessee plant. The production of cellulose esters is an intermediate step in the manufacture of acetate tow and other cellulose-based products. The Company also has a 50% interest in a new manufacturing facility in Nanjing, People's Republic of China. This joint venture will produce EASTOTAC hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. EASTOTAC hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications.

The Company has distribution facilities at all of its plant sites. In addition, the Company owns or leases over 120 stand-alone distribution facilities in the United States and 17 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Coral Gables, Florida; The Hague, The Netherlands; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kallo, Belgium; Kingsport, Tennessee; Kirkby, England; Osaka, Japan; Pleasant Prairie, Wisconsin; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, The Netherlands; Coral Gables, Florida; and Singapore.

A summary of properties, classified by type, is contained in Note 3 to the Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the sorbates litigation described in the following paragraphs, will have a material adverse effect on the Company's overall financial position or results of operations. However, adverse developments could negatively impact earnings in a particular period.

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

In addition, the Company, along with other companies, is currently a defendant in twenty-one antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Seven of the lawsuits are pending in California state court in a consolidated action and allege state antitrust and consumer protection violations on behalf of classes of indirect purchasers of sorbates; six of the lawsuits are pending in the United States District Court for the Northern District of California in a consolidated action and allege federal antitrust violations on behalf of classes of direct purchasers of sorbates; two lawsuits were filed in Tennessee state courts under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; two lawsuits were filed in Wisconsin State Court under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one lawsuit was filed in Kansas State Court under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in New Mexico State Court under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one lawsuit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. The Company has reached settlements in the direct and indirect purchaser class actions pending in California. The California direct purchaser settlement has received final court approval; the California indirect purchaser settlement has yet to be finally approved by the court. One of the two indirect purchaser actions in Tennessee has been preliminarily approved by the trial court in Davidson County, Tennessee, and appellate review of that court's action is presently underway. The Company has also reached preliminary settlements that would resolve the Wisconsin and New Mexico indirect purchaser actions; however, these settlements require further court approval. Each of the remaining class actions is in the preliminary discovery stage, with no class having been certified to date.

The Company has also been included as a defendant in two separate lawsuits concerning sorbates currently pending in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc. and Ralston Purina Company, and the other filed on behalf of Conopco, Inc. Both lawsuits allege that the defendants engaged in a conspiracy to fix the price of sorbates in violation of Section One of the Sherman Act and that the plaintiffs were direct purchasers of sorbates from the defendants. These plaintiffs elected to opt out of the final class action settlement of the federal direct purchaser cases in California and are pursuing their claims individually.

The Company intends to continue vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized charges to earnings in the fourth quarter 1998, the fourth quarter 1999, and the first and second quarters of 2000 for estimated costs, including legal fees, related to the pending sorbates litigation described above. The ultimate outcome of these matters cannot presently be determined, however, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareowners during the fourth quarter of 2000.

---------------

Responsible Care(R) is a registered service mark of the chemical industry. Eastapak(R), Eastar(R), Eastotac(R), EpB(R), Estron(R), Mxsten(R), Spectar(R), Tenite(R), Tenox(R), Texanol(R), and Thermx(R) are registered trademarks of Eastman Chemical Company. Eastman Hifor(TM) is a trademark of Eastman Chemical Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREOWNER MATTERS

The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol EMN. The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2000 and 1999.


                                                       CASH DIVIDENDS
                       HIGH               LOW             DECLARED
2000
1st Quarter           50-9/16           34-3/16            $ .44
2nd Quarter           54-1/8            45-5/16              .44
3rd Quarter           49-13/16          36-9/16              .44
4th Quarter           51                35-11/16             .44

1999
1st Quarter           48-3/16           40-5/8             $ .44
2nd Quarter           59-13/16          41-1/16              .44
3rd Quarter           53-9/16           39-3/16              .44
4th Quarter           48-7/16           36-11/16             .44

--------------------------------

As of December 31, 2000, there were 76,901,536 shares of the Company's common stock issued and outstanding, which shares were held by 66,176 shareowners of record. These shares include 158,424 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2001, and expects to continue the $0.44 quarterly dividend until the separation into two independent companies previously discussed. Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time.

The Company did not sell any equity securities during the fourth quarter of 2000 in transactions not registered under the Securities Act of 1933. For information concerning issuance of shares and option grants in 2000 under compensation and benefit plans and shares held by the Company's charitable foundation, see Part II--Item 8--"Financial Statements and Supplementary Data" -- Notes 7 and 10 to Consolidated Financial Statements.

ITEM 6.  SELECTED FINANCIAL DATA


(Dollars in millions, except per share         2000            1999             1998           1997            1996
amounts)
SUMMARY OF OPERATING DATA

Sales                                         $5,292          $4,590          $4,481          $4,678          $4,782
Operating earnings                               562             202             434             506             663
Earnings from operations
      before income taxes                        452              72             360             446             607
Net earnings                                     303              48             249             286             380
Basic earnings per share                        3.95             .61            3.15            3.66            4.84
Diluted earnings per share                      3.94             .61            3.13            3.63            4.79


STATEMENT OF FINANCIAL POSITION DATA

Current assets                                $1,523          $1,489          $1,398          $1,490          $1,345
Properties at cost                             9,039           8,820           8,594           8,104           7,530
Accumulated depreciation                       5,114           4,870           4,560           4,223           4,010
Total assets                                   6,550           6,303           5,850           5,778           5,266
Current liabilities                            1,258           1,608             959             954             787
Long-term borrowings                           1,914           1,506           1,649           1,714           1,523
Total liabilities                              4,738           4,544           3,916           4,025           3,627
Total shareowners' equity                      1,812           1,759           1,934           1,753           1,639
Dividends declared per share                    1.76            1.76            1.76            1.76            1.72

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

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

2000 COMPARED WITH 1999

Record sales revenue of $5.3 billion and substantially higher net earnings in 2000 reflected improving market conditions for polyethylene terephthalate ("PET"), growth through acquisitions, and an ongoing emphasis on lower cost structure. Significant factors that impacted 2000 included the improving supply and demand balance for PET accompanied by the Company's firm stand on pricing for container plastics; revenue and volume growth through acquisitions of businesses in the coatings, adhesives, specialty polymers, and inks product lines; lower cost structure resulting from employee separations that occurred late in 1999 and additional non-labor cost reductions implemented in 2000; and overall higher selling prices that were driven by increased raw materials costs. Acquisitions contributed approximately $360 million to the increase in sales revenue in 2000. Sales volume for the year without acquisitions, however, was down slightly reflecting a slowing of economic demand during the last half of 2000, the Company's firm pricing stand for container plastics products, and the discontinuation of certain products.

Costs for major raw materials and energy were significantly higher in 2000, even with the Company's feedstock and energy cost hedging program. Results for 2000 and 1999 were impacted by certain nonrecurring items described below. The Company's 2000 net earnings reflected returns of 17% on equity and 10% on capital compared with returns of 3% on equity and 4% on capital in 1999. Diluted earnings per share for 2000 were $3.94 compared with $0.61 in 1999.

For a discussion of 1999 versus 1998 consolidated results, see page 23.


(Dollars in millions)       2000            1999         CHANGE        1998

SALES                      $5,292          $4,590          15%        $4,481

Sales were significantly higher in both the Chemicals and Polymers segments, driven by substantially higher selling prices for container plastics, strongly higher selling prices for performance chemicals and intermediates, and significant sales volume growth in coatings, adhesives, specialty polymers, and inks, mainly attributable to acquisitions. Sales volume increased 7% including acquisitions, but without acquisitions declined 1%. The lack of volume growth without acquisitions resulted from a slowing of economic demand in the second half of 2000, the Company's firm stand on pricing for container plastics, and the discontinuation of certain products. Overall, foreign currency exchange had a slight negative impact on sales, although the impact in Europe was more significant due to the strength of the U.S. dollar against the euro. The negative impact of the euro on sales revenue was mitigated by the Company's currency hedging program.


(Dollars in millions)                          2000              1999         CHANGE          1998
GROSS PROFIT                                $ 1,066          $  822             30%          $ 935
      As a percentage of sales                 20.1%           17.9%                          20.9%

Gross profit improved substantially as a result of higher selling prices that were driven by increased raw materials costs, the Company's lower cost structure resulting from voluntary and involuntary employee separations that occurred late in 1999, and additional cost reductions implemented in 2000. Significantly higher costs for major raw materials and energy negatively impacted gross profit, even with the Company's hedging of certain feedstock and energy costs. For the year, raw material and energy costs were up approximately $380 million. Lower pension expense in 2000 and 1999 resulted from mid-1999 amendments to the Company's defined benefit plan.

Gross profit for 2000 was negatively impacted $12 million by previously disclosed charges related to exiting the sorbates manufacturing site at Chocolate Bayou, Texas, and the shutdown of facilities in Rochester, New York, partially offset by a gain on the sale of assets. Gross profit for 1999 was negatively impacted $39 million by previously disclosed charges related to the phase-out of operations at certain sites, the write-off of construction in progress related to certain plant projects and other items, partially offset by a gain recognized from the reimbursement of previously expensed pension costs related to Holston Defense Corporation.


(Dollars in millions)                                   2000            1999            CHANGE           1998
SELLING AND GENERAL ADMINISTRATIVE EXPENSES           $  346          $  355              (3)%           $316
      As a percentage of sales                           6.5%            7.7%                             7.1%

Benefits derived from a lower cost structure resulted in significantly lower selling and general administrative expenses, even with the addition of costs for acquired companies and costs related to ShipChem, the Company's logistics venture launch.


(Dollars in millions)                                   2000              1999          CHANGE           1998
RESEARCH AND DEVELOPMENT COSTS                        $  149          $  187             (20)%           $ 185
      As a percentage of sales                           2.8%            4.1%                              4.1%

Research and development costs were significantly lower during 2000 due to lower cost structure, although costs from acquired companies partially offset this decrease.


(Dollars in millions)                                   2000              1999          CHANGE           1998
WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH
AND DEVELOPMENT                                       $    9          $   25             (64)%           $  --

A nonrecurring pre-tax charge of approximately $9 million for the write-off of in-process research and development related to the McWhorter Technologies, Inc. ("McWhorter") acquisition was recorded in 2000. Similarly, in 1999, the Company recorded a nonrecurring pre-tax charge of approximately $25 million for the write-off of in-process research and development related to the Lawter International, Inc. ("Lawter") acquisition.


(Dollars in millions)                             2000          1999         CHANGE         1998
GROSS INTEREST COSTS                              $148          $139                        $127
LESS CAPITALIZED INTEREST                            6            13                          31
                                                  ----          ----                        ----
INTEREST EXPENSE                                   142           126            13%           96
INTEREST INCOME                                      7             5                           5
                                                  ----          ----                        ----
NET INTEREST EXPENSE                              $135          $121            12%         $ 91
                                                  ====          ====                        ====

Higher interest expense in 2000 reflects decreased capitalized interest resulting from the completion of certain capital expansion projects during 1999, higher average commercial paper borrowings due to acquisitions, and higher interest rates on commercial paper borrowings in 2000 compared to 1999.


(Dollars in millions)                              2000         1999          CHANGE        1998
OTHER (INCOME) CHARGES, NET                        $ 13         $  9            44%        $ (17)

GAIN RECOGNIZED ON INITIAL PUBLIC OFFERING
OF GENENCOR                                         (38)          --            N/A           --

Other income and charges include royalty income, gains and losses on sales of assets and investments, results for investments accounted for under the equity method, foreign exchange transactions, fees paid related to the securitization of receivables, and other items. Other charges, net, increased in 2000 due to higher litigation costs and higher fees related to securitized receivables, offset partially by higher income from equity investments. Losses related to foreign exchange transactions declined in 2000. As previously reported, in 2000, the Company recorded a pre-tax gain of approximately $38 million resulting from the initial public offering of common shares of Genencor International, Inc. ("Genencor").


EARNINGS


(Dollars in millions, except per share amounts)     2000         1999        CHANGE         1998
Operating earnings                                  $ 562        $ 202         178%         $ 434
Net earnings                                          303           48         531            249
Earnings per share
--Basic                                              3.95          .61         548           3.15
--Diluted                                            3.94          .61         546           3.13

SUMMARY BY OPERATING SEGMENT

Effective with the first quarter 2000, the Company managed its products and reported its operations in two operating segments--Chemicals and Polymers. Through 1999, the Company managed its products and reported its operations in three segments--Specialty and Performance, Core Plastics, and Chemical Intermediates. Prior year amounts have been reclassified to conform to the 2000 presentation.

CHEMICALS SEGMENT

(Dollars in millions)                                 2000           1999         CHANGE        1998
Sales                                                $2,506         $2,106          19%        $1,980
Operating earnings                                      232            132          76            252

2000 COMPARED WITH 1999

Sharply higher sales revenue for the Chemicals segment reflected higher sales volumes attributable to acquisitions in the coatings, adhesives, specialty polymers, and inks product lines, and overall higher selling prices that were driven by increased raw materials costs. Excluding the effect of certain discontinued products and volume attributable to acquisitions, sales volume for the Chemicals segment was flat.

Sales revenue for performance chemicals and intermediates increased due to significantly higher selling prices, driven by higher raw materials costs. Revenues for fine chemicals declined, partially due to lower volume associated with previously announced discontinuation of certain products. Overall, foreign currency exchange had a slight negative impact on Chemicals segment revenues.

For the Chemicals segment overall, lower cost structure and increased selling prices, driven by raw materials cost increases, resulted in substantially increased operating earnings for 2000 compared to 1999. For coatings, adhesives, specialty polymers, and inks, however, lower costs did not offset the reduction in margins as raw materials costs increased more than selling prices. Operating earnings in fine chemicals improved as the turnaround plan continued to be on target. Performance chemicals and intermediates operating earnings increased for 2000 compared to 1999, aided by Eastman's lower cost structure and dependence on coal rather than oil or natural gas for its acetyl-based products. Chemicals segment operating earnings were positively affected by decreased pension expense in 2000 and 1999.

Operating earnings for the Chemicals segment for 2000 were negatively impacted by previously reported pre-tax charges of approximately $13 million related to the shutdown of facilities in Chocolate Bayou, Texas and Rochester, New York, and $9 million for the write-off of in-process research and development related to the McWhorter acquisition. Operating earnings for 1999 were negatively impacted by previously reported items netting to a pre-tax charge of $64 million related to employee separations and pension settlement, write-off of in-process research and development related to the Lawter acquisition, phase out of operations in Chocolate Bayou, Texas and Rochester, New York, write-off of a discontinued capital project, an increase in the reserve for sorbates civil litigation, and the reimbursement of previously expensed pension costs related to Holston Defense Corporation.

The Company continues to pursue the previously announced plan to divest or otherwise restructure a major portion of its fine chemicals business. Currently, a number of options are under consideration, some of which could result in a charge to earnings in the first half of 2001. The charge would relate to potential loss on sale of assets for a number of sites or other restructuring costs related to fine chemical product lines not divested.



POLYMERS SEGMENT


(Dollars in millions)                                 2000           1999          CHANGE         1998

Sales                                                $2,786         $2,484           12%         $2,501
Operating earnings                                      330             70          371             182

2000 COMPARED WITH 1999

Selling prices for container plastics were substantially higher for 2000, driven by increased raw materials costs and an improved supply and demand balance for PET. Although sales volumes for EASTAPAK polymers used in container plastics were level in 2000 compared with 1999 due to the Company's firm stand on selling prices and a maturing carbonated soft drink market in North America, volume was up slightly in the fourth quarter 2000 due to strong European demand. Moderately higher selling prices and sales volumes for non-polyethylene specialty plastics also contributed to higher sales revenues. Despite slightly higher sales volumes for fibers, sales revenue declined primarily due to lower selling prices. Overall, foreign currency exchange had a slight negative impact on Polymers segment revenues.

Operating earnings for the Polymers segment were sharply higher for the year primarily due to the Company's lower cost structure and substantially higher selling prices for EASTAPAK polymers. Operating earnings were also positively impacted by moderately higher selling prices overall for specialty plastics. Operating earnings for the non-polyethylene portion of specialty plastics were higher, but margins on polyethylene products were pressured by higher raw materials costs and lower selling prices that resulted from slowing demand.

Fibers operating earnings increased considerably for the year due to lower cost structure. Polymers segment operating earnings were positively affected by decreased pension expense in 2000 and 1999, and in 2000, by a gain on the sale of certain assets.

Operating earnings for 1999 were negatively impacted by previously reported pre-tax charges totaling $53 million related to employee separations and pension settlement, a discontinued capital project, write-off of technology which was determined to have no future value, and a loss recognized on an investment.

For supplemental analysis of Chemicals and Polymers segment results and the impact of recent acquisitions on revenue and volume, see Exhibits 99.01 and
99.02 to this Form 10-K. For additional information concerning the Company's operating segments, see Note 18 to the Consolidated Financial Statements.


SUMMARY BY CUSTOMER LOCATION

SALES BY REGION


(Dollars in millions)                     2000            1999             CHANGE          1998
United States and Canada                 $3,229          $2,869              13%          $2,933
Europe, Middle East, and Africa           1,062             849              25              752
Asia Pacific                                547             486              13              429
Latin America                               454             386              18              367
                                         ------          ------                           ------
      Total                              $5,292          $4,590                           $4,481
                                         ======          ======                           ======

2000 COMPARED WITH 1999

Sales in the United States for 2000 were $3.0 billion, up 13% from 1999 sales of $2.7 billion. The improvement was primarily attributable to significantly higher selling prices, mainly for EASTAPAK polymers, and higher sales volumes resulting from acquisitions.

Sales outside the United States in 2000 were $2.3 billion, up 18% from 1999 sales of $1.9 billion due to substantially higher selling prices for EASTAPAK polymers and higher sales volume resulting from acquisitions. Sales outside the United States in 2000 were 43% of total sales compared with 42% in 1999. In

Europe, substantially higher selling prices for EASTAPAK polymers and additional volumes from acquisitions contributed to a significant increase in sales for 2000, although a strong U.S. dollar against the euro resulted in a significantly unfavorable currency exchange effect for that region. Increased volumes for fibers and slightly higher selling prices for performance chemicals and intermediates and EASTAPAK polymers resulted in moderately higher sales in Asia Pacific in 2000. The increase in sales for Latin America is primarily attributable to substantially higher selling prices for EASTAPAK polymers.

With a substantial portion of 2000 sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. In 2000, a strong U.S. dollar against the euro resulted in a significantly unfavorable currency exchange effect. See Note 12 to Consolidated Financial Statements and Part II--Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

SUMMARY OF CONSOLIDATED RESULTS

1999 COMPARED WITH 1998

Earnings declined significantly in 1999 compared to 1998 reflecting the impact of challenging market conditions and a number of nonrecurring items mainly related to the Company's cost control efforts and changes in the portfolio of products, partially offset by a reimbursement of previously expensed pension costs. Although sales volumes were higher in both segments and were substantially higher outside the United States, lower selling prices coupled with higher costs for major raw materials eroded margins for many products.

The Company's 1999 net earnings reflected returns of 3% on equity and 4% on capital. The Company's cost control efforts and changes in the portfolio of products resulted in several nonrecurring charges which significantly impacted results for the fourth quarter and full year 1999. A program to decrease labor costs resulted in a reduction of 1,200 employees and a pre-tax net charge of $53 million in the fourth quarter. A pre-tax charge of $25 million was recorded in the fourth quarter for the write-off of acquired in-process research and development related to the Lawter acquisition. In the fourth quarter, a decision was made to discontinue production at the Company's sorbates facilities in Chocolate Bayou, Texas and to discontinue a purified terephthalic acid ("PTA") plant project in Columbia, South Carolina, resulting in pre-tax charges of approximately $33 million. Other nonrecurring charges which negatively affected the fourth quarter and full year 1999 by approximately $12 million before taxes included an increase in the reserve for civil litigation related to sorbates and other matters, the write-off of purchased technology which was determined to have no future value, and a loss recognized on an investment. A reimbursement of previously expensed pension costs related to Holston Defense Corporation had a positive impact on pre-tax earnings in the fourth quarter and full year 1999 of approximately $20 million.

Results for full year 1999 were also impacted by nonrecurring items including approximately $15 million of pre-tax charges related to the phase-out of operations at Distillation Products Industries in Rochester, New York and the write-off of construction in progress related to an epoxybutene ("EpB") plant project, and a pre-tax gain of approximately $8 million recognized on the sale of assets.

Results for the fourth quarter and full year 1999 were also negatively impacted by pre-tax charges totaling approximately $17 million related to the write-up of Lawter's inventory required by purchase accounting, a decrement recognized using the last-in, first-out inventory valuation method, loss on sales of excess spare parts, and two months of unplanned downtime at the Company's Malaysia facility. Amendments to the Company's defined benefit pension plan resulted in a pre-tax decrease in pension expense for the full year 1999 of approximately $37 million. As a result of the adoption of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), the Company capitalized $22 million, net of $2 million amortization, of certain internal-use software costs which otherwise would have been expensed.

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

SALES

Sales volumes for 1999 increased 11% overall from 1998 mainly due to improvement in worldwide demand for PET, the acquisition of Lawter, the completion and startup of a new oxo plant in Singapore, and strong demand for specialty plastics. The U.S. dollar produced an unfavorable effect on sales denominated in currencies other than U.S. dollars, although the impact on earnings was mitigated somewhat by gains realized on currency hedging transactions.

SALES BY REGION

Sales in the United States for 1999 were $2.7 billion, down 4% from 1998 sales of $2.8 billion. Although polyethylene prices improved, selling prices declined overall and were significantly lower for EASTAPAK polymers, oxo chemicals products, and imaging chemicals. Sales volume overall was relatively flat as volume gains, mainly attributable to the Lawter acquisition and fine chemicals, were offset by lower sales volume for EASTAPAK polymers, acetyls, and fibers.

Sales to customers outside the United States for 1999 were $1.9 billion, up 12% from 1998 sales of $1.7 billion due to significantly higher sales volume. Sales outside the United States were 42% of total sales in 1999 compared with 38% for 1998. The Lawter acquisition contributed to higher sales volumes and revenues in Asia Pacific, and Europe, Middle East and Africa. Asia Pacific sales volumes for fibers declined, but oxo chemicals products increased following the startup of a new manufacturing site in Singapore. Latin America and Europe, Middle East, and Africa had significant sales volume improvement for EASTAPAK polymers, but selling prices declined.

A strong U.S. dollar against foreign currencies resulted in an overall slightly unfavorable currency exchange effect, primarily in Europe and Latin America.

CHEMICALS SEGMENT

Sales for the Chemicals segment increased moderately in 1999 compared to 1998 as higher sales volume, mainly attributable to the Lawter acquisition and coatings, adhesives, specialty plastics, and inks products, was partially offset by lower selling prices and product mix. Performance chemicals sales volumes were moderately higher but the impact on revenues was more than offset by lower selling prices. Fine chemicals sales volume was slightly higher, but lower selling prices and a shift in product mix resulted in lower sales revenue. Operating earnings for individual product lines and the segment overall declined significantly in 1999 as a result of lower selling prices, higher raw materials costs, particularly for propane, and several nonrecurring items described below.

In 1999, Chemicals segment results were impacted by nonrecurring items totaling $64 million and included charges related to exiting sorbates production at Chocolate Bayou, Texas, phase-out of operations at Distillation Products Industries in Rochester, New York, the write-off of construction in progress related to an EpB plant project, write-off of acquired in-process research and development related to the Lawter acquisition, an adjustment to the reserve for sorbates civil litigation, write-off of technology which was determined to have no future value, and a net charge related to employee separations and pension settlement, partially offset by the reimbursement of previously expensed pension costs related to Holston Defense Corporation. Chemicals segment operating earnings were positively affected by decreased pension expense. As a result of the adoption of SOP 98-1 in 1999, certain internal-use software costs were capitalized which otherwise would have been expensed.

Operating earnings for 1998 were impacted by nonrecurring charges totaling $47 million related to a fine for violation of the Sherman Act; charges related to certain underperforming assets and discontinued capital projects; the impact of a power outage at the Kingsport, Tennessee, manufacturing site; and other items.

POLYMERS SEGMENT

Continued strong worldwide demand for PET resulted in significantly higher sales volumes for EASTAPAK polymers in 1999 compared to 1998. Although selling prices for container plastics for the year overall were lower than 1998, prices increased during the latter half of 1999. Revenues for specialty plastics increased due to moderately higher volume and slightly higher selling prices. Lower selling prices and lower sales volume resulted in a decline in revenue for fibers.

Operating earnings in 1999 were negatively impacted by higher costs for raw materials, particularly for propane, and nonrecurring charges totaling $53 million pertaining to write-off of construction in progress related to a PTA plant project in Columbia, South Carolina, a loss recognized on an investment, and a net charge related to employee separations and pension settlement. Operating earnings for the segment were positively affected by decreased pension expense in 1999. As a result of the adoption of SOP 98-1 in 1999, certain internal-use software costs were capitalized which otherwise would have been expensed.


LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA


CASH FLOW


(Dollars in millions)                             2000         1999         1998
Net cash provided by (used in)
      Operating activities                       $ 831        $ 744        $ 731
      Investing activities                        (465)        (715)        (545)
      Financing activities                        (451)         128         (186)
                                                 -----        -----        -----
Net change in cash and cash equivalents          $ (85)       $ 157        $  --
                                                 =====        =====        =====
Cash and cash equivalents at end of period       $ 101        $ 186        $  29
                                                 =====        =====        =====

Cash provided by operating activities was significantly higher in 2000 reflecting the Company's higher net earnings. Cash provided by operating activities in 2000 and 1999 also reflects cash provided by a continuous sale of accounts receivable program and, in 2000, reflects proceeds from the settlement of strategic foreign currency hedging transactions. Cash used in investing activities reflects lower capital expenditures over the periods presented as the Company's major capital expansion projects were completed. Cash used in investing in 2000 reflects the McWhorter and Sokolov acquisitions, in 1999 reflects the Lawter acquisition and the acquisition of a North American textile chemicals business, and in 1998 reflects the acquisition of a German manufacturer of specialty polymers. Cash used in financing activities in 2000 reflects significant repayment of debt acquired from McWhorter, Lawter, and Sokolov and repayment of other, primarily short-term, borrowings. Cash provided by financing activities in 1999 reflects an increase in commercial paper borrowings primarily related to funding the Lawter acquisition and additional borrowings at year-end as a precautionary measure related to the Year 2000 issue. In 1998, cash provided by financing activities reflects proceeds received from an issuance of tax-exempt bonds. In 1999, the bonds were redeemed. Also reflected in cash flows from financing activities is the payment of dividends in all years presented and common stock repurchases in 2000 and 1999.

Available cash will be used to fund dividends, maintain a strong balance sheet, and repurchase shares, weighed against debt repayment.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 2001, the Company estimates that depreciation will be approximately $375 million and that capital expenditures will be slightly above $300 million, subject to adjustment after assessment of recent acquisitions. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at the end of 2000 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.4 billion. Eastman has other long-term commitments relating to a joint venture agreement as described in Note 4 to Consolidated Financial Statements.

LIQUIDITY

On July 13, 2000, Eastman replaced the then-existing $800 million revolving credit facility that was to expire in December 2000 with a new $800 million revolving credit facility (the "Credit Facility"). On December 8, 2000, Eastman entered into a short-term $150 million credit agreement (the "Credit Agreement"). Although the Company does not have any amounts outstanding under the Credit Facility or the Credit Agreement, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was .125% as of December 31, 2000. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants during 2000.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility that provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings at December 31, 2000 are classified as long-term borrowings as the Company has the ability to refinance such borrowings long term. At December 31, 1999, the Company's commercial paper borrowings were classified as short-term borrowings because the revolving credit facility then in effect would have expired in December 2000. As of December 31, 2000, the Company's commercial paper outstanding balance was $400 million at an effective interest rate of 7.12%. At December 31, 1999, the Company's commercial paper outstanding balance was $398 million at an effective interest rate of 6.30%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

Proceeds of $130 million from the settlement in 2000 of strategic foreign currency hedging transactions were used for general corporate purposes. For additional information concerning the settlement, see Note 12 to the Consolidated Financial Statements.

In 1999, the Company entered into an agreement that allows the Company to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2000 and $150 million at December 31, 1999. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices. For additional information concerning this agreement, see Note 13 to the Consolidated Financial Statements.

In July 2000, the Company completed the acquisition of McWhorter for approximately $200 million in cash and the assumption of approximately $155 million in debt, of which $141 million was subsequently repaid. This transaction was funded with available cash and commercial paper borrowings.

As of February 21, 2000, the Company acquired 76% of the shares of Sokolov. During the second quarter 2000, the Company acquired an additional 21% of the shares resulting in 97% ownership of Sokolov as of December 31, 2000. These transactions, for cash consideration totaling approximately $46 million (net of $3 million cash acquired) and the assumption of $21 million of Sokolov debt, which was subsequently repaid, were financed with available cash and commercial paper borrowings. Efforts will continue to accumulate additional shares as they become available from the remaining minority shareholders.

During 2000, the Company repaid $125 million of Lawter notes, $21 million of debt assumed in the Sokolov acquisition, and $141 million of debt assumed in the McWhorter acquisition. Additional indebtedness of $208 million, primarily in the form of short-term notes payable, was incurred during 2000 for general operating purposes, and approximately $184 million of such borrowings were repaid during 2000. Interest rates for these notes range from 6.33% to 7.40%.

The Company is currently authorized to repurchase up to $400 million of its common stock. During 2000, 1,575,000 shares of common stock at a total cost of approximately $57 million, or an average price of approximately $36 per share, were repurchased under this authorization. A total of 2,669,800 shares of common stock at a cost of approximately $107 million, or an average price of approximately $40 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. Share repurchases are weighed against alternative uses for available cash, such as funding dividends, maintaining a strong balance sheet, and debt repayment.

As previously reported, the Company has entered into a letter of intent with Hercules Incorporated to acquire Hercules' hydrocarbon resins and select portions of its rosins resins businesses. Subject to the negotiation of customary agreements, approval by the boards of directors of both companies, and regulatory approvals, the transaction is expected to be completed early in second quarter, 2001.

The Company continues to pursue the previously announced plan to divest or otherwise restructure a major portion of its fine chemicals business. Currently, a number of options are under consideration, some of which could result in a charge to earnings in the first half of 2001. The charge would relate to potential loss on sale of assets for a number of sites or other restructuring costs related to fine chemical product lines not divested.

The Company anticipates that no contribution to its defined benefit pension plan will be required for 2001.

Existing sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the fourth quarter of 2000 and 1999 and $1.76 per share in 2000 and 1999.

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

The Company's environmental protection and improvement cash expenditures were approximately $195 million, $220 million, and $190 million in 2000, 1999, and 1998, respectively, including investments in construction, operations, and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years, inflation has not had a material adverse impact on Eastman's costs, primarily because of price competition among suppliers of raw materials. The cost of raw materials is generally based on market price, although derivative financial instruments may be utilized, as appropriate, to mitigate short-term market price fluctuations. Significant changes in raw materials prices, particularly petroleum derivatives, had a significant impact on mid-1999 through year-end 2000 costs, which the Company was not able to fully hedge or recapture in its pricing structure.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 133, as amended in June 2000 by
SFAS 138, "Accounting for Derivative Instruments and Hedging Activities," which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. This standard requires that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value, resulting in an offsetting adjustment to income or other comprehensive income, depending on effectiveness of the hedge. SFAS 133, as amended by SFAS 138, was effective for the Company beginning January 1, 2001. Certain instruments historically utilized by the Company to hedge foreign currency exposures and raw materials and energy purchases are required to be marked to market each period under this standard. The adoption of SFAS 133, as amended by SFAS 138, has not had a material impact on the results of operations. Instruments with a fair value of approximately $30 million, previously not required to be recorded and primarily pertaining to the Company's raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated

Statement of Financial Position on January 1, 2001. In addition, previously deferred gains of approximately $70 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit to other comprehensive income of approximately $62 million on January 1, 2001. See Note 12 to the Consolidated Financial Statements for additional information.

In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140, which replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", addresses certain issues not previously addressed in SFAS 125. SFAS 140 is effective for transfers and servicing occurring after March 31, 2001 and, for certain provisions, fiscal years ending after December 15, 2000.


OUTLOOK

For the first quarter and year 2001, the Company:

- Expects volume growth to slow across end-use markets but to exceed United States Gross Domestic Product ("GDP") growth levels next year. However, GDP growth is also expected to slow, as the effect of higher energy prices is expected to negatively impact worldwide economic growth;

- Expects annual worldwide PET volume growth of 10% and expects the supply and demand balance for PET for container plastics to improve. The Company expects its container plastics volume growth to be in line with worldwide industry demand and expects margins for container plastics to improve;

- Anticipates that higher energy and raw materials costs and their impact on global economic conditions will likely negatively affect overall demand, and accordingly, negatively affect early 2001 results;

- Expects the cost of raw materials will increase over the fourth quarter 2000 and anticipates that announced price increases effective in the first quarter 2001 and continuing cost reductions will offset some, but not all, raw materials cost increases net of hedging activities;

- Expects to eliminate additional labor and non-labor costs during 2001, raising the total cost reduction goal from $200 million at year-end 2000 to $300 million by year-end 2001;

- Expects that costs for upgrading Eastman's enterprise resource planning software system from SAP R2 to SAP R3 will taper off during 2001 as implementation is planned to be essentially completed in all regions by year-end 2001;

- Expects to further integrate recent acquisitions into the Company's processes and SAP R3 during 2001;

- Expects to recognize costs throughout 2001 related to ShipChem as it builds capability to add new customers;

- Expects to complete the acquisition of Hercules' hydrocarbon resins and select portions of its rosins resins businesses early in second quarter 2001, subject to negotiation of customary agreements, approval by the boards of directors of both companies, and regulatory approvals;

- Expects to divest or otherwise restructure a major portion of its fine chemicals business and that such divestiture or restructuring could result in a charge to earnings related to potential loss on sale of assets for a number of sites or other restructuring costs related to fine chemical product lines not divested;

- Anticipates that its capital expenditures for 2001 will be slightly over $300 million, although the final amount for 2001 will be determined after an assessment of recent acquisitions;

- Anticipates available cash will be used to fund dividends, maintain a strong balance sheet, and repurchase shares, weighed against debt repayment.

Based upon the expectations described above, as of January 25, 2001 (the date of its fourth quarter 2000 sales and earnings press release) the Company anticipated that the first quarter 2001 earnings per share would be approximately $0.20 per share less than the fourth quarter 2000.

By the end of the fourth quarter 2001, the Company expects to become two independent public companies, a specialty chemicals and plastics company, and a PET plastics and acetate fibers company, through a spin-off in the form of a tax-free stock dividend. Although many issues are pending in connection with the planned spin-off, the Company:

-    Expects to record a one-time charge;

-    Expects to continue the $0.44 quarterly dividend until the spin-off;

- Expects that, immediately after the spin-off, Eastman shareowners will own shares in both of the new entities;

- Expects that Eastman's Chairman of the Board and Chief Executive Officer, Mr. Earnest W. Deavenport, Jr., will retire January 1, 2002, and that Eastman's remaining leadership and Board of Directors will be divided between the two new companies.


Beyond 2001, the Company:

- Expects the separation of the specialty chemicals and plastics company from the PET plastics and acetate fibers company will allow the two companies to concentrate their respective efforts and resources on specific strategies to create shareowner value, providing shareowners with ownership interests in two highly focused entities;

- Believes that the specialty chemicals and plastics company will be a world leader in the specialty chemicals and plastics industry, with a strong focus on providing customer solutions; that this company will experience accelerated growth through increased management focus and execution of appropriate strategies; and that market transparency and value recognition for technology and service businesses that will become part of this company, such as ShipChem and Genencor, will be enhanced;

- Believes that the PET plastics and acetate fibers company will be a world market and cost position leader in PET plastics and acetate fibers, and that consistently strong cash flows and the integrated polyethylene business will allow this company to remain financially strong throughout business cycles;

- Expects that the Board of Directors for each new company will determine its own company's dividend policy, but anticipates that the initial combined dividend of the two new companies will be equal to Eastman's current dividend;

- Anticipates the capital structure of each new company will be appropriate for the company's financial profile and that each company will maintain investment-grade ratings.

FORWARD-LOOKING STATEMENTS

The expectations under "Outlook" and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and utilization; capital spending; expected depreciation and amortization; environmental matters; legal proceedings; effects of hedging raw material and energy costs and foreign currencies; global and regional economic conditions; supply and demand, volume, price, cost, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; cost reduction targets; development, production, commercialization, and acceptance of new products, services, and technologies; acquisitions and dispositions of certain businesses and assets, and product portfolio changes; and the planned separation of Eastman's current businesses into two independent companies by the end of 2001.

These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those projected in any such forward-looking statements:

- The Company has announced that it will separate into two independent companies by the end of the fourth quarter, 2001 through a spin-off in the form of a tax-free stock dividend. The separation of Eastman's business into two companies--the specialty chemicals and plastics company, and the PET plastics and acetate fibers company--is expected to allow the two companies to concentrate their respective efforts and resources on strategies specific to each business, providing shareowners with ownership interests in two highly focused entities. There can be no assurance that any or all of such goals or expectations will be realized.

- The Company has manufacturing and marketing operations throughout the world, with over 40% of the Company's revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company's revenues, expenses, and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenues, expenses, and results, and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company's results of operations.

- The Company has made and may continue to make acquisitions, divestitures, and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions, which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transactions there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.

- The Company has made and may continue to make strategic e-business investments, including formation of joint ventures and investments in other e-commerce businesses, in order to build Eastman's E-business capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company's results of operations.

- During 2001, the Company will be integrating recent acquisitions into the Company's processes and SAP R3 to enable cost-saving and synergy opportunities. There can be no assurance that such cost-saving and synergy opportunities will be realized or that the integration efforts will be completed as planned.

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

- Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses, and results.

- The Company's facilities and businesses are subject to complex health, safety, and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The estimates depend on a number of factors including those associated with ongoing operations and remedial requirements. Ongoing operations can be affected by unanticipated government enforcement action, which in turn is influenced by the nature of the allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product deselection. Remedial requirements at contaminated sites are dependent on the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

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


----------------------------
EASTAPAK and EpB are registered trademarks of Eastman Chemical Company.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include short-term commercial paper and long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings are predominately U.S. dollar denominated. The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than two years and denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

The Company is exposed to fluctuations in market prices for certain of its major raw materials. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, and natural gas, the Company enters into forwards and options contracts.

The Company determines its market risk utilizing sensitivity analysis, which measures the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, and/or commodity prices. The market risk associated with the fair value of interest-rate-sensitive instruments assuming an instantaneous parallel shift in interest rates of 10% is approximately $86 million and an additional $9 million for each one percentage point change in interest rates thereafter. This exposure is primarily related to long-term debt with fixed interest rates. The market risk associated with foreign currency-sensitive instruments utilizing a modified Black-Scholes option pricing model and a 10% adverse move in the U.S. dollar relative to each foreign currency hedged by the Company is approximately $8 million and an additional $0.5 million for an additional one percentage point adverse change in foreign currency exchange rates. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions. The market risk associated with feedstock options and natural gas swaps assuming an instantaneous parallel shift in the underlying commodity price of 10% is approximately $9 million and an additional $0.8 million for each one percentage point move in closing prices thereafter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


ITEM                                                                                                 PAGE
Management's responsibility for financial statements                                                   35

Report of independent accountants                                                                      36

Consolidated statements of earnings, comprehensive income, and retained earnings                       37

Consolidated statements of financial position                                                          38

Consolidated statements of cash flows                                                               39-40

Notes to consolidated financial statements                                                          41-71

         MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

         Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company and subsidiaries appearing on pages 37 through 71. Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

         The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with auditing standards generally accepted in the United States of America. Their report is included herein.

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




         /s/ Earnest W. Deavenport, Jr.            /s/ James P. Rogers
         ------------------------------            ----------------------------
         Earnest W. Deavenport, Jr.                James P. Rogers
         Chairman of the Board and                 Senior Vice President and
               Chief Executive Officer                 Chief Financial Officer

         January 25, 2001

         REPORT OF INDEPENDENT ACCOUNTANTS


         To the Board of Directors and Shareowners of Eastman Chemical Company

         In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 34 present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

         As discussed in Note 1 to the consolidated financial statements, on January 1, 1999, the Company adopted AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."


        /s/ PricewaterhouseCoopers LLP
        -------------------------------------------
         PRICEWATERHOUSECOOPERS LLP
         Atlanta, Georgia
         January 25, 2001, except as to Note 23, for which the date is February 5, 2001

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
                          INCOME, AND RETAINED EARNINGS
                 (Dollars in millions, except per share amounts)

                                                                           2000              1999              1998
Sales                                                                    $ 5,292           $ 4,590           $ 4,481
Cost of sales                                                              4,226             3,768             3,546
                                                                         -------           -------           -------
Gross profit                                                               1,066               822               935

Selling and general administrative expenses                                  346               355               316
Research and development costs                                               149               187               185
Write-off of acquired in-process research and development                      9                25                --
Employee separations and pension settlement/curtailment                       --                53                --
                                                                         -------           -------           -------
Operating earnings                                                           562               202               434

Interest expense, net                                                        135               121                91
Gain recognized on initial public offering of equity investment              (38)               --                --
Other (income) charges, net                                                   13                 9               (17)
                                                                         -------           -------           -------
Earnings before income taxes                                                 452                72               360

Provision for income taxes                                                   149                24               111
                                                                         -------           -------           -------

Net earnings                                                             $   303           $    48           $   249
                                                                         =======           =======           =======

Basic earnings per share                                                 $  3.95           $   .61           $  3.15
                                                                         =======           =======           =======
Diluted earnings per share                                               $  3.94           $   .61           $  3.13
                                                                         =======           =======           =======

COMPREHENSIVE INCOME
Net earnings                                                             $   303           $    48           $   249
Other comprehensive income (loss)                                            (63)              (36)               19
                                                                         -------           -------           -------
Comprehensive income                                                     $   240           $    12           $   268
                                                                         =======           =======           =======

RETAINED EARNINGS
Retained earnings at beginning of year                                   $ 2,098           $ 2,188           $ 2,078
Net earnings                                                                 303                48               249
Cash dividends declared                                                     (135)             (138)             (139)
                                                                         -------           -------           -------
Retained earnings at end of year                                         $ 2,266           $ 2,098           $ 2,188
                                                                         =======           =======           =======

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Dollars in millions)


                                                                                      DECEMBER 31,
                                                                                2000              1999
ASSETS
Current assets
      Cash and cash equivalents                                               $   101           $   186
      Trade receivables, net of allowance of $16 and $13                          650               572
      Miscellaneous receivables                                                    87                59
      Inventories                                                                 580               485
      Other current assets                                                        105               187
                                                                              -------           -------
         Total current assets                                                   1,523             1,489
                                                                              -------           -------

Properties
      Properties and equipment at cost                                          9,039             8,820
      Less:  Accumulated depreciation                                           5,114             4,870
                                                                              -------           -------
         Net properties                                                         3,925             3,950
                                                                              -------           -------

Goodwill, net of accumulated amortization of $28 and $14                          335               271
Other intangibles, net of accumulated amortization of $20 and $6                  277               175
Other noncurrent assets                                                           490               418
                                                                              -------           -------

Total assets                                                                  $ 6,550           $ 6,303
                                                                              =======           =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
      Payables and other current liabilities                                  $ 1,152           $ 1,009
      Borrowings due within one year                                              106               599
                                                                              -------           -------
         Total current liabilities                                              1,258             1,608

Long-term borrowings                                                            1,914             1,506
Deferred income tax credits                                                       607               485
Postemployment obligations                                                        829               789
Other long-term liabilities                                                       130               156
                                                                              -------           -------
      Total liabilities                                                         4,738             4,544
                                                                              -------           -------

Commitments and contingencies

Shareowners' equity
      Common stock ($0.01 par - 350,000,000 shares
         authorized; shares issued - 84,739,902 and 84,512,004)                     1                 1
      Paid-in capital                                                             100                95
      Retained earnings                                                         2,266             2,098
      Other comprehensive loss                                                   (117)              (54)
                                                                              -------           -------
                                                                                2,250             2,140
      Less:  Treasury stock at cost (7,996,790 and 6,421,790 shares)              438               381
                                                                              -------           -------

      Total shareowners' equity                                                 1,812             1,759
                                                                              -------           -------

Total liabilities and shareowners' equity                                     $ 6,550           $ 6,303
                                                                              =======           =======

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                       2000            1999           1998

Cash flows from operating activities
      Net earnings                                                    $ 303           $  48           $ 249
                                                                      -----           -----           -----

Adjustments to reconcile net earnings to net cash provided
      by operating activities, net of effect of acquisitions
         Depreciation and amortization                                  418             383             351
         Gain recognized on initial public offering of
             equity investment                                          (38)             --              --
         Write-off of impaired assets                                    --              54              33
         Write-off of acquired in-process research and
             development                                                  9              25              --
         Provision (benefit) for deferred income taxes                   64             (18)             66
         (Increase) decrease in receivables                              (1)            163              19
         (Increase) decrease in inventories                             (43)             63              19
         Increase (decrease) in employee benefit liabilities
             and incentive pay                                           28             (69)             57
         Increase (decrease) in liabilities excluding
             borrowings, employee benefit liabilities, and
             incentive pay                                                9             115             (35)
         Other items, net                                                82             (20)            (28)
                                                                      -----           -----           -----
         Total adjustments                                              528             696             482
                                                                      -----           -----           -----

         Net cash provided by operating activities                      831             744             731
                                                                      -----           -----           -----

Cash flows from investing activities
      Additions to properties and equipment                            (226)           (292)           (500)
      Acquisitions, net of cash acquired                               (261)           (381)            (32)
      Additions to capitalized software                                 (21)            (24)             --
      Other investments                                                 (30)             --              --
      Capital advances to suppliers                                      --             (21)            (21)
      Proceeds from sales of investments                                 12              --              --
      Proceeds from sales of fixed assets                                61              --              --
      Other items                                                        --               3               8
                                                                      -----           -----           -----

         Net cash used in investing activities                         (465)           (715)           (545)
                                                                      -----           -----           -----

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                              (Dollars in millions)

                                                                       2000            1999            1998
Cash flows from financing activities
      Proceeds from borrowings                                          208             348             (66)
      Repayment of borrowings                                          (471)            (34)             --
      Dividends paid to shareowners                                    (135)           (138)           (138)
      Treasury stock purchases                                          (57)            (51)             --
      Other items                                                         4               3              18
                                                                      -----           -----           -----

         Net cash provided by (used in) financing activities           (451)            128            (186)
                                                                      -----           -----           -----

         Net change in cash and cash equivalents                        (85)            157              --

Cash and cash equivalents at beginning of year                          186              29              29
                                                                      -----           -----           -----

Cash and cash equivalents at end of year                              $ 101           $ 186           $  29
                                                                      =====           =====           =====

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

         FINANCIAL STATEMENT PRESENTATION

         The consolidated financial statements of Eastman Chemical Company and subsidiaries ("Eastman" or the "Company") are prepared in conformity with accounting principles generally accepted in the United States of America and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The Consolidated Financial Statements include assets, liabilities, revenues, and expenses of all wholly-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

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

         REVENUE RECOGNITION

         In 2000, the Company implemented Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which specifies the criteria that must be met before revenue is realized or realizable and earned. In accordance with SAB 101, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. Appropriate accruals for discounts, volume incentives, and other allowances are recorded as reductions in sales. The implementation of SAB 101 did not have a material impact on sales, operating earnings, or net earnings for 2000 or prior years.

         SHIPPING AND HANDLING FEES AND COSTS

         Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue. Shipping and handling costs incurred are recorded in cost of sales.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash, time deposits, and readily marketable securities with original maturities of three months or less.

         ACCOUNTS RECEIVABLE SALES

         Under a planned continuous sale program agreement entered into in 1999, the Company sells to a third party undivided interests in certain domestic accounts receivable. Undivided interests in designated

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         receivable pools are sold to the purchaser with recourse limited to the receivables purchased. The Company's retained interests in the designated receivable pools are measured at fair value, based on expected future cash flows, using management's best estimates of returns and credit losses commensurate with the risks involved. The Company's retained interests in receivables sold are recorded as trade receivables in the Consolidated Financial Statements. Fees paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net, in the Consolidated Financial Statements.

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

         IMPAIRED ASSETS

         The Company reviews the carrying values of long-lived assets, identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the fair value of the asset, generally based on discounted estimated future cash flows, is less than the carrying value of the asset. An impairment loss for assets to be disposed of is recognized when the fair value of the asset, less costs to dispose, is less than the carrying value of the asset.

         DERIVATIVE FINANCIAL INSTRUMENTS

         Derivative financial instruments are used by the Company in the management of its exposures to fluctuations in foreign currency, raw materials and energy costs, and interest rates. Such instruments are

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         used to mitigate the risk that changes in exchange rates or raw materials and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions.

         The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than 2 years and denominated in foreign currencies (principally the British pound, French franc, German mark, Italian lira, Canadian dollar, euro, and the Japanese yen). To mitigate short-term fluctuations in market prices for propane and natural gas (major raw materials and energy used in the manufacturing process), the Company enters into forwards and options contracts. From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

         The Company's forwards and options contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company's exposure to identified risks. Gains and losses resulting from effective hedges of existing assets, liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings.

         Deferred currency option premiums are generally included in other noncurrent assets and are amortized over the life of the contract. The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire and forward exchange contracts mature.

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") 133, as amended by SFAS 138,
         "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS 133, as amended by SFAS 138, has not had a material impact on the results of operations. Instruments with a fair value of approximately $30 million, previously not required to be recorded and primarily pertaining to the Company's raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statement of Financial Position on January 1, 2001. In addition, previously deferred gains of approximately $70 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit to other comprehensive income of approximately $62 million on January 1, 2001.

         INVESTMENTS

         The Company includes in other noncurrent assets its investments in joint ventures which are managed as integral parts of the Company's operations and accounted for on the equity basis. Eastman carries certain investments at negative values, based on its intention to fund its share of deficits in such investments, and includes such negative carrying values in other long-term liabilities. The Company includes its share of earnings and losses of such joint ventures in other income and charges.

         Marketable securities held by the Company and accounted for by the cost method, currently common or preferred stock, are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported as a component of other comprehensive income in shareowners' equity. Realized gains and losses

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         are included in earnings and are derived using the specific identification method for determining the cost of securities. The Company includes these investments in other noncurrent assets.

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

         COMPUTER SOFTWARE COSTS

         Certain costs, including internal payroll costs, incurred in connection with the development or acquisition of software for internal use are capitalized. Capitalized software costs are amortized on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         COMPREHENSIVE INCOME

         Components of other comprehensive income (loss) include cumulative translation adjustments, additional minimum pension liabilities, and unrecognized gains or losses on investments. Amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

         RECLASSIFICATIONS

         The Company has reclassified certain 1999 and 1998 amounts to conform to the 2000 presentation.

2.       INVENTORIES

                                                                            DECEMBER 31,
         (Dollars in millions)                                         2000            1999
         At FIFO or average cost (approximates current cost)
                Finished goods                                        $ 482           $ 404
                Work in process                                         125             128
                Raw materials and supplies                              248             210
                                                                      -----           -----
                    Total inventories                                   855             742
                Reduction to LIFO value                                (275)           (257)
                                                                      -----           -----
         Total inventories at LIFO value                              $ 580           $ 485
                                                                      =====           =====

         Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.       PROPERTIES AND ACCUMULATED DEPRECIATION

         PROPERTIES AT COST

         (Dollars in millions)                            2000              1999
         Balance at beginning of year                   $ 8,820           $ 8,594
              Additions
                   Capital expenditures                     226               292
                   Acquisitions                             253               101
              Deductions                                   (260)             (167)
                                                        -------           -------
         Balance at end of year                         $ 9,039           $ 8,820
                                                        =======           =======

         Properties
              Land                                      $    64           $    61
              Buildings and building equipment              846               884
              Machinery and equipment                     7,985             7,685
              Construction in progress                      144               190
                                                        -------           -------
         Balance at end of year                         $ 9,039           $ 8,820
                                                        =======           =======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         ACCUMULATED DEPRECIATION

         (Dollars in millions)                      2000              1999
         Balance at beginning of year             $ 4,870           $ 4,560
              Provision for depreciation              382               368
              Deductions                             (138)              (58)
                                                  -------           -------
         Balance at end of year                   $ 5,114           $ 4,870
                                                  =======           =======

         Construction-period interest of $340 million and $336 million, reduced by accumulated depreciation of $171 million and $157 million, is included in cost of properties at December 31, 2000 and 1999, respectively.

         Depreciation expense was $382 million, $368 million, and $351 million for 2000, 1999, and 1998, respectively.

4.       EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

         Eastman owns 25 million shares, or approximately 40%, of the outstanding common shares of Genencor International, Inc., ("Genencor") a company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets. Prior to its initial public offering in July, 2000, Genencor was a joint venture in which the Company owned a 50% interest. This investment is accounted for under the equity method and is included in other noncurrent assets. At December 31, 2000 and 1999, Eastman's investment in Genencor was $209 million and $157 million, respectively.

         Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture engaged in the manufacture of cellulose esters at its Kingsport, Tennessee plant, accounted for by the equity method. The Company guarantees a portion of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. At December 31, 2000 and 1999, Eastman had a negative investment in the joint venture of $41 million for both periods, representing the recognized portion of the venture's accumulated deficits and the debt guarantee that it has a commitment to fund, as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992, and 1993. Eastman is amortizing the deferred credit to earnings over a 10-year period.

         Eastman has entered into an agreement with a supplier that guarantees the Company's right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In return, the Company paid a total of $239 million to the supplier through December 31, 2000 and 1999. The Company defers and amortizes those costs over the 15-year period during which the product is received. The Company began amortizing those costs in 1993 and has recorded accumulated amortization of $128 million and $112 million at December 31, 2000 and 1999, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       PAYABLES AND OTHER CURRENT LIABILITIES

                                                                                         DECEMBER 31,
         (Dollars in millions)                                                      2000              1999
         Trade creditors                                                          $  526          $  373
         Accrued payrolls, vacation, and variable-incentive compensation             201             143
         Accrued taxes                                                                95             112
         Deferred gain on currency options                                            72              --
         Accrued restructuring charge                                                  7              65
         Other                                                                       251             316
                                                                                  ------          ------
              Total                                                               $1,152          $1,009
                                                                                  ======          ======

6.       BORROWINGS

                                                                                        DECEMBER 31,
         (Dollars in millions)                                                     2000             1999
         SHORT-TERM BORROWINGS
         Commercial paper                                                         $   --          $  398
         Notes payable                                                               101             125
         Other                                                                         5              76
                                                                                  ------          ------
              Total short-term borrowings                                            106             599
                                                                                  ------          ------

         LONG-TERM BORROWINGS
         6 3/8% notes due 2004                                                       500             500
         7 1/4% debentures due 2024                                                  497             496
         7 5/8% debentures due 2024                                                  200             200
         7.60% debentures due 2027                                                   296             297
         Commercial paper                                                            400              --
         Other                                                                        21              13
                                                                                  ------          ------
              Total long-term borrowings                                           1,914           1,506
                                                                                  ------          ------
              Total borrowings                                                    $2,020          $2,105
                                                                                  ======          ======



         Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in July 2005, and to a short-term $150 million credit agreement (the "Credit Agreement") expiring in June 2001. Although the Company does not have any amounts outstanding under the Credit Facility or the Credit Agreement, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. The annual rate for such fees was 0.125% in 2000, and, for the Credit Facility, was 0.085% in 1999. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility which provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings at December 31, 2000 are classified as long-term borrowings as the Company has the ability to refinance such borrowings long term. As of December 31, 2000 and December 31, 1999, the effective interest rates for the Company's commercial paper borrowings were 7.12% and 6.30%, respectively.

7.       SHAREOWNERS' EQUITY

         (Dollars in millions)                                          2000                   1999                   1998
         Common stock at par value                                  $          1           $          1           $          1
                                                                    ------------           ------------           ------------

         Paid-in capital
              Balance at beginning of year                                    95                     94                     77
              Additions                                                        5                      1                     17
                                                                    ------------           ------------           ------------
              Balance at end of year                                         100                     95                     94
                                                                    ------------           ------------           ------------
         Retained earnings                                                 2,266                  2,098                  2,188
                                                                    ------------           ------------           ------------

         Accumulated other comprehensive income (loss)
              Balance at beginning of year                                   (54)                   (18)                   (37)
              Change in cumulative translation adjustment                    (66)                   (46)                    24
              Change in unfunded minimum pension liability                     4                      7                     (5)
              Change in unrecognized gain or loss on investment               (1)                     3                     --
                                                                    ------------           ------------           ------------
              Balance at end of year                                        (117)                   (54)                   (18)
                                                                    ------------           ------------           ------------

              Treasury stock at cost                                        (438)                  (381)                  (331)
                                                                    ------------           ------------           ------------
         Total                                                      $      1,812           $      1,759           $      1,934
                                                                    ============           ============           ============

         Shares of common stock issued(1)

              Balance at beginning of year                            84,512,004             84,432,114             84,144,672
              Issued for employee compensation and
                  benefit plans                                          227,898                 79,890                287,442
                                                                    ------------           ------------           ------------
              Balance at end of year                                  84,739,902             84,512,004             84,432,114
                                                                    ============           ============           ============

         (1)  Includes shares held in treasury.

         The Company has authority to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in 2000, 1999, and 1998.

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

         The Company repurchased 1,575,000 shares of Eastman common stock at a cost of approximately $57 million, or an average price of approximately $36 per share, in 2000; 1,094,800 shares at a cost of approximately $50 million, or an average price of approximately $46 per share, in 1999; and no shares in 1998. Repurchased common shares may be used to meet common stock requirements for benefit plans and other corporate purposes.

         Treasury stock at a cost of approximately $33 million (536,188 shares) and $1 million (18,018 shares) were reissued in 1998 and 1997, respectively. The Company's charitable foundation held 158,424 shares of Eastman common stock at December 31, 2000, December 31, 1999, and December 31, 1998.

         For 2000, 1999, and 1998, respectively, the weighted average number of common shares outstanding used to compute basic earnings per share was
         76.8 million, 78.2 million, and 78.9 million and for diluted earnings per share was 77.0 million, 78.4 million, and 79.5 million, reflecting the effect of dilutive options outstanding. Excluded were options to purchase 3,899,076 shares of common stock at a range of prices from $45.34 to $74.25; 2,331,341 shares of common stock at a range of prices from $48.44 to $74.25; and 994,503 shares of common stock at a range of prices from $56.88 to $74.25, outstanding at the end of 2000, 1999, and 1998, respectively.

         In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's shareowners and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. A total of 574,000 shares will become exercisable through October 19, 2001, if both the stock price and time vesting conditions are met. At December 31, 2000 and December 31, 1999, respectively, 149,240 shares and 45,920 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations because the stock price conditions to exercise had not been met as to any of the shares as of December 31, 2000, 1999, and 1998.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       IMPAIRMENT OF ASSETS

         In 1999, the Company recorded pre-tax charges to earnings of $10 million for the write-off of construction in progress related to an epoxybutene ("EpB") plant project which was terminated and determined to have no future value. These charges were recorded in Cost of Sales for the Chemicals segment.

         In first quarter 1999, the Company announced a phase-out of operations at Distillation Products Industries in Rochester, New York. In 1999, the Company recorded pre-tax charges to earnings of $9 million for costs associated with employee termination benefits and the write-down of plant and equipment used at the site. In 2000, the Company recorded an additional pre-tax charge of $5 million for costs associated with exiting this site. It is expected that property and equipment used at this site will be disposed of during 2001. These charges were recorded in Cost of Sales for the Chemicals segment.

         During the fourth quarter 1999, the Company decided to discontinue production at its sorbates facilities in Chocolate Bayou, Texas. The projected economic performance and cash flows for this product line were determined to be insufficient for remaining in this business. In 1999, the Company recorded a pre-tax charge to earnings of $17 million for the write-down of plant and equipment used at the site. In 2000, the Company recorded additional pre-tax charges of $8 million for costs associated with exiting this business. It is expected that property and equipment used at this site will be disposed of during 2001. These charges were recorded in Cost of Sales for the Chemicals segment.

         In the fourth quarter 1999, the Company recorded pre-tax charges to earnings of $16 million for the write-off of construction in progress related to a purified terephthalic acid ("PTA") plant project. This project was terminated due to unfavorable market conditions and unsuccessful discussions with several potential buyers of this product. A significant portion of the construction in progress was determined to have no alternative use and no future value. This charge was recorded in Cost of Sales for the Polymers segment.

         In the fourth quarter 1998, the Company recorded a pre-tax charge to earnings of $20 million for the write-down of property, plant and equipment used in the production of CHDA, a product sold in the Chemicals segment. Based on responses from customers surveyed in the fourth quarter 1998, market outlook and estimated future cash flows for this product declined significantly. The carrying values of assets related to CHDA production were written down to fair market value based on estimated discounted future cash flows. The charge was recorded in Cost of Sales for the Chemicals segment.

         The Company also recorded in the fourth quarter 1998 a pre-tax charge to earnings of $12 million for the write-off of construction in progress related to an EASTOTAC expansion project and an EpB plant project. Process improvements leading to increased EASTOTAC manufacturing capacity at the existing Longview, Texas plant and a planned joint venture in China lead to cancellation of the EASTOTAC expansion project. A portion of work done to date on an EpB plant project had no future value. The EASTOTAC expansion project and EpB plant project costs were written off and recorded in Cost of Sales for the Chemicals segment.

9.       ACQUISITIONS

         MCWHORTER TECHNOLOGIES, INC.

         In July 2000, the Company completed its acquisition of McWhorter Technologies, Inc. ("McWhorter") for approximately $200 million in cash and the assumption of $155 million in debt. McWhorter manufactures

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         specialty resins and colorants used in the production of consumer and industrial coatings and reinforced fiberglass plastics.

         This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of operations of McWhorter for the period from the acquisition date are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed were recorded at their fair values. Goodwill of approximately $87 million, which represents the excess of cost over the estimated fair value of net tangible assets acquired, and other intangible assets of approximately $103 million for technology and trademarks, customer lists, and workforce are being amortized on a straight-line basis over 11-40 years. Acquired in-process research and development of approximately $9 million was written off after completion of purchase accounting. Assuming this transaction had been made at January 1, 2000 and 1999, the consolidated proforma results for 2000 and 1999 would not be materially different from reported results.

         CHEMICKE ZAVODY SOKOLOV

         As of February 21, 2000, the Company acquired 76% of the shares of Chemicke Zavody Sokolov ("Sokolov"), a manufacturer of waterborne polymer products, acrylic acid, and acrylic esters located in the Czech Republic. During the second quarter 2000, the Company acquired an additional 21% of the shares resulting in 97% ownership of Sokolov. These transactions, for cash consideration totaling approximately $46 million (net of $3 million cash acquired) and the assumption of $21 million of Sokolov debt, were financed with available cash and commercial paper borrowings. Efforts will continue to accumulate additional shares as they become available from the remaining minority shareholders.

         The acquisition of Sokolov was accounted for by the purchase method of accounting and, accordingly, the results of operations of Sokolov for the period from February 21, 2000 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their fair values. The minority interest, which is included in other long-term liabilities in the Consolidated Statements of Financial Position, is not significant. Assuming this transaction had been made at January 1, 2000 and 1999, the consolidated proforma results for 2000 and 1999 would not be materially different from reported results.

         LAWTER INTERNATIONAL, INC.

         In June 1999, the Company completed its acquisition of Lawter International, Inc. ("Lawter") for approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million in debt. Lawter develops, produces, and markets specialty products for the inks and coatings market.

         This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values. Goodwill of approximately $253 million, which represents the excess of cost over the estimated fair value of net tangible assets acquired, and other intangible assets of approximately $202 million for technology and trademarks, in-process research and development, customer lists, and workforce, are being amortized on a straight-line basis over 5-40 years. Acquired in-process research and development of approximately $25 million was written off during 1999 after completion of purchase accounting. Assuming this transaction had been made at January 1, 1999, the consolidated proforma results for 1999 would not be materially different from reported results.

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

         DIRECTOR LONG-TERM COMPENSATION PLAN

         Eastman's 1999 Director Long-Term Compensation Plan (the "Director Plan") which is substantially similar to and intended to replace the 1994 Director Long-Term Compensation Plan, provides for grants of nonqualified stock options and restricted shares to nonemployee members of the Board of Directors. No new awards have been made under the 1994 Director Long-Term Compensation Plan, following the effectiveness of the 1999 Director Plan. Outstanding grants and awards under the 1994 Director Long-Term Compensation Plan are unaffected by the replacement of the 1994 Director Plan with the 1999 Director Plan. Shares of restricted stock are granted upon the first day of the directors' initial term of service and nonqualified stock options and shares of restricted stock are granted each year following the annual meeting of shareowners. The Director Plan provides that options can be granted through the later of May 1, 2003, or the date of the annual meeting of shareowners in 2003 for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of the grant. The options vest in 50% increments on the first two anniversaries of the grant date. The maximum number of shares of common stock that shall be available for grant of awards under the Director Plan during its term is 60,000.

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

         (Dollars in millions, except per share amounts)          2000           1999              1998
         Net earnings                      As reported           $ 303           $  48             $ 249
                                           Pro forma             $ 294           $  45             $ 248

         Basic earnings per share          As reported           $3.95           $ .61             $3.15
                                           Pro forma             $3.83           $ .58             $3.14

         Diluted earnings per share        As reported           $3.94           $ .61             $3.13
                                           Pro forma             $3.82           $ .57             $3.12

         The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 2000, 1999, and 1998, respectively, include: average expected volatility of 26.98%, 25.48%, and 20.87%; average expected dividend yield of 3.84%, 4.05%, and 3.07%; and average risk-free interest rates of 6.19%, 5.74%, and 5.48%. An expected option term of six years for all periods was developed based on historical experience information. The expected term for reloads was considered as part of this calculation and is equivalent to the remaining term of the original grant at the time of reload.

         Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         A summary of the status of the Company's stock option plans is presented below:

                                                   2000                        1999                         1998
                                          -----------------------     ----------------------       ----------------------
                                                       WEIGHTED-                   WEIGHTED-                    WEIGHTED-
                                                       AVERAGE                     AVERAGE                      AVERAGE
                                                       EXERCISE                    EXERCISE                     EXERCISE
                                           OPTIONS       PRICE         OPTIONS      PRICE          OPTIONS       PRICE
                                          -----------------------     ----------------------       ----------------------
Outstanding at beginning of year          4,784,957    $       50     3,865,101    $      51        3,716,208   $      50
      Granted                             1,263,051            45     1,019,977           47          479,446          57
      Exercised                             202,691            35        81,504           39          316,360          42
      Forfeited or canceled                  43,969            60        18,617           57           14,193          64
                                          -----------------------     ----------------------        ---------------------
Outstanding at end of year                5,801,348    $       50     4,784,957    $      50        3,865,101   $      51
                                          =========                   =========                     =========

Options exercisable at year-end           3,967,571                   3,400,079                     3,267,275
                                          =========                   =========                     =========
Weighted-average fair value of
      options granted during the year                  $    11.06                  $    9.82                    $   12.40
Available for grant at end of year        6,927,075                   7,503,969                     8,439,445
                                          =========                   =========                     =========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                 OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                      ---------------------------------------      -------------------------
                                      WEIGHTED-
                                       AVERAGE      WEIGHTED-                      WEIGHTED-
          RANGE OF      NUMBER        REMAINING     AVERAGE          NUMBER        AVERAGE
          EXERCISE    OUTSTANDING    CONTRACTUAL    EXERCISE       EXERCISABLE     EXERCISE
           PRICES     AT 12/31/00        LIFE         PRICE        AT 12/31/00      PRICE
          --------    -----------    -----------    ---------      -----------     ---------

          $31-$40        253,881      5.9 Years       $  37           163,511       $  37
               42         19,500      8.8                42             9,750          42
            43-44      1,428,891      3.1                43         1,416,312          43
            45-47      1,774,064      7.6                46           370,663          46
            48-63      1,775,694      5.5                56         1,458,017          56
            64-74        549,318      8.2                65           549,318          65
                       ---------                                    ---------
          $31-$74      5,801,348      5.8             $  50         3,967,571       $  51
                       =========                                    =========

         EASTMAN INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN

         The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code which is a component of the Eastman Investment and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5% of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the Eastman Investment Plan. Through early 2001, the Company sponsored, for its international employees, an employee stock ownership plan which was substantially similar to the ESOP. In March 2001, shares in the international employee stock ownership plan will be distributed to participants in the plan. Allocated shares in the ESOP totaled 3,075,739, 3,249,519, and 2,626,880 as of December 31, 2000, 1999, and
         1998, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

         Charges for contributions to the EIP/ESOP were $34 million, $37 million, and $36 million for 2000, 1999, and 1998, respectively. Charges related to 1998 were previously reported as part of the Eastman Performance Plan.

         EASTMAN PERFORMANCE PLAN

         The Eastman Performance Plan (the "EPP") places a portion of each employee's annual compensation at risk and provides a lump-sum payment to plan participants based on the Company's financial performance. Charges under the EPP were $55 million, $3 million, and $30 million in 2000, 1999, and 1998, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         ANNUAL PERFORMANCE PLAN

         Through 2000, Eastman's managers and executive officers participated in an Annual Performance Plan (the "APP"), which placed a portion of annual cash compensation at risk based upon Company performance as measured by specified annual goals. Charges under the APP for 2000, 1999, and 1998 were $3 million, $13 million, and $8 million, respectively.

         UNIT PERFORMANCE PLAN

         Beginning in 2000, Eastman managers and executive officers began participating in a new variable compensation plan, the Unit Performance Plan (the "UPP"), under which a portion of annual cash compensation is at risk based upon organizational unit performance and the attainment of individual objectives and expectations. In 2000, the portion of a participant's targeted pay at risk under the APP and the UPP was equal to the portion of the targeted pay that was formerly at risk under the APP prior to the inception of the UPP. Charges under the UPP for 2000 were $7 million.

         Beginning in 2001, all Eastman managers and executive officers will participate in the UPP and not the APP. Accordingly, the portion of each participant's total pay that was formerly at risk under the APP will instead be at risk under the UPP.

11.      INCOME TAXES

         Components of earnings before income taxes and the provision for U.S. and other income taxes follow:

         (Dollars in millions)                                             2000        1999          1998
         Earnings (loss) before income taxes
           United States                                                   $414        $ 185         $ 463
           Outside the United States                                         39         (113)         (103)
                                                                           ----        -----         -----
         Total                                                             $453        $  72         $ 360
                                                                           ====        =====         =====

         Provision (benefit) for income taxes
           United States
                Current                                                    $ 69        $  31         $  35
                Deferred                                                     60          (14)           64
           Non-United States
                Current                                                       9           10             6
                Deferred                                                      1           (3)           (3)
           State and other
                Current                                                       4            1             4
                Deferred                                                      6           (1)            5
                                                                           ----        -----         -----
         Total                                                             $149        $  24         $ 111
                                                                           ====        =====         =====

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Differences between the provision for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

         (Dollars in millions)                           2000          1999         1998
         Amount computed using the statutory rate        $ 158         $ 25         $ 126
         State income taxes                                  6           --             6
         Foreign rate variance                               1            7            (3)
         Foreign sales corporation benefit                 (11)          (7)          (24)
         ESOP dividend payout                               (2)          (1)           (1)
         Other                                              (3)          --             7
                                                         -----         ----         -----
         Provision for income taxes                      $ 149         $ 24         $ 111
                                                         =====         ====         =====

         The 1998 foreign sales corporation benefit includes $12 million attributable to amended returns reflecting redetermined foreign sales corporation results for the years prior to 1998.

         The significant components of deferred tax assets and liabilities follow:

                                                              DECEMBER 31,
         (Dollars in millions)                           2000              1999
         Deferred tax assets
           Postemployment obligations                    $299              $285
           Payroll and related items                       47                40
           Deferred revenue                                13                15
           Miscellaneous reserves                          31                51
           Preproduction and start-up costs                 8                10
           Other                                           45                55
                                                         ----              ----
         Total                                           $443              $456
                                                         ====              ====

         Deferred tax liabilities
           Depreciation                                  $824              $775
           Inventories                                      6                 5
           Purchase accounting adjustments                103                68
           Other                                           62                28
                                                         ----              ----
         Total                                           $995              $876
                                                         ====              ====

         Unremitted earnings of subsidiaries outside the United States totaling $156 million at December 31, 2000, are considered to be reinvested indefinitely. If remitted, they would be substantially free of additional tax. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

         Current income taxes payable totaling $67 million and $81 million are included in current liabilities at December 31, 2000 and 1999, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                DECEMBER 31, 2000                DECEMBER 31, 1999
                                              ---------------------            ---------------------

                                              RECORDED        FAIR             RECORDED        FAIR
         (Dollars in millions)                 AMOUNT         VALUE             AMOUNT         VALUE
         Long-term borrowings                  $1,914        $1,816            $1,506         $1,424
         Foreign exchange contracts                 2             6                28             87
         Commodity derivative contracts            --            30                --              1

         DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

         LONG-TERM BORROWINGS

         The Company has based the fair value for fixed-rate borrowings on current interest rates for comparable securities. The Company's floating-rate borrowings approximate fair value.

         FOREIGN EXCHANGE CONTRACTS

         The Company estimates the fair value of its foreign exchange contracts based on dealer-quoted market prices of comparable instruments. Eastman had currency options with maturities of not more than two years to exchange various foreign currencies for U.S. dollars in the aggregate notional amount of $44 million and $639 million at December 31, 2000 and 1999, respectively. The net unrealized gain deferred on such options was $3 million and $59 million as of December 31, 2000 and 1999, respectively. Those amounts, based on dealer-quoted prices, represent the estimated gain that would have been recognized had those hedges been liquidated at estimated market value on the last day of each year presented.

         In February 2000, currency options denominated in French franc, German mark, and Italian lira with a notional amount of $545 million were effectively settled, resulting in cash proceeds of $106 million. In October 2000, euro currency options with a notional amount of $208 million were effectively settled resulting in cash proceeds of $24 million. Of these amounts, approximately $53 million, net of premium amortization, was recognized in earnings during 2000. The balance, deferred until the underlying hedged transactions are realized, is recorded in other current liabilities in the Consolidated Statements of Financial Position. The remaining deferred gain will be recognized over a period ending fourth quarter 2001.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         COMMODITY DERIVATIVE CONTRACTS

         The Company utilized commodity derivatives to hedge a portion of its anticipated purchases of propane and natural gas used in the manufacturing process. The Company estimates fair value of its commodity derivative contracts based on quotes from market makers of these instruments. The fair value represents the amount the Company would expect to receive or pay to terminate the agreements at the reporting dates.

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

13.      COMMITMENTS

         LEASE COMMITMENTS

         Eastman leases facilities, principally property, machinery, and equipment, under cancelable, noncancelable, and month-to-month operating leases. Future lease payments, reduced by sublease income, follow:

         (Dollars in millions)

         Year ending December 31,
             2001                             $  62
             2002                                53
             2003                                45
             2004                                33
             2005                                30
             2006 and beyond                     77
                                              -----
       Total minimum payments required        $ 300
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

         Rental expense, net of sublease income, was approximately $83 million in 2000, 1999, and 1998.

         OTHER COMMITMENTS

         The Company had various purchase commitments at the end of 2000 for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.4 billion. Eastman has other long-term commitments relating to joint venture agreements as described in Note 4 to Consolidated Financial Statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million and $150 million at December 31, 2000 and December 31, 1999, respectively. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $12 million and $4 million in 2000 and 1999, respectively. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $235 million and $225 million in 2000 and 1999, respectively.

14.      RETIREMENT PLANS

         Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Prior to 2000, benefits were calculated using a traditional defined benefit formula based on age, years of service, and the employees' final average compensation as defined in the plans. Effective January 1, 2000, the defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended. Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service, and final average compensation as defined in the plans. The amended defined benefit pension plan uses a pension equity formula based on age, years of service, and final average compensation to calculate an employee's retirement benefit from January 1, 2000, forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.

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

         A summary balance sheet of the change in plan assets during 2000 and 1999, the funded status of the plans, amount recognized in the statement of financial position, and the assumptions used to develop the projected benefit obligation for the Company's U.S. defined pension plans are provided in the following tables. Non-U.S. plans are not material.

         SUMMARY BALANCE SHEET

         (Dollars in millions)                          2000         1999

         CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation, beginning of year         $   877      $ 1,511
         Service cost                                       29           41
         Interest cost                                      68           87
         Plan amendments                                    --         (241)
         Actuarial loss (gain)                              47          (54)
         Curtailments/settlements                           --         (429)
         Benefits paid                                    (101)         (38)
                                                       -------      -------
         Benefit obligation, end of year               $   920      $   877
                                                       =======      =======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            2000        1999

         CHANGE IN PLAN ASSETS:
         Fair value of plan assets, beginning of year                      $  911      $  990
         Actual return on plan assets                                          47         232
         Company contributions                                                 --         145
         Acquisitions/divestitures/other receipts                               5          --
         Benefits paid                                                        (94)       (456)
                                                                           ------      ------
         Fair value of plan assets, end of year                            $  869      $  911
                                                                           ======      ======

         Benefit obligation in excess of (less than) plan assets           $   51      $  (34)
         Unrecognized actuarial (gain) loss                                   (43)          7
         Unrecognized prior service cost                                      128         140
         Unrecognized net transition asset                                      8          12
                                                                           ------      ------
         Net amount recognized, end of year                                $  144      $  125
                                                                           ======      ======

         AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
              CONSIST OF:
         Accrued benefit cost                                              $  144      $  125
         Additional minimum liability                                          16          23
         Accumulated other comprehensive income (loss)                        (16)        (23)
                                                                           ------      ------
         Net amount recognized, end of year                                $  144      $  125
                                                                           ======      ======

         Eastman's worldwide net pension cost was $75 million, $58 million, and $93 million in 2000, 1999, and 1998, respectively.

         A summary of the components of net periodic benefit cost recognized for Eastman's U.S. defined benefit pension plans follows:

         SUMMARY OF BENEFIT COSTS

         (Dollars in millions)                              2000      1999      1998

         COMPONENTS OF NET PERIODIC BENEFIT COST:
         Service cost                                       $ 29      $ 42      $ 47
         Interest cost                                        68        86        93
         Expected return on assets                           (64)      (78)      (73)
         Amortization of:
              Transition asset                                (4)       (6)       (4)
              Prior service cost                             (12)       (5)        5
              Actuarial loss                                   7        14        19
                                                            ----      ----      ----
         Net periodic benefit cost                          $ 24      $ 53      $ 87
                                                            ====      ====      ====

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 2000       1999       1998

         WEIGHTED-AVERAGE ASSUMPTIONS AS OF END OF YEAR:
         Discount rate                                           7.75%      8.15%      6.75%
         Expected return on plan assets                          9.50%      9.50%      9.50%
         Rate of compensation increase                           4.25%      4.50%      3.75%

         In 1999, the Company recorded a pretax gain of $12 million for the partial settlement of pension benefit liabilities resulting from a large number of employee retirements related to a voluntary and involuntary separation program. In 1998, a partial settlement and curtailment of pension and other postemployment benefit liabilities resulted from the expiration of the Holston Defense Corporation contract. This resulted in recognition of approximately $35 million of previously unrecognized liabilities, but had no effect on earnings because the Company also recorded a receivable from the Department of Army for expected reimbursement of such amounts.

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

         The following tables set forth the status of the Company's U.S. plans at December 31, 2000 and 1999:

         SUMMARY BALANCE SHEET

         (Dollars in millions)                            2000        1999

         CHANGE IN BENEFIT OBLIGATION:
         Benefit obligation, beginning of year           $  587      $  617
         Service cost                                         5           7
         Interest cost                                       48          43
         Plan participants' contributions                    --           1
         Actuarial loss (gain)                               38         (50)
         Benefits paid                                      (33)        (31)
                                                         ------      ------
         Benefit obligation, end of year                 $  645      $  587
                                                         ======      ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in millions)                                              2000        1999

         CHANGE IN PLAN ASSETS:
         Fair value of plan assets, beginning of year                      $   41      $   45
         Actual return on plan assets                                           2          --
         Company contributions                                                 26          21
         Plan participants' contributions                                      --           1
         Benefits paid                                                        (32)        (26)
                                                                           ------      ------
         Fair value of plan assets, end of year                            $   37      $   41
                                                                           ======      ======

         Benefit obligations in excess of plan assets                      $  608      $  546
         Unrecognized actuarial loss                                          (84)        (47)
         Unrecognized prior service cost                                       36          39
                                                                           ------      ------
         Net amount recognized, end of year                                $  560      $  538
                                                                           ======      ======

         AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL POSITION
              CONSIST OF:
         Accrued benefit cost                                              $  560      $  538
                                                                           ------      ------
         Net amount recognized, end of year                                $  560      $  538
                                                                           ======      ======

         A 1% increase in health care cost trend would increase the 2000 service and interest costs by $2 million, and the 2000 benefit obligation by $32 million. A 1% decrease in health care cost trend would decrease the 2000 service and interest costs by $2 million, and the 2000 benefit obligation by $28 million.

         The net periodic postretirement benefit cost follows:

         SUMMARY OF BENEFIT COSTS

         (Dollars in millions)                              2000      1999      1998

         COMPONENTS OF NET PERIODIC BENEFIT COST:
         Service cost                                       $  4      $  7      $  8
         Interest cost                                        48        42        39
         Expected return on assets                            (2)       (2)       (2)
         Amortization of:
              Prior service cost                              (3)       (3)       (4)
              Actuarial loss                                   1         2         1
                                                            ----      ----      ----
         Net periodic benefit cost                          $ 48      $ 46      $ 42
                                                            ====      ====      ====

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     2000          1999          1998

         WEIGHTED-AVERAGE ASSUMPTIONS AS OF END OF YEAR:
         Discount rate                                               7.75%         8.15%         6.75%
         Expected return on plan assets                              9.50%         9.00%         9.00%
         Rate of compensation increase                               4.25%         4.50%         3.75%
         Health care cost trend
                Initial                                              7.00%         7.00%         7.00%
                Decreasing to ultimate trend of                      5.00%         5.25%         4.75%
                    in year                                          2006          2005          2004

         In 1998, a partial settlement and curtailment of pension and other postemployment benefit liabilities resulted from the December 31, 1998, expiration of the Holston Defense Corporation contract. This resulted in recognition of approximately $35 million of previously unrecognized liabilities, but had no effect on earnings because the Company also recorded a receivable from the Department of Army for expected reimbursement of such amounts.

16.      EMPLOYEE SEPARATIONS

         In the fourth quarter 1999, the Company accrued costs associated with employee terminations which resulted from voluntary and involuntary employee separations that occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. About 760 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. Approximately $71 million was accrued in 1999 for termination allowance payments associated with the separations, of which $6 million was paid in 1999 and $58 million was paid during 2000. As of December 31, 2000, a balance of $7 million remains to be paid and is included in other current liabilities in the Consolidated Statements of Financial Position.

17.      HOLSTON DEFENSE CORPORATION

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

         The Contract provided for reimbursement of allowable costs incurred by Holston. During the fourth quarter 1999, the DOA reimbursed approximately $20 million of previously expensed pension costs. This reimbursement was credited to earnings in the fourth quarter 1999.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      SEGMENT INFORMATION

         The Company's products and operations are managed and reported in two operating segments--Chemicals and Polymers. Through 1999, the Company's products and operations were managed and reported in three operating segments--Specialty and Performance, Core Plastics, and Chemical Intermediates. Prior year amounts have been reclassified to conform to the 2000 presentation.

         The Chemicals segment includes coatings, adhesives, specialty polymers, and inks; performance chemicals and intermediates; and fine chemicals. Targeted markets for this segment are diverse and include household products, infrastructure/construction, medical, agricultural, transportation, building, food, textile, packaging, coatings, adhesives, inks, pharmaceutical, agrochemical, photographic/imaging, and consumer and industrial. Competitive factors for this segment include performance, appearance, price, reliability of supply, integrated manufacturing capability, durability, aesthetics, quality, customer service, technical competence, and environmental responsibility.

         Coatings, adhesives, specialty polymers, and inks are sold primarily to North American industrial concerns. Performance chemicals are sold primarily to North American industries as additives for fibers and plastics, raw materials for adhesives and sealants, food and beverage ingredients, and other performance products. This segment's industrial intermediate chemicals are produced based on the Company's oxo chemistry technology and chemicals-from-coal technology and are sold to customers operating in mature markets in which multiple sources of supply exist. They are sold generally in large volume, mostly to North American industries with increasing focus in Southeast Asia. These products are targeted at markets for industrial additives, agricultural chemicals, esters, pharmaceuticals, and vinyl compounding. The principal markets for Eastman's fine chemicals are largely U.S. photographic, agricultural, and pharmaceutical companies.

         The Polymers segment includes the Company's major plastics products, EASTAPAK polymers and TENITE polyethylene, and fiber products. The container and general film products share similar physical characteristics and compete primarily based on price and integrated manufacturing capabilities. Additional competitive factors for this segment include quality, value, aesthetics, durability, customer service, clarity, resistance/toughness, flexibility, and chemical resistance. Targeted markets for this segment include rigid and flexible plastic packaging, cigarette filters, building, household products, medical, personal care/consumer, electronic, appliance, and heavy gage sheeting.

         Specialty plastics are sold to selected niche markets primarily in North America for value-added end uses. Polyester plastics are sold to soft-drink and other packaging manufacturers principally in North America, Europe, and Latin America. Polyethylene is sold generally to North American industries. Acetate tow is sold primarily in North America, Europe, and Latin America to the tobacco industry for use in cigarette filters.

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

         As previously described, Eastman plans to separate into two independent public companies by the end of 2001. The planned spin-off and related management changes have resulted in certain specialty plastics

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         products, primarily copolyesters, moving between segments. Beginning with the second quarter 2001, the Chemicals and Polymers segments will be restated to reflect these changes. Also as previously described, the Company continues to pursue the previously announced plan to divest or otherwise restructure a major portion of its fine chemicals business. Currently, a number of options are under consideration, some of which could result in a charge to earnings in the first half of 2001. The charge would relate to potential loss on sale of assets for a number of sites or other restructuring costs related to fine chemical product lines not divested.

         (Dollars in millions)                          2000        1999        1998

         SALES
             Chemicals                                 $2,506      $2,106      $1,980
             Polymers                                   2,786       2,484       2,501
                                                       ------      ------      ------
                Consolidated Eastman total             $5,292      $4,590      $4,481
                                                       ======      ======      ======

         OPERATING EARNINGS(1)
             Chemicals                                 $  232      $  132      $  252
             Polymers                                     326          70         182
                                                       ------      ------      ------
                Consolidated Eastman total             $  558      $  202      $  434
                                                       ======      ======      ======

         ASSETS
             Chemicals                                 $3,260      $2,938      $2,333
             Polymers                                   3,290       3,365       3,517
                                                       ------      ------      ------
                Consolidated Eastman total             $6,550      $6,303      $5,850
                                                       ======      ======      ======

         DEPRECIATION EXPENSE
             Chemicals                                 $  162      $  139      $  124
             Polymers                                     220         229         227
                                                       ------      ------      ------
                Consolidated Eastman total             $  382      $  368      $  351
                                                       ======      ======      ======

         CAPITAL EXPENDITURES
             Chemicals                                 $  114      $  156      $  255
             Polymers                                     112         136         245
                                                       ------      ------      ------
                 Consolidated Eastman total            $  226      $  292      $  500
                                                       ======      ======      ======

(1) Operating earnings for 2000 include the effect of nonrecurring charges for the write-off of in-process research and development related to the McWhorter acquisition; charges related to phase-out of operations at Chocolate Bayou, Texas, and Distillation Products Industries in Rochester, New York; and certain litigation costs. These charges are reflected in the Chemicals segment.

         Operating earnings for 1999 include the effect of a charge for employee separations; a charge for the write-off of in-process research and development related to the Lawter acquisition; charges related to certain discontinued capital projects, underperforming assets, and phase-out of operations at certain sites; and other items; partially offset by a gain recognized on the reimbursement of previously expensed pension costs and a gain on pension settlement. These nonrecurring items are reflected in segments as follows: Chemicals, $64 million and Polymers, $53 million.

         Operating earnings for 1998 include the effect of charges related to a fine for violation of the Sherman Act; charges related to certain underperforming assets and discontinued capital projects; the impact of a power outage at the Kingsport, Tennessee, manufacturing site; and other items. These nonrecurring items are reflected in segments as follows: Chemicals, $47 million and Polymers, $4 million.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (Dollars in millions)                2000        1999        1998

         GEOGRAPHIC INFORMATION

         REVENUES
              United States                  $3,016      $2,662      $2,764
              All foreign countries           2,276       1,928       1,717
                                             ------      ------      ------
                 Total                       $5,292      $4,590      $4,481
                                             ======      ======      ======

         LONG-LIVED ASSETS, NET
              United States                  $3,009      $3,036      $3,088
              All foreign countries             916         914         946
                                             ------      ------      ------
                  Total                      $3,925      $3,950      $4,034
                                             ======      ======      ======

         Revenues are attributed to countries based on customer location. No individual foreign country is material with respect to revenues or long-lived assets.

19.      SUPPLEMENTAL CASH FLOW INFORMATION

          (Dollars in millions)                              2000        1999        1998

          Cash paid for interest and income taxes is as follows:
          Interest (net of amounts capitalized)             $  156      $  127      $  107
          Income taxes                                          90          (4)         80

         Details of acquisitions are as follows:


          Fair value of assets acquired                     $  635      $  662      $   42
          Liabilities assumed                                  374         281          10
                                                            ------      ------      ------
               Net cash paid for acquisitions                  261         381          32
          Cash acquired in acquisitions                          4          41           7
                                                            ------      ------      ------
               Cash paid for acquisitions                   $  265      $  422      $   39
                                                            ======      ======      ======

         Cash flows from operating activities include gains from equity investments of $15 million, $10 million, and $12 million for 2000, 1999, and 1998, respectively. Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect on cash of foreign currency transactions and exchange rate changes for all years presented was insignificant.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In March 1998, the Company issued 536,188 shares of its common stock with a market value of $35 million to its Employee Stock Ownership Plan as partial settlement of the Company's Eastman Performance Plan payout. This noncash transaction is not reflected in the Consolidated Statements of Cash Flows.

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

         The Company's environmental protection and improvement cash expenditures were approximately $195 million, $220 million, and $190 million in 2000, 1999, and 1998, respectively, including investments in construction, operations, and development.

21.      LEGAL MATTERS

         GENERAL

         The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the sorbates litigation described in the following paragraphs, will have a material adverse effect on the Company's overall financial position or results of operations. However, adverse developments could negatively impact earnings in a particular period.

         SORBATES LITIGATION

         As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in third

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         quarter 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea admitted that the same conduct that was the subject of the September 30, 1998 plea in the United States had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The fine has been paid and was recognized as a charge against earnings in the fourth quarter 1999.

         In addition, the Company, along with other companies, is currently a defendant in twenty-one antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Seven of the lawsuits are pending in California state court in a consolidated action and allege state antitrust and consumer protection violations on behalf of classes of indirect purchasers of sorbates; six of the lawsuits are pending in the United States District Court for the Northern District of California in a consolidated action and allege federal antitrust violations on behalf of classes of direct purchasers of sorbates; two lawsuits were filed in Tennessee state courts under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; two lawsuits were filed in Wisconsin State Court under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one lawsuit was filed in Kansas State Court under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in New Mexico State Court under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one lawsuit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. The Company has reached settlements in the direct and indirect purchaser class actions pending in California. The California direct purchaser settlement has received final court approval; the California indirect purchaser settlement has yet to be finally approved by the court. One of the two indirect purchaser actions in Tennessee has been preliminarily approved by the trial court in Davidson County, Tennessee, and appellate review of that court's action is presently underway. The Company has also reached preliminary settlements that would resolve the Wisconsin and New Mexico indirect purchaser actions; however, these settlements require further court approval. Each of the remaining class actions is in the preliminary discovery stage, with no class having been certified to date.

         The Company has also been included as a defendant in two separate lawsuits concerning sorbates currently pending in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc. and Ralston Purina Company, and the other filed on behalf of Conopco, Inc. Both lawsuits allege that the defendants engaged in a conspiracy to fix the price of sorbates in violation of Section One of the Sherman Act and that the plaintiffs were direct purchasers of sorbates from the defendants. These plaintiffs elected to opt out of the final class action settlement of the federal direct purchaser cases in California and are pursuing their claims individually.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company intends to continue vigorously to defend these actions unless they can be settled on terms acceptable to the parties. These matters could result in the Company being subject to monetary damages and expenses. The Company recognized charges to earnings in the fourth quarter 1998, the fourth quarter 1999, and the first and second quarters of 2000 for estimated costs, including legal fees, related to the pending sorbates litigation described above. The ultimate outcome of these matters cannot presently be determined, however, and they may result in greater or lesser liability than that currently provided for in the Company's financial statements.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.      QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

         (Dollars in millions, except per share amounts)

         2000(1)                                       1ST QTR.      2ND QTR.      3RD QTR.      4TH QTR.
         Sales                                         $  1,217      $  1,316      $  1,387      $  1,372
         Gross profit                                       250           290           291           235
         Operating earnings                                 132           173           154           103
         Earnings before income taxes                       102           128           145            78
         Provision for income taxes                          34            42            48            26
         Net earnings                                        68            86            97            52
         Basic earnings per share(3)                        .88          1.12          1.27           .68
         Diluted earnings per share(3)                      .88          1.12          1.27           .68

         1999(2)                                       1ST QTR.      2ND QTR.      3RD QTR.      4TH QTR.
         Sales                                         $  1,023      $  1,122      $  1,190      $  1,255
         Gross profit                                       194           225           215           188
         Operating earnings (loss)                           71            96            75           (40)
         Earnings before income taxes                        37            64            49           (78)
         Provision for income taxes                          12            21            17           (26)
         Net earnings (loss)                                 25            43            32           (52)
         Basic earnings (loss) per share(3)                 .32           .55           .42          (.67)
         Diluted earnings (loss) per share(3)               .31           .54           .42          (.67)

         (1) Second quarter 2000 includes nonrecurring charges related to phase-out of operations at Chocolate Bayou, Texas, and Distillation Products Industries in Rochester, New York, and certain litigation costs. Third quarter 2000 includes a nonrecurring gain related to the initial public offering of shares of Genencor International, Inc., and additional nonrecurring charges related to phase-out of operations at Chocolate Bayou, Texas, and the write-off of in-process research and development related to the McWhorter acquisition.

         (2) First quarter 1999 includes charges related to a discontinued capital project and phase-out of operations at Distillation Products Industries in Rochester, New York. Third quarter 1999 includes a nonrecurring gain from the sale of assets. Fourth quarter 1999 includes the effect of a charge for employee separations; a charge for the write-off of in-process research and development related to the Lawter acquisition; charges related to certain discontinued capital projects, underperforming assets, and phase-out of operations at certain sites, including the Company's sorbates manufacturing facilities in Chocolate Bayou, Texas; and other items; partially offset by a gain recognized on the reimbursement of previously expensed pension costs and a gain from pension settlement.

         (3) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.      SUBSEQUENT EVENTS

         CREATION OF TWO INDEPENDENT COMPANIES THROUGH SPIN-OFF

         The Company reported on February 5, 2001 that its Board of Directors has authorized management to pursue a plan that would result in Eastman becoming two independent public companies. Under the plan, Eastman would separate its business into two companies--a specialty chemicals and plastics company, and a polyethylene terephthalate ("PET") plastics and acetate fibers company. The specialty chemicals and plastics company would include coatings, adhesives, inks, specialty polymers, and plastics, and performance chemicals and intermediates products, Eastman's digital business investments including ShipChem, Inc. ("ShipChem"), and Eastman's investment in Genencor International, Inc. ("Genencor"). The PET and acetate fibers company would include Eastman's PET container plastics, acetate fibers, and polyethylene products.

         The new companies are expected to be launched through a spin-off in the form of a tax-free stock dividend to be effective by the end of the fourth quarter 2001, subject to a favorable Internal Revenue Service ruling that the distribution of shares will be tax-free to shareowners, final approval of the transaction by the Board of Directors, and other customary conditions. Immediately after the spin-off, Eastman shareowners would own shares in both companies. Eastman has not yet finalized all aspects of the transaction, but expects the capital structures of the companies to be appropriate for each company's financial profile and that each company will maintain investment-grade ratings. Eastman expects to record a one-time charge in connection with the spin-off.

         ACQUISITION OF CERTAIN BUSINESSES OF HERCULES INCORPORATED

         As previously reported, the Company has entered into a letter of intent with Hercules Incorporated ("Hercules") to acquire Hercules' hydrocarbon resins and select portions of its rosins resins businesses. These businesses generated approximately $300 million in sales revenue in 1999. Subject to the negotiation of customary agreements, approval by the boards of directors of both companies, and regulatory approvals, the transaction is expected to be completed early in second quarter 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Election of Directors", (except for the material under the subheading "Board Committees -- Audit Committee -- Audit Committee Report", which is not incorporated by reference herein) and in Note (13) to the Summary Compensation Table under the heading "Executive Compensation -- Compensation Tables", in the to be filed definitive 2001 Proxy Statement is incorporated by reference herein in response to this Item. Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The material under the headings "Election of Directors -- Director Compensation" in the to be filed definitive 2001 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation" in the to be filed definitive 2001 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings " -- Compensation and Management Development Committee Report on Executive Compensation" and " -- Performance Graph," which are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owners" in the to be filed definitive 2001 Proxy Statement is incorporated by reference herein in response to this Item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or relationships since the beginning of the last completed fiscal year required to be reported in response to this Item.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                                    PAGE
         (a)      1.       Consolidated financial statements:

                           Management's responsibility for financial statements                      35

                           Report of independent accountants                                         36

                           Consolidated statements of earnings, comprehensive income, and
                           retained earnings                                                         37

                           Consolidated statements of financial position                             38

                           Consolidated statements of cash flows                                    39-40

                           Notes to consolidated financial statements                               41-71

                  2.       Financial statement schedules

                           All schedules have been omitted because they are not
                           applicable or because the required information is shown in the financial statements or notes thereto.

                  3.       Exhibits filed as part of this report are listed in the Exhibit
                           Index appearing on page 76.

         (b)      Reports on Form 8-K

                  During the quarter ended December 31, 2000, no reports on Form
                  8-K were filed.

         (c)      The Exhibit Index and required Exhibits to this report are included beginning at page 76.

         (d)      There are no applicable financial statement schedules required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Eastman Chemical Company


                          By: /s/ Earnest W. Deavenport, Jr.
                              --------------------------------------------------
                              Earnest W. Deavenport, Jr.
                              Chairman of the Board and Chief Executive Officer

Date: March 1, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               SIGNATURE                                  TITLE                        DATE
---------------------------------------         -------------------------          -------------

PRINCIPAL EXECUTIVE OFFICER:


/s/ Earnest W. Deavenport, Jr.                  Chairman of the Board and          March 1, 2001
---------------------------------------          Chief Executive Officer
Earnest W. Deavenport, Jr.

PRINCIPAL FINANCIAL OFFICER:


/s/  James P. Rogers                            Senior Vice President and          March 1, 2001
---------------------------------------          Chief Financial Officer
James P. Rogers

PRINCIPAL ACCOUNTING OFFICER:


/s/ Mark W. Joslin                                 Vice President and              March 1, 2001
---------------------------------------                Controller
Mark W. Joslin

               SIGNATURE                            TITLE                             DATE
---------------------------------------         --------------                    -------------

DIRECTORS:


/s/ H. Jesse Arnelle                               Director                       March 1, 2001
---------------------------------------
H. Jesse Arnelle


/s/ Calvin A. Campbell, Jr.                        Director                       March 1, 2001
---------------------------------------
Calvin A. Campbell, Jr.


/s/ Jerry E. Dempsey                               Director                       March 1, 2001
---------------------------------------
Jerry E. Dempsey


/s/ John W. Donehower                              Director                       March 1, 2001
---------------------------------------
John W. Donehower


/s/ Donald W. Griffin                              Director                       March 1, 2001
---------------------------------------
Donald W. Griffin


/s/ Lee Liu                                        Director                       March 1, 2001
---------------------------------------
Lee Liu


/s/ Marilyn R. Marks                               Director                       March 1, 2001
---------------------------------------
Marilyn R. Marks


/s/ David W. Raisbeck                              Director                       March 1, 2001
---------------------------------------
David W. Raisbeck


/s/ John A. White                                  Director                       March 1, 2001
---------------------------------------
John A. White


/s/ Peter Wood                                     Director                       March 1, 2001
---------------------------------------
Peter Wood

                                  EXHIBIT INDEX

    EXHIBIT                                                                               SEQUENTIAL
    NUMBER                                  DESCRIPTION                                   PAGE NUMBER
    -------         -------------------------------------------------------------         -----------

     3.01           Amended and Restated Certificate of Incorporation of Eastman
                    Chemical Company (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Registration
                    Statement on Form S-1, File No. 33-72364, as amended (the "S-1"))

     3.02 Amended and Restated Bylaws of Eastman Chemical Company, as amended October 5, 2000 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

     4.01           Form of Eastman Chemical Company Common Stock certificate
                    (incorporated herein by reference to Exhibit 3.02 to Eastman
                    Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1993)

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

    EXHIBIT                                                                               SEQUENTIAL
    NUMBER                                  DESCRIPTION                                   PAGE NUMBER
    -------         -------------------------------------------------------------         -----------

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

     4.11           Credit Agreement, dated as of July 13, 2000 (the "Credit
                    Agreement") among Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical
                    Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (the "June 30, 2000 10-Q"))

    *10.01          Eastman Annual Performance Plan, as amended February 1, 2001             81-86

    *10.02          Eastman Unit Performance Plan, as amended January 5, 2001                87-93

    *10.03          Eastman Performance Plan, as amended February 1, 2001                   94-105

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

    EXHIBIT                                                                               SEQUENTIAL
    NUMBER                                  DESCRIPTION                                   PAGE NUMBER
    -------         -------------------------------------------------------------         -----------

    *10.07          1997 Omnibus Long-Term Compensation Plan, as amended
                    (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 (the "June 30, 1999 10-Q"))

    *10.08          1996 Non-Employee Director Stock Option Plan, as amended
                    (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

    *10.09          Director Deferred Compensation Plan, as amended
                    (incorporated herein by reference to Exhibit 10.06 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K")

    *10.10          Eastman Executive Deferred Compensation Plan, as amended
                    February 1, 2001                                                        106-119

    *10.11 Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 10.06 to Eastman Chemical Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1995 (the "1995 10-K")

    *10.12          Employment Agreement between Eastman Chemical Company and James
                    P. Rogers (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q
                    for the quarter ended September 30, 1999)

    *10.13          Eastman Excess Retirement Income Plan, as amended December
                    6, 2000                                                                 120-124

    *10.14          Eastman Unfunded Retirement Income Plan, as amended December
                    6, 2000                                                                 125-130

    *10.15          Eastman Employee Stock Ownership Excess Plan, as amended
                    February 1, 2001                                                        131-140

    *10.16          Eastman 1998-2000 Long-Term Performance Subplan of 1997
                    Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's
                    Quarterly Report on Form 10-Q for the quarter ended March
                    31, 1998)

    EXHIBIT                                                                               SEQUENTIAL
    NUMBER                                  DESCRIPTION                                   PAGE NUMBER
    -------         -------------------------------------------------------------         -----------

    *10.17          Eastman 1999-2001 Long-Term Performance Subplan of 1997
                    Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the June 30, 1999 10-Q)

    *10.18          Eastman 2000-2002 Long-Term Performance Subplan of 1997
                    Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.20 to Eastman Chemical Company's
                    Annual Report on Form 10-K for the year ended December 31,
                    1999 (the "1999 10-K"))

    *10.19 Form of Award Notice for Stock Options Granted to Managers under 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.21 to the 1999 10-K)

    *10.20          Award Notice for Price-Vesting Stock Option Granted to CEO
                    under 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical
                    Company's Form 10-Q for the quarter ended September 30,
                    1997)

    *10.21 Form of Award Notice for Price-Vesting Stock Option Granted to Certain Executive Officers under 1997 Omnibus Long-Term
                    Compensation Plan (incorporated herein by reference to Exhibit 10.23 to the 1999 10-K)

    *10.22          Form of Indemnification Agreements dated May 5, 2000, between
                    James L. Chitwood, David M. Pond, and James P. Rogers and
                    Eastman Chemical for service as directors of Genencor
                    International, Inc. (incorporated herein by reference to Exhibit 10.01 to the June 30, 2000 10-Q)

    *10.23          Eastman Chemical Company Benefit Security Trust dated
                    December 24, 1997 (incorporated herein by reference to Exhibit 10.18 to Eastman Chemical Company's Annual Report on
                    Form 10-K for the year ended December 31, 1997)

     10.24 Contribution Agreement, dated as of December 9, 1993, between Eastman Kodak Company and Eastman Chemical Company
                    (incorporated herein by reference to Exhibit 10.07 to the S-1)

     10.25          General Assignment, Assumption and Agreement Regarding
                    Litigation, Claims and Other Liabilities, dated as of December 31, 1993, between Eastman Kodak Company and Eastman
                    Chemical Company (incorporated herein by reference to Exhibit 10.08 to the S-1)

    EXHIBIT                                                                               SEQUENTIAL
    NUMBER                                  DESCRIPTION                                   PAGE NUMBER
    -------         -------------------------------------------------------------         -----------

     10.26          Tax Sharing and Indemnification Agreement, dated as of
                    December 31, 1993, between Eastman Kodak Company and Eastman
                    Chemical Company (incorporated herein by reference to Exhibit 10.09 to the S-1)

     10.27          Intellectual Property Agreement Non-Imaging, dated as of
                    December 31, 1993, between Eastman Kodak Company and Eastman
                    Chemical Company (incorporated herein by reference to Exhibit 10.12 to the S-1)

     10.28          Imaging Chemicals License Agreement, dated as of December
                    31, 1993, between Eastman Kodak Company and Eastman Chemical
                    Company (incorporated herein by reference to Exhibit 10.13 to the S-1)

     12.01          Statement re Computation of Ratios of Earnings to Fixed
                    Charges                                                                     141

     21.01          Subsidiaries of the Company                                             142-145

     23.01          Consent of Independent Accountants                                          146

     99.01          Operating Segment Information (Sales Revenue Change, Volume
                    Effect and Price Effect)                                                    147

     99.02          Acquisition Information (Sales Revenue and Volume Growth
                    Comparison -- With and Without Acquisitions)                            148-149

---------------
* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.