Form 10-K/A
period 2000-12-31
EASTMAN CHEMICAL CO
filed 2001-04-30
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EXPLANATORY NOTE: This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, which was filed with the Securities and Exchange Commission on March 2, 2001, is filed to correct typographical errors in 2000 operating earnings and pension expense reported in Part II, Item 8, Footnotes 14 and 18 to the Consolidated Financial Statements.



FOOTNOTE 14:

Net pension cost reported in Footnote 14 as originally filed and as amended is presented below:

AS ORIGINALLY FILED:

Eastman's worldwide net pension cost was $75 million, $58 million, and $93 million in 2000, 1999, and 1998, respectively.

AS AMENDED:

Eastman's worldwide net pension cost was $32 million, $58 million, and $93 million in 2000, 1999, and 1998, respectively.



FOOTNOTE 18:

Operating earnings reported in Footnote 18 as originally filed and as amended are presented below:

AS ORIGINALLY FILED:

         (Dollars in millions)                       2000
         OPERATING EARNINGS
             Chemicals                              $ 232
             Polymers                                 326
                                                    -----
                 Consolidated Eastman total         $ 558
                                                    =====

AS AMENDED:

         (Dollars in millions)                       2000
          OPERATING EARNINGS
             Chemicals                              $ 232
             Polymers                                 330
                                                    -----
                 Consolidated Eastman total         $ 562
                                                    =====

Except for Footnote 18, all other references to operating earnings contained in the Annual Report on Form 10-K as originally filed are correct.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Eastman Chemical Company


Date: April 30, 2001                         By: /s/ Mark W. Joslin
                                                 -------------------------------
                                                 Mark W. Joslin
                                                 Vice President and Controller

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
                                                                           ======      ======

         Eastman's worldwide net pension cost was $32 million, $58 million, and $93 million in 2000, 1999, and 1998, respectively.

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

         (Dollars in millions)                          2000        1999        1998

         SALES
             Chemicals                                 $2,506      $2,106      $1,980
             Polymers                                   2,786       2,484       2,501
                                                       ------      ------      ------
                Consolidated Eastman total             $5,292      $4,590      $4,481
                                                       ======      ======      ======

         OPERATING EARNINGS(1)
             Chemicals                                 $  232      $  132      $  252
             Polymers                                     330          70         182
                                                       ------      ------      ------
                Consolidated Eastman total             $  562      $  202      $  434
                                                       ======      ======      ======

         ASSETS
             Chemicals                                 $3,260      $2,938      $2,333
             Polymers                                   3,290       3,365       3,517
                                                       ------      ------      ------
                Consolidated Eastman total             $6,550      $6,303      $5,850
                                                       ======      ======      ======

         DEPRECIATION EXPENSE
             Chemicals                                 $  162      $  139      $  124
             Polymers                                     220         229         227
                                                       ------      ------      ------
                Consolidated Eastman total             $  382      $  368      $  351
                                                       ======      ======      ======

         CAPITAL EXPENDITURES
             Chemicals                                 $  114      $  156      $  255
             Polymers                                     112         136         245
                                                       ------      ------      ------
                 Consolidated Eastman total            $  226      $  292      $  500
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

                                 EXHIBIT INDEX

EXHIBIT                                                              SEQUENTIAL
NUMBER                              DESCRIPTION                      PAGE NUMBER
---------                ----------------------------------          -----------
23.01                    Consent of Independent Accountants              72