Form 10-Q
period 2001-03-31
EASTMAN CHEMICAL CO
filed 2001-05-07
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
                   Class                                 March 31, 2001

   Common Stock, par value $0.01 per share                 77,008,700
   (including rights to purchase shares of
Common Stock or Participating Preferred Stock)
--------------------------------------------------------------------------------
                 PAGE 1 OF 62 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 29

                                TABLE OF CONTENTS

     -----------------------------------------------------------------------------------------------------

     ITEM                                                                                           PAGE

     -----------------------------------------------------------------------------------------------------
                                       PART I. FINANCIAL INFORMATION
     1.      Financial Statements                                                                    3-13

     2.      Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                          14-25

                                         PART II. OTHER INFORMATION

     1.      Legal Proceedings                                                                      26-27

     6.      Exhibits and Reports on Form 8-K                                                          27

                                                SIGNATURES

             Signatures                                                                                28

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
                          INCOME, AND RETAINED EARNINGS
                 (Dollars in millions, except per share amounts)

                                                                                     FIRST QUARTER
                                                                                  2001            2000
Sales                                                                           $ 1,344         $ 1,217
Cost of sales                                                                     1,112             967
                                                                                -------         -------
Gross profit                                                                        232             250

Selling and general administrative expenses                                          98              80
Research and development costs                                                       38              38
                                                                                -------         -------
Operating earnings                                                                   96             132

Interest expense, net                                                                35              32
Other (income) charges, net                                                           6              (2)
                                                                                -------         -------
Earnings before income taxes                                                         55             102

Provision for income taxes                                                           18              34
                                                                                -------         -------

Net earnings                                                                    $    37         $    68
                                                                                =======         =======

Basic earnings per share                                                        $   .48         $   .88
                                                                                =======         =======
Diluted earnings per share                                                      $   .48         $   .88
                                                                                =======         =======

COMPREHENSIVE INCOME
Net earnings                                                                    $    37         $    68
Other comprehensive loss                                                             (7)             (1)
                                                                                -------         -------
Comprehensive income                                                            $    30         $    67
                                                                                =======         =======

RETAINED EARNINGS
Retained earnings at beginning of period                                        $ 2,266         $ 2,098
Net earnings                                                                         37              68
Cash dividends declared                                                             (34)            (33)
                                                                                -------         -------
Retained earnings at end of period                                              $ 2,269         $ 2,133
                                                                                =======         =======

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Dollars in millions)

                                                                               MARCH 31,     DECEMBER 31,
                                                                                 2001            2000
ASSETS
Current assets
      Cash and cash equivalents                                                 $    45         $   101
      Trade receivables, net of allowance of $16                                    695             650
      Miscellaneous receivables                                                      88              87
      Inventories                                                                   644             580
      Other current assets                                                          107             105
                                                                                -------         -------
         Total current assets                                                     1,579           1,523
                                                                                -------         -------

Properties
      Properties and equipment at cost                                            9,030           9,039
      Less: Accumulated depreciation                                              5,185           5,114
                                                                                -------         -------
         Net properties                                                           3,845           3,925
                                                                                -------         -------

Goodwill, net of accumulated amortization of $31 and $28                            341             345
Other intangibles, net of accumulated amortization of $25 and $20                   272             277
Other noncurrent assets                                                             480             480
                                                                                -------         -------

Total assets                                                                    $ 6,517         $ 6,550
                                                                                =======         =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
      Payables and other current liabilities                                    $   951         $ 1,152
      Borrowings due within one year                                                 75             106
                                                                                -------         -------
         Total current liabilities                                                1,026           1,258

Long-term borrowings                                                              2,114           1,914
Deferred income taxes                                                               600             607
Postemployment obligations                                                          841             829
Other long-term liabilities                                                         125             130
                                                                                -------         -------
      Total liabilities                                                           4,706           4,738
                                                                                -------         -------

Shareowners' equity
      Common stock ($0.01 par - 350,000,000 shares
         authorized; shares issued - 84,847,066 and 84,739,902)                       1               1
      Paid-in capital                                                               103             100
      Retained earnings                                                           2,269           2,266
      Other comprehensive loss                                                     (124)           (117)
                                                                                -------         -------
                                                                                  2,249           2,250
      Less: Treasury stock at cost (7,996,790 shares)                               438             438
                                                                                -------         -------

      Total shareowners' equity                                                   1,811           1,812
                                                                                -------         -------

Total liabilities and shareowners' equity                                       $ 6,517         $ 6,550
                                                                                =======         =======

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                                     FIRST QUARTER
                                                                                  2001            2000
Cash flows from operating activities
      Net earnings                                                              $    37         $    68
                                                                                -------         -------

Adjustments to reconcile net earnings to net cash provided
      by (used in) operating activities, net of effect of acquisitions
         Depreciation and amortization                                              104              96
         Provision (benefit) for deferred income taxes                               (4)             18
         Increase in receivables                                                    (47)            (19)
         Increase in inventories                                                    (54)            (44)
         Decrease in employee benefit liabilities and
             incentive pay                                                          (71)            (23)
         Increase (decrease) in liabilities excluding borrowings,
             employee benefit liabilities and incentive pay                         (80)             32
         Other items, net                                                            (9)             14
                                                                                -------         -------
         Total adjustments                                                         (161)             74
                                                                                -------         -------

         Net cash provided by (used in) operating activities                       (124)            142
                                                                                -------         -------

Cash flows from investing activities
      Additions to properties and equipment                                         (55)            (34)
      Acquisitions, net of cash acquired                                             --             (45)
      Additions to capitalized software                                              (8)             (4)
      Other investments                                                              (6)            (16)
      Proceeds from sales of assets                                                  --              10
                                                                                -------         -------

         Net cash used in investing activities                                      (69)            (89)
                                                                                -------         -------

Cash flows from financing activities
      Net increase in commercial paper and other short-term borrowings              169              30
      Repayment of long-term borrowings                                              --            (127)
      Dividends paid to shareowners                                                 (34)            (34)
      Treasury stock purchases                                                       --             (57)
      Other items                                                                     2               1
                                                                                -------         -------

         Net cash provided by (used in) financing activities                        137            (187)
                                                                                -------         -------

         Net change in cash and cash equivalents                                    (56)           (134)

Cash and cash equivalents at beginning of period                                    101             186
                                                                                -------         -------

Cash and cash equivalents at end of period                                      $    45         $    52
                                                                                =======         =======

The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 2000 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

2.       INVENTORIES

                                                                                        MARCH 31,    DECEMBER 31,
         (Dollars in millions)                                                            2001           2000
         At FIFO or average cost (approximates current cost)
                  Finished goods                                                          $ 550         $ 482
                  Work in process                                                           165           125
                  Raw materials and supplies                                                231           248
                                                                                          -----         -----
                      Total inventories                                                     946           855
                  Reduction to LIFO value                                                  (302)         (275)
                                                                                          -----         -----
         Total inventories at LIFO value                                                  $ 644         $ 580
                                                                                          =====         =====

         Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.       PAYABLES AND OTHER CURRENT LIABILITIES

                                                                                        MARCH 31,    DECEMBER 31,
         (Dollars in millions)                                                            2001           2000
         Trade creditors                                                                  $  477        $  526
         Accrued payrolls, vacation, and variable-incentive compensation                     117           201
         Accrued taxes                                                                       127            95
         Deferred gain on currency options                                                    --            68
         Other                                                                               230           262
                                                                                          ------        ------
               Total                                                                      $  951        $1,152
                                                                                          ======        ======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       BORROWINGS

                                                                                        MARCH 31,     DECEMBER 31,
         (Dollars in millions)                                                            2001            2000
         SHORT-TERM BORROWINGS
         Notes payable                                                                     $  69         $ 101
         Other                                                                                 6             5
                                                                                          ------        ------
              Total short-term borrowings                                                     75           106
                                                                                          ------        ------

         LONG-TERM BORROWINGS
         6 3/8% notes due 2004                                                               500           500
         7 1/4% debentures due 2024                                                          496           496
         7 5/8% debentures due 2024                                                          200           200
         7.60% debentures due 2027                                                           297           297
         Commercial paper                                                                    600           400
         Other                                                                                21            21
                                                                                          ------        ------
              Total long-term borrowings                                                   2,114         1,914
                                                                                          ------        ------
              Total borrowings                                                            $2,189        $2,020
                                                                                          ======        ======

         Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in July 2005, and to a short-term $150 million credit agreement (the "Credit Agreement") expiring in June 2001. Although the Company does not have any amounts outstanding under the Credit Facility or the Credit Agreement, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. For the Credit Facility, the rate for such fees was 0.125% and 0.085% as of March 31, 2001, and March 31, 2000,
         respectively for the Credit Agreement, the rate for such fees was 0.125% as of March 31, 2001. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

         Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility which provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings are classified as long-term borrowings as the Company has the ability to refinance such borrowings long term. As of March 31, 2001 and March 31, 2000, the effective interest rates for the Company's commercial paper borrowings were 5.84% and 6.12%, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       EARNINGS AND DIVIDENDS PER SHARE

                                                                                             FIRST QUARTER
         (In millions)                                                                     2001          2000
         Shares used for earnings per share calculation:
         --Basic                                                                           76.7          77.5
         --Diluted                                                                         77.1          77.6

         Certain shares underlying options outstanding during the first quarters of 2001 and 2000 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Excluded were options to purchase 2,322,784 shares of common stock at a range of prices from $49.25 to $74.25 and 4,527,246 shares of common stock at a range of prices from $42.13 to $74.25 outstanding at March 31, 2001 and 2000, respectively.

         In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's shareowners and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. Options to purchase a total of 574,000 shares will become exercisable through October 19, 2001, if both the stock price and time vesting conditions are met. The options will be cancelled and forfeited on October 19, 2001 as to any shares for which the applicable stock price target is not met. At March 31, 2001, 149,240 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings per share calculations because the stock price vesting conditions to exercise had not been met as to any of the shares as of March 31, 2001.

         The Company declared cash dividends of $0.44 per share in the first quarter 2001 and the first quarter 2000.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of operations of McWhorter for the period from the acquisition date are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed were recorded at their fair values. Goodwill and other intangible assets of approximately $190 million, which represents the excess of cost over the fair value of net tangible assets acquired, are being amortized on a straight-line basis over 11-40 years. Acquired in-process research and development of approximately $9 million was written off after completion of purchase accounting. Assuming this transaction had been made at January 1, 2000, the consolidated pro forma results for 2000 would not be materially different from reported results.

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

         The acquisition of Sokolov was accounted for by the purchase method of accounting and, accordingly, the results of operations of Sokolov for the period from February 21, 2000 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their fair values. The minority interest, which is included in other long-term liabilities in the Consolidated Statements of Financial Position, is not significant. Assuming this transaction had been made at January 1, 2000, the consolidated pro forma results for 2000 would not be materially different from reported results.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN
         TRADING

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Instruments with a fair market value of $33 million, previously not required to be recorded and primarily pertaining to the Company's raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statement of Financial Position on January 1, 2001. Previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit of $58 million to other comprehensive income, a component of shareholders' equity, and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

         At March 31, 2001 the remaining mark-to-market gains and losses from hedging activities included in other comprehensive income totaled $27 million. This balance is expected to be reclassified into earnings during 2001. The mark-to-market gains or losses on non-qualifying, excluded, and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings during the first quarter 2001.

         The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs, and interest rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company uses various derivative financial instruments pursuant to the Company's policies for hedging practices. Such instruments are used to mitigate the risk that changes in exchange rates or raw materials and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not currently utilize fair value hedges and does not hold or issue derivative financial instruments for trading purposes.

         CURRENCY RATE HEDGING

         The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated, but not yet committed, export sales transactions expected within no more than 2 years and denominated in foreign currencies (principally the British pound, French franc, German mark, Italian lira, Canadian dollar, euro, and the Japanese Yen). These contracts are designated cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. The mark-to-market gains or losses on non-qualifying, excluded, and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately.

         COMMODITY HEDGING

         Raw materials and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables, and other unpredictable factors. To mitigate short-term fluctuations in market prices for propane and natural gas, the Company enters into forwards and options contracts. These contracts are designated as cash flow hedges. The mark-to-market gain or loss on qualifying hedges is included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

         OTHER INSTRUMENTS

         From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates. These instruments are typically 100% effective. As a result, there is no current impact to earnings due to hedge ineffectiveness. These instruments are recorded on the balance sheet at fair value, but the impact was not material to the income statement. No cash flow hedges were discontinued during the quarter ended March 31, 2001.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       EMPLOYEE SEPARATIONS

         In the fourth quarter 1999, the Company accrued costs associated with employee terminations which resulted from voluntary and involuntary employee separations that occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. About 760 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. Approximately $71 million was accrued in 1999 for termination allowance payments associated with the separations, of which $6 million was paid in 1999, $58 million was paid during 2000, and $3 million was paid in first quarter 2001. As of March 31, 2001, a balance of $4 million remains to be paid and is included in other current liabilities in the Consolidated Statements of Financial Position.

9.       SEGMENT INFORMATION

         The Company's products and operations are managed and reported in two operating segments--Chemicals and Polymers. As previously announced, Eastman is pursuing a plan to separate into two independent public companies by the end of 2001--a specialty chemicals and plastics company which will be named Eastman Company, and a yet unnamed PET plastics and acetate fibers company. The Eastman Company would include coatings, adhesives, and inks; specialty polymers and plastics; performance chemicals and intermediates products; Eastman's digital business investments including ShipChem, Inc. ("ShipChem"); and Eastman's investment in Genencor International, Inc. ("Genencor"). The PET plastics and acetate fibers company would include Eastman's EASTAPAK polyethylene terephalate ("PET") polymers for container plastics; acetate fibers; and polyethylene products. The planned spin-off and related management changes will result in certain specialty plastics products, primarily copolyesters and cellulosic plastics, moving from the Polymers segment to the Chemicals segment, effective in 2001. The Chemicals and Polymers segments will be restated to reflect these changes effective with the second quarter 2001.

                                                                                             FIRST QUARTER
         (Dollars in millions)                                                             2001          2000
         SALES
                Chemicals                                                                 $  637        $  556
                Polymers                                                                     707           661
                                                                                          ------        ------
                     Consolidated Eastman total                                           $1,344        $1,217
                                                                                          ======        ======

         OPERATING EARNINGS
                Chemicals                                                                 $   22        $   55
                Polymers                                                                      74            77
                                                                                          ------        ------
                     Consolidated Eastman total                                           $   96        $  132
                                                                                          ======        ======

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                          2001           2000
         ASSETS
                Chemicals                                                                 $3,200        $3,260
                Polymers                                                                   3,317         3,290
                                                                                          ------        ------
                     Consolidated Eastman total                                           $6,517        $6,550
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

11.      COMMITMENTS

         In 1999, the Company entered into an agreement that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at March 31, 2001 and December 31, 2000. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $3 million in each of the first quarters 2001 and 2000. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $220 million in each of the first quarters 2001 and 2000.

12.      SUBSEQUENT EVENTS

         ACQUISITION OF CERTAIN BUSINESSES OF HERCULES INCORPORATED

         On May 1, 2001, the Company announced that it has completed the asset acquisition of the hydrocarbon resins and select portions of the rosin-based resins business from Hercules Incorporated ("Hercules") for approximately $244 million. Hercules facilities acquired are located in the United States, the Netherlands, England, and Mexico. Additionally, certain operating assets acquired will be operated under contract with Hercules at shared facilities in the United States. Revenues from the acquired businesses as reported by Hercules were approximately $290 million for 2000.

         The transaction, which was financed with commercial paper borrowings and short-term notes payable, will be accounted for as a purchase. The purchase price will be allocated based on fair values of assets acquired and liabilities assumed, pending the completion of an independent appraisal.

13.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140, which replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," addresses certain issues not previously addressed in SFAS 125. SFAS 140 is effective for transfers and servicing occurring after March 31, 2001, and, for certain provisions, fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS 140 to have a significant impact on Eastman's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 2000 Annual Report on Form 10-K and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

Significantly higher sales revenue for the first quarter 2001 reflects sales volume attributable to acquisitions in the coatings, adhesives, specialty polymers, and inks product lines and increased selling prices for EASTAPAK polyethylene terephalate ("PET") polymers. Sales revenue increased 10% including acquisitions made during the last year and was level excluding acquisitions.

Sales volume increased slightly including acquisitions and declined slightly excluding acquisitions. The lack of volume growth without acquisitions resulted from a slowing of economic demand in North America and Asia. Foreign currency exchange rates had a negative impact on U.S. dollar sales revenues for the first quarter 2001, particularly the decline in the value of the euro.

Overall for the Company, selling prices increased in line with raw materials and energy cost increases. Margins improved for EASTAPAK PET polymers for container plastics as selling prices increased more than raw materials and energy costs. However, for most other product lines, selling prices increased less than raw materials and energy costs. The first quarter was positively impacted by an after-tax gain of $4 million resulting from the mark-to-market of foreign exchange and commodity hedges outstanding on January 1, 2001 in connection with the implementation of Statement of Financial Accounting Standard ("SFAS") 133, as amended by SFAS 138, "Accounting for Derivative Instruments and Hedging Activities."

Diluted earnings per share for the first quarter 2001 were $0.48 compared with $0.88 in the first quarter 2000.

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
SALES                                                                           $1,344        $1,217        10%

Sales volume attributable to acquisitions and increases in selling prices and volumes for EASTAPAK PET polymers more than offset the impact of decreased volumes for other product lines resulting from weak economic conditions. Sales increased in all regions, except for Asia Pacific, driven by higher selling prices for EASTAPAK PET polymers and volume attributable to acquisitions. Foreign currency exchange rates had a slightly negative impact on U.S. dollar sales revenues, particularly in Europe.

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
GROSS PROFIT                                                                    $  232        $  250        (7)%
      As a percentage of sales                                                    17.3%         20.5%

Significant factors that negatively affected gross profit for the first quarter included overall lower sales volume (excluding acquisitions), higher distribution costs, and product mix. Increases for propane, paraxylene, and natural gas accounted for approximately $75 million of the increase in costs after the impact of the Company's commodity hedging program, but overall selling prices increased in line with raw materials costs. Margins improved for EASTAPAK PET polymers for container plastics as capacity utilization rates increased globally and selling prices more than offset raw materials and energy cost increases. Gross profit was positively affected by a pre-tax gain of $7 million resulting from the mark-to-market of foreign exchange and commodity hedges outstanding on January 1, 2001 in connection with the implementation of SFAS 133.

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
SELLING AND GENERAL ADMINISTRATIVE EXPENSES                                     $ 98           $ 80         23%
      As a percentage of sales                                                   7.3%           6.6%

Selling and general administrative expenses for recently acquired businesses, costs related to ShipChem, and costs associated with the previously announced planned spin-off were factors which contributed to the increase in selling and general administrative expenses.

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
RESEARCH AND DEVELOPMENT COSTS                                                   $ 38          $ 38         --%
      As a percentage of sales                                                    2.8%          3.1%

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
GROSS INTEREST COSTS                                                             $ 37          $ 35
LESS CAPITALIZED INTEREST                                                           1             2
                                                                                 ----          ----
INTEREST EXPENSE                                                                   36            33          9%
INTEREST INCOME                                                                     1             1
                                                                                 ----          ----
NET INTEREST EXPENSE                                                             $ 35          $ 32          9%
                                                                                 ====          ====

Higher interest expense in the first quarter 2001 reflects decreased capitalized interest and higher average commercial paper borrowings.

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
OTHER (INCOME) CHARGES, NET                                                      $  6          $ (2)      (400)%

Other income and charges include royalty income, gains and losses on asset sales, results from equity investments, foreign exchange transactions, and other items. First quarter 2001 results reflect foreign exchange losses, partially offset by results from equity investments and other items. First quarter 2000 included a non-operating gain from an investment held by Genencor International, Inc. ("Genencor"), a charge for litigation, and other items.

EARNINGS

                                                                                   FIRST QUARTER
(Dollars in millions, except per share amounts)                                  2001          2000       CHANGE
Operating earnings                                                               $ 96          $132        (27)%
Net earnings                                                                       37            68        (46)
Earnings per share
--Basic                                                                           .48           .88        (45)
--Diluted                                                                         .48           .88        (45)

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in two operating segments--Chemicals and Polymers. As previously announced, Eastman is pursuing a plan to separate into two independent public companies by the end of 2001--a specialty chemicals and plastics company which will be named Eastman Company, and a yet unnamed PET plastics and acetate fibers company. The Eastman Company would include coatings, adhesives, and inks; specialty polymers and plastics; performance chemicals and intermediates products; Eastman's digital business investments including ShipChem, Inc. ("ShipChem"); and Eastman's investment in Genencor. The PET plastics and acetate fibers company would include Eastman's EASTAPAK PET polymers for container plastics; acetate fibers; and polyethylene products. In preparation for the planned spin-off and related management changes, certain specialty plastics products, primarily copolyesters and cellulosic plastics, will be moved from the Polymers segment to the Chemicals segment, effective in 2001. The Chemicals and Polymers segments will be restated to reflect these changes effective with the second quarter 2001.

CHEMICALS SEGMENT

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
Sales                                                                            $637          $556         15%
Operating earnings                                                                 22            55        (60)

For the first quarter 2001, sales revenue for the Chemicals segment was sharply higher mainly due to increased volumes associated with acquisitions and overall increased selling prices driven by higher raw materials and energy costs.

Sales revenue for coatings, adhesives, specialty polymers, and inks products increased sharply in the first quarter 2001 mainly due to substantially higher sales volumes resulting from acquisitions and moderately higher selling prices which were driven by higher raw materials and energy costs. For performance chemicals and intermediates products, sales revenue declined moderately due to significantly lower volumes for oxo derivative products which were partially offset by solidly higher selling prices driven by higher raw materials and energy costs. For fine chemicals, selling prices declined slightly in the first quarter 2001, and lower sales volumes reflected the discontinuation of certain product lines prior to 2001.

Operating earnings for the Chemicals segment were substantially lower as selling price increases were not sufficient to cover higher raw materials and energy costs. Other factors negatively impacting operating earnings included overall lower sales volumes (excluding the effect of acquisitions), higher distribution costs, and product mix.

POLYMERS SEGMENT

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
Sales                                                                            $707          $661          7%
Operating earnings                                                                 74            77         (4)

Sales revenue for the Polymers segment increased moderately as significantly higher selling prices and volumes for EASTAPAK PET polymers were partially offset by lower sales volumes for fibers and polyethylene products.

Sales revenue for EASTAPAK PET polymers for container plastics increased substantially due to both higher selling prices and volumes. Sales revenue for fibers products declined mainly due to lower volumes resulting from the timing of sales to Asia. Overall, specialty plastics revenues decreased due to lower volumes for polyethylene products. However, revenue increased for the non-polyethylene products in specialty plastics.

Margins for EASTAPAK PET polymers for container plastics improved as capacity utilization rates increased globally and selling price increases more than offset raw materials and energy cost increases. However, operating earnings for the Polymers segment overall were lower as selling price increases for polyethylene were not sufficient to cover higher raw materials and energy costs. Operating earnings were also negatively impacted by lower volumes for fibers products.

(For supplemental analysis of Chemicals and Polymers segment results and the impact of recent acquisitions on revenue and volume, see Exhibits 99.01 and
99.02 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

                                                                                   FIRST QUARTER
(Dollars in millions)                                                            2001          2000       CHANGE
United States and Canada                                                         $796          $747          6%
Europe, Middle East, and Africa                                                   313           235         34
Latin America                                                                     120           102         18
Asia Pacific                                                                      115           133        (14)

Sales in the United States and Canada for first quarter 2001 were $796 million, up 6% from 2000 first quarter sales of $747 million. The increase was primarily attributable to higher volumes resulting from the McWhorter acquisition and increased selling prices in a number of product lines, including EASTAPAK PET polymers.

Sales outside the United States and Canada for first quarter 2001 were $548 million, up 17% from 2000 first quarter sales of $470 million due to higher sales volume and prices, and were 41% of total sales in the first quarter 2001 compared with 39% for the first quarter 2000. Volume growth resulting from acquisitions substantially increased sales in Europe. Revenues for Europe were also positively impacted by strong volume growth in EASTAPAK PET polymers and coatings products for the automotive market, and overall higher selling prices. Higher sales volumes and selling prices for EASTAPAK PET polymers resulted in increased sales for Latin America. The timing of fibers sales resulted in lower sales in Asia Pacific.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

CASH FLOW

                                                                                    FIRST QUARTER
(Dollars in millions)                                                            2001           2000
Net cash provided by (used in)
      Operating activities                                                      $(124)          $ 142
      Investing activities                                                        (69)            (89)
      Financing activities                                                        137            (187)
                                                                                -----           -----
Net change in cash and cash equivalents                                         $ (56)          $(134)
                                                                                =====           =====
Cash and cash equivalents at end of period                                      $  45           $  52
                                                                                =====           =====

Cash used in operating activities for the first quarter 2001 reflects an increase in working capital related to a decrease in trade payables, the payment of certain employee incentive compensation, a build-up of inventories related to a planned shutdown for plant maintenance, and higher receivables related to the increase in sales revenue. In first quarter 2000, cash flows from operations were positively impacted by a deferred gain on currency options settled in that quarter. Cash used in investing activities reflects higher expenditures for capital additions in 2001 and the acquisition of Sokolov in first quarter 2000. Cash provided by financing activities in the first quarter 2001 reflects an increase in commercial paper and other short-term borrowings for general operating purposes and, in first quarter 2000, a repayment of borrowings associated with acquisitions.

Available cash will be used to fund dividends, maintain a strong balance sheet including the repayment of debt, weighed against share repurchases.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 2001, the Company estimates that depreciation will be about $375 million and that capital expenditures will be approximately $300 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at March 31, 2001, for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.4 billion.

LIQUIDITY

On July 13, 2000, Eastman entered into an $800 million revolving credit facility (the "Credit Facility"), and on December 8, 2000, Eastman entered into a short-term $150 million credit agreement (the "Credit Agreement"). Although the Company does not have any amounts outstanding under the Credit Facility or the Credit Agreement, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees on the Credit Facility was 0.125% and 0.085% as of March 31, 2001, and March 31, 2000, respectively; the rate for such fees on the Credit Agreement was 0.125% as of March 31, 2001. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility that provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings at March 31, 2001, are classified as long-term borrowings as the Company has the ability to refinance such borrowings long term. As of March 31, 2001, the Company's commercial paper outstanding balance was $600 million at an effective interest rate of 5.84%. At March 31, 2000, the Company's commercial paper outstanding balance was $502 million at an effective interest rate of 6.12%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

In 1999, the Company entered into an agreement that allows the Company to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at March 31, 2001, and December 31, 2000. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices. For additional information concerning this agreement, see Note 11 to the Consolidated Financial Statements.

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

The Company is currently authorized to repurchase up to $400 million of its common stock. During 2000, 1,575,000 shares of common stock at a total cost of approximately $57 million, or an average price of approximately $36 per share, were repurchased under this authorization. No shares were repurchased during the first quarter 2001. A total of 2,669,800 shares of common stock at a cost of approximately $107 million, or an average price of approximately $40 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

On May 1, 2001, the Company announced that it has completed the asset acquisition of the hydrocarbon resins and select portions of the rosin-based resins business from Hercules Incorporated ("Hercules") for approximately $244 million. Hercules facilities acquired are located in the United States, the Netherlands, England, and Mexico. Additionally, certain operating assets acquired will be operated under contract with Hercules at shared facilities in the United States. The transaction, which was financed with commercial paper borrowings and short-term notes payable, will be accounted for as a purchase.

As part of its previously announced business portfolio changes, which included plans to divest or restructure a portion of its fine chemicals business, Eastman announced on April 16, 2001, it is restructuring its fine chemicals business and will retain ownership of its Arkansas facility and will continue operating the Tennessee portion of this business, while continuing to evaluate options regarding its facilities in Wales and Hong Kong.

The Company anticipates that no contribution to its defined benefit pension plan will be required for 2001.

Available sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the first quarter 2001 and the first quarter 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140, which replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," addresses certain issues not previously addressed in SFAS 125. SFAS 140 is effective for transfers and servicing occurring after March 31, 2001, and, for certain provisions, fiscal years ending after December 15, 2000. The Company does not expect the adoption of SFAS 140 to have a significant impact on Eastman's consolidated financial statements.

OUTLOOK

For 2001, the Company:
         - Expects the global macroeconomic environment and slower Gross Domestic Product ("GDP") growth will continue to have a negative effect on the Company's volume growth and earnings;
         - Anticipates that raw materials and energy costs will be lower in the second and third quarters than the first quarter, as the cost of propane comes down in the marketplace;
         - Expects a planned maintenance shutdown in the coal gas facility in the second quarter will result in lower production quantities and higher maintenance costs, negatively impacting unit manufacturing costs in the second quarter;
         - Expects that EASTAPAK PET polymer margins will improve due to increases in selling prices which are expected to exceed raw materials and energy cost increases. Additionally, the Company expects that EASTAPAK PET polymer sales volumes will be higher in the second quarter than the first quarter, although the increase is expected to be dampened by pre-buying that occurred at the end of the first quarter and the cooler weather in April in Europe and North America;
         - Expects earnings in the second quarter to be higher than the first quarter 2001 as a result of announced selling price increases effective in the second quarter, lower raw materials and energy costs, and a lower cost structure, including efficiency gains resulting from the continued digitization of the Company's business;
         - Expects earnings for second and third quarters 2001 to improve sequentially over the first quarter 2001;
         - Expects demand for chemicals to be seasonally up in second quarter 2001 but down year over year net of acquisitions;
         - Expects annual worldwide PET volume growth of 10% and expects the supply and demand balance for EASTAPAK PET polymers for container plastics to improve. The Company expects its EASTAPAK PET polymers for container plastics volume growth to be in line with worldwide industry demand and margins to improve in second quarter;
         - Expects to eliminate additional labor and non-labor costs during 2001, raising the total cost reduction goal from $200 million at year-end 2000 to $300 million by year-end 2001;
         - Expects that costs for upgrading Eastman's enterprise resource planning software system from SAP R2 to SAP R3 to continue during 2001 as implementation is planned to be essentially completed in all regions by year-end 2001;

         - Expects to further integrate recent acquisitions into the Company's processes during 2001 and that margins from the acquired assets will improve during the year as integration efforts progress;
         - Expects to continue to recognize costs throughout 2001 related to ShipChem as it builds capability to add new customers;
         - Expects to restructure its fine chemicals business and that such restructuring could result in a charge to earnings related to potential loss on sale of assets for a number of sites or other restructuring costs related to fine chemical product lines not divested;
         - Anticipates that its capital expenditures for 2001 will be approximately $300 million;
         - Anticipates available cash will be used to fund dividends, maintain a strong balance sheet including the repayment of debt, weighed against share repurchases.

Based upon the expectations described above, as of April 26, 2001 (the date of its first quarter 2001 sales and earnings press release) the Company anticipated that the second quarter 2001 earnings per share would be approximately $0.68 per share.

By the end of the fourth quarter 2001, the Company expects to become two independent public companies, a specialty chemicals and plastics company which will be named Eastman Company, and a yet unnamed PET plastics and acetate fibers company, through a spin-off in the form of a tax-free stock dividend. Although many issues are pending in connection with the planned spin-off, the Company:

         - Expects to continue the $0.44 quarterly dividend until the spin-off;
         - Expects that, immediately after the spin-off, Eastman shareowners will own shares in both of the new entities;
         - Expects that Eastman's Chairman of the Board and Chief Executive Officer, Mr. Earnest W. Deavenport, Jr., will retire after the spin-off is complete, and that Eastman's other leadership and Board of Directors will be divided between the two new companies;
         - Expects that upon the completion of the spin-off at the end of 2001, Mr. J. Brian Ferguson, President of Eastman's Chemicals Group, will become Chief Executive Officer of Eastman Company, and Mr. Allan R. Rothwell, President of Eastman's Polymers Group, will become Chief Executive Officer of the new PET plastics and acetate fibers company.
         - Expects Eastman Company to own approximately 70% of Eastman Chemical Company's plant, property and equipment assets throughout the world, with the PET plastics and acetate fibers company expected to own the remaining 30%. The asset allocation was measured based on net book value of the assets as of December 31, 2000. A more complete breakdown is filed as Exhibit 99.03 to this Form 10-Q;
         - Expects that the asset allocation will enable each of the new companies to maximize growth and efficiency, maintain the value inherent in their current production facilities, provide flexibility to focus on independent strategies for the future, and retain the strengths of vertical integration;
         -        Expects the division of administrative and support services to follow approximately the 70/30 asset allocation.

Beyond 2001, the Company:

         - Expects the separation of Eastman Company from the PET plastics and acetate fibers company will allow the two companies to concentrate their respective efforts and resources on specific strategies to create shareowner value, providing shareowners with ownership interests in two highly focused entities;
         - Believes that Eastman Company will be a world leader in the specialty chemicals and plastics industry, with a strong focus on providing customer solutions; that this company will experience accelerated growth through increased management focus and execution of appropriate strategies; and that market transparency and value recognition for the technology and services businesses that will become part of this company, such as ShipChem and Genencor, will be enhanced;
         - Believes that the PET plastics and acetate fibers company will be a world market and cost position leader in PET plastics and acetate fibers, and that consistently strong cash flows and the integrated polyethylene business will allow this company to remain financially strong throughout business cycles;

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

FORWARD-LOOKING STATEMENTS

The expectations under "Outlook" and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and utilization; capital spending; expected depreciation and amortization; environmental matters; legal proceedings; effects of hedging raw material and energy costs and foreign currencies; global and regional economic conditions, and their effect on manufacturing and chemical industries and on Eastman; raw material and energy costs; overall demand for chemicals, fibers, and plastics; future earnings from recently acquired businesses and assets; supply and demand, volume, price, cost, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; cost reduction targets; development, production, commercialization, and acceptance of new products, services, and technologies; acquisitions and dispositions of certain businesses and assets, and product portfolio changes; and the planned separation of Eastman's current businesses into two independent companies by the end of 2001.

These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those projected in any such forward-looking statements:

         - The Company has announced that it will separate into two independent companies by the end of the fourth quarter, 2001, through a spin-off in the form of a tax-free stock dividend. The separation of Eastman's business into two companies--a specialty chemicals and plastics company which will be named Eastman Company, and a yet unnamed PET plastics and acetate fibers company--is expected to allow the two companies to concentrate their respective efforts and resources on strategies specific to each business, providing shareowners with ownership interests in two highly focused entities. There can be no assurance that any or all of such goals or expectations will be realized.

         - The planned spin-off remains subject to governmental and other approvals, including shareowner approval, if any, and other customary conditions. While it is Eastman's expectation that the Internal Revenue Service ("IRS") will agree that the spin-off as structured will be tax-free, there can be no assurance that such determination will be reached by the IRS.

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

         - The Company has made and may continue to make acquisitions, divestitures, and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.
         - The Company has made and may continue to make strategic e-business investments, including formation of joint ventures and investments in other e-commerce businesses, in order to build Eastman's E-business capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company's results of operations.
         - During 2001, the Company will be integrating recent acquisitions into the Company's processes and SAP R3 to enable cost-saving and synergy opportunities. There can be no assurance that such cost-saving and synergy opportunities will be realized or that the integration efforts will be completed as planned.
         - The Company owns assets in the form of equity in other companies, including joint ventures, e-commerce investments, and Genencor. Such investments, some of which are minority investments in companies which are not managed or controlled by the Company, are subject to all of the risks associated with changes in value of such investments including: dilution of the Company's ownership interest due to subsequent financings at lower per share prices; declines in the market value of such investments due to the investee's inability to obtain additional financing on favorable terms; and declines in the market valuation of those companies whose shares are publicly traded.
         - The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned, beneficial, or that estimated cost savings from such activities will be realized.
         - In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw materials and energy costs, or have a negative impact on demand and volume.
         - The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw materials and energy costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.
         - The Company's competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.
         - The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced.
         - Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses, and results.
         - The Company's facilities and businesses are subject to complex health, safety, and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The estimates depend on a number of factors including those associated with ongoing operations and remedial requirements. Ongoing operations can be affected by unanticipated government enforcement action, which in turn is influenced by the nature of the allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product deselection. Remedial requirements at contaminated sites are dependent on the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.
- The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Outlook" and "Forward-Looking Statements," and other forward-looking statements and related disclosures made by the Company in this filing and elsewhere from time to time, represent management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise. You are advised, however, to consult any further public Company disclosures (such as in our filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

----------------------------
EASTAPAK is a registered trademark of Eastman Chemical Company.

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

         In addition, the Company, along with other companies, is currently a defendant in twenty-one antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the class members paid more for sorbates than they would have paid absent the defendants' conspiracy. Seven of the lawsuits are pending in California state court in a consolidated action and allege state antitrust and consumer protection violations on behalf of classes of indirect purchasers of sorbates; six of the lawsuits are pending in the United States District Court for the Northern District of California in a consolidated action and allege federal antitrust violations on behalf of classes of direct purchasers of sorbates; two lawsuits were filed in Tennessee state courts under the antitrust and consumer protection laws of various states, including Tennessee, on behalf of classes of indirect purchasers of sorbates in those states; two lawsuits were filed in Wisconsin State Court under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one lawsuit was filed in Kansas State Court under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in New Mexico State Court under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one lawsuit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. The Company has reached settlements in the direct and indirect purchaser class actions pending in California. The California direct purchaser settlement has received final court approval; the California indirect purchaser settlement has yet to be finally approved by the court. One of the two indirect purchaser actions in Tennessee has been preliminarily approved by the trial court in Davidson County, Tennessee. The Company has also reached preliminary settlements that would resolve the Wisconsin and New Mexico indirect purchaser actions; however, these settlements require further court approval. Each of the remaining class actions is in the preliminary discovery stage, with no class having been certified to date.

         The Company has also been included as a defendant in two separate lawsuits concerning sorbates currently pending in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation, and Nabisco, Inc; and the other filed on behalf of Conopco, Inc. Both lawsuits allege that the defendants engaged in a conspiracy to fix the price of sorbates in violation of Section One of the Sherman Act and that the plaintiffs were direct purchasers of sorbates from the defendants. These plaintiffs elected to opt out of the final class action settlement of the federal direct purchaser cases in California and are pursuing their claims individually.

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

                  (b)      Reports on Form 8-K

                           On February 5, 2001, the Company filed a report on Form 8-K concerning its plans to separate into two independent public companies by the end of 2001--a specialty chemicals and plastics company, and a PET plastics and acetate fibers company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Eastman Chemical Company



Date: May 7, 2001                            By: /s/ James P. Rogers
                                                 -------------------------------
                                                 James P. Rogers
                                                 Senior Vice President and
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
    -------         -------------------------------------------------------------------------        -----------
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

     4.01           Form of Eastman Chemical Company Common Stock certificate as amended
                    February 1, 2001                                                                        31-32

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

    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
    -------         -------------------------------------------------------------------------        -----------
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

     4.11           Credit Agreement, dated as of July 13, 2000 (the "Credit Agreement")
                    among Eastman Chemical Company, the Lenders named therein, and Citibank,
                    N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman
                    Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June
                    30, 2000.

    *10.01          Eastman Chemical Company Benefit Security Trust dated
                    December 24, 1997, as amended February 1, 2001                                    33 - 58

     12.01          Statement re Computation of Ratios of Earnings to Fixed Charges                        59

     99.01          Operating Segment Information (Sales Revenue Change, Volume Effect and
                    Price Effect)                                                                          60

     99.02          Acquisition Information (Sales Revenue and Volume Growth Comparison --
                    With and Without Acquisitions)                                                         61

     99.03          Summary of Plant, Property and Equipment Asset Allocation                              62
                    between Eastman Company and the PET Plastics & Acetate
                    Fibers Company

--------------------------------------------------------------------------------
*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.