Form 10-Q
period 2001-06-30
EASTMAN CHEMICAL CO
filed 2001-08-08
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No[ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding at
                     Class                               June 30, 2001

    Common Stock, par value $0.01 per share                 77,107,764
  (including rights to purchase shares of
Common Stock or Participating Preferred Stock)


--------------------------------------------------------------------------------
                 PAGE 1 OF 79 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 37

================================================================================

                                TABLE OF CONTENTS

 ITEM                                                                           PAGE

                             PART I. FINANCIAL INFORMATION
 1.      Financial Statements                                                    3-15

 2.      Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                  16-30


                              PART II. OTHER INFORMATION

 1.      Legal Proceedings                                                      31-32

 4.      Submission of Matters to a Vote of Security Holders                    32-34

 5.      Other Information                                                      34-35

 6.      Exhibits and Reports on Form 8-K                                          35


                                      SIGNATURES

         Signatures                                                                36

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF EARNINGS (LOSS), COMPREHENSIVE
                      INCOME (LOSS), AND RETAINED EARNINGS
                 (Dollars in millions, except per share amounts)

                                                        SECOND QUARTER                 FIRST SIX MONTHS
                                                     2001            2000            2001            2000
EARNINGS (LOSS)
Sales                                              $ 1,402         $ 1,316         $ 2,746         $ 2,533
Cost of sales                                        1,149           1,026           2,261           1,993
Asset impairments and restructuring costs              290              --             290              --
                                                   -------         -------         -------         -------
Gross profit (loss)                                    (37)            290             195             540

Selling and general administrative expenses            114              81             212             161
Research and development costs                          41              36              79              74
Write-off of acquired in-process research
      and development                                    8              --               8              --
                                                   -------         -------         -------         -------
Operating earnings (loss)                             (200)            173            (104)            305

Interest expense, net                                   37              32              72              64
Other (income) charges, net                              6              13              12              11
                                                   -------         -------         -------         -------
Earnings (loss) before income taxes                   (243)            128            (188)            230

Provision (benefit) for income taxes                   (96)             42             (78)             76
                                                   -------         -------         -------         -------

Net earnings (loss)                                $  (147)        $    86         $  (110)        $   154
                                                   =======         =======         =======         =======

Earnings (loss) per share
      Basic                                        $ (1.92)        $  1.12         $ (1.44)        $  2.00
                                                   =======         =======         =======         =======
      Diluted                                      $ (1.92)        $  1.12         $ (1.44)        $  2.00
                                                   =======         =======         =======         =======


COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)                                $  (147)        $    86         $  (110)        $   154
Other comprehensive loss                               (31)            (33)            (38)            (34)
                                                   -------         -------         -------         -------
Comprehensive income (loss)                        $  (178)        $    53         $  (148)        $   120
                                                   =======         =======         =======         =======

RETAINED EARNINGS
Retained earnings at beginning of period           $ 2,269         $ 2,133         $ 2,266         $ 2,098
Net earnings (loss)                                   (147)             86            (110)            154
Cash dividends declared                                (34)            (34)            (68)            (67)
                                                   -------         -------         -------         -------
Retained earnings at end of period                 $ 2,088         $ 2,185         $ 2,088         $ 2,185
                                                   =======         =======         =======         =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (Dollars in millions)

                                                                           JUNE 30,      DECEMBER 31,
                                                                             2001            2000
ASSETS
Current assets
      Cash and cash equivalents                                             $    70         $   101
      Trade receivables, net of allowance of $21 and $16                        673             650
      Miscellaneous receivables                                                  86              87
      Inventories                                                               731             580
      Other current assets                                                       96             105
                                                                            -------         -------
         Total current assets                                                 1,656           1,523
                                                                            -------         -------

Properties
      Properties and equipment at cost                                        8,908           9,039
      Less:  Accumulated depreciation                                         5,160           5,114
                                                                            -------         -------
         Net properties                                                       3,748           3,925
                                                                            -------         -------

Goodwill, net of accumulated amortization of $35 and $28                        336             344
Other intangibles, net of accumulated amortization of $29 and $20               268             277
Other noncurrent assets                                                         426             481
                                                                            -------         -------

Total assets                                                                $ 6,434         $ 6,550
                                                                            =======         =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
      Payables and other current liabilities                                $   968         $ 1,152
      Borrowings due within one year                                            179             106
                                                                            -------         -------
         Total current liabilities                                            1,147           1,258

Long-term borrowings                                                          2,185           1,914
Deferred income taxes                                                           527             607
Postemployment obligations                                                      849             829
Other long-term liabilities                                                     116             130
                                                                            -------         -------
      Total liabilities                                                       4,824           4,738
                                                                            -------         -------

Commitments and contingencies

Shareowners' equity
      Common stock ($0.01 par - 350,000,000 shares
         authorized; shares issued - 85,023,199 and 84,739,902)                   1               1
      Paid-in capital                                                           118             100
      Retained earnings                                                       2,088           2,266
      Other comprehensive loss                                                 (155)           (117)
                                                                            -------         -------
                                                                              2,052           2,250
      Less:  Treasury stock at cost (8,073,859 and 7,996,790 shares)            442             438
                                                                            -------         -------

      Total shareowners' equity                                               1,610           1,812
                                                                            -------         -------

Total liabilities and shareowners' equity                                   $ 6,434         $ 6,550
                                                                            =======         =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in millions)

                                                                                           FIRST SIX MONTHS
                                                                                        2001             2000
Cash flows from operating activities
      Net earnings (loss)                                                               $  (110)        $   154
                                                                                        -------         -------

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of effect of acquisitions
         Depreciation and amortization                                                      214             199
         Write-off of impaired assets                                                       287              --
         Write-off of acquired in-process research and development                            8              --
         Provision (benefit) for deferred income taxes                                      (81)              6
         Increase in receivables                                                            (22)            (14)
         Increase in inventories                                                            (86)            (57)
         Increase (decrease) in liabilities for employee benefits
             and incentive pay                                                              (47)              3
         Increase (decrease) in liabilities excluding borrowings and liabilities
             for employee benefits and incentive pay                                        (73)             57
         Other items, net                                                                   (26)             30
                                                                                        -------         -------
         Total adjustments                                                                  174             224
                                                                                        -------         -------

         Net cash provided by operating activities                                           64             378
                                                                                        -------         -------

Cash flows from investing activities
      Additions to properties and equipment                                                (117)            (78)
      Acquisitions, net of cash acquired                                                   (250)            (52)
      Additions to capitalized software                                                     (15)             (9)
      Other investments                                                                      (7)            (23)
      Proceeds from sales of fixed assets                                                     4              60
                                                                                        -------         -------

         Net cash used in investing activities                                             (385)           (102)
                                                                                        -------         -------

Cash flows from financing activities
      Net increase in commercial paper and other short-term borrowings                      348              51
      Repayment of borrowings                                                                (4)           (221)
      Dividends paid to shareowners                                                         (68)            (68)
      Treasury stock purchases                                                               (4)            (57)
      Other items                                                                            18               2
                                                                                        -------         -------

         Net cash provided by (used in) financing activities                                290            (293)
                                                                                        -------         -------

         Net change in cash and cash equivalents                                            (31)            (17)

Cash and cash equivalents at beginning of period                                            101             186
                                                                                        -------         -------

Cash and cash equivalents at end of period                                              $    70         $   169
                                                                                        =======         =======


The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance and consistent with the accounting policies stated in the Company's 2000 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the first quarter 2001 and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

         The Company has reclassified certain 2000 amounts to conform to the 2001 presentation.

2.       INVENTORIES

                                                                               JUNE 30,     DECEMBER 31,
         (Dollars in millions)                                                   2001            2000
         At FIFO or average cost (approximates current cost)

               Finished goods                                                   $   574        $   482
               Work in process                                                      172            125
               Raw materials and supplies                                           287            248
                                                                                -------        -------
                      Total inventories                                           1,033            855
               Reduction to LIFO value                                             (302)          (275)
                                                                                -------        -------
         Total inventories at LIFO value                                        $   731        $   580
                                                                                =======        =======

         Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.   PAYABLES AND OTHER CURRENT LIABILITIES

                                                                               JUNE 30,     DECEMBER 31,
         (Dollars in millions)                                                   2001            2000
         Trade creditors                                                        $   475        $   526
         Accrued payrolls, vacation, and variable-incentive compensation            143            201
         Accrued taxes                                                              103             95
         Deferred gain on currency options                                           --             68
         Other                                                                      247            262
                                                                                -------        -------
               Total                                                            $   968        $ 1,152
                                                                                =======        =======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   BORROWINGS


                                                                               JUNE 30,     DECEMBER 31,
         (Dollars in millions)                                                   2001            2000
         SHORT-TERM BORROWINGS
         Notes payable                                                          $   174        $   101
         Other                                                                        5              5
                                                                                -------        -------
               Total short-term borrowings                                          179            106
                                                                                -------        -------

         LONG-TERM BORROWINGS
         6 3/8% notes due 2004                                                      500            500
         7 1/4% debentures due 2024                                                 496            496
         7 5/8% debentures due 2024                                                 200            200
         7.60% debentures due 2027                                                  297            297
         Commercial paper                                                           675            400
         Other                                                                       17             21
                                                                                -------        -------
               Total long-term borrowings                                         2,185          1,914
                                                                                -------        -------

         Total borrowings                                                       $ 2,364        $ 2,020
                                                                                =======        =======


         Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in July 2005 and to a short-term $165 million credit agreement (the "Credit Agreement") expiring in December 2001. Although the Company does not have any amounts outstanding under the Credit Facility or the Credit Agreement, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. For the Credit Facility, the rate for such fees was 0.125% as of June 30, 2001 and December 31, 2000. For the Credit Agreement, the rate for such fees was 0.125% as of June 30, 2001. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

         Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility which provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of June 30, 2001, the Company's commercial paper outstanding balance was $675 million at an effective interest rate of 5.15%. At December 31, 2000, the Company's commercial paper outstanding balance was $400 million at an effective interest rate of 7.12%.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       EARNINGS (LOSS) AND DIVIDENDS PER SHARE

                                                     SECOND QUARTER           FIRST SIX MONTHS
                                                      2001     2000           2001        2000

         Shares used for earnings (loss) per share
          calculation (in millions):
           Basic                                      76.8     76.5           76.7        77.0
           Diluted                                    76.8     76.9           76.7        77.2

         As a result of the net loss reported for the second quarter and first six months 2001, common shares underlying options have been excluded from the calculation of diluted earnings (loss) per share. Excluded from the second quarter and first six months 2001 calculations were shares underlying options to purchase 5,581,894 shares of common stock at a range of prices from $33.01 to $73.94. Excluded from the second quarter and first six months 2000 calculations were shares underlying options to purchase 2,332,231 shares of common stock at a range of prices from $49.25 to $73.81 and 3,060,841 common shares at a range of prices from $45.44 to $73.81, respectively, because the exercise price of the options was greater than the average market price of the underlying common shares.

         In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's shareowners and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. Options to purchase a total of 574,000 shares will become exercisable through December 31, 2001, if both the stock price and time vesting conditions are met. The options will be cancelled and forfeited on December 31, 2001 as to any shares for which the applicable stock price target is not met. As a result of the net loss reported for the second quarter and first six months 2001, 156,060 shares underlying such options were excluded from the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive. At June 30, 2000, 149,240 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in third quarter 1997 were excluded from diluted earnings (loss) per share calculations because the stock price vesting conditions to exercise had not been met as to any of the shares as of June 30, 2001 or June 30, 2000.

         The Company declared cash dividends of $0.44 per share in the second quarter 2001 and 2000 and $0.88 per share in the first six months of 2001 and 2000.

6.       ACQUISITIONS

         CERTAIN BUSINESSES OF HERCULES INCORPORATED

         On May 1, 2001, the Company completed the asset acquisition of the hydrocarbon resins and select portions of the rosin-based resins business ("resins businesses") from Hercules Incorporated ("Hercules") for approximately $250 million. Hercules' resins businesses facilities acquired are located in the United States, the Netherlands, England, and Mexico. Additionally, certain operating assets acquired will be operated under contract with Hercules at shared facilities in the United States.

         The transaction, which was financed with available cash and commercial paper borrowings was accounted for by the purchase method of accounting and, accordingly, the results of operations of

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         certain Hercules resins businesses for the period from the acquisition date are included in the accompanying consolidated financial statements. Tangible assets acquired were recorded at their fair values. Goodwill and other intangible assets totaling approximately $30 million are included in other noncurrent assets in the Consolidated Statement of Financial Position and will be reclassified pending completion of an independent appraisal currently underway. Acquired in-process research and development of approximately $8 million was written off during the second quarter 2001. Assuming this transaction had been made at January 1, 2000 and 2001, the consolidated pro forma results for the first six months 2000 and 2001 would not be materially different from reported results.

         MCWHORTER TECHNOLOGIES, INC.

         In July 2000, the Company completed its acquisition of McWhorter Technologies, Inc. ("McWhorter") for approximately $200 million in cash and the assumption of $155 million in debt. McWhorter manufactures specialty resins and colorants used in the production of consumer and industrial coatings and reinforced fiberglass plastics.

         This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of operations of McWhorter for the period from the acquisition date are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed were recorded at their fair values. Goodwill and other intangible assets of approximately $190 million, which represents the excess of cost over the fair value of net tangible assets acquired, are being amortized on a straight-line basis over 11-40 years. Acquired in-process research and development of approximately $9 million was written off after completion of purchase accounting. Assuming this transaction had been made at January 1, 2000, the consolidated pro forma results for the first six months 2000 would not be materially different from reported results.

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

         The acquisition of Sokolov was accounted for by the purchase method of accounting and, accordingly, the results of operations of Sokolov from the acquisition date are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their fair values. The minority interest, which is included in other long-term liabilities in the Consolidated Statements of Financial Position, is not significant. Assuming this transaction had been made at January 1, 2000, the consolidated pro forma results for the first six months 2000 would not be materially different from reported results.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         SUPPLEMENTAL CASH FLOW INFORMATION

                                                                     FIRST SIX MONTHS
         (Dollars in millions)                                     2001            2000
         DETAILS OF ACQUISITIONS

         Fair value of assets acquired, including goodwill        $   250        $    96
         Liabilities assumed                                           --             44
                                                                  -------        -------
                 Net cash paid for acquisitions                   $   250        $    52
                                                                  =======        =======


7.       DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN
         TRADING

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Instruments with a fair market value of $33 million, previously not required to be recorded and primarily pertaining to the Company's raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statement of Financial Position on January 1, 2001. Previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit of $58 million to other comprehensive income, a component of shareholders' equity, and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

         At June 30, 2001 the remaining mark-to-market gains and losses from hedging activities included in other comprehensive income totaled approximately $21 million. This balance is expected to be reclassified into earnings during 2001. The mark-to-market gains or losses on non-qualifying, excluded, and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings (loss) during the second quarter or first six months 2001.

         The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs, and interest rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company uses various derivative financial instruments pursuant to the Company's policies for hedging practices. Such instruments are used to mitigate the risk that changes in exchange rates or raw materials and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not currently utilize fair value hedges and does not hold nor issue derivative financial instruments for trading purposes.

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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         OTHER INSTRUMENTS

         From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates. These instruments are typically 100% effective. As a result, there is no current impact to earnings due to hedge ineffectiveness. These instruments are recorded on the balance sheet at fair value, but the impact was not material to the income statement. During the second quarter 2001, an interest rate derivative instrument held as a cash flow hedge was discontinued and resulted in an immaterial loss. The loss was charged to earnings when incurred. No other cash flow hedges were discontinued.

8.       EMPLOYEE SEPARATIONS

         In the fourth quarter 1999, the Company accrued costs associated with employee terminations which resulted from voluntary and involuntary employee separations that occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. About 760 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. Approximately $71 million was accrued in 1999 for termination allowance payments associated with the separations, of which $6 million was paid in 1999, $58 million was paid during 2000, and approximately $5 million was paid in the first six months of 2001. As of June 30, 2001, approximately $2 million remains to be paid.

9.       ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

         WRITE-OFF OF PREPAID ASSET

         During the second quarter 2001, Eastman terminated an agreement with a supplier that guaranteed the Company's right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In prior years, the Company paid a total of $239 million to the supplier and deferred those costs to be amortized over the 15-year period during which the product was to be received. The Company began amortizing those costs in 1993 and had recorded accumulated amortization of $131 million at March 31, 2001. As a result of the termination of this agreement, the remaining net book value of $108 million was charged to the Polymers segment's earnings during the second quarter 2001 as no continuing economic benefits will be received pertaining to this contract.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         WRITE-OFF OF IMPAIRED POLYETHYLENE ASSETS

         During the second quarter 2001, management identified and announced the assets that are intended to be spun-off at year-end 2001 pursuant to a previously announced plan to become two independent public companies by the end of 2001, assuming all conditions to the previously announced spin-off are met and it occurs. An indirect result of these decisions is that the continuing operations, which consist primarily of the Polymers and Fibers segments, will be required to purchase certain raw materials and utilities that are currently produced internally for use in the manufacture of polyethylene. Considering the purchase price for these raw materials and utilities, the carrying value of certain assets used in the manufacture of polyethylene exceeds the expected future cash flows attributable to such assets. An impairment loss of $103 million, representing the excess of the carrying value over expected future cash flows, was charged to the Polymers segment's earnings during the second quarter 2001. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

         RESTRUCTURING AND ASSET IMPAIRMENTS OF THE FINE CHEMICALS BUSINESS

         During the second quarter 2001, the Company recorded a charge of approximately $63 million related to certain fine chemicals product lines that do not fit the Company's long-term strategic objectives and for assets determined to be impaired. The ongoing restructuring initiatives and related asset impairments involve the Company's Performance Chemicals and Intermediates segment and include assets at the Company's Tennessee and Arkansas sites within the United States, a plant in Wales, and a plant in Hong Kong. The restructuring and asset impairments at the domestic sites primarily pertain to write-downs of fixed assets associated with product lines that the Company will no longer pursue, and are net of the effect of a reversal of a customer deposit related to the impacted assets. The assets will be used to meet current contractual requirements and then be idled. The impairments at the foreign sites include the write-down of fixed assets and other long-term deposits. The fair value of the impacted assets was determined using current market information where available or discounted estimated net cash flows from contracts that are currently in effect.

         RESTRUCTURING OF THE COATINGS OPERATIONS

         During the second quarter 2001, the Company recorded a restructuring charge, including related asset write-downs, of approximately $16 million related to plans to close two plants in the United States. The restructuring charge includes a write-down of the fixed assets at the facilities, severance accruals for approximately 50 employees impacted by the plant shut-downs, and other costs associated with closing the facilities. The facilities are expected to be closed prior to December 31, 2001. In addition, a $4 million charge was included in selling and general administrative expenses related to severance costs for other employees impacted by the restructuring of the coatings operations.

10.      SEGMENT INFORMATION

         Effective with the second quarter 2001, the Company began reporting financial results in five operating segments: the Coatings, Adhesives, Specialty Polymers, and Inks segment; the Performance Chemicals and Intermediates segment; the Specialty Plastics segment; the Polymers segment; and the Fibers segment. As previously reported, the products of the new Specialty Plastics segment have been moved

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         from the Polymers Group to the Chemicals Group effective with the second quarter of 2001, and will be a part of the new Eastman Company after the spin-off. Through first quarter 2001, the Company managed and reported its operations in two segments -- Chemicals and Polymers. Amounts for prior periods have been reclassified to conform to the second quarter 2001 presentation.

         Sales revenue presented below represents sales to third parties. Intersegment transfers, recorded at cost, have been eliminated and have no impact on earnings. Additional information related to the resegmentation is included in Part II--Item 5--"Other Information" and in Exhibit 99.03 to this Form 10-Q.

                                                           SECOND QUARTER                 FIRST SIX MONTHS
         (Dollars in millions)                          2001            2000           2001            2000
                                                      -------         -------        -------         -------
         SALES

         Chemicals Group Segments:
                Coatings, Adhesives, Specialty
                   Polymers, and Inks                 $   394         $   252        $   722         $   480
                Performance Chemicals and
                   Intermediates                          296             334            595             650
                Specialty Plastics                        135             148            265             282
                                                      -------         -------        -------         -------
                    Total Chemicals Group                 825             734          1,582           1,412
                                                      -------         -------        -------         -------

         Polymers Group Segments:
                Polymers                                  405             430            852             818
                Fibers                                    172             152            312             303
                                                      -------         -------        -------         -------
                    Total Polymers Group                  577             582          1,164           1,121
                                                      -------         -------        -------         -------

         Total Eastman                                $ 1,402         $ 1,316        $ 2,746         $ 2,533
                                                      =======         =======        =======         =======


         OPERATING EARNINGS (LOSS)

         Chemicals Group Segments:
                Coatings, Adhesives, Specialty
                   Polymers, and Inks                 $    (9)        $    43        $    --         $    77
                Performance Chemicals and
                   Intermediates                          (63)             16            (55)             33
                Specialty Plastics                         15              34             40              64
                                                      -------         -------        -------         -------
                    Total Chemicals Group                 (57)             93            (15)            174
                                                      -------         -------        -------         -------

         Polymers Group Segments:
                Polymers                                 (187)             46           (163)             61
                Fibers                                     44              34             74              70
                                                      -------         -------        -------         -------
                    Total Polymers Group                 (143)             80            (89)            131
                                                      -------         -------        -------         -------

         Total Eastman                                $  (200)        $   173        $  (104)        $   305
                                                      =======         =======        =======         =======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 JUNE 30,     DECEMBER 31,
         (Dollars in millions)                                     2001           2000
                                                                 --------     ------------
         ASSETS

              Chemicals Group Segments:
                 Coatings, Adhesives, Specialty
                    Polymers, and Inks                           $ 1,991        $ 1,856
                 Performance Chemicals and
                    Intermediates                                  1,364          1,443
                 Specialty Plastics                                  890            989
                                                                 -------        -------
                      Total Chemicals Group                        4,245          4,288
                                                                 -------        -------

              Polymers Group Segments:
                 Polymers                                          1,565          1,604
                 Fibers                                              624            658
                                                                 -------        -------
                      Total Polymers Group                         2,189          2,262
                                                                 -------        -------

              Total Eastman                                      $ 6,434        $ 6,550
                                                                 =======        =======


11.      LEGAL MATTERS

         The Company's operations are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters will have a material adverse effect on the Company's overall financial position or results of operations. However, adverse developments could negatively impact earnings in a particular period. For further information concerning certain pending legal matters, see Part II--Item 1--"Legal Proceedings."

12.      COMMITMENTS

         In 1999, the Company entered into an agreement that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at June 30, 2001 and December 31, 2000. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         certain variable market rate indices and totaled approximately $2 million in the second quarter 2001 and $3 million in the second quarter 2000. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $230 million in each of the first six months 2001 and 2000.


13.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to result in certain of its intangibles being subsumed into goodwill and to have the impact of reducing annual amortization of goodwill and intangibles, now included in results for the Coatings, Adhesives, Specialty Polymers, and Inks segment, by approximately $16 million commencing January 1, 2002. Impairment reviews may result in future periodic write-downs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 2000 Annual Report on Form 10-K, the Form 10-Q filed for the first quarter 2001, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings (loss) per share contained in this report are diluted earnings (loss) per share unless otherwise noted.


RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

Higher sales revenue for the second quarter and first six months 2001 reflected increased sales volumes attributable to acquisitions in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment and higher selling prices for EASTAPAK PET polymers. For the second quarter 2001, significantly higher sales volumes for the Fibers segment, primarily in Asia Pacific, also contributed to higher sales revenue. Acquisitions affecting the comparison of 2001 to 2000 include the May 2001 asset acquisition of the hydrocarbon resins and select portions of the rosin-based resins business ("resins businesses") from Hercules Incorporated ("Hercules") and the July 2000 acquisition of McWhorter Technologies, Inc. ("McWhorter"). Sales volumes for both periods increased slightly including acquisitions but were down excluding acquisitions.

Although sales volumes were higher in both the second quarter and first six months 2001, operating results in both periods were negatively impacted by lower capacity utilization due to lower sales volumes excluding acquisitions, and higher raw materials and energy costs. The decline in the value of the euro also negatively impacted revenue for the second quarter and first six months 2001. Both periods were impacted by certain nonrecurring items that are more fully described below and in Note 9 to the consolidated financial statements.

The Company reported a loss of $1.92 per share in the second quarter 2001 compared with $1.12 earnings per share in the second quarter 2000. For first six months 2001, the Company reported a loss of $1.44 per share compared with $2.00 earnings per share for the first six months of 2000.

                                    SECOND QUARTER                   FIRST SIX MONTHS
(Dollars in millions)        2001       2000     CHANGE          2001      2000     CHANGE
SALES                      $ 1,402    $ 1,316      6%          $ 2,746   $ 2,533      8%

Sales for the second quarter and first six months 2001 were moderately higher driven by volume attributable to acquisitions and higher selling prices, particularly for EASTAPAK PET polymers. For the second quarter 2001, significantly higher sales volumes for the Fibers segment, primarily in Asia Pacific, also contributed to higher sales revenue. Volume was up 4% including acquisitions and down approximately 7% without acquisitions for the second quarter and first six months 2001. The lack of volume growth without acquisitions is attributed to a slowing of economic demand worldwide and cooler than normal weather in Europe and North America affecting EASTAPAK PET polymers demand. Sales revenue for the second quarter and first six months 2001 was also negatively affected by product mix. Foreign currency exchange rates had a slightly negative impact on sales revenues in the second quarter and first six months 2001, particularly in Europe.

                                                SECOND QUARTER                   FIRST SIX MONTHS
(Dollars in millions)                     2001      2000      CHANGE        2001       2000     CHANGE
GROSS PROFIT INCLUDING
      NONRECURRING ITEMS               $  (37)    $  290      (113)%      $  195      $ 540      (64)%
         As a percentage of sales        (2.6)%     22.0%                    7.1%      21.3%

GROSS PROFIT EXCLUDING
      NONRECURRING ITEMS               $  253     $  290       (13)%      $  485      $ 540      (10)%
         As a percentage of sales        18.0%      22.0%                   17.7%      21.3%

For the second quarter and first six months 2001, nonrecurring charges totaling $290 million resulted in substantially lower gross profit. These nonrecurring charges included the write-off of a prepaid asset related to the termination of a raw material supply agreement, the write-down of underperforming polyethylene assets, charges related to the previously announced ongoing restructuring of the Company's fine chemicals business, and charges related to the restructuring of the coatings operations.

Although overall selling prices increased more than raw material and energy costs, gross profit was negatively impacted in the second quarter and first six months 2001 by the effect of lower capacity utilization.

                                                SECOND QUARTER                   FIRST SIX MONTHS
(Dollars in millions)                    2001      2000      CHANGE        2001        2000     CHANGE
SELLING AND GENERAL
      ADMINISTRATIVE EXPENSES          $  114     $   81        41%        $  212      $ 161       32%
         As a percentage of sales         8.1%       6.2%                     7.7%       6.4%

Higher selling and general administrative expenses for the second quarter and first six months 2001 reflected costs related to acquired businesses and costs related to ShipChem's efforts to build capability to add new customers. ShipChem, a wholly-owned subsidiary which began business in 2000, is a logistics provider for the chemical industry and serves Eastman's bulk truck shipments. ShipChem is expected to support the remainder of the Company's logistics requirements by the end of 2001.

Also included in selling and general administrative expenses are nonrecurring pre-tax charges totaling approximately $8 million which were recognized in the second quarter and first six months 2001 for costs associated with restructuring of the coatings operations and the pursuit of a plan to become two independent public companies by year-end 2001.

                                                 SECOND QUARTER                   FIRST SIX MONTHS
(Dollars in millions)                    2001        2000       CHANGE       2001       2000       CHANGE
RESEARCH AND
      DEVELOPMENT COSTS                $  41        $  36         14%       $  79       $ 74          7%
         As a percentage of sales        2.9%         2.7%                    2.9%       2.9%

WRITE-OFF OF ACQUIRED
      IN-PROCESS RESEARCH
        AND DEVELOPMENT                $   8        $  --         N/A       $   8       $ --         N/A

Research and development costs increased for the second quarter and first six months 2001 but were relatively unchanged as a percentage of sales. A nonrecurring pre-tax charge of approximately $8 million was recognized in the second quarter and first six months 2001 for the write-off of acquired in-process research and development related to the acquisition of certain Hercules' resins businesses.

                                       SECOND QUARTER                 FIRST SIX MONTHS
(Dollars in millions)            2001       2000     CHANGE      2001       2000       CHANGE
GROSS INTEREST COSTS            $   41     $   36               $   78     $   71
LESS CAPITALIZED INTEREST            2          2                    3          4
                                ------     ------               ------     ------
INTEREST EXPENSE                    39         34      15%          75         67        12%
INTEREST INCOME                      2          2                    3          3
                                ------     ------               ------     ------
NET INTEREST EXPENSE            $   37     $   32      16%      $   72     $   64        13%
                                ======     ======               ======     ======

Higher interest expense in the second quarter and first six months 2001 reflects higher average commercial paper and other short-term borrowings used to finance the purchase of recent acquisitions.

                                     SECOND QUARTER              FIRST SIX MONTHS
(Dollars in millions)            2001    2000   CHANGE        2001      2000   CHANGE
OTHER (INCOME) CHARGES,
      NET                        $  6    $  13   (54)%        $  12     $  11     9%

Other income and charges include foreign exchange transactions, results from equity investments, royalty income, gains and losses on sales of nonoperating assets, and other items. Second quarter and first six months 2001 results were impacted by foreign exchange losses, results from equity investments, and other items. Second quarter 2000 included a charge of approximately $10 million for certain litigation.

(Dollars in millions, except per                 SECOND QUARTER                FIRST SIX MONTHS
      share amounts)                          2001            2000            2001             2000
EARNINGS (LOSS)

Operating earnings (loss)
   including nonrecurring items              $  (200)        $   173        $  (104)        $   305
Operating earnings excluding
   nonrecurring items                            106             181            202             313
Net earnings (loss)                             (147)             86           (110)            154
Earnings (loss) per share
--Basic                                        (1.92)           1.12          (1.44)           2.00
--Diluted                                      (1.92)           1.12          (1.44)           2.00

SUMMARY BY OPERATING SEGMENT

As previously announced, Eastman is pursuing a plan to separate into two independent public companies by the end of 2001 -- a specialty chemicals and plastics company which will be named Eastman Company, and a PET plastics and acetate fibers company which will be named Voridian Company. The planned spin-off and related management changes have resulted in a realignment of the Company's segment structure.

Assuming the spin-off occurs, Eastman Company will include three operating segments -- the Coatings, Adhesives, Specialty Polymers, and Inks segment; the Performance Chemicals and Intermediates segment; and the Specialty Plastics segment. Voridian Company will include two operating segments -- the Polymers segment and the Fibers segment. As previously reported, the products of the new Specialty Plastics segment have been moved from the Polymers Group to the Chemicals Group effective with the second quarter of 2001, and will be a part of the new Eastman Company after the spin-off. Through first quarter 2001, the Company managed and reported its operations in two operating segments -- Chemicals and Polymers. Amounts for prior periods have been reclassified to conform to the second quarter 2001 presentation.

Sales revenue presented below represents sales to third parties. Intersegment transfers, recorded at cost, have been eliminated and have no impact on earnings. Additional information related to the resegmentation is included in
Part II--Item 5--"Other Information" and in Exhibit 99.03 to this Form 10-Q.

COATINGS, ADHESIVES, SPECIALTY POLYMERS, AND INKS SEGMENT

                                                SECOND QUARTER                    FIRST SIX MONTHS
(Dollars in millions)                    2001         2000      CHANGE      2001       2000       CHANGE
Sales                                 $    394     $    252        56%     $  722     $  480         51%
Operating earnings (loss)
      including nonrecurring items          (9)          43      (121)         --         77       (100)
Operating earnings excluding
      nonrecurring items                    21           43       (51)         30         77        (61)

For the second quarter and first six months 2001, sales revenue was substantially higher due to increased sales volumes resulting from acquisitions and higher selling prices. The McWhorter and Hercules acquisitions contributed approximately $162 million to the change in second quarter 2001 sales revenue. For the first six months 2001, the McWhorter, Hercules, and Sokolov acquisitions contributed approximately $274 million to the change in sales revenue. Excluding acquisitions, sales revenue and sales volume for the second quarter and first six months 2001 declined due to weaker demand. Foreign currency exchange rates had a slightly negative effect on revenue for the second quarter and first six months 2001.

Despite higher sales volumes from acquisitions and higher selling prices, operating results for the second quarter and first six months 2001 declined significantly due to nonrecurring pre-tax charges of approximately $30 million, lower capacity utilization due to lower sales excluding acquisitions, and higher costs for raw materials and energy. The nonrecurring pre-tax charges primarily related to the restructuring of the coatings operations and the write-off of in-process research and development related to the acquisition of certain Hercules' resins businesses.

PERFORMANCE CHEMICALS AND INTERMEDIATES SEGMENT

                                             SECOND QUARTER                   FIRST SIX MONTHS
(Dollars in millions)                  2001      2000     CHANGE         2001     2000     CHANGE
Sales                                 $ 296      $ 334      (12)%       $ 595    $ 650        (9)%
Operating earnings (loss)
      including nonrecurring items      (63)        16     (494)          (55)      33      (267)
Operating earnings excluding
      nonrecurring items                  1         25      (96)            9       42       (79)

Although selling prices increased for the second quarter and first six months 2001, sales revenue declined significantly due to lower sales volumes attributed to weaker demand and the mix of products sold.

Nonrecurring pre-tax charges of approximately $64 million, primarily resulting from the restructuring of the Company's fine chemicals business, sharply impacted results for the second quarter and first six months 2001. Higher selling prices did not offset the negative impact of lower capacity utilization due to lower sales volume, higher costs for raw materials and energy, and the negative impact of product mix.


SPECIALTY PLASTICS SEGMENT

                                           SECOND QUARTER                  FIRST SIX MONTHS
(Dollars in millions)              2001       2000       CHANGE       2001       2000       CHANGE
Sales                             $ 135      $ 148         (9)%      $ 265      $ 282         (6)%
Operating earnings including
      nonrecurring items             15         34        (56)          40         64        (38)
Operating earnings excluding
      nonrecurring items             15         34        (56)          40         64        (38)

A decline in sales volume, driven mainly by lower demand for the cellulosics product line, negatively impacted sales revenue for the second quarter and first six months 2001.

Although operating earnings remained strong for the copolyester product lines such as SPECTAR copolyester, results for the cellulosics product line declined as capacity utilization decreased due to weaker demand. Higher costs for raw materials and energy negatively impacted operating earnings.

POLYMERS SEGMENT

                                                SECOND QUARTER                    FIRST SIX MONTHS
(Dollars in millions)                    2001        2000      CHANGE        2001        2000      CHANGE
Sales                                   $ 405       $ 430         (6)%      $ 852       $ 818          4%
Operating earnings (loss)
      including nonrecurring items       (187)         46       (507)        (163)         61       (367)
Operating earnings excluding
      nonrecurring items                   24          45        (47)          48          60        (20)

Sales revenue for the second quarter 2001 was negatively impacted by lower sales volumes for EASTAPAK PET polymers in Europe and North America. The decrease in volume reflected weaker than normal seasonal demand stemming from cooler than normal weather. A decline in polyethylene selling prices also negatively impacted sales revenue for the second quarter 2001. Sales revenue for the first six months of 2001 was moderately higher, primarily due to significantly higher selling prices for EASTAPAK PET polymers, offset by lower sales revenue for polyethylene. An unfavorable move in foreign currency exchange rates negatively affected revenue in both periods.

Nonrecurring pre-tax charges totaling approximately $211 million and higher costs for raw materials and energy sharply impacted results for the second quarter and first six months 2001. The nonrecurring pre-tax charges primarily resulted from the write-off of a prepaid asset related to the termination of a raw material supply agreement and the write-down of underperforming polyethylene assets. Operating results for EASTAPAK PET polymers improved slightly for the second quarter 2001, but were more than offset by lower earnings for polyethylene products caused by lower selling prices and lower sales volumes.


FIBERS SEGMENT

                                          SECOND QUARTER                    FIRST SIX MONTHS
(Dollars in millions)              2001       2000       CHANGE       2001       2000       CHANGE
Sales                             $ 172      $ 152         13%       $ 312      $ 303          3%
Operating earnings including
      nonrecurring items             44         34         29           74         70          6
Operating earnings excluding
      nonrecurring items             45         34         32           75         70          7

Significantly higher sales volumes, mainly due to the timing of sales orders in Asia Pacific, resulted in higher sales revenue for the second quarter 2001.

Operating earnings for the second quarter and first six months 2001 were higher due to the increase in sales volume.

(For supplemental analysis of segment results, see Exhibits 99.01 and 99.02 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

                                          SECOND QUARTER                     FIRST SIX MONTHS
(Dollars in millions)              2001       2000       CHANGE       2001       2000       CHANGE
United States and Canada          $ 860      $ 810          6%       $1,656     $1,557         6%
Europe, Middle East, and
      Africa                        275        275         --           588        510        15
Asia Pacific                        149        128         16           264        262         1
Latin America                       118        103         15           238        204        17


In the United States and Canada, higher sales revenue in the second quarter and first six months 2001 was primarily due to higher volumes resulting from recent acquisitions. Excluding acquisitions, sales volumes declined. Second quarter 2001 results were also positively impacted by moderately higher selling prices.

Sales outside the United States and Canada for the second quarter 2001 were $542 million, up 7% from 2000 second quarter sales of $506 million, and were 39% of total sales in the second quarter 2001 compared with 38% for the second quarter 2000. For the first six months 2001, sales revenue outside the United States and Canada increased 12% to $1.1 billion compared to $1.0 billion in 2000. In second quarter 2001, sales were flat in Europe, Middle East, and Africa as the effect of volume growth resulting from acquisitions and overall higher selling prices was offset by weaker demand for EASTAPAK PET polymers. For the first six months 2001, revenues for Europe, Middle East, and Africa reflected increased sales volumes attributable to acquisitions and higher selling prices for EASTAPAK PET polymers. In Asia Pacific, the timing of sales orders for fibers products resulted in higher sales volumes and revenue in the second quarter 2001. For the first six months 2001, slightly higher sales volumes in Asia Pacific was partially offset by the impact of unfavorable foreign currency movements and a shift in the mix of products sold. Strong demand and higher selling prices for EASTAPAK PET polymers resulted in increased sales in Latin America for both the second quarter and first six months 2001.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

                                                       FIRST SIX MONTHS
(Dollars in millions)                               2001             2000
CASH FLOW

Net cash provided by (used in)
      Operating activities                        $     64         $    378
      Investing activities                            (385)            (102)
      Financing activities                             290             (293)
                                                  --------         --------
Net change in cash and cash equivalents           $    (31)        $    (17)
                                                  ========         ========
Cash and cash equivalents at end of period        $     70         $    169
                                                  ========         ========

Cash provided by operating activities for the first six months of 2001 reflects an increase in working capital related to a decrease in trade accounts payable, an increase in inventories, and higher receivables related to the increase in sales, and additionally reflects the payment of certain employee incentive compensation expenses. In the first six months 2000, cash flows from operations were positively impacted by settlement of strategic foreign currency hedging transactions, partially offset by an increase in working capital. Cash used in investing activities in the first six months 2001 reflects higher expenditures for capital additions and the acquisition of certain Hercules' resins businesses and, in the first six months 2000, reflects the acquisition of Sokolov and other businesses. Cash used in investing activities also reflects lower proceeds from sales of assets in the first six months 2001 compared to 2000. Cash provided by financing activities in the first six months 2001 reflects an increase in commercial paper and other short-term borrowings related to the acquisition of certain Hercules' resins businesses and for general operating purposes and, in first quarter 2000, a repayment of borrowings associated with acquisitions. Cash provided by financing activities in the first six months 2001 includes the effect of an increase in treasury stock resulting from a reverse/forward stock split of the Company's common stock approved by the shareowners on May 3, 2001, and the repurchase of shares of the Company's common stock in the first six months 2000.

Available cash is expected to be used to fund dividends and to maintain a strong balance sheet, including the repayment of debt.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 2001, the Company estimates that depreciation will be about $360 million and that capital expenditures will be less than $250 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at June 30, 2001, for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.4 billion.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in July 2005, and to a short-term $165 million credit agreement (the "Credit Agreement") expiring in December 2001. Although the Company does not have any amounts outstanding under the Credit Facility or the Credit Agreement, any such borrowings would be subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees for the Credit Facility was 0.125% as of June 30, 2001 and December 31, 2000. The rate for such fees for the Credit Agreement was 0.125% as of June 30, 2001. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility that provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings are classified as long-term borrowings as the Company has the ability to refinance such borrowings long term. As of June 30, 2001, the Company's commercial paper outstanding balance was $675 million at an effective interest rate of 5.15%. At December 31, 2000, the Company's commercial paper outstanding balance was $400 million at an effective interest rate of 7.12%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

In 1999, the Company entered into an agreement that allows the Company to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at June 30, 2001 and December 31, 2000. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices. For additional information concerning this agreement, see Note 12 to the Consolidated Financial Statements.

On May 1, 2001, the Company completed the asset acquisition of certain Hercules' resins businesses for approximately $250 million. Hercules' facilities acquired are located in the United States, the Netherlands, England, and Mexico. Additionally, certain operating assets acquired will be operated under contract with Hercules at shared facilities in the United States. The transaction was financed with available cash and commercial paper borrowings.

The Company is currently authorized to repurchase up to $400 million of its common stock. In the second quarter 2001, a total of 77,069 shares of common stock at a total cost of approximately $4 million, or an average price of $53 per share, were repurchased. This repurchase was the result of a reverse/forward stock split of the Company's common stock which was approved by the shareowners on May 3, 2001. See Part II--Item 4--"Submission of Matters to a Vote of Security Holders." During 2000, 1,575,000 shares of common stock at a total cost of approximately $57 million, or an average price of approximately $36 per share, were repurchased under this authorization. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

The Company anticipates that no contribution to its defined benefit pension plan will be required for 2001.

Available sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the second quarter of 2001 and 2000 and $0.88 per share in the first six months of 2001 and 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to result in certain of its intangibles being subsumed into goodwill and to have the impact of reducing annual amortization of goodwill and intangibles, now included in results for the Coatings, Adhesives, Specialty Polymers, and Inks segment, by approximately $16 million commencing January 1, 2002. Impairment reviews may result in future periodic write-downs.

OUTLOOK

For the remainder of 2001, the Company:

     - Expects the macroeconomic environment will continue to have a negative effect on earnings;

     - Anticipates for the third quarter 2001 that total cost of purchasing propane and energy will decrease over second quarter 2001;

     - Expects that sales volumes for EASTAPAK PET polymers in the third quarter 2001 will be higher than in the second quarter 2001, but expects that selling prices in the third quarter 2001 will be flat compared to the second quarter 2001;

     - Expects to eliminate additional labor and non-labor costs, raising the total cost reduction goal from $200 million at year-end 2000 to $300 million by year-end 2001;

     - Expects costs for upgrading Eastman's enterprise resource planning software system from SAP R2 to SAP R3 to continue as implementation is planned to be essentially completed in all regions by year-end 2001;

     - Expects, as part of the ongoing restructuring of the fine chemicals business, to continue evaluating options regarding facilities in Wales and Hong Kong;

     - Expects to continue consolidation of operations acquired from McWhorter and to announce additional restructuring plans;

     - Expects to further integrate recent acquisitions into the Company's processes and that the cost structure related to the acquired assets will improve as integration efforts progress;

     - Expects to continue to recognize costs related to ShipChem, a wholly-owned subsidiary and logistics provider for the chemical industry, as it builds capability to add new customers;

     - Expects to continue to incur costs related to its plan to become two independent companies and anticipates there could be additional nonrecurring charges resulting from the ongoing analysis of the division of assets between the two companies;

     - Anticipates that its capital expenditures for 2001 will be less than $250 million;

     - Expects available cash to be used to fund dividends and maintain a strong balance sheet, including the repayment of debt.

Based upon the expectations described above, as of July 26, 2001 (the date of its second quarter 2001 sales and earnings press release) the Company anticipated that earnings in the third quarter 2001 will be between $0.47 and $0.53 per share and that earnings per share excluding nonrecurring items for the second half of 2001 will be slightly less than for the first half of 2001 excluding nonrecurring items unless demand for products improves over the first half of the year.

By the end of the fourth quarter 2001, the Company expects to become two independent public companies -- a specialty chemicals and plastics company which will be named Eastman Company, and a PET plastics and acetate fibers company which will be named Voridian Company -- through a spin-off in the form of a tax-free stock dividend. Although the completion of the spin-off is subject to many conditions, including the approval by the holders of a majority of the Company's common stock, and many issues are still pending in connection with the spin-off, the Company:

     -   Expects to continue the $0.44 quarterly dividend until the spin-off;

     - Expects that, immediately after the spin-off, Eastman shareowners will own shares in both of the new entities;

     - Expects that Eastman's Chairman of the Board and Chief Executive Officer, Mr. Earnest W. Deavenport, Jr., will retire after the spin-off is completed, and that Eastman's other leadership and Board of Directors will be divided between the two new companies;

     - Expects that Mr. J. Brian Ferguson, President of Eastman's Chemicals Group, will become Chief Executive Officer of Eastman Company, and Mr. Allan R. Rothwell, President of Eastman's Polymers Group, will become Chief Executive Officer of Voridian Company;

     - Expects Eastman Company to own approximately 70% of Eastman Chemical Company's plant, property and equipment assets throughout the world, with Voridian Company expected to own the remaining 30%;

     - Expects that the asset allocation will enable each of the new companies to maximize growth and efficiency, maintain the value inherent in their current production facilities, provide flexibility to focus on independent strategies for the future, and retain the strengths of vertical integration;

     - Expects Eastman Company to employ approximately 75% of the Company's worldwide number of employees and Voridian Company to employ approximately 25% of the Company's worldwide number of employees.

Beyond 2001, the Company:

     - Anticipates that global PET capacity utilization rates, projected to peak in 2002 and 2003, will be negatively impacted if known capacity additions and fiber plant conversions materialize or if worldwide demand growth for PET is less than the 10% projection. The Company also anticipates that if some of the known capacity additions do not materialize or if demand exceeds the 10% growth projections, capacity utilization in 2003 could be the same or greater than 2002;

     - Expects the separation of Eastman Company from Voridian Company will allow the two companies to concentrate their respective efforts and resources on specific strategies to create shareowner value, providing shareowners with ownership interests in two highly focused entities;

     - Believes that Eastman Company will be a world leader in the specialty chemicals and plastics industry, with a strong focus on providing customer solutions; that this company will experience accelerated growth through increased management focus and execution of appropriate strategies; and that value recognition for the technology and services businesses that will become part of this company, such as Genencor and ShipChem, will be enhanced;

     - Believes that Voridian Company will be a world market and cost position leader in PET plastics and acetate fibers, and that consistently strong cash flows and the integrated polyethylene business will allow this company to remain financially strong throughout business cycles;

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


FORWARD-LOOKING STATEMENTS

The expectations under "Outlook" and certain other statements in this report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and utilization; capital spending; expected depreciation and amortization; environmental matters; legal proceedings; effects of hedging raw material and energy costs and foreign currencies; global and regional economic conditions, and their effect on manufacturing and chemical industries and on Eastman; raw material and energy costs; overall demand for chemicals, fibers, and plastics; future earnings from recently acquired businesses and assets; supply and demand, volume, price, cost, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; cost reduction targets; development, production, commercialization, and acceptance of new products, services, and technologies; acquisitions and the related successful integration, as well as dispositions of certain businesses and assets, and product portfolio changes; and the planned separation of Eastman's current businesses into two independent companies by the end of 2001.

These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors, all of which are subject to change at any time. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those projected in any such forward-looking statements:

     - The Company has announced that it will separate into two independent companies by the end of the fourth quarter, 2001, through a spin-off in the form of a tax-free stock dividend. The separation of Eastman's business into two companies -- a specialty chemicals and plastics company which will be named Eastman Company, and a PET plastics and acetate fibers company which will be named Voridian Company -- is expected to allow the two companies to concentrate their respective efforts and resources on strategies specific to each business, providing shareowners with ownership interests in two highly focused entities. There can be no assurance that any or all of such goals or expectations will be realized. Among the factors that could negatively impact the financial performance and liquidity or either of the companies is the allocation of the Company's indebtedness between Eastman Company and Voridian Company resulting from the spin-off. If either or both are substantially more leveraged than the Company was, then this may result in greater risk of financial distress or instability.

     - The planned spin-off remains subject to governmental and other approvals, including shareowner approval and other customary conditions. While it is Eastman's expectation that the Internal Revenue Service ("IRS") will agree that the spin-off as structured will be tax-free, there can be no assurance that such determination will be reached by the IRS.

     - The Company has manufacturing and marketing operations throughout the world, with approximately 40% of the Company's revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates could cause products to become relatively more expensive for non-U.S. customers and reduce demand for products, which could affect the Company's revenues, expenses, and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools could also affect revenues, expenses, and results, and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

     - The Company's businesses are subject to risks specific to the international markets in which it operates such as changing economic and political conditions, many of which are beyond its control. These businesses are often subject to, among other matters, foreign government policies and regulations, embargoes, U.S. government policies relating to international markets and international hostilities. In addition, changes in laws, regulations, or other political factors, such as unexpected changes in regulatory requirements, changes in import or export licensing requirements or political instability in any of the countries in which the Company operates could affect business in that country or region. Although Eastman tries to reduce exposure to uncertain international market conditions, it is unable to completely predict or control its amount and mix of business and sales. To the extent that international businesses are affected by unexpected international market conditions, the Company's results of operations and financial condition could be adversely affected. In addition, sales to international markets carry risk in that the Company may face difficulty in enforcing its rights and agreements through non-U.S. legal systems. In particular, the Company faces reduced protection for intellectual property rights in some countries. Further, the Company may face longer accounts receivable collection periods and difficulties and costs of staffing and managing foreign operations. Any of these factors expose Eastman to risk and could reduce the Company's revenue from international sales and could harm the Company's results of operations.

     - The Company has made and may continue to make acquisitions, divestitures, and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Further, due to its size or relative market position, the Company may find it more difficult or expensive to find suitable acquisition candidates, resulting in increased difficulties or expenses in executing its business strategies. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.

     - The Company has made and may continue to make strategic e-business investments, including formation of joint ventures and investments in other e-commerce businesses, in order to build Eastman's E-business capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company's results of operations.

     - During 2001, the Company is integrating recent acquisitions into the Company's processes and SAP R3 to enable cost-saving and synergy opportunities. There can be no assurance that such cost-saving and synergy opportunities will be realized or that the integration efforts will be completed as planned.

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

     - In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material and energy costs, or have a negative impact on demand and volume.

     - The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material and energy costs. Eastman has entered into contracts for the purchase of raw materials at fixed prices, which are designed to protect the Company against raw material price increases during their term. These contracts could cause the Company to pay higher prices for its raw materials than would otherwise be available at the time it utilizes the raw materials and there can be no assurance that any of these measures will result in cost savings or that all market fluctuation exposure will be eliminated. Further, Eastman purchases a substantial portion of the Company's raw materials through long-term contracts with a limited number of suppliers. While Eastman takes measures to ensure that it maintains adequate supply or even oversupply of raw materials, there can be no assurance that supply of raw materials will not be delayed or interrupted, resulting in production delays and decreased revenues.

     - Eastman serves markets that are highly competitive and in which a large number of multinational companies compete. Some of these competitors are larger than Eastman and have greater financial resources than Eastman does. Competition is based on many factors, including price, product quality, product mix, and number of similar products. Additionally, Eastman's competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products. Eastman expects intense competition to continue in its markets, presenting significant challenges to its ability to achieve strong growth rates and acceptable profit margins. If Eastman is unable to meet these competitive challenges, its results of operations could be adversely affected.

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

     - Eastman's facilities and businesses are subject to complex health, safety, and environmental laws and regulations relating to the use, storage, handling, generation, transportation, emission, discharge, disposal, and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business. The nature of the Company's existing and historical operations exposes it to the risk of liabilities or claims with respect to environmental matters, including on-site and off-site releases and emissions of hazardous and non-hazardous substances and wastes. These liabilities or claims may include costs associated with environmental investigations and remediation activities, as well as plant closure and restoration projects. Further, these liabilities or claims may include capital and other costs associated with environmental compliance matters at its numerous facilities. These laws and regulations require, and will continue to require, significant expenditures to remain in compliance, both currently and in the future. Ongoing operations can be affected by unanticipated government enforcement actions, which in turn are influenced by the nature of an allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product discontinuation. Remedial requirements at contaminated sites are dependent on the nature of the remedy, the outcome of negotiations with regulatory agencies and other potentially responsible parties at multi-party sites, as well as the number and financial viability of other potentially responsible parties. Further, it is impossible to predict the nature and impact of future judicial, legislative, or regulatory developments relating to the environmental protection, health, and safety requirements applicable to Eastman's operations. Changes in existing laws or regulations, or the discovery of additional environmental liabilities associated with the Company's existing or historical operations, could require Eastman to incur material costs or could otherwise significantly harm the Company's business, results of operations, or financial condition. The requirements to be met, as well as the technology and length of time available to meet those requirements, continue to develop and change. To the extent that the costs associated with meeting any of these requirements are substantial and not adequately provided for, there could be a material adverse effect on the Company's results of operations and financial condition.

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

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Outlook" and "Forward-Looking Statements," and other forward-looking statements and related disclosures made by the Company in this filing and elsewhere from time to time, represent management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. You are advised, however, to consult any further public Company disclosures (such as in our filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

-----------------
EASTAPAK and SPECTAR are registered trademarks of Eastman Chemical Company.

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

       In addition, the Company, along with other companies, has been named a defendant in a number of antitrust lawsuits brought subsequent to the Company's plea agreements as putative class actions on behalf of certain purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the plaintiffs paid more for sorbates than they would have paid absent the defendants' conspiracy. Seven of the lawsuits are pending in California state court in a consolidated action and allege state antitrust and consumer protection violations on behalf of classes of indirect purchasers of sorbates; six of the lawsuits are pending in the United States District Court for the Northern District of California in a consolidated action and allege federal antitrust violations on behalf of classes of direct purchasers of sorbates; two lawsuits were filed in Tennessee state courts under Tennessee law, on behalf of classes of indirect purchasers of sorbates in various states that may permit indirect purchaser claims, and one of which actions also included a claim under Tennessee law on behalf of a class of direct purchasers of sorbates manufactured or distributed in Tennessee which has been dismissed in light of the federal direct purchaser class settlement; two lawsuits were filed in Wisconsin State Court under various state antitrust laws on behalf of a class of indirect purchasers of sorbates in those states; one lawsuit was filed in Kansas State Court under Kansas antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in New Mexico State Court under New Mexico antitrust laws on behalf of a class of indirect purchasers of sorbates in that state; one lawsuit was filed in the Ontario Superior Court of Justice under the federal competition law and pursuant to common law causes of action on behalf of a class of direct and indirect purchasers of sorbates in Canada; and one lawsuit was filed in the Quebec Superior Court under the federal competition law on behalf of a class of direct and indirect purchasers of sorbates in the Province of Quebec. The plaintiffs in most cases seek damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. The Company reached settlements in the direct and indirect purchaser class actions pending in California. These settlements were finally approved by the court and the Company was dismissed with prejudice. One of the two indirect purchaser actions in Tennessee has been preliminarily approved by the trial court in Davidson County, Tennessee, and the claims in the other Tennessee indirect purchaser action have been stayed. The Company has also reached preliminary settlements that would resolve the Wisconsin, New Mexico, and Kansas indirect purchaser actions; however, these settlements require further court approval. Each of the remaining class actions is in the preliminary discovery stage, with no class having been certified to date.

       The Company has also been included as a defendant in two separate lawsuits concerning sorbates currently pending in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation, and Nabisco, Inc; and the other filed on behalf of Conopco, Inc. Both lawsuits allege that the defendants engaged in a conspiracy to fix the price of sorbates in violation of Section One of the Sherman Act and that the plaintiffs were direct purchasers of sorbates from the defendants. These plaintiffs elected to opt out of the final class action settlement of the federal direct purchaser cases in California and are pursuing their claims individually. In addition, several indirect purchasers of sorbates have recently opted out of the proposed Kansas settlement, and have filed a separate action against the Company and other sorbates producers in state court in Kansas.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The 2001 Annual Meeting of the Shareowners of Eastman Chemical Company was held on May 3, 2001. There were 77,008,500 shares of common stock entitled to be voted, and 65,822,975 shares represented in person or by proxy, at the Annual Meeting.

       Five items of business were acted upon by shareowners at the Annual
       Meeting:

         - the election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Shareowners in 2004 and until their successors are duly elected and qualified;

         - the amendment of Eastman's Certificate of Incorporation to effect a "reverse/forward split" of the Company's common stock, by which registered holders of less than 10 shares would have such shares cancelled and converted to the right to receive the fair market value of such shares in cash;

         - the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company until the Annual Meeting of Shareowners in 2002;

         - a shareowner proposal requesting that management study health risks from cellulose acetate fibers; and

         - a shareowner proposal requesting that the Board of Directors issue a report concerning emission of "greenhouse gases" and potential climate change.

       The results of the voting for the election of directors were as follows:

-------------------------------------------------------------------------------------------
                                                    VOTES                          BROKER
       NOMINEE                   VOTES FOR         WITHHELD        ABSTENTIONS     NON-VOTES
-------------------------------------------------------------------------------------------
       H. Jesse Arnelle        64,036,815          1,786,160           -0-           -0-
       John A. White           64,041,282          1,781,693           -0-           -0-
       Peter M. Wood           64,036,525          1,786,450           -0-           -0-

       Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected.

       The results of the voting on the amendment of the Certificate of Incorporation to effect a 10:1 reverse/forward stock split were as follows:

-------------------------------------------------------------------------------------------
       VOTES FOR           VOTES AGAINST         ABSTENTIONS            BROKER NON-VOTES
-------------------------------------------------------------------------------------------
      57,260,309             1,890,371             373,227                6,299,068

       Accordingly, the number of affirmative votes cast on the charter amendment constituted more than a majority of the shares outstanding and entitled to vote on the proposal at the meeting, and the amendment was approved by shareowners. The reverse/forward stock split was effective on May 10, 2001, upon filing with the Secretary of State of Delaware of the Certificate of Amendment effecting the charter amendment.

       The results of the voting on the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants were as follows:

-------------------------------------------------------------------------------------------
       VOTES FOR           VOTES AGAINST         ABSTENTIONS            BROKER NON-VOTES
-------------------------------------------------------------------------------------------
       64,889,775             632,443              300,757                   -0-

       Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.

       The results of the voting on the approval of the shareowner proposal to study health risks from cellulose acetate fibers were as follows:

-------------------------------------------------------------------------------------------
       VOTES FOR           VOTES AGAINST         ABSTENTIONS            BROKER NON-VOTES
-------------------------------------------------------------------------------------------
         4,487,129           51,749,446           3,287,453                6,298,947

       Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the shareowner proposal was not approved.

        The results of the voting on the approval of the shareowner proposal to issue a report concerning emission of "greenhouse gases" and potential climate change were as follows:

-------------------------------------------------------------------------------------------
       VOTES FOR            VOTES AGAINST         ABSTENTIONS            BROKER NON-VOTES
-------------------------------------------------------------------------------------------
          4,437,380           51,693,973            3,392,674               6,298,948

        Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the shareowner proposal was not approved.

ITEM 5.  OTHER INFORMATION

        Eastman announced on July 13, 2001 that it had realigned its previously reported sales and earnings to reflect changes in operating segments that more closely align with the Company's previously announced pursuit of a plan to become two independent public companies by the end of 2001 by creating and spinning off a new specialty chemicals and plastics company.

        Eastman has begun to transition the businesses, products, management, operations and reporting of financial and other matters to be prepared to support the two new companies upon completion of the spin-off. Beginning with the second quarter of 2001, Eastman reports its financial results in five segments: Coatings, Adhesives, Specialty Polymers, and Inks; Performance Chemicals and Intermediates; Specialty Plastics; Polymers; and Fibers. As previously reported, the products of the new Specialty Plastics segment have been moved from the Polymers Group to the Chemicals Group effective with the second quarter of 2001, and will be a part of the new Eastman Company after the spin-off.

        This realignment of segments reflects the recently restructured management and internal financial reporting of the Company and is not a restatement of previously reported total Eastman sales and earnings.

        Sales and earnings for prior periods have been realigned to conform to the new five-segment structure and are detailed in Exhibit 99.03 to this Form 10-Q. Through the first quarter 2001, the Company presented its results of operations in two segments -- Chemicals and Polymers -- as reported in the Form 10-K for 2000.

        CHEMICALS GROUP


        The new segments within the Chemicals Group, and of the new Eastman Company after the spin-off, are shown below.

             - Coatings, Adhesives, Specialty Polymers, and Inks, which includes raw materials and intermediates such as alkyds, alcohols, esters, glycols, resins, specialty polymers and ink vehicles supplied to the inks, coatings, adhesives, sealant and textile industries, with sales revenue of $1,176 million in 2000.

             - Performance Chemicals and Intermediates, which are used as additives for fibers, food and beverage ingredients, performance chemicals, photographic chemicals, pharmaceutical intermediates, oxo chemicals, basic acetyls and plasticizers, with sales revenue of $1,297 million in 2000.

             - Specialty Plastics, including EASTALLOY, EASTAR, SPECTAR, TSUNAMI copolyester, and TENITE cellulosic plastics for value-added end uses such as toothbrushes, eyeglass frames, medical devices, electrical connectors, tools, appliance housings, food and medical packaging, heavy gauge sheeting, fabricated boxes, specialty packaging films, fibers, tape and injection molding, with sales revenue of $550 million in 2000.

        POLYMERS GROUP


        The new segments within the Polymers Group, and of Voridian Company after the spin-off, are:

             - Polymers, including EASTAPAK PET polymers for packaging applications, EASTMAN HIFOR and MXSTEN specialty polyethylene products, EASTACOAT polymers and TENITE low density polyethylene, with sales revenue of $1,636 million in 2000.

             - Fibers, including acetate tow used by customers primarily in the manufacture of cigarette filters and acetate yarn for the textile industry, with sales revenue of $633 million in 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 37.

           (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.


-----------------
EASTACOAT, EASTALLOY, EASTAPAK, EASTAR, EASTMAN HIFOR, MXSTEN, SPECTAR, TSUNAMI, and TENITE are registered trademarks of Eastman Chemical Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Eastman Chemical Company



Date:  August 8, 2001              By:  /s/ James P. Rogers
                                      -----------------------------
                                      James P. Rogers
                                      Senior Vice President and
                                      Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT                                                                                          SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
   ---------        ---------------------------------------------------------------------------      -----------
     3.01           Amended and Restated Certificate of Incorporation of Eastman Chemical
                    Company, as amended May 10, 2001                                                      39-45

     3.02           Amended and Restated Bylaws of Eastman Chemical Company, as amended
                    October 5, 2000 (incorporated herein by reference to Exhibit 3.02 to
                    Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

     4.01           Form of Eastman Chemical Company Common Stock certificate as amended
                    February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to
                    Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 10-Q")

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

    EXHIBIT                                                                                          SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
   ---------        ---------------------------------------------------------------------------      -----------
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

     4.11           Credit Agreement, dated as of July 13, 2000 (the "Credit Agreement")
                    among Eastman Chemical Company, the Lenders named therein, and Citibank,
                    N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to
                    Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

    *10.01          Eastman Unit Performance Plan, as amended May 2, 2001                                     46-52

    *10.02          1999 Director Long-Term Compensation Plan, as amended March 1, 2001                       53-60

    *10.03          Eastman 2001-2003 Long-Term Performance Subplan of 1997 Omnibus Long-Term
                    Compensation Plan                                                                         61-69

    *10.04          James L. Chitwood Severance Agreement                                                        70

    *10.05          Garland Williamson Severance Agreement                                                       71

     12.01          Statement re Computation of Ratios of Earnings (Loss) to Fixed Charges                       72

     99.01          Operating Segment Information (Sales Revenue Change, Volume Effect and
                    Price Effect)                                                                                73

     99.02          Acquisition Information (Sales Revenue and Volume Growth Comparison --
                    With and Without Acquisitions)                                                            74-75

     99.03          Eastman Chemical Company Realigned Segment Information                                    76-79
---------------------------------------------------------------------------------------------------------------------

*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.