Form 10-Q
period 2001-09-30
EASTMAN CHEMICAL CO
filed 2001-11-14
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Number of Shares Outstanding at
                  Class                                September 30, 2001

Common Stock, par value $0.01 per share                    77,107,119
(including rights to purchase shares of
Common Stock or Participating Preferred Stock)


-------------------------------------------------------------------------------
                 PAGE 1 OF 40 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 35

                                TABLE OF CONTENTS


ITEM                                                                     PAGE


                          PART I. FINANCIAL INFORMATION

1. Financial Statements                                                  3-16

2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                  17-31


                           PART II. OTHER INFORMATION

1. Legal Proceedings                                                    31-33

6. Exhibits and Reports on Form 8-K                                        33


                                   SIGNATURES

    Signatures                                                             34

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF EARNINGS (LOSS), COMPREHENSIVE
                      INCOME (LOSS), AND RETAINED EARNINGS


                                                                     THIRD QUARTER                    FIRST NINE MONTHS
(Dollars in millions except per share amounts)                 2001              2000              2001              2000
                                                              -------           -------           -------           -------

EARNINGS (LOSS)
Sales                                                         $ 1,367           $ 1,387           $ 4,113           $ 3,920
Cost of sales                                                   1,134             1,092             3,395             3,076
                                                              -------           -------           -------           -------
Gross profit                                                      233               295               718               844

Selling and general administrative expenses                       101                90               305               251
Research and development costs                                     39                38               118               112
Asset impairments and restructuring costs                          27                 4               321                13
Write-off of acquired in-process research and
    development                                                    (3)                9                 5                 9
Spin costs                                                          5                --                 9                --
                                                              -------           -------           -------           -------
Operating earnings (loss)                                          64               154               (40)              459

Interest expense, net                                              36                37               108               100
Gain recognized on initial public offering of
    equity investment                                              --               (38)               --               (38)
Other income                                                      (10)               (3)              (15)              (20)
Other charges                                                       5                13                22                42
                                                              -------           -------           -------           -------
Earnings (loss) before income taxes                                33               145              (155)              375

Provision (benefit) for income taxes                               10                48               (68)              124
                                                              -------           -------           -------           -------

Net earnings (loss)                                           $    23           $    97           $   (87)          $   251
                                                              =======           =======           =======           =======

Earnings (loss) per share
    Basic                                                     $  0.31           $  1.27           $ (1.13)          $  3.27
                                                              =======           =======           =======           =======
    Diluted                                                   $  0.31           $  1.27           $ (1.13)          $  3.26
                                                              =======           =======           =======           =======

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)                                           $    23           $    97           $   (87)          $   251
Other comprehensive income (loss)                                  35               (42)               (3)              (77)
                                                              -------           -------           -------           -------
Comprehensive income (loss)                                   $    58           $    55           $   (90)          $   174
                                                              =======           =======           =======           =======

RETAINED EARNINGS
Retained earnings at beginning of period                      $ 2,088           $ 2,185           $ 2,266           $ 2,098
Net earnings (loss)                                                23                97               (87)              251
Cash dividends declared                                           (33)              (34)             (101)             (101)
                                                              -------           -------           -------           -------
Retained earnings at end of period                            $ 2,078           $ 2,248           $ 2,078           $ 2,248
                                                              =======           =======           =======           =======


   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION


                                                                          SEPTEMBER 30,     DECEMBER 31,
(Dollars in millions)                                                          2001              2000
                                                                          -------------     ------------

ASSETS
Current assets
    Cash and cash equivalents                                               $    75           $   101
    Trade receivables, net of allowance of $21 and $16                          661               650
    Miscellaneous receivables                                                    96                87
    Inventories                                                                 736               580
    Other current assets                                                         79               105
                                                                            -------           -------
      Total current assets                                                    1,647             1,523
                                                                            -------           -------

Properties
    Properties and equipment at cost                                          9,274             9,039
    Less:  Accumulated depreciation                                           5,537             5,114
                                                                            -------           -------
      Net properties                                                          3,737             3,925
                                                                            -------           -------

Goodwill, net of accumulated amortization of $38 and $28                        351               344
Other intangibles, net of accumulated amortization of $34 and $20               280               277
Other noncurrent assets                                                         392               481
                                                                            -------           -------

Total assets                                                                $ 6,407           $ 6,550
                                                                            =======           =======

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities
    Payables and other current liabilities                                  $   966           $ 1,152
    Borrowings due within one year                                              133               106
                                                                            -------           -------
      Total current liabilities                                               1,099             1,258

Long-term borrowings                                                          2,158             1,914
Deferred income tax credits                                                     541               607
Postemployment obligations                                                      853               829
Other long-term liabilities                                                     120               130
                                                                            -------           -------
      Total liabilities                                                       4,771             4,738
                                                                            -------           -------

Commitments and contingencies

Shareowners' equity
    Common stock ($0.01 par - 350,000,000 shares
      authorized; shares issued - 85,022,554 and 84,739,902)                      1                 1
    Paid-in capital                                                             119               100
    Retained earnings                                                         2,078             2,266
    Other comprehensive loss                                                   (120)             (117)
                                                                            -------           -------
                                                                              2,078             2,250
    Less:  Treasury stock at cost (8,073,859 and 7,996,790 shares)              442               438
                                                                            -------           -------

    Total shareowners' equity                                                 1,636             1,812
                                                                            -------           -------

Total liabilities and shareowners' equity                                   $ 6,407           $ 6,550
                                                                            =======           =======


   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    FIRST NINE MONTHS
(Dollars in millions)                                                            2001               2000
                                                                               --------           --------

Cash flows from operating activities
    Net earnings (loss)                                                        $    (87)          $    251
                                                                               --------           --------

Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities, net of effect of acquisitions
      Depreciation and amortization                                                 323                307
      Gain recognized on initial public offering of equity investment                --                (38)
      Write-off of impaired assets                                                  307                 --
      Write-off of acquired in-process research and development                       5                  9
      Provision (benefit) for deferred income taxes                                 (56)                58
      (Increase) decrease in receivables                                            (20)                20
      Increase in inventories                                                       (85)               (78)
      Increase (decrease) in liabilities for employee benefits and
        incentive pay                                                               (18)                20
      Decrease in liabilities excluding borrowings and
        liabilities for employee benefits and incentive pay                         (99)               (59)
      Other items, net                                                              (33)                73
                                                                               --------           --------
      Total adjustments                                                             324                312
                                                                               --------           --------

      Net cash provided by operating activities                                     237                563
                                                                               --------           --------

Cash flows from investing activities
    Additions to properties and equipment                                          (171)              (133)
    Acquisitions, net of cash acquired                                             (252)              (252)
    Additions to capitalized software                                               (20)               (14)
    Other investments                                                                (8)               (36)
    Proceeds from sales of fixed assets                                               4                 60
                                                                               --------           --------

      Net cash used in investing activities                                        (447)              (375)
                                                                               --------           --------

Cash flows from financing activities
    Net increase in commercial paper and other short-term borrowings                276                113
    Proceeds from borrowings                                                         --                107
    Repayment of borrowings                                                          (6)              (364)
    Dividends paid to shareowners                                                  (101)              (101)
    Treasury stock purchases                                                         (4)               (57)
    Stock options and other items                                                    19                  2
                                                                               --------           --------
      Net cash provided by (used in) financing activities                           184               (300)
                                                                               --------           --------

      Net change in cash and cash equivalents                                       (26)              (112)

Cash and cash equivalents at beginning of period                                    101                186
                                                                               --------           --------

Cash and cash equivalents at end of period                                     $     75           $     74
                                                                               ========           ========

   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2000 Annual Report on Form 10-K and the Quarterly Reports on Form 10-Q for the first and second quarters 2001 and should be read in conjunction with the consolidated financial statements appearing therein. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

         The Company has reclassified certain 2000 amounts to conform to the 2001 presentation.

2.       INVENTORIES


                                                                      SEPTEMBER 30,              DECEMBER 31,
         (Dollars in millions)                                             2001                     2000
                                                                      --------------           --------------

         At FIFO or average cost (approximates current cost)
             Finished goods                                           $          598           $          496
             Work in process                                                     179                      150
             Raw materials and supplies                                          240                      209
                                                                      --------------           --------------
               Total inventories                                               1,017                      855
             Reduction to LIFO value                                            (281)                    (275)
                                                                      --------------           --------------
         Total inventories at LIFO value                              $          736           $          580
                                                                      ==============           ==============


         Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.       PAYABLES AND OTHER CURRENT LIABILITIES

                                                                                   SEPTEMBER 30,           DECEMBER 31,
         (Dollars in millions)                                                         2001                    2000
                                                                                  --------------          --------------

         Trade creditors                                                          $          501          $          526
         Accrued payrolls, vacation, and variable-incentive compensation                     147                     201
         Accrued taxes                                                                        85                      95
         Deferred gain on currency options                                                    --                      68
         Other                                                                               233                     262
                                                                                  --------------          --------------
         Total                                                                    $          966          $        1,152
                                                                                  ==============          ==============

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       BORROWINGS


                                                     SEPTEMBER 30,           DECEMBER 31,
         (Dollars in millions)                           2001                    2000
                                                    --------------          --------------

         SHORT-TERM BORROWINGS
             Notes payable                          $          130          $          101
             Other                                               3                       5
                                                    --------------          --------------
               Total short-term borrowings                     133                     106
                                                    --------------          --------------

         LONG-TERM BORROWINGS
             6 3/8% notes due 2004                             500                     500
             7 1/4% debentures due 2024                        496                     496
             7 5/8% debentures due 2024                        200                     200
             7.60% debentures due 2027                         297                     297
             Commercial paper                                  553                     400
             Other                                             112                      21
                                                    --------------          --------------
               Total long-term borrowings                    2,158                   1,914
                                                    --------------          --------------

         Total borrowings                           $        2,291          $        2,020
                                                    ==============          ==============


         Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in July 2005 and to a short-term $165 million credit agreement (the "Credit Agreement") expiring in December 2001. Any borrowings under the Credit Facility or the Credit Agreement are subject to interest at varying spreads above quoted market rates, principally LIBOR. At September 30, 2001, Eastman had borrowed $98 million under the Credit Facility to diversify its funding sources during the disruption in the commercial paper markets caused by the events of September 11, 2001. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. For the Credit Facility, the rate for such fees was 0.125% as of September 30, 2001 and December 31, 2000. For the Credit Agreement, the rate for such fees was 0.125% as of September 30, 2001. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

         Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility, which provides liquidity support for the commercial paper, expires in July 2005, the commercial paper borrowings are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of September 30, 2001, the Company's commercial paper outstanding balance was $553 million at an effective interest rate of 4.02%. At December 31, 2000, the Company's commercial paper outstanding balance was $400 million at an effective interest rate of 7.37%.

5.       EARNINGS (LOSS) AND DIVIDENDS PER SHARE


                                                                      THIRD QUARTER             FIRST NINE MONTHS
                                                                 2001          2000          2001          2000
                                                              ------------  ------------  ------------ -------------

         Shares used for earnings per share calculation:
             Basic                                                    76.9          76.6          76.8          76.9
             Diluted                                                  77.0          76.7          76.8          77.1

         Certain shares underlying options outstanding during the third quarter of 2001 and 2000 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Excluded from the third quarter 2001 and 2000 calculations were shares underlying options to purchase 5,467,104 shares of common stock at a range of prices from $42.13 to $73.94

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         and 2,865,204 shares of common stock at a range of prices from $45.34 to $73.81, respectively. As a result of the net loss reported for the first nine months 2001, common shares underlying options have been excluded from the calculation of diluted earnings (loss) per share. Excluded from the first nine months 2001 calculations were shares underlying options to purchase 5,663,607 shares of common stock at a range of prices from $33.01 to $73.94. Excluded from the year to date 2000 calculations were shares underlying options to purchase 2,865,204 common shares at a range of prices from $45.34 to $73.81 because the exercise price of the options was greater than the average market price of the underlying common shares.

         In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's shareowners and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. Options to purchase a total of 574,000 shares will become exercisable through December 31, 2001, if both the stock price and time vesting conditions are met. The options will be cancelled and forfeited on December 31, 2001 as to any shares for which the applicable stock price target is not met. As a result of the net loss reported for the first nine months 2001, 156,060 shares underlying such options were excluded from the calculation of diluted earnings
         (loss) per share because their effect would have been anti-dilutive. For the third quarter 2001, 156,060 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met. At September 30, 2000, 149,240 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met.

         Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in the third quarter 1997 were excluded from diluted earnings per share calculations because the stock price conditions for vesting had not been met as to any of the shares as of September 30, 2001.

         The Company declared cash dividends of $0.44 per share in the third quarter of 2001 and 2000 and $1.32 per share in the first nine months of 2001 and 2000.

6.       ACQUISITIONS

         CERTAIN BUSINESSES OF HERCULES INCORPORATED

         On May 1, 2001, the Company completed the asset acquisition of the hydrocarbon resins and select portions of the rosin-based resins business ("resins businesses") from Hercules Incorporated ("Hercules") for approximately $252 million. Hercules resins businesses facilities acquired are located in the United States, the Netherlands, England, and Mexico. Additionally, certain operating assets acquired are operated under contracts with Hercules at shared facilities in the United States.

         The transaction, which was financed with available cash and commercial paper borrowing, was accounted for by the purchase method of accounting and, accordingly, the results of the Hercules resins businesses for the period from the acquisition date are included in the accompanying consolidated financial statements. Tangible assets acquired were recorded at their fair values. Goodwill and other intangible assets of approximately $35 million, which represents the excess of cost over the fair value of net tangible assets acquired, are being amortized on a straight-line basis over 17 - 40 years. Acquired in-process research and development of approximately $8 million was written off during the second quarter 2001, and subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001. Assuming this transaction had been made at January 1, 2000 and 2001, the consolidated pro forma results for the first nine months 2000 and 2001 would not be materially different from reported results.

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

     This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of operations of McWhorter for the period from the acquisition date are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed were recorded at their fair values. Goodwill and other intangible assets of approximately $190 million, which represents the excess of cost over the fair value of net tangible assets acquired, are being amortized on a straight-line basis over 11 - 40 years. Acquired in-process research and development of approximately $9 million was written off after completion of purchase accounting. Assuming this transaction had been made at January 1, 2000, the consolidated pro forma results for the first nine months 2000 would not be materially different from reported results.

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

     The acquisition of Sokolov was accounted for by the purchase method of accounting and, accordingly, the results of operations of Sokolov from the acquisition date are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their fair values. The minority interest, which is included in other long-term liabilities in the Consolidated Statements of Financial Position, is not significant. Assuming this transaction had been made at January 1, 2000, the consolidated pro forma results for the first nine months 2000 would not be materially different from reported results.

     SUPPLEMENTAL CASH FLOW INFORMATION


                                                       FIRST NINE MONTHS
     (Dollars in millions)                         2001              2000
                                                 --------          --------

     Details of Acquisitions

     Fair value of assets acquired               $    256          $    626
     Liabilities assumed                                4               374
                                                 --------          --------
         Net cash paid for acquisitions               252               252
     Cash acquired in acquisitions                     --                 4
                                                 --------          --------
         Cash paid for acquisitions              $    252          $    256
                                                 ========          ========

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

         At September 30, 2001 the remaining mark-to-market gains from hedging activities included in other comprehensive income totaled approximately $6 million. This balance is expected to be reclassified into earnings during the next twelve months. The mark-to-market gains or losses on non-qualifying, excluded, and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings (loss) during the third quarter or the first nine months 2001.

         The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs, and interest rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company uses various derivative financial instruments pursuant to the Company's policies for hedging practices. Such instruments are used to mitigate the risk that changes in exchange rates or raw material and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not currently utilize fair value hedges and does not hold or issue derivative financial instruments for trading purposes.

         CURRENCY RATE HEDGING

         The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated, but not yet committed, export sales transactions expected within no more than two years and denominated in foreign currencies (principally the British pound, French franc, German mark, Italian lira, Canadian dollar, euro, and the Japanese yen). These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

         COMMODITY HEDGING

         Raw materials and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables, and other unpredictable factors. To mitigate short-term fluctuations in market prices for propane and natural gas, the Company enters into forwards and options contracts. These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         OTHER INSTRUMENTS

         From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates. These instruments are typically 100% effective. As a result, there is no current impact on earnings due to hedge ineffectiveness. These instruments are recorded on the balance sheet at fair value, but the impact was not material to the income statement.

8.       EMPLOYEE SEPARATIONS

         In the fourth quarter 1999, the Company accrued costs associated with employee terminations which resulted from voluntary and involuntary employee separations that occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. Approximately 800 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. Approximately $71 million was accrued in 1999 for termination allowance payments associated with the separations, of which $6 million was paid in 1999, $58 million was paid during 2000, and approximately $6 million was paid in the first nine months of 2001. As of September 30, 2001, approximately $1 million remains to be paid.

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

         WRITE-OFF OF IMPAIRED POLYETHYLENE ASSETS

         During the second quarter 2001, management identified and announced the assets that are intended to be spun-off at year-end 2001 pursuant to a previously announced plan to become two independent public companies by the end of 2001, assuming all conditions to the spin-off are met and it occurs. An indirect result of these decisions is that the continuing operations, which consist primarily of the Polymers and Fibers segments, will be required to purchase certain raw materials and utilities that are currently produced internally for use in the manufacture of polyethylene. Considering the purchase price for these raw materials and utilities, the carrying value of certain assets used in the manufacture of polyethylene exceeds the expected future cash flows attributable to such assets. An impairment loss of $103 million, representing the excess of the carrying value over expected future cash flows, was charged to the Polymers segment's earnings during the second quarter 2001. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         RESTRUCTURING AND ASSET IMPAIRMENTS OF THE FINE CHEMICALS PRODUCT LINE

         As a result of the ongoing restructuring of the Company's fine chemicals product line, Eastman recorded restructuring charges, including related asset write-downs, of approximately $6 million in the third quarter 2001 and approximately $63 million in the second quarter 2001. These charges related to certain fine chemicals product lines that do not fit the Company's long-term strategic objectives and for assets determined to be impaired. The restructuring initiative and related asset impairments involve the Company's Performance Chemicals and Intermediates segment and include assets at the Company's Tennessee and Arkansas sites within the United States, a plant in Wales, and a plant in Hong Kong.

         The third quarter 2001 charge of $6 million pertained primarily to severance accruals for employees impacted by the plant shutdowns and write-downs of fixed assets. The second quarter 2001 charge of $63 million pertained primarily to write-downs of fixed assets associated with product lines that the Company will no longer pursue, net of the effect of a reversal of a customer deposit related to the impacted assets, and write-downs of other long-term deposits. The assets will be used to meet current contractual requirements and then be idled. The fair value of the impacted assets was determined using current market information where available or discounted estimated net cash flows from contracts that are currently in effect.

         RESTRUCTURING AND ASSET IMPAIRMENTS OF THE COATINGS, ADHESIVES, SPECIALTY POLYMERS, AND INKS ("CASPI") SEGMENT

         The consolidation and restructuring of the operations of the Company's CASPI segment resulted in restructuring charges, including related asset write-downs, of approximately $21 million in the third quarter 2001 and approximately $20 million in the second quarter 2001. The $21 million charge in the third quarter 2001 related to the announced closure of a facility at Moundville, Alabama, that was obtained in the acquisition of Lawter International in 1999. The $20 million charge in the second quarter 2001 related to the announced closure of plants in Philadelphia, Pennsylvania, and Portland, Oregon that were obtained with the acquisition of McWhorter in 2000. The restructuring charges include write-downs of the fixed assets at these facilities, severance accruals for employees impacted by the plant shutdowns, and other costs associated with closing the facilities. The Philadelphia and Portland facilities are expected to be closed by December 31, 2001, and the Moundville facility is expected to close by the end of the second quarter 2002. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes the nonrecurring charges discussed above:


                                       BALANCE AT      PROVISION/      NONCASH          CASH          BALANCE AT
         (Dollars in millions)       JANUARY 1, 2000  ADJUSTMENTS     REDUCTIONS     REDUCTIONS    DECEMBER 31, 2000
                                     ---------------  -----------     ----------     ----------    -----------------

         Noncash impairments          $           --  $       --      $       --    $       --     $              --
         Severance                                 3          --              --            (3)                   --
         Closure costs                             6          14              --           (10)                   10
                                      --------------  ----------      ----------    ----------     -----------------
             Total                    $            9  $       14      $       --    $      (13)    $              10
                                      ==============  ==========      ==========    ==========     =================


                                      BALANCE AT       PROVISION/      NONCASH          CASH          BALANCE AT
         (Dollars in millions)      JANUARY 1, 2001   ADJUSTMENTS     REDUCTIONS     REDUCTIONS   SEPTEMBER 30, 2001
                                    ---------------   -----------     ----------     ----------   ------------------

         Noncash impairments        $            --   $       307     $     (307)    $       --   $               --
         Severance                               --            11             --             (5)                   6
         Closure costs                           10             5             --             (6)                   9
                                    ---------------   -----------     ----------     ----------   ------------------
             Total                  $            10   $       323     $     (307)    $      (11)  $               15
                                    ===============   ===========     ==========     ==========   ==================


10.      SEGMENT INFORMATION

         The Company's products and operations are managed and reported in five operating segments: the Coatings, Adhesives, Specialty Polymers, and Inks segment; the Performance Chemicals and Intermediates segment; the Specialty Plastics segment; the Polymers segment; and the Fibers segment. Through the first quarter 2001, the Company managed and reported its operations in two segments -- Chemicals and Polymers. Amounts for prior periods have been reclassified to conform to the presentation effective second quarter 2001.

         Sales revenue presented below represents sales to third parties. Intersegment transfers, recorded at cost, have been eliminated and have no impact on earnings.

                                                                    THIRD QUARTER        FIRST NINE MONTHS
         (Dollars in millions)                                    2001        2000        2001        2000
                                                                --------    --------    --------    --------

         SALES

           Chemicals Group Segments:
             Coatings, Adhesives, Specialty Polymers, and Inks  $    422    $    363    $  1,144    $    843
             Performance Chemicals and Intermediates                 274         330         869         980
             Specialty Plastics                                      124         130         389         412
                                                                --------    --------    --------    --------
              Total Chemicals Group                                  820         823       2,402       2,235
                                                                --------    --------    --------    --------

           Polymers Group Segments:
             Polymers                                                395         403       1,247       1,221
             Fibers                                                  152         161         464         464
                                                                --------    --------    --------    --------
              Total Polymers Group                                   547         564       1,711       1,685
                                                                --------    --------    --------    --------

           Total Eastman                                        $  1,367    $  1,387    $  4,113    $  3,920
                                                                ========    ========    ========    ========

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             THIRD QUARTER          FIRST NINE MONTHS
         (Dollars in millions)                                             2001         2000        2001          2000
                                                                           ----         ----        -----         ----
         OPERATING EARNINGS (LOSS)

            Chemicals Group Segments:
              Coatings, Adhesives, Specialty Polymers, and Inks            $ (8)        $ 34        $  (8)        $111
              Performance Chemicals and Intermediates                        (4)          25          (59)          58
              Specialty Plastics                                              9           23           49           87
                                                                           ----         ----        -----         ----
               Total Chemicals Group                                         (3)          82          (18)         256
                                                                           ----         ----        -----         ----

            Polymers Group Segments:
              Polymers                                                       30           32         (133)          93
              Fibers                                                         37           40          111          110
                                                                           ----         ----        -----         ----
               Total Polymers Group                                          67           72          (22)         203
                                                                           ----         ----        -----         ----

            Total Eastman                                                  $ 64         $154        $ (40)        $459
                                                                           ====         ====        =====         ====

                                                                         SEPTEMBER 30,  DECEMBER 31,
         (Dollars in millions)                                               2001          2000
                                                                         -------------  ------------
         ASSETS

             Chemicals Group Segments:
               Coatings, Adhesives, Specialty Polymers, and Inks            $1,884        $1,856
               Performance Chemicals and Intermediates                       1,377         1,443
               Specialty Plastics                                              859           989
                                                                            ------        ------
                  Total Chemicals Group                                      4,120         4,288
                                                                            ------        ------

             Polymers Group Segments:
               Polymers                                                      1,676         1,604
               Fibers                                                          611           658
                                                                            ------        ------
                  Total Polymers Group                                       2,287         2,262
                                                                            ------        ------

             Total Eastman                                                  $6,407        $6,550
                                                                            ======        ======

11.      LEGAL MATTERS

         The Company and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matters will have a material adverse effect on its overall financial condition or results of operations. However, adverse developments could negatively impact earnings in a particular period. For further information concerning certain pending legal matters, see Part II--Item 1--"Legal Proceedings."

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.      COMMITMENTS

         In 1999, the Company entered into an agreement that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at September 30, 2001 and December 31, 2000. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $2 million in the third quarter 2001 and $4 million in the third quarter 2000. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $250 million and $240 million in the third quarters 2001 and 2000, respectively, and approximately $240 million in each of the first nine months 2001 and 2000. The portions that continue to be recognized in the Statement of Financial Position are domestic trade receivables of $168 million and $85 million at September 30, 2001 and December 31, 2000, respectively.

13.      RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each Statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to result in certain of its intangibles being subsumed into goodwill and to have the impact of reducing annual amortization of goodwill and intangibles, now included primarily in results for the CASPI segment, by approximately $16 million commencing January 1, 2002. As the impairment review of goodwill and certain intangibles has not yet been completed, the impact on results of operations of any potential write-down resulting from an impairment review has not yet been determined.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset.

         The Company is required and plans to adopt the provisions of SFAS No. 143 January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The cumulative effect, if any, of initially applying this Statement will be recognized as a change in accounting principle. The Company has not yet assessed the impact of this Statement on its financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The Company is required and plans to adopt the provisions of SFAS No. 144 January 1, 2002, and does not expect the adoption of this Statement to have a material impact on its financial condition or results of operations.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.      SUBSEQUENT EVENT

         As part of its previously announced strategy to consolidate and restructure the operations of its CASPI segment, the Company announced in October 2001 that it had begun consultation with the Works Council of Eastman Chemical Jaeger GmbH & Co. KG in an effort to reach agreement to close Eastman's operating site in Duesseldorf, Germany. This restructuring is expected to result in a charge against earnings in the fourth quarter 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Eastman Chemical Company's ("Eastman" or the "Company") Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis contained in the 2000 Annual Report on Form 10-K, the Forms 10-Q filed for the first and second quarters 2001, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings (loss) per share contained in this report are diluted earnings (loss) per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

Sales revenue for the first nine months 2001 increased over the first nine months 2000 reflecting increased sales volume resulting from acquisitions in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, which had a positive impact on revenue of 4%. Higher selling prices, mainly for EASTAPAK PET polymers, also had a positive impact on sales revenue for the first nine months 2001 of 2%. Sales revenue for the third quarter 2001 declined slightly from the third quarter 2000 primarily due to lower selling prices and product mix, which each negatively impacted revenue by 2%.

Although overall raw material costs declined more than overall selling prices for the third quarter 2001, the negative effects of product mix, lower capacity utilization resulting from lower sales volume without acquisitions, and higher selling and general administrative expenses had a much greater impact on operating earnings. Nonrecurring pre-tax items of approximately $29 million and $335 million for the third quarter and the first nine months 2001, respectively, had a significant impact on operating results. Nonrecurring items for the third quarter 2001 primarily related to the announced closure of a Lawter International, Inc. ("Lawter"), Moundville, Alabama plant, charges related to the ongoing restructuring of the Company's fine chemicals product line, costs related to the pursuit of a plan to become two independent public companies by year-end 2001, and the adjustment of a previously recognized write-off of in-process research and development related to the acquisition of certain resins businesses of Hercules Incorporated ("Hercules"). Nonrecurring items for the first nine months of 2001 primarily related to the write-off of impaired assets, restructuring of the Company's fine chemicals product line, restructuring of the CASPI segment, the write-off of in-process research and development related to the acquisition of certain Hercules resins businesses, and costs related to the pursuit of a plan to become two independent public companies by year-end 2001. These nonrecurring items are more fully described below and in Note 9 to the consolidated financial statements. Results for the first nine months 2001 were also negatively impacted by lower capacity utilization due to lower sales volume excluding acquisitions. Higher costs for raw materials and energy had a negative impact on operating earnings of approximately $60 million, including the results of the Company's feedstock and energy cost hedging program.

The Company reported $0.31 earnings per share in the third quarter 2001 compared with $1.27 earnings per share in the third quarter 2000. For the first nine months 2001, the Company reported a loss of $1.13 per share compared with $3.26 earnings per share for the first nine months of 2000. Excluding the effect of nonrecurring items, diluted earnings per share for the third quarter 2001 were $0.55 compared to $1.05 for the third quarter 2000. For the first nine months 2001, diluted earnings per share excluding nonrecurring items were $1.58 compared to $3.21 for the first nine months 2000.

                                      THIRD QUARTER                        FIRST NINE MONTHS
(Dollars in millions)       2001          2000       CHANGE         2001          2000       CHANGE
                           ------        ------      ------        ------        ------      ------
SALES                      $1,367        $1,387        (1)%        $4,113        $3,920        5 %

Sales revenue for the first nine months 2001 increased 5% compared to the first nine months 2000. Sales revenue increased 4% due to higher sales volume resulting from acquisitions and 2% due to higher selling prices, particularly for EASTAPAK PET polymers. For the first nine months 2001, sales volume increased 4% including acquisitions but decreased 4% excluding acquisitions. Sales revenue declined slightly in the third quarter 2001 compared to the third quarter 2000, mainly due to lower selling prices and the negative effect of product mix, which each negatively impacted sales revenue by 2%. Increased sales volume had a positive impact on sales revenue for the third quarter 2001 of 4%. Foreign currency exchange rates had a slightly negative effect on sales revenue for both the third quarter and the first nine months 2001. For the third quarter 2001, sales volume was up 6% over the third quarter 2000 including the May 2001 acquisition of certain Hercules resins businesses, but was down 1% excluding the acquisition. For both periods, the lack of volume growth without acquisitions was primarily attributed to weaker economic demand worldwide.

                                                      THIRD QUARTER                       FIRST NINE MONTHS
(Dollars in millions)                        2001         2000       CHANGE         2001         2000       CHANGE
                                             -----        -----      ------         -----        -----      ------
GROSS PROFIT                                 $ 233        $ 295        (21)%        $ 718        $ 844        (15)%
      As a percentage of sales                17.0%        21.3%                     17.5%        21.5%

For the first nine months 2001, gross profit declined mainly due to higher raw materials costs and lower capacity utilization due to lower sales volume excluding acquisitions. For the third quarter 2001, gross profit was negatively impacted by product mix and lower capacity utilization due to lower sales volume excluding the acquisition of certain Hercules resins businesses.

                                                     THIRD QUARTER                   FIRST NINE MONTHS
(Dollars in millions)                         2001        2000      CHANGE      2001        2000      CHANGE
                                              ----        ----      ------      ----        ----      ------
SELLING AND GENERAL ADMINISTRATIVE
    EXPENSES                                  $101        $ 90        12%       $305        $251        22%
      As a percentage of sales                 7.4%        6.5%                  7.4%        6.4%

Higher selling and general administrative expenses for the third quarter and the first nine months 2001 reflected integration costs related to acquired businesses, costs related to the implementation of SAP enterprise software, and costs related to ShipChem's efforts to develop capability to establish new customers. ShipChem, a wholly owned subsidiary that commenced business in 2000, is a logistics provider for the chemical industry and serves Eastman's bulk truck shipments. ShipChem is expected to support the remainder of the Company's worldwide logistics requirements, as well as provide logistics and sourcing services to other chemicals manufacturers in North America by the beginning of 2002.

                                                  THIRD QUARTER                 FIRST NINE MONTHS
(Dollars in millions)                     2001        2000      CHANGE      2001        2000      CHANGE
                                          ----        ----      ------      ----        ----      ------
RESEARCH AND DEVELOPMENT COSTS            $ 39        $ 38        3%        $118        $112        5%
    As a percentage of sales               2.9%        2.7%                  2.9%        2.9%

Research and development costs increased for the first nine months 2001 mainly due to the acquisition of certain Hercules resins businesses but remained relatively flat for the third quarter 2001.

                                                           THIRD QUARTER       FIRST NINE MONTHS
(Dollars in millions)                                    2001        2000       2001       2000
                                                         ----        ----       ----       ----
ASSET IMPAIRMENT AND RESTRUCTURING COSTS                 $ 27         $4        $321        $13
WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND
    DEVELOPMENT                                            (3)         9           5          9
SPIN COSTS                                                  5         --           9         --

Nonrecurring pre-tax charges totaling approximately $27 million and $321 million were recognized in the third quarter and the first nine months 2001, respectively, primarily for costs associated with the write-off of impaired assets, the ongoing restructuring of the Company's fine chemicals product line, and costs associated with the restructuring of the CASPI segment.

Acquired in-process research and development costs of approximately $8 million relating to the acquisition of certain Hercules resins businesses were written off during the second quarter 2001, and subsequently revised to $5 million, with a $3 million credit to earnings in the third quarter 2001.

Nonrecurring pre-tax charges totaling approximately $5 million and $9 million were recognized in the third quarter and the first nine months 2001, respectively, related to the Company's pursuit of a plan to become two independent public companies by year-end 2001.

                                              THIRD QUARTER                   FIRST NINE MONTHS
(Dollars in millions)                  2001       2000     CHANGE        2001       2000      CHANGE
                                       ----       ----     ------        ----       ----      ------
GROSS INTEREST COSTS                   $39        $39                    $117       $110
LESS CAPITALIZED INTEREST                1          1                       4          5
                                       ---        ---                    ----       ----
INTEREST EXPENSE                        38         38        -- %         113        105         8 %
INTEREST INCOME                          2          1                       5          5
                                       ---        ---                    ----       ----

NET INTEREST EXPENSE                   $36        $37        (3)%        $108       $100         8 %
                                       ===        ===                    ====       ====

Higher interest expense in the first nine months 2001 reflected higher average commercial paper and other short-term borrowings used to finance the purchase of recent acquisitions and for general operating purposes. For the third quarter 2001, interest costs were relatively unchanged.

                                             THIRD QUARTER                    FIRST NINE MONTHS
(Dollars in millions)                  2001       2000     CHANGE        2001       2000      CHANGE
                                       ----       ----     ------        ----       ----      ------
OTHER INCOME                           $(10)      $ (3)     233 %        $(15)      $(20)      (25)%
OTHER CHARGES                             5         13      (62)%          22         42       (48)%
GAIN RECOGNIZED ON INITIAL PUBLIC
    OFFERING OF GENENCOR                 --        (38)      N/A           --        (38)       N/A


Other income primarily included gains from foreign exchange transactions, gains from equity investments, royalty income, and gains on sales of nonoperating assets. Other income for the third quarter 2001 primarily reflected foreign exchange gains. Other income for the first nine months 2001 primarily reflected gains from equity investments. Other income for the first nine months 2000 included a nonrecurring gain of $38 million that resulted from the initial public offering of shares of Genencor International, Inc.

Other charges primarily included losses from foreign exchange transactions, losses from equity investments, and losses on sales of nonoperating assets. Other charges for the third quarter and the first nine months 2001 were primarily impacted by losses from equity investments. Other charges for third quarter 2001 included a charge of $2 million related to the ongoing restructuring of the Company's fine chemicals product line. Other charges for the first nine months 2000 included a charge of approximately $10 million for costs related to sorbates civil litigation. Other charges for the third quarter 2000 included foreign exchange losses due to adverse movements in currencies such as the euro.

(Dollars in millions,                         THIRD QUARTER                   FIRST NINE MONTHS
except per share amounts)              2001       2000     CHANGE         2001       2000     CHANGE
                                       -----      -----    ------        ------     -------   ------
EARNINGS (LOSS)

Operating earnings (loss)
    including nonrecurring items       $  64      $ 154      (58)%       $  (40)    $   459    (109)%
Operating earnings
    excluding nonrecurring items          93        167      (44)%          295         480     (39)%
Net earnings (loss)                       23         97      (76)%          (87)        251    (135)%
Earnings (loss) per share
--Basic                                $0.31      $1.27      (76)%       $(1.13)    $  3.27    (135)%
--Diluted                              $0.31      $1.27      (76)%       $(1.13)    $  3.26    (135)%


 SUMMARY BY OPERATING SEGMENT

As previously reported, by the end of 2001, the Company expects to become two independent publicly traded companies:

- Eastman Company, which will be a global manufacturer of specialty chemicals and plastics; and

- Voridian Company, which will be a global manufacturer of polyethylene terephthalate polymers, or PET polymers, acetate fibers and polyethylene products.

Assuming the spin-off occurs, Eastman Company will include three operating segments of Eastman Chemical Company -- Coatings, Adhesives, Specialty Polymers, and Inks; Performance Chemicals and Intermediates; and Specialty Plastics. Voridian Company will consist of two operating segments of Eastman Chemical Company -- Polymers and Fibers.

Through the first quarter 2001, the Company managed and reported its operations in two operating segments -- Chemicals and Polymers.

Sales revenue presented below represents sales to third parties. Intersegment transfers, recorded at cost, have been eliminated and have no impact on earnings.

         COATINGS, ADHESIVES, SPECIALTY POLYMERS, AND INKS SEGMENT

                                                                  THIRD QUARTER                           FIRST NINE MONTHS
(Dollars in millions)                                    2001         2000       CHANGE           2001          2000        CHANGE
                                                        -----         ----       ------         -------         ----        ------
Sales                                                   $ 422         $363          16 %        $ 1,144         $843          36 %
Operating earnings (loss) including
    nonrecurring items                                     (8)          34        (124)%             (8)         111        (107)%
Operating earnings excluding
    nonrecurring items                                     11           43         (74)%             41          120         (66)%

For the third quarter and the first nine months 2001, sales revenue was higher primarily due to increased sales volume resulting from acquisitions. The acquisition of certain Hercules resins businesses contributed approximately $96 million to the change in the third quarter 2001 sales revenue. For the first nine months 2001, the McWhorter Technologies, Inc. ("McWhorter"), Hercules, and Sokolov acquisitions contributed approximately $355 million to the change in sales revenue. Excluding acquisitions, sales revenue declined 10% and 7% for the third quarter and the first nine months 2001, respectively. Sales volume, excluding acquisitions, declined 6% and 7% for the third quarter and the first nine months 2001, respectively, due to weaker demand. Foreign currency exchange rates had a slightly negative effect on revenue for the third quarter and the first nine months 2001.

Despite higher sales volume resulting from acquisitions, operating results for the third quarter and the first nine months 2001 declined significantly mainly due to nonrecurring pre-tax items of approximately $19 million and $49 million, respectively. Nonrecurring pre-tax items for the third quarter 2001 related to the announced closure of a Lawter Moundville, Alabama plant, an adjustment of a previously recognized write-off of in-process research and development related to the acquisition of certain Hercules resins businesses, and costs related to the pursuit of a plan to become two independent public companies by year-end 2001. In addition, nonrecurring pre-tax items for the first nine months of 2001 also included costs related to the announced closure of two McWhorter plant sites, the write-off of in-process research and development related to the acquisition of certain Hercules resins businesses, and costs related to the pursuit of a plan to become two independent public companies by year-end 2001. Lower capacity utilization due to lower sales volume excluding acquisitions negatively impacted results for both the third quarter and the first nine months 2001. Higher costs for raw materials and energy also negatively impacted results for the first nine months 2001.

PERFORMANCE CHEMICALS AND INTERMEDIATES SEGMENT

                                                         THIRD QUARTER                     FIRST NINE MONTHS
(Dollars in millions)                            2001        2000       CHANGE      2001         2000       CHANGE
                                                 -----       ----       ------      -----        ----       ------
Sales                                            $ 274       $330         (17)%     $ 869        $980         (11)%
Operating earnings (loss) including
    nonrecurring items                              (4)        25        (116)%       (59)         58        (202)%
Operating earnings excluding
    nonrecurring items                               3         29         (90)%        12          71         (83)%

For the third quarter 2001, lower sales volume attributed to weaker demand had a negative impact on sales revenue of 8%. Product mix also had a negative impact on sales revenue of 7%. The shift in product mix was due to lower sales volume of acetyl chemicals and higher sales volume of special materials during the quarter, which resulted in lower average selling prices. For the first nine months 2001, sales revenue declined 11% due to lower sales volume attributed to weaker demand.

Results for the third quarter and the first nine months 2001 were sharply impacted by nonrecurring pre-tax charges of approximately $7 million and $71 million, respectively, primarily resulting from the restructuring of the Company's fine chemicals product line and costs related to the pursuit of a plan to become two independent public companies by year-end 2001. Lower capacity utilization due to lower sales volume and product mix negatively impacted results for both periods. Results for the first nine months 2001 were also negatively impacted by higher costs for raw materials and energy. Based upon indications from the largest customer of this segment that it does not intend to renew its contract for a custom synthesis product beyond 2002, the Company does not expect to pursue that product in the future. Sales of that product represented approximately 2% of Eastman Chemical Company's sales for 2000 and approximately 5% of Eastman Chemical Company's operating earnings for 2000.

SPECIALTY PLASTICS SEGMENT

                                                         THIRD QUARTER                     FIRST NINE MONTHS
(Dollars in millions)                            2001        2000       CHANGE      2001         2000       CHANGE
                                                 ----        ----       ------      ----         ----       ------
Sales                                            $124        $130         (5)%        $389        $412         (6)%
Operating earnings including
    nonrecurring items                              9          23        (61)%          49          87        (44)%
Operating earnings excluding
    nonrecurring items                             10          23        (57)%          50          87        (43)%

Sales revenue declined 5% for the third quarter 2001 primarily due to the effect of product mix, which had a negative impact on revenue of 2%. Sales revenue for the third quarter 2001 was also negatively impacted by lower selling prices, driven by weaker demand for the cellulosics product line. For the first nine months 2001, sales revenue declined 6% mainly due to lower sales volume, which had a negative impact on revenue of 4%.

Operating earnings for the third quarter 2001 declined compared to the third quarter 2000 mainly due to lower capacity utilization resulting from weaker demand for cellulosics products. Results for the third quarter 2001 were slightly impacted by a nonrecurring pre-tax charge related to the pursuit of a plan to become two independent public companies by year-end 2001. Results for the first nine months 2001 were negatively impacted by lower capacity utilization resulting from weaker demand for cellulosics products and higher costs for raw materials and energy.

POLYMERS SEGMENT

                                                                THIRD QUARTER                         FIRST NINE MONTHS
(Dollars in millions)                                   2001        2000      CHANGE         2001            2000        CHANGE
                                                        ----        ----      ------        -------         ------       ------
Sales                                                   $395        $403        (2)%        $ 1,247         $1,221         2 %
Operating earnings (loss) including
    nonrecurring items                                    30          32        (6)%           (133)            93        (243)%
Operating earnings excluding
    nonrecurring items                                    31          32        (3)%             79             92         (14)%

Sales revenue for the third quarter 2001 was negatively impacted 4% by lower selling prices for polyethylene and EASTAPAK PET polymers, and 2% by foreign currency exchange rates. Higher sales volume had a positive impact of 4% on sales revenue for the third quarter 2001. Higher selling prices had a positive impact on sales revenue for the first nine months 2001 of 3%.

Operating results for EASTAPAK PET polymers improved slightly for the third quarter 2001, but were offset by lower operating earnings for polyethylene. Nonrecurring pre-tax charges totaling approximately $212 million and higher raw materials and energy costs sharply impacted results for the first nine months 2001. The nonrecurring pre-tax charges primarily resulted from the write-off of a prepaid asset related to the termination of a raw material supply agreement, the write-down of underperforming polyethylene assets, and costs related to the pursuit of a plan to become two independent public companies by year-end 2001.

         FIBERS SEGMENT

                                                         THIRD QUARTER                    FIRST NINE MONTHS
(Dollars in millions)                            2001        2000       CHANGE       2001        2000      CHANGE
                                                 ----        ----       ------       ----        ----      ------
Sales                                            $152        $161        (5)%        $464        $464        - %
Operating earnings including
    nonrecurring items                             37          40        (8)%         111         110        1 %
Operating earnings excluding
    nonrecurring items                             38          40        (5)%         113         110        3 %

Sales revenue for the third quarter 2001 declined primarily due to lower sales volume of acetate flake and acetyl raw materials sold by the Fibers segment. Although the acetate flake and acetyl raw materials comprise a large percentage of the volume impact, their effect on revenue is minimal. Sales revenue for the first nine months 2001 remained flat as lower sales volume was offset by the positive effect of product mix and higher selling prices.

Operating earnings for the third quarter 2001 were lower due to slightly lower sales volume for acetate tow, when compared to strong volume in the third quarter 2000. Third quarter 2001 results were slightly impacted by a nonrecurring pre-tax charge related to the pursuit of a plan to become two independent public companies by year-end 2001.

(For supplemental analysis of segment results, see Exhibits 99.01 and 99.02 to this Form 10-Q.)

SUMMARY BY CUSTOMER LOCATION

SALES BY REGION

                                                            THIRD QUARTER                      FIRST NINE MONTHS
(Dollars in millions)                               2001        2000      CHANGE         2001          2000       CHANGE
                                                    ----        ----      ------        ------        ------      ------
SALES BY REGION

United States and Canada                            $819        $853        (4)%        $2,475        $2,411         3%
Europe, Middle East, and Africa                      289         271         7 %           877           781        12%
Asia Pacific                                         144         137         5 %           408           398         2%
Latin America                                        115         126        (9)%           353           330         7%

In the United States and Canada, sales revenue declined in the third quarter 2001 compared to third quarter 2000 due to lower selling prices which had a negative impact on revenue of 4%. Sales revenue for the first nine months 2001 increased over the first nine months 2000 due to higher sales volume resulting from acquisitions, which had a positive impact on sales revenue of 3%.

Sales revenue outside the United States and Canada for the third quarter 2001 was $548 million, up 3% for the third quarter 2000 sales revenue of $534 million, and was 40% of total sales revenue in the third quarter 2001 compared with 39% for the third quarter 2000. For the first nine months 2001, sales revenue outside the United States and Canada increased 8% to $1.6 billion compared to $1.5 billion in the first nine months 2000.

In the third quarter 2001, sales revenue in Europe, Middle East, and Africa increased over the third quarter 2000 primarily due to the effect of volume growth resulting from the acquisition of certain Hercules resins businesses, which had a positive impact on sales revenue of 10%. For the first nine months 2001, revenues for Europe, Middle East and Africa increased over the first nine months 2000 due to higher sales volume attributable to acquisitions and higher selling prices, primarily for EASTAPAK PET polymers. The increase in sales volume had a positive impact on sales revenue of 10% for the first nine months 2001 and higher selling prices positively impacted revenue 9%. For the first nine months 2001, foreign exchange rates had a negative impact on sales revenue of 6%.

In Asia Pacific, sales revenue for the third quarter 2001 increased over the third quarter 2000 primarily due to higher sales volume, which had a positive impact on revenue of 15%. Sales volume was higher due to increased sales of EASTAPAK PET polymers and increased sales in the Fibers segment, which offset weaker demand for other products. A shift in the mix of products sold and lower selling prices had a negative impact on sales revenue for the third quarter 2001 of 5% and 4%, respectively. For the first nine months 2001, sales revenue in Asia Pacific increased slightly over the first nine months 2000 mainly due to higher sales volume, which had a positive impact on revenue of 5%.

For the third quarter 2001, decreased sales volume, primarily for EASTAPAK PET polymers, had a negative impact on sales revenue in Latin America of 9%. Sales revenue for the first nine months 2001 increased over the first nine months 2000 primarily due to higher selling prices, mainly for EASTAPAK PET polymers, which had a positive impact on sales revenue of 6%.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

                                                                FIRST NINE MONTHS
(Dollars in millions)                                          2001           2000
                                                               -----         -----
CASH FLOW

Net cash provided by (used in)
    Operating activities                                       $ 237         $ 563
    Investing activities                                        (447)         (375)
    Financing activities                                         184          (300)
                                                               -----         -----
Net change in cash and cash equivalents                        $ (26)        $(112)
                                                               =====         =====
Cash and cash equivalents at end of period                     $  75         $  74
                                                               =====         =====

Cash provided by operating activities for the first nine months of 2001 reflects an increase in working capital related to a decrease in trade accounts payable and an increase in inventories and receivables, and additionally reflects the payment of certain employee incentive compensation expenses. In the first nine months 2000, cash flows from operations were positively impacted by settlement of strategic foreign currency hedging transactions, partially offset by an increase in working capital. Cash used in investing activities in the first nine months 2001 reflects higher expenditures for capital additions and the acquisition of certain Hercules resins businesses and, in the first nine months 2000, reflects the acquisition of Sokolov, McWhorter, and other businesses. Cash provided by (used in) financing activities in the first nine months 2001 reflects an increase in commercial paper and other short-term borrowings related to the acquisition of certain Hercules resins businesses and for general operating purposes and, in the first nine months 2000, a repayment of borrowings associated with acquisitions. Cash provided by (used in) financing activities in the first nine months 2001 includes the effect of an increase in treasury stock resulting from a reverse/forward stock split of the Company's common stock approved by the shareowners on May 3, 2001, and the repurchase of shares of the Company's common stock in the first nine months 2000.

For the remainder of 2001, available cash is expected to be used to fund dividends and to reduce outstanding borrowings.

CAPITAL EXPENDITURES AND OTHER COMMITMENTS

For 2001, the Company estimates that depreciation will be about $380 million and that capital expenditures will be no more than $220 million. Long-term commitments related to planned capital expenditures are not material. The Company had various purchase commitments at September 30, 2001, for materials, supplies, and energy incident to the ordinary conduct of business. These commitments, over a period of several years, approximate $1.4 billion.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in July 2005, and to a short-term $165 million credit agreement (the "Credit Agreement") expiring in December 2001. Any borrowings under the Credit Facility or the Credit Agreement are subject to interest at varying spreads above quoted market rates, principally LIBOR. At September 30, 2001, Eastman had borrowed $98 million under the Credit Facility to diversify its funding sources during the disruption in the commercial paper markets caused by the events of September 11, 2001. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees for the Credit Facility was 0.125% as of September 30, 2001 and December 31, 2000. The rate for such fees for the Credit Agreement was 0.125% as of September 30, 2001. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. Because the Credit Facility that provides liquidity support for the commercial paper expires in July 2005, the commercial paper borrowings are classified as long-term borrowings as the Company has the ability to refinance such borrowings long term. As of September 30, 2001, the Company's commercial paper outstanding balance was $553 million at an effective interest rate of 4.02%. At December 31, 2000, the Company's commercial paper outstanding balance was $400 million at an effective interest rate of 7.37%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. No securities have been sold from this shelf registration.

In 1999, the Company entered into an agreement that allows the Company to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at September 30, 2001 and December 31, 2000. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees to be paid by the Company under this agreement are based on certain variable market rate indices. For additional information concerning this agreement, see
Note 12 to the Consolidated Financial Statements.

The Company is currently authorized to repurchase up to $400 million of its common stock. In the second quarter 2001, a total of 77,069 shares of common stock at a total cost of approximately $4 million, or an average price of $53 per share, were repurchased. This repurchase was the result of a reverse/forward stock split of the Company's common stock which was approved by the shareowners on May 3, 2001. During 2000, 1,575,000 shares of common stock at a total cost of approximately $57 million, or an average price of approximately $36 per share, were repurchased under this authorization. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

The Company anticipates that no contribution to its defined benefit pension plan will be required in the fourth quarter 2001. However, Eastman Chemical
Company's future pension obligations, including projected annual contributions, are affected by general economic conditions (particularly interest rates), the actual investment return on plan assets, retirement and attrition rates for employees, federal government regulation and other factors.

Available sources of capital, together with cash flows from operations, are expected to be sufficient to meet foreseeable cash flow requirements.

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the third quarter of 2001 and 2000 and $1.32 per share in the first nine months of 2001 and 2000, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each Statement which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The Company expects the adoption of these accounting standards to result in certain of its intangibles being subsumed into goodwill and to have the impact of reducing annual amortization of goodwill and intangibles, now included primarily in results for the CASPI segment, by approximately $16 million commencing January 1, 2002. As the impairment review of goodwill and certain intangibles has not yet been completed, the impact on results of operations of any potential write-down resulting from an impairment review has not yet been determined.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) normal use of the asset.

The Company is required and plans to adopt the provisions of SFAS No. 143 January 1, 2003. Upon initial application of the provisions of this Statement, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The cumulative effect, if any, of initially applying this Statement will be recognized as a change in accounting principle. The Company has not yet assessed the impact of this Statement on its financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The Company is required and plans to adopt the provisions of SFAS No. 144 January 1, 2002, and does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

OUTLOOK

For the fourth quarter of 2001, the Company:

- Anticipates that the total cost of purchasing propane and energy will increase over the third quarter 2001;

- Expects sales volume for EASTAPAK PET polymers in the Polymers segment to be similar to the third quarter 2001, even with a normal seasonal downturn and expects some pressure on pricing as raw material costs decline;

- Expects polyethylene sales volume in the Polymers segment to be lower compared to the third quarter 2001 and the fourth quarter 2000, and expects some pressure on selling prices as a weaker economy affects demand;

- Expects to eliminate additional labor and non-labor costs, raising the total cost reduction from $200 million at year-end 2000 to $300 million by year-end 2001;

- Expects costs for upgrading Eastman's enterprise resource planning software system from SAP R2 to SAP R3 to continue as implementation is planned to be essentially completed in all regions by year-end 2001;

- Expects sales volume for the CASPI segment in total to be down versus the third quarter 2001 due to normal seasonal downturn and the weaker global economy, but expects a seasonal increase in sales volume for the inks product line;

- Expects acetate tow sales volume in the Fibers segment to be flat year over year and earnings for the Fibers segment to be similar to 2000;

- Expects to further integrate recent acquisitions in the CASPI segment into the Company's processes, that the cost structure related to the acquired assets will continue to improve as integration efforts progress, and to announce additional restructuring plans;

- Expects to continue to recognize costs related to ShipChem, as it builds capability to add new customers;

- Expects to continue to incur costs related to its pursuit of a plan to become two independent companies through the spin-off of Eastman Company;

- Anticipates that its capital expenditures for 2001 will be no more than $220 million;

- Expects to reduce inventory levels in preparation for its planned spin-off of Eastman Company.

Based, in part, upon the expectations described above, and on anticipated normal seasonal volume decline in fourth quarter and the continued effect of weakened worldwide economic demand, as of October 26, 2001 (the date of its third quarter 2001 sales and earnings press release) the Company anticipated that earnings per share excluding nonrecurring items in the fourth quarter 2001 will be lower than in the third quarter 2001.

By the end of 2001, the Company expects to become two independent publicly traded companies:

         - Eastman Company, which will be a global manufacturer of speciality chemicals and plastics; and

         - Voridian Company, which will be a global manufacturer of polyethylene terephthalate polymers, or PET polymers, acetate fibers and polyethylene products.

Assuming the spin-off occurs, Eastman Company will include three of the operating segments of Eastman Chemical Company - Coatings, Adhesives, Specialty Polymers, and Inks; Performance Chemicals and Intermediates; and Speciality Plastics. Voridian Company will consist of two of the operating segments of Eastman Chemical Company - Polymers and Fibers.

On November 1, 2001, Eastman Chemical Company received a favorable determination from the Internal Revenue Service ("IRS") that the spin-off as structured will be tax-free. The completion of the spin-off is subject to many conditions, including governmental and other approvals, shareowner approval and other customary conditions, many issues of which are still pending. The Company:

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

- Expects Eastman Company to employ approximately 80% of the Company's worldwide number of employees and Voridian Company to employ approximately 20% of the Company's worldwide number of employees;

- Expects to complete the final public filing of the Form 10 with the SEC in mid-November and to distribute the final information/proxy statement by mid-November, in advance of the December shareowners' meeting to approve the spin-off.

Beyond 2001, the Company:

- Anticipates that global PET polymers capacity utilization rates, projected to peak in 2002 or 2003, will be negatively impacted if known capacity additions and fiber plant conversions materialize or if worldwide demand growth for PET polymers is less than the 10% projection. The Company also anticipates that if some of the known capacity additions do not materialize or if demand exceeds the 10% growth projections, capacity utilization in 2003 could be the same or greater than 2002;

- Expects the separation of Eastman Company from Voridian Company will allow the two companies to concentrate their respective efforts and resources on specific strategies to create shareowner value, providing shareowners with ownership interests in two highly focused entities;

- Expects that the Board of Directors for each new company will determine its own company's dividend policy, but anticipates that the initial combined dividend of the two new companies will be between $1.08 and $1.20 per share, based on an assumed distribution ratio of one for one;

- Anticipates the capital structure of each new company will be appropriate for the company's financial profile and that each company will maintain investment-grade ratings.

FORWARD-LOOKING STATEMENTS

The expectations under "Outlook" and certain other statements in this report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned capacity increases and utilization; capital spending; expected depreciation and amortization; environmental matters; legal proceedings; effects of hedging raw material and energy costs and foreign currencies; global and regional economic conditions, and their effect on manufacturing and chemical industries and on Eastman; raw material and energy costs; overall demand for chemicals, fibers, and plastics; future earnings from recently acquired businesses and assets; supply and demand, volume, price, cost, margin, and sales and earnings and cash flow expectations and strategies for individual products, businesses, and segments as well as for the whole of the Company; cash requirements and uses of available cash; cost reduction targets; development, production, commercialization, and acceptance of new products, services, and technologies; acquisitions and the related successful integration, as well as dispositions of certain businesses and assets, and product portfolio changes; and the planned separation of Eastman's current businesses into two independent public companies by the end of 2001 through the spin-off of Eastman Company and the renaming of Eastman Chemical Company to Voridian Company.

These plans and expectations are based upon certain underlying assumptions, including those mentioned within the text of the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors, all of which are subject to change at any time. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those projected in any such forward-looking statements:

- The Company has announced that it will separate into two independent public companies by the end of the fourth quarter, 2001, through a spin-off in the form of a tax-free stock dividend. The separation of Eastman's business into two companies -- Eastman Company, which will be a global manufacturer of specialty chemicals and plastics, including the coatings, adhesives, specialty polymers and inks, performance chemicals and intermediates and specialty plastics businesses of Eastman Chemical Company, and Voridian Company, which will be a global manufacturer of polyethylene terephthalate polymers, or PET polymers, acetate fibers and polyethylene products -- is expected to allow the two companies to concentrate their respective efforts and resources on strategies specific to each business, providing shareowners with ownership interests in two highly focused entities. There can be no assurance that any or all of such goals or expectations will be realized. Among the factors that could negatively impact the financial performance and liquidity of either of the companies is the allocation of the Company's indebtedness between Eastman Company and Voridian Company resulting from the spin-off. If either or both are substantially more leveraged than the Company was, then this may result in greater risk of financial distress or instability.

- The Company has manufacturing and marketing operations throughout the world, with approximately 40% of the Company's revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could cause products to become relatively more expensive for non-U.S. customers and reduce demand for products, which could affect the Company's revenues, expenses, and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools could also affect revenues, expenses, and results, and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

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

- The Company has made and may continue to make acquisitions, divestitures, and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions would be subject to the timely receipt of necessary regulatory and other consents and approvals which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Further, due to its size or relative market position, the Company may find it more difficult or expensive to find suitable acquisition candidates, resulting in increased difficulties or expenses in executing its business strategies. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.

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

- The Company owns assets in the form of equity investments in other companies, including joint ventures, e-commerce investments, and its investment in Genencor. Such investments, some of which are minority investments in companies which are not managed or controlled by the Company, are subject to all of the risks associated with changes in value of such investments, including: dilution of the Company's ownership interest due to subsequent financings at lower per share prices; declines in the market value of such investments due to the investee's inability to obtain additional financing on favorable terms; and declines in the market valuation of those companies whose shares are publicly traded.

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

         ---------------
         EASTAPAK is a registered trademark of Eastman Chemical
         Company.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

GENERAL

The Company and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any pending matters, including the sorbates litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition or results of operations. However, adverse developments could negatively impact earnings in a particular period.

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

In addition, the Company, along with other companies, has been named a defendant in a number of antitrust lawsuits in various federal and state courts, brought subsequent to the Company's plea agreements as putative class actions on behalf of certain direct and indirect purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the plaintiffs paid more for sorbates than they would have paid absent the defendants' conspiracy. The plaintiffs in most cases seek damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. The Company has reached final and preliminary settlements in direct and indirect purchaser class actions. Each of the remaining class actions is in the preliminary discovery stage, with no class having been certified to date.

The Company has also been included as a defendant in two separate lawsuits concerning sorbates currently pending in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation, and Nabisco, Inc; and the other filed on behalf of Conopco, Inc. Both lawsuits allege that the defendants engaged in a conspiracy to fix the price of sorbates in violation of Section One of the Sherman Act and that the plaintiffs were direct purchasers of sorbates from the defendants. These plaintiffs elected to opt out of the final class action settlement of direct purchaser cases and are pursuing their claims individually. In addition, several indirect purchasers of sorbates have recently opted out of a proposed settlement, and have filed a separate action against the Company and other sorbates producers in state court.

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

ENVIRONMENTAL MATTER

On October 31, 2001, the Company's Lawter International subsidiary and the Attorney General of the State of Wisconsin agreed to settlement of a civil action alleging unpermitted construction and operation from April 1997 to October 1999, of the gravure solution tank at Lawter's Pleasant Prairie, Wisconsin plant. Under the terms of the settlement, Lawter will pay a civil penalty of $130,000 on or before November 30, 2001.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 35.

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Eastman Chemical Company



Date: November 14, 2001                By: /s/ James P. Rogers
                                          --------------------------------------
                                          James P. Rogers
                                          Senior Vice President and
                                            Chief Financial Officer

                                  EXHIBIT INDEX

    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
----------------    ---------------------------------------------------------------------------    -----------------
     3.01           Amended and Restated Certificate of Incorporation of Eastman Chemical
                    Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman
                    Chemical Company's Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2001)

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


    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
----------------    ---------------------------------------------------------------------------    -----------------

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

     12.01          Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges                      37

     99.01          Operating Segment Information (Sales Revenue Change, Volume Effect and
                    Price Effect)                                                                                38

     99.02          Acquisition Information (Sales Revenue and Volume Growth Comparison --
                    With and Without Acquisitions)                                                            39-40

-------------------------------------------------------------------------------