Form 10-K405
period 2001-12-31
EASTMAN CHEMICAL CO
filed 2002-03-12
CIK 915389

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2001

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

--------------------------------------------------------------------------------
                 PAGE 1 OF 151 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 96

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value (based upon the closing price on the New York Stock Exchange on January 31, 2002) of the 76,875,418 shares of voting stock held by nonaffiliates as of December 31, 2001 was approximately $3,087,316,787, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude stock that may be deemed beneficially owned as of December 31, 2001 by the current directors and executive officers, and the Company's charitable foundation, some of whom might not be held to be affiliates upon judicial determination. At December 31, 2001, 77,137,914 shares of common stock of the registrant were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders (the "2002 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-12 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

                           FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are "forward-looking" in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; effects of hedging raw material and energy costs and foreign currencies; global and regional economic conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit rating; cost reduction targets; integration of recently acquired businesses; development, production, commercialization, and acceptance of new products, services, and technologies; asset and product portfolio changes.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included with such forward-looking statements and in Part II--Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements."

                                TABLE OF CONTENTS

ITEM                                                                                            PAGE
----                                                                                            ----
                                               PART I

1.      Business                                                                                4-22
        Executive Officers of the Company                                                         23

2.      Properties                                                                             24-25

3.      Legal Proceedings                                                                         26

4.      Submission of Matters to a Vote of Security Holders                                       27

                                              PART II

5.      Market for the Registrant's Common Stock and Related Stockholder Matters                  28

6.      Selected Financial Data                                                                   29

7.      Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                          30-52

7A.     Quantitative and Qualitative Disclosures About Market Risk                                53

8.      Financial Statements and Supplementary Data                                            54-90

9.      Changes in and Disagreements With Accountants on Accounting and
        Financial Disclosure                                                                      91

                                              PART III

10.     Directors and Executive Officers of the Registrant                                        92

11.     Executive Compensation                                                                    92

12.     Security Ownership of Certain Beneficial Owners and Management                            92

13.     Certain Relationships and Related Transactions                                            92

                                              PART IV

14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          93

                                             SIGNATURES

        Signatures                                                                             94-95

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

Eastman is the largest producer of polyethylene terephthalate ("PET") polymers for packaging based on market share and is a leading supplier of raw materials for paints and coatings, inks and graphic arts, adhesives, textile sizes, and other formulated products, and of cellulose acetate fibers. Eastman has 41 manufacturing sites in 17 countries that supply major chemicals, fibers, and plastics products to customers throughout the world. In 2001, the Company had sales revenue of $5.4 billion, an operating loss of $126 million, and a net loss of $179 million. Loss per diluted share was $2.33.

On February 11, 2002, the Company announced that it was canceling its previously disclosed plan to spin off its specialty chemicals and plastics businesses. The Company originally announced its plan for the spin-off in February 2001 and then later reported that the planned spin-off would be delayed due to adverse market conditions and the lack of near-term visibility. Much of 2001 was spent pursuing the planned spin-off, the goal of which was to separate Eastman's businesses so that each could set its own course for growth, resource allocation and strategies, ultimately maximizing stockholder value. Although the spin-off was canceled, the work that the Company did internally to separate the businesses allowed it to set up a divisional structure that provides focus on being a low-cost producer of market-leading products in its Voridian Division and concentration on development of new products and services in its Eastman Division.

The Company's products and operations are managed and reported in five operating segments. Eastman Division, previously called the Chemicals Group, contains the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment; the Performance Chemicals and Intermediates ("PCI") segment; and the Specialty Plastics ("SP") segment. Voridian Division ("Voridian"), previously called the Polymers Group, contains the Polymers segment and the Fibers segment.

In 2001, Eastman Division accounted for 58% of total Company revenues and Voridian accounted for 42% of total Company revenues. Within Eastman Division, revenues were attributable 48% to the CASPI segment, 36% to the PCI segment, and 16% to the SP segment. Within Voridian, revenues were attributable 72% to the Polymers segment and 28% to the Fibers segment.

EASTMAN DIVISION

BUSINESS AND INDUSTRY OVERVIEW

Operating in a variety of markets with varying growth prospects and competitive factors, the segments in Eastman Division manufacture a diverse portfolio of specialty chemicals and plastics that are used in a wide range of consumer and industrial markets. With 36 manufacturing sites in 16 countries, Eastman Division is focused on providing its customers with chemicals and plastics products that meet their evolving needs.

The CASPI segment generally competes in the markets for raw materials for paints and coatings, inks and graphic arts and adhesives. Growth in these markets in North America and Europe typically coincides with economic growth in general, due to the wide variety of end uses for these applications and the particular dependence on the economic conditions of the market for durable goods. Higher growth sub-markets exist within North America and Europe, driven primarily by increasing governmental regulation. Industry participants are promoting, for example, products and technologies primarily designed to reduce air emissions. Growth outside of North America and Europe is substantially higher, driven primarily by the increasing requirements of industrializing economies.

The adhesives raw materials market is an approximately $10 billion market, according to Company estimates. Historically, this market's growth rate has been consistent with general economic growth. In addition to steady overall market growth, Eastman believes that greater growth opportunities exist for hot melt adhesives due to their superior performance characteristics and the resulting ability to displace other adhesives.

The PCI segment competes in diverse markets for its intermediates, specialty organic and custom manufacturing chemicals offerings. Specialty organic chemicals products are specifically developed based on product performance criteria, which make market quantification difficult. Instead, the focus in this market is on specific opportunities for value added products, and market size, growth opportunities and other industry characteristics are a function of the level and extent to which a producer chooses to participate in niche opportunities driven by these customer specifications. For other PCI products, the markets are varied, from durables to food products to pharmaceuticals and, although opportunities for differentiation on service and product offerings exist, these products compete primarily on price.

The SP segment competes in the market for the development of plastics that meet specific performance criteria, typically determined on an application-by-application basis. Development is dependent upon a manufacturer's ability to design products that achieve specific performance characteristics determined by the customer, while doing so either more effectively or more efficiently than alternative materials such as polycarbonate and acrylic, metals or glass. Increases in market share are gained through the development of new applications, substitution of plastic for other materials and, particularly, displacement by plastic resins in existing applications. The Company estimates that the market growth for copolyesters, which has historically been high due to the relatively small market size, will be substantially higher than general economic growth due to displacement opportunities. Eastman believes the cellulosic plastics markets have been growing, and will continue to grow, at or near the rate of the economy in general.

STRATEGY

The Company's objectives for Eastman Division are to improve gross margins, accelerate revenues and earnings growth through exploiting growth opportunities in its core businesses, and build capabilities for future growth. The key elements of this strategy include:

-        IMPROVE GROSS MARGINS

         -        INTEGRATE ACQUISITIONS

         The Company recently completed a number of acquisitions in its Eastman Division and is currently integrating these acquired businesses into its operations. As part of its integration process, the Company is applying its historical expertise in manufacturing process improvements and supply chain management to these businesses. In particular, the Company has completed the deployment of its management teams among the businesses it has acquired as part of the CASPI growth strategy, and expects to complete the worldwide implementation of its enterprise resource planning systems among these operations in mid-2002.

         -        REDUCE COSTS AND IMPROVE CAPACITY UTILIZATION

         The Company intends to continue to implement historically successful initiatives to eliminate inefficiencies and unnecessary costs, as well as improve manufacturing processes, all with the goal of improving the cost structure of Eastman Division segments. The economic downturn in 2001 reduced demand for Eastman Division's products, but the Company is well positioned to achieve benefits from improved capacity utilization without the need for significant incremental capital investment, a result of recent investments in additional capacity, particularly in oxo chemicals and coatings products.

-        EXPLOIT GROWTH OPPORTUNITIES IN CORE BUSINESS

         -        DEVELOP NEW SPECIALTY PRODUCTS AND EXPAND INTO NEW MARKETS

         Eastman believes that it is a market leader based on sales in a number of Eastman Division's product lines, and is focused on growth through continued innovation and displacement of competitive products with offerings that provide greater functionality or better value. Recent examples of the continued focus on the development of new and innovative products are DuraStar(R), Embrace(R), and Provista(R) in the SP segment. Recent examples of efforts to enter new markets include the aggressive introduction by the CASPI segment of coatings products using waterborne, powder and pigment dispersion technologies to meet the growing requirement for environmentally friendly products.

         -        LEVERAGE OPPORTUNITIES CREATED BY THE BROAD PRODUCT LINE

         The CASPI segment is organized as an integrated platform that combines its leading products and technologies in order to develop additional customer-specific applications. This integrated platform should allow Eastman Division to further benefit from, for instance, its ability to use technology from the adhesives market in applications for the coatings and inks market. Further, Eastman Division is able to offer a broad array of complementary products that customers would otherwise need to obtain from multiple manufacturers, increasing cross-selling opportunities.

-        BUILD CAPABILITIES FOR FUTURE GROWTH

         - DEVELOP CUSTOMER SERVICE ORIENTED INITIATIVES TO LEVERAGE UNIQUE CAPABILITIES

         Within Eastman Division, the Company is expanding beyond the core business of chemicals and plastics manufacturing to develop less capital-intensive service businesses that allow it to take advantage of its long-term customer relationships, operational skills and technological capabilities. One example is Cendian Corporation ("Cendian"), formerly ShipChem, Inc., a wholly owned logistics provider for small to mid-sized chemicals manufacturers which the Company launched in 2000. Cendian combines the Company's long-standing distribution and logistics capabilities and its strong reputation and brand in the chemicals industry with recent information technologies to create a full-scale outsourcing logistics provider for chemicals industry participants. Cendian supports substantially all of the Company's worldwide logistics requirements, as well as providing logistics outsourcing services to other chemicals manufacturers globally.

         Also within Eastman Division, the Company is developing a service business model for coal gasification operations as an alternative clean technology for producing electric power. Recognized as an industry leader in reliability and efficiency of gasification operations, Eastman has operated a coal gasification plant in Kingsport, Tennessee for approximately 19 years. Eastman Division plans to leverage its expertise in gasification by offering operations and maintenance services to third party gasification facilities.

         -        PURSUE OPPORTUNITIES FOR BUSINESS DEVELOPMENT AND
                  DIVERSIFICATION

         Eastman Division currently has in place and continues to pursue opportunities for joint ventures, equity investments and other alliances. These strategic initiatives are expected to diversify and strengthen Eastman Division businesses by providing access to new markets and high-growth areas as well as providing an efficient means of ensuring that Eastman is involved in and supportive of technological innovation in or related to the chemicals industry. The Company is committed to pursuing these initiatives in order to capitalize on new business concepts that differentiate Eastman from other chemical manufacturers and that will provide incremental growth beyond that which is inherent in the chemicals industry and at lesser capital investment requirements. In addition to Cendian and coal gasification services, Eastman Division's current initiatives also include the following:

                  -        GENENCOR

                  Eastman owns a 42% equity interest in Genencor International, Inc. ("Genencor"), a publicly-traded biotechnology company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets, and a developer of integrated genomics technology. The Company, which was an early stage investor and held a 50% interest prior to Genencor's initial public offering in 2000, believes this investment provides the opportunity for a financial return as well as access to complementary technologies that may result in expanded product offerings and additional market penetration. Genencor's common stock is registered under the Securities Exchange Act of 1934 and is listed on the NASDAQ National Market System under the symbol GCOR.

                  -        ARIEL RESEARCH CORPORATION

                  In January 2002, Eastman acquired Ariel Research Corporation ("Ariel"). Ariel, headquartered in Bethesda, Maryland, is a leading provider of worldwide regulatory information and software products that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental, and dangerous goods compliance. Its customers include major global corporations for chemical, pharmaceutical, consumer products, aerospace, electronics and telecommunications markets. The addition of Ariel's capabilities should result in better product stewardship information solutions for the Company's customers.

CASPI SEGMENT

-        OVERVIEW

         Through the CASPI segment, Eastman Division manufactures binders, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions, which are integral to the production of paints and coatings, inks and graphic arts, adhesives, textile sizes and other formulated products. The Company focuses on raw materials rather than finished products in order to develop long-term, strategic relationships and achieve preferred supplier status with its customers. In 2001, the CASPI segment had sales of approximately $1.5 billion, which represented approximately 28% of Eastman's total sales and approximately 48% of Eastman Division's total sales.

         Success in the CASPI segment is dependent upon Eastman Division's ability to realize value from the successful integration of recent acquisitions and to capitalize on organic growth opportunities by offering existing products and technologies to new markets and new products and technologies to customers in multiple markets. For these reasons, activities within the CASPI segment are focused on capitalizing on the higher growth rates in environmentally friendly products such as waterborne, powder and pigment dispersion technologies, and on higher growth geographical markets, such as the Asia Pacific region. With the addition of its recent acquisitions, the CASPI segment has stronger technology capabilities and an international presence that better position it to take advantage of new product growth and international opportunities.

-        PRODUCTS

         The CASPI segment's products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as a key component in paints and inks to form a protective coating or film and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol(R) coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is being extended for use in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where significant value can be achieved.

         The following table describes the CASPI segment's major product groups and the primary (P) and secondary (S) markets into which those products are sold:

                                                                              MARKETS
                                                   --------------------------------------------------------------
                                                       PAINTS AND        INKS AND                      OTHER
                                                        COATINGS       GRAPHIC ARTS   ADHESIVES       MARKETS
         PRODUCT GROUPS

         Binders and resins                                P                 P             P             S
         Liquid vehicles (solvents)                        P                 P             S             S
         Pigment concentrates and additives                P                 P            --             S
         Unsaturated polyester resins                     --                --            --             P
         Polyester and acrylic emulsions                   P                 S             S             P

-        GROWTH STRATEGY

         The CASPI segment's market position has been enhanced through a combination of internal product development and strategic acquisitions of products and technology.

         A key element of the CASPI segment's growth strategy is the continued development and implementation of innovative product offerings in high-growth areas that meet customers' evolving needs and improve the quality and performance of customers' end products. Eastman Division believes that its ability to leverage its broad product line and industry-leading research and development capabilities across the CASPI segment make it uniquely capable of offering a broad array of solutions for new and emerging markets. One example of this type of offering is CMCAB, a new product designed for use in water-based coatings.

         Eastman Division also intends to focus on the expansion of the CASPI segment's product offerings into other high growth areas. These include areas with growth due to specific product developments, such as adhesion promoters, high solids coatings, and water-based products, as well as growth in geographic areas due to the level and timing of industrial development. Due to the Company's global manufacturing presence, it is strategically positioned to take advantage of areas of high industrial growth.

         Eastman Division also seeks to capitalize on the growth potential in the consolidation of recent acquisitions. Over the last several years, the Company has made several strategic acquisitions in the CASPI segment to strengthen its technology and asset position. In 1999, the Company acquired Lawter International, Inc. to strengthen its position in the inks and graphic arts market. In 2000, Eastman acquired McWhorter Technologies Inc. and Chemicke Zavody Sokolov to strengthen its position in specialty resins and colorants, waterborne polymers products, acrylic acid, acrylic esters and other specialty products. In 2001, the acquisition of specified assets of Hercules Incorporated made Eastman the most diversified manufacturer of adhesive raw materials worldwide. The integration of these acquisitions is expected to continue to be a fundamental component of Eastman Division's growth strategy for the CASPI segment, as it believes integration will serve to provide greater access to new customers, technologies and markets. Additionally, successful integration will continue to result in benefits from further operational efficiencies in areas such as manufacturing, supply chain and cost management.

         In the future, the Company intends to continue to leverage its resources by sharing best practices, both internal and those acquired and integrated, across the CASPI segment and throughout the entire company. Although sales and application development is often specialized by end use market, developments in technology may be successfully shared across all end uses. In addition, new product offerings and manufacturing assets will be shared across multiple end uses.

-        CUSTOMERS AND MARKETS

         As a result of the variety of end uses for its products, the customer base in the CASPI segment is broad and diverse. Eastman Division focuses on establishing long-term, customer service oriented relationships with its strategic customers in order to become their preferred supplier. Eastman Division sees significant growth potential in its ability to leverage these relationships to provide sales opportunities in previously underserved markets, as well as expand the scope of its value-added services.

-        COMPETITION

         Competition within the CASPI segment markets varies widely depending on the specific product or product group. Because of the depth and breadth of its product offerings, Eastman does not believe that any one of its competitors presently offers all of the products that it manufactures within the CASPI segment. Additionally, Eastman believes that, based on estimated sales revenue, it is the largest producer of raw materials for the inks and graphic arts market that it serves and the second largest producer of resins for adhesives. However, many of the Company's competitors within portions of its CASPI segment are substantially larger companies, such as The Dow Chemical Company, BASF Corporation, Exxon Mobil Corporation and Rohm and Haas Company, with greater financial and other resources than those of Eastman. Additionally, within each market in this segment, the Company competes with other smaller, regionally focused companies who may have advantages based on location, local market knowledge, manufacturing strength in a specific product or other factors. At any time, any one or more of these competitors could develop additional products to compete with, or that may make obsolete, some of Eastman's current product offerings.

         Eastman does not believe that any of its competitors is dominant within the CASPI segment's markets. Further, the Company attempts to maintain competitive advantages through its level of vertical integration, breadth of product and technology offerings, low-cost position, consistent product quality and process and market knowledge. In addition, Eastman attempts to leverage its strong customer base and long-standing customer relationships to promote substantial recurring business, further strengthening its competitive position.

PCI SEGMENT

-        OVERVIEW

         The Company's PCI segment manufactures diversified products that are used in a variety of environments, including chemicals for agricultural products, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding and custom synthesis and chemical manufacturing intermediates. Custom synthesis and photographic chemicals were historically managed as part of Eastman's fine chemicals product line. The Company believes it has one of the industry's broadest product offerings, offering custom manufacturing and high volume manufacturing of complex organic molecules for customers. In 2001, the PCI segment had sales of approximately $1.1 billion, which represented approximately 21% of Eastman's total sales and approximately 36% of Eastman Division's total sales.

         Because a substantial portion of the PCI segment's sales are derived from higher margin, highly specialized products with niche applications, success in the PCI segment will require the Company to continue to innovate and develop new products and find new applications for its existing products. Eastman Division intends to invest in high growth specialty products, such as additives for food and pharmaceuticals, where the highest returns can be generated. Eastman Division is also concentrating its efforts on new uses for existing products, such as optical brighteners and specialty anhydrides. Some of Eastman Division's products in this segment are more substitutable and price sensitive in nature, requiring the Company to operate on a lower cost basis while maintaining high quality products and customer service.

-        PRODUCTS

         The PCI segment offers over 150 products to customers, many of whom are major producers in a broad range of markets. The following is a summary of key products:

         -        SPECIALTY ORGANIC CHEMICALS

         Eastman manufactures complex organic molecules such as diketene derivatives, specialty ketones, specialty acetyls, optical brighteners and color developers for fiber, food and beverage ingredients and photographic chemicals, which are typically used in market niche applications. The Company also engages in custom manufacturing of complex organic chemicals where business is developed on a customer-by-customer basis after significant consultation and analysis. These niche and custom manufacturing products are typically priced based on the amount of value added rather than supply and demand factors, and are often characterized by higher margins and steady growth rates.

         - OTHER CHEMICALS PRIMARILY FOR CHEMICAL MANUFACTURING, POLYMER COMPOUNDING AND PHARMACEUTICAL APPLICATIONS

         Eastman manufactures a variety of intermediate chemicals based on oxo and acetyl chemistries. The Company is the largest marketer of acetic anhydride in the United States, a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, another key intermediate in the production of vitamins and other specialty products. Eastman manufactures the broadest range of oxo aldehyde derivatives products in the world and owns proprietary technology for the production of epoxybutene ("EpB(R)") oxirane, an intermediate with growing use in pharmaceuticals and other small volume, high value specialty products. The Company's other products include plasticizers, glycols and polymer intermediates. Many of the products in this portion of the PCI segment are priced based on supply and demand of substitute and competing products. In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base.

-        GROWTH STRATEGY

         A two-pronged strategy for success in the PCI segment focuses on continuing to develop and access markets with high growth potential for its specialty organic chemicals, while maintaining its competitive advantage as a low-cost, high quality and customer service oriented supplier of products to other chemicals customers. The Company engages in customer focused research and development initiatives in order to develop new products and find additional applications for existing products, both in response to, and in anticipation of, customer needs. The Company believes that this strategy will enable it to remain a leader in application-specific, high margin PCI products. For example, Eastman is leveraging its expertise in chemicals manufacturing to jointly develop with Genencor a new process for making ascorbic acid, or Vitamin C, which should significantly lower manufacturing costs over current processes. Additionally, Eastman has been successful in developing new applications for some of its existing PCI products. For instance, SAIB, which has long been used as a coatings additive and for inks end-uses, has a new application in the U.S. as a stabilizer in citrus flavored drinks. Food and Drug Administration regulations now allow the use of SAIB for this application and this market is beginning to emerge. In the future, the Company expects to continue to capitalize on applications such as these in biotechnology and in other industries, and intends to seek to create additional opportunities to apply its products in new and innovative ways.

         In order to build on and maintain its status as a low cost producer, Eastman continuously focuses on cost control, operational efficiency and capacity utilization in order to maximize earnings. The Company's highly integrated and world-scale manufacturing facilities position it to achieve its strategic goals. For example, the Kingsport, Tennessee manufacturing facilities allow the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. Similarly, at the Longview, Texas facility, the PCI segment utilizes local ethane and propane supplies along with Eastman's proprietary oxo-technology in the world's largest single-site oxo-aldehyde manufacturing facility to produce a wide range of alcohols, esters and other derivatives products. These integrated facilities, combined with large scale production processes and continuous focus on additional process improvements, allow the Company to remain cost competitive with, and for many products cost-advantaged over, its competitors.

-        CUSTOMERS AND MARKETS

         Because of the niche applications of the PCI segment's organic chemical products, each individual product offering is tailored to specific end uses. Other performance chemicals and intermediates are more readily substitutable, and have a more identifiable potential customer base. In order to obtain a better understanding of its customers' requirements, which in turn allows it to focus on developing application-specific products, the Company focuses on establishing long-term, partnership-oriented relationships with its customers. From time to time, customers decide to vertically integrate their own processes and internally develop products or diversify their sources of supply that had been provided by Eastman. Although historically Eastman has been able to replace business lost under these circumstances through expanding relationships with other customers or expanding product offerings, there can be no assurance that it will be able to continue to do so in a timely manner, or at all. Based upon indications from a large customer of the PCI segment that it does not intend to renew its contract for a custom synthesis product beyond 2002, Eastman does not expect to pursue that product in the future. Sales of that product represented approximately 2% of Eastman's sales for 2000 and approximately 5% of Eastman's operating earnings for 2000. Financial results reported after June 30, 2001 reflect a minimal contribution to operating earnings from this contract.

         The markets for products with market-based pricing in the PCI segment are cyclical. This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. Demand, in turn, is based on general economic conditions, energy prices, consumer demand and other factors beyond the Company's control. Eastman may be unable to increase or maintain its level of sales in periods of economic stagnation or downturn, and its future financial results may experience fluctuations from period to period due to these economic conditions. The Company believes these markets are currently in the "trough" of the cycle. Cyclicality is expected to remain a significant factor in the PCI segment, particularly in the near term, as existing capacity becomes absorbed and utilization rates increase from current levels. The Company believes that, as excess capacity disappears, this market cycle will improve.

-        COMPETITION

         For specialty organic chemicals and other niche applications, there are typically few equivalent products, as the products and their applications are very specialized. For this reason, producers compete with others only to the extent they attempt to manufacture similar or enhanced products that share performance characteristics. Barriers to entry in this market have typically been cost, either due to raw material, integration, size or capacity issues, technology and customer service. On a general level, the primary competitors of Eastman for specialty organic chemicals are multinational specialty chemical manufacturers such as Ciba Specialty Chemicals Holding Inc., Clariant International Ltd. and Lonza Group Ltd. Recently, an increasing number of producers, primarily from China and India, have been entering the market primarily on price, benefiting from low-cost labor, less stringent environmental regulations and government support. These producers may later focus on improving their product quality and customer service. Although the entry of new competitors is impacting the pricing of existing products, Eastman believes it currently maintains a competitive advantage over these competitors due to the combination of its successful research and development applications, its low-cost manufacturing base due to vertical integration, its long-term customer relations and related customer service focus, as well as the fact that these suppliers are frequently unable to produce products of consistently high quality.

         For the majority of the PCI segment's products with market-based pricing, there have historically been significant barriers to entry, namely the fact that the relevant technology has been held by a small number of companies. As this technology has become more readily available, competition from multinational chemicals manufacturers has intensified. Eastman competes with these and other producers primarily based on price, as products are interchangeable, and, to a lesser extent, based on technology, marketing and other resources. While some of the Company's competitors within the PCI segment have greater financial resources than Eastman does, which may better enable them to compete on price, the Company believes it maintains a strong position due to a combination of its scale of operations, breadth of product line, level of integration and technology leadership. For manufacturers of products with market-based pricing, there continues to be increasing consolidation, as evidenced by the combination of Dow and Union Carbide Corporation in 2001. Additionally, manufacturers in other raw material-rich nations, such as Saudi Arabia, have begun to compete in these markets.

SP SEGMENT

-        OVERVIEW

         The SP segment produces highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as consumer products, medical devices, electrical connectors, medical packaging, heavy gauge sheeting for signs and displays, specialty packaging films and tape. In 2001, the SP segment had sales of approximately $500 million, which represented approximately 9% of Eastman's total sales and approximately 16% of Eastman Division's total sales.

         Specialty copolyesters products within the SP segment, including modified specialty copolyesters such as Eastar(R) and Spectar(R), have higher than industry average growth rates. Eastman's specialty copolyesters, which generally are based on Eastman's market leading supply of CHDM modified polymers, typically fill a market position between polycarbonates and acrylics. While polycarbonates traditionally have had superior performance characteristics, acrylics have been less expensive. Specialty copolyesters combine superior performance with competitive pricing and are taking market share from both polycarbonates and acrylics as their performance characteristics continue to improve and their pricing remains competitive.

         The specialty copolyesters market also includes environmentally friendly specialty copolyesters and plastic sheeting that allow for flexibility in designing signs and displays. The SP segment includes cellulosic plastics, which has historically been a steady business with strong operating margins for the Company, and also includes what Eastman believes is a North American market leading position in cellulose esters for tape and film products and cellulose plastics for molding applications.

         Eastman has the ability within its SP segment to modify its polymers and plastics to control and customize their final properties, creating numerous opportunities for new application development, including the expertise to develop new materials and new applications starting from the molecular level in the research laboratory to the final designed application in the customer's plant. In addition, the SP segment has a long history of manufacturing excellence with strong process improvement programs providing continuing cost reduction.

         Manufacturing process models and information technology systems support global manufacturing sites and provide monitoring and information transfer capability that speed up the innovation process.

-        PRODUCTS

         The SP segment's key products are:

         -        COPOLYESTERS

         Copolyesters are designed to meet customer needs in a wide range of markets from film and sheet to injection-molded consumer goods. The strengths of copolyesters are toughness, ease of fabrication, transparency, and chemical resistance.

         -        CELLULOSIC PLASTICS

         The Company's cellulosic plastics fill several niches in consumer products where clarity and chemical resistance are key performance characteristics.

         Typically, products in the SP segment progress through a "life cycle" from introduction to maturity. At introduction, products are highly specialized, have been created in response to customer desires for specific performance and have higher margins and lower volumes. As products progress into the growth phase, sales volumes accelerate and growth rates are maximized due to market acceptance and lack of competitive products. As these products mature, competitive products at lower prices or with superior performance characteristics are developed by Eastman and others, thereby reducing both volumes and margin on the original product.

         Eastman Division's primary emerging products include: Eastar Bio(R) copolyester for new film and packaging applications; Kelvx(TM) resins for higher temperature sheet applications; and Titan(TM) LCP resins for electronic components. Eastman Division's primary products in the growth phase include: Embrace(R) copolyester for shrink label applications; Provista(R) polyester for retail displays; and DuraStar(R) polyester for cosmetic and household appliance applications. Eastman Division attempts to continuously develop and introduce new products with enhanced performance characteristics to capitalize on high growth opportunities.

-        GROWTH STRATEGY

         The SP segment is focused on innovation and marketing and, within the past three years, has commercialized over 15 new products. Eastman Division believes that the continued differentiation of its current offerings, and introduction of new products will provide access to previously underserved markets, such as its introduction of polymers with higher heat resistance and products designed to be environmentally friendly. Additionally, the SP segment develops product enhancements in order to respond to specific market needs, and expects this to result in increased market penetration for existing products.

         The Company expects to continue to pursue profitable alliances with strategic customers to engage in branding in order to increase name recognition, to offer one of the industry's widest varieties of products and to maintain its focus on high growth markets, all with the intent of maximizing the return from its recognized brand position in its SP products.

-        CUSTOMERS AND MARKETS

         The customer base in the SP segment is broad and diverse, consisting of over 900 companies worldwide in a variety of industries. Particularly in the SP segment, Eastman Division seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles. By doing so, Eastman Division is better able to understand its customers' needs as those customers develop new products, and more effectively bring new solutions to market. Additionally, Eastman Division builds additional brand loyalty, lengthening the time before its products compete based entirely on price.

-        COMPETITION

         Competition for Eastman Division's products in the SP segment varies as a function of where the products are in their life cycle. For example, the SP segment's products in the introduction phase of the life cycle compete mainly on the basis of performance. As products begin to advance in the life cycle, and substitute products come into existence, the basis of competition begins to shift, taking into account factors such as price, customer service and brand loyalty. At maturity, where one or more competitors may have equivalent products in the market, competition is based primarily on price. Many large, well-recognized manufacturers produce substitute products of different materials, some of which may offer better performance characteristics than those of the Company, and some of which may be offered at a lower price. Eastman Division has a full array of products moving across the SP life cycle.

         For example, two commonly used plastics materials in the heavy gauge sheet market are acrylic and polycarbonate. In general, acrylics are lower in cost, but polycarbonates provide higher performance. Eastman's products capture portions of both markets. Customers of the SP segment can select from products that offer improved performance over acrylics at a slightly higher cost, or products that are lower cost than polycarbonates while still possessing excellent performance properties. In this way, the SP segment is able to meet the industry need for low cost, high performance plastics materials and maintain a significant advantage over its competitors.

         Eastman Division believes that it maintains competitive advantages over its competitors in the SP segment throughout the product life cycle. At product introduction, Eastman Division's breadth of offerings combined with its research and development capabilities and customer service orientation enable it to quickly bring a wide variety of products to market. As products enter the growth phase of the life cycle, Eastman Division is able to continue to leverage its product breadth by receiving revenues from multiple sources, as well as retaining customers from long-term relationships. As products become price sensitive, Eastman Division can take advantage of its scale of operations and vertical integration to remain profitable as a low cost manufacturer.

         Eastman Division believes it has competitive advantages in copolyester and cellulose ester plastics. However, new competitors have begun to enter the copolyester marketplace. These new competitors cannot yet produce the wide variety of specialty copolyesters offered by Eastman Division or offer the same level of technical assistance. Additionally, Eastman Division believes that it continues to maintain cost advantages because of its scale of operations and manufacturing experience. There can be no assurance, however, that the Company will be able to maintain this competitive advantage, and if it is unable to do so, its financial condition and results of operations could be adversely affected.

EASTMAN DIVISION GENERAL INFORMATION

SALES, MARKETING, AND DISTRIBUTION

The Company markets Eastman Division products primarily through a global sales organization, which has a presence in the United States as well as in over 35 other countries around the world. Eastman Division has a number of broad product lines which require a sales and marketing strategy that is tailored to specific customers in order to deliver high quality products and high levels of service to all of its customers worldwide. Judgment and process knowledge are critical in determining the application of Eastman Division's products for a particular customer. Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its three strategic business segments, Eastman Division is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals and plastics.

Eastman Division's products are marketed through a variety of selling channels, with the majority of sales being direct and the balance sold primarily through indirect channels such as distributors. International sales tend to be made more frequently through distributors than domestic sales. Eastman Division's customers throughout the world have the choice of obtaining products and services through Eastman's website, www.eastman.com, through any of the global customer service centers, or through any of Eastman's direct sales force or independent distributors. Customers who choose to use the Company's website can conduct a wide range of business transactions such as ordering online, accessing account and order status and obtaining product and technical data.

Eastman is an industry leader in the implementation and utilization of e-business technology for marketing products to customers and was one of the first chemical companies to offer this capability to its customers. Eastman views this as an opportunity to increase supply chain efficiency by having an enterprise resource-planning platform with connectivity to customers. These sales and marketing capabilities combine to reduce costs and provide a platform for growth opportunities for the Company by providing potential customers new methods to access Eastman's products.

Eastman Division's products are shipped to customers directly from Eastman's manufacturing plants as well as from distribution centers worldwide, with the method of shipment generally determined by the customer. In order to further capitalize on its expertise and minimize its costs, the Company completed the outsourcing of all of its North American logistics needs to Cendian in 2001. Cendian now supports substantially all of the Company's worldwide logistics requirements, as well as providing logistics outsourcing services to other chemicals manufacturers globally.

INTELLECTUAL PROPERTY AND TRADEMARKS

The Company considers its Eastman Division-related intellectual property portfolio to be a valuable corporate asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets. The Company's primary strategy regarding its Eastman Division-related intellectual property portfolio is to protect all innovations that provide its segments with a significant competitive advantage. The Company also derives significant value from its intellectual property by actively licensing and selling patents and expertise worldwide and by donating patents to educational institutions. In addition, when appropriate, the Company licenses technology from third parties that complement Eastman Division's strategic business objectives. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot assure that it will be able to adequately protect its intellectual property assets.

RESEARCH AND DEVELOPMENT

Eastman Division devotes significant resources to its research and development programs, which are primarily targeted towards three objectives:

- improving existing products and processes to lower costs, improving product quality, and reducing environmental impact;

-        developing new products and processes; and

-        developing new product lines and markets through applications research.

Achievements in research and development during the last several years include enhancements of the oxo chemistry technology, development of new copolyesters for specific market applications, improved specialty polyester manufacturing expertise and a significant expansion in coatings technologies. More recently, Eastman Division has discovered and is developing a series of catalysts that produce single enantiomer molecules, either left or right handed, that have large market potential in the pharmaceutical and other industries.

VORIDIAN DIVISION

BUSINESS AND INDUSTRY OVERVIEW

The Company's Voridian Division is the largest producer of PET polymers for packaging based on market share and is one of the two largest producers of acetate tow worldwide. With nine manufacturing plants in seven countries and two contract manufacturing arrangements in Asia and one in North America, Voridian is globally positioned to serve its growing markets.

PET polymers are clear, lightweight plastics used principally in packaging applications such as containers for beverages, edible oils, and other foods. To a lesser extent, they are also used in films and sheet for packaging and consumer and industrial applications. Defining characteristics include high strength, light weight, durability, clarity, versatility, low cost, safety, and recyclability.

PET polymer capacity is more concentrated than for many plastics. The top eight PET polymer producers account for approximately 55% of global capacity, and in North America, the top five producers account for 90% of total capacity, according to industry estimates. The European market is less concentrated than North America, with the top five producers accounting for 60% of total capacity. The Company's Voridian Division has been the world's leading PET polymer producer for over ten years.

In 2001, the worldwide market for PET polymers, including containers, film and sheet, was over 7.5 million metric tons, representing about $8.0 billion in sales. Demand for PET polymers has grown briskly over the past several years, driven by its popularity as a substitute for glass in packaging and consumer applications. PET polymers have already made significant inroads in soft drink and water bottles, and producers are currently targeting markets such as hot-fill and barrier containers for beer, soups and sauces. Industry analysts report that PET polymers consumption grew worldwide from 1.0 million metric tons in 1989 to 4.4 million in 1998, a compound annual growth rate of 17.7%. Global demand for PET polymers is expected to grow approximately 10% annually over the next four years. The strong growth in demand, coupled with ease of access to manufacturing technology, has resulted in the presence of approximately fifty suppliers in this market, up from fewer than twenty in 1995. Capacity utilization rates in Western Europe and the Americas are expected to remain steady in 2002 and decline slightly in 2003 if expected additions to capacity materialize.

Voridian's polyethylene products consist of both low density polyethylene, or LDPE, and linear low density polyethylene, or LLDPE. According to industry analysts, growth in this combined polyethylene market in North America is expected to be from 2% to 3% through 2005. Competitive advantages in this market will be gained through increased operating efficiencies and new product offerings.

Cellulose acetate fiber is used primarily in the manufacture of acetate tow for cigarette filters. Cellulose acetate fiber is also used in acetate yarn for apparel and home furnishings. The acetate tow market, which Voridian believes is approximately a $2 billion market annually, grew at a rate of 1.5% annually from 1998 to 2000. Voridian estimates that, for 2001, the acetate tow market grew by 4-5% as compared to 2000. Two trends are contributing to the current increase in demand and are expected to do so in future years:

- a decline in the use of polypropylene tow in China and its replacement by acetate tow; and

- legislation in the European Union, Brazil and China to reduce tar deliveries in cigarettes, which result in cigarette filter manufacturers producing longer cigarette filters.

If polypropylene tow usage in China were totally replaced by acetate tow over the next five years, the world market for acetate tow could grow at a rate of up to 2.1% per year. Increased filter lengths due to legislated lower tar deliveries in the European Union, Brazil and China would increase the expected growth rate above the estimated 2.1% per year for the next few years. After polypropylene tow is replaced in China, the expected growth rate for worldwide demand is approximately 0.5% - 1.0% per year. Included within these estimates are adjustments for the expected decrease in cigarette consumption in the United States, which is expected to be more than offset by a corresponding increase in consumption overseas.

Voridian estimates that the market for acetate yarn was approximately $400 million to $450 million in 2001. The demand for acetate yarn is declining and is projected to continue to do so due in part to the availability of less expensive fibers. This decline has led to associated decreases in price and profitability throughout the market.

The industries utilizing PET polymers, polyethylene products, acetate tow and acetate yarn compete to a large extent on price and can be characterized as capital intensive. Success in these industries depends largely on attaining scale-related benefits by keeping manufacturing costs at a minimum through the use of efficient processes at high levels of capacity utilization and obtaining access to low cost utilities, energy and raw materials.

STRATEGY

Voridian focuses on strategic goals that are appropriate for a company operating in a price-sensitive industry. Voridian will continue to take advantage of its global position as one of the most efficient producers of PET polymers and acetate tow, while maintaining its reputation for market leading quality products at competitive prices. To achieve these objectives, Voridian employs operational strategies on both a division-wide and segment-by-segment basis. The key elements of the division-wide strategy include:

-        CONTINUE TO FOCUS ON OPERATIONAL EFFICIENCY

         Voridian is a global leader in market share in two of its major product markets and expects to leverage its product knowledge, experience and scale to further reduce production costs and increase output. As a highly integrated major PET polymers producer and one of only a few integrated acetate fiber producers, Voridian intends to develop further efficiencies to enhance its cost position.

-        MAINTAIN SUPERIOR PROCESS TECHNOLOGIES

         Voridian is a leader in developing and implementing improved process technologies through efficient use of research and development. Voridian intends to develop increasingly efficient technologies to improve its cost position with the goal of improving operating margins.

-        LEVERAGE REPUTATION FOR QUALITY AND INNOVATION

         Voridian's product quality and innovation make it a recognized industry leader in the manufacture of PET polymers and acetate fibers products. Voridian will continue to commercialize new PET polymers products driven by customer needs and consumer preference.

-        EXPAND INTELLIGENTLY IN RESPONSE TO EXPECTED GROWTH IN THE PET POLYMERS
         MARKET

         The PET polymers market is expected to grow at a compound annual growth rate of approximately 10% over the next four years. In response to this expected demand growth, Voridian intends to expand its production capabilities in a capital efficient manner. Voridian intends to focus on utilizing excess capacity at existing manufacturing sites, adding capacity by reducing bottlenecks in its current production lines to increase productivity and participating in strategic manufacturing alliances.

POLYMERS SEGMENT

-        OVERVIEW

         The Polymers segment offers the world's largest, most global and vertically integrated PET polymers product line with a broad formula capability. Voridian is the largest producer of PET polymers for beverage bottles and sheet for thermoforming. PET polymers serve as source products for containers for, among other things, carbonated soft drinks, water, beer, personal care items, and food containers that are suitable for both conventional and microwave oven use. Voridian has PET polymers manufacturing sites strategically positioned around the world, and competes primarily in North America, Latin America and Europe. Voridian manufactures polymers at facilities in Argentina, Mexico, Spain, the Netherlands, and England, as well as the United States. In addition, Voridian has contract manufacturing arrangements in Asia and the United States. In 2001, the Polymers segment had sales of $1.6 billion, which represented approximately 30% of the Company's total sales and approximately 72% of Voridian's total sales.

         The Polymers segment also offers a polyethylene product line including low density polyethylene and linear low density polyethylene, which is manufactured with the Company's proprietary technology. Polyethylene products are used primarily for packaging and film applications and in extrusion coated containers such as milk and juice cartons.

         The Polymers segment's product line benefits from a global asset base, which Voridian intends to grow in a capital efficient manner through the elimination of production bottlenecks and the use of business models such as contract manufacturing.

-        PRODUCTS

         The Polymers segment's products are integral to a broad range of end-markets, which provides Voridian a number of growth opportunities. The Polymers segment manufactures and supplies PET polymers and both low density and linear low density polyethylene.

         -        PET POLYMERS

         Voridian's broad PET polymers product line consists of 22 product offerings, which accounted for approximately 70% of Polymers segment sales in 2001. PET polymers are used in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial and automotive uses. Voridian's polymers offer fast and easy processing, superb clarity, excellent colorability and color consistency, durability and strength, impact and chemical resistance and high heat stability.

         -        LOW DENSITY AND LINEAR LOW DENSITY POLYETHYLENE

         Voridian is a market-leading supplier of low density polyethylene for extrusion coatings in North America and is a manufacturer of linear low density polyethylene through utilization of Voridian's proprietary Energx(R) technology for gas phase polyethylene production. The low density and linear low density polyethylene product lines consist of 10 product categories, which accounted for approximately 30% of the Polymers segment sales in 2001.

-        GROWTH STRATEGY

         -        INCREASE CAPACITY TO MEET MARKET DEMAND IN A CAPITAL EFFICIENT
                  MANNER

         Voridian intends to capitalize on PET polymers industry growth with timely and efficient capacity additions resulting from debottlenecking production processes, asset expansions, contract manufacturing arrangements, and manufacturing alliances.

         -        MAINTAIN LEADERSHIP IN INNOVATION THROUGH RESEARCH AND
                  DEVELOPMENT

         Voridian expects to continue to make efficient research and development expenditures in the Polymers segment in order to provide customers with incremental improvements in existing products and innovative new products. For example, Voridian has introduced eleven new products since the beginning of 2000 including two Eastapak(TM) polymer formulas for the water market, two Elegante(R) polymer formulas for the personal care/cosmetics market, AmberGuard(TM) polymer for the beer market, Heatwave(TM) polymer for hot-fill beverage applications that require ultra-violet (UV) protection and VersaTray(R) polymer for food packaging and cooking that is suitable for both conventional and microwave oven use.

         -        MAINTAIN AND EXPAND TECHNOLOGY LICENSING

         The Company believes that the licensing of certain of its Polymers technologies, such as its purified terephthalic acid ("PTA") and Energx(R) technologies, provides significant revenue opportunities and intends to seek additional licensing opportunities.

-        CUSTOMERS AND MARKETS

         The Polymers segment has a diverse customer base consisting of over 150 companies worldwide. The largest 74 customers within the Polymers segment accounted for 80% of the segment's total sales in 2001. The Polymers segment's largest customers typically have a small percentage of the overall market share in their geographic region. These customers are primarily PET polymer container suppliers whose primary business is in the large volume beverage segments such as carbonated soft drinks, water and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids and household products.

         Voridian's PET polymers product line has broad formula capabilities, which has helped it to successfully respond to market changes. Voridian's PET polymers have become preferred by customers, and have significantly replaced metal and glass as the industry standard, due to these capabilities and other benefits, such as resealability and aseptic nature. As a result, Voridian has been able to achieve brand strength with its customers.

         PET polymers supply has significantly exceeded demand since 1997 as a result of excess capacity being introduced into the market. While the demand for PET polymers has steadily increased since then, some excess capacity still remains. As a result of this imbalance, the Company may be unable to maintain sales volume at desired price levels.

-        COMPETITION

         Within the PET resin industry, competition varies by region. There are a substantial number of competitors worldwide, with no PET polymers competitors having any dominant role or any significant competitive advantage over Voridian. These competitors, such as KoSa, Mossi & Ghisolfi Group and Wellman, Inc. are typically smaller than Voridian and do not have the same level of integration or global operations as Voridian. Competition is primarily on the basis of price, as well as product performance and quality, service and reliability. Industry pricing, in turn, is strongly affected by industry capacity utilization. For this reason, the Company believes that the combination of its size and scale of operations enables Voridian to be a low cost PET polymers producer, providing a significant advantage.

         In the marketing of PET resin, the Company believes it maintains a distinct competitive advantage due to its breadth of product line and formula capability. Voridian is considered to be a technology leader in PET polymers and strives to remain at the forefront of new product development.

         Voridian is a niche polyethylene producer due to its size and ability to target specific markets. In the low density polyethylene product line, Voridian is a significant producer in extrusion coatings and is one of only two North American producers of acrylate copolymers. In the linear low density polyethylene market, Voridian employs its proprietary Energx(R) technology, which offers ease of processability, to compete in higher strength film markets. Some polyethylene producers are substantially larger than Voridian, and have greater market presence and resources devoted to polyethylene than Voridian. This may allow them, or other competitors, to price competing products at lower levels, or devote substantial resources to product development, that Voridian is unable or unwilling to match, which may substantially impair Voridian's polyethylene revenues.

FIBERS SEGMENT

-        OVERVIEW

         The Fibers segment manufactures Estron(R) acetate tow and Estrobond(R) triacetin plasticizers, which are used primarily in cigarette filters; Estron(R) and Chromspun(R) acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers. Voridian is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began producing the product in the early 1950s. Voridian is also one of the three largest producers of acetate yarn worldwide. In 2001, the Fibers segment had sales of approximately $600 million, which represented approximately 12% of the Company's total sales and approximately 28% of Voridian's total sales.

         Voridian's long history and experience in the fibers markets are reflected in its operating expertise, both within the Company and in support of its customers' processes. Voridian's expertise in internal operating processes allows it to achieve a consistently high level of product quality, a differentiating factor in the industry. Further, Voridian's fully integrated facilities allow it to reduce its dependence on necessary petrochemicals from third parties. Voridian believes that all of these factors combine to make it a leader in performance and cost position.

         Voridian's high quality products, technical expertise and superior customer service in the Fibers segment are its key competitive strengths. Voridian's industry knowledge and knowledge of its Fibers segment customers' processes allow it to assist its customers in maximizing their processing efficiencies, promoting repeat sales and mutually beneficial, long-term customer relationships. In addition, Voridian is well known for its expert technical service. Voridian's scale, strong customer base and these long-standing customer relationships contribute to its market leading position. Voridian's goal is to build on these strengths to improve its strategic position.

-        PRODUCTS

         Voridian's main products in the Fibers segment are acetate tow, acetate yarn and acetate flake.

         -        ACETATE TOW

         Voridian is one of the two largest producers of acetate tow worldwide. Voridian manufactures acetate tow to various specifications which its customers use to produce different filtration patterns for cigarette filters. In addition, Voridian manufactures triacetin plasticizers for use by cigarette manufacturers as a bonding agent in these filters.

         -        ACETATE YARN

         Voridian is one of the three largest producers of acetate yarn worldwide. Voridian is a market leader in this product line, offering over 300 types of acetate yarn. These products are used primarily in apparel, home furnishings and industrial applications. The primary benefit of Voridian's acetate yarn products is their ease of processability. These yarns allow for fabrics with properties such as excellent breathability and comfort, silky feel, stability for shrinkage and stretch and mildew resistance. Chromspun(R) acetate yarn is available in over 60 colors.

         -        ACETATE FLAKE AND ACETYL RAW MATERIALS

         Voridian produces acetate flake as part of its highly integrated production chain and sells flake to other acetate fiber producers. Acetyl raw materials are acetylation grade acetic acid and acetic anhydride for fiber production purposes.

-        GROWTH STRATEGY

Voridian's growth strategy in the Fibers segment is set forth below:

         -        POSITION FOR GROWTH

         In the Fibers segment, Voridian intends to emphasize its high quality products, excellent customer service, and operational efficiencies to take advantage of global market growth.

         -        CONTINUE TO CAPITALIZE ON OPERATING EXPERTISE

         The Fibers segment emphasizes incremental product and process improvements to continue to meet customers' evolving needs and to maximize efficiencies in the supply chain through collaborative planning. Voridian intends to further focus on refining its processes to lower manufacturing costs and provide additional operations improvements.

         -        MAINTAIN COST-EFFECTIVE OPERATIONS

         The Fibers segment expects to continue to operate in a cost effective manner, capitalizing on its scale and vertical integration, and intends to make further productivity and efficiency improvements through continued investments in research and development. The Company plans to reinvest in the Fibers business to continue to improve product performance and productivity in order to generate consistently strong cash flows.

-        CUSTOMERS AND MARKETS

The customer base in the Fibers segment is relatively concentrated, consisting of about 150 companies, primarily those involved in the production of cigarettes and in the textiles industry. The largest customers within the Fibers segment are multinational as well as regional cigarette producers and textile industry fabric manufacturers. The largest twenty customers within the Fibers segment accounted for greater than 80% of the segment's total sales in 2001.

Voridian is well known for its expert technical service. Voridian periodically reviews customers' processes and provides process training to some of its customers' employees to assist them in the efficient use of Voridian's products. Voridian also engages in collaborative planning with its customers to maximize supply chain management. These customer-focused efforts, combined with Voridian's long history and product quality reputation, have resulted in many long-term customer relationships, a key competitive advantage.

-        COMPETITION

Competition in the fibers industry is based primarily on product quality, technical and customer service, reliability, long-term customer relationships and price. To be successful, Voridian is required to minimize costs and maximize production efficiency. Competitors in the fibers market include one global supplier, Celanese AG, in both the acetate tow and yarn markets, and several regional competitors in each market. The supply and demand balance at a given time affects pricing in the market. Currently the acetate yarn market has an excess supply of products due to manufacturing capacity remaining high while demand has declined, resulting in lower prices. Voridian believes it is well positioned to respond to competitive price pressures due to its scale of operations and level of integration.

In the acetate tow market, Voridian's principal competitor has added and is considering additional production facilities in China through joint ventures with the government-owned China National Tobacco Corporation. Further, local production in China may diminish Voridian's access to this market.

Within the acetate yarn market, product quality, technical service and global distribution are also key factors on which Voridian competes. Particularly with respect to textile customers, a majority of the customer base and production capacity has moved to regions where Voridian does not have manufacturing capabilities. This shift in worldwide customer base challenges Voridian to capitalize upon its global distribution and product quality.

VORIDIAN DIVISION GENERAL INFORMATION

SALES, MARKETING, AND DISTRIBUTION

Voridian primarily markets its products through direct sales channels; however, it employs contract representatives and resellers where beneficial. As part of its commitment to customer and technical service which is believed to lead to increased repeat sales, Voridian periodically provides audits of customers' processes, as well as process training to some of its customers' employees. Voridian is committed to maintaining its high level of customer service by remaining current with customer needs, market trends and performance requirements.

Through the use of e-business platforms which improve connectivity and reduce costs, Voridian offers its customers an Internet option, www.voridian.com, for placing and tracking orders, generating reports and online auction capabilities. Voridian also provides integrated direct capabilities to some customers, allowing enhanced collaborative planning to improve supply chain efficiencies.

INTELLECTUAL PROPERTY AND TRADEMARKS

The Company believes that significant advantages can be obtained through the continued focus on branding its products and, for this reason, protects its Voridian Division-related intellectual property through a combination of patents that expire at various times, trademarks and licenses. The Company expects to expand its portfolio of technologies licensed to other companies in the future. To date, the Company has selectively licensed a fairly extensive portfolio of patented Voridian technologies, including PTA technology, which has been licensed to a major engineering company in the chemicals industry, and Energx(R) polyethylene technology, which has been licensed to BP Amoco under an agreement that allows BP to market and sub-license the technology to other gas-phase producers. In this instance, the Company chose BP as the licensee due to BP's ability to access the market in connection with some of its current technology.

RESEARCH AND DEVELOPMENT

Voridian directs its research and development programs for the Polymers segment toward four key objectives:

- developing new products and services in PET polymers through applications research and customer feedback;

- developing new products and processes that are compatible with Voridian's commitment to producing more environmentally friendly products;

-        lowering manufacturing costs through process improvement; and

- enhancing product quality by improvement in manufacturing technology and processes.

Voridian's research and development efforts in the Polymers segment have resulted in new products that have met with wide acceptance in the marketplace. In the PET polymers business, Voridian has introduced eleven new products since the beginning of 2000 including two Eastapak Aqua(R) polymer formulas for the water market, two Elegante(R) polymer formulas for the personal care/cosmetics market, AmberGuard(TM) polymer for the beer market, Heatwave(TM) polymer for hot-fill beverage applications that require ultra-violet (UV) protection and VersaTray(R) polymer for food packaging and cooking that is suitable for both conventional and microwave oven use. In the polyethylene business, Voridian has recently commercialized a group of new, higher-value polyethylene products with increased tear strength and impact performance such as Mxsten(R) and Eastman Hifor(R).

Research and development efforts for the Fibers segment are primarily focused on incremental process and product improvements, as well as cost reduction, with the goal of increasing sales and reducing costs. Recent achievements have included fiber product advancements that allow improved processability on customers' equipment and improved packaging design.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

SOURCES AND AVAILABILITY OF RAW MATERIALS AND ENERGY

Eastman purchases a substantial portion, approximately 70%, of its key raw materials and energy through long-term contracts, generally of three to five years initial duration with renewal or cancellation options for each party. Most of those agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, although derivative financial instruments, valued at quoted market prices, have been utilized to mitigate the impact of short-term market price fluctuations. Key raw materials and energy purchased include paraxylene, ethylene glycol, PTA, propane and ethane, cellulose, methanol, coal, natural gas, electricity, and a wide variety of precursors for specialty organic chemicals. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of the supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans that would minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, and changes in government regulations. Operations or products may, at times, be adversely affected by legislation, shortages, or other events.

CAPITAL EXPENDITURES

The completion of several significant capital investment projects in the late 1990s and Eastman's strategy of growth through strategic acquisitions resulted in reduced capital expenditures in recent years. Capital expenditures were $234 million, $226 million and $292 million in 2001, 2000, and 1999, respectively. In 2002, Eastman expects that capital expenditures and other directed investments for small acquisitions and other ventures will be no more than expected depreciation and amortization of $370 million. Efficiency of capital utilization is a key element of the Company's strategy to improve gross margins and, where appropriate, alliances, joint ventures, acquisitions of existing businesses, and tolling arrangements are used to expand available capacity using less capital.

EMPLOYEES

Eastman employs approximately 15,800 men and women worldwide. Approximately 11% of the total worldwide labor force is represented by unions, mostly outside the United States.

CUSTOMERS

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers account for approximately 55% of the Company's business.

RESEARCH AND DEVELOPMENT

For 2001, 2000, and 1999, Eastman's research and development expenditures totaled $160 million, $149 million, and $187 million, respectively. Expenditures for 2002 are expected to be approximately $170 million.

SEASONALITY

Although seasonality is not a significant factor for Eastman overall, demand in the CASPI segment is typically higher in the second and third quarters due to increased use of coatings products in the building and construction industries and weaker during the winter months because of seasonal construction downturns. The Polymers segment typically experiences stronger demand for PET polymers for beverage plastics during the second quarter due to higher consumption of beverages, while demand typically weakens during the third quarter.

ENVIRONMENTAL

Eastman is subject to laws, regulations and legal requirements relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business. These health, safety, and environmental considerations are a priority in the Company's planning for all existing and new products and processes. The Health, Safety, & Environmental and Public Policy Committee of Eastman's Board of Directors reviews the Company's policies and practices concerning health, safety and the environment, and its processes for complying with related laws and regulations, as well as monitors related matters.

The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with the technology available. In some cases, applicable environmental regulations such as those adopted under the U.S. Clean Air Act and Resource Conservation and Recovery Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company.

Other matters pertaining to health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 20 to the consolidated financial statements.

BACKLOG

On January 1, 2002, Eastman's backlog of firm orders was approximately $244 million compared with approximately $400 million at January 1, 2001. The Company adjusts its inventory policy to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements. Backlog is also affected by utilization of manufacturing capacity.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

J. Brian Ferguson, age 47, was elected Chairman of the Board and Chief Executive Officer effective in January 2002. Mr. Ferguson joined the Company in 1977. He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1997, was named President, Eastman Chemical Asia Pacific in 1998, became President, Polymers Group in 1999, and became President, Chemicals Group in 2001.

Allan R. Rothwell, age 54, was appointed Executive Vice President of the Company and President of Voridian Division, effective in January 2002. Mr. Rothwell joined the Company in 1969, became Vice President and General Manager, Container Plastics Business Organization in 1994, and was appointed Vice President, Corporate Development and Strategy in 1997. He was named Senior Vice President and Chief Financial Officer in 1998, became President, Chemicals Group in 1999 and became President, Polymers Group in 2001.

James P. Rogers, age 50, joined Eastman in 1999 as Senior Vice President and Chief Financial Officer and effective in January 2002, was also appointed Chief Operations Officer of Eastman Division. Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation. He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Betty W. DeVinney, age 57, is Senior Vice President, Human Resources, Communications and Public Affairs. Mrs. DeVinney joined Eastman in 1973. She became Manager, Employment in 1991, Manager, Community Relations in 1995, Manager, Corporate Relations in 1997, Vice President, Communications and Public Affairs in 1998, and was appointed to her current position in January 2002.

Theresa K. Lee, age 49, is Senior Vice President, General Counsel and Secretary of the Company. Ms. Lee joined Eastman as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997. She became Vice President, General Counsel, and Secretary of Eastman in 2000 and was appointed to her current position effective in January 2002.

Roger K. Mowen, Jr., age 56, is Senior Vice President, Global Customer Services Group and Chief Information Officer of the Company. Mr. Mowen joined Eastman in 1971. He was named Vice President and General Manager, Polymer Modifiers in 1991, Superintendent of the Polymers Division in 1994, President, Carolina Operations in 1996, Vice President, Customer Demand Chain in 1998, Vice President, CustomerFirst and Chief Information Officer in 1999 and Vice President, Global Customer Services Group and Chief Information Officer in 2000. He was appointed to his current position in 2001.

B. Fielding Rolston, age 60, was appointed Senior Vice President in January 2002. Mr. Rolston joined Eastman in 1964, was appointed Vice President, Customer Service and Materials Management in 1987, Vice President, Human Resources and Health, Safety, Environment, and Security in 1998, and Vice President, Human Resources and Quality in 1999.

Mark W. Joslin, age 42, is Vice President and Controller of the Company. Mr. Joslin joined Eastman in 1999 as Vice President, Finance. Mr. Joslin previously served as Chief Financial Officer, Treasurer, and Secretary of Lawter International, Inc. Prior to joining Lawter in 1996, he was employed by Arthur Andersen LLP, an international accounting and consulting firm, Baxter International, Inc., a medical products and services company, and ANGUS Chemical Company, a manufacturer and marketer of nitroparaffin-based chemicals. He was appointed to his current position in 2000.

ITEM 2.  PROPERTIES

PROPERTIES

At December 31, 2001 Eastman operated 41 manufacturing sites in 17 countries. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all of the properties are owned. The locations and general character of the major manufacturing facilities are:

                                                       SEGMENT USING MANUFACTURING FACILITY
                                                     -------------------------------------------
                       LOCATION                      CASPI     PCI     SP     POLYMERS    FIBERS
             USA and Canada
               Batesville, Arkansas                    x        x
               Lynwood, California                     x
               Columbus, Georgia                       x
               Forest Park, Georgia                    x
               Carpentersville, Illinois               x
               South Holland, Illinois                 x
               Jefferson, Pennsylvania                 x
               Columbia, South Carolina                                 x        x
               Roebuck, South Carolina                 x
               Kingsport, Tennessee                    x        x       x                    x
               La Vergne, Tennessee                    x
               Ennis, Texas                            x
               Longview, Texas                         x        x                x
               Franklin, Virginia*                     x
               Pleasant Prairie, Wisconsin             x
               Rexdale, Ontario, Canada                x
             Europe
               Kallo, Belgium                          x
               Sokolov, Czech Republic                 x        x
               Bury, England*                          x
               Banbury, England                        x
               Hartlepool, England                                      x
               Workington, England                                               x           x
               Hamburg, Germany                        x
               Waterford, Ireland                      x
               Cola' di Lazise, Italy                  x
               Sant' Albano, Italy                     x
               Middelburg, Netherlands                 x
               Rotterdam, Netherlands                                            x
               San Roque, Spain                                 x       x        x
               Molndal, Sweden                         x
               Llangefni, Wales                                 x
             Asia Pacific
               Funing, China                           x
               Nanping, China                          x
               Tianjin, China                          x
               Kuantan, Malaysia**                                      x
               Jurong Island, Singapore**                       x
               Jurong Town, Singapore**                x
             Latin America
               Zarate, Argentina                                                 x
               Cosoleacaque, Mexico                                              x
               Uruapan, Mexico                         x

 * indicates a location that Eastman leases from a third party.
** indicates a location that Eastman leases from a third party under a long-term ground lease.

Eastman has a 50% interest in Primester, a joint venture that manufactures cellulose esters at its Kingsport, Tennessee plant. The production of cellulose esters is an intermediate step in the manufacture of acetate tow and other cellulose-based products. The Company also has a 50% interest in a manufacturing facility in Nanjing,

People's Republic of China. This joint venture produces Eastotac(R) hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. Eastotac(R) hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications.

Eastman has distribution facilities at all of its plant sites. In addition, the Company owns or leases over 120 stand-alone distribution facilities in the United States and 17 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Coral Gables, Florida; The Hague, The Netherlands; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kallo, Belgium; Kingsport, Tennessee; Kirkby, England; Osaka, Japan; Pleasant Prairie, Wisconsin; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, The Netherlands; Coral Gables, Florida; and Singapore.

A summary of properties, classified by type, is contained in Note 3 to the consolidated financial statements.

ITEM 3.  LEGAL PROCEEDINGS

GENERAL

The Company and its operations from time to time are parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the sorbates litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition or results of operations. However, adverse developments could negatively impact earnings in a particular future period.

SORBATES LITIGATION

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in the third quarter 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea admitted that the same conduct that was the subject of the September 30, 1998 plea in the United States had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The fine has been paid and was recognized as a charge against earnings in the fourth quarter 1999.

In addition, the Company, along with other companies, has been named a defendant in 26 antitrust lawsuits, in various federal and state courts, brought subsequent to the Company's plea agreements as putative class actions on behalf of certain direct and indirect purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the plaintiffs paid more for sorbates than they would have paid absent the defendants' conspiracy. The plaintiffs in most cases seek damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. The Company has reached final or preliminary settlements in 20 of the 26 direct and indirect purchaser class actions. The six remaining class actions are in the preliminary discovery stage, with no litigation class having been certified to date.

Of the 26 antitrust lawsuits, the Company was included as one of several defendants in two separate lawsuits concerning sorbates in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation, and Nabisco, Inc., and the other filed on behalf of Conopco, Inc. All of these plaintiffs were direct purchasers of sorbates from one or more of the defendants and had elected to opt out of the direct purchaser class action settlement and pursue their claims on their own. The Company has reached settlements in these two actions as well. In addition, several indirect purchasers of products containing sorbates have recently opted out of the indirect purchaser class action settlement, finally approved in Kansas and have filed a separate action against the Company and other sorbates producers in Kansas state court.

The Company recognized charges to earnings in each of the past four years for estimated costs, including legal fees, related to the sorbates litigation described above. While the Company intends to continue vigorously to defend the remaining sorbates actions unless they can be settled on terms acceptable to the parties, the ultimate outcome of the matters still pending is not expected to have a material impact on the Company's financial condition or results of operations although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol EMN. The following table presents the high and low closing sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2000 and 2001.

                                                                  CASH
                                                                DIVIDENDS
                                      HIGH           LOW        DECLARED
                                    --------      ---------     ---------
2000
     First Quarter                 $50.56        $34.19          $0.44
     Second Quarter                 54.13         44.13           0.44
     Third Quarter                  49.81         36.56           0.44
     Fourth Quarter                 51.00         35.69           0.44

2001
     First Quarter                 $53.88        $43.19          $0.44
     Second Quarter                 55.25         47.00           0.44
     Third Quarter                  46.92         30.25           0.44
     Fourth Quarter                 39.51         33.91           0.44

As of December 31, 2001, there were 77,137,914 shares of the Company's common stock issued and outstanding, which shares were held by 41,917 stockholders of record. These shares include 158,424 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2002. Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, the Company's dividend policy may change at any time.

For information concerning issuance of shares and option grants in 2001 under compensation and benefit plans and shares held by the Company's charitable foundation, see Part II--Item 8--"Financial Statements and Supplementary Data" -- Notes 7 and 11 to the consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)            2001           2000          1999          1998          1997
                                                          ------         ------        ------        ------        ------
SUMMARY OF OPERATING DATA

Sales                                                     $5,384         $5,292        $4,590        $4,481        $4,678
Operating earnings (loss)                                   (126)           562           202           434           506
Earnings (loss) from operations before
    income taxes                                            (297)           452            72           360           446
Net earnings (loss)                                         (179)           303            48           249           286
Basic earnings (loss) per share                            (2.33)          3.95          0.61          3.15          3.66
Diluted earnings (loss) per share                          (2.33)          3.94          0.61          3.13          3.63

STATEMENT OF FINANCIAL POSITION DATA

Current assets                                            $1,458         $1,523        $1,489        $1,398        $1,490
Properties at cost                                         9,302          9,039         8,820         8,594         8,104
Accumulated depreciation                                   5,675          5,114         4,870         4,560         4,223
Total assets                                               6,086          6,550         6,303         5,850         5,778
Current liabilities                                          958          1,258         1,608           959           954
Long-term borrowings                                       2,143          1,914         1,506         1,649         1,714
Total liabilities                                          4,708          4,738         4,544         3,916         4,025
Total stockholders' equity                                 1,378          1,812         1,759         1,934         1,753
Dividends declared per share                                1.76           1.76          1.76          1.76          1.76

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company's consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company's financial statements requires its management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, doubtful accounts, inventory valuation, impaired assets, restructuring of operations, investments, environmental costs, pensions and other postemployment benefits, goodwill and intangible assets, and litigation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies are the most important to the portrayal of the Company's financial condition and results and require management's more significant judgments and estimates in the preparation of the Company's consolidated financial statements.

CUSTOMER PROGRAMS AND INCENTIVES

The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions, and other volume-based incentives. These estimates are based on a combination of forecast and actual sales volumes and revenues against established goals. If market conditions were to decline, the Company may take actions to increase customer incentive offerings to maintain market share and capacity utilization.

ALLOWANCES FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management continuously assesses the financial condition of the Company's customers and the markets in which these customers participate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

In response to the recent economic developments in Argentina, at December 31, 2001, management recorded an $18 million reserve for credit risks related to devaluation of the peso. A change in market conditions within Argentina could result in a significant increase or decrease in the reserve.

INVENTORIES

Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States by the last-in, first-out ("LIFO") method. The cost of all other inventories, including inventories outside the United States, is determined by the first-in, first-out ("FIFO") or average cost method. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

IMPAIRED ASSETS

The Company reviews the carrying values of long-lived assets and amortizable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss for an asset to be held and used is recognized when the fair value of the asset is less than the carrying value of the asset, and for assets to be disposed of, is recognized when the fair value of the asset, less costs to dispose, is less than the carrying value of the asset. The fair value of the assets is generally based on discounted estimated cash flows using annual discount rates of 7% to 9%. The estimates reflect the Company's assumptions about selling prices, production and sales volume levels, costs, and market conditions over the estimated remaining operating period which can range from three months to over fifteen years. If the Company's assumptions related to assets to be held and used are inaccurate, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related assets is adjusted, resulting in recognition of a credit or debit to earnings.

RESTRUCTURING OF OPERATIONS

The Company records restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, or shutdowns of specific sites. These restructuring charges, which reflect management's commitment to a termination or exit plan that will begin within twelve months, are based on estimates of the expected costs associated with site closure, legal and environmental matters, demolition, contract terminations, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized.

INVESTMENTS

Marketable securities held by the Company, currently common or preferred stock, are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported as a component of other comprehensive income in stockholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities.

The Company records an investment impairment charge when it believes a business venture investment, accounted for by the Company as a marketable security, has experienced a decline in value that is other than temporary. Eastman has made a number of minority investments in technology businesses that the Company believes have potential to significantly impact the way business is conducted in the chemical industry. At December 31, 2001, the carrying value of the Company's investments in technology business ventures totaled approximately $30 million. Declines in the value of these or any other investment, or subsequent additional adverse changes in market conditions or poor operating results of the underlying investment, could result in impairment charges in the future.

ENVIRONMENTAL COSTS

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount unless another amount within the range appears to be a better estimate. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in chemical control regulations and testing requirements could result in higher or lower costs.

PENSION AND OTHER POSTEMPLOYMENT BENEFITS

The Company maintains defined benefit plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees' eligible survivors. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, and rate of compensation increase for employees. Projected health care benefits additionally reflect the Company's assumptions about health care cost trends. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

GOODWILL AND OTHER INTANGIBLES

Through December 31, 2001, the Company amortized certain intangible assets on a straight-line basis over the expected useful lives of the underlying assets. Under the provisions of Statement of Financial Accounting Standard

 ("SFAS") No. 142, "Goodwill and Other Intangible Assets", beginning January 1, 2002, the Company ceased amortization of purchased goodwill and indefinite-lived intangibles. In the future, the Company will review the assets for impairment, and when required, the assets will be written down and charged to results of operations in the periods in which the recorded value is more than the fair value. At December 31, 2001, the Company had net goodwill of $339 million and net other intangibles of $275 million. Management continues to assess the impact of SFAS No. 142 which could result in a material charge to earnings in 2002. The useful life of an intangible asset is based on the Company's assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset's legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset's useful life. If events or circumstances indicate that the life of an intangible asset has changed, it could result in higher future amortization charges or recognition of an impairment loss.

LITIGATION AND CONTINGENT LIABILITIES

The Company's operations from time to time are parties to, or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

NONRECURRING ITEMS

It is the Company's policy to identify as a "nonrecurring item" a material charge or gain that is not associated with on-going operations or that is caused by unique events not reflective of the Company's normal business activities in the period if such items individually or in the aggregate have a material impact on a specific line item in the Consolidated Statements of Earnings (Loss) or have a material impact on results overall. The Company believes that separately reporting such charges or gains enhances transparency and comparability of results by removing distortion that would otherwise occur. Examples of such items that have been separately identified in the past under this policy include material charges or gains resulting from asset impairments and restructuring of operations, including employee terminations; litigation not related to on-going operations; discontinued businesses; and acquisition charges including those related to acquired in-process research and development. Nonrecurring items are appropriately identified in the Consolidated Statements of Earnings (Loss).

RESULTS OF OPERATIONS

The Company's results of operations as presented beginning on page 57 of this Form 10-K are discussed below.

SUMMARY OF CONSOLIDATED RESULTS - 2001 COMPARED WITH 2000

Sales revenue increased 2% including acquisitions but decreased 6% excluding acquisitions. The asset acquisition of the hydrocarbon resins and select portions of the rosin-based resins businesses from Hercules Incorporated ("Hercules Businesses") and the acquisitions of McWhorter Technologies, Inc. ("McWhorter") and Chemicke Zavody Sokolov ("Sokolov"), primarily reflected in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, contributed 8% to the increase in sales revenue. Decreased sales volumes in existing businesses, attributed to weaker economic demand worldwide, had a negative impact on sales revenue of 5%. Foreign currency exchange rates had a 1% negative impact on sales revenue while overall selling prices remained flat compared to 2000.

Operating earnings for 2001 and 2000 were impacted by nonrecurring items totaling approximately $446 million and $21 million, respectively. These nonrecurring items are more fully described below and in Notes 8 and 9 to the consolidated financial statements.

In 2001, the decrease in operating earnings excluding nonrecurring items was due to lower sales volumes excluding acquisitions, higher unit costs driven by lower capacity utilization, and additional selling and general administrative expenses and research and development costs from acquisitions. The decline in sales volumes in existing businesses was attributed to weaker economic demand worldwide.

For 2001, the Company reported a loss of $2.33 per share compared with $3.94 earnings per share for 2000. Excluding the effect of nonrecurring items, earnings per share were $1.43 in 2001 compared to $3.88 in 2000.

(Dollars in millions)                       2001         2000           CHANGE
                                          ------       ------          ------
SALES                                     $5,384       $5,292            2%

Revenue from acquisitions contributed 8% to the increase in sales revenue, partially offset by decreased sales volumes in existing businesses, which had a negative impact of 5% on sales revenue. The decline in sales volumes in existing businesses was attributed to weaker economic demand worldwide. Foreign currency exchange rates had a 1% negative impact on sales revenue. Overall, selling prices remained flat compared to 2000.

(Dollars in millions)                      2001          2000           CHANGE
                                          ------        ------          ------
GROSS PROFIT                              $  887        $1,078           (18)%
      As a percentage of sales              16.5%         20.4%

In 2001, gross profit was negatively impacted by lower sales volumes in existing businesses attributed to weaker economic demand worldwide. Higher unit costs driven by lower capacity utilization also had a negative impact on gross profit.

(Dollars in millions)                         2001          2000           CHANGE
                                             ------        ------          ------
SELLING AND GENERAL ADMINISTRATIVE EXPENSES  $  407        $  346            18%
      As a percentage of sales                  7.6%          6.5%

Higher selling and general administrative expenses primarily reflected additional costs associated with recent acquisitions, including integration costs, and costs incurred by Cendian Corporation ("Cendian") to develop its capacity to establish new customers in the chemicals logistics business.

(Dollars in millions)                                  2001          2000            CHANGE
                                                      ------        ------           ------
RESEARCH AND DEVELOPMENT COSTS                        $  160        $  149             7%
    As a percentage of sales                             3.0%          2.8%

Research and development costs increased for 2001 compared to 2000 mainly due to costs associated with the Hercules Businesses and McWhorter.

ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

In 2001, nonrecurring charges totaling $396 million related to asset impairments and restructuring costs were recognized.

(Dollars in millions)                                           2001            2000
                                                               -----           -----
Termination of raw material supply agreement                   $ 108           $  --
Under-performing polyethylene assets                             103              --
Consolidation and restructuring of CASPI operations               77              --
Restructuring of fine chemicals product lines                     70              --
Under-utilized specialty plastics assets                          15              --
Discontinuation of precolored-green PET                           10              --
Cessation of production at solid-stating facility                 10              --
Impaired PCI European assets                                       3              --
Sorbates manufacturing exit costs                                 --               8
Distillation Products Industries exit costs                       --               5
                                                               -----           -----
                                                               $ 396           $  13
                                                               =====           =====

In 2001, approximately $231 million of asset impairment and restructuring charges were incurred in the Polymers segment. A charge of $108 million was recognized for the write-off of a prepaid asset related to the termination of a raw material supply agreement and a charge of $103 million was recognized for the write-down of underperforming polyethylene assets. A $10 million charge related to discontinuation of the precolored-green polyethylene terephthalate ("PET") product line in Kingsport, Tennessee and a $10 million charge related to cessation of production at the Company's solid-stating facility in Toronto, Ontario were also recognized.

The consolidation and restructuring of the operations of the CASPI segment resulted in restructuring charges, including related asset write-downs, totaling $77 million. Of these charges, $27 million related to the closure of an operating site in Dusseldorf, Germany that was obtained in the acquisition of Jager and $21 million related to the closure of a Moundville, Alabama plant that was obtained in the acquisition of Lawter International, Inc. ("Lawter"). The closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter resulted in charges of $20 million being recognized. These restructuring charges included write-downs of the fixed assets at these facilities, severance accruals for employees impacted by the plant shutdowns, and other costs associated with closing the facilities. Charges of $6 million and $3 million were recorded for the write-down of impaired operating assets in North America and Europe, respectively.

The Performance Chemicals and Intermediates ("PCI") segment incurred total nonrecurring charges of $73 million in 2001. Approximately $70 million of these charges resulted from the Company's on-going restructuring of its fine chemicals product line to reduce costs and to write down assets determined to be impaired. The restructuring initiative and related asset impairments include assets at the Company's Tennessee and Arkansas sites within the United States, a plant in Wales, and a plant in Hong Kong. A charge of $63 million pertained primarily to write-downs of fixed assets associated with product lines that the Company will no longer pursue, net of the effect of a reversal of a customer deposit related to the impacted assets, and write-downs of other long-term deposits. A charge of $7 million pertained primarily to severance accruals for employees impacted by the plant shutdowns, closure costs, and write-downs of fixed assets. An additional charge of $3 million was recognized for impaired assets in the European region.

The Company recorded asset impairment charges of approximately $15 million associated with under-utilized assets in the Specialty Plastics ("SP") segment. These charges related to deterioration of demand for certain specialty plastics products produced in Kingsport, Tennessee.

Approximately $75 million of the charges discussed above were recognized in the fourth quarter 2001. Of this total, $36 million related to the consolidation and restructuring of the operations of the CASPI segment; $20 million related to asset impairment charges associated with under-utilized assets in the Polymers segment; $15 million related to under-utilized specialty plastics assets; $3 million related to impaired PCI European assets; and $1 million related to the Company's on-going restructuring of its fine chemicals product line.

In 2000, nonrecurring charges totaling $13 million were recognized, of which $8 million related to costs associated with exiting the sorbates manufacturing site at Chocolate Bayou, Texas, and $5 million related to the shutdown of facilities at Distillation Products Industries in Rochester, New York. These charges are reflected in the PCI segment.

For additional information regarding these asset impairments and restructuring costs, see Note 8 to the consolidated financial statements.

(Dollars in millions)                                                                        2001             2000
                                                                                            -----            -----
OTHER NONRECURRING OPERATING ITEMS

Costs associated with efforts to spin-off specialty chemicals and plastics businesses       $  20            $  --
Write-down of accounts receivable resulting from economic crisis in Argentina                  18               --
Pension settlement charge                                                                       7               --
Write-off of Hercules Businesses in-process research and development costs                      5               --
Write-off of McWhorter in-process research and development costs                               --                9
Gain on sale of assets                                                                         --               (1)
                                                                                            -----            -----
                                                                                            $  50            $   8
                                                                                            =====            =====

Other nonrecurring operating items totaling $50 million were recognized in 2001. These items consisted of approximately $20 million in charges associated with efforts to spin-off the specialty chemicals and plastics businesses; an $18 million write-down of accounts receivable for credit risks resulting from the economic crisis in Argentina; a $7 million pension settlement charge; and a $5 million write-off of acquired in-process research and development costs related to the acquisition of the Hercules Businesses. Approximately $26 million of these items were reflected in the Polymers segment, $11 million in the CASPI segment, $7 million in the PCI segment, $4 million in the SP segment, and $2 million in the Fibers segment. Total charges recognized during the fourth quarter 2001 were $36 million.

Other nonrecurring operating items totaling approximately $8 million were recorded in 2000. Reflected in the CASPI segment was a $9 million charge for costs associated with the write-off of in-process research and development related to the McWhorter acquisition, partially offset by a $1 million gain on the sale of certain assets, reflected in the Polymers segment.

(Dollars in millions)                                       2001            2000           CHANGE
                                                           ------          ------          ------
GROSS INTEREST COSTS                                       $  151          $  148
LESS CAPITALIZED INTEREST                                       5               6
                                                           ------          ------
INTEREST EXPENSE                                              146             142             3%
INTEREST INCOME                                                 6               7
                                                           ------          ------
NET INTEREST EXPENSE                                       $  140          $  135             4%
                                                           ======          ======

Higher interest expense reflected higher average commercial paper and other short-term borrowings used to finance the purchase of recent acquisitions and for general financing and investing activities, partially offset by lower average borrowing rates of approximately 6.5% for 2001 compared to approximately 7.25% for 2000.

(Dollars in millions)                                        2001            2000          CHANGE
                                                            ------          ------          ------
OTHER INCOME                                                $  (11)         $  (31)            (65)%
OTHER CHARGES                                                   22              34             (35)%
GAIN RECOGNIZED ON INITIAL PUBLIC OFFERING OF GENENCOR          --             (38)            N/A

Included in other income are gains from equity investments, gains on sales of nonoperating assets, royalty income, gains on foreign exchange transactions, and other miscellaneous items. Other income for 2001 primarily reflected gains from equity investments. Other income for 2000 primarily reflected gains on sales of nonoperating assets and gains from equity investments.

Included in other charges are losses from foreign exchange transactions, certain litigation costs, losses from equity investments, losses on sales of nonoperating assets, fees on securitized receivables, and other miscellaneous items. Other charges declined mainly due to a decrease in certain litigation costs and lower fees related to securitized receivables.

In 2000, a nonrecurring gain of approximately $38 million resulted from the initial public offering of common shares of Genencor International, Inc. ("Genencor"). This transaction is more fully described in Note 4 to the consolidated financial statements.

(Dollars in millions)                                           2001            2000
                                                               -----           -----
OTHER NONRECURRING ITEMS                                       $  20           $  10
                                                               =====           =====

Other nonrecurring items for 2001 totaling $20 million consisted of a $12 million charge for currency losses resulting from the economic crisis in Argentina and $8 million of sorbates civil litigation settlement costs and other professional fees.

Other nonrecurring items for 2000 totaling $10 million were recognized for costs related to sorbates civil litigation.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in five operating segments. The Chemicals Group includes the CASPI segment, the PCI segment, and the SP segment. The Polymers Group includes the Polymers segment and the Fibers segment. During the first quarter 2002, the Company began managing the Chemicals Group as Eastman Division and the Polymers Group as Voridian Division ("Voridian").

CHEMICALS GROUP

CASPI SEGMENT

(Dollars in millions)                                                                        2001            2000           CHANGE
                                                                                            ------          ------          ------
Sales                                                                                       $1,508          $1,176            28 %
Operating earnings (loss) including nonrecurring items                                         (35)            123          (128)%
Operating earnings excluding nonrecurring items                                                 53             132           (60)%

2001 COMPARED WITH 2000

Sales revenue from acquisitions had a positive impact on sales revenue of 35%, which was partially offset by a 7% decrease in sales volumes for existing businesses. The decline in sales volumes for existing businesses was attributed to weaker economic demand worldwide. Increased selling prices had a 1% positive impact on sales revenue, offset by the negative effect of foreign currency exchange rates.

Operating results for 2001 and 2000 were negatively impacted by nonrecurring items of approximately $88 million and $9 million, respectively, as more fully described above and in Notes 8 and 9 to the consolidated financial statements.

The decrease in operating earnings excluding nonrecurring items was due to lower sales volumes excluding acquisitions, higher unit costs driven by lower capacity utilization and additional selling and general administrative expenses and research and development costs from acquisitions.


PCI SEGMENT

(Dollars in millions)                                                                        2001            2000          CHANGE
                                                                                            ------          ------         ------
Sales                                                                                       $1,132          $1,297           (13)%
Operating earnings (loss) including nonrecurring items                                         (76)             87          (187)%
Operating earnings excluding nonrecurring items                                                  4             100           (96)%

2001 COMPARED WITH 2000

Sales revenue declined 10% due to lower sales volumes attributed to weaker economic demand worldwide. Other factors which negatively impacted sales revenue for 2001 by 1% each included a decline in selling prices, the negative effect of foreign currency exchange rates, and product mix.

Results for 2001 and 2000 were impacted by nonrecurring items of approximately $80 million and $13 million, respectively, as more fully described above and in Notes 8 and 9 to the consolidated financial statements.

The decrease in operating earnings excluding nonrecurring items was mainly due to higher unit costs driven by lower capacity utilization and decreased sales volumes resulting from weaker economic demand worldwide. In addition, lower selling prices had an $11 million negative impact on results for 2001 when compared to 2000.

Based upon indications from a large customer of this segment that it does not intend to renew its contract for a custom synthesis product beyond 2002, the Company does not expect to pursue that product in the future. Sales of that product represented approximately 2% of Eastman's sales for 2000 and approximately 5% of Eastman's operating earnings for 2000. Financial results reported after June 30, 2001 reflect a minimal contribution to operating earnings from this contract.

SP SEGMENT

(Dollars in millions)                                                                        2001            2000          CHANGE
                                                                                            ------          ------         ------
Sales                                                                                       $  505          $  550            (8)%
Operating earnings including nonrecurring items                                                 40             103           (61)%
Operating earnings excluding nonrecurring items                                                 59             103           (43)%

2001 COMPARED WITH 2000

Sales revenue declined mainly due to lower sales volumes which had a negative impact on sales revenue of 7%. Foreign currency exchange rates had a 1% negative effect on sales revenue while selling prices remained relatively flat compared to 2000.

Results for 2001 were negatively impacted by nonrecurring items totaling approximately $19 million, as more fully described above and in Notes 8 and 9 to the consolidated financial statements.

The decrease in operating earnings excluding nonrecurring items was primarily due to higher unit costs driven by lower capacity utilization and decreased sales volumes resulting from weaker demand, primarily for cellulosic products.

POLYMERS GROUP

POLYMERS SEGMENT

(Dollars in millions)                                                                        2001            2000          CHANGE
                                                                                            ------          ------         ------
Sales                                                                                       $1,611          $1,636             (2)%
Operating earnings (loss) including nonrecurring items                                        (201)             99           (303)%
Operating earnings excluding nonrecurring items                                                 56              98            (43)%

2001 COMPARED WITH 2000

Decreased selling prices for polyethylene had a negative impact of 3% on sales revenue, partially offset by a 2% increase in sales volumes for PET polymers. Foreign currency exchange rates had a 2% negative impact on sales revenue.

Results for 2001 were sharply impacted by nonrecurring items totaling approximately $257 million, while results for 2000 were positively impacted by a $1 million gain on the sale of certain assets. These items are more fully described above and in Notes 8 and 9 to the consolidated financial statements.

The decrease in operating earnings excluding nonrecurring items was primarily due to lower operating earnings for polyethylene, which was attributed to lower selling prices. Operating earnings and revenues for PET polymers excluding nonrecurring items were virtually flat when compared to 2000.

FIBERS SEGMENT

(Dollars in millions)                                                                        2001            2000          CHANGE
                                                                                            ------          ------         ------
Sales                                                                                       $  628          $  633            (1)%
Operating earnings including nonrecurring items                                                146             150            (3)%
Operating earnings excluding nonrecurring items                                                148             150            (1)%

2001 COMPARED WITH 2000

Decreased sales volumes had a negative impact on sales revenue of 2%. The sales volume decrease was offset by increased selling prices, primarily related to acetate tow. Foreign currency exchange rates had a 1% negative effect on sales revenue.

Operating earnings were impacted by nonrecurring items of approximately $2 million, as more fully described above and in Note 9 to the consolidated financial statements.

Operating earnings excluding nonrecurring items remained flat in 2001 as a slight decline in sales volumes was offset by a slight increase in selling prices.

For supplemental analysis of segment results and the impact of recent acquisitions on revenue, see Exhibits 99.01 and 99.02 to this Annual Report on Form 10-K. For additional information concerning the Company's operating segments, see Note 18 to the consolidated financial statements.

SUMMARY BY CUSTOMER LOCATION -- 2001 COMPARED WITH 2000

(Dollars in millions)                                                                         2001            2000         CHANGE
                                                                                            ------          ------         ------
United States and Canada                                                                    $3,196          $3,229            (1)%
Europe, Middle East, and Africa                                                              1,148           1,062             8 %
Asia Pacific                                                                                   555             547             1 %
Latin America                                                                                  485             454             7 %
                                                                                            ------          ------
                                                                                            $5,384          $5,292
                                                                                            ======          ======

In the United States and Canada, sales revenue decreased slightly mainly due to lower sales volumes for existing businesses, attributed to weaker economic demand, which had a negative impact of 8% on sales revenue. Lower selling prices, primarily for polyethylene, also had a negative impact on sales revenue of 2%. These decreases were partially offset by revenue contributed by acquisitions, which had a positive impact on sales revenue of 9%.

Sales revenue outside the United States and Canada increased 6% to $2.2 billion compared to $2.1 billion in 2000. Increased sales volumes resulting from acquisitions and increased selling prices, mainly for PET polymers, had a positive impact on sales revenue of 6% and 2%, respectively. These increases were partially offset by foreign currency exchange rates which had a negative impact on sales revenue of 3%.

In Europe, Middle East and Africa, sales revenue increased mainly due to revenue contributed by acquisitions, which had a positive impact on sales revenue of 11%. Increased selling prices had a positive impact on sales revenue of 5%, offset by decreased sales volumes for existing businesses. PET polymers were the primary reason for the change in selling prices and sales volumes. Foreign currency exchange rates had a negative impact of 3% on sales revenue.

The slight increase in sales revenue in Asia Pacific was due to higher sales volumes, mainly for PET polymers, which had a positive impact on sales revenue of 7%. This increase was partially offset by lower selling prices and foreign currency exchange rates, which had a negative impact on sales revenue of 4% and 2%, respectively.

In Latin America, sales revenue increased primarily due to increased sales volumes, mainly for PET polymers, which had a positive impact on sales revenue of 7%. Higher selling prices had a positive impact on sales revenue of 2%, offset by the negative impact of foreign currency exchange rates.

With a substantial portion of 2001 sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. See
Note 13 to the consolidated financial statements and Part II--Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

SUMMARY OF CONSOLIDATED RESULTS -- 2000 COMPARED WITH 1999

Eastman's record sales revenue of $5.3 billion represented an increase of 15% over 1999 sales revenue. Higher selling prices accounted for 11% of the increase in sales revenue and improved sales volumes had a positive impact of 8% on sales revenue. The increase in selling prices was driven by substantially higher selling prices for PET polymers and higher selling prices in the PCI and CASPI segments. Significant sales volume growth in the CASPI segment, mainly attributable to acquisitions, accounted for the increase in sales volumes. Substantially higher operating earnings reflected improving market conditions for PET polymers, growth through acquisitions, and an on-going emphasis on lower cost structure.

Operating earnings for 2000 and 1999 were negatively impacted by nonrecurring items totaling approximately $21 million and $117 million, respectively, as more fully described below and in Notes 8 and 9 to the consolidated financial statements.

In 2000, significant factors that impacted operating earnings excluding nonrecurring items included the improving supply and demand balance for PET polymers accompanied by the Company's firm stance on pricing for PET polymers, lower cost structure resulting from employee separations that occurred late in 1999 and additional non-labor cost reductions implemented in 2000, and overall higher selling prices. Lower pension expense of approximately $30 million resulted from mid-1999 amendments to the Company's defined benefit pension plan. Costs for major raw materials and energy were approximately $380 million higher, net of the Company's feedstock and energy cost hedging program.

Operating earnings excluding nonrecurring items for 1999 were negatively impacted by charges totaling approximately $17 million related to the write-up of Lawter's inventory required by purchase accounting; a decrement recognized using the last-in, first-out inventory valuation method; loss on sales of excess spare parts; and two months of unplanned downtime at the Company's Malaysia facility. Amendments to Eastman's defined benefit pension plan resulted in a decrease in pension expense for 1999 of approximately $37 million. As a result of the adoption of AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", Eastman capitalized $24 million, of which $2 million was amortized, of certain internal-use software costs which otherwise would have been expensed.

(Dollars in millions)                 2000            1999          CHANGE
                                     ------          ------         ------
SALES                                $5,292          $4,590           15%

The increase in sales revenue is mainly due to higher selling prices for PET polymers and higher selling prices in the PCI and CASPI segments, which had a positive impact on sales revenue of 11%. Increased sales volumes had a positive impact of 8% on sales revenue. Significant sales volume growth in the CASPI segment, mainly attributable to acquisitions, accounted for the increase in sales volumes. Overall, foreign currency exchange rates had a negative impact on sales revenue of 3%, although the impact in Europe, Middle East and Africa was more significant due to the strength of the U.S. dollar against the euro.

Acquisitions contributed approximately $360 million to the increase in sales revenue. While sales volumes including acquisitions were up, volume in existing businesses declined 1% due to a slowing of economic demand in the second half of 2000, the Company's firm stance on pricing for PET polymers, and the discontinuation of certain products.

(Dollars in millions)                                                                        2000            1999          CHANGE
                                                                                            ------          ------         ------
GROSS PROFIT                                                                                $1,078          $  861            25%
      As a percentage of sales                                                                20.4%           18.8%

Gross profit improved substantially as a result of higher selling prices that were driven by increased raw materials costs, the Company's lower cost structure resulting from voluntary and involuntary employee separations that occurred late in 1999, and additional cost reductions implemented in 2000. Significantly higher costs for raw materials and energy negatively impacted gross profit, even with the Company's hedging of certain feedstock and energy costs. For the year, raw materials and energy costs were up approximately $380 million. Lower pension expense of approximately $30 million in 2000 resulted from mid-1999 amendments to the Company's defined benefit plan.

(Dollars in millions)                                                                        2000            1999          CHANGE
                                                                                            ------          ------         ------
SELLING AND GENERAL ADMINISTRATIVE EXPENSES                                                 $  346          $  355            (3)%
      As a percentage of sales                                                                 6.5%            7.7%

Benefits derived from a lower cost structure resulted in significantly lower selling and general administrative expenses, even with the addition of costs for acquired businesses and costs related to Cendian.

(Dollars in millions)                                                                        2000            1999          CHANGE
                                                                                            ------          ------         ------
RESEARCH AND DEVELOPMENT COSTS                                                              $  149          $  187           (20)%
    As a percentage of sales                                                                   2.8%            4.1%

Research and development costs were significantly lower during 2000 due to lower cost structure, although costs from acquired companies partially offset this decrease.

(Dollars in millions)                                           2000            1999
                                                               -----           -----
ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES                    $  13           $  52

In 2000, nonrecurring charges of $13 million were recognized, of which, $8 million related to costs associated with exiting the sorbates manufacturing site at Chocolate Bayou, Texas, and $5 million related to the shutdown of facilities at Distillation Products Industries in Rochester, New York. These charges are reflected in the PCI segment.

In 1999, nonrecurring charges totaling $36 million related to asset impairments and restructuring of operations were recorded in the PCI segment. A charge of approximately $17 million was recognized in association with a decision to discontinue production at the Company's sorbates facilities in Chocolate Bayou, Texas, which resulted in a write-down of plant and equipment used at the site. A charge of approximately $9 million was recognized in relation to the phase-out of operations at Distillation Products Industries in Rochester, New York, including costs associated with employee termination benefits and the write-down of plant and equipment used at the site. A charge of approximately $10 million was recognized for the write-off of construction in progress related to an epoxybutene ("EpB(R)") plant project that was terminated and determined to have no future value.

Also in 1999, a charge of approximately $16 million, reflected in the Polymers segment, was recognized for the write-off of construction in progress associated with a purified terephthalic acid ("PTA") plant project in Columbia, South Carolina. This project was terminated due to unfavorable market conditions and unsuccessful discussions with several potential buyers of this product.

These nonrecurring charges are described in more detail in Note 8 to the consolidated financial statements.

(Dollars in millions)                                           2000            1999
                                                               -----           -----
OTHER NONRECURRING OPERATING ITEMS                             $   8           $  65

Other nonrecurring operating items totaling $8 million were recorded in 2000. Reflected in the CASPI segment was a $9 million charge for costs associated with the write-off of in-process research and development related to the McWhorter acquisition, partially offset by a $1 million gain on the sale of certain assets, reflected in the Polymers segment.

In 1999, other nonrecurring operating items totaling $65 million were recognized. Of these items, approximately $53 million related to employee separation and pension settlement charges and $25 million related to the write-off of acquired in-process research and development costs associated with the acquisition of Lawter. Nonrecurring operating items totaling approximately $8 million were recorded related to an increase in the reserve for sorbates civil litigation and other matters, a loss recognized on an investment, the write-off of purchased technology which was determined to have no future value, and other items. A gain of approximately $21 million, reflected in the PCI segment, was recognized as a result of the reimbursement of previously expensed pension costs related to Holston Defense Corporation. These items are reflected in the Company's segments as follows: CASPI $30 million, SP $10 million, Polymers $21 million, Fibers $8 million, and PCI ($4) million.

These other nonrecurring operating items are described in more detail in Note 9 to the consolidated financial statements.

(Dollars in millions)                     2000            1999          CHANGE
                                         ------          ------         ------
GROSS INTEREST COSTS                     $  148          $  139
LESS CAPITALIZED INTEREST                     6              13
                                         ------          ------
INTEREST EXPENSE                            142             126           13%
INTEREST INCOME                               7               5
                                         ------          ------
NET INTEREST EXPENSE                     $  135          $  121           12%
                                         ======          ======

Higher net interest expense reflects decreased capitalized interest resulting from the completion of certain capital expansion projects during 1999, higher average commercial paper borrowings due to acquisitions, and higher interest rates on commercial paper borrowings.

(Dollars in millions)                      2000            1999          CHANGE
                                          ------          ------         ------
OTHER INCOME                              $  (31)         $  (12)          158%
OTHER CHARGES                                 34              29            17%
GAIN RECOGNIZED ON INITIAL
  PUBLIC OFFERING OF GENENCOR                (38)             --            N/A

Included in other income are gains from equity investments, gains on sales of nonoperating assets, royalty income, gains on foreign exchange transactions, and other miscellaneous items. Other income increased mainly due to higher income from equity investments and gains on sales of nonoperating assets.

Included in other charges are losses from foreign exchange transactions, certain litigation costs, losses from equity investments, losses on sales of nonoperating assets, fees on securitized receivables, and other miscellaneous items. Other charges increased mainly due to an increase in certain litigation costs and higher fees related to securitized receivables.

In 2000, a nonrecurring gain of approximately $38 million resulted from the initial public offering of common shares of Genencor. This transaction is more fully described in Note 4 to the consolidated financial statements.

(Dollars in millions)                                                2000            1999
                                                                    -----           -----
OTHER NONRECURRING ITEMS                                            $  10           $  (8)

Other nonrecurring items for 2000 totaling $10 million were recognized for costs related to sorbates civil litigation.

Other nonrecurring items for 1999 reflected a gain of $8 million from the sale of certain nonoperating assets.

SUMMARY BY OPERATING SEGMENT

CHEMICALS GROUP

CASPI SEGMENT

(Dollars in millions)                             2000            1999          CHANGE
                                                 ------          ------         ------
Sales                                            $1,176          $  836           41 %
Operating earnings including nonrecurring items     123             121            2 %
Operating earnings excluding nonrecurring items     132             151          (13)%

2000 COMPARED WITH 1999

Sales revenue for the CASPI segment increased 41%, reflecting higher sales volumes attributable to the Lawter, Sokolov, and McWhorter acquisitions, and overall higher selling prices. Sales revenue increased 40% due to increased sales volumes and 6% due to higher selling prices. Foreign currency exchange rates and product mix had a negative impact on sales revenue of 4% and 1%, respectively.

Results for 2000 and 1999 were negatively impacted by nonrecurring items totaling $9 million and $30 million, respectively, as more fully described above and in Note 9 to the consolidated financial statements.

In 2000, raw materials cost increases exceeded selling price increases, and margins eroded for many products. Lower cost structure resulting from employee separations that occurred late in 1999 and non-labor cost reductions implemented in 2000 did not offset the reduction in margins. Operating earnings were positively affected by decreased pension expense in 2000 and 1999 that resulted from the mid-1999 amendments to Eastman's defined benefit pension plan.

PCI SEGMENT

(Dollars in millions)                                       2000            1999          CHANGE
                                                           ------          ------         ------
Sales                                                      $1,297          $1,245             4 %
Operating earnings (loss) including nonrecurring items         87              (2)          N/A
Operating earnings excluding nonrecurring items               100              30           233 %

2000 COMPARED WITH 1999

Sales revenue for the PCI segment increased 4% due to moderately higher selling prices. Increased selling prices, driven by higher raw materials costs, had a positive impact on sales revenue of 7%. Sales revenue for fine chemicals declined, partially due to lower volume associated with discontinued products that were part of the fine chemicals product line. Decreased sales volumes, foreign currency exchange rates, and product mix had a negative impact on sales revenue of 1% each.

Operating earnings for 2000 were negatively impacted by nonrecurring items totaling approximately $13 million, as more fully described above and in Note 8 to the consolidated financial statements.

The operating loss for 1999 included nonrecurring items totaling approximately $32 million as more fully described above and in Notes 8 and 9 to the consolidated financial statements.

In 2000, operating earnings were positively impacted by lower cost structure, in part due to dependence on coal rather than oil or natural gas for acetyl-based products, and higher selling prices. Decreased pension expense in 2000 and 1999 that resulted from the mid-1999 amendments to Eastman's defined benefit pension plan also had a positive impact on results.

SP SEGMENT

(Dollars in millions)                                      2000            1999          CHANGE
                                                          ------          ------         ------
Sales                                                     $  550          $  531            4%
Operating earnings including nonrecurring items              103              80           29%
Operating earnings excluding nonrecurring items              103              90           14%

2000 COMPARED WITH 1999

Sales revenue for the SP segment increased 4% as higher sales volumes and increased selling prices had a positive impact on revenues of 6% and 2%, respectively. These increases were partially offset by the effects of foreign currency exchange rates and product mix which negatively impacted sales revenue by 3% and 1%, respectively.

Operating earnings for 1999 included other nonrecurring operating items totaling approximately $10 million, as more fully described above and in Note 9 to the consolidated financial statements.

For 2000, operating earnings were positively impacted by lower cost structure and by decreased pension expense in 2000 and 1999 resulting from the mid-1999 amendments to Eastman's defined benefit pension plan.

POLYMERS GROUP

POLYMERS SEGMENT

(Dollars in millions)                                            2000            1999          CHANGE
                                                                ------          ------         ------
Sales                                                           $1,636          $1,344            22 %
Operating earnings (loss) including nonrecurring items              99            (104)           N/A
Operating earnings (loss) excluding nonrecurring items              98             (67)           N/A

2000 COMPARED WITH 1999

Sales revenue for the Polymers segment increased 22% due to higher selling prices which had a positive impact on sales revenue of 26%. The increase in selling prices was attributable to higher selling prices for PET polymers, driven by an improved supply and demand balance. Sales volumes for PET polymers used in beverage containers were level due to the Company's firm stance on selling prices and a maturing carbonated soft drink market in North America. Foreign currency exchange rates had a negative impact on sales revenue of 4%, although the impact in Europe was more significant due to the strength of the U.S. dollar against the euro.

Operating earnings for 2000 were positively impacted by a nonrecurring gain of $1 million related to the sale of certain assets. Operating earnings for 1999 were negatively impacted by nonrecurring charges totaling approximately $37 million, as more fully described above and in Notes 8 and 9 to the consolidated financial statements.

Operating earnings were sharply higher for the year primarily due to the Company's lower cost structure and substantially higher selling prices for PET polymers. Margins on polyethylene products were pressured by higher raw material costs and lower selling prices that resulted from slowing demand. The Polymers segment's operating earnings were positively affected by decreased pension expense in 2000 and 1999 resulting from the mid-1999 amendments to the Company's defined benefit pension plan.

FIBERS SEGMENT

(Dollars in millions)                                      2000            1999          CHANGE
                                                          ------          ------         ------
Sales                                                     $  633          $  634            0 %
Operating earnings including nonrecurring items              150             107           40 %
Operating earnings excluding nonrecurring items              150             115           30 %

2000 COMPARED WITH 1999

Sales revenue for the Fibers segment was level. Higher sales volumes, which had a positive impact on sales revenue of 3%, were offset by the impact of lower selling prices and unfavorable foreign currency exchange rates.

Operating earnings for 1999 were negatively impacted by nonrecurring items totaling $8 million, as more fully described above and in Note 9 to the consolidated financial statements.

Operating earnings increased sharply for the year primarily due to lower cost structure and by decreased pension expense in 2000 and 1999 resulting from mid-1999 amendments to the Company's defined benefit pension plan.

SUMMARY BY CUSTOMER LOCATION -- 2000 COMPARED WITH 1999

(Dollars in millions)                                                                        2000            1999          CHANGE
                                                                                            ------          ------         ------
United States and Canada                                                                    $3,229          $2,869           13%
Europe, Middle East, and Africa                                                              1,062             849           25%
Asia Pacific                                                                                   547             486           13%
Latin America                                                                                  454             386           18%
                                                                                            ------          ------
                                                                                            $5,292          $4,590
                                                                                            ======          ======

Sales revenue in the United States and Canada for 2000 was $3.2 billion, up 13% from 1999 sales revenue of $2.9 billion. The improvement was primarily attributable to higher selling prices, mainly for PET polymers, which had a positive impact on sales revenue of 8%. Increased sales volumes resulting from acquisitions had a positive impact on revenues of 5%.

Sales revenue outside the United States and Canada increased 20% to $2.1 billion, compared to $1.7 billion in 1999. Higher selling prices, mainly for PET polymers, had a positive impact on sales revenue of 15%. Increased sales volumes resulting from acquisitions had a positive impact on revenues of 13%. These increases were partially offset by the negative effects of foreign currency exchange rates and product mix, which had a negative impact on revenues of 7% and 1%, respectively.

In Europe, Middle East and Africa, sales revenue increased 25% in 2000 compared with 1999. Increased selling prices, primarily for PET polymers, had a positive impact on revenues of 22%. Higher sales volumes resulting from acquisitions had a positive impact on sales revenue of 19%. A strong U.S. dollar against the euro resulted in a significantly unfavorable foreign currency exchange effect of 15%.

Sales revenue in Asia Pacific increased 13%, mainly due to increased sales volumes, which had a positive impact on sales revenue of 11%. The increase in sales volumes was driven by higher volumes for fibers. Other factors which positively impacted sales revenue included higher selling prices for performance chemicals and intermediates and PET polymers, which resulted in a positive impact on revenues of 3%, and foreign currency exchange rates, which had a 1% positive impact on revenues. Product mix had a negative impact of 2% on sales revenue in 2000.

Sales revenue in Latin America increased 18%, mainly due to higher selling prices, primarily for PET polymers, which had a positive impact on revenues of 16%. Increased sales volumes had a positive impact on revenues of 2%.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

(Dollars in millions)                                                                        2001            2000            1999
                                                                                            ------          ------          ------
Net cash provided by (used in)
    Operating activities                                                                    $  431          $  831          $  744
    Investing activities                                                                      (523)           (465)           (715)
    Financing activities                                                                        57            (451)            128
                                                                                            ------          ------          ------
Net change in cash and cash equivalents                                                     $  (35)         $  (85)         $  157
                                                                                            ======          ======          ======

Cash and cash equivalents at end of period                                                  $   66          $  101          $  186
                                                                                            ======          ======          ======

Cash provided by operating activities for 2001 reflected an increase in working capital related to a decrease in trade accounts payable, partially offset by a decrease in receivables, and additionally reflected the payment of certain employee incentive compensation expenses. In 2000, cash flows from operations were positively impacted by settlement of strategic foreign currency hedging transactions, partially offset by an increase in working capital. Cash provided by operating activities in 2000 and 1999 also reflected $50 million and $150 million, respectively, provided by a continuous sale of accounts receivable program.

Cash used in investing activities in 2001 and 2000 reflected decreased expenditures for capital additions and acquisitions compared to 1999. In 2001, cash paid for the Hercules Businesses was approximately $252 million; in 2000, cash paid for McWhorter was approximately $200 million and for Sokolov was approximately $46 million; and in 1999, cash paid for Lawter was approximately $370 million. Cash used in investing activities in 2001, 2000, and 1999 additionally reflects other small acquisitions. Cash used in investing activities in 2000 reflected higher proceeds from sales of assets.

Cash provided by financing activities in 2001 reflected an increase in commercial paper and other short-term borrowings to fund the acquisition of the Hercules Businesses and for general operating purposes. In 2000, cash used in financing activities reflected a repayment of borrowings associated with acquisitions. In 1999, cash provided by financing activities reflected an increase in borrowings primarily related to funding the Lawter acquisition and additional borrowings at year end as a precautionary measure related to the Year 2000 issue. Cash provided by (used in) financing activities in 2001 included the effect of an increase in treasury stock resulting from a reverse/forward stock split of the Company's common stock approved by the stockholders on May 3, 2001 and the repurchase of shares of the Company's common stock in 2000 and 1999.

The Company expects to continue to pay a quarterly cash dividend. Priorities for use of available excess cash are to reduce outstanding borrowings, fund targeted growth initiatives such as small acquisitions and other ventures, and repurchase shares.

CAPITAL EXPENDITURES

Capital expenditures were $234 million, $226 million, and $292 million for 2001, 2000, and 1999, respectively. For 2002, the Company estimates that capital spending and other directed investments for small acquisitions and other ventures will be no more than expected depreciation and amortization of $370 million. Long-term commitments related to planned capital expenditures are not material.

OTHER COMMITMENTS

At December 31, 2001, the Company's obligations related to long-term notes and debentures totaled $1.5 billion to be paid over a period extending 25 years. Other borrowings, related primarily to Credit Facility and commercial paper borrowings, totaled approximately $700 million.

The Company had various purchase obligations at December 31, 2001, totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $239 million over a period of several years. Of the total lease commitments, approximately 40% relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 35% relates to real property, including office space, storage facilities, and land; and approximately 25% relates to railcars. The obligations described above are summarized in the following table:

(DOLLARS IN MILLIONS)                                                        PAYMENTS DUE BY PERIOD
                                                       ---------------------------------------------------------------------------
                                                                                                                         More Than
                                                        Total            1 Year         2-5 Years       6-10 Years       10 Years
                                                       -------          -------         ---------       ----------       ---------
Long-term notes and debentures                         $ 1,493          $    --          $   500          $    --          $   993
Credit facility, commercial paper, and
   other borrowings                                        704               54              650               --               --
Purchase obligations                                     1,861              230              806              524              301
Operating leases                                           239               55               95               50               39
                                                       -------          -------          -------          -------          -------
                                                       $ 4,297          $   339          $ 2,051          $   574          $ 1,333
                                                       =======          =======          =======          =======          =======

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

The Company maintains defined benefit plans that provide eligible employees with retirement benefits. Benefits are paid to employees from trust funds. The Company contributes to the plans as permitted by laws and regulations. No contribution to the plans was required in 2001 and the Company anticipates that none will be required in 2002. As disclosed in Note 15 to the consolidated financial statements, during 2001 the Company increased its minimum pension liability from $16 million to $187 million in accordance with generally accepted accounting principles. While this amount does not correspond directly to cash funding requirements, it is an indication the Company will be required to contribute cash to the plans in future years. The amount and timing of such contributions is dependent upon interest rates, actual returns on plan assets, retirement and attrition rates of employees, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company. For example, a 1% change in interest rates could impact future funding requirements by approximately $50 million.

The Company has long-term commitments relating to a joint venture as described in Note 4 to the consolidated financial statements. The Company guarantees up to $125 million of the principal amount of the joint venture's third-party borrowings, but believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote.

As described in Note 14 to the consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2001 and 2000, respectively. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased.

The Company did not have any other material relationships with unconsolidated entities or financial partnerships, often referred to as special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes. Thus, Eastman is not materially exposed to any financing, liquidity, market, or credit risk related to the above or any other such relationships.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in July 2005, and to a short-term $130 million credit agreement (the "Credit Agreement") expiring in July 2002. Any borrowings under the Credit Facility or the Credit Agreement are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility and the Credit Agreement require facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees on the Credit Facility was 0.15% and 0.125% as of December 31, 2001 and 2000, respectively. The rate for such fees on the Credit Agreement is 0.15%. The Credit Facility and the Credit Agreement contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods. Management believes the likelihood of failure to comply with such covenants is remote.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of December 31, 2001, the Company's Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%. At December 31, 2000, the Company's outstanding balance of commercial paper was $400 million at an effective interest rate of 7.12%.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. Access to public debt markets, however, is dependent on a variety of factors including general market conditions and investors' perceptions regarding the chemical industry and the Company's expected performance. No securities have been sold from this shelf registration.

A downgrade of one level in the Company's credit rating is not anticipated, but should it occur, would not cause a significant impact on the commitments or sources of capital described above and would not have a material impact on the Company's results of operations. However, an adverse change in the Company's credit rating could affect the renewal of existing credit facilities or the Company's ability to obtain access to new credit facilities in the future, could adversely affect the terms under which the Company can borrow, and could increase the cost of borrowings under such facilities.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements. However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described in the forward-looking statements beginning on page 50.

STOCK REPURCHASES

The Company is currently authorized to repurchase up to $400 million of its common stock. In the second quarter 2001, a total of 77,069 shares of common stock at a total cost of approximately $4 million, or an average price of $53 per share, were repurchased. This repurchase was the result of a reverse/forward stock split of the Company's common stock which was approved by the stockholders on May 3, 2001 in order to consolidate small shareholdings and reduce administrative costs. During 2000, 1,575,000 shares of common stock at a total cost of approximately $57 million, or an average price of approximately $36 per share, were repurchased under this authorization. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the fourth quarters of 2001, 2000, and 1999 and $1.76 per share in 2001, 2000, and 1999.

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

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. Estimated costs associated with closure/postclosure are accrued over the facilities' estimated remaining useful lives which are currently estimated to extend over 50 years. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in chemical control regulations and testing requirements could result in higher or lower costs.

When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount unless another amount within the range appears to be a better estimate. At December 31, 2001 and 2000, the minimum or best estimate of environmental contingencies was approximately $80 million. At December 31, 2001 and 2000, the Company had recognized environmental contingencies of approximately $54 million and $49 million, respectively, representing the minimum or best estimate for remediation costs and for closure/postclosure costs accrued to date over the facilities' estimated useful lives.

The Company's cash expenditures related to environmental protection and improvement were approximately $216 million, $195 million, and $220 million in 2001, 2000, and 1999, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years, inflation has not had a material adverse impact on Eastman's costs, primarily because of price competition among suppliers of raw materials. The cost of raw materials is generally based on market price, although derivative financial instruments may be utilized, as appropriate, to mitigate short-term market price fluctuations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," collectively referred to as the "Standards." SFAS No. 141 supersedes Accounting Principles Board Opinion ("APB") No. 16, "Business Combinations." The provisions of SFAS No. 141 require the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill; and require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supersedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested annually for impairment, and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired; require that reporting units be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets, and liabilities should be allocated to those reporting units. In connection with the adoption of SFAS No. 142, the Company expects to reclassify $12 million of its intangibles assets and the related deferred tax liabilities of approximately $5 million to goodwill. The Company expects that it will no longer record $20 million of amortization relating to its existing goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned. The Company will also evaluate the useful lives assigned to its intangible assets and anticipates no significant changes to the useful lives or the related amortization expense.

SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the first half of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. Intangible assets deemed to have an indefinite life will be tested for impairment using a one-step process which compares the fair value to the carrying amount of the asset as of the beginning of the fiscal year, and pursuant to the requirements of SFAS No. 142 will be completed during the first quarter of 2002. Any impairment loss resulting from the transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement, which were adopted by the Company January 1, 2002, have not had a material impact on its financial condition or results of operations.

OUTLOOK

For 2002, the Company:

- Expects capital spending and other directed investments for small acquisitions and other ventures to be no more than expected depreciation and amortization of approximately $370 million;

- Expects research and development expenditures to be approximately $170 million, and combined costs related to selling and general administrative expenses and research and development costs to be approximately 11% of sales;

- Expects pension and other postemployment benefit expenses to increase over 2001 and expects that no contribution to the Company's pension plan will be required in 2002;

- Expects to further integrate recent acquisitions into the Company's processes and SAP R3 and expects that costs related to such implementation will be minimal;

- Expects to continue to recognize costs related to Cendian, formerly ShipChem, as it builds capability to add new customers;

- Expects to continue to pay a quarterly cash dividend and anticipates that excess available cash will be used to reduce outstanding borrowings, fund targeted growth initiatives for small acquisitions and other ventures, and repurchase shares.

The Company further expects:

- Global demand for PET polymers to grow approximately 10% annually over the next four years;

- To take actions necessary to improve within three years the Company's credit rating to BBB+;

- Significant cash contributions to the Company's defined benefit pension plans will be required in future years; the amount and timing of such contributions is unknown and significantly impacted by interest rates, actual returns on plan assets, retirement and attrition rates of employees, and other factors.

FORWARD-LOOKING STATEMENTS

The expectations under "Outlook" and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; effects of hedging raw material and energy costs and foreign currencies; global and regional economic conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations and strategies for individual products, businesses, and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit rating; cost reduction targets; integration of recently acquired businesses; development, production, commercialization, and acceptance of new products, services, and technologies; asset and product portfolio changes.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those in any such forward-looking statements:

- The Company began operating its Chemicals Group as Eastman Division and its Polymers Group as Voridian Division effective January 1, 2002. The divisional structure for the businesses is expected to allow each to concentrate its respective efforts and resources on strategies specific to the business. There can be no assurance that any or all of such goals or expectations will be realized.

- The Company has manufacturing and marketing operations throughout the world, with approximately 45% of the Company's revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company's revenues, expenses, and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenues, expenses, and results, and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company's results of operations.

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

- The Company has made strategic technology investments, including formation of joint ventures and investments in other technology businesses, in order to build certain Eastman capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company's results of operations.

- During 2002, the Company will continue integrating recent acquisitions into the Company's processes and SAP R3 to enable cost-saving and synergy opportunities. There can be no assurance that such cost-saving and synergy opportunities will be realized or that the integration efforts will be completed as planned.

- The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.

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

- The Company's facilities and businesses are subject to complex health, safety, and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The estimates depend on a number of factors including those associated with on-going operations and remedial requirements. On-going operations can be affected by unanticipated government enforcement action, which in turn is influenced by the nature of the allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product deselection. Remedial requirements at contaminated sites are dependent on the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

- The Company's operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

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

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign currency exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than two years and denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

The Company is exposed to fluctuations in market prices for certain of its major raw materials. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, and natural gas, the Company enters into forwards and options contracts.

The Company determines its market risk utilizing sensitivity analysis, which measures the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, and/or commodity prices. For 2001 and 2000, respectively, the market risk associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous parallel shift in interest rates of 10% are approximately $81 million and $86 million and an additional $10 million and $9 million for each one percentage point change in interest rates thereafter. This exposure is primarily related to long-term debt with fixed interest rates. The market risk associated with foreign currency-sensitive instruments utilizing a modified Black-Scholes option pricing model and a 10% adverse move in the U.S. dollar relative to each foreign currency hedged by the Company is approximately $2 million and $8 million and an additional $0.1 million and $0.5 million for 2001 and 2000, respectively, for an additional one percentage point adverse change in foreign currency exchange rates. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions. The market risk associated with feedstock options and natural gas swaps assuming an instantaneous parallel shift in the underlying commodity price of 10% is approximately $2 million and $9 million and an additional $0.2 million and $0.8 million for 2001 and 2000, respectively, for each one percentage point move in closing prices thereafter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM                                                                                                             PAGE
----                                                                                                            -------
Management's responsibility for financial statements                                                                55

Report of independent accountants                                                                                   56

Consolidated statements of earnings (loss), comprehensive income (loss), and retained earnings                      57

Consolidated statements of financial position                                                                       58

Consolidated statements of cash flows                                                                               59

Notes to consolidated financial statements                                                                       60-90

Financial statement schedules:

     II - Valuation and Qualifying Accounts                                                                        151

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company and subsidiaries appearing on pages 57 through 90. Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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



/s/ J. Brian Ferguson                      /s/ James P. Rogers
----------------------------------         -------------------------------------
J. Brian Ferguson                          James P. Rogers
Chairman of the Board and                  Senior Vice President and
   Chief Executive Officer                     Chief Financial Officer


January 29, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Eastman Chemical Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 93 present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 93 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001, Eastman Chemical Company adopted Statement of Financial Accounting Standard No. 133, as amended by Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."



/s/ PricewaterhouseCoopers LLP
-------------------------------------------
PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia
January 29, 2002

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
               COMPREHENSIVE INCOME (LOSS), AND RETAINED EARNINGS

(Dollars in millions, except per share amounts)                               2001              2000              1999
                                                                             -------           -------           -------
EARNINGS (LOSS)
Sales                                                                        $ 5,384           $ 5,292           $ 4,590
Cost of sales                                                                  4,497             4,214             3,729
                                                                             -------           -------           -------
Gross profit                                                                     887             1,078               861

Selling and general administrative expenses                                      407               346               355
Research and development costs                                                   160               149               187
Asset impairments and restructuring charges (See Note 8)                         396                13                52
Other nonrecurring operating items (See Note 9)                                   50                 8                65
                                                                             -------           -------           -------
Operating earnings (loss)                                                       (126)              562               202

Interest expense, net                                                            140               135               121
Gain recognized on initial public offering of equity investment                   --               (38)               --
Other income                                                                     (11)              (31)              (12)
Other charges                                                                     22                34                29
Other nonrecurring items (See Note 9)                                             20                10                (8)
                                                                             -------           -------           -------
Earnings (loss) before income taxes                                             (297)              452                72

Provision (benefit) for income taxes                                            (118)              149                24
                                                                             -------           -------           -------

Net earnings (loss)                                                          $  (179)          $   303           $    48
                                                                             =======           =======           =======

Earnings (loss) per share
    Basic                                                                    $ (2.33)          $  3.95           $  0.61
                                                                             =======           =======           =======
    Diluted                                                                  $ (2.33)          $  3.94           $  0.61
                                                                             =======           =======           =======

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)                                                          $  (179)          $   303           $    48
Other comprehensive loss                                                        (134)              (63)              (36)
                                                                             -------           -------           -------
Comprehensive income (loss)                                                  $  (313)          $   240           $    12
                                                                             =======           =======           =======

RETAINED EARNINGS
Retained earnings at beginning of period                                     $ 2,266           $ 2,098           $ 2,188
Net earnings (loss)                                                             (179)              303                48
Cash dividends declared                                                         (135)             (135)             (138)
                                                                             -------           -------           -------
Retained earnings at end of period                                           $ 1,952           $ 2,266           $ 2,098
                                                                             =======           =======           =======

   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                       DECEMBER 31,
(Dollars in millions)                                                             2001              2000
                                                                                 -------           -------
ASSETS
Current assets
    Cash and cash equivalents                                                    $    66           $   101
    Trade receivables, net of allowance of $35 and $16                               570               650
    Miscellaneous receivables                                                         86                87
    Inventories                                                                      659               580
    Other current assets                                                              77               105
                                                                                 -------           -------
      Total current assets                                                         1,458             1,523
                                                                                 -------           -------

Properties
    Properties and equipment at cost                                               9,302             9,039
    Less:  Accumulated depreciation                                                5,675             5,114
                                                                                 -------           -------
      Net properties                                                               3,627             3,925
                                                                                 -------           -------

Goodwill, net of accumulated amortization of $43 and $28                             339               344
Other intangibles, net of accumulated amortization of $38 and $20                    275               277
Other noncurrent assets                                                              387               481
                                                                                 -------           -------

Total assets                                                                     $ 6,086           $ 6,550
                                                                                 =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Payables and other current liabilities                                       $   904           $ 1,152
    Borrowings due within one year                                                    54               106
                                                                                 -------           -------
      Total current liabilities                                                      958             1,258

Long-term borrowings                                                               2,143             1,914
Deferred income tax credits                                                          452               607
Postemployment obligations                                                         1,043               829
Other long-term liabilities                                                          112               130
                                                                                 -------           -------
      Total liabilities                                                            4,708             4,738
                                                                                 -------           -------

Commitments and contingencies

Stockholders' equity
    Common stock ($0.01 par - 350,000,000 shares
      authorized; shares issued - 85,053,349 and 84,739,902)                           1                 1
    Paid-in capital                                                                  118               100
    Retained earnings                                                              1,952             2,266
    Other comprehensive loss                                                        (251)             (117)
                                                                                 -------           -------
                                                                                   1,820             2,250
    Less:  Treasury stock at cost (8,073,859 and 7,996,790 shares)                   442               438
                                                                                 -------           -------

    Total stockholders' equity                                                     1,378             1,812
                                                                                 -------           -------

Total liabilities and stockholders' equity                                       $ 6,086           $ 6,550
                                                                                 =======           =======

   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)                                                              2001            2000            1999
                                                                                   -----           -----           -----
Cash flows from operating activities
    Net earnings (loss)                                                            $(179)          $ 303           $  48
                                                                                   -----           -----           -----

Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities, net of effect of acquisitions
      Depreciation and amortization                                                  435             418             383
      Write-off of impaired assets                                                   373              --              52
      Gain recognized on initial public offering of equity investment                 --             (38)             --
      Write-off of acquired in-process research and development                        5               9              25
      Provision (benefit) for deferred income taxes                                 (148)             64             (18)
      (Increase) decrease in receivables                                              90              (1)            163
      (Increase) decrease in inventories                                              (8)            (43)             63
      Increase (decrease) in liabilities for employee benefits and
        incentive pay                                                                 (8)             28             (69)
      Increase (decrease) in liabilities excluding borrowings and
        liabilities for employee benefits and incentive pay                         (163)              9             115
      Other items, net                                                                34              82             (18)
                                                                                   -----           -----           -----
      Total adjustments                                                              610             528             696
                                                                                   -----           -----           -----

      Net cash provided by operating activities                                      431             831             744
                                                                                   -----           -----           -----

Cash flows from investing activities
    Additions to properties and equipment                                           (234)           (226)           (292)
    Acquisitions, net of cash acquired                                              (257)           (261)           (381)
    Additions to capitalized software                                                (28)            (21)            (24)
    Other investments                                                                 (8)            (30)             --
    Proceeds from sales of fixed assets                                                4              61              --
    Other items                                                                       --              12             (18)
                                                                                   -----           -----           -----

      Net cash used in investing activities                                         (523)           (465)           (715)
                                                                                   -----           -----           -----

Cash flows from financing activities
    Net increase (decrease) in commercial paper and other short-term
      borrowings                                                                     187             (98)            338
    Repayment of borrowings                                                          (11)           (165)            (24)
    Dividends paid to stockholders                                                  (135)           (135)           (138)
    Treasury stock purchases                                                          (4)            (57)            (51)
    Stock options and other items                                                     20               4               3
                                                                                   -----           -----           -----
      Net cash provided by (used in) financing activities                             57            (451)            128
                                                                                   -----           -----           -----

      Net change in cash and cash equivalents                                        (35)            (85)            157

Cash and cash equivalents at beginning of period                                     101             186              29
                                                                                   -----           -----           -----

Cash and cash equivalents at end of period                                         $  66           $ 101           $ 186
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

TRANSLATION OF NON-U.S. CURRENCIES

Eastman uses the local currency as the "functional currency" to translate the accounts of all consolidated entities outside the United States where cash flows are primarily denominated in local currencies. The effects of translating those operations that use the local currency as the functional currency are included as a component of comprehensive income and stockholders' equity. The effects of remeasuring those operations where the U.S. dollar is used as the functional currency and all transaction gains and losses are reflected in current earnings.

REVENUE RECOGNITION AND CUSTOMER INCENTIVES

In 2000, the Company implemented Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which specifies the criteria that must be met before revenue is realized or realizable and earned. In accordance with SAB 101, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured. The implementation of SAB 101 did not have a material impact on sales, operating earnings (loss), or net earnings (loss) for 2001 or prior years.

The Company records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, price protection, promotions, and other volume-based incentives. These estimates are based on a combination of forecast and actual sales volumes and revenues against established goals.

ALLOWANCES FOR DOUBTFUL ACCOUNTS

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue. Shipping and handling costs incurred are recorded in cost of sales.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash, time deposits, and readily marketable securities with maturities of three months or less at the purchase date.

ACCOUNTS RECEIVABLE SALES

Under a planned continuous sale program agreement entered into in 1999, the Company sells to a third party undivided interests in certain domestic accounts receivable. Undivided interests in designated receivable pools are sold to the purchaser with recourse limited to the receivables purchased. The Company's retained interests in the designated receivable pools are measured at fair value, based on expected future cash flows, using management's best estimates of returns and credit losses commensurate with the risks involved. The Company's retained interests in receivables sold are recorded as trade receivables in the consolidated financial statements. Fees paid by the

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company under this agreement are based on certain variable market rate indices and are included in other charges in the consolidated financial statements.

INVENTORIES

Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States by the last-in, first-out ("LIFO") method. The cost of all other inventories, including inventories outside the United States, is determined by the first-in, first-out ("FIFO") or average cost method. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

GOODWILL AND OTHER INTANGIBLES

The Company amortizes certain intangible assets totaling approximately $186 million on a straight-line basis over the expected useful lives of the underlying assets, generally 11 to 20 years. The useful life of an intangible asset is based on the Company's assumptions regarding expected use of the asset; the relationship of the intangible asset to another asset or group of assets; any legal, regulatory or contractual provisions that may limit the useful life of the asset or that enable renewal or extension of the asset's legal or contractual life without substantial cost; the effects of obsolescence, demand, competition and other economic factors; and the level of maintenance expenditures required to obtain the expected future cash flows from the asset and their related impact on the asset's useful life.

On January 1, 2002 the Company adopted Statement of Financial Accounting Standards ("SFAS") Nos. 141 "Business Combinations," and 142 "Goodwill and Other Intangible Assets," which require the use of a nonamortization approach to account for purchased goodwill and indefinite-lived intangibles. Under the nonamortization approach, purchased goodwill and indefinite-lived intangibles, including trademarks, are reviewed for impairment and written down and charged to results of operations in the periods in which the recorded value is more than the fair value. Additionally under these Standards, assembled workforce is not recognized as an intangible asset apart from goodwill. Prior to the adoption of these Standards, goodwill and assembled workforce were amortized over the expected useful lives of the underlying assets, generally 5 to 40 years. The adoption of these Standards resulted in approximately $12 million attributable to assembled workforce being subsumed into goodwill; and also had the impact of reducing annual amortization of goodwill and intangibles with indefinite lives, primarily included in results for the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment, by approximately $20 million.

IMPAIRED ASSETS

The Company reviews the carrying values of long-lived assets, identifiable intangibles and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Eastman reviews these assets for impairment based first on estimated future undiscounted cash flows attributable to the assets. An impairment loss for an asset to be held and used is recognized when the fair value of the asset, generally based on discounted estimated future cash flows, is less than the carrying value of the asset. An impairment loss for assets to be disposed of is recognized when the fair value of the asset, less costs to dispose, is less than the carrying value of the asset.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RESTRUCTURING OF OPERATIONS

The Company records restructuring charges incurred in connection with consolidation or relocation of operations, discontinued product lines, or shutdowns of specific sites. These restructuring charges include estimates of the expected costs associated with site closure, legal and environmental matters, demolition, contract terminations, or other costs directly related to the restructuring. If the actual costs incurred exceed the estimated costs, additional charges will result. If the actual costs are less than the estimated costs, a gain will be recognized.

PENSION AND OTHER POSTEMPLOYMENT BENEFITS

The Company maintains defined benefit plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees' eligible survivors. The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, and rate of compensation increase for employees. Projected health care benefits additionally reflect the Company's assumptions about health care cost trends. The cost of providing plan benefits depends on demographic assumptions including retirements, mortality, turnover, and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease.

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

The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than 2 years and denominated in foreign currencies (principally the British pound, Canadian dollar, euro, and the Japanese yen). To mitigate short-term fluctuations in market prices for propane and natural gas (major raw materials and energy used in the manufacturing process), the Company enters into forwards and options contracts. From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

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

On January 1, 2001 the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The adoption of SFAS No. 133, as amended by SFAS No. 138, has not had a material impact on the results of operations. Instruments with a fair value of approximately $30 million, previously not required to be recorded and primarily pertaining to the Company's raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statement of Financial Position on January 1, 2001. In addition, previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit of $58 million to other comprehensive income, a component of stockholders' equity, and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INVESTMENTS

The Company includes in other noncurrent assets its investments in joint ventures which are managed as integral parts of the Company's operations and accounted for on the equity basis. Eastman's negative investment in Primester, described in Note 4 to the consolidated financial statements, is included in other long-term liabilities. The Company includes its share of earnings and losses of such joint ventures in other income and charges.

Marketable securities held by the Company, currently common or preferred stock, are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported as a component of other comprehensive income (loss) in stockholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities. The Company includes these investments in other noncurrent assets.

Other equity investments, for which fair values are not readily determinable, are carried at historical cost and are included in other noncurrent assets.

The Company records an investment impairment charge when it believes a business venture investment, accounted for by the Company as a marketable security or recorded at historical cost, has experienced a decline in value that is other than temporary.

OTHER INCOME AND OTHER CHARGES

Included in other income and other charges are results from equity investments, gains or losses on sales of nonoperating assets, royalty income, gains or losses on foreign exchange transactions, certain litigation costs, fees on securitized receivables, and other miscellaneous items. Material amounts are separately presented in the Consolidated Statements of Earnings (Loss) and Comprehensive Income (Loss).

EARNINGS PER SHARE

Basic earnings (loss) per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year.

INCOME TAXES

Deferred income taxes, reflecting the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes, are based on tax laws currently enacted.

STOCK-BASED COMPENSATION

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," Eastman continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company's pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Eastman's plans are disclosed in Note 11.

RECOGNITION OF GAINS OR LOSSES ON SUBSIDIARY OR AFFILIATE STOCK SALES

Gain and losses on subsidiary or affiliate stock sales are recorded in other income or other charges and are separately disclosed in the Statements of Earnings (Loss) and Comprehensive Income (Loss).

COMPENSATED ABSENCES

The Company accrues compensated absences and related benefits as current charges to earnings.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMPUTER SOFTWARE COSTS

Capitalized software costs are amortized on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service. In 2001, 2000, and 1999, approximately $28 million, $21 million, and $24 million, respectively, were capitalized. Of those amounts, approximately $16 million, $9 million, and $2 million, respectively, were amortized.

ENVIRONMENTAL COSTS

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. Estimated costs associated with closure/postclosure are accrued over the facilities' estimated remaining useful lives which are currently estimated to extend over 50 years. The amount accrued reflects the Company's assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in chemical control regulations and testing requirements could result in higher or lower costs.

When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount unless another amount within the range appears to be a better estimate. At December 31, 2001 and 2000, the minimum or best estimate of environmental contingencies was approximately $80 million. At December 31, 2001 and 2000, the Company had recognized environmental contingencies of approximately $54 million and $49 million, respectively, representing the minimum or best estimate for remediation costs and closure/postclosure costs accrued to date over the facilities' estimated useful lives.

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

LITIGATION AND CONTINGENT LIABILITIES

The Company's operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated.

COMPREHENSIVE INCOME

Components of other comprehensive income (loss) include cumulative translation adjustments, additional minimum pension liabilities, unrecognized gains or losses on investments, and mark-to-market gains or losses on qualifying foreign exchange contracts and commodity contracts. Amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NONRECURRING ITEMS

It is the Company's policy to identify as a "nonrecurring item" a material charge or gain that is not associated with on-going operations or that is caused by unique events not reflective of the Company's normal business activities in the period if such items individually or in the aggregate have a material impact on a specific line item in the Consolidated Statements of Earnings (Loss) or have a material impact on results overall. The Company believes that separately reporting such charges or gains enhances transparency and comparability of results by removing distortion that would otherwise occur. Examples of such items that have been separately identified in the past under this policy include material charges or gains resulting from asset impairments and restructuring of operations, including employee terminations; litigation not related to on-going operations; discontinued businesses; and acquisition charges including those related to acquired in-process research and development. Nonrecurring items are appropriately identified in the Consolidated Statements of Earnings (Loss).

RECLASSIFICATIONS

The Company has reclassified certain 2000 and 1999 amounts to conform to the 2001 presentation.

2.       INVENTORIES

                                                                     DECEMBER 31,
(Dollars in millions)                                            2001            2000
                                                                 -----           -----
At FIFO or average cost (approximates current cost)
    Finished goods                                               $ 569           $ 496
    Work in process                                                168             150
    Raw materials and supplies                                     210             209
                                                                 -----           -----
      Total inventories                                            947             855
    Reduction to LIFO value                                       (288)           (275)
                                                                 -----           -----
Total inventories at LIFO value                                  $ 659           $ 580
                                                                 =====           =====

Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.       PROPERTIES AND ACCUMULATED DEPRECIATION

PROPERTIES AT COST

                                                                   DECEMBER 31,
(Dollars in millions)                                          2001             2000
                                                             -------           -------
Balance at beginning of year                                 $ 9,039           $ 8,820
    Additions
      Capital expenditures                                       234               226
      Acquisitions                                               257               261
    Deductions                                                  (228)             (268)
                                                             -------           -------
Balance at end of year                                       $ 9,302           $ 9,039
                                                             =======           =======

Properties
    Land                                                     $    74           $    64
    Buildings and building equipment                             894               846
    Machinery and equipment                                    8,161             7,985
    Construction in progress                                     173               144
                                                             -------           -------
Balance at end of year                                       $ 9,302           $ 9,039
                                                             =======           =======

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED DEPRECIATION

                                                             DECEMBER 31,
(Dollars in millions)                                    2001            2000
                                                        ------          -------
Balance at beginning of year                            $5,114          $ 4,870
    Provision for depreciation                             385              382
    Additions (deductions)                                 176             (138)
                                                        ------          -------
Balance at end of year                                  $5,675          $ 5,114
                                                        ======          =======

Construction-period interest of $345 million and $340 million, reduced by accumulated depreciation of $198 million and $171 million, is included in cost of properties at December 31, 2001 and 2000, respectively.

Depreciation expense was $385 million, $382 million, and $368 million, for 2001, 2000, and 1999, respectively.

4.       EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

Eastman owns 25 million shares, or approximately 42%, of the outstanding common shares of Genencor International, Inc. ("Genencor") a company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets. Prior to its initial public offering in July 2000, Genencor was a joint venture in which Eastman owned a 50% interest.

In the second quarter 2000, Genencor completed an initial public offering of 8,050,000 shares of its common stock at a price of $18 per share. Net proceeds to Genencor from the sale of the shares of common stock were approximately $135 million.

As a result of this initial public offering, Eastman recorded a gain of $38 million due to the change in the Company's percentage ownership interest in Genencor. This investment is accounted for under the equity method and is included in other noncurrent assets. At December 31, 2001, 2000, and 1999, the Company's investment in Genencor, including preferred stock, was $217 million, $209 million, and $157 million, respectively.

Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture engaged in the manufacture of cellulose esters at its Kingsport, Tennessee plant, accounted for by the equity method. The Company guarantees up to $125 million of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. Eastman had a negative investment in the joint venture of approximately $40 million at December 31, 2001 and 2000, representing the recognized portion of the venture's accumulated deficits that it has a commitment to fund as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992, and 1993. Eastman is amortizing the deferred credit to earnings over the 10-year period of the utilities and plant services contract.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       PAYABLES AND OTHER CURRENT LIABILITIES

                                                                   DECEMBER 31,
(Dollars in millions)                                           2001           2000
                                                                ----          ------
Trade creditors                                                 $438          $  526
Accrued payrolls, vacation, and variable-incentive
    compensation                                                 160             201
Accrued taxes                                                     70              95
Interest payable                                                  45              51
Deferred gain on currency options                                 --              72
Other                                                            191             207
                                                                ----          ------
Total                                                           $904          $1,152
                                                                ====          ======

6.       BORROWINGS

                                                                      DECEMBER 31,
(Dollars in millions)                                             2001            2000
                                                                 ------          ------
Short-term borrowings
    Notes payable                                                $   54          $  106
                                                                 ------          ------
      Total short-term borrowings                                    54             106
                                                                 ------          ------

LONG-TERM BORROWINGS
    6 3/8% notes due 2004                                           500             500
    7 1/4% debentures due 2024                                      496             496
    7 5/8% debentures due 2024                                      200             200
    7.60% debentures due 2027                                       297             297
    Credit facility and commercial paper borrowings                 637             400
    Other                                                            13              21
                                                                 ------          ------
      Total long-term borrowings                                  2,143           1,914
                                                                 ------          ------

Total borrowings                                                 $2,197          $2,020
                                                                 ======          ======

Eastman has access to an $800 million revolving credit facility (the "Credit Facility") expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% and 0.125% as of December 31, 2001 and December 31, 2000, respectively. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of December 31, 2001, the Company's Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%. At December 31, 2000, the Company's outstanding balance of commercial paper was $400 million at an effective interest rate of 7.12%.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       STOCKHOLDERS' EQUITY

(Dollars in millions)                                                   2001                   2000                   1999
                                                                    ------------           ------------           ------------
Common stock at par value                                           $          1           $          1           $          1
                                                                    ------------           ------------           ------------

Paid-in capital
    Balance at beginning of year                                             100                     95                     94
    Additions                                                                 18                      5                      1
                                                                    ------------           ------------           ------------
    Balance at end of year                                                   118                    100                     95

Retained earnings                                                          1,952                  2,266                  2,098
                                                                    ------------           ------------           ------------

Accumulated other comprehensive income (loss)
    Balance at beginning of year                                            (117)                   (54)                   (18)
    Change in cumulative translation adjustment                              (24)                   (66)                   (46)
    Change in unfunded minimum pension liability                            (106)                     4                      7
    Change in other items                                                     (4)                    (1)                     3
                                                                    ------------           ------------           ------------
    Balance at end of year                                                  (251)                  (117)                   (54)

    Treasury stock at cost                                                  (442)                  (438)                  (381)
                                                                    ------------           ------------           ------------

Total                                                               $      1,378           $      1,812           $      1,759
                                                                    ============           ============           ============

Shares of common stock issued(1)

    Balance at beginning of year                                      84,739,902             84,512,004             84,432,114
    Issued for employee compensation and benefit plans                   313,447                227,898                 79,890
                                                                    ------------           ------------           ------------
    Balance at end of year                                            85,053,349             84,739,902             84,512,004
                                                                    ============           ============           ============

(1) Includes shares held in treasury.

The Company has authority to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in 2001, 2000, and 1999, respectively.

The Company established a benefit security trust in 1997 to provide a degree of financial security for unfunded obligations under certain plans. At December 31, 2001, the Company had contributed to the trust a warrant to purchase up to 1,000,000 shares of common stock of the Company for par value. The warrant is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under covered unfunded plans. Such warrant is excluded from the computation of diluted earnings per share because the conditions upon which the warrant is exercisable have not been met.

The additions to paid-in capital for the three years are primarily the result of exercises of stock options by employees.

The Company repurchased 77,069 shares of Eastman common stock at a cost of approximately $4 million, or an average price of approximately $53 per share, in 2001. This repurchase was the result of a reverse/forward stock split of the Company's common stock which was approved by the stockholders on May 3, 2001 in order to consolidate small shareholdings and reduce administrative costs. The Company also repurchased 1,575,000 shares at a cost of approximately $57 million, or an average price of approximately $36 per share, in 2000 and 1,094,800 shares at a cost of approximately $50 million, or an average price of approximately $46 per share, in 1999. Repurchased common shares may be used to meet common stock requirements for benefit plans and other corporate purposes.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's charitable foundation held 158,424 shares of Eastman common stock at December 31, 2001, 2000, and 1999.

For 2001, 2000, and 1999, respectively, the weighted average number of common shares outstanding used to compute basic earnings per share was 76.8 million,
76.8 million, and 78.2 million, and for diluted earnings per share was 76.8 million, 77.0 million, and 78.4 million, reflecting the effect of dilutive options outstanding. As a result of the net loss reported for 2001, common shares underlying all options were excluded from the calculation of diluted earnings (loss) per share. Excluded from the 2001 calculation were shares underlying options to purchase 7,006,410 shares of common stock at a range of prices from $33.01 to $73.94. Excluded from the 2000 and 1999 calculations were shares underlying options to purchase 3,899,076 shares of common stock at a range of prices from $45.34 to $74.25 and 2,331,341 shares of common stock at a range of prices from $48.44 to $74.25, respectively, because the exercise price of the options was greater than the average market price of the underlying common shares.

In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's stockholders and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's stock. As a result of the net loss reported for 2001, 156,060 shares underlying such options were excluded from the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive. At December 31, 2000 and 1999, respectively, 149,240 shares and 45,920 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met. These performance-based stock options expired on December 31, 2001.

Additionally, 200,000 shares underlying an option issued to the Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations because the stock price conditions to exercise had not been met as to any of the shares as of December 31, 2001, 2000, and 1999.

8.       ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

(Dollars in millions)                                    2001          2000         1999
                                                         ----          ----         ----
ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES              $396          $13          $52

WRITE-OFF OF PREPAID ASSET

During the second quarter 2001, Eastman terminated an agreement with a supplier that guaranteed the Company's right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In prior years, the Company paid a total of $239 million to the supplier and deferred those costs to be amortized over the 15-year period during which the product was to be received. The Company began amortizing those costs in 1993 and had recorded accumulated amortization of $131 million at March 31, 2001. As a result of the termination of this agreement, a charge of $108 million, representing the remaining net book value, was charged to the Polymers segment's earnings during the second quarter 2001 as no continuing economic benefits will be received pertaining to this contract.

WRITE-OFF OF IMPAIRED POLYETHYLENE ASSETS

During the second quarter 2001, management identified and announced certain assets that were intended to be spun-off at year-end 2001 related to the Company's efforts to spin-off the specialty chemicals and plastics businesses. An indirect result of these decisions would have been that the continuing operations would have been required to purchase certain raw materials and utilities that were historically produced internally for use in the manufacture of polyethylene. Considering the purchase price of these raw materials and utilities, the carrying value of certain assets used to consume ethylene at the Longview facility in the manufacture of polyethylene exceeded the expected future cash flows attributable to such assets.

Subsequent to the second quarter, the spin-off was canceled. However, management determined that the continued operation of these assets was not economically attractive and is anticipating reversing the flow of pipelines at

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Longview facility to provide an alternate outlet for the excess ethylene, and allowing for the shutdown of the impaired assets. Based upon the resulting cash flows from the probable future use of these assets, an impairment loss of $103 million was charged to the Polymers segment's earnings during the second quarter 2001. The impairment represents the excess of the carrying value over the discounted estimated future cash flows related to the products produced by the impacted assets.

RESTRUCTURING AND ASSET IMPAIRMENTS OF THE FINE CHEMICALS PRODUCT LINE

As a result of the on-going restructuring of the Company's fine chemicals product line, Eastman recorded restructuring charges, including related asset write-downs, totaling approximately $70 million in 2001. These charges resulted from the Company's on-going restructuring of its fine chemicals product line to reduce costs and to write down assets determined to be impaired. The restructuring initiative and related asset impairments involve the Company's Performance Chemicals and Intermediates ("PCI") segment and include assets at the Company's Tennessee and Arkansas sites within the United States, a plant in Wales, and a plant in Hong Kong.

Charges in the fourth quarter and the third quarter 2001 of $1 million and $6 million, respectively, pertained primarily to severance accruals for employees impacted by the plant shutdowns, closure costs, and write-downs of fixed assets. In the second quarter 2001, a charge of $63 million pertained primarily to write-downs of fixed assets associated with product lines that the Company will no longer pursue, net of the effect of a reversal of a customer deposit related to the impacted assets, and write-downs of other long-term deposits. The assets will be used to meet current contractual requirements and then be idled. The fair value of the impacted assets was determined using current market information where available or discounted estimated net cash flows from contracts that are currently in effect.

RESTRUCTURING AND ASSET IMPAIRMENTS OF THE CASPI SEGMENT

Consolidation and restructuring of the operations of the CASPI segment resulted in restructuring charges, including related asset write-downs, of approximately $77 million in 2001. In the fourth quarter 2001, the Company recognized a charge of approximately $27 million related to the closure of an operating site in Duesseldorf, Germany that was obtained in the acquisition of Jager. Also in the fourth quarter 2001, charges of approximately $6 million and $3 million, respectively, were recognized related to the impairment of other operating assets in North America and Europe. In the third quarter 2001, the Company recognized a charge of approximately $21 million related to the closure of a Moundville, Alabama plant that was obtained in the acquisition of Lawter International, Inc. ("Lawter"). In the second quarter 2001, the Company recognized a charge of approximately $20 million related to the closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter Technologies, Inc. ("McWhorter").

The restructuring charges include write-downs of the fixed assets at these facilities, severance accruals for employees impacted by the plant shutdowns, and other costs associated with closing the facilities. The Philadelphia and Portland facilities were closed in 2001, and the Moundville, Duesseldorf, and European sites are expected to close in the first half of 2002. The North American site is expected to close in mid-2003. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

OTHER ASSET IMPAIRMENTS AND RESTRUCTURING COSTS

During 2001, the Company recorded asset impairment charges related to under-utilized assets including $10 million related to the discontinuation of the precolored-green PET product line in Kingsport, Tennessee; $10 million related to cessation of production at the Company's solid-stating facility in Toronto, Ontario; $15 million related to deterioration of demand for certain specialty plastics products produced in Kingsport, Tennessee; and $3 million related to impaired assets in Europe. Approximately $20 million of these charges are reflected in the Polymers segment, $15 million in the Specialty Plastics ("SP") segment, and $3 million in the PCI segment. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter 1999, the Company decided to discontinue production at its sorbates facilities in Chocolate Bayou, Texas. The projected economic performance and cash flows for this product line were determined to be insufficient for remaining in this business. In 1999, the Company recorded a charge to earnings of $17 million for the write-down of plant and equipment used at the site. In 2000, the Company recorded additional charges of $8 million for costs associated with exiting this business. Property and equipment used at this site have been disposed of. These charges were recorded in cost of sales for the PCI segment.

During 1999, the Company recorded a charge of $10 million for the write-off of construction in progress related to an epoxybutene ("EpB(R)") plant project that was terminated and determined to have no future value. This charge was recorded in cost of sales for the PCI segment.

In the fourth quarter 1999, the Company recorded a charge to earnings of $16 million for the write-off of construction in progress related to a purified terephthalic acid ("PTA") plant project. This project was terminated due to unfavorable market conditions and unsuccessful discussions with several potential buyers of this product. A significant portion of the construction in progress was determined to have no alternative use and no future value. This charge was recorded in cost of sales for the Polymers segment.

In first quarter 1999, the Company announced a phase-out of operations at Distillation Products Industries in Rochester, New York. In 1999, the Company recorded a charge to earnings of $9 million for costs associated with employee termination benefits and the write-down of plant and equipment used at the site. In 2000, the Company recorded an additional charge of $5 million for costs associated with exiting this site. The property and equipment used at this site was disposed of during 2001. These charges were recorded in cost of sales for the PCI segment.

The following table summarizes the charges described above and other less significant asset impairments and restructuring charges:

                                BALANCE AT       PROVISION/      NONCASH        CASH           BALANCE AT
(Dollars in millions)        JANUARY 1, 1999    ADJUSTMENTS     REDUCTIONS    REDUCTIONS    DECEMBER 31, 1999
                             ---------------    -----------     ----------    ----------    -----------------
Noncash charges                   $ --             $ 52           $(52)          $ --             $ --
Severance costs                     --                3             --             --                3
Site closure costs                   8               --             --             (2)               6
                                  ----             ----           ----           ----             ----
    Total                         $  8             $ 55           $(52)          $ (2)            $  9
                                  ====             ====           ====           ====             ====

                               BALANCE AT        PROVISION/      NONCASH        CASH           BALANCE AT
                             JANUARY 1, 2000    ADJUSTMENTS     REDUCTIONS    REDUCTIONS    DECEMBER 31, 2000
                             ---------------    -----------     ----------    ----------    -----------------
Noncash charges                   $ --             $ --            $ --          $ --             $ --
Severance costs                      3               --              --            (3)              --
Site closure costs                   6               14              --           (10)              10
                                  ----             ----            ----          ----             ----
    Total                         $  9             $ 14            $ --          $(13)            $ 10
                                  ====             ====            ====          ====             ====

                              BALANCE AT         PROVISION/      NONCASH         CASH          BALANCE AT
                             JANUARY 1, 2001    ADJUSTMENTS     REDUCTIONS     REDUCTIONS   DECEMBER 31, 2001
                             ---------------    -----------     ----------     ----------   -----------------
Noncash charges                   $ --             $373           $(373)         $ --             $ --
Severance costs                     --               16              --            (6)              10
Site closure costs                  10               10              --            (7)              13
                                  ----             ----           -----          ----             ----
    Total                         $ 10             $399           $(373)         $(13)            $ 23
                                  ====             ====           =====          ====             ====

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       OTHER NONRECURRING ITEMS

As described in Note 1 to the consolidated financial statements, Eastman identifies as nonrecurring items certain material charges or gains that are not associated with on-going operations or that are caused by unique events not reflective of the Company's normal business activities in the period. Accordingly, certain nonrecurring operating items as well as certain other nonrecurring items are separately reported for the years 2001, 2000 and 1999.

(Dollars in millions)                           2001          2000          1999
                                                ----          ----          ----
OTHER NONRECURRING OPERATING ITEMS              $ 50          $  8          $ 65

Other nonrecurring operating items totaling $50 million were recognized in 2001. These items consisted of approximately $20 million in charges associated with efforts to spin-off the specialty chemicals and plastics businesses; an $18 million write-down of accounts receivable for credit risks resulting from the economic crisis in Argentina; a $7 million pension settlement charge; and a $5 million write-off of acquired in-process research and development costs related to the acquisition of the hydrocarbon resins and select portions of the rosin-based resins business from Hercules Incorporated ("Hercules Businesses"). Approximately $26 million of these items were reflected in the Polymers segment, $11 million in the CASPI segment, $7 million in the PCI segment, $4 million in the SP segment, and $2 million in the Fibers segment.

Other nonrecurring operating items totaling $8 million were recorded in 2000. Reflected in the CASPI segment was a $9 million charge for costs associated with the write-off of in-process research and development related to the McWhorter acquisition, partially offset by a $1 million gain on the sale of certain assets, reflected in the Polymers segment.

In 1999, other nonrecurring operating items totaling $65 million were recognized. Of these items, approximately $53 million related to employee separation and pension settlement charges and $25 million related to the write-off of acquired in-process research and development costs associated with the acquisition of Lawter. Nonrecurring operating items totaling approximately $8 million were recorded related to an increase in the reserve for sorbates civil litigation and other matters, a loss recognized on an investment, the write-off of purchased technology which was determined to have no future value, and other items. A gain of approximately $21 million, reflected in the PCI segment, was recognized as a result of the reimbursement of previously expensed pension costs related to Holston Defense Corporation ("Holston"). These items are reflected in the Company's segments as follows: CASPI $30 million, SP $10 million, Polymers $21 million, Fibers $8 million, and PCI ($4) million.

(Dollars in millions)                          2001          2000          1999
                                               ----          ----          ----
OTHER NONRECURRING ITEMS                       $ 20          $ 10          $ (8)

Other nonrecurring items for 2001 totaling $20 million consisted of a $12 million charge for currency losses resulting from the economic crisis in Argentina and $8 million of sorbates civil litigation settlement costs and other professional fees.

Other nonrecurring items for 2000 totaling $10 million were recognized for costs related to sorbates civil litigation.

Other nonrecurring items for 1999 reflected a gain of $8 million from the sale of certain nonoperating assets.

10.      ACQUISITIONS

HERCULES INCORPORATED

On May 1, 2001, the Company completed the asset acquisition of the Hercules Businesses for approximately $252 million. The facilities acquired are located in the United States, the Netherlands, and Mexico. Additionally, certain assets acquired are operated under contracts with Hercules at a shared facility in the United States.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of the Hercules Businesses for the period from the acquisition date are included in the accompanying consolidated financial statements. Tangible assets acquired were recorded at their fair values. Goodwill and other intangible assets of approximately $33 million, which represents the excess of cost over the fair value of net tangible assets acquired, were being amortized on a straight-line basis over 17 to 40 years. Acquired in-process research and development of approximately $8 million was written off during the second quarter 2001, and subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001. Assuming this transaction had been made at January 1, 2000 and 2001, the consolidated pro forma results for 2000 and 2001 would not be materially different from reported results.

MCWHORTER TECHNOLOGIES, INC.

In July 2000, the Company completed its acquisition of McWhorter for approximately $200 million in cash and the assumption of $155 million in debt. McWhorter manufactures specialty resins and colorants used in the production of consumer and industrial coatings and reinforced fiberglass plastics.

This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of operations of McWhorter for the period from the acquisition date are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed were recorded at their fair values. Goodwill and other intangible assets of approximately $190 million, which represents the excess of cost over the fair value of net tangible assets acquired, were being amortized on a straight-line basis over 11 to 40 years. Acquired in-process research and development of approximately $9 million was written off after completion of purchase accounting. Assuming this transaction had been made at January 1, 2000, the consolidated pro forma results for 2000 would not be materially different from reported results.

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

LAWTER INTERNATIONAL, INC.

In June 1999, the Company completed its acquisition of Lawter for approximately $370 million (net of $41 million cash acquired) and the assumption of $145 million in debt. Lawter develops, produces, and markets specialty products for the inks and coatings market.

This transaction, which was funded through available cash and commercial paper borrowings, was accounted for by the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values. Goodwill and other intangible assets totaling approximately $430 million, which represents the excess of cost over the fair value of net tangible assets acquired, were being amortized on a straight-line basis over 5 to 40 years. Acquired in-process research and development of approximately $25 million was written off during 1999 after completion of purchase accounting. Assuming this transaction had been made at January 1, 1999, the consolidated pro forma results for 1999 would not be materially different from reported results.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)                                2001          2000          1999
                                                     ----          ----          ----
Details of acquisitions are as follows:

    Fair value of assets acquired                    $261          $635          $662
    Liabilities assumed                                 4           374           281
                                                     ----          ----          ----
      Net cash paid for acquisitions                  257           261           381
    Cash acquired in acquisitions                      --             4            41
                                                     ----          ----          ----
      Cash paid for acquisitions                     $257          $265          $422
                                                     ====          ====          ====

11.      STOCK OPTION AND COMPENSATION PLANS

OMNIBUS PLANS

Eastman's 1997 Omnibus Long-Term Compensation Plan (the "1997 Omnibus Plan"), which is substantially similar to and intended to replace the 1994 Omnibus Long-Term Compensation Plan (the "1994 Omnibus Plan"), provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights, performance shares, and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. No new awards have been made under the 1994 Omnibus Plan following the effectiveness of the 1997 Omnibus Plan. Outstanding grants and awards under the 1994 Omnibus Plan are unaffected by the replacement of the 1994 Omnibus Plan with the 1997 Omnibus Plan. The 1997 Omnibus Plan provides that options can be granted through April 30, 2002, for the purchase of Eastman common stock at an option price not less than 50% of the per share fair market value on the date of the stock option's grant. Substantially all grants awarded under the 1994 Omnibus Plan and under the 1997 Omnibus Plan have been at option prices equal to the fair market value on the date of grant. Options typically become exercisable 50% one year after grant and 100% after two years and expire 10 years after grant. There is a maximum of 7 million shares of common stock available for option grants and other awards during the term of the 1997 Omnibus Plan. The maximum number of shares of common stock with respect to one or more options and/or SARs that may be granted during any one calendar year under the 1997 Omnibus Plan to the Chief Executive Officer or to any of the next four most highly compensated executive officers (each a "Covered Employee") is 200,000. The maximum fair market value of any awards (other than options and SARs) that may be received by a Covered Employee during any one calendar year under the 1997 Omnibus Plan is $5,000,000.

The Board of Directors adopted Eastman's 2002 Omnibus Long-Term Compensation Plan on March 7, 2002, subject to approval by stockholders at the 2002 Annual Meeting. If approved by the stockholders, the 2002 Omnibus Long-Term Compensation Plan (the "2002 Omnibus Plan") will be effective as of the date of the Annual Meeting. The 2002 Omnibus Plan is substantially similar to, and is intended to replace, the 1997 Omnibus Plan. If the 2002 Omnibus Plan becomes effective, no new awards will be made under the 1997 Omnibus Plan.

DIRECTOR LONG-TERM COMPENSATION PLAN

Eastman's 1999 Director Long-Term Compensation Plan (the "Director Plan"), which is substantially similar to and intended to replace the 1994 Director Long-Term Compensation Plan, provides for grants of nonqualified stock options and restricted shares to nonemployee members of the Board of Directors. No new awards have been made under the 1994 Director Long-Term Compensation Plan, following the effectiveness of the 1999 Director Plan. Outstanding grants and awards under the 1994 Director Long-Term Compensation Plan are unaffected by the replacement of the 1994 Director Plan with the 1999 Director Plan. Shares of restricted stock are granted upon the first day of the directors' initial term of service and nonqualified stock options and shares of restricted stock are granted each year following the annual meeting of stockholders. The Director Plan provides that options can be granted through the later of May 1, 2003, or the date of the annual meeting of stockholders in 2003 for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of the grant. The options vest in 50% increments on the first two anniversaries of the grant date. The maximum number of shares of common stock that shall be available for grant of awards under the Director Plan during its term is 60,000.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2002, the Board of Directors adopted, subject to stockholder approval at the 2002 Annual Meeting, the 2002 Director Long-Term Compensation Plan. If approved by the stockholders, the 2002 Director Long-Term Compensation Plan will be effective as of the date of the Annual Meeting. The 2002 Director Long-Term Compensation Plan is substantially similar to, and intended to replace, the 1999 Director Long-Term Compensation Plan. If the 2002 Director Long-Term Compensation Plan becomes effective, no new awards will be made under the 1999 Director Long-Term Compensation Plan.

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

STOCK OPTION BALANCES AND ACTIVITY

The Company applies intrinsic value accounting for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings (loss) and earnings (loss) per share would be reduced to the unaudited pro forma amounts following:

(Dollars in millions, except per share amounts)                           2001        2000         1999
                                                                         ------       -----        -----
Net earnings (loss)                         As reported                  $ (179)      $ 303        $  48
                                            Pro forma                      (187)        294           45

Basic earnings (loss) per share             As reported                   (2.33)       3.95         0.61
                                            Pro forma                     (2.43)       3.83         0.58

Diluted earnings (loss) per share           As reported                   (2.33)       3.94         0.61
                                            Pro forma                     (2.43)       3.82         0.57

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 2001, 2000, and 1999, respectively, include: average expected volatility of 27.07%, 26.98%, and 25.48%; average expected dividend yield of 3.67%, 3.84%, and 4.05%; and average risk-free interest rates of 4.72%, 6.19%, and 5.74%. An expected option term of six years for all periods was developed based on historical experience information. The expected term for reloads was considered as part of this calculation and is equivalent to the remaining term of the original grant at the time of reload.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's stock option plans is presented below:

                                                   2001                             2000                             1999
                                         -------------------------        -------------------------        ------------------------
                                                          WEIGHTED-                        WEIGHTED-                      WEIGHTED-
                                                          AVERAGE                          AVERAGE                        AVERAGE
                                                          EXERCISE                         EXERCISE                       EXERCISE
                                          OPTIONS          PRICE           OPTIONS          PRICE           OPTIONS         PRICE
                                         ---------        --------        ---------        --------        ---------      ---------
Outstanding at beginning of year         5,801,348         $   50         4,784,957         $   50         3,865,101        $  51
   Granted                               1,608,793             48         1,263,051             45         1,019,977           47
   Exercised                               330,989             42           202,691             35            81,504           39
   Forfeited or canceled                    72,742             52            43,969             60            18,617           57
                                         ---------         ------         ---------         ------         ---------        -----
Outstanding at end of year               7,006,410         $   50         5,801,348         $   50         4,784,957        $  50
                                         =========                        =========                        =========

Options exercisable at year-end          4,773,210                        3,967,571                        3,400,079
                                         =========                        =========                        =========

Weighted-average fair value of
   options granted during the year                         $10.95                           $11.06                          $9.82
Available for grant at end of year       1,911,557                        3,011,978                        4,407,371
                                         =========                        =========                        =========

The following table summarizes information about stock options outstanding at December 31, 2001:

                                           OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                             ----------------------------------------------      ----------------------------
                                             WEIGHTED-
                                              AVERAGE              WEIGHTED-                         WEIGHTED-
             RANGE OF           NUMBER       REMAINING             AVERAGE         NUMBER            AVERAGE
             EXERCISE        OUTSTANDING    CONTRACTUAL            EXERCISE      EXERCISABLE         EXERCISE
              PRICES         AT 12/31/01       LIFE                  PRICE       AT 12/31/01           PRICE
             --------        -----------    -----------            --------      -----------         --------
              $33-$42           315,690     7.9 Years                $ 37           193,790            $ 38
              $43-$44         1,278,267     2.1                        43         1,277,217              43
              $45-$47         1,795,460     7.9                        46         1,132,110              46
              $48-$63         3,077,297     6.5                        53         1,590,397              56
              $64-$74           539,696     3.6                        65           539,696              65
                              ----------                                          ---------
                              7,006,410     5.9                      $ 50         4,733,210            $ 50
                              ==========                                          =========

EASTMAN INVESTMENT AND EMPLOYEE STOCK OWNERSHIP PLAN

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5% of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the Eastman Investment Plan. Through early 2001, the Company sponsored, for its international employees, an employee stock ownership plan which was substantially similar to the ESOP. In March 2001, shares in the international employee stock ownership plan were distributed to participants in the plan. Allocated shares in the ESOP totaled 2,840,860, 3,075,739, and 3,249,519 as of December 31, 2001, 2000, and
1999, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

Charges for contributions to the EIP/ESOP were $38 million, $34 million, and $37 million for 2001, 2000, and 1999, respectively.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EASTMAN PERFORMANCE PLAN

The Eastman Performance Plan (the "EPP") places a portion of each employee's annual compensation at risk and provides a lump-sum payment to plan participants based on the Company's financial performance. There were no charges under the EPP in 2001. Amounts paid under the EPP were $55 million and $3 million for 2000 and 1999, respectively.

ANNUAL PERFORMANCE PLAN

Through 2000, Eastman's managers and executive officers participated in an Annual Performance Plan (the "APP"), which placed a portion of annual cash compensation at risk based upon Company performance as measured by specified annual goals. Amounts paid under the APP for 2000 and 1999 were $3 million and $13 million, respectively.

UNIT PERFORMANCE PLAN

Beginning in 2000, Eastman managers and executive officers began participating in a new variable compensation plan, the Unit Performance Plan (the "UPP"), under which a portion of annual cash compensation is made variable based upon organizational unit performance and the attainment of individual objectives and expectations. No amounts were paid under the UPP for 2001. The amount paid under the UPP for 2000 was $7 million.

Beginning in 2001, the portion of each participant's total pay that was formerly made variable under the APP is now variable under the UPP.

12.      INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes follow:

(Dollars in millions)                             2001            2000          1999
                                                  -----           ----          -----
Earnings (loss) before income taxes
    United States                                 $(299)          $413          $ 185
    Outside the United States                         2             39           (113)
                                                  -----           ----          -----
Total                                             $(297)          $452          $  72
                                                  =====           ====          =====

Provision (benefit) for income taxes
    United States
      Current                                     $ (46)          $ 69          $  31
      Deferred                                      (68)            60            (14)
    Non-United States
      Current                                         9              9             10
      Deferred                                       (3)             1             (3)
    State and other
      Current                                        (3)             4              1
      Deferred                                       (7)             6             (1)
                                                  -----           ----          -----
Total                                             $(118)          $149          $  24
                                                  =====           ====          =====

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

                                                                                         2001             2000            1999
                                                                                       -------           ------           -----
(Dollars in millions)

Amount computed using the statutory rate                                               $  (104)          $  158           $  25
State income taxes                                                                          (6)               6              --
Foreign rate variance                                                                       (6)               1               7
Foreign sales corporation benefit                                                           (4)             (11)             (7)
ESOP dividend payout                                                                        (1)              (2)             (1)
Other                                                                                        3               (3)             --
                                                                                       -------           ------           -----
Provision (benefit) for income taxes                                                   $  (118)          $  149           $  24
                                                                                       =======           ======           =====

The significant components of deferred tax assets and liabilities follow:

                                                                                                     DECEMBER 31,
(Dollars in millions)                                                                             2001            2000
                                                                                                 ------          ------
Deferred tax assets
     Postemployment obligations                                                                  $  375          $  299
     Payroll and related items                                                                       53              47
     Deferred revenue                                                                                 6              13
     Miscellaneous reserves                                                                          31              31
     Preproduction and start-up costs                                                                 7               8
     Other                                                                                           48              45
                                                                                                 ------          ------
Total                                                                                            $  520          $  443
                                                                                                 ======          ======

Deferred tax liabilities
     Depreciation                                                                                $  752          $  824
     Inventories                                                                                     13               6
     Purchase accounting adjustments                                                                 97             103
     Other                                                                                           62              62
                                                                                                 ------          ------
Total                                                                                            $  924          $  995
                                                                                                 ======          ======

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, total $335 million at December 31, 2001. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

Current income taxes payable totaling $34 million and $67 million are included in current liabilities at December 31, 2001 and 2000, respectively.

13.      FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                    DECEMBER 31, 2001                            DECEMBER 31, 2000
                                             RECORDED                FAIR                 RECORDED                 FAIR
(Dollars is millions)                         AMOUNT                 VALUE                 AMOUNT                  VALUE
                                             --------               -------                -------                -------
Long-term borrowings                          $ 2,143               $ 2,168                $ 1,914                $ 1,816

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities. The Company's floating-rate borrowings approximate fair value.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Derivative Instruments and Hedging Activities," which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Instruments with a fair market value of $33 million, previously not required to be recorded and primarily pertaining to the Company's raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statement of Financial Position on January 1, 2001. Previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit of $58 million to other comprehensive income, a component of stockholders' equity, and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

At December 31, 2001, the mark-to-market losses from hedging activities included in other comprehensive income totaled approximately $2 million. This balance is expected to be reclassified into earnings during 2002. The mark-to-market gains or losses on non-qualifying, excluded, and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings (loss) during 2001.

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs, and interest rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company uses various derivative financial instruments pursuant to the Company's policies for hedging practices. Such instruments are used to mitigate the risk that changes in exchange rates or raw material and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. At December 31, 2001, the Company did not utilize fair value hedges and did not hold or issue derivative financial instruments for trading purposes.

CURRENCY RATE HEDGING

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated, but not yet committed, export sales transactions expected within no more than two years and denominated in foreign currencies (principally the British pound, Canadian dollar, euro, and the Japanese yen). These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

COMMODITY HEDGING

Raw materials and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables, and other unpredictable factors. To mitigate short-term fluctuations in market prices for propane and natural gas, the Company enters into forwards and options contracts. These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

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

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      COMMITMENTS

PURCHASE OBLIGATIONS AND LEASE COMMITMENTS

At December 31, 2001, the Company had various purchase obligations totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. Approximately $230 million of these obligations will be paid in 2002.

The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $239 million over a period of several years. Of the total lease commitments, approximately 40% relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 35% relates to real property, including office space, storage facilities, and land; and approximately 25% relates to railcars. Future lease payments, reduced by sublease income, follow:

(Dollars in millions)
Year ending December 31,
         2002                           $    55
         2003                                33
         2004                                25
         2005                                19
         2006                                18
         2007 and beyond                     89
                                        -------
Total minimum payments required         $   239
                                        =======

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

Rental expense, net of sublease income, was approximately $83 million in 2001, 2000 and 1999.

OTHER COMMITMENTS

The Company maintains defined benefit plans that provide eligible employees with retirement benefits. Benefits are paid to employees from trust funds. The Company contributes to the plans as permitted by laws and regulations. No contribution to the plans was required in 2001 and the Company anticipates that none will be required for 2002.

Eastman has long-term commitments relating to a joint venture as described in
Note 4 to the consolidated financial statements. The Company guarantees up to $125 million of the principal amount of the joint venture's third-party borrowings, but believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote.

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at December 31, 2001 and 2000. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $9 million and $12 million in 2001 and 2000, respectively. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $239 million and $235 million in 2001 and 2000, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $124 million and $85 million at December 31, 2001 and 2000, respectively.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      RETIREMENT PLANS

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

A summary balance sheet of the change in plan assets during 2001 and 2000, the funded status of the plans, amount recognized in the Statements of Financial Position, and the assumptions used to develop the projected benefit obligation for the Company's U.S. defined pension plans are provided in the following tables:

SUMMARY BALANCE SHEET

(Dollars in millions)                                                                              2001               2000
                                                                                                 --------           -------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year                                                            $    920           $   877
Service cost                                                                                           32                29
Interest cost                                                                                          72                68
Actuarial loss                                                                                        142                47
Curtailments/settlements                                                                              (12)               --
Benefits paid                                                                                         (92)             (101)
                                                                                                 --------           -------
Benefit obligation, end of year                                                                  $  1,062           $   920
                                                                                                 ========           =======

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of year                                                     $    869           $   911
Actual return (loss) on plan assets                                                                   (83)               47
Acquisitions/divestitures/other receipts                                                               --                 5
Benefits paid                                                                                         (89)              (94)
                                                                                                 --------           -------
Fair value of plan assets, end of year                                                           $    697           $   869
                                                                                                 ========           =======

Benefit obligation in excess of plan assets                                                      $    365           $    51
Unrecognized actuarial gain                                                                          (329)              (43)
Unrecognized prior service cost                                                                       116               128
Unrecognized net transition asset                                                                       4                 8
                                                                                                 --------           -------
Net amount recognized, end of year                                                               $    156           $   144
                                                                                                 ========           =======

AMOUNTS RECOGNIZED IN THE STATEMENTS OF FINANCIAL POSITION
  CONSIST OF:
Accrued benefit cost                                                                             $    156           $   144
Additional minimum liability                                                                          187                16
Accumulated other comprehensive loss                                                                 (187)              (16)
                                                                                                 --------           -------
Net amount recognized, end of year                                                               $    156           $   144
                                                                                                 ========           =======

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eastman's worldwide net pension cost was $27 million, $32 million, and $58 million in 2001, 2000, and 1999, respectively.

A summary of the components of net periodic benefit cost recognized for Eastman's U.S. defined benefit pension plans follows:

SUMMARY OF BENEFIT COSTS

(Dollars in millions)                                                                   2001             2000             1999
                                                                                       ------           ------           ------
COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                                                           $   32           $   29           $   42
Interest cost                                                                              72               68               86
Expected return on assets                                                                 (72)             (64)             (78)
Amortization of:
     Transition asset                                                                      (4)              (4)              (6)
     Prior service cost                                                                   (12)             (12)              (5)
     Actuarial loss                                                                         4                7               14
                                                                                       ------           ------           ------
Net periodic benefit cost                                                              $   20           $   24           $   53
                                                                                       ======           ======           ======

WEIGHTED-AVERAGE ASSUMPTIONS AS OF END OF YEAR:
Discount rate                                                                            7.25%           7.75%           8.15%
Expected return on assets                                                                9.50%           9.50%           9.50%
Rate of compensation increase                                                            4.00%           4.25%           4.50%

As a result of the partial settlement of pension liabilities, the Company recorded a charge of $7 million and a gain of $12 million in 2001 and 1999, respectively.

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

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the status of the Company's U.S. plans at December 31, 2001 and 2000:

SUMMARY BALANCE SHEET

(Dollars in millions)                                                                              2001             2000
                                                                                                 -------           ------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation, beginning of year                                                            $   645           $  587
Service cost                                                                                           6                5
Interest cost                                                                                         52               48
Actuarial loss                                                                                       118               38
Benefits paid                                                                                        (42)             (33)
                                                                                                 -------           ------
Benefit obligation, end of year                                                                  $   779           $  645
                                                                                                 =======           ======

CHANGE IN PLAN ASSETS:
Fair value of plan assets, beginning of year                                                     $    37           $   41
Actual return on plan assets                                                                           3                2
Company contributions                                                                                 37               26
Benefits paid                                                                                        (42)             (32)
                                                                                                 -------           ------
Fair value of plan assets, end of year                                                           $    35           $   37
                                                                                                 =======           ======

Benefit obligation in excess of plan assets                                                      $   744           $  608
Unrecognized actuarial gain                                                                         (195)             (84)
Unrecognized prior service cost                                                                       33               36
                                                                                                 -------           ------
Net amount recognized, end of year                                                               $   582           $  560
                                                                                                 =======           ======

AMOUNTS RECOGNIZED IN THE STATEMENTS OF FINANCIAL POSITION
  CONSIST OF:
Accrued benefit cost                                                                             $   582           $  560
                                                                                                 -------           ------
Net amount recognized, end of year                                                               $   582           $  560
                                                                                                 =======           ======

A 1% increase in health care cost trend would increase the 2001 service and interest costs by $2 million, and the 2001 benefit obligation by $37 million. A 1% decrease in health care cost trend would decrease the 2001 service and interest costs by $2 million, and the 2001 benefit obligation by $32 million.

The net periodic postretirement benefit cost follows:

SUMMARY OF BENEFIT COSTS

                                                                                        2001            2000            1999
                                                                                       -----           -----           -----
(Dollars in millions)

COMPONENTS OF NET PERIODIC BENEFIT COST:
Service cost                                                                           $   6           $   5           $   7
Interest cost                                                                             52              48              42
Expected return on assets                                                                 (2)             (3)             (2)
Amortization of:
     Prior service cost                                                                   (3)             (3)             (3)
     Actuarial loss                                                                        5               1               2
                                                                                       -----           -----           -----
Net periodic benefit cost                                                              $  58           $  48           $  46
                                                                                       =====           =====           =====

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         2001            2000            1999
                                                                                        -----            ----            ----
WEIGHTED-AVERAGE ASSUMPTIONS AS OF END OF YEAR:
Discount rate                                                                            7.25%           7.75%           8.15%
Expected return on plan assets                                                           9.50%           9.50%           9.00%
Rate of compensation increase                                                            4.00%           4.25%           4.50%
Health care cost trend
     Initial                                                                            10.00%           7.00%           7.00%
     Decreasing to ultimate trend of                                                     5.00%           5.00%           5.25%
         in year                                                                          2006            2006            2005

16.      EMPLOYEE SEPARATIONS

In the fourth quarter 1999, the Company accrued costs associated with employee terminations which resulted from voluntary and involuntary employee separations that occurred during the fourth quarter 1999. The voluntary and involuntary separations resulted in a reduction of about 1,200 employees. Approximately 800 employees who were eligible for full retirement benefits left the Company under a voluntary separation program and approximately 400 additional employees were involuntarily separated from the Company. Employees separated under these programs each received a separation package equaling two weeks' pay for each year of employment, up to a maximum of one year's pay and subject to certain minimum payments. Approximately $71 million was accrued in 1999 for termination allowance payments associated with the separations, of which $7 million, $58 million, and $6 million were paid in 2001, 2000, and 1999, respectively.

17.      HOLSTON DEFENSE CORPORATION

Holston, a wholly owned subsidiary of the Company, managed the government-owned Holston Army Ammunition Plant in Kingsport, Tennessee (the "Facility") under contract with the Department of Army ("DOA") from 1949 until expiration of the contract (the "Contract") on December 31, 1998. The DOA awarded a contract to manage the Facility to a third party effective January 1, 1999.

The Contract provided for reimbursement of allowable costs incurred by Holston. During the fourth quarter 1999, the DOA reimbursed approximately $20 million of previously expensed pension costs. This reimbursement was credited to earnings in the fourth quarter 1999. The Company is continuing to pursue additional reimbursement from the DOA related to previously expensed employee benefit costs. If the Company is unable to collect such amount from the DOA, it may be required to fund these obligations in the future. However, there will be no material impact to Eastman's results of operations.

18.      SEGMENT INFORMATION

The Company's products and operations are managed and reported in five operating segments. The Chemicals Group includes the CASPI segment; the PCI segment; and the SP segment. The Polymers Group includes the Polymers segment and the Fibers segment. During the first quarter 2002, Eastman began managing the Chemicals Group as Eastman Division and the Polymers Group as Voridian Division ("Voridian").

The CASPI segment manufactures raw materials, additives and specialty polymers primarily for the paints and coatings, inks and graphic arts and adhesives markets. The CASPI segment's products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as a key component and in paints and inks to form a protective coating or film and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol(R) coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used to protect fibers during processing in textile manufacturing, and the technology is being extended for use in water-based paints, coatings and inks.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The PCI segment manufactures diversified products that are used in a variety of environments, including chemicals for agricultural products, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding and custom synthesis and chemical manufacturing intermediates. Custom synthesis and photographic chemicals were historically managed as part of Eastman's fine chemicals product line. The Company believes it has one of the industry's broadest product offerings, offering custom manufacturing and high volume manufacturing of complex organic molecules for customers.

The SP segment produces highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as consumer products, medical devices, electrical connectors, medical packaging, heavy gauge sheeting for signs and displays, specialty packaging films and tape.

The Polymers segment manufactures a broad line of PET polymers and polyethylene products for the beverage bottle and consumer and industrial products markets. PET polymers serve as source products for containers for, among other things, carbonated soft drinks, water, beer and personal care items, and food containers that are suitable for both conventional and microwave oven use. The Polymers segment also manufactures low density polyethylene and linear low density polyethylene, which are used primarily for packaging and film applications and in extrusion coated containers such as milk and juice cartons.

The Fibers segment manufactures acetate tow and Estrobond(R) triacetin plasticizers for the cigarette filter market, acetate yarn for textile markets, and acetate flake and acetyl raw materials for acetate fibers and plastics uses.

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

(Dollars in millions)                                                                    2001              2000              1999
                                                                                       --------          --------          --------
SALES
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                             $  1,508          $  1,176          $    836
         Performance Chemicals and Intermediates                                          1,132             1,297             1,245
         Specialty Plastics                                                                 505               550               531
                                                                                       --------          --------          --------
             Total                                                                        3,145             3,023             2,612
                                                                                       --------          --------          --------
     Polymers Group Segments:
         Polymers                                                                         1,611             1,636             1,344
         Fibers                                                                             628               633               634
                                                                                       --------          --------          --------
             Total                                                                        2,239             2,269             1,978
                                                                                       --------          --------          --------
     Total Eastman Chemical Company                                                    $  5,384          $  5,292          $  4,590
                                                                                       ========          ========          ========

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)                                                                2001               2000              1999
                                                                                   --------           --------          --------
OPERATING EARNINGS (LOSS) (1)
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                         $    (35)          $    123          $    121
         Performance Chemicals and Intermediates                                        (76)                87                (2)
         Specialty Plastics                                                              40                103                80
                                                                                   --------           --------          --------
             Total                                                                      (71)               313               199
                                                                                   --------           --------          --------
     Polymers Group Segments:
         Polymers                                                                      (201)                99              (104)
         Fibers                                                                         146                150               107
                                                                                   --------           --------          --------
             Total                                                                      (55)               249                 3
                                                                                   --------           --------          --------
     Total Eastman Chemical Company                                                $   (126)          $    562          $    202
                                                                                   ========           ========          ========

ASSETS
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                         $  1,922           $  1,856          $  1,390
         Performance Chemicals and Intermediates                                      1,256              1,443             1,497
         Specialty Plastics                                                             912                989             1,098
                                                                                   --------           --------          --------
             Total                                                                    4,090              4,288             3,985
                                                                                   --------           --------          --------
     Polymers Group Segments:
         Polymers                                                                     1,398              1,604             1,634
         Fibers                                                                         598                658               684
                                                                                   --------           --------          --------
             Total                                                                    1,996              2,262             2,318
                                                                                   --------           --------          --------
     Total Eastman Chemical Company                                                $  6,086           $  6,550          $  6,303
                                                                                   ========           ========          ========

DEPRECIATION EXPENSE
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                         $    102           $     86          $     66
         Performance Chemicals and Intermediates                                         80                 80                80
         Specialty Plastics                                                              64                 63                64
                                                                                   --------           --------          --------
             Total                                                                      246                229               210
                                                                                   --------           --------          --------
     Polymers Group Segments:
         Polymers                                                                        94                104               107
         Fibers                                                                          45                 49                51
                                                                                   --------           --------          --------
             Total                                                                      139                153               158
                                                                                   --------           --------          --------
     Total Eastman Chemical Company                                                $    385           $    382          $    368
                                                                                   ========           ========          ========

CAPITAL EXPENDITURES
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                         $     36           $     55          $     34
         Performance Chemicals and Intermediates                                         55                 46                92
         Specialty Plastics                                                              44                 30                35
                                                                                   --------           --------          --------
             Total                                                                      135                131               161
                                                                                   --------           --------          --------
     Polymers Group Segments:
         Polymers                                                                        67                 71                95
         Fibers                                                                          32                 24                36
                                                                                   --------           --------          --------
             Total                                                                       99                 95               131
                                                                                   --------           --------          --------
     Total Eastman Chemical Company                                                $    234           $    226          $    292
                                                                                   ========           ========          ========

(1) Operating earnings (loss) includes the impact of nonrecurring items described in Notes 8 and 9 to the consolidated financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GEOGRAPHIC INFORMATION

(Dollars in millions)                                                                    2001              2000              1999
                                                                                       --------          --------          --------
REVENUES
     United States                                                                     $  2,984          $  3,016          $  2,662
     All foreign countries                                                                2,400             2,276             1,928
                                                                                       --------          --------          --------
         Total                                                                         $  5,384          $  5,292          $  4,590
                                                                                       ========          ========          ========

LONG-LIVED ASSETS, NET
     United States                                                                     $  2,760          $  3,009          $  3,036
     All foreign countries                                                                  867               916               914
                                                                                       --------          --------          --------
         Total                                                                         $  3,627          $  3,925          $  3,950
                                                                                       ========          ========          ========

Revenues are attributed to countries based on customer location. No individual foreign country is material with respect to revenues or long-lived assets.

19.      SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in millions)                                                                   2001             2000            1999
                                                                                       ------           ------          ------
Cash paid for interest and income taxes is as follows:

     Interest (net of amounts capitalized)                                             $  152           $  142          $  117
     Income taxes                                                                          (7)              90              (4)

Cash flows from operating activities include gains from equity investments of $6 million, $15 million, and $10 million for 2001, 2000, and 1999, respectively. Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect on cash of foreign currency transactions and exchange rate changes for all years presented was insignificant.

20.      ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure/postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1. Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or competitive position.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.      LEGAL MATTERS

GENERAL

The Company and its operations from time to time are parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the sorbates litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition or results of operations. However, adverse developments could negatively impact earnings in a particular future period.

SORBATES LITIGATION

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in the third quarter 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea admitted that the same conduct that was the subject of the September 30, 1998 plea in the United States had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The fine has been paid and was recognized as a charge against earnings in the fourth quarter 1999.

In addition, the Company, along with other companies, has been named a defendant in 26 antitrust lawsuits, in various federal and state courts, brought subsequent to the Company's plea agreements as putative class actions on behalf of certain direct and indirect purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the plaintiffs paid more for sorbates than they would have paid absent the defendants' conspiracy. The plaintiffs in most cases seek damages of unspecified amounts, attorneys' fees and costs, and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct, and other equitable relief. The Company has reached final or preliminary settlements in 20 of the 26 direct and indirect purchaser class actions. The six remaining class actions are in the preliminary discovery stage, with no litigation class having been certified to date.

Of the 26 antitrust lawsuits, the Company was included as one of several defendants in two separate lawsuits concerning sorbates in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation, and Nabisco, Inc., and the other filed on behalf of Conopco, Inc. All of these plaintiffs were direct purchasers of sorbates from one or more of the defendants and had elected to opt out of the direct purchaser class action settlement and pursue their claims on their own. The Company has reached settlements in these two actions as well. In addition, several indirect purchasers of products containing sorbates have recently opted out of the indirect purchaser class action settlement, finally approved in Kansas and have filed a separate action against the Company and other sorbates producers in Kansas state court.

The Company recognized charges to earnings in each of the last four years for estimated costs, including legal fees, related to the sorbates litigation described above. While the Company intends to continue vigorously to defend the remaining sorbates actions unless they can be settled on terms acceptable to the parties, the ultimate outcome of the matters still pending is not expected to have a material impact on the Company's financial condition or results of operations although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.      QUARTERLY SALES AND EARNINGS DATA - UNAUDITED


                                                                     FIRST             SECOND             THIRD             FOURTH
(Dollars in millions, except per share amounts)                     QUARTER           QUARTER            QUARTER           QUARTER
                                                                   --------          --------           --------          --------
2001(1)
Sales                                                              $  1,344          $  1,402           $  1,367          $  1,271
Gross profit                                                            232               253                233               169
Operating earnings (loss)                                                96              (200)                64               (86)
Earnings (loss) before income taxes                                      55              (243)                33              (142)
Provision (benefit) for income taxes                                     18               (96)                10               (50)
Net earnings (loss)                                                      37              (147)                23               (92)
Basic earnings (loss) per share (3)                                    0.48             (1.92)              0.31             (1.20)
Diluted earnings (loss) per share (3)                                  0.48             (1.92)              0.31             (1.20)

2000(2)
Sales                                                              $  1,217          $  1,316           $  1,387          $  1,372
Gross profit                                                            250               298                295               235
Operating earnings                                                      132               173                154               103
Earnings before income taxes                                            102               128                145                77
Provision for income taxes                                               34                42                 48                25
Net earnings                                                             68                86                 97                52
Basic earnings per share (3)                                           0.88              1.12               1.27              0.68
Diluted earnings per share (3)                                         0.88              1.12               1.27              0.68

(1) Results for the second quarter 2001 include charges totaling $294 million related to restructuring and asset impairments; $8 million for the write-off of in-process research and development related to the acquired Hercules Businesses; and $4 million related to efforts to spin-off the specialty chemicals and plastics businesses.

         Results for the third quarter 2001 include charges totaling $27 million related to restructuring and asset impairments; $5 million related to efforts to spin-off the specialty chemicals and plastics businesses; $2 million related to other professional services; offset by a $3 million adjustment to the write-off of in-process research and development related to the acquired Hercules Businesses.

         Results for the fourth quarter 2001 include charges totaling $75 million related to restructuring and asset impairments; $30 million related to currency losses and the write-down of accounts receivable for credit risks resulting from the economic crisis in Argentina; $11 million related to efforts to spin-off the specialty chemicals and plastics businesses; $7 million related to pension settlement; and $6 million related to sorbates civil litigation.

         For additional information on 2001 nonrecurring items, see Notes 8 and 9 to the consolidated financial statements.

(2) Results for the second quarter 2000 include restructuring charges totaling $9 million; a charge of $10 million related to sorbates civil litigation; and a $1 million gain on the sale of certain assets.

         Results for the third quarter 2000 include restructuring charges of $4 million; a charge of $9 million for the write-off of in-process research and development related to the McWhorter acquisition; and a gain of $38 million related to the initial public offering of Genencor.

         For additional information on 2000 nonrecurring items, see Notes 8 and 9 to the consolidated financial statements.

(3) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


23.      SUBSEQUENT EVENTS

ACQUISITION OF ARIEL RESEARCH CORPORATION

In January 2002, Eastman acquired Ariel Research Corporation ("Ariel"), a world leader in chemical regulatory compliance products and services, for approximately $8 million. Headquartered in Bethesda, Maryland, Ariel is a leading provider of worldwide regulatory information and software products that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental and dangerous goods compliance. Its customers include major global corporations for chemical, pharmaceutical, consumer products, aerospace, electronics and telecommunications markets.

DEVALUATION OF ARGENTINA PESO

As a result of the continuing economic crisis in Argentina, the peso has continued to devalue during the early part of 2002 and is currently at an approximate exchange rate of 2 to 1 with the U.S. dollar. This continued devaluation of the peso will result in an additional charge against earnings in the first quarter 2002 of approximately $6 million to $9 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Proposals to be Voted Upon at the Annual Meeting--Item 1--Election of Directors," (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein) and in Note (12) to the Summary Compensation Table under the heading "Executive Compensation--Compensation Tables", in the to be filed definitive 2002 Proxy Statement is incorporated by reference herein in response to this Item. Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

ITEM 11.          EXECUTIVE COMPENSATION

The material under the headings "Proposals to be Voted Upon at the Annual Meeting--Item 1--"Election of Directors--Director Compensation" in the to be filed definitive 2002 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation" in the to be filed definitive 2002 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings "--Compensation and Management Development Committee Report on Executive Compensation" and "--Performance Graph," which are not incorporated by reference herein.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owners" in the to be filed definitive 2002 Proxy Statement is incorporated by reference herein in response to this Item.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or relationships since the beginning of the last completed fiscal year required to be reported in response to this Item.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

                                                                                                       PAGE
(a)      1.    Consolidated financial statements:

               Management's responsibility for financial statements                                      55

               Report of independent accountants                                                         56

               Consolidated statements of earnings (loss), comprehensive income
               (loss), and retained earnings                                                             57

               Consolidated statements of financial position                                             58

               Consolidated statements of cash flows                                                     59

               Notes to consolidated financial statements                                             60-90

         2.    Financial statement schedules

               II - Valuation and Qualifying Accounts                                                   151

         3.    Exhibits filed as part of this report are listed in the Exhibit
               Index beginning at page 96.

(b)            Report on Form 8-K

               On November 26, 2001, Eastman filed a report on Form 8-K announcing that the Company was delaying the previously announced spin-off of its specialty chemicals and plastics businesses.

(c) The Exhibit Index and required Exhibits to this report are included beginning at page 96.

(d)            II -- Valuation and Qualifying Accounts                                                  151

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Eastman Chemical Company



By:                                    /s/ J. Brian Ferguson
                                       ----------------------------------------
                                       J. Brian Ferguson
                                       Chairman of the Board and Chief
                                       Executive Officer

Date:    March 7, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                   SIGNATURE                                          TITLE                             DATE
-------------------------------------------------       ----------------------------------       -------------------
PRINCIPAL EXECUTIVE OFFICER:



/s/ J. Brian Ferguson                                   Chairman of the Board and                March 7, 2002
-------------------------------------------------       Chief Executive Officer
J. Brian Ferguson

PRINCIPAL FINANCIAL OFFICER:



/s/  James P. Rogers                                    Senior Vice President and                March 7, 2002
-------------------------------------------------       Chief Financial Officer
James P. Rogers

PRINCIPAL ACCOUNTING OFFICER:



/s/ Mark W. Joslin                                      Vice President and Controller            March 7, 2002
-------------------------------------------------
Mark W. Joslin

DIRECTORS:

                   SIGNATURE                                          TITLE                             DATE
-------------------------------------------------       ----------------------------------       -------------------



/s/ H. Jesse Arnelle                                    Director                                 March 7, 2002
-------------------------------------------------
H. Jesse Arnelle



/s/ Calvin A. Campbell, Jr.                             Director                                 March 7, 2002
-------------------------------------------------
Calvin A. Campbell, Jr.



/s/ Jerry E. Dempsey                                    Director                                 March 7, 2002
-------------------------------------------------
Jerry E. Dempsey



/s/ John W. Donehower                                   Director                                 March 7, 2002
-------------------------------------------------
John W. Donehower



/s/ Donald W. Griffin                                   Director                                 March 7, 2002
-------------------------------------------------
Donald W. Griffin



/s/ Marilyn R. Marks                                    Director                                 March 7, 2002
-------------------------------------------------
Marilyn R. Marks



/s/ David W. Raisbeck                                   Director                                 March 7, 2002
-------------------------------------------------
David W. Raisbeck



/s/ John A. White                                       Director                                 March 7, 2002
-------------------------------------------------
John A. White



/s/ Peter M. Wood                                       Director                                 March 7, 2002
-------------------------------------------------
Peter M. Wood

                                  EXHIBIT INDEX

    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
----------------    ---------------------------------------------------------------------------    -----------------

3.01                Amended and Restated Certificate of Incorporation of Eastman Chemical
                    Company, as amended (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the
                    quarter ended June 30, 2001)

3.02 Amended and Restated Bylaws of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.01                Form of Eastman Chemical Company Common Stock certificate (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company's Quarterly
                    Report on Form 10-K for the quarter ended March 31, 2001 (the "March 31,
                    2001 10-Q"))

4.02                Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and American Stock Transfer & Trust Company,
                    as Rights Agent (incorporated herein by reference to Exhibit 4.4 to
                    Eastman Chemical Company's Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)

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

    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
----------------    ---------------------------------------------------------------------------    -----------------
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

10.01*              Eastman Chemical Company Benefit Security Trust dated December 24, 1997, as amended February 1, 2001 (incorporated herein by reference to Exhibit 10.01 to
                    Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended
                    March 31, 2001)

10.02*              1999 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 10-Q")

10.03*              Eastman 2001-2003 Long-Term Performance Subplan of 1997 Omnibus Long-Term
                    Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the
                    June 30, 2001 10-Q)

10.04*              James L. Chitwood Severance Agreement (incorporated herein by reference to
                    Exhibit 10.04 to the June 30, 2001 10-Q)

10.05*              Garland Williamson Severance Agreement (incorporated herein by reference to
                    Exhibit 10.05 to the June 30, 2001 10-Q)

10.06*              Eastman Executive Deferred Compensation Plan, as amended October 1, 2001                100-113


10.07*              Agreement with Earnest W. Deavenport, Jr. dated December 7, 2001                        114-117

10.08*              Notice of Nonqualified Stock Option Granted to Earnest W. Deavenport, Jr.
                    Pursuant to the Eastman Chemical Company 1997 Omnibus Long-Term Compensation
                    Plan dated December 7, 2001                                                             118-119

10.09*              Notice Of Restricted Stock Granted to Earnest W. Deavenport, Jr. Pursuant to
                    the Eastman Chemical Company 1997 Omnibus Long-Term Compensation Plan dated
                    December 7, 2001                                                                        120-122

10.10*              Eastman Excess Retirement Income Plan, amended and restated effective
                    January 1, 2002                                                                         123-128

10.11*              Eastman Unfunded Retirement Income Plan, amended and restated effective
                    January 1, 2002                                                                         129-134

10.12*              Form of Executive Severance Agreements as amended and restated                          135-143
