Form 10-K/A
period 2001-12-31
EASTMAN CHEMICAL CO
filed 2002-04-25
CIK 915389

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


                 PAGE 1 OF 92 TOTAL SEQUENTIALLY NUMBERED PAGES
                            EXHIBIT INDEX ON PAGE 83

EXPLANATORY NOTE: This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, which was filed with the Securities and Exchange Commission on March 12, 2002, is filed to reflect the impact on operating earnings of a one-time licensing agreement as further described in
Note 24 to the consolidated financial statements. Items of the Form 10-K affected by the restatement and amended by this filing are:

Part I:
     Item 1     Business, second paragraph

Part II:
     Item 6     Selected Financial Data

     Item 7     Management's Discussion and Analysis of Financial
                Condition and Results of Operations
                     Pages 25, 29, 30

     Item 8     Financial Statements and Supplementary Data
                     The consolidated financial statements appearing on pages 48-50 and Notes 5, 7, 11, 12, 18, 22, 23 and
                     24 thereto

Part III:
     Item 14    Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K
                     Exhibit 12.01
                     Exhibit 23.01
                     Exhibit 99.01
                     Exhibit 99.02

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

Eastman is the largest producer of polyethylene terephthalate ("PET") polymers for packaging based on market share and is a leading supplier of raw materials for paints and coatings, inks and graphic arts, adhesives, textile sizes, and other formulated products, and of cellulose acetate fibers. Eastman has 41 manufacturing sites in 17 countries that supply major chemicals, fibers, and plastics products to customers throughout the world. In 2001, the Company had sales revenue of $5.4 billion, an operating loss of $120 million, and a net loss of $175 million. Loss per diluted share was $2.28.

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

                                    PART II

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)           2001(1)
                                                         Restated         2000          1999          1998          1997
                                                        ----------       ------        ------        ------        ------
SUMMARY OF OPERATING DATA

Sales                                                     $5,390         $5,292        $4,590        $4,481        $4,678
Operating earnings (loss)                                   (120)           562           202           434           506
Earnings (loss) from operations before
    income taxes                                            (291)           452            72           360           446
Net earnings (loss)                                         (175)           303            48           249           286
Basic earnings (loss) per share                            (2.28)          3.95          0.61          3.15          3.66
Diluted earnings (loss) per share                          (2.28)          3.94          0.61          3.13          3.63

STATEMENT OF FINANCIAL POSITION DATA

Current assets                                            $1,464         $1,523        $1,489        $1,398        $1,490
Properties at cost                                         9,302          9,039         8,820         8,594         8,104
Accumulated depreciation                                   5,675          5,114         4,870         4,560         4,223
Total assets                                               6,092          6,550         6,303         5,850         5,778
Current liabilities                                          960          1,258         1,608           959           954
Long-term borrowings                                       2,143          1,914         1,506         1,649         1,714
Total liabilities                                          4,710          4,738         4,544         3,916         4,025
Total stockholders' equity                                 1,382          1,812         1,759         1,934         1,753
Dividends declared per share                                1.76           1.76          1.76          1.76          1.76

------------------
(1) 2001 results have been restated as further described in
    Note 24 to the consolidated financial statements.

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

RESULTS OF OPERATIONS

The Company's results of operations as presented beginning on page 48 of this Form 10-K/A are discussed below.

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

For 2001, the Company reported a loss of $2.28 per share compared with $3.94 earnings per share for 2000. Excluding the effect of nonrecurring items, earnings per share were $1.48 in 2001 compared to $3.88 in 2000.

(Dollars in millions)                       2001
                                          Restated      2000           CHANGE
                                          --------     ------          ------
SALES                                     $5,390       $5,292            2%

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

(Dollars in millions)                      2001                         CHANGE
                                          Restated       2000           Restated
                                          --------      ------          --------
GROSS PROFIT                              $  893        $1,078            (17%)
      As a percentage of sales              16.6%         20.4%

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

SP SEGMENT

(Dollars in millions)                                                                        2001                          CHANGE
                                                                                           Restated         2000          Restated
                                                                                           --------        ------         --------
Sales                                                                                       $  511          $  550            (7)%
Operating earnings including nonrecurring items                                                 46             103           (55)%
Operating earnings excluding nonrecurring items                                                 65             103           (37)%

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

FIBERS SEGMENT

                                                                                             2001
(Dollars in millions)                                                                      Restated          2000          CHANGE
                                                                                           --------         ------         ------
Sales                                                                                       $  628          $  633            (1)%
Operating earnings including nonrecurring items                                                146             150            (3)%
Operating earnings excluding nonrecurring items                                                148             150            (1)%

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

SUMMARY BY CUSTOMER LOCATION -- 2001 COMPARED WITH 2000

(Dollars in millions)                                                                        2001
                                                                                           Restated          2000         CHANGE
                                                                                           --------         ------         ------
United States and Canada                                                                    $3,202          $3,229            (1)%
Europe, Middle East, and Africa                                                              1,148           1,062             8 %
Asia Pacific                                                                                   555             547             1 %
Latin America                                                                                  485             454             7 %
                                                                                            ------          ------
                                                                                            $5,390          $5,292
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM                                                                                                             PAGE
----                                                                                                            -------
Management's responsibility for financial statements                                                               46

Report of independent accountants                                                                                  47

Consolidated statements of earnings (loss), comprehensive income (loss), and retained earnings                     48

Consolidated statements of financial position                                                                      49

Consolidated statements of cash flows                                                                              50

Notes to consolidated financial statements                                                                      51-81

Financial statement schedules:

     II - Valuation and Qualifying Accounts                                                                        92

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company and subsidiaries appearing on pages 48 through 81. Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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
J. Brian Ferguson                          James P. Rogers
Chairman of the Board and                  Senior Vice President and
   Chief Executive Officer                     Chief Financial Officer


January 29, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Eastman Chemical Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 82, after the restatement described in Note 24, present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 82 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2001, Eastman Chemical Company adopted Statement of Financial Accounting Standard No. 133, as amended by Statement of Financial Accounting Standard No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities."



/s/ PricewaterhouseCoopers LLP
-----------------------------------------------
PRICEWATERHOUSECOOPERS LLP
Atlanta, Georgia
January 29, 2002, except as to Notes 23 and 24,
for which the date is April 25, 2002

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
               COMPREHENSIVE INCOME (LOSS), AND RETAINED EARNINGS

(Dollars in millions, except per share amounts)                               2001
                                                                             Restated           2000              1999
                                                                             --------          -------           -------
EARNINGS (LOSS)
Sales                                                                        $ 5,390           $ 5,292           $ 4,590
Cost of sales                                                                  4,497             4,214             3,729
                                                                             -------           -------           -------
Gross profit                                                                     893             1,078               861

Selling and general administrative expenses                                      407               346               355
Research and development costs                                                   160               149               187
Asset impairments and restructuring charges (See Note 8)                         396                13                52
Other nonrecurring operating items (See Note 9)                                   50                 8                65
                                                                             -------           -------           -------
Operating earnings (loss)                                                       (120)              562               202

Interest expense, net                                                            140               135               121
Gain recognized on initial public offering of equity investment                   --               (38)               --
Other income                                                                     (11)              (31)              (12)
Other charges                                                                     22                34                29
Other nonrecurring items (See Note 9)                                             20                10                (8)
                                                                             -------           -------           -------
Earnings (loss) before income taxes                                             (291)              452                72

Provision (benefit) for income taxes                                            (116)              149                24
                                                                             -------           -------           -------

Net earnings (loss)                                                          $  (175)          $   303           $    48
                                                                             =======           =======           =======

Earnings (loss) per share
    Basic                                                                    $ (2.28)          $  3.95           $  0.61
                                                                             =======           =======           =======
    Diluted                                                                  $ (2.28)          $  3.94           $  0.61
                                                                             =======           =======           =======

COMPREHENSIVE INCOME (LOSS)
Net earnings (loss)                                                          $  (175)          $   303           $    48
Other comprehensive loss                                                        (134)              (63)              (36)
                                                                             -------           -------           -------
Comprehensive income (loss)                                                  $  (309)          $   240           $    12
                                                                             =======           =======           =======

RETAINED EARNINGS
Retained earnings at beginning of period                                     $ 2,266           $ 2,098           $ 2,188
Net earnings (loss)                                                             (175)              303                48
Cash dividends declared                                                         (135)             (135)             (138)
                                                                             -------           -------           -------
Retained earnings at end of period                                           $ 1,956           $ 2,266           $ 2,098
                                                                             =======           =======           =======

   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                                                                       DECEMBER 31,
(Dollars in millions)                                                             2001
                                                                                 Restated            2000
                                                                                 --------          -------
ASSETS
Current assets
    Cash and cash equivalents                                                    $    66           $   101
    Trade receivables, net of allowance of $35 and $16                               570               650
    Miscellaneous receivables                                                         92                87
    Inventories                                                                      659               580
    Other current assets                                                              77               105
                                                                                 -------           -------
      Total current assets                                                         1,464             1,523
                                                                                 -------           -------

Properties
    Properties and equipment at cost                                               9,302             9,039
    Less:  Accumulated depreciation                                                5,675             5,114
                                                                                 -------           -------
      Net properties                                                               3,627             3,925
                                                                                 -------           -------

Goodwill, net of accumulated amortization of $43 and $28                             339               344
Other intangibles, net of accumulated amortization of $38 and $20                    275               277
Other noncurrent assets                                                              387               481
                                                                                 -------           -------

Total assets                                                                     $ 6,092           $ 6,550
                                                                                 =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Payables and other current liabilities                                       $   906           $ 1,152
    Borrowings due within one year                                                    54               106
                                                                                 -------           -------
      Total current liabilities                                                      960             1,258

Long-term borrowings                                                               2,143             1,914
Deferred income tax credits                                                          452               607
Postemployment obligations                                                         1,043               829
Other long-term liabilities                                                          112               130
                                                                                 -------           -------
      Total liabilities                                                            4,710             4,738
                                                                                 -------           -------

Commitments and contingencies

Stockholders' equity
    Common stock ($0.01 par - 350,000,000 shares
      authorized; shares issued - 85,053,349 and 84,739,902)                           1                 1
    Paid-in capital                                                                  118               100
    Retained earnings                                                              1,956             2,266
    Other comprehensive loss                                                        (251)             (117)
                                                                                 -------           -------
                                                                                   1,824             2,250
    Less:  Treasury stock at cost (8,073,859 and 7,996,790 shares)                   442               438
                                                                                 -------           -------

    Total stockholders' equity                                                     1,382             1,812
                                                                                 -------           -------

Total liabilities and stockholders' equity                                       $ 6,092           $ 6,550
                                                                                 =======           =======

   The accompanying notes are an integral part of these financial statements.

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in millions)                                                               2001
                                                                                  Restated        2000            1999
                                                                                  --------        -----           -----
Cash flows from operating activities
    Net earnings (loss)                                                            $(175)          $ 303           $  48
                                                                                   -----           -----           -----

Adjustments to reconcile net earnings (loss) to net cash
    provided by operating activities, net of effect of acquisitions
      Depreciation and amortization                                                  435             418             383
      Write-off of impaired assets                                                   373              --              52
      Gain recognized on initial public offering of equity investment                 --             (38)             --
      Write-off of acquired in-process research and development                        5               9              25
      Provision (benefit) for deferred income taxes                                 (148)             64             (18)
      (Increase) decrease in receivables                                              84              (1)            163
      (Increase) decrease in inventories                                              (8)            (43)             63
      Increase (decrease) in liabilities for employee benefits and
        incentive pay                                                                 (8)             28             (69)
      Increase (decrease) in liabilities excluding borrowings and
        liabilities for employee benefits and incentive pay                         (161)              9             115
      Other items, net                                                                34              82             (18)
                                                                                   -----           -----           -----
      Total adjustments                                                              606             528             696
                                                                                   -----           -----           -----

      Net cash provided by operating activities                                      431             831             744
                                                                                   -----           -----           -----

Cash flows from investing activities
    Additions to properties and equipment                                           (234)           (226)           (292)
    Acquisitions, net of cash acquired                                              (257)           (261)           (381)
    Additions to capitalized software                                                (28)            (21)            (24)
    Other investments                                                                 (8)            (30)             --
    Proceeds from sales of fixed assets                                                4              61              --
    Other items                                                                       --              12             (18)
                                                                                   -----           -----           -----

      Net cash used in investing activities                                         (523)           (465)           (715)
                                                                                   -----           -----           -----

Cash flows from financing activities
    Net increase (decrease) in commercial paper and other short-term
      borrowings                                                                     187             (98)            338
    Repayment of borrowings                                                          (11)           (165)            (24)
    Dividends paid to stockholders                                                  (135)           (135)           (138)
    Treasury stock purchases                                                          (4)            (57)            (51)
    Stock options and other items                                                     20               4               3
                                                                                   -----           -----           -----
      Net cash provided by (used in) financing activities                             57            (451)            128
                                                                                   -----           -----           -----

      Net change in cash and cash equivalents                                        (35)            (85)            157

Cash and cash equivalents at beginning of period                                     101             186              29
                                                                                   -----           -----           -----

Cash and cash equivalents at end of period                                         $  66           $ 101           $ 186
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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       PAYABLES AND OTHER CURRENT LIABILITIES

                                                                   DECEMBER 31,
(Dollars in millions)                                           2001
                                                              Restated         2000
                                                              --------        ------
Trade creditors                                                 $438          $  526
Accrued payrolls, vacation, and variable-incentive
    compensation                                                 160             201
Accrued taxes                                                     72              95
Interest payable                                                  45              51
Deferred gain on currency options                                 --              72
Other                                                            191             207
                                                                ----          ------
Total                                                           $906          $1,152
                                                                ====          ======

6.       BORROWINGS

                                                                      DECEMBER 31,
(Dollars in millions)                                             2001            2000
                                                                 ------          ------
Short-term borrowings
    Notes payable                                                $   54          $  106
                                                                 ------          ------
      Total short-term borrowings                                    54             106
                                                                 ------          ------

LONG-TERM BORROWINGS
    6 3/8% notes due 2004                                           500             500
    7 1/4% debentures due 2024                                      496             496
    7 5/8% debentures due 2024                                      200             200
    7.60% debentures due 2027                                       297             297
    Credit facility and commercial paper borrowings                 637             400
    Other                                                            13              21
                                                                 ------          ------
      Total long-term borrowings                                  2,143           1,914
                                                                 ------          ------

Total borrowings                                                 $2,197          $2,020
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

                    EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       STOCKHOLDERS' EQUITY

(Dollars in millions)                                                   2001
                                                                      Restated                2000                   1999
                                                                    ------------           ------------           ------------
Common stock at par value                                           $          1           $          1           $          1
                                                                    ------------           ------------           ------------

Paid-in capital
    Balance at beginning of year                                             100                     95                     94
    Additions                                                                 18                      5                      1
                                                                    ------------           ------------           ------------
    Balance at end of year                                                   118                    100                     95

Retained earnings                                                          1,956                  2,266                  2,098
                                                                    ------------           ------------           ------------

Accumulated other comprehensive income (loss)
    Balance at beginning of year                                            (117)                   (54)                   (18)
    Change in cumulative translation adjustment                              (24)                   (66)                   (46)
    Change in unfunded minimum pension liability                            (106)                     4                      7
    Change in other items                                                     (4)                    (1)                     3
                                                                    ------------           ------------           ------------
    Balance at end of year                                                  (251)                  (117)                   (54)

    Treasury stock at cost                                                  (442)                  (438)                  (381)
                                                                    ------------           ------------           ------------

Total                                                               $      1,382           $      1,812           $      1,759
                                                                    ============           ============           ============

Shares of common stock issued(1)

    Balance at beginning of year                                      84,739,902             84,512,004             84,432,114
    Issued for employee compensation and benefit plans                   313,447                227,898                 79,890
                                                                    ------------           ------------           ------------
    Balance at end of year                                            85,053,349             84,739,902             84,512,004
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

STOCK OPTION BALANCES AND ACTIVITY

The Company applies intrinsic value accounting for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings (loss) and earnings (loss) per share would be reduced to the unaudited pro forma amounts following:

(Dollars in millions, except per share amounts)                           2001
                                                                        Restated       2000         1999
                                                                        --------       -----        -----
Net earnings (loss)                         As reported                  $ (175)      $ 303        $  48
                                            Pro forma                      (183)        294           45

Basic earnings (loss) per share             As reported                   (2.28)       3.95         0.61
                                            Pro forma                     (2.38)       3.83         0.58

Diluted earnings (loss) per share           As reported                   (2.28)       3.94         0.61
                                            Pro forma                     (2.38)       3.82         0.57

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

Beginning in 2001, the portion of each participant's total pay that was formerly made variable under the APP is now variable under the UPP.

12.      INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes follow:

(Dollars in millions)                              2001
                                                 Restated           2000          1999
                                                 --------           ----          -----
Earnings (loss) before income taxes
    United States                                 $(293)          $413          $ 185
    Outside the United States                         2             39           (113)
                                                  -----           ----          -----
Total                                             $(291)          $452          $  72
                                                  =====           ====          =====

Provision (benefit) for income taxes
    United States
      Current                                     $ (44)          $ 69          $  31
      Deferred                                      (68)            60            (14)
    Non-United States
      Current                                         9              9             10
      Deferred                                       (3)             1             (3)
    State and other
      Current                                        (3)             4              1
      Deferred                                       (7)             6             (1)
                                                  -----           ----          -----
Total                                             $(116)          $149          $  24
                                                  =====           ====          =====

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

                                                                                        2001
                                                                                      Restated            2000            1999
                                                                                      --------           ------           -----
(Dollars in millions)

Amount computed using the statutory rate                                               $  (102)          $  158           $  25
State income taxes                                                                          (6)               6              --
Foreign rate variance                                                                       (6)               1               7
Foreign sales corporation benefit                                                           (4)             (11)             (7)
ESOP dividend payout                                                                        (1)              (2)             (1)
Other                                                                                        3               (3)             --
                                                                                       -------           ------           -----
Provision (benefit) for income taxes                                                   $  (116)          $  149           $  24
                                                                                       =======           ======           =====

The significant components of deferred tax assets and liabilities follow:

                                                                                                     DECEMBER 31,
(Dollars in millions)                                                                             2001            2000
                                                                                                 ------          ------
Deferred tax assets
     Postemployment obligations                                                                  $  375          $  299
     Payroll and related items                                                                       53              47
     Deferred revenue                                                                                 6              13
     Miscellaneous reserves                                                                          31              31
     Preproduction and start-up costs                                                                 7               8
     Other                                                                                           48              45
                                                                                                 ------          ------
Total                                                                                            $  520          $  443
                                                                                                 ======          ======

Deferred tax liabilities
     Depreciation                                                                                $  752          $  824
     Inventories                                                                                     13               6
     Purchase accounting adjustments                                                                 97             103
     Other                                                                                           62              62
                                                                                                 ------          ------
Total                                                                                            $  924          $  995
                                                                                                 ======          ======

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, total $335 million at December 31, 2001. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

Current income taxes payable totaling $36 million and $67 million are included in current liabilities at December 31, 2001 and 2000, respectively.

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

(Dollars in millions)                                                                    2001              2000              1999
                                                                                       Restated
                                                                                       --------          --------          --------
SALES
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                             $  1,508          $  1,176          $    836
         Performance Chemicals and Intermediates                                          1,132             1,297             1,245
         Specialty Plastics                                                                 511               550               531
                                                                                       --------          --------          --------
             Total                                                                        3,151             3,023             2,612
                                                                                       --------          --------          --------
     Polymers Group Segments:
         Polymers                                                                         1,611             1,636             1,344
         Fibers                                                                             628               633               634
                                                                                       --------          --------          --------
             Total                                                                        2,239             2,269             1,978
                                                                                       --------          --------          --------
     Total Eastman Chemical Company                                                    $  5,390          $  5,292          $  4,590
                                                                                       ========          ========          ========

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)                                                                2001               2000              1999
                                                                                   Restated
                                                                                   --------           --------          --------
OPERATING EARNINGS (LOSS) (1)
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                         $    (35)          $    123          $    121
         Performance Chemicals and Intermediates                                        (76)                87                (2)
         Specialty Plastics                                                              46                103                80
                                                                                   --------           --------          --------
             Total                                                                      (65)               313               199
                                                                                   --------           --------          --------
     Polymers Group Segments:
         Polymers                                                                      (201)                99              (104)
         Fibers                                                                         146                150               107
                                                                                   --------           --------          --------
             Total                                                                      (55)               249                 3
                                                                                   --------           --------          --------
     Total Eastman Chemical Company                                                $   (120)          $    562          $    202
                                                                                   ========           ========          ========

ASSETS
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                         $  1,922           $  1,856          $  1,390
         Performance Chemicals and Intermediates                                      1,256              1,443             1,497
         Specialty Plastics                                                             918                989             1,098
                                                                                   --------           --------          --------
             Total                                                                    4,096              4,288             3,985
                                                                                   --------           --------          --------
     Polymers Group Segments:
         Polymers                                                                     1,398              1,604             1,634
         Fibers                                                                         598                658               684
                                                                                   --------           --------          --------
             Total                                                                    1,996              2,262             2,318
                                                                                   --------           --------          --------
     Total Eastman Chemical Company                                                $  6,092           $  6,550          $  6,303
                                                                                   ========           ========          ========

DEPRECIATION EXPENSE
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                         $    102           $     86          $     66
         Performance Chemicals and Intermediates                                         80                 80                80
         Specialty Plastics                                                              64                 63                64
                                                                                   --------           --------          --------
             Total                                                                      246                229               210
                                                                                   --------           --------          --------
     Polymers Group Segments:
         Polymers                                                                        94                104               107
         Fibers                                                                          45                 49                51
                                                                                   --------           --------          --------
             Total                                                                      139                153               158
                                                                                   --------           --------          --------
     Total Eastman Chemical Company                                                $    385           $    382          $    368
                                                                                   ========           ========          ========

CAPITAL EXPENDITURES
     Chemicals Group Segments:
         Coatings, Adhesives, Specialty Polymers, and Inks                         $     36           $     55          $     34
         Performance Chemicals and Intermediates                                         55                 46                92
         Specialty Plastics                                                              44                 30                35
                                                                                   --------           --------          --------
             Total                                                                      135                131               161
                                                                                   --------           --------          --------
     Polymers Group Segments:
         Polymers                                                                        67                 71                95
         Fibers                                                                          32                 24                36
                                                                                   --------           --------          --------
             Total                                                                       99                 95               131
                                                                                   --------           --------          --------
     Total Eastman Chemical Company                                                $    234           $    226          $    292
                                                                                   ========           ========          ========

(1) Operating earnings (loss) includes the impact of nonrecurring items described in Notes 8 and 9 to the consolidated financial statements.

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GEOGRAPHIC INFORMATION

                                                                                         2001
(Dollars in millions)                                                                  Restated            2000              1999
                                                                                       --------          --------          --------
REVENUES
     United States                                                                     $  2,990          $  3,016          $  2,662
     All foreign countries                                                                2,400             2,276             1,928
                                                                                       --------          --------          --------
         Total                                                                         $  5,390          $  5,292          $  4,590
                                                                                       ========          ========          ========

LONG-LIVED ASSETS, NET
     United States                                                                     $  2,760          $  3,009          $  3,036
     All foreign countries                                                                  867               916               914
                                                                                       --------          --------          --------
         Total                                                                         $  3,627          $  3,925          $  3,950
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

                   EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.      QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

                                                                                                          THIRD
                                                                     FIRST             SECOND            QUARTER            FOURTH
(Dollars in millions, except per share amounts)                     QUARTER           QUARTER            Restated          QUARTER
                                                                   --------          --------           ---------         --------
2001(1)
Sales                                                              $  1,344          $  1,402           $  1,373          $  1,271
Gross profit                                                            232               253                239               169
Operating earnings (loss)                                                96              (200)                70               (86)
Earnings (loss) before income taxes                                      55              (243)                39              (142)
Provision (benefit) for income taxes                                     18               (96)                12               (50)
Net earnings (loss)                                                      37              (147)                27               (92)
Basic earnings (loss) per share (3)                                    0.48             (1.92)              0.36             (1.20)
Diluted earnings (loss) per share (3)                                  0.48             (1.92)              0.36             (1.20)

2000(2)
Sales                                                              $  1,217          $  1,316           $  1,387          $  1,372
Gross profit                                                            250               298                295               235
Operating earnings                                                      132               173                154               103
Earnings before income taxes                                            102               128                145                77
Provision for income taxes                                               34                42                 48                25
Net earnings                                                             68                86                 97                52
Basic earnings per share (3)                                           0.88              1.12               1.27              0.68
Diluted earnings per share (3)                                         0.88              1.12               1.27              0.68

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

         Third quarter results have been restated as further described in Note 24 to the consolidated financial statements.

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

DEVALUATION OF ARGENTINA PESO

As a result of the continuing economic crisis in Argentina, the peso has continued to devalue during the early part of 2002 and is currently at an approximate exchange rate of 2 to 1 with the U.S. dollar. This continued devaluation of the peso will result in an additional charge against earnings in the first quarter 2002 of approximately $12 million.

24.      RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The restatement of previously issued financial statements for the year ended December 31, 2001 pertains to an agreement dated September 2001 in which the Company licensed certain technologies to a third party. Under the terms of the agreement, the Company was to receive a one-time fee of approximately $6 million in 2002. Following receipt of the fee in 2002, management concluded that the fee should have been recorded in its entirety at the effective date of the agreement. Accordingly, the Company has restated its financial statements for the year ended December 31, 2001 to recognize this fee.

The effect of the restatement on the Consolidated Statement of Earnings (Loss), Consolidated Statement of Financial Position, and Consolidated Statement of Cash Flows for the year ended December 31, 2001 is as follows:

                                                         AS
                                                     PREVIOUSLY            AS
                                                      REPORTED          RESTATED
(Dollars in million, except per share amounts)

STATEMENT OF EARNINGS (LOSS) ITEMS
Sales                                                  $ 5,384           $ 5,390
Cost of sales                                            4,497             4,497
Gross profit                                               887               893
Operating loss                                            (126)             (120)
Loss before income taxes                                  (297)             (291)
Benefit for income taxes                                  (118)             (116)
Net loss                                                  (179)             (175)
Comprehensive loss                                        (313)             (309)
Loss per share
  Basic                                                  (2.33)           (2.28)
  Diluted                                                (2.33)           (2.28)

STATEMENT OF FINANCIAL POSITION ITEMS
Miscellaneous receivables                             $     86          $    92
Total current assets                                     1,458            1,464
Total assets                                             6,086            6,092
Payables and other current liabilities                     904              906
Total current liabilities                                  958              960
Total liabilities                                        4,708            4,710
Retained earnings                                        1,952            1,956
Total stockholders' equity                               1,378            1,382
Total liabilities and stockholders' equity               6,086            6,092

STATEMENT OF CASH FLOW ITEMS
Net loss                                              $   (179)         $  (175)
Decrease in receivables                                     90               84
Decrease in liabilities excluding borrowings
  and liabilities for employee benefits and
  incentive pay                                           (163)            (161)
Total adjustments to reconcile net loss to net
  cash provided by operating activities                    610              606
Net cash provided by operating activities                  431              431

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

                                                                                                       PAGE
(a)      1.    Consolidated financial statements:

               Management's responsibility for financial statements                                       46

               Report of independent accountants                                                          47

               Consolidated statements of earnings (loss), comprehensive income
               (loss), and retained earnings                                                              48

               Consolidated statements of financial position                                              49

               Consolidated statements of cash flows                                                      50

               Notes to consolidated financial statements                                              51-81

         2.    Financial statement schedules

               II - Valuation and Qualifying Accounts

         3.    Exhibits filed as part of this report are listed in the Exhibit
               Index beginning at page 83.

(b)            Report on Form 8-K

               On November 26, 2001, Eastman filed a report on Form 8-K announcing that the Company was delaying the previously announced spin-off of its specialty chemicals and plastics businesses.

(c) The Exhibit Index and required Exhibits to this report are included beginning at page 83.

(d)            II -- Valuation and Qualifying Accounts

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

10.04*              James L. Chitwood Severance Agreement (incorporated herein by reference to
                    Exhibit 10.04 to the June 30, 2001 10-Q)

10.05*              Garland Williamson Severance Agreement (incorporated herein by reference to
                    Exhibit 10.05 to the June 30, 2001 10-Q)

10.06*              Eastman Executive Deferred Compensation Plan, as amended
                    October 1, 2001 (incorporated herein by reference to Exhibit
                    10.06 to Eastman Chemical Company's Annual Report on Form
                    10-K for the year ended December 31, 2001, as initially filed on March 12, 2002.)

10.07*              Agreement with Earnest W. Deavenport, Jr. dated December 7, 2001
                    (incorporated herein by reference to Exhibit
                    10.07 to Eastman Chemical Company's Annual Report on Form
                    10-K for the year ended December 31, 2001, as initially
                    filed on March 12, 2002.)

10.08*              Notice of Nonqualified Stock Option Granted to Earnest W. Deavenport, Jr.
                    Pursuant to the Eastman Chemical Company 1997 Omnibus Long-Term Compensation
                    Plan dated December 7, 2001 (incorporated herein by reference to Exhibit
                    10.08 to Eastman Chemical Company's Annual Report on Form
                    10-K for the year ended December 31, 2001, as initially
                    filed on March 12, 2002.)

10.09*              Notice Of Restricted Stock Granted to Earnest W. Deavenport, Jr. Pursuant to
                    the Eastman Chemical Company 1997 Omnibus Long-Term Compensation Plan dated
                    December 7, 2001 (incorporated herein by reference to Exhibit
                    10.09 to Eastman Chemical Company's Annual Report on Form
                    10-K for the year ended December 31, 2001, as initially
                    filed on March 12, 2002.)

10.10*              Eastman Excess Retirement Income Plan, amended and restated effective
                    January 1, 2002 (incorporated herein by reference to Exhibit
                    10.10 to Eastman Chemical Company's Annual Report on Form
                    10-K for the year ended December 31, 2001, as initially
                    filed on March 12, 2002.)

10.11*              Eastman Unfunded Retirement Income Plan, amended and restated effective
                    January 1, 2002 (incorporated herein by reference to Exhibit
                    10.11 to Eastman Chemical Company's Annual Report on Form
                    10-K for the year ended December 31, 2001, as initially
                    filed on March 12, 2002.)

10.12*              Form of Executive Severance Agreements as amended and restated (incorporated herein by reference to Exhibit 10.12 to Eastman Chemical Company's Annual Report
                    on Form 10-K for the year ended December 31, 2001, as initially filed on
                    March 12, 2002.)



    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
----------------    ---------------------------------------------------------------------------    -----------------

10.13*              Eastman Unit Performance Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the June 30, 2001 10-Q)

10.14*              1997 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on
                    Form 10-Q for the quarter ended June 30, 1999 (the "June 30, 1999 10-Q"))

10.15*              1996 Non-Employee Director Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on
                    Form 10-Q for the quarter ended September 30, 1996)

10.16*              Director Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.06 to Eastman Chemical Company's Annual Report on Form 10-K for the
                    year ended December 31, 1998)

10.17*              Employment Agreement between Eastman Chemical Company and James P. Rogers
                    (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's
                    Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.18*              Eastman 1999-2001 Long-Term Performance Subplan of 1997 Omnibus Long-Term
                    Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the
                    June 30, 1999 10-Q)

10.19*              Eastman 2000-2002 Long-Term Performance Subplan of 1997 Omnibus Long-Term
                    Compensation Plan (incorporated herein by reference to Exhibit 10.20 to Eastman
                    Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1999
                    (the "1999 10-K"))

10.20*              Form of Award Notice for Stock Options Granted to Managers under 1997 Omnibus
                    Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.21 to the 1999 10-K)

10.21*              Award Notice for Price-Vesting Stock Option Granted to CEO under 1997 Omnibus
                    Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to
                    Eastman Chemical Company's Form 10-Q for the quarter ended September 30, 1997)

10.22*              Form of Award Notice for Price-Vesting Stock Option Granted to Certain Executive
                    Officers under 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.23 to the 1999 10-K)

10.23*              Form of Indemnification Agreements dated May 5, 2000, between James L. Chitwood,
                    David M. Pond, and James P. Rogers and Eastman Chemical for service as directors of
                    Genencor International, Inc. (incorporated herein by reference to Exhibit 10.01 to the June 30, 2000 10-Q)

10.24               Contribution Agreement, dated as of December 9, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.07 to the
                    S-1)


    EXHIBIT                                                                                           SEQUENTIAL
    NUMBER                                         DESCRIPTION                                       PAGE NUMBER
----------------    ---------------------------------------------------------------------------    -----------------

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

12.01               Statement re Computation of Ratios of Earnings to Fixed Charges                              88

21.01               Subsidiaries of the Company (incorporated herein by reference to Exhibit
                    21.01 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001, as initially filed on March 12, 2002.)

23.01               Consent of Independent Accountants                                                           89

99.01               Operating Segment Information (Sales Revenue Change, Volume Effect and
                    Price Effect)                                                                                90

99.02               Acquisition Information (Sales Revenue Comparison -- With and Without
                    Acquisitions)                                                                                91

---------------

*Management contract or compensatory plan or arrangement filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Eastman Chemical Company


Date: April 25, 2002                         By: /s/ Mark W. Joslin
                                                 -------------------------------
                                                 Mark W. Joslin
                                                 Vice President and Controller