Form 10-Q
period 2002-03-31
EASTMAN CHEMICAL CO
filed 2002-05-13
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

                   (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
Yes         X             No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	March 31, 2002
Common Stock, par value $0.01 per share	77,291,462

(including rights to purchase shares of

Common Stock or Participating Preferred Stock)

PAGE 1 OF 48 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 33

CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE INCOME AND RETAINED EARNINGS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
Form of 7% Notes due April 15, 2012
Eastman Unit Performance Plan
Statement Re:Computation of Ratios
Operating Segment Information
Operating Segment Information
Operating Segment Information

ITEM		PAGE
	PART I. FINANCIAL INFORMATION

1.	Financial Statements	3-17

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-29

	PART II. OTHER INFORMATION

1.	Legal Proceedings	30

5.	Other Information	31

6.	Exhibits and Reports on Form 8-K	31

	SIGNATURES

	Signatures	32

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
INCOME, AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2002	2001

Earnings

Sales	$1,236	$1,344

Cost of sales	1,031	1,112

Gross profit	205	232

Selling and general administrative expenses	90	98

Research and development costs	38	38

Operating earnings	77	96

Interest expense, net	30	35

Other (income) charges, net	14	6

Earnings before income taxes and cumulative effect of change in accounting principle	33	55

Provision for income taxes	9	18

Earnings before cumulative effect of change in accounting principle	24	37

Cumulative effect of change in accounting principle, net	18	—

Net earnings	$6	$37

Earnings per share

Basic

Before cumulative effect of change in accounting principle	$0.30	$0.48

Cumulative effect of change in accounting principle, net	0.23	—

Net earnings per share	$0.07	$0.48

Diluted

Before cumulative effect of change in accounting principle	$0.30	$0.48

Cumulative effect of change in accounting principle, net	0.23	—

Net earnings per share	$0.07	$0.48

Comprehensive Income

Net earnings	$6	$37

Other comprehensive income (loss)	2	(7)

Comprehensive income	$8	$30

Retained earnings

Retained earnings at beginning of period	$1,956	$2,266

Net earnings	6	37

Cash dividends declared	(34)	(34)

Retained earnings at end of period	$1,928	$2,269

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions)	2002	2001

Assets

Current assets

Cash and cash equivalents	$81	$66

Trade receivables, net of allowance of $37 and $35	592	570

Miscellaneous receivables	72	92

Inventories	654	659

Other current assets	99	77

Total current assets	1,498	1,464

Properties

Properties and equipment at cost	9,323	9,302

Less: Accumulated depreciation	5,753	5,675

Net properties	3,570	3,627

Goodwill	354	339

Other intangibles, net of accumulated amortization of $38	233	275

Other noncurrent assets	380	387

Total assets	$6,035	$6,092

Liabilities and stockholders’ equity

Current liabilities

Payables and other current liabilities	$860	$906

Borrowings due within one year	53	54

Total current liabilities	913	960

Long-term borrowings	2,157	2,143

Deferred income tax credits	431	452

Postemployment obligations	1,047	1,043

Other long-term liabilities	125	112

Total liabilities	4,673	4,710

Commitments and contingencies

Stockholders’ equity

Common stock ($0.01 par - 350,000,000 shares authorized; shares issued - 85,080,283 and 85,053,349)	1	1

Paid-in capital	118	118

Retained earnings	1,928	1,956

Other comprehensive loss	(249)	(251)

	1,798	1,824

Less: Treasury stock at cost ( 7,947,245 and 8,073,859 shares)	436	442

Total stockholders’ equity	1,362	1,382

Total liabilities and stockholders’ equity	$6,035	$6,092

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter
(Dollars in millions)	2002	2001

Cash flows from operating activities

Net earnings	$6	$37

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities, net of effect of acquisitions
Cumulative effect of change in accounting principle, net	18	—

Depreciation and amortization	99	104

Provision (benefit) for deferred income taxes	2	(4)

(Increase) decrease in receivables	3	(47)

(Increase) decrease in inventories	2	(54)

Decrease in liabilities for employee benefits and incentive pay	(20)	(71)

Decrease in liabilities excluding borrowings and liabilities for employee benefits and incentive pay	(5)	(80)

Other items, net	(17)	(9)

Total adjustments	82	(161)

Net cash provided by (used in) operating activities	88	(124)

Cash flows from investing activities

Additions to properties and equipment	(41)	(55)

Acquisitions, net of cash acquired	(6)	—

Additions to capitalized software	(4)	(8)

Other investments	(2)	(6)

Net cash used in investing activities	(53)	(69)

Cash flows from financing activities

Net increase in commercial paper and other short-term borrowings	18	169

Repayment of borrowings	(4)	—

Dividends paid to stockholders	(34)	(34)

Stock options and other items	—	2

Net cash provided by (used in) financing activities	(20)	137

Net change in cash and cash equivalents	15	(56)

Cash and cash equivalents at beginning of period	66	101

Cash and cash equivalents at end of period	$81	$45

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Eastman Chemical Company (the “Company” or “Eastman”) in accordance and consistent with the accounting policies stated in the Company’s 2001 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements appearing in the Form 10-K and the Form 10-K/A. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

The Company has reclassified certain 2001 amounts to conform to the 2002 presentation.

2.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2002	2001

At FIFO or average cost (approximates current cost)

Finished goods	$558	$569

Work in process	166	168

Raw materials and supplies	218	210

Total inventories	942	947

Reduction to LIFO value	(288)	(288)

Total inventories at LIFO value	$654	$659

Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2002	2001

Trade creditors	$456	$438

Accrued payrolls, vacation, and variable-incentive compensation	120	160

Accrued taxes	77	72

Interest payable	24	45

Dividends payable	34	34

Other	149	157

Total	$860	$906

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2002	2001

Short-term borrowings

Notes payable	$53	$54

Total short-term borrowings	53	54

Long-term borrowings

6 3/8% notes due 2004	496	500

7 1/4% debentures due 2024	496	496

7 5/8% debentures due 2024	200	200

7.60% debentures due 2027	297	297

Credit facility and commercial paper borrowings	655	637

Other	13	13

Total long-term borrowings	2,157	2,143

Total borrowings	$2,210	$2,197

Eastman has access to an $800 million revolving credit facility (the “Credit Facility”) expiring in July 2005. At March 31, 2002, Eastman also had access to a short-term $130 million credit agreement (the “Credit Agreement”) which the Company subsequently terminated April 3, 2002. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of March 31, 2002 and December 31, 2001. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of March 31, 2002, the Company’s Credit Facility and commercial paper borrowings were $655 million at an effective interest rate of 2.41%. At December 31, 2001, the Company’s outstanding Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%. There were no borrowings under the Credit Agreement at March 31, 2002. Subsequent to March 31, 2002, the Company issued notes in the principal amount of $400 million due 2012. For additional information regarding these notes, see Note 15 to the consolidated financial statements.

Through interest rate swaps entered into during the first quarter of 2002, the effective interest rates of the notes due 2004 were converted to variable rates that averaged 4.39% at March 31, 2002.

5.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter

	2002	2001

Shares used for earnings per share calculation:

Basic	77.0	76.7

Diluted	77.1	77.1

Certain shares underlying options outstanding during the first quarter of 2002 and 2001 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

market price of the common shares. Excluded from the first quarter 2002 and 2001 calculations were shares underlying options to purchase 6,661,502 shares of common stock at a range of prices from $42.75 to $73.94 and 2,322,784 shares of common stock at a range of prices from $49.25 to $74.25, respectively.

Additionally, 200,000 shares underlying an option issued to the former Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations because the stock price conditions to exercise had not been met as to any of the shares as of March 31, 2002 and 2001.

The Company declared cash dividends of $0.44 per share in the first quarter of 2002 and 2001.

6.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

The following table summarizes the nonrecurring charges incurred as a result of the previously reported restructuring of the former fine chemicals product line of the Company’s Performance Chemicals and Intermediates (“PCI”) segment and the consolidation and restructuring of the operations of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment:

	Balance at	Provision/	Noncash	Cash	Balance at
(Dollars in millions)	January 1, 2001	Adjustments	Reductions	Reductions	December 31, 2001

Noncash charges	$—	$373	$(373)	$—	$—

Severance costs	—	16	—	(6)	10

Site closure costs	10	10	—	(7)	13

Total	$10	$399	$(373)	$(13)	$23

	Balance at	Provision/	Noncash	Cash	Balance at
	January 1, 2002	Adjustments	Reductions	Reductions	March 31, 2002

Noncash charges	$—	$—	$—	$—	$—

Severance costs	10	—	—	(4)	6

Site closure costs	13	—	—	(1)	12

Total	$23	$—	$—	$(5)	$18

7.	ACQUISITIONS

Ariel Research Corporation

In January 2002, Eastman acquired Ariel Research Corporation (“Ariel”) for approximately $8 million, including $6 million cash paid at closing and a $2 million promissory note to be paid one year after closing. Ariel is a provider of worldwide regulatory information and software products that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental and dangerous goods compliance. The results for Ariel for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the PCI segment. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for the three months ending March 31, 2001 would not be materially different from reported results.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hercules Incorporated

On May 1, 2001, the Company completed the asset acquisition of the hydrocarbon resins and select portions of the rosin-based resins businesses of Hercules Incorporated (“Hercules Businesses”) for approximately $252 million. The facilities acquired are located in the United States, the Netherlands and Mexico. Additionally, certain assets acquired are operated under contracts with Hercules at a shared facility in the United States.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of the Hercules Businesses for the period from the acquisition date are included in the accompanying consolidated financial statements. Tangible assets acquired were recorded at their fair values. Goodwill and other intangible assets of approximately $33 million, which represents the excess of cost over the fair value of net tangible assets acquired, were being amortized on a straight-line basis over 17 to 40 years. Effective January 1, 2002, in connection with the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” definite-lived intangible assets of approximately $2 million are being amortized on a straight-line basis over 17 years. Acquired in-process research and development of approximately $8 million was written off during the second quarter 2001, and subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for the first three months 2001 would not be materially different from reported results.

8.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Instruments with a fair market value of $33 million, previously not required to be recorded and primarily pertaining to the Company’s raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statement of Financial Position on January 1, 2001. Previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit of $58 million to other comprehensive income, a component of shareholders’ equity and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

At March 31, 2002 the remaining mark-to-market gains from hedging activities included in other comprehensive income totaled approximately $16 million. If realized, substantially all of this balance will be reclassified into earnings during the next twelve months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings during the first quarter of 2002.

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. For the residual portion, the Company uses various derivative financial instruments pursuant to the Company’s policies for hedging practices. Such instruments are used to mitigate the risk that changes in exchange rates or raw material and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Currency rate hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated, but not yet committed, export sales transactions expected within no more than five years and denominated in foreign currencies (principally the British pound, Canadian dollar, euro and the Japanese yen). These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

Commodity hedging

Raw materials and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors. To mitigate short-term fluctuations in market prices for propane and natural gas, the Company enters into forwards and options contracts. These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in other comprehensive income to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

Interest rate hedging

The Company’s policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. These swaps are designated to hedge the fair value of underlying debt obligations with the interest rate differential reflected as an adjustment to interest expense over the life of the swaps. As these instruments are 100% effective, there is no impact on earnings due to hedge ineffectiveness.

From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company’s exposure to movements in interest rates on anticipated debt offerings. These instruments are designated as cash flow hedges and are typically 100% effective. As a result, there is no current impact on earnings due to hedge ineffectiveness. These instruments are recorded on the balance sheet at fair value, but the impact was not material to the income statement.

9.	OTHER INCOME AND CHARGES

	First Quarter
(Dollars in millions)	2002	2001

Other income	$(2)	$(6)

Other charges	16	12

	$14	$6

Included in other income are gains from equity investments, gains on sales of nonoperating assets, royalty income, gains on foreign exchange transactions, and other miscellaneous items. Other income for both periods presented primarily reflected gains on equity investments.

Included in other charges are losses from foreign exchange transactions, losses from equity investments, losses on sales of nonoperating assets, fees on securitized receivables, and other miscellaneous items. Other charges for first quarter 2002 included a $12 million foreign exchange loss related to the decrease in value of peso-denominated, long-term tax receivables caused by the continued devaluation of the Argentine peso during the quarter. Also included in other charges for the first quarter 2002 is the Company’s portion of a loss from operations of Genencor International, Inc. (“Genencor”), which includes a nonrecurring charge of $5 million related to the previously announced restructuring of Genencor. Eastman Chemical Company owns a 42%

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity interest in Genencor, a publicly traded biotechnology company. Other charges for first quarter 2001 primarily reflected foreign exchange losses and fees on securitized receivables.

10.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment; require reporting units be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002. This charge is reported in the Consolidated Statement of Earning as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill.

Shown below are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization.

	As of March 31, 2002		As of December 31, 2001

	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(Dollars in millions)	Amount	Amount	Amount	Amount

Amortizable intangible assets

Developed technology	$124	$103	$124	$105

Customer list	58	48	56	47

Other	14	13	30	25

Total	$196	164	$210	177

Indefinite-lived intangible assets

Trademarks		69		98

Other intangible assets		$233		$275

The Company expects to complete the transitional impairment test for goodwill by the end of the second quarter 2002, pending completion of an appraisal of appropriately aggregated reporting units. Accordingly, the Company has not yet determined what effect, if any, this impairment test will have on the Company’s earnings and financial position. Any impairment charge resulting from the transitional impairment test for goodwill will be recognized effective January 1, 2002 and reflected as the cumulative effect of a change in accounting principle. As a result of the nonamortization provisions of SFAS No. 142, the Company will no longer record approximately $20 million of annual amortization relating to goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill follow:

			Total
	CASPI	Other	Eastman
(Dollars in millions)	Segment	Segments	Chemical

Reported balance at December 31, 2001	$333	$6	$339

Intangible assets reclassified into goodwill at January 1, 2002, net of tax	7	—	7

Acquisitions	—	9	9

Reclassifications and purchase accounting allocations	2	(3)	(1)

Reported goodwill balance at March 31, 2002	$342	$12	$354

Approximately $9 million of goodwill and other intangibles were acquired in the purchase of Ariel and will be reclassified pending completion of an appraisal.

The following table presents prior year earnings and earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in the prior year.

	First Quarter
	2002	2001

Reported net earnings	$6	$37

Add back goodwill amortization		4

Add back assembled workforce and trademark amortization		1

Adjusted net earnings	$6	$42

Basic earnings per share before cumulative effect of change in accounting principle:

Reported basic earnings per share	$0.30	$0.48

Add back goodwill amortization		0.05

Add back assembled workforce and trademark amortization		0.01

Adjusted basic earnings per share	$0.30	$0.54

Diluted earnings per share before cumulative effect of change in accounting principle:

Reported diluted earnings per share	$0.30	$0.48

Add back goodwill amortization		0.05

Add back assembled workforce and trademark amortization		0.01

Adjusted diluted earnings per share	$0.30	$0.54

Amortization expense for definite-lived intangible assets was approximately $3 million for the first quarter 2002. If the nonamortization provisions of SFAS No. 142 had been applied in the prior year, amortization expense would have been $3 million for the first quarter 2001. Estimated amortization expense for 2002 and the five succeeding years is approximately $15 million per year.

11.	SEGMENT INFORMATION

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the CASPI segment, the PCI segment, and the Specialty Plastics (“SP”) segment. Voridian Division contains the Polymers segment and the Fibers segment.

With the implementation of the divisional structure, goods and services are transferred between the two divisions at mark-ups specified by terms of interdivisional agreements. Accordingly, the divisional structure

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Eastman Chemical Company consolidated financial statements. Prior to 2002, segment sales revenue was recognized only for actual sales to third parties and the intersegment transfer of goods and services, recorded at cost, had no impact on segment earnings.

All Eastman Chemical Company assets were assigned to the divisions as of January 1, 2002. Corporate, general purpose, and other nonoperating assets were allocated to segments within each division based on process or product responsibility. Certain infrastructure assets at each site, primarily utilities that were previously allocated to all five segments, were assigned to the primary division at that site. In accordance with the terms of interdivisional agreements, the primary division invoices the other division for services provided by such infrastructure assets.

Effective January 1, 2002, sales and operating results for Cendian Corporation (“Cendian”), wholly owned by the Company and an Eastman Division initiative, are included in amounts for the CASPI, PCI and SP segments, and have been allocated to these segments on the basis of sales revenues for each of these segments. Prior to 2002, sales and operating results for Cendian were allocated to all five segments.

Effective January 1, 2002, certain compounded polyethylene products were moved from the Polymers segment to the SP segment. Accordingly, amounts for 2001 have been reclassified to reflect this change.

The CASPI segment manufactures raw materials, additives and specialty polymers primarily for the paints and coatings, inks and graphic arts, adhesives and other markets which include composite materials. The CASPI segment’s products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as a key component and in paints and inks to form a protective coating or film and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol® coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used to protect fibers during processing in textile manufacturing, and the technology is being extended for use in water-based paints, coatings and inks. Paints and coatings raw material end use markets consist of architectural, automotive, transportation, industrial, maintenance, marine and furniture coatings. Inks and graphic arts raw material end use markets consists of offset, gravure, and packaging printing and publishing. Adhesives and sealant raw material end use markets include, non-woven, tape, label, hot melt, automotive and packaging. Composite raw materials are used in marine, transportation construction and consumer goods applications. For 2001, CASPI segment sales were approximately 50% to paints and coatings markets, approximately 25% to adhesives markets, and approximately 25% to inks and graphic arts and other markets.

The PCI segment manufactures diversified products in three major groups: acetyl and intermediates; olefins and derivatives; and custom, fine and performance chemicals. In 2001, each of these groups accounted for approximately 25% of PCI sales with the remaining 25% resulting from other products and interdivisional sales. These products are used in a variety of environments and end uses, including agrochemical, automotive, beverages, catalysts, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles and consumer and industrials. Custom synthesis and photographic chemicals were historically managed as part of Eastman’s fine chemicals product line.

The SP segment produces highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess performance properties for value-added end uses such as appliances, in store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. For 2001, SP segment sales were approximately 70% copolyester plastics, approximately 25% cellulosic plastics and approximately 5% compounded polyethylenes and other products.

The Polymers segment manufactures a broad line of PET polymers and polyethylene products for the beverage bottle and consumer and industrial products markets. PET polymers serve as source products for containers for, among other things, carbonated soft drinks, water, beer and personal care items and food containers that are

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

suitable for both conventional and microwave oven use. The Polymers segment also manufactures low density polyethylene and linear low density polyethylene, which are used primarily for packaging and film applications and in extrusion coated containers such as milk and juice cartons.

The Fibers segment manufactures Estron® acetate tow and Estrobond® triacetin plasticizers for the cigarette filter market; acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers.

	First Quarter
(Dollars in millions)	2002	2001

Sales

Eastman Division Segments:

Coatings, Adhesives, Specialty Polymers, and Inks	$377	$328

Performance Chemicals and Intermediates	349	299

Specialty Plastics	135	136

Total	861	763

Voridian Division Segments:

Polymers	353	441

Fibers	170	140

Total	523	581

Eliminations	(148)	—

Total Eastman Chemical Company	$1,236	$1,344

Eastman Division interdivisional sales eliminated in consolidation include the following: CASPI $12 million; PCI $88 million; and SP $15 million. Voridian Division interdivisional sales eliminated in consolidation include: Polymers $12 million and Fibers $21 million.

Operating Earnings (Loss)

Eastman Division Segments:

Coatings, Adhesives, Specialty Polymers, and Inks	$22	$9

Performance Chemicals and Intermediates	(7)	8

Specialty Plastics	8	25

Total	23	42

Voridian Division Segments:

Polymers	20	24

Fibers	32	30

Total	52	54

Eliminations	2	—

Total Eastman Chemical Company	$77	$96

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2002	2001

Assets

Eastman Division Segments:

Coatings, Adhesives, Specialty Polymers, and Inks	$1,976	$1,922

Performance Chemicals and Intermediates	1,525	1,256

Specialty Plastics	763	928

Total	4,264	4,106

Voridian Division Segments:

Polymers	1,231	1,388

Fibers	540	598

Total	1,771	1,986

Total Eastman Chemical Company	$6,035	$6,092

12.	LEGAL MATTERS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the sorbates litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings in a particular future period.

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

In addition, the Company, along with other companies, has been named a defendant in 26 antitrust lawsuits, in various federal and state courts, brought subsequent to the Company’s plea agreements as putative class actions on behalf of certain direct and indirect purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the plaintiffs paid more for sorbates than they would have paid absent the defendants’ conspiracy. The plaintiffs in most cases seek damages of unspecified amounts, attorneys’ fees and costs and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The Company has reached final or preliminary settlements in 23 of the 26 direct and indirect purchaser class actions, although one of those settlements is currently on appeal to the Tennessee Court of Appeals. Of the three remaining cases, Eastman has filed dispositive motions in two of them. The other remains in the preliminary discovery stage, with no litigation class having been certified to date in that case or in the other remaining putative class action.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Of the 26 antitrust lawsuits, the Company was included as one of several defendants in two separate lawsuits concerning sorbates in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation and Nabisco, Inc.; and the other filed on behalf of Conopco, Inc. All of these plaintiffs were direct purchasers of sorbates from one or more of the defendants and had elected to opt out of the direct purchaser class action settlement and pursue their claims on their own. The Company has reached settlements in these two actions as well. In addition, several indirect purchasers of products containing sorbates have recently opted out of the indirect purchaser class action settlement, finally approved in Kansas and have filed a separate action against the Company and other sorbates producers in Kansas state court. This is one of the two cases discussed above in which Eastman currently has a dispositive motion pending.

The Company recognized charges to earnings in each of the past four years for estimated costs, including legal fees, related to the sorbates litigation described above. While the Company intends to continue vigorously to defend the remaining sorbates actions unless they can be settled on terms acceptable to the parties, the ultimate outcome of the matters still pending is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

13.	COMMITMENTS

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at March 31, 2002 and December 31, 2001. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million in the first quarter 2002 and $3 million in the first quarter 2001. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $230 million and $220 million in the first quarters 2002 and 2001, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $117 million and $124 million at March 31, 2002 and December 31, 2001, respectively.

14.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement, which were adopted by the Company January 1, 2002, have not had a material impact on its financial condition or results of operations.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company’s 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. The Company has not yet assessed the impact of this Statement on its financial statements.

15.	SUBSEQUENT EVENT

On April 3, 2002, Eastman issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Net proceeds from the sale of the notes were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2001 Annual Report on Form 10-K and Form 10-K/A, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The Company’s results of operations as presented beginning on page 3 of this Form 10-Q are discussed below.

Sales revenue for first quarter 2002 decreased 8% compared to first quarter 2001 due to lower selling prices, an unfavorable shift in product mix, and the effect of a stronger U.S. dollar. Higher sales volumes, primarily attributed to the businesses acquired from Hercules Incorporated (“Hercules Businesses”) in May 2001, had a positive impact of 5% on sales revenue for first quarter 2002.

First quarter 2002 operating earnings declined 20% compared to first quarter 2001 mainly due to lower selling prices, the negative effect of foreign currency exchange rates, product mix, and lower hedging gains. The decline in selling prices was partially offset by lower raw material costs.

Diluted earnings per share for the first quarter 2002 were $0.07 compared with $0.48 in the first quarter 2001. Excluding a loss associated with a change in accounting principle and a nonrecurring charge related to the impact to Eastman Chemical Company of the previously announced restructuring of Genencor International, Inc. (“Genencor”), in which the Company owns a 42% equity interest, diluted earnings per share were $0.35 in the first quarter of 2002. In the first quarter 2001, excluding goodwill and indefinite-lived intangible amortization, diluted earnings per share were $0.54. For additional information related to the exclusion of goodwill and indefinite-lived intangible asset amortization, see Note 10 to the consolidated financial statements pertaining to the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

	First Quarter
(Dollars in millions)	2002	2001	Change

Sales	$1,236	$1,344	(8)%

During first quarter 2002, lower selling prices, mainly for PET polymers, had a negative impact on sales revenue of 8%. An unfavorable shift in product mix and the negative effect of foreign currency exchange rates had a negative impact on sales revenue of 3% and 2%, respectively. Increased sales volumes, primarily attributed to the Hercules Businesses, had a positive impact on first quarter 2002 sales revenue of 5%.

	First Quarter
(Dollars in millions)	2002	2001	Change

Gross profit	$205	$232	(12)%

As a percentage of sales	16.6%	17.3%

First quarter 2002 gross profit was negatively impacted by decreased sales revenue and lower foreign currency hedging gains, partially offset by lower raw material costs.

	First Quarter
(Dollars in millions)	2002	2001	Change

Selling and general administrative expenses	$90	$98	(8)%

As a percentage of sales	7.3%	7.3%

Even with the addition of selling and general administrative expenses associated with the Hercules Businesses, first quarter 2002 selling and general administrative expenses declined compared to first quarter 2001 primarily due to cost deferral and other cost control efforts. First quarter 2002 expenses also reflected a one-time reversal of accrued compensation expense of approximately $4 million related to the Company’s decision to forego certain management bonuses.

	First Quarter
(Dollars in millions)	2002	2001	Change

Research and development costs	$38	$38	—%

As a percentage of sales	3.1%	2.8%

	First Quarter
(Dollars in millions)	2002	2001	Change

Gross interest costs	$32	$37

Less capitalized interest	1	1

Interest expense	31	36	(14)%

Interest income	1	1

Net interest expense	$30	$35	(14)%

Lower interest expense for first quarter 2002 reflected significantly lower interest rates compared to the first quarter 2001.

	First Quarter
(Dollars in millions)	2002	2001	Change

Other income	$(2)	$(6)

Other charges	16	12

	$14	$6	133%

Included in other income are gains from equity investments, gains on sales of nonoperating assets, royalty income, gains on foreign exchange transactions, and other miscellaneous items. Other income for both periods presented primarily reflected gains on equity investments.

Included in other charges are losses from foreign exchange transactions, losses from equity investments, losses on sales of nonoperating assets, fees on securitized receivables, and other miscellaneous items. Other charges for first quarter 2002 included a $12 million foreign exchange loss related to the decrease in value of peso-denominated, long-term tax receivables caused by the continued devaluation of the Argentine peso during the quarter. The Argentine peso continues to float in relation the U.S. dollar and any increase or decline in value will be reflected as a foreign currency exchange gain or loss, respectively. However, management does not believe future charges will be significant due to a reduction of the Company’s exposure to the Argentine currency. Also included in other charges is the Company’s portion of a loss from operations of Genencor, which includes a nonrecurring charge of $5 million related to the previously announced restructuring of Genencor. Other charges for first quarter 2001 primarily reflected foreign exchange losses and fees on securitized receivables.

	First Quarter
	2002	2001	Change
(Dollars in millions)
Provision for income taxes	$9	$18	(50)%
Effective tax rate	28%	33%

The decline in the effective tax rate was attributable to the elimination of non-deductible goodwill amortization resulting from the implementation of SFAS No. 142, and additionally was due to international tax structuring related to the implementation of the Company’s divisional structure. The reductions were partially offset by higher state income taxes.

	First Quarter
	2002	2001
(Dollars in millions)
Cumulative effect of change in accounting principle, net	$18	$—

As required by SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completed the impairment test for intangible assets with indefinite useful lives other than goodwill in the first quarter of 2002. The Company expects to complete the transitional impairment test for goodwill by the end of the second quarter 2002. Under the provisions of this Standard, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. In connection with the Company’s review, it was determined that the fair value of certain trademarks related to the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002. This charge is reported in the Consolidated Statement of Earnings as the cumulative effect of a change in accounting principle.

For additional information regarding the change in accounting principle, see Note 10 to the consolidated financial statements.

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the CASPI segment, the Performance Chemicals and Intermediates (“PCI”) segment, and the Specialty Plastics (“SP”) segment. Voridian Division contains the Polymers segment and the Fibers segment.

With the implementation of the divisional structure, goods and services are transferred between the two divisions at mark-ups specified by terms of interdivisional agreements. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Eastman Chemical Company consolidated financial statements. Prior to 2002, segment sales revenue was recognized only for actual sales to third parties and the intersegment transfer of goods and services, recorded at cost, had no impact on segment earnings.

All Eastman Chemical Company assets were assigned to the divisions as of January 1, 2002. Corporate, general purpose, and other nonoperating assets were allocated to segments within each division based on process or product responsibility. Certain infrastructure assets at each site, primarily utilities that were previously allocated to all five segments, were assigned to the primary division at that site. In accordance with the terms of interdivisional agreements, the primary division invoices the other division for services provided by such infrastructure assets.

Effective January 1, 2002, sales and operating results for Cendian Corporation (“Cendian”), wholly owned by the Company and an Eastman Division initiative, are included in amounts for the CASPI, PCI and SP segments, and have been allocated to these segments on the basis of sales revenues for each of these segments. Prior to 2002, sales and operating results for Cendian were allocated to all five segments.

Effective January 1, 2002, certain compounded polyethylene products were moved from the Polymers segment to the SP segment. Accordingly, amounts for 2001 have been reclassified to reflect this change.

EASTMAN DIVISION

CASPI Segment

	First Quarter
(Dollars in millions)	2002	2001	Change

Sales	$377	$328	15%

Operating earnings	22	9	144%

Increased sales volumes for adhesives products, primarily from the Hercules Businesses, had a positive impact on first quarter 2002 sales revenue of 16%. Interdivisional sales had a positive impact on revenues of 4%. Lower selling prices and foreign currency exchange rates had a negative impact on sales revenue of 3% and 2%, respectively.

Operating earnings for first quarter 2002 increased compared to first quarter 2001 primarily due to lower raw material costs, an improved cost structure, and the addition of earnings from sales of adhesives products. First quarter 2002 results include the effect of $5 million lower amortization expense resulting from the adoption of SFAS No. 142.

PCI Segment

	First Quarter
(Dollars in millions)	2002	2001	Change

Sales	$349	$299	17%

Operating earnings (loss)	(7)	8	(188)%

First quarter 2002 sales revenue increased 17% compared to first quarter 2001 including interdivisional sales but decreased 13% excluding interdivisional sales. Lower selling prices had a negative impact on sales revenue of 10%. An unfavorable shift in product mix had a negative impact on revenues of 4%, partially offset by increased sales volumes which had a positive impact on sales revenue of 2%.

The first quarter 2002 operating loss was $15 million below the first quarter 2001 operating gain mainly due to lower selling prices. Operating earnings decreased for all product lines except olefins and derivatives, which showed a slight improvement compared to first quarter 2001.

SP Segment

	First Quarter
(Dollars in millions)	2002	2001	Change

Sales	$135	$136	—%

Operating earnings	8	25	(68)%

First quarter 2002 sales revenue was flat compared to first quarter 2001. The addition of interdivisional sales had a positive impact on revenues of 11%, offset by a decline in sales volumes which had a negative impact on revenues of 9% and the negative effect of foreign currency exchange rates.

The decrease in first quarter 2002 operating earnings compared to first quarter 2001 was primarily due to a decline in sales volumes for cellulosic plastics products of approximately 30%, attributed to weakened demand.

VORIDIAN DIVISION

Polymers Segment

	First Quarter
(Dollars in millions)	2002	2001	Change

Sales	$353	$441	(20)%

Operating earnings	20	24	(17)%

The decline in sales revenue for first quarter 2002 compared to first quarter 2001 was mainly due to lower selling prices, primarily for PET polymers and polyethylene, which had a negative impact on revenues of 15%. Decreased sales volumes had a negative impact of 4% on revenues. Sales volumes for PET polymers declined compared to a strong first quarter in 2001, and sales volumes for polyethylene increased slightly. Foreign currency exchange rates had a 3% negative impact on sales revenue, offset by the positive impact of interdivisional sales.

Operating earnings for first quarter 2002 decreased slightly compared to first quarter 2001 as lower raw material costs were offset by lower selling prices.

Fibers Segment

	First Quarter
(Dollars in millions)	2002	2001	Change

Sales	$170	$140	21%

Operating earnings	32	30	7%

First quarter 2002 sales revenue increased 21% compared to first quarter 2001 primarily due to the addition of interdivisional sales, which had a positive impact on revenues of 15%. Increased sales volumes, primarily for acetate flake and acetyl raw materials, had a positive impact on sales revenue of 27%, partially offset by product mix, which had a negative impact on revenues of 18%. The shift in product mix was due to increased sales volumes of lower unit priced products, particularly acetate flake and acetyl raw materials, and relatively flat volumes for acetate tow, a higher unit priced product. Although acetate flake and acetyl raw materials comprise a large percentage of the volume impact, their effect on sales revenue and operating earnings is minimal. Lower selling prices had a slightly negative impact of 2% on sales revenue for first quarter 2002.

Operating earnings for first quarter 2002 were relatively flat compared to first quarter 2001.

For supplemental analysis of segment results, see Exhibits 99.01, 99.02 and 99.03 to this Form 10-Q. For additional information concerning the Company’s operating segments, see Note 11 to the consolidated financial statements.

SUMMARY BY CUSTOMER LOCATION

	First Quarter
(Dollars in millions)	2002	2001	Change

Sales by Region

United States and Canada	$721	$796	(9)%

Europe, Middle East, and Africa	272	313	(13)%

Asia Pacific	136	115	18%

Latin America	107	120	(11)%

First quarter 2002 sales revenue in the United States and Canada decreased compared to first quarter 2001 primarily due to lower selling prices, mainly for polyethylene and PET polymers, which had a negative impact on revenues of 8%. An unfavorable shift in product mix also had a negative impact on revenues of 5%. These decreases were partially offset by increased sales volumes, which had a positive impact on revenues of 4%.

For first quarter 2002, sales revenue outside the United States and Canada decreased 6% to $515 million compared to $548 million in the first quarter of 2001. Decreased selling prices, mainly for PET polymers, had a negative impact on sales revenue of 8%. Foreign currency exchange rates had a negative impact on revenues of 5%. These decreases were partially offset by increased sales volumes which had a positive impact on sales revenue of 6%.

In Europe, Middle East and Africa, sales revenue for first quarter 2002 decreased 13% compared to first quarter 2001, mainly due to the effect of foreign currency exchange rates, which had a negative impact on revenues of 8%. Decreased selling prices, primarily for PET polymers, had a negative impact on revenues of 5%. Overall, sales volumes were flat compared to first quarter 2001.

For first quarter 2002, increased sales volumes for both Eastman Division and Voridian Division products had a positive impact of 23% on sales revenue in Asia Pacific. A favorable shift in product mix had a positive impact on revenues of 5%. These increases were partially offset by lower selling prices and foreign currency exchange rates, which had a negative impact on sales revenue of 8% and 2%, respectively.

In Latin America, sales revenue for first quarter 2002 decreased 11% compared to first quarter 2001 primarily due to lower selling prices, mainly for PET polymers, which had a negative impact on sales revenue of 18%. This decrease was partially offset by an increase in sales volumes, mainly for polyethylene, which had a positive impact on revenues of 9%.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

	First Quarter
(Dollars in millions)	2002	2001

Cash Flow

Net cash provided by (used in)

Operating activities	$88	$(124)

Investing activities	(53)	(69)

Financing activities	(20)	137

Net change in cash and cash equivalents	$15	$(56)

Cash and cash equivalents at end of period	$81	$45

Cash provided by operating activities for the first quarter 2002 reflected a significant improvement compared to first quarter 2001, reflecting the Company’s focus on management of working capital. Cash used in operating activities for the first quarter 2001 reflects an increase in working capital related to a decrease in trade payables, the payment of certain employee incentive compensation, a build-up of inventories related to a planned shutdown for plant maintenance, and higher receivables related to the increase in sales revenue.

Cash used in investing activities in the first quarter 2002 reflected decreased expenditures for capital additions and acquisitions compared to first quarter 2001. In the first quarter 2002, cash paid for Ariel Research Corporation was approximately $6 million. Cash used in investing activities in the first quarters of 2002 and 2001 also reflects small investments in other targeted business ventures.

Cash provided by (used in) financing activities in the first quarters 2002 and 2001 reflected an increase in commercial paper and other short-term borrowings for general operating purposes, and the payment of dividends in both periods.

The Company expects to continue to pay a quarterly cash dividend. Priorities for use of available excess cash are to reduce outstanding borrowings, fund targeted growth initiatives such as small acquisitions and other ventures, and repurchase shares.

CAPITAL EXPENDITURES

Capital expenditures were $41 million and $55 million for the first quarters of 2002 and 2001, respectively. For 2002, the Company expects that capital spending and other directed investments for small acquisitions and other ventures will be no more than depreciation and amortization. Long-term commitments related to planned capital expenditures are not material.

LIQUIDITY

Eastman has access to an $800 million revolving credit facility (the “Credit Facility”) expiring in July 2005. At March 31, 2002, Eastman also had access to a short-term $130 million credit agreement (the “Credit Agreement”) which the Company subsequently terminated April 3, 2002. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of March 31, 2002 and December 31, 2001. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of March 31, 2002, the Company’s Credit Facility and commercial paper borrowings were $655 million at an effective interest rate of 2.41%. At December 31, 2001, the Company’s outstanding Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%. There were no borrowings under the Credit Agreement at March 31, 2002.

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. On April 3, 2002, Eastman issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Net proceeds from the sale of the notes were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization and other factors described under “Forward-Looking Statements” beginning on page 27.

TREASURY STOCK TRANSACTIONS

The Company is currently authorized to repurchase up to $400 million of its common stock. During 2001, 77,069 shares of common stock at a total cost of approximately $4 million, or an average price of $53 per share, were repurchased. A total of 2,620,255 shares of common stock at a cost of approximately $105 million, or an average price of approximately $40 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the first quarter 2002 and the first quarter 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset.

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

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for assets to be disposed of and broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this Statement, which were adopted by the Company January 1, 2002, have not had a material impact on its financial condition or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company’s 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or financial statements issued on or after May 15, 2002. The Company has not yet assessed the impact of this Statement on its financial statements.

OUTLOOK

For 2002, the Company:

•	Expects seasonal demand improvement in second quarter 2002;

•	Expects that costs for key raw materials will increase in second quarter 2002 compared to first quarter 2002 and expects to continue with its efforts to preserve margins across the Company through a combination of higher selling prices and cost control;

•	Expects combined costs related to selling and general administrative expenses and research and development costs to be approximately 11% of sales;

•	Expects to complete the transitional impairment test for goodwill, as required by SFAS No. 142, by the end of the second quarter 2002;

•	Expects capital spending and other directed investments for small acquisitions and other ventures will be no more than depreciation and amortization;

•	Expects pension and other postemployment benefit expenses to increase over 2001 and expects that no contribution to the Company’s pension plan will be required;

•	Expects to continue to pay a quarterly cash dividend and anticipates that excess available cash, if any, will be used to reduce outstanding borrowings, fund targeted growth initiatives for small acquisitions and other ventures, and repurchase shares;

•	Expects that the continued devaluation of the Argentine peso could result in additional charges against earnings in the second quarter 2002;

•	Expects results for the CASPI segment to be favorably impacted from the cost reduction efforts last year and ongoing acquisition integration;

•	Expects margins for products in the PCI segment in second quarter 2002 to be similar to first quarter 2002 as higher selling prices offset higher raw material costs;

•	Expects Eastman Division segments to continue to recognize costs related to Cendian as it builds capability to add new customers;

•	Expects that in second quarter 2002, margins for polyethylene products could narrow as a result of higher feedstock costs;

•	Expects usual seasonal demand and high industry operating rates for PET polymers in second quarter 2002 and higher PET selling prices compared to first quarter 2002 in response to higher raw material costs;

•	Expects that in the Polymers segment, the worldwide political climate could result in volatility of raw material costs for paraxylene and ethylene glycol in second quarter 2002 and that margins in the second quarter 2002 will be largely dependent on these raw material costs;

•	Expects to continue to work further to lower the cost structure for its PET polymers and polyethylene operations worldwide;

•	Expects acetate tow volumes to be up slightly in second quarter 2002 compared to first quarter 2002.

Based upon the expectations described above, as of April 25, 2002 (the date of its first quarter 2002 sales and earnings press release) the Company anticipated that earnings per share excluding nonrecurring items in the second quarter 2002 will be similar to first quarter 2002 earnings per share excluding nonrecurring items.

The Company further expects:

•	Global demand for PET polymers to grow at an average rate of approximately 10% annually over the next several years;

•	Expects peaks and troughs in the Polymers segment created by supply and demand imbalances to be less pronounced in the future leading to less margin fluctuation; capacity utilization in the Polymers segment to be lower in 2003 than in 2002 based on industry projections worldwide; and capacity utilization to vary by region;

•	To take appropriate actions to improve within three years the Company’s credit rating to BBB+;

•	Significant cash contributions to the Company’s defined benefit pension plans will be required in future years; the amount and timing of such contributions is unknown and is significantly impacted by interest rates, actual returns on plan assets, retirement and attrition rates of employees and other factors.

FORWARD-LOOKING STATEMENTS

The expectations under “Outlook” and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations and strategies for individual products, businesses, segments, and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit rating; cost reduction targets; integration of recently acquired businesses; development, production, commercialization, and acceptance of new products, services, and technologies; and asset and product portfolio changes.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors discussed in this report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those in any such forward-looking statements:

•	The Company has manufacturing and marketing operations throughout the world, with approximately 45% of the Company’s revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company’s revenues, expenses, and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenues, expenses, and results, and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company’s results of operations.

•	The Company has made and may continue to make acquisitions, divestitures, and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.

•	The Company has made strategic technology investments, including formation of joint ventures and investments in other technology businesses, in order to build certain Eastman capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company’s results of operations.

•	During 2002, the Company will continue integrating recent acquisitions into the Company’s processes and SAP R3 to enable cost-saving and synergy opportunities. There can be no assurance that such cost-saving and synergy opportunities will be realized or that the integration efforts will be completed as planned.

•	The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.

•	The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company’s earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material costs, or have a negative impact on demand and volume.

•	The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

•	The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products.

•	The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company’s financial condition and results of operations until such business is replaced.

•	Limitation of the Company’s available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses, and results.

•	The Company’s facilities and businesses are subject to complex health, safety, and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company’s accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The estimates depend on a number of factors including those associated with on-going operations and remedial requirements. On-going operations can be affected by unanticipated government enforcement action, which in turn is influenced by the nature of the allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product deselection. Remedial requirements at contaminated sites are dependent on the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

•	The Company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under “Outlook” and “Forward-Looking Statements,” and other forward-looking statements and related disclosures made by the Company in this filing and elsewhere from time to time, represent management’s best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. You are advised, however, to consult any further public Company disclosures (such as in our filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

The Company and its operations from time to time are parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the sorbates litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations, or cash flows. However, adverse developments could negatively impact earnings in a particular future period.

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

In addition, the Company, along with other companies, has been named a defendant in 26 antitrust lawsuits, in various federal and state courts, brought subsequent to the Company’s plea agreements as putative class actions on behalf of certain direct and indirect purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the plaintiffs paid more for sorbates than they would have paid absent the defendants’ conspiracy. The plaintiffs in most cases seek damages of unspecified amounts, attorneys’ fees and costs and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The Company has reached final or preliminary settlements in 23 of the 26 direct and indirect purchaser class actions, although one of those settlements is currently on appeal to the Tennessee Court of Appeals. Of the three remaining cases, Eastman has filed dispositive motions in two of them. The other remains in the preliminary discovery stage, with no litigation class having been certified to date in that case or in the other remaining putative class action.

Of the 26 antitrust lawsuits, the Company was included as one of several defendants in two separate lawsuits concerning sorbates in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation and Nabisco, Inc.; and the other filed on behalf of Conopco, Inc. All of these plaintiffs were direct purchasers of sorbates from one or more of the defendants and had elected to opt out of the direct purchaser class action settlement and pursue their claims on their own. The Company has reached settlements in these two actions as well. In addition, several indirect purchasers of products containing sorbates have recently opted out of the indirect purchaser class action settlement, finally approved in Kansas and have filed a separate action against the Company and other sorbates producers in Kansas state court. This is one of the two cases discussed above in which Eastman currently has a dispositive motion pending.

The Company recognized charges to earnings in each of the past four years for estimated costs, including legal fees, related to the sorbates litigation described above. While the Company intends to continue vigorously to defend the remaining sorbates actions unless they can be settled on terms acceptable to the parties, the ultimate outcome of the matters still pending is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

ITEM 5. OTHER INFORMATION

Eastman’s Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment manufactures raw materials, additives, and specialty polymers primarily for the paints and coatings, inks and graphic arts, adhesives and other markets which include composite materials. Paints and coatings raw material end use markets consist of architectural, automotive, transportation, industrial, maintenance, marine and furniture coatings. Inks and graphic arts raw material end use markets consists of offset, gravure, and packaging printing and publishing. Adhesives and sealant raw material end use markets include, non-woven, tape, label, hot melt, automotive and packaging. Composite raw materials are used in marine, transportation construction and consumer goods applications. For 2001, CASPI segment sales were approximately 50% to paints and coatings markets, approximately 25% to adhesives markets, and approximately 25% to inks and graphic arts and other markets.

The Company’s Performance Chemicals and Intermediates (“PCI”) segment manufactures diversified products in three major groups: acetyl and intermediates; olefins and derivatives; and custom, fine and performance chemicals. These products are used in a variety of environments and end uses, including agrochemical, automotive, beverages, catalysts, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles and consumer and industrials. In 2001, each of these groups accounted for approximately 25% of PCI sales with the remaining 25% resulting from other products and interdivisional sales.

The Specialty Plastics (“SP”) segment produces highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess performance properties for value-added end uses such as appliances, in store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. For 2001, SP segment sales were approximately 70% copolyester plastics and approximately 25% cellulosic plastics sales and approximately 5% compounded polyethylenes and other products.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 33.

(b)	Reports on Form 8-K

On February 14, 2002, the Company filed a report on Form 8-K announcing that it had cancelled its previously announced plan to spin-off its specialty chemicals and plastics businesses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: May 13, 2002	By:	/s/ James P. Rogers James P. Rogers Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended October 5, 2000 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.01	Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”)

4.02	Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company’s Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)

4.03	Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s current report on Form 8-K dated January 10, 1994 (the “8-K”))

4.04	Form of 6 3/8% Notes due January 15, 2004 (incorporated herein by reference to Exhibit 4(c) to the 8-K)

4.05	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)

4.06	Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s Current Report on Form 8-K dated June 8, 1994 (the “June 8-K”))

4.07	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

4.08	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”))

4.09	Form of 7% Notes due April 15, 2012	35-38

4.10	Officer’s Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

4.11	$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

Exhibit		Sequential
Number	Description	Page Number

4.12	Credit Agreement, dated as of July 13, 2000 (the “Credit Agreement”) among Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.01*	Eastman Unit Performance Plan, as amended February 6, 2002	39-44

10.02*	2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company’s definitive 2002 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

10.03*	2002 Director Long-Term Compensation Plan (incorporated herein by reference to Appendix B to Eastman Chemical Company’s definitive 2002 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	45

99.01	Operating Segment Information, Sales Revenue Change, Volume Effect, Price Effect and Interdivisional Effect	46

99.02	Operating Segment Information, Sales Volume Growth Comparison, Third Party Effect, Interdivisional Effect	47

99.03	Operating Segment Information, Sales Revenue by Segment	48

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10)(iii) of Regulation S-K.