Form 10-Q
period 2002-06-30
EASTMAN CHEMICAL CO
filed 2002-08-13
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________

Commission file number 1-12626

EASTMAN CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1539359 (I.R.S. Employer Identification No.)

100 N. Eastman Road Kingsport, Tennessee (Address of principal executive offices)	37660 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at June 30, 2002
Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	77,303,298

PAGE 1 OF 62 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 41

PART I. FINANCIAL INFORMATION
Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
Notice of Restricted Stock Granted
Amended and Restated Eastman Executive Comp Plan
Statement Re: Computation of Ratios of Earnings
Operating Segment Information
Operating Segment Information
Operating Segment Information
Certification Pursuant to 18 U.S.C. Section 1350

ITEM		PAGE

	PART I. FINANCIAL INFORMATION

1.	Financial Statements	3-20

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-36

	PART II. OTHER INFORMATION

1.	Legal Proceedings	37

4.	Submission of Matters to a Vote of Security Holders	38-39

6.	Exhibits and Reports on Form 8-K	39

	SIGNATURES

	Signatures	40

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
COMPREHENSIVE INCOME (LOSS), AND RETAINED EARNINGS

	Second Quarter		First Six Months

(Dollars in millions, except per share amounts)	2002	2001	2002	2001

Earnings
Sales	$1,395	$1,402	$2,631	$2,746
Cost of sales	1,166	1,149	2,197	2,261

Gross profit	229	253	434	485

Selling and general administrative expenses	110	106	200	204
Research and development costs	38	41	76	79
Asset impairments and restructuring charges	—	294	—	294
Other nonrecurring charges	—	12	—	12

Operating earnings (loss)	81	(200)	158	(104)
Interest expense, net	31	37	61	72
Other (income) charges, net	(10)	6	4	12

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	60	(243)	93	(188)
Provision (benefit) for income taxes	16	(96)	25	(78)

Earnings (loss) before cumulative effect of change in accounting principle	44	(147)	68	(110)
Cumulative effect of change in accounting principle, net	—	—	(18)	—

Net earnings (loss)	$44	$(147)	$50	$(110)

Earnings (loss) per share
Basic
Before cumulative effect of change in accounting principle	$0.58	$(1.92)	$0.88	$(1.44)
Cumulative effect of change in accounting principle, net	—	—	(0.23)	—

Net earnings (loss) per share	$0.58	$(1.92)	$0.65	$(1.44)

Diluted
Before cumulative effect of change in accounting principle	$0.58	$(1.92)	$0.88	$(1.44)
Cumulative effect of change in accounting principle, net	—	—	(0.23)	—

Net earnings (loss) per share	$0.58	$(1.92)	$0.65	$(1.44)

Comprehensive income (loss)
Net earnings (loss)	$44	$(147)	$50	$(110)
Other comprehensive income (loss)	83	(31)	85	(38)

Comprehensive income (loss)	$127	$(178)	$135	$(148)

Retained earnings
Retained earnings at beginning of period	$1,928	$2,269	$1,956	$2,266
Net earnings (loss)	44	(147)	50	(110)
Cash dividends declared	(34)	(34)	(68)	(68)

Retained earnings at end of period	$1,938	$2,088	$1,938	$2,088

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions)	2002	2001

Assets
Current assets
Cash and cash equivalents	$74	$66
Trade receivables, net of allowance of $43 and $35	671	570
Miscellaneous receivables	82	92
Inventories	685	659
Other current assets	102	77

Total current assets	1,614	1,464

Properties
Properties and equipment at cost	9,474	9,302
Less: Accumulated depreciation	5,873	5,675

Net properties	3,601	3,627

Goodwill	351	339
Other intangibles, net of accumulated amortization of $43 and $38	236	275
Other noncurrent assets	383	387

Total assets	$6,185	$6,092

Liabilities and stockholders’ equity

Current liabilities
Payables and other current liabilities	$1,042	$906
Borrowings due within one year	4	54

Total current liabilities	1,046	960
Long-term borrowings	2,060	2,143
Deferred income tax credits	476	452
Postemployment obligations	1,020	1,043
Other long-term liabilities	127	112

Total liabilities	4,729	4,710

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par - 350,000,000 shares authorized; shares issued - 85,092,119 and 85,053,349)	1	1
Paid-in capital	119	118
Retained earnings	1,938	1,956
Accumulated other comprehensive loss	(166)	(251)

	1,892	1,824
Less: Treasury stock at cost (7,933,646 and 8,073,859 shares)	436	442

Total stockholders’ equity	1,456	1,382

Total liabilities and stockholders’ equity	$6,185	$6,092

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months

(Dollars in millions)	2002	2001

Cash flows from operating activities
Net earnings (loss)	$50	$(110)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of effect of acquisitions
Depreciation and amortization	199	214
Cumulative effect of change in accounting principle, net	18	—
Write-off of impaired assets	—	287
Write-off of acquired in-process research and development	—	8
Provision (benefit) for deferred income taxes	23	(81)
Increase in receivables	(66)	(22)
Increase in inventories	(19)	(86)
Increase (decrease) in liabilities for employee benefits and incentive pay	19	(47)
Increase (decrease) in liabilities excluding borrowings and liabilities for employee benefits and incentive pay	105	(73)
Other items, net	6	(26)

Total adjustments	285	174

Net cash provided by operating activities	335	64

Cash flows from investing activities
Additions to properties and equipment	(96)	(117)
Acquisitions, net of cash acquired	(6)	(250)
Additions to capitalized software	(9)	(15)
Other investments	(7)	(7)
Proceeds from sales of fixed assets	6	4

Net cash used in investing activities	(112)	(385)

Cash flows from financing activities
Net increase (decrease) in commercial paper and short-term borrowings	(537)	348
Proceeds from long-term borrowings	394	—
Repayment of borrowings	(4)	(4)
Dividends paid to stockholders	(68)	(68)
Treasury stock purchases	—	(4)
Stock options and other items	—	18

Net cash provided by (used in) financing activities	(215)	290

Net change in cash and cash equivalents	8	(31)

Cash and cash equivalents at beginning of period	66	101

Cash and cash equivalents at end of period	$74	$70

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Eastman Chemical Company (the “Company” or “Eastman”) in accordance and consistent with the accounting policies stated in the Company’s 2001 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the first quarter 2002 and should be read in conjunction with the consolidated financial statements appearing in the Form 10-K/A. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

The Company has reclassified certain 2001 amounts to conform to the 2002 presentation.

2.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2002	2001

At FIFO or average cost (approximates current cost)
Finished goods	$551	$569
Work in process	165	168
Raw materials and supplies	243	210

Total inventories	959	947
Reduction to LIFO value	(274)	(288)

Total inventories at LIFO value	$685	$659

Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2002	2001

Trade creditors	$512	$438
Accrued payrolls, vacation, and variable-incentive compensation	151	160
Accrued taxes	110	72
Interest payable	46	45
Dividends payable	34	34
Current portion of pension liabilities	45	—
Other	144	157

Total	$1,042	$906

The current portion of pension liabilities is an estimate of the Company’s funding requirement for the second quarter 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2002	2001

Short-term borrowings
Notes payable	$4	$54

Total short-term borrowings	4	54

Long-term borrowings
6 3/8% notes due 2004	509	500
7% notes due 2012	397	—
7 1/4% debentures due 2024	496	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility and commercial paper borrowings	149	637
Other	12	13

Total long-term borrowings	2,060	2,143

Total borrowings	$2,064	$2,197

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. The facility, which was previously $800 million, was reduced to $600 million in the second quarter 2002 following the issuance of $400 million in fixed rate debt described below. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of June 30, 2002 and December 31, 2001. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of June 30, 2002, the Company’s commercial paper borrowings were $149 million at an effective interest rate of 2.03%. At December 31, 2001, the Company’s outstanding Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%.

On April 3, 2002, the Company issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Proceeds from the sale of the notes were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings.

Through interest rate swaps entered into during the first quarter of 2002, the effective interest rates of the notes due in 2004 were converted to variable rates that averaged 3.96% at June 30, 2002. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $9 million in other noncurrent assets and long-term borrowings at June 30, 2002.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	EARNINGS (LOSS) AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months

(Shares in millions)	2002	2001	2002	2001

Shares used for earnings (loss) per share calculation:
Basic	77.1	76.8	77.0	76.7
Diluted	77.3	76.8	77.2	76.7

Certain shares underlying options outstanding during the second quarter and first six months 2002 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during those periods. Excluded from the second quarter and first six months 2002 calculations were shares underlying options to purchase 5,425,324 shares of common stock at a range of prices from $46.31 to $73.94 and 7,070,065 shares of common stock at a range of prices from $45.44 to $73.94, respectively. As a result of the net loss reported for the second quarter and first six months 2001, common shares underlying options were excluded from the calculation of diluted earnings (loss) per share. Excluded from the second quarter and first six months 2001 calculations were shares underlying options to purchase 5,581,894 shares of common stock at a range of prices from $33.01 to $73.94.

Additionally, 200,000 shares underlying an option issued to the former Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations because the stock price conditions to exercise had not been met as to any of the shares as of June 30, 2002 and 2001.

The Company declared cash dividends of $0.44 per share in the second quarter of 2002 and 2001 and $0.88 per share in the first six months 2002 and 2001.

6.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

Write-off of prepaid asset

During the second quarter 2001, Eastman terminated an agreement with a supplier that guaranteed the Company’s right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In prior years, the Company paid a total of $239 million to the supplier and deferred those costs to be amortized over the 15-year period during which the product was to be received. The Company began amortizing those costs in 1993 and had recorded accumulated amortization of $131 million at March 31, 2001. As a result of the termination of this agreement, a charge of $108 million, representing the remaining net book value, was charged to the Polymers segment’s earnings during the second quarter 2001 as no continuing economic benefits will be received pertaining to this contract.

Write-off of impaired polyethylene assets

During the second quarter 2001, management identified and announced certain assets that were intended to be spun-off at year-end 2001 related to the Company’s efforts to spin-off the specialty chemicals and plastics businesses. An indirect result of these decisions would have been that the continuing operations would have been required to purchase certain raw materials and utilities that were historically produced internally for use in the manufacture of polyethylene. Considering the purchase price of these raw materials and utilities, the carrying value of certain assets used to consume ethylene at the Longview, Texas facility in the manufacture of polyethylene exceeded the expected future cash flows attributable to such assets.

Subsequent to the second quarter 2001, the spin-off was canceled. However, management determined that the continued operation of these assets was not economically attractive and is anticipating reversing the flow of pipelines at the Longview facility to provide an alternate outlet for ethylene, and creating an option to shutdown the impaired assets. Based upon the resulting cash flows from the probable future use of these assets, an impairment loss of $103 million was charged to the Polymers segment’s earnings during the second quarter 2001. The impairment represents the excess of the carrying value over the discounted estimated future cash flows related to the products produced by the impacted assets.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring and asset impairments of the fine chemicals business

During the second quarter 2001, the Company recorded a charge of approximately $63 million related to certain fine chemicals product lines that did not fit the Company’s long-term strategic objectives and for assets determined to be impaired. The ongoing restructuring initiatives and related asset impairments involved the Company’s Performance Chemicals and Intermediates (“PCI”) segment and included assets at the Company’s Tennessee and Arkansas sites within the United States, a plant in Wales, and a plant in Hong Kong. The impairments at the foreign sites included the write-down of fixed assets and other long-term deposits.

The restructuring and asset impairments at the domestic sites primarily pertained to write-downs of fixed assets net of the effect of a reversal of a customer deposit, related to a custom synthesis product contract. In 2001, the Company received notification that the contract would be terminated June 30, 2002. The Company planned to use the related assets to meet contractual requirements, and then to idle such assets. These assets were written down to fair value in the second quarter 2001 using discounted estimated net cash flows from contracts that were currently in effect. Subsequently, the customer initiated discussions with the Company which resulted in an agreement being reached in June 2002 to extend the custom synthesis product contract one year based on renegotiated terms.

Restructuring of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment

During the second quarter 2001, the Company recorded a restructuring charge, including related asset write-downs, of approximately $16 million related to plans to close plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter Technologies, Inc. The restructuring charge includes a write-down of the fixed assets at the facilities, severance accruals for approximately 50 employees impacted by the plant shutdowns, and other costs associated with closing the facilities. There was an additional $4 million charge related to severance costs for other employees impacted by the restructuring of the coatings operations. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets. The facilities were closed in 2001.

The following table summarizes the charges described above, the noncash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid.

	Balance at	Provision/	Noncash	Cash	Balance at
(Dollars in millions)	January 1, 2001	Adjustments	Reductions	Reductions	December 31, 2001

Noncash charges	$—	$373	$(373)	$—	$—
Severance costs	—	16	—	(6)	10
Site closure costs	10	10	—	(7)	13

Total	$10	$399	$(373)	$(13)	$23

	Balance at	Provision/	Noncash	Cash	Balance at
	January 1, 2002	Adjustments	Reductions	Reductions	June 30, 2002

Noncash charges	$—	$—	$—	$—	$—
Severance costs	10	—	—	(7)	3
Site closure costs	13	—	—	(5)	8

Total	$23	$—	$—	$(12)	$11

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	OTHER NONRECURRING CHARGES

Other nonrecurring charges totaling $12 million were recognized in the second quarter and first six months 2001. These charges consisted of an $8 million write-off of acquired in-process research and development costs, which was subsequently revised to $5 million with a $3 million credit to earnings in third quarter 2001, related to the acquisition of certain businesses from Hercules Incorporated (“Hercules Businesses”) and approximately $4 million in charges associated with efforts to spin-off the specialty chemicals and plastics businesses.

8.	ACQUISITIONS

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

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of Ariel for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the PCI segment. Tangible assets acquired were recorded at their fair values. Definite-lived intangible assets of approximately $7 million are being amortized on a straight-line basis over 3 to 10 years. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for the six months ending June 30, 2001 would not be materially different from reported results.

Certain Businesses of Hercules Incorporated

On May 1, 2001, the Company completed the asset acquisition of the Hercules Businesses for approximately $252 million. The facilities acquired are located in the United States, the Netherlands and Mexico. Additionally, certain assets acquired are operated under contracts with Hercules at a shared facility in the United States.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of the Hercules Businesses for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the CASPI segment. Tangible assets acquired were recorded at their fair values. Goodwill and other intangible assets of approximately $33 million, which represents the excess of cost over the fair value of net tangible assets acquired, were being amortized on a straight-line basis over 17 to 40 years. Effective January 1, 2002, in connection with the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” definite-lived intangible assets of approximately $2 million are being amortized on a straight-line basis over 17 years. Acquired in-process research and development of approximately $8 million was written off during the second quarter 2001, and subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for the first six months 2001 would not be materially different from reported results.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Instruments with a fair market value of $33 million, previously not required to be recorded and primarily pertaining to the Company’s raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statement of Financial Position on January 1, 2001. Previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit of $58 million to accumulated other comprehensive income (loss), a component of shareholders’ equity and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

At June 30, 2002 the remaining mark-to-market losses from currency, commodity and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $3 million. If realized, substantially all of this balance will be reclassified into earnings during the next twelve months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings during the second quarter or first six months of 2002.

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

Currency rate hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options and forwards to hedge probable anticipated, but not yet committed, export sales transactions expected within no more than five years and denominated in foreign currencies (principally the British pound, Canadian dollar, euro and the Japanese yen). These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commodity hedging

Raw materials and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors. To mitigate short-term fluctuations in market prices for propane and natural gas, the Company enters into forwards and options contracts. These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

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

From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company’s exposure to movements in interest rates on anticipated debt offerings. These instruments are designated as cash flow hedges and are typically 100% effective. As a result, there is no current impact on earnings due to hedge ineffectiveness. The mark-to-market gains or losses on these hedges are included in accumulated other comprehensive income (loss) to the extent effective, and are reclassified into interest expense over the period of the related debt instruments.

10.	OTHER (INCOME) CHARGES, NET

	Second Quarter		First Six Months

(Dollars in millions)	2002	2001	2002	2001

Other income	$(20)	$(2)	$(13)	$(8)
Other charges	10	8	17	20

	$(10)	$6	$4	$12

Other income for the second quarter and first six months 2002 primarily reflected a net gain due to remeasurement of foreign currency-denominated amounts, mainly attributed to the strengthening of the euro. This net gain includes the effect of the Company’s hedging program. Results for the first six months 2002 also reflected a loss due to remeasurement of foreign currency-denominated amounts, primarily related to the decrease in value of the Argentine peso-denominated, long-term tax receivables caused by the devaluation of the peso during the first six months 2002. Other income for the second quarter and first six months 2001 primarily reflected a gain on equity investments.

Other charges for the second quarter and the first six months 2002 primarily reflected a write-down to fair value of certain technology business venture investments. Other charges for the first six months 2002 also included the Company’s portion of a loss from operations of Genencor International, Inc. (“Genencor”), in which the Company owns a 42% equity interest, which included a nonrecurring charge of $5 million related to the previously-announced restructuring of Genencor. Other charges for the second quarter and first six months 2001 primarily reflected net losses from foreign exchange transactions and fees on securitized receivables.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment; require reporting units to be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002. This charge is reported in the Consolidated Statement of Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill exists as of January 1, 2002. The Company will begin its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002, and plans to continue its annual testing in the third quarter of each year.

Shown below are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization.

	As of June 30, 2002		As of December 31, 2001

	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(Dollars in millions)	Amount	Amount	Amount	Amount

Amortizable intangible assets
Developed technology	$124	$100	$124	$105
Customer lists	62	51	56	47
Other	17	16	30	25

Total	$203	167	$210	177

Indefinite-lived intangible assets
Trademarks		69		98

Other intangible assets		$236		$275

As a result of the nonamortization provisions of SFAS No. 142, the Company will no longer record approximately $20 million of annual amortization relating to goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill follow:

			Total
	CASPI	Other	Eastman
(Dollars in millions)	Segment	Segments	Chemical

Reported balance at December 31, 2001	$333	$6	$339
Intangible assets reclassified into goodwill at January 1, 2002, net of deferred tax liability	7	—	7
Acquisitions	—	3	3
Reclassifications and purchase accounting allocations	2	—	2

Reported goodwill balance at June 30, 2002	$342	$9	$351

Approximately $9 million of goodwill and other intangibles acquired in the purchase of Ariel were classified as goodwill during first quarter 2002, pending completion of an appraisal. Based upon the results of the analysis completed during the second quarter 2002, the total value of goodwill and other intangibles was determined to be $10 million; $7 million was reclassified as other intangibles and $3 million as goodwill.

The following table presents prior year earnings and earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in the prior year.

	Second Quarter		First Six Months

	2002	2001	2002	2001

Reported net earnings (loss)	$44	$(147)	$50	$(110)
Add back goodwill amortization		4		8
Add back assembled workforce and trademark amortization		1		2

Adjusted net earnings (loss)	$44	$(142)	$50	$(100)

Basic earnings (loss) per share before cumulative effect of change in accounting principle:
Reported basic earnings (loss) per share	$0.58	$(1.92)	$0.88	$(1.44)
Add back goodwill amortization		0.05		0.10
Add back assembled workforce and trademark amortization		0.01		0.02

Adjusted basic earnings (loss) per share	$0.58	$(1.86)	$0.88	$(1.32)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:
Reported diluted earnings (loss) per share	$0.58	$(1.92)	$0.88	$(1.44)
Add back goodwill amortization		0.05		0.10
Add back assembled workforce and trademark amortization		0.01		0.02

Adjusted diluted earnings (loss) per share	$0.58	$(1.86)	$0.88	$(1.32)

Amortization expense for definite-lived intangible assets was approximately $4 million and $7 million, respectively, for the second quarter and first six months 2002. If the nonamortization provisions of SFAS No. 142 had been applied in the prior year, amortization expense would have been $4 million for the second quarter 2001 and $7 million for the first six months 2001. Estimated amortization expense for 2002 and the five succeeding years is approximately $15 million per year.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	SEGMENT INFORMATION

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the CASPI segment, the PCI segment, and the Specialty Plastics (“SP”) segment. Voridian Division contains the Polymers segment and the Fibers segment. The divisional structure has allowed the Company to align costs more directly with the activities and businesses that generate them. The divisional and segment results for the first two quarters of 2002, but not for prior periods, reflect this new cost structure.

With the implementation of the divisional structure, goods and services are transferred between the two divisions at predetermined prices. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Eastman Chemical Company consolidated financial statements. Prior to 2002, segment sales revenue was recognized only for actual sales to third parties and the intersegment transfer of goods and services, recorded at cost, had no impact on segment earnings.

All Eastman Chemical Company assets were allocated to the divisions as of January 1, 2002. Corporate, general purpose, and other nonoperating assets were allocated to segments within each division based on process or product responsibility. Certain infrastructure assets at each site, primarily utilities that were previously allocated to all five segments, were allocated to the primary division at that site. The primary division invoices the other division for services provided by such infrastructure assets.

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

The CASPI segment manufactures raw materials, additives and specialty polymers primarily for the paints and coatings, inks and graphic arts, adhesives and other markets which include composite materials. The CASPI segment’s products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as a key component and in paints and inks to form a protective coating or film and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol® coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used to protect fibers during processing in textile manufacturing, and the technology is being extended for use in water-based paints, coatings and inks. Paints and coatings raw material end use markets consist of architectural, automotive, transportation, industrial, maintenance, marine and furniture coatings. Inks and graphic arts raw material end use markets consists of offset, gravure, and packaging printing and publishing. Adhesives and sealant raw material end use markets include non-woven, tape, label, hot melt, automotive and packaging applications. Composite resins are used in marine, transportation, construction and consumer goods applications. CASPI segment sales are approximately 50% to paints and coatings markets, approximately 25% to adhesives markets, and approximately 25% to inks and graphic arts and other markets.

The PCI segment manufactures diversified products in three major groups: acetyl and intermediates; olefins and derivatives; and custom, fine and performance chemicals. Each of these groups accounts for approximately 25% of PCI sales with the remaining 25% resulting from other products and interdivisional sales. These products are used in a variety of environments and end uses, including agrochemical, automotive, beverages, catalysts, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles and consumer and industrials. Custom synthesis and photographic chemicals were historically managed as part of Eastman’s fine chemicals product line.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SP segment produces highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess performance properties for value-added end uses such as appliances, in store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. SP segment sales are approximately 70% copolyester plastics, approximately 25% cellulosic plastics and approximately 5% compounded polyethylenes and other products.

The Polymers segment manufactures a broad line of PET polymers and polyethylene products for the beverage bottle and consumer and industrial products markets. PET polymers serve as source products for containers for, among other things, carbonated soft drinks, water, beer and personal care items and food containers that are suitable for both conventional and microwave oven use. The Polymers segment also manufactures low density polyethylene and linear low density polyethylene, which are used primarily for packaging and film applications and in extrusion coated containers such as milk and juice cartons.

The Fibers segment manufactures Estron® acetate tow and Estrobond® triacetin plasticizers for the cigarette filter market; acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers.

	Second Quarter		First Six Months

(Dollars in millions)	2002	2001	2002	2001

Sales
Eastman Division Segments:
Coatings, Adhesives, Specialty Polymers, and Inks	$426	$394	$803	$722
Performance Chemicals and Intermediates	385	296	734	595
Specialty Plastics	150	141	285	277

Total	961	831	1,822	1,594

Voridian Division Segments:
Polymers	411	399	764	840
Fibers	189	172	359	312

Total	600	571	1,123	1,152

Eliminations	(166)	—	(314)	—

Total Eastman Chemical Company	$1,395	$1,402	$2,631	$2,746

For the second quarter 2002, Eastman Division interdivisional sales eliminated in consolidation include the following: CASPI $14 million, PCI $107 million, and SP $17 million. For the second quarter 2002, Voridian Division interdivisional sales eliminated in consolidation include: Polymers $11 million and Fibers $17 million. For the first six months 2002, Eastman Division interdivisional sales eliminated in consolidation include the following: CASPI $26 million, PCI $195 million, and SP $32 million. For the first six months 2002, Voridian Division interdivisional sales eliminated in consolidation include: Polymers $23 million and Fibers $38 million.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter		First Six Months

(Dollars in millions)	2002	2001	2002	2001

Operating Earnings (Loss)
Eastman Division Segments:
Coatings, Adhesives, Specialty Polymers, and Inks	$14	$(9)	$36	$—
Performance Chemicals and Intermediates	(6)	(63)	(13)	(55)
Specialty Plastics	5	15	13	40

Total	13	(57)	36	(15)

Voridian Division Segments:
Polymers	32	(187)	52	(163)
Fibers	41	44	73	74

Total	73	(143)	125	(89)

Eliminations	(5)	—	(3)	—

Total Eastman Chemical Company	$81	$(200)	$158	$(104)

Operating earnings presented above include the effect of nonrecurring items described in Notes 6 and 7.

	June 30,	December 31,
(Dollars in millions)	2002	2001

Assets
Eastman Division Segments:
Coatings, Adhesives, Specialty Polymers, and Inks	$1,997	$1,922
Performance Chemicals and Intermediates	1,623	1,256
Specialty Plastics	748	928

Total	4,368	4,106

Voridian Division Segments:
Polymers	1,269	1,388
Fibers	548	598

Total	1,817	1,986

Total Eastman Chemical Company	$6,185	$6,092

13.	LEGAL MATTERS

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company, along with other companies, has been named a defendant in 26 antitrust lawsuits, in various federal and state courts, brought subsequent to the Company’s plea agreements as putative class actions on behalf of certain direct and indirect purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the plaintiffs paid more for sorbates than they would have paid absent the defendants’ conspiracy. The plaintiffs in most cases seek damages of unspecified amounts, attorneys’ fees and costs and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The Company has reached final or preliminary settlements in 24 of the 26 direct and indirect purchaser class actions, although one of those settlements is currently on appeal to the Tennessee Court of Appeals. No class has been certified in either of the other cases still pending, and the Company has filed dispositive motions in both of these cases.

Of the 26 antitrust lawsuits, the Company was included as one of several defendants in two separate lawsuits concerning sorbates in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation and Nabisco, Inc.; and the other filed on behalf of Conopco, Inc. All of these plaintiffs were direct purchasers of sorbates from one or more of the defendants and had elected to opt out of the direct purchaser class action settlement and pursue their claims on their own. The Company has reached settlements in these two actions as well. In addition, several indirect purchasers of products containing sorbates have recently opted out of the indirect purchaser class action settlement, finally approved in Kansas and have filed a separate action against the Company and other sorbates producers in Kansas state court. This is one of the two cases described above in which Eastman currently has a dispositive motion pending.

The Company recognized charges to earnings in each of the past four years for estimated costs, including legal fees, related to the sorbates litigation described above. While the Company intends to continue vigorously to defend the remaining sorbates actions unless they can be settled on terms acceptable to the parties, the ultimate outcome of the matters still pending and of additional claims that could be made by other possible parties is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

14.	COMMITMENTS

Lease commitments

During the second quarter 2002, the Company renegotiated a significant operating lease of machinery and equipment extending the terms through June 2007. The new agreement includes provisions that may require the Company to maintain $163 million in restricted cash to serve as collateral for the lease beginning in March 2003 if the lease is not refinanced. The collateral requirements will be included in other assets when and if funded. The Company believes the likelihood of the restricted cash provision becoming operative is remote.

Taking into consideration the terms of the new lease, the Company has various lease commitments totaling $307 million over a period of several years. Of the total lease commitments, approximately 47% relates to machinery and equipment; approximately 35% relates to real property, including office space, storage facilities, and land; and approximately 18% relates to railcars. Future lease payments, reduced by sublease income, follow:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)

Year ending December 31,
2002	$60
2003	41
2004	33
2005	26
2006	25
2007 and beyond	122

Total minimum payments required	$307

Other commitments

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at June 30, 2002 and December 31, 2001. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million in the second quarter 2002 and $2 million in the second quarter 2001. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $254 million and $243 million in the second quarters 2002 and 2001, respectively, and approximately $242 million and $230 million in the first six months 2001 and 2000, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $155 million and $124 million at June 30, 2002 and December 31, 2001, respectively.

15.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company’s 2003 fiscal year, or in the case of specific provisions,

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement have not had a material impact on the Company’s financial condition or results of operations.

In July 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet assessed the impact of this Statement on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Consolidated Financial Statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2001 Annual Report and Form 10-K/A, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The Company’s results of operations as presented beginning on page 3 of this Form 10-Q are described below.

Second quarter 2002 sales revenue of $1.4 billion was relatively flat when compared to the second quarter 2001 sales revenue. Higher sales volumes were offset by lower selling prices and an unfavorable shift in product mix. First six months 2002 sales revenue was $2.6 billion compared to the first six months 2001 sales revenue of $2.7 billion. The decline in sales revenue was mainly due to lower selling prices, which were mostly offset by higher sales volumes.

Operating earnings for the second quarter 2002 were $81 million compared to an operating loss of $200 million in the second quarter 2001. Operating earnings for the first six months 2002 were $158 million compared to an operating loss of $104 million in the first six months 2001. Operating earnings for the second quarter and first six months 2001 were negatively impacted by nonrecurring items totaling approximately $306 million, described more fully below and in Notes 6 and 7 to the consolidated financial statements. Operating results for the second quarter and first six months 2001 were also impacted by amortization of goodwill and indefinite-lived intangibles totaling approximately $5 million and $10 million, respectively.

Operating earnings excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles were $81 million for the second quarter 2002 compared to $111 million for the second quarter 2001. Compared to the second quarter 2001, selling prices for the second quarter 2002 decreased more than raw material costs, resulting in margin compression. The decline in selling prices had a negative impact on the second quarter 2002 operating earnings of approximately $144 million, approximately half of which was offset by a decrease in raw material costs. Lower unit costs resulting from increased capacity utilization had a positive impact on the second quarter 2002 operating earnings.

Operating earnings excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles were $158 million for the first six months 2002 compared to $212 million for the first six months 2001. Compared to the first six months 2001, selling prices for the first six months 2002 decreased more than raw material costs, resulting in margin compression. The decline in selling prices had a negative impact on operating earnings for the first six months 2002 of approximately $243 million, mostly offset by a decrease in raw material costs. Lower unit costs resulting from increased capacity utilization had a positive impact on the first six months 2002 operating earnings.

Net earnings for the first six months 2002 reflected a net gain due to remeasurement of foreign currency-denominated amounts, primarily attributed to the strengthening of the euro during the second quarter 2002. This net gain includes the effect of the Company’s hedging program. Results for the first six months 2002 also reflected a loss due to remeasurement of foreign currency-denominated amounts, primarily related to the decrease in value of the Argentine peso-denominated, long-term tax receivables caused by the devaluation of the peso during the first six months 2002. A charge was recognized in the second quarter 2002 for the write-down to fair value of certain technology business venture investments. Net earnings for the first six months 2002 were negatively impacted by a nonrecurring charge related to the impact to the Company of the previously-announced restructuring of Genencor International, Inc. (“Genencor”), in which the Company owns a 42% equity interest.

Diluted earnings per share for the second quarter 2002 were $0.58 compared with a loss of $1.92 per share in the second quarter 2001. Excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles, diluted earnings per share for the second quarter 2001 were $0.61. For the first six months 2002, the Company reported earnings per share of $0.65 compared with a loss of $1.44 per share for the first six months 2001. Excluding a loss associated with a change in accounting principle and a nonrecurring charge related to the impact to the Company of the previously-announced restructuring of Genencor, diluted earnings per share were $0.93 in the first six months 2002. Excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles, earnings per share in the first six months 2001 were $1.15.

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$1,395	$1,402	—%	$2,631	$2,746	(4)%

Second quarter 2002 sales revenue was essentially flat compared to the second quarter 2001. Increased sales volume had a positive impact on sales revenue of 11%, mostly offset by lower selling prices, which had a negative impact on sales revenue of 10%. An unfavorable shift in product mix had a negative impact on sales revenue of 2%, partially offset by the positive effect of foreign currency exchange rates.

The decline in sales revenue for the first six months 2002 compared to the first six months 2001 was primarily attributed to a decline in selling prices, which had a negative impact on sales revenue of 9%. The decline in selling prices was mainly attributable to PET polymers. Increased sales volumes, primarily attributed to the May 2001 acquisition of certain businesses from Hercules Incorporated (“Hercules Businesses”), had a positive impact on revenues of 8%. An unfavorable shift in product mix and foreign currency exchange rates had a negative impact on revenues of 2% and 1%, respectively.

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Gross profit	$229	$253	(9)%	$434	$485	(11)%
As a percentage of sales	16.4%	18.0%		16.5%	17.7%

Decreased selling prices had a negative impact on gross profit for the second quarter and first six months 2002, partially offset by a decrease in raw material costs and lower unit costs resulting from increased capacity utilization.

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Selling and general administrative expenses	$110	$106	4%	$200	$204	(2)%
As a percentage of sales	7.9%	7.6%		7.6%	7.4%

The increase in the second quarter 2002 selling and general administrative expenses compared to the second quarter 2001 is primarily attributable to an increase in bad debt expense related to credit exposures for one of the Company’s customers in Europe. Even with the addition of selling and general administrative expenses associated with the Hercules Businesses, the first six months 2002 selling and general administrative expenses declined compared to the first six months 2001, primarily due to cost control efforts and a one-time reversal of accrued compensation expense of approximately $4 million related to the Company’s decision to forego certain management bonuses in 2002.

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Research and development costs	$38	$41	(7)%	$76	$79	(4)%
As a percentage of sales	2.7%	2.9%		2.9%	2.9%

Research and development costs for the second quarter and first six months 2002 decreased compared to the second quarter and first six months 2001 but were essentially unchanged as a percentage of sales.

Asset impairments and restructuring charges

In the second quarter and first six months 2001, nonrecurring charges totaling $294 million related to asset impairments and restructuring costs were recognized.

(Dollars in millions)

Termination of raw material supply agreement	$108
Under-performing polyethylene assets	103
Restructuring of fine chemicals product lines	63
Consolidation and restructuring of CASPI operations	20

$294

In the second quarter and first six months 2001, approximately $211 million of asset impairment and restructuring charges were incurred in the Polymers segment. A charge of $108 million was recognized for the write-off of a prepaid asset related to the termination of a raw material supply agreement and a charge of $103 million was recognized for the write-down of underperforming polyethylene assets.

During 2001, the Company reported that a large customer of the Performance Chemicals and Intermediates (“PCI”) segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, the related assets were impaired based on expected cash flows resulting from notification of termination of this contract. Nonrecurring charges related to the impacted assets were recorded during the second quarter 2001 as part of the restructuring of the fine chemicals business, as described in Note 6 to the consolidated financial statements. Subsequently, the customer initiated discussions with the Company which resulted in an agreement being reached in June 2002 to extend the custom synthesis product contract one year based on renegotiated terms. Sales revenue related to the contract extension is expected to be approximately 2% of Eastman's 2001 sales revenue.

In the second quarter and first six months 2001, nonrecurring charges of $20 million were incurred in the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment related to the closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter Technologies, Inc.

Other nonrecurring charges

In the second quarter and first six months 2001, other nonrecurring charges totaling $12 million were recognized.

(Dollars in millions)

Write-off of Hercules Businesses in-process research and development costs	$8
Costs associated with efforts to spin-off specialty chemicals and plastics businesses	4

$12

These charges consisted of an $8 million write-off of acquired in-process research and development costs, which was subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001, related to the acquisition of the Hercules Businesses and approximately $4 million in charges associated with efforts to spin-off the specialty chemicals and plastics businesses.

Interest expense, net

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Gross interest costs	$33	$41		$66	$78
Less capitalized interest	1	2		2	3

Interest expense	32	39	(18)%	64	75	(15)%
Interest income	1	2		3	3

Net interest expense	$31	$37	(16)%	$61	$72	(15)%

Lower interest expense for the second quarter and first six months 2002 compared to the second quarter and first six months 2001 primarily reflected a reduction in borrowings and a decrease in market interest rates, offset by a higher interest rate on the Company’s recent 10-year bond issue versus the interest rate on commercial paper that was outstanding during the prior period.

Other (income) charges, net

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Other income	$(20)	$(2)		$(13)	$(8)
Other charges	10	8		17	20

	$(10)	$6	267%	$4	$12	(67)%

Other income for the second quarter and first six months 2002 primarily reflected a net gain due to remeasurement of foreign currency-denominated amounts, mainly attributed to the strengthening of the euro. This net gain includes the effect of the Company’s hedging program. Results for the first six months 2002 also reflected a loss due to remeasurement of foreign currency-denominated amounts, primarily related to the decrease in value of the Argentine peso-denominated, long-term tax receivables caused by the devaluation of the peso during the first six months 2002. Other income for the second quarter and first six months 2001 primarily reflected a gain on equity investments.

Other charges for the second quarter and first six months 2002 primarily reflected a write-down to fair value of certain technology business venture investments. Other charges for the first six months 2002 also included the Company’s portion of a loss from operations of Genencor, in which the Company owns a 42% equity interest, which included a nonrecurring charge of $5 million related to the previously-announced restructuring of Genencor. Other charges for the second quarter and first six months 2001 primarily reflected net losses from foreign exchange transactions and fees on securitized receivables.

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Provision (benefit) for income taxes	$16	$(96)	N/A	$25	$(78)	N/A
Effective tax rate	26%	(39%)		27%	(41%)

The effective tax rate for the second quarter and first six months 2002 reflects the elimination of non-deductible goodwill amortization resulting from the implementation of SFAS No. 142, and additionally reflects international tax structuring related to the implementation of the Company’s divisional structure. This lower effective tax rate was partially offset by higher state income taxes. The effective tax rates for the second quarter and first six months 2001 include the effect of nonrecurring items. Excluding the effect of nonrecurring items, the effective tax rate for the second quarter and first six months 2001 would have been 33%.

	First Six Months

(Dollars in millions)	2002	2001

Cumulative effect of change in accounting principle, net	$18	$—

As required by Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company completed the impairment test for intangible assets with indefinite useful lives other than goodwill in the first quarter of 2002 and the impairment test for goodwill in the second quarter of 2002. Under the provisions of this Statement, goodwill and intangible assets with indefinite useful lives are not amortized, but instead are reviewed for impairment at least annually and written down only in periods in which it is determined that the fair value is less than the recorded value. In connection with the Company’s review of intangible assets with indefinite useful lives other than goodwill, it was determined that the fair value of certain trademarks related to the CASPI segment was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002. This charge is reported in the Consolidated Statement of Earnings as the cumulative effect of a change in accounting principle. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill exists as of January 1, 2002. The Company will begin its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002, and plans to continue its annual testing in the third quarter of each year.

For additional information regarding the change in accounting principle, see Note 11 to the consolidated financial statements.

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the CASPI segment, the PCI segment, and the Specialty Plastics (“SP”) segment. Voridian Division contains the Polymers segment and the Fibers segment. The divisional structure has allowed the Company to align costs more directly with the activities and businesses that generate them. The divisional and segment financial results for the first two quarters of 2002, but not for prior periods, reflect this new cost structure. This change impacts the comparisons of 2002 results to prior year results.

With the implementation of the divisional structure, goods and services are transferred between the two divisions at predetermined prices. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Eastman Chemical Company consolidated financial statements. Prior to 2002, segment sales revenue was recognized only for actual sales to third parties and the intersegment transfer of goods and services, recorded at cost, had no impact on segment earnings.

All Eastman Chemical Company assets were allocated to the divisions as of January 1, 2002. Corporate, general purpose, and other nonoperating assets were allocated to segments within each division based on process or product responsibility. Certain infrastructure assets at each site, primarily utilities that were previously allocated to all five segments, were allocated to the primary division at that site. The primary division invoices the other division for services provided by such infrastructure assets.

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

For additional information concerning the Company’s operating segments, see Note 12 to the consolidated financial statements and Exhibits 99.01, 99.02 and 99.03 to this Form 10-Q.

EASTMAN DIVISION

CASPI Segment

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$426	$394	8%	$803	$722	11%
Operating earnings (loss)	14	(9)	N/A	36	—	N/A
Operating earnings excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles	14	26	(46)%	36	40	(10)%

Sales revenue for both the second quarter and first six months 2002 was positively impacted by increased sales volumes, primarily due to the Hercules Businesses. Increased sales volumes and interdivisional sales had a positive impact on the second quarter 2002 sales revenue of 7% and 3%, respectively. Foreign currency exchange rates had a slightly positive impact on revenues. These increases were partially offset by lower selling prices, which had a negative impact on sales revenue of 3%.

Increased sales volumes and interdivisional sales had a positive impact on sales revenue for the first six months 2002 of 11% and 3%, respectively. These increases were partially offset by lower selling prices, which had a negative impact on sales revenue of 3%.

The decline in operating earnings for the second quarter and first six months 2002 excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles was mainly due to lower selling prices that were partially offset by lower raw material costs. Continued costs related to integration of CASPI operations also had a negative impact on operating earnings.

Operating results for 2001 were negatively impacted by nonrecurring items totaling approximately $30 million, primarily related to the restructuring of the coatings operations and the write-off of in-process research and development related to the acquisition of the Hercules Businesses.

PCI Segment

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$385	$296	30%	$734	$595	23%
Operating earnings (loss)	(6)	(63)	90%	(13)	(55)	76%
Operating earnings (loss) excluding nonrecurring items	(6)	1	(700)%	(13)	9	(244)%

Second quarter and first six months 2002 sales revenue increased 30% and 23%, respectively, compared to the second quarter and first six months 2001, but declined 6% and 9%, respectively, excluding interdivisional sales. Lower selling prices and an unfavorable shift in product mix had a negative impact on sales revenue for the second quarter 2002 of 12% and 7%, respectively. These decreases were partially offset by increased sales volumes, which had a positive impact on sales revenue of 13%.

Lower selling prices and an unfavorable shift in product mix had a negative impact on sales revenue for the first six months 2002 of 10% and 6%, respectively. These decreases were partially offset by increased sales volumes, which had a positive impact on sales revenue of 7%.

Second quarter and first six months 2002 results were negatively impacted by lower selling prices and an unfavorable shift in product mix that were partially offset by lower raw material costs. Operating earnings excluding nonrecurring items decreased for all product lines except olefins and derivatives, which showed an improvement compared to the second quarter and first six months 2001.

During 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, the related assets were impaired based on expected cash flows resulting from notification of termination of this contract. Nonrecurring charges related to the impacted assets were recorded during the second quarter 2001 as part of the restructuring of the fine chemicals business, as described in Note 6 to the consolidated financial statements. Subsequently, the customer initiated discussions with the Company which resulted in an agreement being reached in June 2002 to extend the custom synthesis product contract one year based on renegotiated terms. Sales revenue related to the contract extension is expected to be approximately the same as under the prior contract.

SP Segment

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$150	$141	6%	$285	$277	3%
Operating earnings	5	15	(67)%	13	40	(68)%
Operating earnings excluding nonrecurring items	5	15	(67)%	13	40	(68)%

Second quarter 2002 sales revenue increased 6% compared to the second quarter 2001, but decreased 6% excluding interdivisional sales. Decreased sales volumes and selling prices, mainly for cellulosic plastics products, had a negative impact on sales revenue for the second quarter 2002 of 5% and 4%, respectively. A favorable shift in product mix and foreign currency exchange rates had a positive impact on revenues of 2% and 1%, respectively.

First six months 2002 sales revenue increased 3% compared to the first six months 2001 including interdivisional sales, but decreased 9% excluding interdivisional sales. Decreased sales volumes and selling prices, mainly for cellulosic plastics products, had a negative impact on sales revenue for the first six months 2002 of 6% and 2%, respectively. Foreign currency exchange rates had a slightly negative effect on sales revenue of 1%.

The decrease in the second quarter and first six months 2002 operating earnings compared to the second quarter and first six months 2001 was primarily due to a decline in sales volumes, mainly for cellulosic plastics products, attributed to weakened demand.

VORIDIAN DIVISION

Polymers Segment

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$411	$399	3%	$764	$840	(9)%
Operating earnings (loss)	32	(187)	N/A	52	(163)	N/A
Operating earnings excluding nonrecurring items	32	24	33%	52	48	8%

Sales revenue for the second quarter 2002 increased compared to the second quarter 2001 mainly due to higher sales volumes, which had a positive impact on revenues of 21%, and interdivisional sales, which had a positive impact on revenues of 3%. A decline in selling prices had a negative impact on sales revenue of 21%. The increase in sales volumes and the decrease in selling prices were attributable to both PET polymers and polyethylene.

Sales revenue for the first six months 2002 decreased compared to the first six months 2001 primarily due to lower selling prices, which had a negative impact on revenues of 18%. This decrease was partially offset by increased sales volumes and interdivisional sales, which had a positive impact on sales revenue of 8% and 3%, respectively. The decrease in selling prices and the increase in sales volumes were attributable to both PET polymers and polyethylene.

Operating earnings excluding nonrecurring items for the second quarter and first six months 2002 increased compared to the second quarter and first six months 2001. Results for 2002 were positively impacted by increased sales volumes and lower unit costs resulting from increased capacity utilization, which were partially offset by lower selling prices and operational problems in Europe.

Results for the second quarter and first six months 2001 were negatively impacted by nonrecurring items totaling approximately $211 million which resulted from the write-off of a prepaid asset related to the termination of a raw material supply agreement and the write-down of underperforming polyethylene assets.

Fibers Segment

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$189	$172	10%	$359	$312	15%
Operating earnings	41	44	(7)%	73	74	(1)%
Operating earnings excluding nonrecurring items	41	45	(9)%	73	75	(3)%

Second quarter 2002 sales revenue increased 10% compared to the second quarter 2001 including interdivisional sales but was flat excluding interdivisional sales. Increased sales volumes, primarily for acetate flake and acetyl raw materials, had a positive impact on revenues of 8%. Decreased selling prices and an unfavorable shift in product mix had a negative impact on revenues of 5% and 3%, respectively.

The increase in sales revenue for the first six months 2002 compared to the first six months 2001 was mainly due to higher sales volumes, primarily for acetate flake and acetyl raw materials, which had a positive impact on revenues of 16%. Interdivisional sales had a positive impact on sales revenue of 12%. An unfavorable shift in product mix and lower selling prices had a negative impact on sales revenue of 11% and 2%, respectively. The shift in product mix was due to increased sales volumes of lower unit priced products, particularly acetate flake and acetyl raw materials.

Operating earnings for the second quarter 2002 declined slightly compared to the second quarter 2001 mainly due to the decline in selling prices and the negative effect of product mix. Although acetate flake and acetyl raw materials comprise a large percentage of the volume impact, their effect on operating earnings is minimal. Results for the first six months 2002 were relatively unchanged.

SUMMARY BY CUSTOMER LOCATION

	Second Quarter			First Six Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales by Region
United States and Canada	$794	$860	(8)%	$1,515	$1,656	(9)%
Europe, Middle East, and Africa	314	275	14%	586	588	—%
Asia Pacific	167	149	12%	303	264	15%
Latin America	120	118	2%	227	238	(5)%

Second quarter 2002 sales revenue in the United States and Canada decreased compared to the second quarter 2001 primarily due to lower selling prices, which had a negative impact on revenues of 10%. An unfavorable shift in product mix also had a negative impact on revenues of 4%. These decreases were partially offset by increased sales volumes, which had a positive impact on revenues of 6%. Both the decrease in selling prices and the increase in sales volumes were attributable to PET polymers and polyethylene. First six months 2002 sales revenue in the United States and Canada decreased compared to the first six months 2001 primarily due to lower selling prices and product mix, which had a negative impact on revenues of 9% and 4%, respectively. The decline in selling prices was primarily attributed to PET polymers and polyethylene. Increased sales volumes, mainly for Voridian Division products, had a positive impact on revenues of 5%.

Sales revenue outside the United States and Canada for the second quarter 2002 was $601 million, up 11% from 2001 second quarter sales of $542 million, and was 43% of total sales in the second quarter of 2002 compared with 39% for the second quarter 2001. The increase in sales revenue was primarily due to higher sales volumes, which had a positive impact on sales revenue of 19%, partially offset by lower selling prices, which had a negative impact on sales revenue of 11%. Foreign currency exchange rates had a positive impact on revenues of 2%. First six months 2002 sales revenue outside the United States and Canada increased slightly due to increased sales volumes, which had a positive impact on revenues of 13%. The increase in volumes was partially offset by decreased selling prices, which had a negative impact on sales revenue for the first six months 2002 of 9%.

In Europe, Middle East and Africa, increased sales volumes and foreign currency exchange rates had a positive impact on revenues of 21% and 7%, respectively. The increase in sales volumes was primarily attributed to the Hercules Businesses and PET polymers. Decreased selling prices and an unfavorable shift in product mix had a negative impact on revenues of 11% and 2%, respectively. The decline in selling prices was primarily attributed to PET polymers. Sales revenue for the first six months 2002 was flat compared to the first six months 2001. Increased sales volumes, mainly attributable to the Hercules Businesses, had a positive impact on revenues of 9%. This increase was offset by decreased selling prices, which had a negative impact on revenues of 8%, and the negative effect of foreign currency exchange rates. The decline in selling prices was primarily for PET polymers.

In Asia Pacific, increased sales volumes, primarily for Eastman Division products, and a favorable shift in product mix had a positive impact on the second quarter 2002 sales revenue of 14% and 4%, respectively. These increases were partially offset by lower selling prices, which had a negative impact on sales revenue of 6%. For the first six months 2002, increased sales volumes and a favorable shift in product mix had a positive impact on sales revenue of 18% and 5%, respectively. The increase in sales volumes was attributed to both Eastman Division and Voridian Division products. Decreased selling prices and foreign currency exchange rates had a negative impact on revenues of 7% and 1%, respectively.

For the second quarter 2002, higher sales volumes in Latin America had a positive impact on revenues of 22%. Lower selling prices and foreign currency exchange rates had a negative impact on sales revenue of 16% and 5%, respectively. Both the increase in sales volumes and the decrease in selling prices were primarily attributable to PET polymers. Sales revenue for the first six months 2002 decreased compared to the first six months 2001 primarily due to lower selling prices, which had a negative impact on revenues of 15%, offset by increased sales volumes. Both the decrease in selling prices and the increase in sales volumes were mainly attributed to PET polymers. Foreign currency exchange rates and product mix also had a negative impact on revenues of 3% and 2%, respectively.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

	First Six Months

(Dollars in millions)	2002	2001

Cash Flow

Net cash provided by (used in)
Operating activities	$335	$64
Investing activities	(112)	(385)
Financing activities	(215)	290

Net change in cash and cash equivalents	$8	$(31)

Cash and cash equivalents at end of period	$74	$70

Cash provided by operating activities in the first six months 2002 increased approximately $270 million compared with the first six months 2001 primarily due to the impact of a change in working capital; a change in liabilities for employee benefits and incentive compensation; and receipt of a federal income tax refund.

Changes in working capital impacted operating cash flows approximately $160 million. Working capital remained relatively flat during the first six months of 2002 as increases in trade accounts payable largely offset the cash impact of the increase in inventories and accounts receivable. In the first six months of 2001, working capital increased approximately $160 million as cash was used to significantly reduce trade accounts payable while inventory and accounts receivable increased in line with the increase in sales.

Changes in liabilities for employee benefits and incentive compensation impacted operating cash flows approximately $70 million. Payments required under the Eastman Performance Plan and the Unit Performance Plan during the first half of 2002 were significantly lower than similar payments in the first half of 2001 due to the performance under these plans for 2001 and 2000.

The Company’s 2002 cash flow from operations included a federal income tax refund of approximately $40 million.

Cash used in investing activities reflected decreased expenditures for capital additions in the first six months 2002 compared with the first six months 2001. Cash used in investing activities also reflected the acquisition of Ariel Research Corporation in the first six months 2002 and the acquisition of the Hercules Businesses in the first six months 2001.

Cash used in financing activities in the first six months 2002 reflected a significant decrease in commercial paper and short-term borrowings attributable to the use of proceeds from long-term debt issued during the second quarter 2002 and overall improvement in generation of cash from operations. Cash provided by financing activities in the first six months 2001 reflected an increase in commercial paper and other short-term borrowings related to the acquisition of the Hercules Businesses and for general operating purposes. Cash provided by financing activities in the first six months 2001 included the effect of an increase in treasury stock resulting from a reverse/forward stock split of the Company’s common stock approved by the stockholders on May 3, 2001. The payment of dividends is also reflected in both periods.

The Company expects to continue to pay a quarterly cash dividend. Priorities for use of available excess cash are to reduce outstanding borrowings, fund targeted growth initiatives such as small acquisitions and other ventures, and repurchase shares.

LIQUIDITY

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. The facility, which was previously $800 million, was reduced to $600 million in the second quarter 2002 following the issuance of $400 million in fixed rate debt described below. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of June 30, 2002 and December 31, 2001. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of June 30, 2002, the Company’s Credit Facility and commercial paper borrowings were $149 million at an effective interest rate of 2.03%. At December 31, 2001, the Company’s outstanding Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%.

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

Through interest rate swaps entered into during the first quarter of 2002, the effective interest rates of the notes due 2004 were converted to variable rates that averaged 3.96% at June 30, 2002.

As described in Note 14 to the consolidated financial statements, during the second quarter 2002, the Company renegotiated a significant operating lease of machinery and equipment, extending the terms through June 2007. The new agreement includes provisions that may require the Company to maintain $163 million in restricted cash to serve as collateral for the lease beginning in March 2003 if the lease is not refinanced. The Company believes the likelihood of the restricted cash provision becoming operative is remote.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization and other factors described under “Forward-Looking Statements” beginning on page 34.

CAPITAL EXPENDITURES

Capital expenditures were $96 million and $117 million for the first six months of 2002 and 2001, respectively. For 2002, the Company expects that capital spending and other directed investments for small acquisitions and other ventures will be no more than depreciation and amortization. Long-term commitments related to planned capital expenditures are not material.

OTHER COMMITMENTS

At June 30, 2002, the Company’s obligations related to long-term notes and debentures totaled $1.9 billion to be paid over a period extending 25 years. Other borrowings, related primarily to commercial paper borrowings, totaled approximately $165 million.

The Company had various purchase obligations at June 30, 2002, totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $307 million over a period of several years. Of the total lease commitments, approximately 47% relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 35% relates to real property, including office space, storage facilities, and land; and approximately 18% relates to railcars. The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due by Period

			2003-	2007-	Beyond
	Total	2002	2006	2011	2011

Long-term notes and debentures	$1,899	$—	$509	$397	$993
Commercial paper and other borrowings	165	4	161	—	—
Purchase obligations	1,861	230	806	524	301
Operating leases	307	60	125	83	39

	$4,232	$294	$1,601	$1,004	$1,333

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote.

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

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the second quarter 2002 and 2001 and $0.88 per share in the first six months 2002 and 2001.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company’s 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement have not had a material impact on the Company’s financial condition or results of operations.

In July 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not yet assessed the impact of this Statement on its financial statements.

OUTLOOK

For 2002, the Company:

•	Expects results for the CASPI segment to be favorably impacted from the cost reduction efforts last year and ongoing acquisition integration;

•	Expects Eastman Division segments to continue to recognize selling and general administrative expenses of approximately $8 million per quarter related to Cendian as it adds capacity while continuing to add new customers;

•	Expects business in its Polymers segment to be negatively impacted by the normal seasonal slowing of demand, and also the impact of planned maintenance shutdowns and an operational problem in Europe;

•	Expects to continue to work further to lower the cost structure for its PET polymers and polyethylene operations worldwide;

•	Expects fibers demand from Asia Pacific to decrease in the second half of 2002;

•	Expects combined costs related to selling and general administrative expenses and research and development costs to be at or below 11% of sales;

•	Expects to continue to spend approximately 1% — 1 1/2% of sales revenue on new business development activities;

•	Expects pension and other postemployment benefit expenses to increase over 2001 and expects that no contribution to the Company’s pension plan will be required in 2002;

•	Expects to generate positive free cash flow, which is defined as cash flow from operations less net capital expenditures, acquisitions and other investments;

•	Expects capital spending and other directed investments for small acquisitions and other ventures will be no more than depreciation and amortization; and

•	Expects to continue to pay a quarterly cash dividend and anticipates that excess available cash, if any, will be used to reduce outstanding borrowings, fund targeted growth initiatives such as small acquisitions and other ventures, and repurchase shares.

Based upon the expectations described above, as of July 25, 2002 (the date of its second quarter 2002 sales and earnings press release) the Company anticipated that operating results excluding nonrecurring items for the Company’s underlying businesses in the third quarter 2002 will be similar to the second quarter 2002.

The Company further expects:

•	Global demand for PET polymers to grow at an average rate of approximately 10% annually over the next several years;

•	Expects peaks and troughs in the Polymers segment created by supply and demand imbalances to be less pronounced in the future; capacity utilization in the Polymers segment to be lower in 2003 than in 2002 based on industry projections worldwide; and capacity utilization to vary by region;

•	To take appropriate actions over time to improve the Company’s credit rating to BBB+; and

•	Significant cash contributions to the Company’s defined benefit pension plans could be required in 2003 and in future years; the amount and timing of such contributions is unknown and is significantly impacted by interest rates, actual returns on plan assets, retirement and attrition rates of employees and other factors.

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

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those in any such forward-looking statements:

•	The Company has manufacturing and marketing operations throughout the world, with approximately 45% of the Company’s revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company’s revenues, expenses, and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenues, expenses, and results, and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company’s results of operations.

•	The Company has made and may continue to make acquisitions, divestitures, and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.

•	The Company has made strategic technology investments, including formation of joint ventures and investments in other technology businesses, in order to build certain Eastman capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company’s results of operations.

•	The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.

•	The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company’s earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material costs, or have a negative impact on demand and volume.

•	The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.

•	The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products.

•	The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company’s financial condition and results of operations until such business is replaced.

•	Limitation of the Company’s available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses, and results.

•	The Company’s facilities and businesses are subject to complex health, safety, and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company’s accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The estimates depend on a number of factors including those associated with on-going operations and remedial requirements. On-going operations can be affected by unanticipated government enforcement action, which in turn is influenced by the nature of the allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product deselection. Remedial requirements at contaminated sites are dependent on the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

•	The Company accesses the capital markets on a regular basis. Access to these markets and the cost of capital is dependent upon the Company’s credit rating received from independent credit rating agencies. A downgrade of one level in the Company’s credit rating is not anticipated, but should it occur, would not cause a significant impact on the commitments or sources of capital available to the Company, and would not have a material impact on the Company’s results of operations. However, an adverse change in the Company’s credit rating could affect the renewal of existing credit facilities or the Company’s ability to obtain access to new credit facilities in the future, could adversely affect the terms under which the Company can borrow, and could increase the cost of borrowings under such facilities.

•	The Company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

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

In addition, the Company, along with other companies, has been named a defendant in 26 antitrust lawsuits, in various federal and state courts, brought subsequent to the Company’s plea agreements as putative class actions on behalf of certain direct and indirect purchasers of sorbates in the United States and Canada. In each lawsuit, the plaintiffs allege that the defendants engaged in a conspiracy to fix the price of sorbates and that the plaintiffs paid more for sorbates than they would have paid absent the defendants’ conspiracy. The plaintiffs in most cases seek damages of unspecified amounts, attorneys’ fees and costs and other unspecified relief; in addition, certain of the actions claim restitution, injunction against alleged illegal conduct and other equitable relief. The Company has reached final or preliminary settlements in 24 of the 26 direct and indirect purchaser class actions, although one of those settlements is currently on appeal to the Tennessee Court of Appeals. No class has been certified in either of the other cases still pending, and the Company has filed dispositive motions in both of these cases.

Of the 26 antitrust lawsuits, the Company was included as one of several defendants in two separate lawsuits concerning sorbates in the United States District Court for the Northern District of California, one filed on behalf of Dean Foods Company, Kraft Foods, Inc., Ralston Purina Company, McKee Foods Corporation and Nabisco, Inc.; and the other filed on behalf of Conopco, Inc. All of these plaintiffs were direct purchasers of sorbates from one or more of the defendants and had elected to opt out of the direct purchaser class action settlement and pursue their claims on their own. The Company has reached settlements in these two actions as well. In addition, several indirect purchasers of products containing sorbates have recently opted out of the indirect purchaser class action settlement, finally approved in Kansas and have filed a separate action against the Company and other sorbates producers in Kansas state court. This is one of the two cases described above in which Eastman currently has a dispositive motion pending.

The Company recognized charges to earnings in each of the past four years for estimated costs, including legal fees, related to the sorbates litigation described above. While the Company intends to continue vigorously to defend the remaining sorbates actions unless they can be settled on terms acceptable to the parties, the ultimate outcome of the matters still pending and of additional claims that could be made by other possible parties is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2002 Annual Meeting of the Stockholders of Eastman Chemical Company was held on May 2, 2002. There were 77,445,580 shares of common stock entitled to be voted, and 65,616,113 shares represented in person or by proxy, at the Annual Meeting.

Six items of business were acted upon by stockholders at the Annual Meeting:

•	the election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Stockholders in 2005 and their successors are duly elected and qualified;

•	the approval of the proposed 2002 Omnibus Long-Term Compensation Plan;

•	the approval of the proposed 2002 Director Long-Term Compensation Plan;

•	the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company until the Annual Meeting of Stockholders in 2003;

•	a stockholder proposal requesting that management study potential health risks from cellulose acetate fibers; and

•	a stockholder proposal requesting that the Company issue a report concerning emission of “greenhouse gases” and potential climate change.

The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

Calvin A. Campbell, Jr.	63,488,897	2,127,216	-0-	-0-
J. Brian Ferguson	64,194,032	1,422,081	-0-	-0-
Donald W. Griffin	64,062,140	1,553,973	-0-	-0-

Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected.

The results of the voting on the proposed 2002 Omnibus Long-Term Compensation Plan were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

49,118,942	9,000,322	554,124	6,942,725

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the 2002 Omnibus Long-Term Compensation Plan was approved by stockholders.

The results of the voting on the proposed 2002 Director Long-Term Compensation Plan were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

54,303,942	3,829,642	539,804	6,942,725

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the 2002 Director Long-Term Compensation Plan was approved by stockholders.

The results of the voting on the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

62,009,070	3,272,318	334,725	-0-

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.

The results of the voting on the approval of the stockholder proposal to study potential health risks from cellulose acetate fibers were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

4,355,707	53,200,303	1,117,378	6,942,725

Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the stockholder proposal was not approved.

The results of the voting on the approval of the stockholder proposal to issue a report concerning emission of “greenhouse gases” and potential climate change were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

16,143,422	38,772,620	3,757,346	6,942,725

Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the stockholder proposal was not approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 41.

(b)	Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: August 13, 2002	By:	/s/ James P. Rogers

James P. Rogers Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended October 5, 2000 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)
4.01	Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”)
4.02	Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company’s Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)
4.03	Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s current report on Form 8-K dated January 10, 1994 (the “8-K”))
4.04	Form of 6 3/8% Notes due January 15, 2004 (incorporated herein by reference to Exhibit 4(c) to the 8-K)
4.05	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)
4.06	Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s Current Report on Form 8-K dated June 8, 1994 (the “June 8-K”))
4.07	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)
4.08	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”))
4.09	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)
4.10	Officer’s Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

Exhibit		Sequential
Number	Description	Page Number

4.11	$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.
4.12	Credit Agreement, dated as of July 13, 2000 (the “Credit Agreement”) among Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
10.01*	Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated August 20, 2002	43-44
10.02*	Eastman Executive Deferred Compensation Plan, as amended and restated August 1, 2002	45-57
12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	58
99.01	Operating Segment Information, Sales Revenue Change, Volume Effect, Price Effect and Interdivisional Effect	59
99.02	Operating Segment Information, Sales Volume Growth Comparison, Third Party Effect, Interdivisional Effect	60
99.03	Operating Segment Information, Sales Revenue by Segment	61
99.04	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by J. Brian Ferguson, Chief Executive Officer and James P. Rogers, Chief Financial Officer, for the quarter ended June 30, 2002	62

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10)(iii) of Regulation S-K.