Form 10-Q
period 2002-09-30
EASTMAN CHEMICAL CO
filed 2002-11-14
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12626

EASTMAN CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	62-1539359
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 N. Eastman Road Kingsport, Tennessee	37660
(Address of principal executive offices)	(Zip Code)

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

Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2002
Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	77,313,933

PAGE 1 OF 76 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 44

PART I. FINANCIAL INFORMATION
Item. 1. Financial Statements
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Notice of Restricted Stock Granted
Amended & Restated Warrant to Purchase Shares
Amended & Restated Registration Rights Agreement
Amendment Number Three to Eastman Chemical Company
Statement Re:Computation of Ratios of Earnings
Operating Segment Information, Sales Revenue
Operating Segment Information, Saless Volume
Operating Segment Information, Sales Revenue
Certifications Pursuant to 18 U.S.C. Section 1350

ITEM	PAGE

PART I. FINANCIAL INFORMATION
1. Financial Statements	3-21
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22-38
4. Controls and Procedures	39
PART II. OTHER INFORMATION
1. Legal Proceedings	40
2. Changes in Securities	41
6. Exhibits and Reports on Form 8-K	41
SIGNATURES
Signatures	42
Certifications	42-43

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
COMPREHENSIVE INCOME (LOSS) and RETAINED EARNINGS

	Third Quarter		First Nine Months

(Dollars in millions, except per share amounts)	2002	2001	2002	2001

Earnings (Loss)
Sales	$1,374	$1,373	$4,005	$4,119
Cost of sales	1,172	1,134	3,369	3,395

Gross profit	202	239	636	724
Selling and general administrative expenses	100	101	300	305
Research and development costs	42	39	118	118
Asset impairments and restructuring charges	(1)	27	(1)	321
Other nonrecurring operating charges	—	2	—	14

Operating earnings (loss)	61	70	219	(34)
Interest expense, net	30	36	91	108
Other (income) charges, net	3	(7)	7	5
Other nonrecurring charges	—	2	—	2

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	28	39	121	(149)
Provision (benefit) for income taxes	4	12	29	(66)

Earnings (loss) before cumulative effect of change in accounting principle	24	27	92	(83)
Cumulative effect of change in accounting principle, net	—	—	(18)	—

Net earnings (loss)	$24	$27	$74	$(83)

Earnings (loss) per share
Basic
Before cumulative effect of change in accounting principle	$0.31	$0.36	$1.19	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	(0.23)	—

Net earnings (loss) per share	$0.31	$0.36	$0.96	$(1.08)

Diluted
Before cumulative effect of change in accounting principle	$0.31	$0.36	$1.19	$(1.08)
Cumulative effect of change in accounting principle, net	—	—	(0.23)	—

Net earnings (loss) per share	$0.31	$0.36	$0.96	$(1.08)

Comprehensive Income (Loss)
Net earnings (loss)	$24	$27	$74	$(83)
Other comprehensive income (loss)
Change in cumulative translation adjustment	—	50	86	(6)
Change in unrealized gains (losses) on investments, net of tax	(2)	—	(2)	(3)
Change in unrealized gains (losses) on derivative instruments, net of tax	9	(15)	8	6

Total other comprehensive income (loss)	7	35	92	(3)

Comprehensive income (loss)	$31	$62	$166	$(86)

Retained Earnings
Retained earnings at beginning of period	$1,938	$2,088	$1,956	$2,266
Net earnings (loss)	24	27	74	(83)
Cash dividends declared	(34)	(33)	(102)	(101)

Retained earnings at end of period	$1,928	$2,082	$1,928	$2,082

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions)	2002	2001

Assets
Current assets
Cash and cash equivalents	$88	$66
Trade receivables, net of allowance of $44 and $35	616	570
Miscellaneous receivables	78	92
Inventories	690	659
Other current assets	96	77

Total current assets	1,568	1,464

Properties
Properties and equipment at cost	9,388	9,302
Less: Accumulated depreciation	5,825	5,675

Net properties	3,563	3,627

Goodwill	349	339
Other intangibles, net of accumulated amortization of $47 and $38	232	275
Other noncurrent assets	388	387

Total assets	$6,100	$6,092

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,075	$906
Borrowings due within one year	4	54

Total current liabilities	1,079	960
Long-term borrowings	1,996	2,143
Deferred income tax liabilities	499	452
Postemployment obligations	942	1,043
Other long-term liabilities	131	112

Total liabilities	4,647	4,710

Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par - 350,000,000 shares authorized; shares issued - 85,102,754 and 85,053,349)	1	1
Paid-in capital	119	118
Retained earnings	1,928	1,956
Accumulated other comprehensive loss	(159)	(251)

	1,889	1,824
Less: Treasury stock at cost (7,933,646 and 8,073,859 shares)	436	442

Total stockholders’ equity	1,453	1,382

Total liabilities and stockholders’ equity	$6,100	$6,092

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months

(Dollars in millions)	2002	2001

Cash flows from operating activities
Net earnings (loss)	$74	$(83)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of effect of acquisitions
Depreciation and amortization	297	323
Cumulative effect of change in accounting principle, net	18	—
Write-off of impaired assets	—	307
Write-off of acquired in-process research and development	—	5
Provision (benefit) for deferred income taxes	70	(56)
Increase in receivables	(18)	(26)
Increase in inventories	(30)	(85)
Increase (decrease) in liabilities for employee benefits and incentive pay	53	(18)
Increase (decrease) in liabilities excluding borrowings and liabilities for employee benefits and incentive pay	41	(97)
Other items, net	23	(33)

Total adjustments	454	320

Net cash provided by operating activities	528	237

Cash flows from investing activities
Additions to properties and equipment	(162)	(171)
Acquisitions, net of cash acquired	(6)	(252)
Additions to capitalized software	(13)	(20)
Other investments	(14)	(8)
Proceeds from sales of fixed assets	7	4

Net cash used in investing activities	(188)	(447)

Cash flows from financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	(602)	276
Proceeds from long-term borrowings	394	—
Repayment of borrowings	(8)	(6)
Dividends paid to stockholders	(102)	(101)
Treasury stock purchases	—	(4)
Stock options and other items	—	19

Net cash provided by (used in) financing activities	(318)	184

Net change in cash and cash equivalents	22	(26)
Cash and cash equivalents at beginning of period	66	101

Cash and cash equivalents at end of period	$88	$75

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Eastman Chemical Company (the “Company” or “Eastman”) in accordance and consistent with the accounting policies stated in the Company’s 2001 Annual Report on Form 10-K as amended and the Quarterly Reports on Form 10-Q for the first and second quarters of 2002 and should be read in conjunction with the consolidated financial statements appearing in the Form 10-K as amended by Form 10-K/A. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are based in part on estimates made by management.

The Company has reclassified certain 2001 amounts to conform to the 2002 presentation.

2. INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2002	2001

At FIFO or average cost (approximates current cost)
Finished goods	$565	$569
Work in process	171	168
Raw materials and supplies	224	210

Total inventories	960	947
Reduction to LIFO value	(270)	(288)

Total inventories at LIFO value	$690	$659

Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3. PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2002	2001

Trade creditors	$494	$438
Accrued payrolls, vacation, and variable-incentive compensation	162	160
Accrued taxes	78	72
Interest payable	38	45
Dividends payable	34	34
Current portion of U.S. defined benefit pension plan liabilities	135	—
Other	134	157

Total	$1,075	$906

The current portion of U.S. defined benefit pension plan liabilities is an estimate of the Company’s funding requirements through September 30, 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2002	2001

Short-term borrowings
Notes payable	$4	$54

Total short-term borrowings	4	54

Long-term borrowings
6 3/8% notes due 2004	514	500
7% notes due 2012	397	—
7 1/4% debentures due 2024	496	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility and commercial paper borrowings	84	637
Other	8	13

Total long-term borrowings	1,996	2,143

Total borrowings	$2,000	$2,197

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. The Credit Facility was reduced from $800 million to $600 million in the second quarter 2002 following the issuance of $400 million in fixed rate debt described below. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of September 30, 2002 and December 31, 2001. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of September 30, 2002, the Company’s commercial paper borrowings were $84 million at an effective interest rate of 1.94%. At December 31, 2001, the Company’s outstanding Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%.

On April 3, 2002, the Company issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Proceeds from the sale of the notes, net of $3 million in transaction fees, were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings.

Through interest rate swaps entered into during the first quarter 2002, the effective interest rates of the notes due in 2004 were converted to variable rates that averaged 3.83% at September 30, 2002. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $14 million in other noncurrent assets and long-term borrowings at September 30, 2002.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

		Unfunded	Unrealized	Unrealized	Accumulated
	Cumulative	Minimum	Gains	Gains (Losses)	Other
	Translation	Pension	(Losses) on	on Derivative	Comprehensive
(Dollars in millions)	Adjustment	Liability	Investments	Instruments	Income (Loss)

Balance at December 31, 2000	$(109)	$(10)	$2	$—	$(117)
Period change	(24)	(106)	(2)	(2)	(134)

Balance at December 31, 2001	(133)	(116)	—	(2)	(251)
Period change	86	—	(2)	8	92

Balance at September 30, 2002	$(47)	$(116)	$(2)	$6	$(159)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

6. EARNINGS (LOSS) AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months

	2002	2001	2002	2001

Shares used for earnings per share calculation:
Basic	77.1	76.9	77.0	76.8
Diluted	77.2	77.0	77.2	76.8

Certain shares underlying options outstanding during the third quarter and first nine months 2002 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during those periods. Excluded from the third quarter and first nine months 2002 calculations were shares underlying options to purchase 7,087,254 shares of common stock at a range of prices from $40.10 to $73.94 and 6,970,729 shares of common stock at a range of prices from $40.10 to $73.94, respectively. Certain shares underlying options outstanding during the third quarter 2001 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares. Excluded from the third quarter 2001 calculation were shares underlying options to purchase 5,467,104 shares of common stock at a range of prices from $42.13 to $73.94. As a result of the net loss reported for the first nine months 2001, common shares underlying options were excluded from the calculation of diluted earnings (loss) per share because their effect would have been anti-dilutive. Excluded from the first nine months 2001 calculations were shares underlying options to purchase 5,663,607 shares of common stock at a range of prices from $33.01 to $73.94.

Additionally, 200,000 shares underlying an option issued to the former Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations for third quarter and first nine months 2001 because the stock price conditions to exercise had not been met as to any of the shares as of September 30, 2001. The entire option was cancelled and forfeited on September 16, 2002, as none of the price vesting conditions had been met.

The Company declared cash dividends of $0.44 per share in the third quarter 2002 and 2001 and $1.32 per share in the first nine months 2002 and 2001.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES

Write-off of prepaid asset

During the second quarter 2001, Eastman terminated an agreement with a supplier that guaranteed the Company’s right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In prior years, the Company paid a total of $239 million to the supplier and deferred those costs to be amortized over the 15-year period during which the product was to be received. The Company began amortizing those costs in 1993 and had recorded accumulated amortization of $131 million at March 31, 2001. As a result of the termination of this agreement, a charge of $108 million, representing unamortized deferred cost, was charged to the Polymers segment’s earnings during the second quarter 2001 as no continuing economic benefits will be received pertaining to this contract.

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

Subsequent to the second quarter 2001, the spin-off was canceled. However, management determined that the continued operation of these assets was not economically attractive and is anticipating reversing the flow of pipelines at the Longview facility to provide an alternate outlet for ethylene, and creating an option to shut down the impaired assets. Based upon the resulting cash flows from the probable future use of these assets, an impairment loss of $103 million was charged to the Polymers segment’s earnings during the second quarter 2001. The impairment represents the excess of the carrying value over the discounted estimated future cash flows related to the products produced by the impacted assets.

Restructuring and asset impairments of the fine chemicals product line

As a result of the on-going restructuring of the Company’s fine chemicals product line, Eastman recorded restructuring charges, including related asset write-downs, totaling approximately $70 million in 2001. These charges resulted from the Company’s on-going restructuring of its fine chemicals product line to reduce costs, and from the write-down of assets determined to be impaired. The restructuring initiative and related asset impairments involve the Company’s Performance Chemicals and Intermediates (“PCI”) segment and include assets at the Company’s Tennessee and Arkansas sites within the United States, a plant in Wales, and a plant in Hong Kong.

Charges in the fourth quarter and the third quarter 2001 of $1 million and $6 million, respectively, pertained primarily to severance accruals for employees impacted by the plant shutdowns, closure costs, and write-downs of fixed assets. Charges totaling approximately $63 million recorded during the second quarter 2001 related to certain fine chemicals product lines that did not fit the Company’s long-term strategic objectives and for assets determined to be impaired.

The impairments at the foreign sites included the write-down of fixed assets and other long-term deposits. The restructuring and asset impairments at the domestic sites primarily pertained to write-downs of fixed assets net of the effect of a reversal of a customer deposit, related to a custom synthesis product contract. In 2001, the Company received notification that the contract would be terminated June 30, 2002. The Company planned to use the related assets to meet contractual requirements, and then to permanently idle such assets. These assets were written down to fair value in the second quarter 2001 using discounted estimated net cash flows from contracts that were currently in effect. Subsequently, the customer initiated discussions with the Company which resulted in an agreement being reached in June 2002 to extend the custom synthesis product contract one year based on renegotiated terms.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment

Consolidation and restructuring of the operations of the CASPI segment resulted in restructuring charges, including related asset write-downs, of approximately $77 million in 2001. In the fourth quarter 2001, the Company recognized a charge of approximately $27 million related to the closure of an operating site in Duesseldorf, Germany. Also in the fourth quarter 2001, charges of approximately $6 million and $3 million, respectively, were recognized related to the impairment of other operating assets in Savannah, Georgia and Banbury, England. In the third quarter 2001, the Company recognized a charge of approximately $21 million related to the closure of a Moundville, Alabama plant that was obtained in the acquisition of Lawter International, Inc. In the second quarter 2001, the Company recognized a charge of approximately $20 million related to the closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter Technologies, Inc. A change in estimate for the Philadelphia and Portland shutdown reserves resulted in a $1 million credit to earnings in the third quarter 2002.

The restructuring charges include write-downs of the fixed assets at these facilities, severance accruals for employees impacted by the plant shutdowns, and other costs associated with closing the facilities. The Philadelphia and Portland facilities were closed in 2001, and the Moundville, Duesseldorf, and Banbury sites closed in 2002. The Savannah site is expected to close in mid-2003. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

Other asset impairments and restructuring charges

During fourth quarter 2001, the Company recorded asset impairment charges related to under-utilized assets including $10 million related to the discontinuation of the precolored-green PET product line in Kingsport, Tennessee; $10 million related to cessation of production at the Company’s solid-stating facility in Toronto, Ontario; $15 million related to deterioration of demand for certain specialty plastics products produced in Kingsport, Tennessee; and $3 million related to impaired assets in Europe. Approximately $20 million of these charges are reflected in the Polymers segment, $15 million in the Specialty Plastics (“SP”) segment, and $3 million in the PCI segment. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the charges and change in estimate described above, the noncash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid.

	Balance at	Provision/	Noncash	Cash	Balance at
(Dollars in millions)	January 1, 2001	Adjustments	Reductions	Reductions	December 31, 2001

Noncash charges	$—	$373	$(373)	$—	$—
Severance costs	—	16	—	(6)	10
Site closure costs	10	10	—	(7)	13

Total	$10	$399	$(373)	$(13)	$23

	Balance at	Provision/	Noncash	Cash	Balance at
	January 1, 2002	Adjustments	Reductions	Reductions	September 30, 2002

Noncash charges	$—	$—	$—	$—	$—
Severance costs	10	1	—	(9)	2
Site closure costs	13	(1)	—	(7)	5

Total	$23	$—	$—	$(16)	$7

8. OTHER NONRECURRING OPERATING CHARGES

Other nonrecurring operating charges totaling $2 million and $14 million were recognized in the third quarter and first nine months 2001, respectively. The Company recorded charges of $5 million and $9 million in the third quarter and first nine months 2001, respectively, associated with efforts to spin-off the specialty chemicals and plastics businesses. Also in the first nine months 2001, the Company recognized a charge of $5 million associated with the write-off of acquired in-process research and development costs related to the acquisition of certain businesses from Hercules Incorporated (“Hercules Businesses”). Initially recorded as a charge of $8 million in the second quarter 2001, the write-off of in-process research and development was subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001.

9. ACQUISITIONS

Ariel Research Corporation

In January 2002, Eastman acquired Ariel Research Corporation (“Ariel”) for approximately $8 million, including $6 million cash paid at closing and a $2 million promissory note to be paid one year after closing, subject to certain post-closing adjustments. Ariel is a provider of worldwide regulatory information, software products and services that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental and dangerous goods compliance.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of Ariel for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the PCI segment. Tangible assets acquired were recorded at their fair values. Definite-lived intangible assets of approximately $7 million are being amortized on a straight-line basis over 3 to 10 years. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for the nine months ended September 30, 2001 would not be materially different from reported results.

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

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of the Hercules Businesses for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the CASPI segment. Tangible assets acquired were recorded at their fair values. Goodwill and other intangible assets of approximately $33 million, which represents the excess of cost over the fair value of net tangible assets acquired, were being amortized on a straight-line basis over 17 to 40 years. Effective January 1, 2002, in connection with the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” definite-lived intangible assets of approximately $2 million are being amortized on a straight-line basis over 17 years. Acquired in-process research and development of approximately $8 million was written off during the second quarter 2001, and subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for the nine months ended September 30, 2001 would not be materially different from reported results.

10. DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Instruments with a fair market value of $33 million, previously not required to be recorded and primarily pertaining to the Company’s raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statement of Financial Position on January 1, 2001. Previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. Accordingly, the following amounts were recorded as of January 1, 2001:

(Dollars in millions)

Deferred gains reclassified	$68

Instruments not previously reported	33

101
Less: provision for income taxes	39

$62

The above amount resulted in an after-tax credit of $58 million to accumulated other comprehensive income (loss), a component of stockholders’ equity, and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

At September 30, 2002, the remaining mark-to-market gains from currency, commodity and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $6 million. If realized, substantially all of this balance will be reclassified into earnings during the next twelve months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings during the third quarter or first nine months 2002.

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company’s hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments held as part of the hedging programs discussed below are recorded at fair value based upon comparable market transactions as quoted by the broker.

Currency rate hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options and forwards to hedge probable anticipated, but not yet committed, export sales transactions expected within no more than five years and denominated in foreign currencies (principally the British pound, Canadian dollar, euro and the Japanese yen). These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

Commodity hedging

Raw materials and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors. To mitigate short-term fluctuations in market prices for propane, ethane and natural gas, the Company enters into forwards and options contracts. These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

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

The fair value for fixed-rate borrowings is based upon current interest rates for comparable securities. The Company’s floating-rate instruments have carrying values that approximate fair value.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. OTHER (INCOME) CHARGES, NET, AND OTHER NONRECURRING CHARGES

	Third Quarter		First Nine Months

(Dollars in millions)	2002	2001	2002	2001

Other income	$(4)	$(11)	$(7)	$(12)
Other charges	7	4	14	17

	$3	$(7)	$7	$5

Other nonrecurring charges	$—	$2	$—	$2

The third quarter 2002 other charges included a net loss due to remeasurement of foreign currency-denominated amounts. For the first nine months 2002, other income reflected a slight gain from foreign currency remeasurement as the impact of the devaluation of the Argentine peso in the first quarter 2002 and the charges recorded in the third quarter 2002 were more than offset by gains recognized in the second quarter 2002. These gains were primarily attributed to the strengthening of the euro during the second quarter 2002.

The third quarter 2001 other income primarily reflected gains from foreign exchange transactions while the first nine months 2001 other charges reflected a slight loss.

In addition to the impacts of foreign currency remeasurements discussed above, other income in all periods presented primarily reflected gains on equity investments. The first nine months 2002 gain is net of a nonrecurring charge of $5 million related to the previously-announced restructuring of Genencor in which the Company owns a 42% equity interest.

In addition to the impacts of foreign currency remeasurements discussed above, other charges in all periods presented primarily related to fees on securitized receivables. Other charges for the first nine months 2002 also included a write-down to fair value of certain technology business venture investments recorded in the second quarter 2002.

Other nonrecurring charges for the third quarter and first nine months 2001 reflected a charge of $2 million related to the Company’s efforts to sell its fine chemicals product line.

12. GOODWILL AND OTHER INTANGIBLE ASSETS

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

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002. This charge is reported in the Consolidated Statement of Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant additional testing.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization.

	As of September 30, 2002		As of December 31, 2001

	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(Dollars in millions)	Amount	Amount	Amount	Amount

Amortizable intangible assets
Developed technology	$124	$98	$124	$105
Customer lists	62	50	56	47
Other	18	15	30	25

Total	$204	163	$210	177

Indefinite-lived intangible assets
Trademarks		69		98

Other intangible assets		$232		$275

As a result of the nonamortization provisions of SFAS No. 142, the Company will no longer record approximately $20 million of annual amortization relating to goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

Changes in the carrying amount of goodwill follow:

			Total
	CASPI	Other	Eastman
(Dollars in millions)	Segment	Segments	Chemical

Reported balance at December 31, 2001	$333	$6	$339
Intangible assets reclassified into goodwill at January 1, 2002, net of deferred tax liability	7	—	7
Acquisitions	—	3	3

Reported goodwill balance at September 30, 2002	$340	$9	$349

The following table presents prior year earnings and earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in the prior year.

	Third Quarter		First Nine Months

(Dollars in millions)	2002	2001	2002	2001

Reported net earnings (loss)	$24	$27	$74	$(83)
Add back goodwill amortization		4		11
Add back assembled workforce and trademark amortization		1		2

Adjusted net earnings (loss)	$24	$32	$74	$(70)

Basic earnings (loss) per share before cumulative effect of change in accounting principle:
Reported basic earnings (loss) per share	$0.31	$0.36	$0.96	$(1.08)
Add back goodwill amortization		0.05		0.15
Add back assembled workforce and trademark amortization		0.01		0.03

Adjusted basic earnings (loss) per share	$0.31	$0.42	$0.96	$(0.90)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:
Reported diluted earnings (loss) per share	$0.31	$0.36	$0.96	$(1.08)
Add back goodwill amortization		0.05		0.15
Add back assembled workforce and trademark amortization		0.01		0.03

Adjusted diluted earnings (loss) per share	$0.31	$0.42	$0.96	$(0.90)

Amortization expense for definite-lived intangible assets was approximately $4 million and $11 million, respectively, for the third quarter and first nine months 2002. If the nonamortization provisions of SFAS No. 142 had been applied in the prior year, amortization expense would have been $3 million for the third quarter 2001 and $10 million for the first nine months 2001. Estimated amortization expense for 2002 and the five succeeding years is approximately $15 million per year.

13. SEGMENT INFORMATION

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The divisional structure has allowed the Company to align costs more directly with the activities and businesses that generate them. The divisional and segment results for the first three quarters 2002, but not for prior periods, reflect this new cost structure.

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

All Eastman Chemical Company assets were allocated to the divisions as of January 1, 2002. Corporate, general purpose and other nonoperating assets were allocated to segments within each division based on process or product responsibility. Certain infrastructure assets at each site, primarily utilities that were previously allocated to all five segments, were allocated to the primary division at that site. The primary division invoices the other division for services provided by such infrastructure assets.

Effective January 1, 2002, sales and operating results for Cendian Corporation (“Cendian”), the Company’s logistics subsidiary and an Eastman Division initiative, are included in amounts for the CASPI, PCI and SP segments, and

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

have been allocated to these segments on the basis of sales revenues for each of these segments. Prior to 2002, sales and operating results for Cendian were allocated to all five segments.

Effective January 1, 2002, certain compounded polyethylene products were moved from the Polymers segment to the SP segment. Accordingly, amounts for 2001 have been reclassified to reflect this change.

The CASPI segment manufactures raw materials, additives and specialty polymers primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment’s products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as a key component and in paints and inks to form a protective coating or film and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol® coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are used to protect fibers during processing in textile manufacturing, and for use in water-based paints, inks and adhesives. Paints and coatings raw material end use markets consist of architectural, automotive, transportation, industrial, maintenance, marine and furniture coatings. Inks and graphic arts raw material end use markets consist of offset, gravure, and packaging printing and publishing. Adhesives and sealant raw material end use markets include non-woven, tape, label, hot melt, automotive and packaging applications. Composite resins are used in marine, transportation, construction and consumer goods applications. CASPI segment annual sales are approximately 50% to paints and coatings markets, approximately 25% to adhesives markets, and approximately 25% to inks and graphic arts and other markets.

The PCI segment manufactures diversified products in three major groups: acetyl and intermediates; olefins and derivatives; and custom, fine and performance chemicals. Each of these groups accounts for approximately 25% of PCI annual sales with the remaining 25% resulting from other products and interdivisional sales. These products are used in a variety of environments and end uses, including agrochemical, automotive, beverages, catalysts, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles and consumer and industrials. Custom synthesis and photographic chemicals were historically managed as part of Eastman’s fine chemicals product line.

The SP segment produces highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess performance properties for value-added end uses such as appliances, in store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. SP segment annual sales are approximately 70% copolyester plastics, approximately 25% cellulosic plastics and approximately 5% compounded polyethylenes and other products.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter		First Nine Months

(Dollars in millions)	2002	2001	2002	2001

Sales
Eastman Division Segments:
Coatings, Adhesives, Specialty Polymers, and Inks	$418	$422	$1,221	$1,144
Performance Chemicals and Intermediates	391	274	1,125	869
Specialty Plastics	158	137	443	414

Total	967	833	2,789	2,427

Voridian Division Segments:
Polymers	398	388	1,162	1,228
Fibers	182	152	541	464

Total	580	540	1,703	1,692

Eliminations	(173)	—	(487)	—

Total Eastman Chemical Company	$1,374	$1,373	$4,005	$4,119

For the third quarter 2002, Eastman Division interdivisional sales eliminated in consolidation include the following: CASPI $16 million, PCI $107 million, and SP $17 million. For the third quarter 2002, Voridian Division interdivisional sales eliminated in consolidation include: Polymers $16 million and Fibers $17 million. For the first nine months 2002, Eastman Division interdivisional sales eliminated in consolidation include the following: CASPI $42 million, PCI $302 million, and SP $49 million. For the first nine months 2002, Voridian Division interdivisional sales eliminated in consolidation include: Polymers $39 million and Fibers $55 million.

	Third Quarter		First Nine Months

(Dollars in millions)	2002	2001	2002	2001

Operating Earnings (Loss)
Eastman Division Segments:
Coatings, Adhesives, Specialty Polymers, and Inks	$15	$(8)	$51	$(8)
Performance Chemicals and Intermediates	4	(4)	(9)	(59)
Specialty Plastics	9	15	22	55

Total	28	3	64	(12)

Voridian Division Segments:
Polymers	(3)	30	49	(133)
Fibers	36	37	109	111

Total	33	67	158	(22)

Eliminations	—	—	(3)	—

Total Eastman Chemical Company	$61	$70	$219	$(34)

Operating earnings presented above include the effect of nonrecurring items described in Notes 7 and 8.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
(Dollars in millions)	2002	2001

Assets
Eastman Division Segments:
Coatings, Adhesives, Specialty Polymers, and Inks	$1,989	$1,922
Performance Chemicals and Intermediates	1,610	1,256
Specialty Plastics	738	928

Total	4,337	4,106

Voridian Division Segments:
Polymers	1,222	1,388
Fibers	541	598

Total	1,763	1,986

Total Eastman Chemical Company	$6,100	$6,092

14. LEGAL MATTERS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the sorbates litigation and the asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings in a particular future period.

Sorbates litigation

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in the third quarter of 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea in Canada admitted that the same conduct that was the subject of the United States guilty plea had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The Canadian fine has been paid and was recognized as a charge against earnings in the fourth quarter of 1999.

In the wake of the September 30, 1998, plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in a number of putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price fixing. All but four of these more than twenty lawsuits have been resolved via settlement. Of the remaining cases, one has been settled and the settlement has been approved at the trial court level, but an appeal of that approval is pending. No class has been certified in any of the other three remaining cases, and the trial court in one of them decided in October 2002 that that case would not proceed as a class action. The Company has filed a dispositive motion in one of the other remaining cases and the other case is inactive.

In addition, several states have recently sued the Company and other defendants in connection with the sorbates matter, seeking unspecified damages, restitution and civil penalties on behalf of consumers of sorbates in those

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respective states. Several other states have advised the Company that they intend to bring similar actions against the Company and others.

The Company has recognized charges to earnings in each of the past four years for estimated and actual costs, including legal fees, related to the sorbates fine and litigation. While the Company intends to continue to vigorously defend the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

Asbestos litigation

Over the years, Eastman has been named as a defendant in lawsuits in various state courts in which plaintiffs allege injury due to exposure to asbestos at Eastman’s manufacturing sites and seek unspecified monetary damages and other relief. Historically, these cases have been dismissed or settled without a material effect on Eastman’s financial results. Recently, Eastman has experienced an increase in the number of asbestos claims and in the settlement demands of plaintiffs. The Company is currently evaluating the allegations and claims made in recent asbestos-related lawsuits and intends to vigorously defend these actions or to settle them on acceptable terms. The Company presently believes that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

15. COMMITMENTS

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

Taking into consideration the terms of the new lease, the Company has various lease commitments totaling approximately $307 million over a period of several years. Of the total lease commitments, approximately 47% relate to machinery and equipment; approximately 35% relate to real property, including office space, storage facilities and land; and approximately 18% relate to railcars. Future lease payments, reduced by sublease income, follow:

(Dollars in millions)

Year ending December 31,
2002	$60
2003	41
2004	33
2005	26
2006	25
2007 and beyond	122

Total minimum payments required	$307

Other commitments

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $180 million at September 30, 2002 and $200 million at December 31, 2001. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the receivables purchased. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million and $2 million in the third quarters 2002 and 2001, respectively, and approximately $3 million and $7 million in the first nine months 2002 and 2001, respectively. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $266 million and $250 million in the third quarters 2002 and 2001, respectively, and approximately $250 million and $240 million in the first nine months 2002 and 2001, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $160 million and $124 million at September 30, 2002 and December 31, 2001, respectively.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company’s 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement have not had and are not expected to have a material impact on the Company’s financial condition or results of operations.

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

17. SUBSEQUENT EVENTS

Income tax matters

During the fourth quarter 2002, the Company will recognize a benefit for certain income tax contingencies that were favorably resolved.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2001 Annual Report on Form 10-K as amended by Form 10-K/A, the Forms 10-Q for the first and second quarters 2002, and the unaudited interim financial statements included elsewhere in this report. All references to earnings (loss) per share contained in this report are diluted earnings (loss) per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The Company’s results of operations as presented in the consolidated financial statements of this Form 10-Q are described below.

Sales revenue for the third quarter 2002 of $1.4 billion was essentially flat when compared to the third quarter 2001. Increased sales volumes were offset by decreased selling prices. Sales revenue for the first nine months 2002 of $4.0 billion decreased 3% compared to the first nine months 2001 sales revenue of $4.1 billion. The decline in sales revenue for the first nine months 2002 was mainly attributed to lower selling prices and an unfavorable shift in product mix, which were partially offset by increased sales volumes.

Operating earnings for the third quarter 2002 were $61 million compared to $70 million in the third quarter 2001. Operating earnings for the first nine months 2002 were $219 million compared to an operating loss of $34 million for the first nine months 2001. Operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina negatively impacted operating earnings by approximately $23 million and $28 million for the third quarter and first nine months 2002, respectively. A change in estimate for the shutdown reserves related to the closure of plants in Portland, Oregon and Philadelphia, Pennsylvania that were obtained in the 2001 acquisition of McWhorter Technologies, Inc. (“McWhorter), had a slightly positive impact on results for 2002. Operating earnings for the third quarter and first nine months 2001 were negatively impacted by nonrecurring items totaling approximately $29 million and $335 million, respectively, described more fully below and in Notes 7 and 8 to the consolidated financial statements. Operating results for the third quarter and first nine months 2001 were also negatively impacted by amortization of goodwill and indefinite-lived intangibles totaling approximately $5 million and $15 million, respectively.

Excluding the additional costs from the operational disruptions in third quarter 2002, the nonrecurring items in both periods, and the amortization of goodwill and indefinite-lived intangibles in the third quarter 2001, operating earnings were $83 million for the third quarter 2002 compared to $104 million for the third quarter 2001. Selling prices for the third quarter 2002 declined more than raw material costs, resulting in margin compression. The decline in selling prices had a negative impact on third quarter 2002 operating earnings of approximately $90 million, roughly one fourth of which was offset by a decrease in raw material costs. Higher sales volumes and lower unit costs resulting from increased capacity utilization had a positive impact on operating earnings for the third quarter 2002.

Excluding the impact of the operational disruptions in the first nine months 2002, the nonrecurring items in both periods, and the amortization of goodwill and indefinite-lived intangibles in the first nine months 2001, operating earnings for the first nine months 2002 were $246 million compared to $316 million for the first nine months 2001. Selling prices for the first nine months 2002 decreased more than raw material costs, resulting in margin compression. The decline in selling prices had a negative impact on operating earnings for the first nine months 2002 of approximately $334 million, roughly three fourths of which was offset by a decrease in raw material costs. Operating earnings for the first nine months 2002 were also negatively impacted by an unfavorable shift in product mix, and foreign currency hedging gains recognized in operating earnings in the first nine months 2001 that were not repeated in the first nine months 2002. Higher sales volumes and lower unit costs resulting from increased capacity utilization had a positive impact on operating earnings for the first nine months 2002.

Diluted earnings per share for the third quarter 2002 were $0.31 compared with $0.36 per share in the third quarter 2001. For the first nine months 2002, the Company reported earnings per share of $0.96 compared with a loss of $1.08 per share for the first nine months 2001.

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$1,374	$1,373	0%	$4,005	$4,119	(3)%

Sales revenue for the third quarter 2002 was essentially flat compared to the third quarter 2001. Increased sales volumes had a positive impact on sales revenue of 5% or approximately $74 million. Foreign currency exchange rates had a positive effect on sales revenue of 2% or approximately $27 million. These increases were mostly offset by lower selling prices that had a negative impact on revenues of 7% or approximately $90 million. Both the increase in sales volumes and the decrease in selling prices were primarily attributable to the Polymers segment.

The decrease in sales revenue for the first nine months 2002 compared to the first nine months 2001 was due to lower selling prices, primarily for the Polymers segment, and an unfavorable shift in product mix. Lower selling prices had a negative impact on sales revenue of 8% or approximately $334 million, offset mostly by increased sales volumes. The increase in sales volumes was primarily attributed to the Polymers segment and the May 2001 acquisition of certain businesses from Hercules Incorporated (“Hercules Businesses”). An unfavorable shift in product mix had a negative impact on sales revenue of 2% or approximately $101 million. The shift in product mix occurred primarily in the Performance Chemicals and Intermediates (“PCI”) and Fibers segments.

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Gross profit	$202	$239	(15)%	$636	$724	(12)%
As a percentage of sales	14.7%	17.4%		15.9%	17.6%

Operational disruptions at the Company's plants in Rotterdam, the Netherlands and Columbia, South Carolina negatively impacted gross profit by approximately $23 million and $28 million for the third quarter and first nine months 2002, respectively. Decreased selling prices had a negative impact on gross profit for the third quarter and first nine months 2002, mostly offset by a decrease in raw material costs and lower unit costs resulting from increased capacity utilization.

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Selling and general administrative expenses	$100	$101	(1)%	$300	$305	(2)%
As a percentage of sales	7.3%	7.4%		7.5%	7.4%

Selling and general administrative expenses for the third quarter 2002 were essentially flat compared to the third quarter 2001. The first nine months 2002 selling and general administrative expenses decreased slightly compared to the first nine months 2001 primarily due to cost control efforts.

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Research and development costs	$42	$39	8%	$118	$118	0%
As a percentage of sales	3.1%	2.8%		2.9%	2.9%

Research and development costs for the third quarter 2002 increased compared to the third quarter 2001 due to timing of expenditures and a slight increase in spending, but were flat for the first nine months 2002 compared to the first nine months 2001.

Asset impairments and restructuring charges

	Third Quarter		First Nine Months

(Dollars in millions)	2002	2001	2002	2001

Termination of raw material supply agreement	$—	$—	$—	$108
Under-performing polyethylene assets	—	—	—	103
Restructuring of fine chemicals product lines	—	6	—	69
Consolidation and restructuring of CASPI operations	(1)	21	(1)	41

	$(1)	$27	$(1)	$321

In the second quarter and first nine months 2001, approximately $211 million of asset impairment and restructuring charges were incurred in the Polymers segment. A charge of $108 million was recognized for the write-off of a prepaid asset related to the termination of a raw material supply agreement and a charge of $103 million was recognized for the write-down of underperforming polyethylene assets.

During 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, the related assets were impaired based on expected cash flows resulting from notification of termination of this contract. Nonrecurring charges related to the impacted assets were recorded during the second quarter 2001 as part of the restructuring of the fine chemicals product line, as described in Note 7 to the consolidated financial statements. Subsequently, the customer initiated discussions with the Company which resulted in an agreement being reached in June 2002 to extend the custom synthesis product contract one year based on renegotiated terms. Sales revenue related to the contract extension is expected to be approximately the same as under the prior contract.

In the first nine months 2001, nonrecurring charges totaling $41 million were recorded in the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment. Included in this amount were charges totaling $20 million recorded in the second quarter 2001 related to the closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter. Also included in this amount were charges of $21 million recorded in the third quarter 2001 related to the closure of the Moundville, Alabama plant that was obtained in the acquisition of Lawter International, Inc. A change in estimate for the Portland and Philadelphia closure reserves resulted in a $1 million credit to earnings in the third quarter 2002.

Other nonrecurring operating charges

	Third Quarter		First Nine Months

(Dollars in millions)	2002	2001	2002	2001

Write-off of Hercules Businesses in-process research and development costs	$—	$(3)	$—	$5
Costs associated with efforts to spin-off specialty chemicals and plastics businesses	—	5	—	9

	$—	$2	$—	$14

In the first nine months 2001, the Company recognized a charge of $5 million associated with the write-off of acquired in-process research and development costs related to the Hercules Businesses. Initially recorded as a charge of $8 million in the second quarter 2001, the write-off of in-process research and development was subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001. The Company also recorded charges of $5 million and $9 million in the third quarter and first nine months 2001, respectively, associated with efforts to spin-off the specialty chemicals and plastics businesses.

Interest expense, net

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Gross interest costs	$34	$39		$99	$117
Less capitalized interest	2	1		4	4

Interest expense	32	38	(16)%	95	113	(16)%
Interest income	2	2		4	5

Net interest expense	$30	$36	(17)%	$91	$108	(16)%

Lower interest expense for the third quarter and first nine months 2002 compared to the third quarter and first nine months 2001 reflected a reduction in borrowings and a decrease in market interest rates, partially offset by a higher interest rate on the Company’s recent 10-year bond issue versus the interest rate on commercial paper that was outstanding during the prior period.

Other (income) charges, net

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Other income	$(4)	$(11)		$(7)	$(12)
Other charges	7	4		14	17

	$3	$(7)	N/A	$7	$5	(18)%

The third quarter 2002 other charges included a net loss due to remeasurement of foreign currency-denominated amounts. For the first nine months 2002, other income reflected a slight gain from foreign currency remeasurement as the impact of the devaluation of the Argentine peso in the first quarter 2002 and the charges recorded in the third quarter 2002 were more than offset by gains recognized in the second quarter 2002. These gains were primarily attributed to the strengthening of the euro during the second quarter 2002.

The third quarter 2001 other income primarily reflected gains from foreign exchange transactions while the first nine months 2001 other charges reflected a slight loss.

In addition to the impacts of foreign currency remeasurements discussed above, other income in all periods presented primarily reflected gains on equity investments. The first nine months 2002 gain is net of a nonrecurring charge of $5 million related to the previously-announced restructuring of Genencor in which the Company owns a 42% equity interest.

In addition to the impacts of foreign currency remeasurements discussed above, other charges in all periods presented primarily related to fees on securitized receivables. Other charges for the first nine months 2002 also included a write-down to fair value of certain technology business venture investments recorded in the second quarter 2002.

Other nonrecurring charges

	Third Quarter		First Nine Months

(Dollars in millions)	2002	2001	2002	2001

Other nonrecurring charges	$—	$2	$—	$2

Other nonrecurring charges for the third quarter and first nine months 2001 reflected a charge of $2 million related to the Company’s efforts to sell its fine chemicals product line.

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Provision (benefit) for income taxes	$4	$12	(67)%	$29	$(66)	N/A
Effective tax rate	14%	31%		24%	(44)%

The effective tax rates for the third quarter and first nine months 2001 were impacted by the effect of nonrecurring items. Excluding the effect of nonrecurring items, the effective tax rates for the third quarter and first nine months 2001 would have been 33%.

The improvements in the effective tax rates for the third quarter and first nine months 2002 when compared to the comparable periods in 2001 were due primarily to a reduction in international taxes related to the implementation of the Company’s divisional structure and reflect the elimination of non-deductible goodwill amortization resulting from the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” In addition, the third quarter 2002 income tax provision was reduced by the recognition of a benefit for certain tax contingencies that were favorably resolved. The lower effective tax rates in 2002 were partially offset by higher state income taxes.

	Third Quarter		First Nine Months

(Dollars in millions)	2002	2001	2002	2001

Cumulative effect of change in accounting principle, net	$—	$—	$(18)	$—

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002. This charge is reported in the Consolidated Statement of Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant additional testing.

	Third Quarter			First Nine Months
(Dollars in millions,
except per share amounts)	2002	2001	Change	2002	2001	Change

Earnings (Loss)
Operating earnings (loss)	$61	$70	(13)%	$219	$(34)	N/A
Net earnings (loss) before cumulative effect of change in accounting principle	24	27	(11)%	92	(83)	N/A
Net earnings (loss)	24	27	(11)%	74	(83)	N/A
Earnings (loss) per share
— Basic	$0.31	$0.36	(14)%	$0.96	$(1.08)	N/A
— Diluted	$0.31	$0.36	(14)%	$0.96	$(1.08)	N/A

For additional information regarding the change in accounting principle, see Note 12 to the consolidated financial statements.

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the CASPI segment, the PCI segment and the Specialty Plastics (“SP”) segment. Voridian Division contains the Polymers segment and the Fibers segment. The divisional structure has allowed the Company to align costs more directly with the activities and businesses that generate them. The divisional and segment results for the first three quarters 2002, but not for prior periods, reflect this new cost structure.

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

All Eastman Chemical Company assets were allocated to the divisions as of January 1, 2002. Corporate, general purpose and other nonoperating assets were allocated to segments within each division based on process or product responsibility. Certain infrastructure assets at each site, primarily utilities that were previously allocated to all five segments, were allocated to the primary division at that site. The primary division invoices the other division for services provided by such infrastructure assets.

Effective January 1, 2002, sales and operating results for Cendian Corporation (“Cendian”), the Company’s logistics subsidiary and an Eastman Division initiative, are included in amounts for the CASPI, PCI and SP segments, and have been allocated to these segments on the basis of sales revenues for each of these segments. Prior to 2002, sales and operating results for Cendian were allocated to all five segments.

Effective January 1, 2002, certain compounded polyethylene products were moved from the Polymers segment to the SP segment. Accordingly, amounts for 2001 have been reclassified to reflect this change.

The CASPI segment manufactures raw materials, additives and specialty polymers primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment’s products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as a key component and in paints and inks to form a protective coating or film and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol® coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are used to protect fibers during processing in textile manufacturing, and for use in water-based paints, inks and adhesives. Paints and coatings raw material end use markets consist of architectural, automotive, transportation, industrial, maintenance, marine and furniture coatings. Inks and graphic arts raw material end use markets consist of offset, gravure, and packaging printing and publishing. Adhesives and sealant raw material end use markets include non-woven, tape, label, hot melt, automotive and packaging applications. Composite resins are used in marine, transportation, construction and consumer goods applications. CASPI segment annual sales are approximately 50% to paints and coatings markets, approximately 25% to adhesives markets, and approximately 25% to inks and graphic arts and other markets.

The PCI segment manufactures diversified products in three major groups: acetyl and intermediates; olefins and derivatives; and custom, fine and performance chemicals. Each of these groups accounts for approximately 25% of PCI annual sales with the remaining 25% resulting from other products and interdivisional sales. These products are used in a variety of environments and end uses, including agrochemical, automotive, beverages, catalysts, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles and consumer and industrials. Custom synthesis and photographic chemicals were historically managed as part of Eastman’s fine chemicals product line.

The SP segment produces highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess performance properties for value-added end uses such as appliances, in store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. SP segment annual sales are approximately 70% copolyester plastics, approximately 25% cellulosic plastics and approximately 5% compounded polyethylenes and other products.

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

For additional information concerning the Company’s operating segments, see Note 13 to the consolidated financial statements and Exhibits 99.01, 99.02 and 99.03 to this Form 10-Q.

EASTMAN DIVISION

CASPI Segment

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$418	$422	(1)%	$1,221	$1,144	7%
Operating earnings (loss)	15	(8)	N/A	51	(8)	N/A
Operating earnings excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles	14	16	(13)%	50	56	(11)%

Sales revenue for the third quarter 2002 declined slightly compared to the third quarter 2001 due to decreased sales volumes and lower selling prices. The decrease in sales volumes had a negative impact on sales revenue of 4% or approximately $16 million. The decline in sales volumes, primarily for adhesives, was attributed to the expiration of a contract included in the acquisition of Hercules Businesses. Lower selling prices had a negative impact on sales revenue of 3% or approximately $15 million. These decreases were mostly offset by the favorable impact of interdivisional sales and foreign currency exchange rates. Interdivisional sales had a positive impact on revenues of 4% or approximately $16 million. Foreign currency exchange rates had a positive impact on revenues of 2% or approximately $11 million.

The increase in sales revenue for the first nine months 2002 compared to the first nine months 2001 was mainly due to increased sales volumes, primarily attributable to the Hercules Businesses, and interdivisional sales. Increased sales volumes had a positive impact on sales revenue of 6% or approximately $66 million. Interdivisional sales had a positive impact on sales revenue of 4% or approximately $42 million. These increases were partially offset by lower selling prices, which had a negative impact on sales revenue of 3% or approximately $38 million.

Operating earnings excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles for the third quarter 2002 decreased compared to the third quarter 2001. The decline was mainly due to lower selling prices that were partially offset by lower raw material costs.

The decline in operating earnings for the first nine months 2002 compared to the first nine months 2001, excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles, was mainly due to lower selling prices that were partially offset by lower raw material costs. Continued costs related to integration of CASPI operations also had a negative impact on operating earnings.

A change in estimate for the Philadelphia, Pennsylvania and Portland, Oregon shutdown reserves resulted in a $1 million credit to earnings in the third quarter 2002. Operating earnings for the third quarter and first nine months 2001 were negatively impacted by nonrecurring items totaling $19 million and $49 million, respectively, relating to restructuring costs, the write-off of acquired in-process research and development costs related to the Hercules Businesses, and efforts to spin-off the specialty chemicals and plastics businesses.

PCI Segment

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$391	$274	42%	$1,125	$869	30%
Operating earnings (loss)	4	(4)	N/A	(9)	(59)	85%
Operating earnings (loss) excluding nonrecurring items	4	3	33%	(9)	12	(175)%

Sales revenue for the third quarter 2002 increased compared to the third quarter 2001 primarily due to interdivisional sales, which had a positive impact on sales revenue of 39% or approximately $108 million. Increased sales volumes had a positive impact on revenues of 8% or approximately $22 million. The increase in sales volumes was attributable to higher sales volumes for acetyl and intermediates products primarily resulting from new polymer intermediates sales and competitor operational problems. Lower selling prices had a negative impact on revenues of 7% or approximately $18 million. Contract extension fees related to the custom synthesis product described below also positively impacted sales revenue for the third quarter 2002.

Sales revenue for the first nine months 2002 increased 30% or approximately $256 million including interdivisional sales, but declined 5% or approximately $46 million excluding interdivisional sales. Increased sales volumes had a positive impact on sales revenue of 8% or approximately $72 million. Lower selling prices had a negative impact on revenues of 8% or approximately $72 million. An unfavorable shift in product mix had a negative impact on revenues of 5% or approximately $48 million. The shift in product mix was primarily due to increased sales volumes of lower unit priced products, particularly glacial acetic acid in the acetyl and intermediates product group.

The increase in operating earnings for third quarter 2002 excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles was primarily due to contract extension fees and improved margins related to the custom synthesis product described below. Results for the third quarter 2002 were also positively impacted by increased sales volumes that were mostly offset by lower selling prices.

The operating loss of $9 million for the first nine months 2002, excluding nonrecurring items and amortization of goodwill and indefinite-lived intangibles, was $21 million below the first nine months 2001 operating earnings of $12 million. This decrease was mainly due to lower selling prices that were partially offset by lower raw material costs, and an unfavorable shift in product mix.

During 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, the related assets were impaired based on expected cash flows resulting from notification of termination of this contract. Nonrecurring charges totaling approximately $69 million related to the impacted assets were recorded during the second and third quarters 2001 as part of the restructuring of the fine chemicals business, as described in Note 7 to the consolidated financial statements. Subsequently, the customer initiated discussions with the Company which resulted in an agreement being reached in June 2002 to extend the custom synthesis product contract one year based on renegotiated terms. Sales revenue related to the contract extension is expected to be approximately the same as under the prior contract. Results for the third quarter and first nine months 2001 were also negatively impacted by nonrecurring items totaling approximately $2 million related to costs associated with efforts to spin-off the specialty chemicals and plastics businesses.

SP Segment

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$158	$137	16%	$443	$414	7%
Operating earnings	9	15	(40)%	22	55	(60)%
Operating earnings excluding nonrecurring items	9	16	(44)%	22	56	(61)%

The increase in sales revenue for the third quarter 2002 compared to the third quarter 2001 was mainly attributable to interdivisional sales, which had a positive impact on revenues of 13% or approximately $18 million. Increased sales volumes, primarily attributable to increased business in lower priced products, had a positive impact on revenues of 7% or approximately $10 million. Lower selling prices had a negative impact on revenues of 5% or approximately $7 million.

Sales revenue for the first nine months 2002 increased 7% or approximately $29 million compared to the first nine months 2001 including interdivisional sales, but decreased 5% or approximately $20 million excluding interdivisional sales. The decline in sales revenue excluding interdivisional sales was attributed to a decline in selling prices, which had a negative impact on sales revenue of 3% or approximately $13 million, and decreased sales volumes, which had a negative impact on sales revenue of 2% or approximately $6 million.

The decrease in operating earnings excluding nonrecurring items in the third quarter and first nine months 2002 compared to the third quarter and first nine months 2001 was partially due to the recognition of technology licensing revenue of $6 million that was reflected in results for third quarter 2001. Operating earnings in the first nine months 2002 were also negatively impacted by a decline in selling prices and sales volumes, mainly for cellulosic plastics products.

Results for the third quarter and first nine months 2001 were negatively impacted by a nonrecurring item totaling approximately $1 million related to costs associated with efforts to spin-off the specialty chemicals and plastics businesses.

VORIDIAN DIVISION

Polymers Segment

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$398	$388	3%	$1,162	$1,228	(5)%
Operating earnings (loss)	(3)	30	(110)%	49	(133)	N/A
Operating earnings (loss) excluding nonrecurring items	(3)	31	(110)%	49	79	(38)%

Sales revenue for the third quarter 2002 increased 3% or approximately $9 million compared to the third quarter 2001 including interdivisional sales, but decreased 1% or approximately $6 million excluding interdivisional sales. The decline in sales revenue excluding interdivisional sales was attributed to lower selling prices, mainly for PET polymers, which had a negative impact on revenues of 13% or approximately $50 million. Increased sales volumes, for PET polymers and polyethylene, had a positive impact on revenues of 9% or approximately $35 million. Foreign currency exchange rates had a slightly positive impact on revenues of 2% or approximately $8 million.

Sales revenue for the first nine months 2002 decreased compared to the first nine months 2001 mainly due to lower selling prices, primarily for PET polymers, which had a negative impact on revenues of 16% or approximately $203 million. Increased sales volumes for PET polymers and polyethylene had a positive impact on revenues of 8% or approximately $100 million. Interdivisional sales also had a positive impact on revenues of 4% or approximately $39 million.

Operational disruptions at the Company's plants in Rotterdam, the Netherlands and Columbia, South Carolina negatively impacted results from operations by approximately $23 million and $28 million for the third quarter and first nine months 2002, respectively. Results were also negatively impacted by lower selling prices that were partially offset by a decrease in raw material costs. Higher sales volumes and lower unit costs resulting from increased capacity utilization had a positive impact on operating earnings.

Results for the third quarter and first nine months 2001 were negatively impacted by nonrecurring items totaling approximately $1 million and $212 million, respectively, which resulted from the write-off of a prepaid asset related to the termination of a raw material supply agreement, the write-down of underperforming polyethylene assets, and costs associated with efforts to spin-off the specialty chemicals and plastics businesses.

Fibers Segment

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales	$182	$152	19%	$541	$464	17%
Operating earnings	36	37	(3)%	109	111	(2)%
Operating earnings excluding nonrecurring items	36	38	(5)%	109	113	(4)%

The increase in sales revenue for the third quarter 2002 compared to the third quarter 2001 was primarily due to increased sales volumes and interdivisional sales. The increase in sales volumes, primarily attributed to acetyl raw materials, had a positive impact on revenues of 15% or approximately $23 million. Interdivisional sales had a positive impact on revenues of 11% or approximately $17 million. Sales revenue for the third quarter 2002 was negatively impacted by an unfavorable shift in product mix, which had a negative impact on revenues of 8% or approximately $11 million. The unfavorable shift in product mix was due to increased sales volumes of lower unit priced products, particularly acetyl raw materials.

The increase in sales revenue for the first nine months 2002 compared to the first nine months 2001 was mainly due to higher sales volumes and interdivisional sales. The increase in sales volumes, primarily for acetyl raw materials, had a positive impact on revenues of 16% or approximately $74 million. Interdivisional sales had a positive impact on revenues of 12% or approximately $55 million. An unfavorable shift in product mix had a negative impact on sales revenue of 9% or approximately $45 million. The unfavorable shift in product mix was due to increased sales volumes of lower unit priced products, particularly acetyl raw materials. Lower selling prices, primarily for acetyl raw materials, had a negative impact on sales revenue of 2% or approximately $8 million.

Operating earnings excluding nonrecurring items for the third quarter and first nine months 2002 decreased slightly compared to the third quarter and first nine months 2001. Results for the third quarter and first nine months 2001 were negatively impacted by nonrecurring items totaling approximately $1 million and $2 million, respectively, related to costs associated with efforts to spin-off the specialty chemicals and plastics businesses.

SUMMARY BY CUSTOMER LOCATION

	Third Quarter			First Nine Months

(Dollars in millions)	2002	2001	Change	2002	2001	Change

Sales by Region

United States and Canada	$788	$825	(5)%	$2,303	$2,481	(7)%
Europe, Middle East, and Africa	300	289	4%	886	877	1%
Asia Pacific	168	144	17%	471	408	16%
Latin America	118	115	2%	345	353	(2)%

Third quarter 2002 sales revenue in the United States and Canada decreased 5% or approximately $37 million compared to the third quarter 2001. The decline in revenues was mainly due to lower selling prices, primarily for the Polymers segment, which had a negative impact on revenues of 6% or approximately $48 million. An unfavorable shift in product mix, primarily in the Fibers segment, had a negative impact on revenues of 2% or approximately $14 million. These decreases were partially offset by increased sales volumes, primarily for acetyl raw materials, which had a positive impact on revenues of 3% or approximately $24 million. First nine months 2002 sales revenue in the United States and Canada decreased 7% or approximately $178 million compared to the first nine months 2001 primarily due to lower selling prices. The decline in selling prices, primarily attributed to the Polymers segment, had a negative impact on revenues of 7% or approximately $182 million. An unfavorable shift in product mix, primarily in the PCI and Fibers segments, had a negative impact on revenues of 4% or approximately $102 million. Increased sales volumes, mainly for Voridian Division products, had a positive impact on revenues of 4% or approximately $106 million.

Sales revenue outside the United States and Canada for the third quarter 2002 was $586 million, up 7% or approximately $38 million from the 2001 third quarter sales of $548 million, and was 43% of total sales in the third quarter 2002 compared with 40% for the third quarter 2001. The increase in sales revenue was primarily due to higher sales volumes and the positive effect of foreign currency exchange rates. The increase in sales volumes, primarily attributable to the Polymers segment, had a positive impact on sales revenue of 9% or approximately $50 million. Foreign currency exchange rates had a positive impact on revenues of 5% or approximately $27 million. These increases were partially offset by lower selling prices, primarily for the Polymers segment, which had a negative impact on sales revenue of 8% or approximately $42 million. First nine months 2002 sales revenue outside the United States and Canada increased 4% or approximately $64 million compared to the first nine months 2001 primarily due to increased sales volumes, which had a positive impact on revenues of 12% or approximately $199 million. Lower selling prices had a negative impact on sales revenue for the first nine months 2002 of 9% or approximately $152 million.

The increase in sales revenue in Europe, Middle East, and Africa for the third quarter 2002 compared to the third quarter 2001 was primarily due to the positive effect of foreign currency exchange rates, which had a positive impact on sales revenue of 10% or approximately $28 million. Lower selling prices, primarily for the Polymers segment, had a negative impact on revenues of 7% or approximately $19 million. Sales revenue for the first nine months 2002 was relatively flat compared to the first nine months 2001. Increased sales volumes, mainly attributable to the Hercules Businesses, had a positive impact on revenues of 6% or approximately $55 million. Foreign currency exchange rates had a positive impact on revenues of 2% or approximately $22 million. These increases were mostly offset by decreased selling prices, primarily for the Polymers segment, which had a negative impact on revenues of 8% or approximately $69 million.

The increase in sales revenue in Asia Pacific for the third quarter 2002 compared to the third quarter 2001 was primarily attributable to increased sales volumes, which had a positive impact on revenues of 18% or approximately $26 million. The increase in sales volumes was primarily attributable to the PCI and Fibers segments. Sales revenue for the first nine months 2002 increased compared to the first nine months 2001 primarily due to increased sales volumes, which had a positive impact on revenues of 21% or approximately $86 million. The increase in sales volumes was primarily attributable to the PCI and Fibers segments. Lower selling prices had a negative impact on revenues of 6% or approximately $24 million.

For the third quarter 2002, higher sales volumes in Latin America had a positive impact on revenues of 20% or approximately $23 million. Lower selling prices had a negative impact on revenues of 17% or approximately $19 million. The increase in sales volumes and the decrease in selling prices were primarily attributable to the Polymers segment. Sales revenue for the first nine months 2002 decreased slightly compared to the first nine months 2001 as lower selling prices were mostly offset by increased sales volumes. Both the decrease in selling prices and the increase in sales volumes were predominantly attributed to the Polymers segment.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

CASH FLOW

	First Nine Months

(Dollars in millions)	2002	2001

Net cash provided by (used in)
Operating activities	$528	$237
Investing activities	(188)	(447)
Financing activities	(318)	184

Net change in cash and cash equivalents	$22	$(26)

Cash and cash equivalents at end of period	$88	$75

Cash provided by operating activities in the first nine months 2002 increased approximately $291 million compared with the first nine months 2001 primarily due to the impact of changes in working capital; a change in liabilities for employee benefits and incentive compensation; and receipt of a federal income tax refund of approximately $40 million.

Changes in working capital impacted operating cash flows approximately $150 million. Working capital remained flat during the first nine months 2002 as increases in trade accounts payable largely offset the cash impact of the increases in inventories and accounts receivable. Cash provided by operating activities for the first nine months 2002 reflected a $20 million reduction during third quarter in amounts outstanding under the Company’s continuous sale of accounts receivable program. In the first nine months 2001, working capital increased as a result of a decrease in trade accounts payable and an increase in inventories and receivables, and additionally reflected the payment of certain employee incentive compensation expenses.

Changes in liabilities for employee benefits and incentive compensation impacted operating cash flows $71 million. Payments required under the Eastman Performance Plan and the Unit Performance Plan during the first half of 2002 were significantly lower than similar payments in the first half of 2001 due to the performance under these plans for 2001 and 2000.

Cash used in investing activities reflected decreased expenditures for acquisitions and capital additions in the first nine months 2002 compared with the first nine months 2001. Cash used in investing activities reflected the acquisition of Ariel Research Corporation in the first nine months 2002 and the acquisition of the Hercules Businesses in the first nine months 2001.

Cash used in financing activities in the first nine months 2002 reflected a significant decrease in commercial paper and short-term borrowings attributable to the use of proceeds from long-term debt issued during the second quarter 2002 and the use of cash generated from operations to repay indebtedness. Cash provided by financing activities in the first nine months 2001 included the effect of treasury stock purchases resulting from a reverse/forward stock split of the Company’s common stock approved by the stockholders on May 3, 2001. The payment of dividends is also reflected in both periods.

The Company expects to continue to pay a quarterly cash dividend. Priorities for use of available excess cash are to reduce outstanding borrowings, fund targeted growth initiatives such as small acquisitions and other ventures, and repurchase shares.

LIQUIDITY

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. The Credit Facility was reduced from $800 million to $600 million in the second quarter 2002 following the issuance of $400 million in fixed rate debt described below. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of September 30, 2002 and December 31, 2001. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings long term. As of September 30, 2002, the Company’s commercial paper borrowings were $84 million at an effective interest rate of 1.94%. At December 31, 2001, the Company’s outstanding Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%.

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

Through interest rate swaps entered into during the first quarter 2002, the effective interest rates of the notes due in 2004 were converted to variable rates that averaged 3.83% at September 30, 2002.

The Company expects to contribute $135 million to its U.S. defined benefit pension plans during 2003 and that additional funding will be required in 2004, although the amount of such contribution is dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors.

As described in Note 15 to the consolidated financial statements, during the second quarter 2002, the Company renegotiated a significant operating lease of machinery and equipment, extending the term through June 2007. The new agreement includes provisions that may require the Company to maintain $163 million in restricted cash to serve as collateral for the lease beginning in March 2003 if the lease is not refinanced. The Company believes the likelihood of the restricted cash provision becoming operative is remote.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization and other factors described under “Forward-Looking Statements” below.

CAPITAL EXPENDITURES

Capital expenditures were $162 million and $171 million for the first nine months 2002 and 2001, respectively. The Company continues its emphasis on cash flow management and, for 2002 and 2003, expects that capital spending and other directed investments for small acquisitions and other ventures will be no more than depreciation and amortization. Long-term commitments related to planned capital expenditures are not material.

OTHER COMMITMENTS

At September 30, 2002, the Company’s obligations related to long-term notes and debentures totaled $1.9 billion to be paid over a period extending 25 years. Other borrowings, related primarily to commercial paper borrowings, totaled approximately $96 million.

The Company had various purchase obligations at September 30, 2002, totaling approximately $1.7 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $307 million over a period of several years. Of the total lease commitments, approximately 47% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 35% relate to real property, including office space, storage facilities and land; and approximately 18% relate to railcars. The obligations described above are summarized in the following table:

	Payments Due by Period

			2003 -	2007 -	Beyond
(Dollars in millions)	Total	2002	2006	2011	2011

Long-term notes and debentures	$1,904	$—	$514	$397	$993
Commercial paper and other borrowings	96	4	92	—	—
Purchase obligations	1,722	228	765	497	232
Operating leases	307	60	125	83	39

	$4,029	$292	$1,496	$977	$1,264

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

DIVIDENDS

The Company declared cash dividends of $0.44 per share in the third quarters 2002 and 2001 and $1.32 per share in the first nine months 2002 and 2001.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company’s 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement have not had and are not expected to have a material impact on the Company’s financial condition or results of operations.

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

OUTLOOK

For the remainder of 2002 and 2003, the Company expects:

•	Typical seasonal declines in sales volumes and revenues and changes in customer buying patterns will reduce operating earnings for fourth quarter 2002 compared with third quarter 2002;

•	Additional costs related to operational disruptions at the Columbia, South Carolina site to negatively impact operating earnings by approximately $8 million to $10 million in fourth quarter 2002;

•	Insurance proceeds should significantly offset the operating earnings impact associated with the operational disruptions at its Rotterdam, the Netherlands and Columbia, South Carolina facilities. The insurance claims process is expected to be completed in the fourth quarter 2002 or early 2003, and such reimbursement will positively impact operating earnings and cash flows when completed;

•	To contribute $135 million to its U.S. defined benefit pension plans during 2003 and that additional funding will be required in 2004, although the amount of such contribution is dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors;

•	Pension and other postemployment benefit expenses in 2003 to increase $35 million to $40 million over 2002 due primarily to declining interest rates, unfavorable market performance for plan assets, and the retirement and attrition rates of employees;

•	To record an after-tax minimum pension liability adjustment to other comprehensive income of approximately $120 million to $160 million during the fourth quarter 2002 based upon the current market value of the pension plan’s assets and current interest rates;

•	Lower depreciation expense in 2003 as compared with 2002 will significantly mitigate the impact of expected pension and other post-employment benefit cost increases;

•	Earnings from operations will continue to reflect expenses related to new business development activities and that such expenses will be approximately 1% – 1-1/2% of sales revenue;

•	Combined costs related to selling and general administrative expenses and research and development costs to be at or below 11% of sales revenue;

•	To recognize increasing selling and general administrative expenses related to Cendian as it adds capacity while continuing to add new customers and revenues;

•	To generate positive free cash flow, which is defined as cash flow from operations less net capital expenditures, acquisitions and other investments;

•	To continue to pay a quarterly cash dividend;

•	Excess available cash will be used to reduce outstanding borrowings, fund targeted growth initiatives such as small acquisitions and other ventures, and repurchase shares; and

•	The favorable effective tax rate will continue or improve in the fourth quarter 2002 as a result of certain income tax contingencies that were favorably resolved; but will return in 2003 to more historic levels.

Based upon the expectations described above and the expectation that general economic conditions will improve in 2003, as of October 24, 2002 (the date of its third quarter 2002 sales and earnings press release) the Company anticipated that for 2003 earnings will be sufficient to recover the cost of capital which would result in earnings of approximately $2.70 to $2.85 per diluted share.

Longer term, the Company expects:

•	Global demand for PET polymers to grow at an average rate of approximately 10% annually over the next several years;

•	Expects peaks and troughs in the Polymers segment created by supply and demand imbalances to be less pronounced in the future; capacity utilization in the Polymers segment to be lower in 2003 than in 2002 based on industry projections worldwide; and capacity utilization to vary by region; and

•	To take appropriate actions over time to improve the Company’s credit rating to BBB+.

FORWARD-LOOKING STATEMENTS

The expectations under “Outlook” and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time relate to such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations and strategies for individual products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; future expenses and insurance reimbursement associated with recent operational disruptions; credit rating; cost reduction and control efforts and targets; integration of recently acquired businesses; development, production, commercialization, and acceptance of new products, services and technologies and related costs; and asset and product portfolio changes.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those in any such forward-looking statements:

•	The Company has manufacturing and marketing operations throughout the world, with approximately 45% of the Company’s revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company’s revenues, expenses and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenues, expenses and results and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company’s results of operations.

•	The Company has made and may continue to make acquisitions, divestitures and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.

•	The Company has made strategic technology investments, including formation of joint ventures and investments in other technology businesses, in order to build certain Eastman capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company’s results of operations.

•	The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.

•	The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company’s earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material costs, or have a negative impact on demand and volume.

•	The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which the Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

•	The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products.

•	The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company’s financial condition and results of operations until such business is replaced.

•	Limitation of the Company’s available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses and results.

•	The Company’s facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company’s accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The estimates depend on a number of factors including those associated with on-going operations and remedial requirements. On-going operations can be affected by unanticipated government enforcement action, which in turn is influenced by the nature of the allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product deselection. Remedial requirements at contaminated sites are dependent on the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

•	The Company accesses the capital markets on a regular basis. Access to these markets and the cost of capital is dependent upon the Company’s credit rating received from independent credit rating agencies. A downgrade of one level in the Company’s credit rating is not anticipated, but should it occur, would not cause a significant impact on the commitments or sources of capital available to the Company, and would not have a material impact on the Company’s results of operations. However, an adverse change in the Company’s credit rating could affect the renewal of existing credit facilities or the Company’s ability to obtain access to new credit facilities in the future, could adversely affect the terms under which the Company can borrow, and could increase the cost of borrowings under such facilities.

•	The Company’s operations from time to time are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any of such pending matters, including the sorbates litigation and the asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings in a particular future period.

Sorbates litigation

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine in the third quarter of 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea in Canada admitted that the same conduct that was the subject of the United States guilty plea had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The Canadian fine has been paid and was recognized as a charge against earnings in the fourth quarter of 1999.

In the wake of the September 30, 1998, plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in a number of putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price fixing. All but four of these more than twenty lawsuits have been resolved via settlement. Of the remaining cases, one has been settled and the settlement has been approved at the trial court level, but an appeal of that approval is pending. No class has been certified in any of the other three remaining cases, and the trial court in one of them decided in October 2002 that that case would not proceed as a class action. The Company has filed a dispositive motion in one of the other remaining cases and the other case is inactive.

In addition, several states have recently sued the Company and other defendants in connection with the sorbates matter, seeking unspecified damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. Several other states have advised the Company that they intend to bring similar actions against the Company and others.

The Company has recognized charges to earnings in each of the past four years for estimated and actual costs, including legal fees, related to the sorbates fine and litigation. While the Company intends to continue to vigorously defend the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

Asbestos litigation

Over the years, Eastman has been named as a defendant in lawsuits in various state courts in which plaintiffs allege injury due to exposure to asbestos at Eastman’s manufacturing sites and seek unspecified monetary damages and other relief. Historically, these cases have been dismissed or settled without a material effect on Eastman’s financial results. Recently, Eastman has experienced an increase in the number of asbestos claims and in the settlement demands of plaintiffs. The Company is currently evaluating the allegations and claims made in recent asbestos-related lawsuits and intends to vigorously defend these actions or to settle them on acceptable terms. The Company presently believes that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to additional monetary damages, costs or expenses and additional charges against earnings.

ITEM 2. CHANGES IN SECURITIES

(c)	On January 2, 2002, the Company granted options to purchase an aggregate of 1,282 shares of its common stock on or after July 2, 2002 at an exercise price of $39 per share. On July 1, 2002, the Company granted options to purchase an aggregate of 1,064 shares of its common stock on or after January 1, 2003 at an exercise price of $47 per share. Such options were granted to non-employee directors who elected under the 1996 Non-employee Director Stock Option Plan to receive options in lieu of all or a portion of their semiannual cash retainer fee. The Company issued the options in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 44.

(b)	Reports on Form 8-K

On August 13, 2002, Eastman filed a report on Form 8-K announcing that J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, and James P. Rogers, Senior Vice President and Chief Financial Officer, had (i) submitted to the Securities and Exchange Commission (“SEC”) sworn statements pursuant to SEC Order No. 4-460 concerning the Company’s 2001 Annual Report on Form 10-K, its proxy statement for the 2002 Annual Meeting of Stockholders, its Quarterly Reports on Form 10-Q for the first and second quarters of 2002 and all Form 8-Ks filed to date in 2002 and (ii) certified certain matters in connection with the Company’s Quarterly Report on Form 10-Q for the second quarter of 2002 pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: November 14, 2002	By:	/s/ James P. Rogers

James P. Rogers Senior Vice President and Chief Financial Officer

CERTIFICATIONS

I, J. Brian Ferguson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Eastman Chemical Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ J. Brian Ferguson

J. Brian Ferguson Chairman of the Board and Chief Executive Officer

I, James P. Rogers, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Eastman Chemical Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

/s/ James P. Rogers

James P. Rogers Chief Financial Officer

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended October 5, 2000 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.01	Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”)

4.02	Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company’s Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)

4.03	Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s current report on Form 8-K dated January 10, 1994 (the “8-K”))

4.04	Form of 6-3/8% Notes due January 15, 2004 (incorporated herein by reference to Exhibit 4(c) to the 8-K)

4.05	Form of 7-1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)

4.06	Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s Current Report on Form 8-K dated June 8, 1994 (the “June 8-K”))

4.07	Form of 7-5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

4.08	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”))

4.09	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.10	Officer’s Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

Exhibit		Sequential
Number	Description	Page Number

4.11	$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

4.12	Credit Agreement, dated as of July 13, 2000 (the “Credit Agreement”) among Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.01*	Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated October 7, 2002	46

10.02*	Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002	48

10.03*	Amended and Restated Registration Rights Agreement, dated January 2, 2002	57

10.04*	Amendment Number Three to the Eastman Chemical Company Benefit Security Trust, dated January 2, 2002	69

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	72

99.01	Operating Segment Information, Sales Revenue Change, Volume Effect, Price Effect and Interdivisional Effect	73

99.02	Operating Segment Information, Percentage Growth in Sales Volume Compared to Prior Year	74

99.03	Operating Segment Information, Sales Revenue by Segment	75

99.04	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by J. Brian Ferguson, Chief Executive Officer and James P. Rogers, Chief Financial Officer, for the quarter ended September 30, 2002	76

*  Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10)(iii) of Regulation S-K.