Form 10-K
period 2002-12-31
EASTMAN CHEMICAL CO
filed 2003-03-11
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12626

EASTMAN CHEMICAL COMPANY

(Exact name of registrant as specified in its charter)

Delaware	62-1539359
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

100 N. Eastman Road Kingsport, Tennessee	37660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 229-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

PAGE 1 OF 190 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 120

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes   ☒    No   ☐

The aggregate market value (based upon the closing price on the New York Stock Exchange on June 30, 2002) of the 77,085,937 shares of common equity held by nonaffiliates as of December 31, 2002 was approximately $3,615,330,445, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude common stock that may be deemed beneficially owned as of December 31, 2002 by the current directors and executive officers and Eastman Chemical Company’s (“Eastman” or the “Company”) charitable foundation, some of whom might not be held to be affiliates upon judicial determination. At December 31, 2002, 77,346,296 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders (the “2003 Proxy Statement”), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 12 of this Annual Report on Form 10-K (the “Annual Report”) as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual products, businesses, segments and divisions as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans; pension expenses and funding; future expenses and insurance settlement associated with operational disruptions; credit rating; cost reduction and control efforts and targets; integration and rationalization of acquired businesses; development, production, commercialization, and acceptance of new products, services and technologies and related costs; and business, asset and product portfolio changes.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included with such forward-looking statements and in Part II—Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors.”

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM		PAGE

PART I
1.	Business	4-26
	Executive Officers of the Company	27
2.	Properties	28-29
3.	Legal Proceedings	30-31
4.	Submission of Matters to a Vote of Security Holders	32
PART II
5.	Market for the Registrant’s Common Stock and Related Stockholder Matters	33
6.	Selected Financial Data	34
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35-65
7A.	Quantitative and Qualitative Disclosures About Market Risk	66
8.	Financial Statements and Supplementary Data	67-111
9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	112
PART III
10.	Directors and Executive Officers of the Registrant	113
11.	Executive Compensation	113
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	113-114
13.	Certain Relationships and Related Transactions	114
14.	Controls and Procedures	114
PART IV
15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	115
SIGNATURES
Signatures		116-117
Certifications		118-119

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

PART I

ITEM 1.   BUSINESS

CORPORATE PROFILE

Eastman Chemical Company (“Eastman” or the “Company”), a global chemical company engaged in the manufacture and sale of a broad portfolio of chemicals, plastics, and fibers, began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company’s (“Kodak’s”) photographic business. The Company was incorporated in Delaware in 1993 and became an independent entity as of December 31, 1993, when Kodak spun off its chemicals business. The Company’s headquarters and largest manufacturing site are located in Kingsport, Tennessee.

Eastman is the largest producer of polyethylene terephthalate (“PET”) polymers for packaging based on capacity share and is a leading supplier of raw materials for paints and coatings, inks and graphic arts, adhesives, textile sizes, and other formulated products, and of cellulose acetate fibers. Eastman has 41 manufacturing sites in 17 countries that supply major chemicals, fibers, and plastics products to customers throughout the world. In 2002, the Company had sales revenue of $5.3 billion, operating earnings of $208 million, and net earnings of $61 million. Earnings per diluted share were $0.79.

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment, the Performance Chemicals and Intermediates (“PCI”) segment and the Specialty Plastics (“SP”) segment. Voridian Division contains the Polymers segment and the Fibers segment.

EASTMAN DIVISION

Business and Industry Overview

Operating in a variety of markets with varying growth prospects and competitive factors, the segments in Eastman Division manufacture a diverse portfolio of specialty chemicals and plastics that are used in a wide range of consumer and industrial markets. With 35 manufacturing sites in 15 countries, Eastman Division is focused on providing its customers with chemicals and plastics products that meet their evolving needs. Eastman Division is comprised of the following segments: CASPI, PCI, and SP, which are more fully discussed below.

The CASPI segment generally competes in the markets for raw materials for paints and coatings, inks and graphic arts and adhesives. Growth in these markets in North America and Europe typically coincides with economic growth in general, due to the wide variety of end uses for these applications and the particular dependence on the economic conditions of the market for durable goods. Higher growth sub-markets exist within North America and Europe, driven primarily by increasing governmental regulation. Industry participants are promoting, for example, products and technologies primarily designed to reduce air emissions. Growth outside of North America and Europe is substantially higher, driven primarily by the increasing requirements of industrializing economies. The adhesives raw materials market historical growth rate has been consistent with general economic growth. In addition to steady overall market growth, Eastman believes that greater growth opportunities exist for hot melt adhesives due to their superior performance characteristics and the resulting ability to displace other adhesives.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

The SP segment competes in the market for the development of plastics that meet specific performance criteria, typically determined on an application-by-application basis. Development is dependent upon a manufacturer’s ability to design products that achieve specific performance characteristics determined by the customer, while doing so either more effectively or more efficiently than alternative materials such as polycarbonate (“PC”) and acrylic. Increases in market share are gained through the development of new applications, substitution of plastic for other materials, and particularly, displacement by plastic resins in existing applications. The Company estimates that the market growth for copolyesters, which has historically been high due to the relatively small market size, will be substantially higher than general economic growth due to displacement opportunities. Eastman believes that growth of the cellulosic plastics markets will be flat or, at best, equal to the rate of growth of the economy in general.

Strategy

The Company’s objectives for Eastman Division are to improve gross margins, accelerate revenues and earnings growth through exploiting growth opportunities in its core businesses, and build capabilities for future growth. The key elements of this strategy include:

•	Improve Gross Margins

▶	Integrate Acquisitions

The Company has substantially completed the integration of a number of acquisitions in its Eastman Division, which is expected to improve cost structure and business focus. As part of its integration process, the Company applied its historical expertise in manufacturing process improvements and supply chain management to these businesses. In particular, the Company has completed the deployment of its management teams among the businesses it has acquired as part of the CASPI growth strategy, and substantially completed the worldwide implementation of its enterprise resource planning systems among these operations in July 2002.

▶	Rationalization of Businesses and Products

The Company continues to evaluate its portfolio of products and businesses, which has resulted in the exiting of certain products and businesses. The Company expects further rationalization to occur, which could result in additional product lines or businesses being removed from its portfolio to improve overall profitability. In addition, the Company anticipates that it will further consolidate manufacturing facilities, primarily in the CASPI segment, to improve profitability.

The Company intends to continue to implement historically successful initiatives to eliminate inefficiencies and unnecessary costs, as well as improve manufacturing processes, all with the goal of improving the cost structure of Eastman Division segments. For example, the Company intends to improve gross margin by:

•	driving cost efficiency throughout the supply chain;

•	utilizing shared services;

•	using information technology for productivity gains and cost savings;

•	applying Six Sigma*, a quality improvement program aimed at reducing costs, improving customer satisfaction, and improving efficiency through reduction of variation and defects; and

•	aggressively implementing selling price increases to offset raw material cost increases.

The economic downturn in 2002 reduced demand for Eastman Division’s products, but the Company is well positioned to achieve benefits from improved capacity utilization without the need for significant incremental capital investment, particularly in oxo chemicals and coatings products.

* Six Sigma is a trademark of Motorola, Inc.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

•	Exploit Growth Opportunities in Core Businesses

▶	Develop New Specialty Products and Expand into New Markets

Eastman believes that it is a market leader based on sales in a number of Eastman Division’s product lines, and is focused on growth through continued innovation and displacement of competitive products with offerings that provide greater functionality or better value. Recent examples of the continued focus on the development of new and innovative products are DuraStar™, Embrace™, and Provista™ in the SP segment. Recent examples of efforts to enter new markets include the aggressive introduction by the CASPI segment of coatings products using waterborne, powder and pigment dispersion technologies to meet the growing requirement for environmentally friendly products. In addition, growth opportunities will be driven by optimization of Eastman Division’s product portfolio.

▶	Leverage Opportunities Created by the Broad Product Line

Eastman Division is able to offer a broad array of complementary products that customers would otherwise need to obtain from multiple manufacturers, increasing cross-selling opportunities. In addition, the CASPI segment is organized as an integrated platform that combines its leading products and technologies in order to develop additional customer-specific applications. This integrated platform should allow Eastman Division to further benefit from advancements and developments with respect to one product line by applying them to another product line; for instance, its ability to use technology from the adhesives market in applications for the coatings and inks market.

•	Build Capabilities for Future Growth

▶	Develop Customer Service Oriented Initiatives to Leverage Unique Capabilities

The Company is expanding beyond the core business of chemicals and plastics manufacturing to develop less capital-intensive service businesses that allow it to take advantage of its long-term customer relationships, operational skills and technological capabilities.

▶	Cendian Corporation

Launched by the Company in 2000, Cendian Corporation (“Cendian”) is an Eastman subsidiary that offers logistics services for small to mid-sized chemicals manufacturers. Cendian combines the Company’s long-standing distribution and logistics capabilities and its strong reputation and brand in the chemicals industry with recent information technologies to create a full-scale outsourcing logistics provider for chemicals industry participants. Cendian supports substantially all of the Company’s worldwide logistics requirements, as well as provides logistics outsourcing services to other chemicals manufacturers globally.

▶	Ariel Research Corporation

In January 2002, Eastman acquired Ariel Research Corporation (“Ariel”). Ariel, headquartered in Bethesda, Maryland, is a leading provider of worldwide regulatory information and software products that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental, and dangerous goods compliance. Ariel’s comprehensive product offerings arise from its over 14 year history of delivery of improvement protocols for environmental, health and safety operations. Its customers include major global corporations in the chemical, pharmaceutical, consumer products, aerospace, electronics and telecommunications markets. The addition of Ariel’s capabilities should result in better product stewardship information solutions for the Company’s customers.

▶	Coal Gasification Services

The Company is developing a service business model for coal gasification operations as an alternative clean technology for producing electric power. Recognized as an industry leader in reliability and efficiency of gasification operations, Eastman has operated a coal gasification plant in Kingsport, Tennessee for approximately 20 years. Eastman Division plans to leverage its expertise in gasification by offering operations and maintenance services to third party gasification facilities. In the fourth quarter of 2002, the Company entered into a cooperative agreement with Texaco Development Corporation, a wholly-owned subsidiary of ChevronTexaco Corporation, that will enable Eastman to provide operation, maintenance, management and technical services, as well as parts fabrication and sales, for gasification plants of Texaco Development licensees.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

▶	Pursue Opportunities for Business Development and Diversification

The Company currently has in place and continues to pursue opportunities for joint ventures, equity investments and other alliances. These strategic initiatives are expected to diversify and strengthen businesses by providing access to new markets and high-growth areas as well as providing an efficient means of ensuring that Eastman is involved in and supportive of technological innovation in or related to the chemicals industry. The Company is committed to pursuing these initiatives in order to capitalize on new business concepts that differentiate it from other chemical manufacturers and that will provide incremental growth beyond that which is inherent in the chemicals industry and at lesser capital investment requirements.

The Company’s current initiatives include its approximate 42% equity interest in Genencor International, Inc. (“Genencor”), a publicly traded biotechnology company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets, and a developer of integrated genomics technology. The Company, which was an early stage investor and held a 50% interest prior to Genencor’s initial public offering in 2000, believes this investment provides the opportunity for a financial return as well as access to complementary technologies that may result in expanded product offerings and additional market penetration. Genencor is accounted for by the equity method of accounting for investments in common stock. Genencor’s common stock is registered under the Securities Exchange Act of 1934 and is listed on the NASDAQ National Market System under the symbol GCOR. See the “Investments” section of Note 1 to the Company’s consolidated financial statements for a discussion of the equity method of accounting for the investment in Genencor.

CASPI SEGMENT

•	Overview

Through the CASPI segment, Eastman Division manufactures binders, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions, which are integral to the production of paints and coatings, inks and graphic arts, adhesives, textile sizes and other formulated products. The CASPI segment focuses on raw materials rather than finished products in order to develop long-term, strategic relationships and achieve preferred supplier status with its customers. In 2002, the CASPI segment had sales revenue of approximately $1.6 billion, which represented 29% of Eastman’s total sales and 43% of Eastman Division’s total sales.

Success in the CASPI segment is dependent upon Eastman Division’s ability to realize value from the optimization of returns from recently-acquired businesses and assets and to capitalize on organic growth opportunities by offering existing products and technologies to new markets and new products and technologies to customers in multiple markets. For these reasons, activities within the CASPI segment are focused on capitalizing on the higher growth rates in environmentally friendly products such as waterborne, powder and pigment dispersion technologies and on higher growth geographical markets, such as the Asia Pacific region. The CASPI segment has strong technology capabilities and an international presence that position it to take advantage of new product growth and international opportunities. Continued optimization will result in further operational efficiencies in areas such as manufacturing, supply chain and cost management. This optimization, coupled with further rationalization of businesses and products, is expected to improve overall gross margins.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

•	Products

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment’s products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol™ coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.

The CASPI segment’s annual sales revenue is approximately 50% to paint and coatings markets, approximately 25% to adhesives markets, and approximately 25% to inks and graphic arts and other markets. The following table describes the CASPI segment’s major product groups and the primary (P) and secondary (S) markets into which those products are sold:

Markets

	Paints	Inks and
	and coatings	graphic arts	Adhesives	Other

Product Groups

Binders and resins	P	P	P	S
Liquid vehicles (solvents)	P	P	S	S
Pigment concentrates and additives	P	P	—	S
Unsaturated polyester resins	—	—	—	P
Polyester and acrylic emulsions	P	S	S	P

•	Growth Strategy

The CASPI segment’s market position has been enhanced through a combination of internal product development and strategic acquisitions of products and technology, and cost reduction efforts.

A key element of the CASPI segment’s growth strategy is the continued development and implementation of innovative product offerings in high–growth areas that meet customers’ evolving needs and improve the quality and performance of customers’ end products. Eastman Division believes that its ability to leverage its broad product line and industry-leading research and development capabilities across the CASPI segment make it uniquely capable of offering a broad array of solutions for new and emerging markets.

Eastman Division is focused on the expansion of the CASPI segment’s product offerings into other high-growth areas. These include areas with growth due to specific product developments, such as adhesion promoters, high solids coatings, and water-based products, as well as growth in geographic areas due to the level and timing of industrial development. Due to the Company’s global manufacturing presence, it is strategically positioned to take advantage of areas of high industrial growth.

The CASPI segment has realized significant savings through the consolidation of plant operations and continues to implement projects to leverage common corporate systems and infrastructure, as well as best manufacturing practices and processes. Further cost reductions are expected to be realized through improvements in supply chain, distribution channels, and other optimizations. The CASPI segment’s product and resource portfolios are expected to be consolidated to maximize value creation and reduce costs, including through the previously announced closing of two sites during 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

In the future, the Company intends to continue to leverage its resources by sharing best practices, both internal and those acquired, across the CASPI segment and throughout the entire company. Although sales and application development is often specialized by end-use market, developments in technology may be successfully shared across all end uses. In addition, new product offerings and manufacturing assets are shared across multiple end uses.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base in the CASPI segment is broad and diverse. This segment has more than 3,000 customers around the world and 80% of its sales revenue in 2002 was attributable to approximately 250 customers. Eastman Division focuses on establishing long-term, customer service oriented relationships with its strategic customers in order to become their preferred supplier. Eastman Division sees significant growth potential in its ability to leverage these relationships to provide sales opportunities in previously underserved markets, as well as expand the scope of its value-added services. However, from time to time, customers decide to vertically integrate their own processes and internally develop products or diversify their sources of supply that had been provided by Eastman. Growth in these markets in North America and Europe typically coincide with economic growth in general, due to the wide variety of end uses for these applications and particular dependence on the economic conditions of the market for durable goods.

•	Competition

Competition within the CASPI segment markets varies widely depending on the specific product or product group. Because of the depth and breadth of its product offerings, Eastman does not believe that any one of its competitors presently offers all of the products that it manufactures within the CASPI segment. Additionally, Eastman believes that, based on estimated sales revenue, it is the largest producer of raw materials for the inks and graphic arts market that it serves and the second largest producer of resins for adhesives. However, many of the Company’s competitors within portions of its CASPI segment are substantially larger companies, such as The Dow Chemical Company(“Dow”), BASF Corporation, and Exxon Mobil Corporation, which may have greater financial and other resources than those of Eastman. Additionally, within each market in this segment, the Company competes with other smaller, regionally focused companies that may have advantages based on location, local market knowledge, manufacturing strength in a specific product, or other factors. At any time, any one or more of these competitors could develop additional products that compete with, or that may make obsolete, some of Eastman’s current product offerings.

Eastman does not believe that any of its competitors is dominant within the CASPI segment’s markets. Further, the Company attempts to maintain competitive advantages through its level of vertical integration, breadth of product and technology offerings, low-cost position, consistent product quality and process and market knowledge. In addition, Eastman attempts to leverage its strong customer base and long-standing customer relationships to promote substantial recurring business, further strengthening its competitive position.

PCI SEGMENT

•	Overview

The Company’s PCI segment manufactures diversified products that are used in a variety of markets and industrial and consumer applications, including chemicals for agricultural intermediates, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding and chemical manufacturing intermediates. The PCI segment also offers custom manufacturing services through its custom synthesis business. The Company believes it has one of the industry’s broadest product offerings, ranging from custom manufacturing to high volume manufacturing of complex organic molecules for customers. In 2002, the PCI segment had sales revenue of $1.5 billion, which represented 21% of Eastman’s total sales and 41% of Eastman Division’s total sales.

Because a portion of the PCI segment’s sales are derived from higher margin, highly specialized products with niche applications, success in the PCI segment will require the Company to continue to innovate and develop new products and find new applications for its existing products. Eastman Division intends to invest in high–growth specialty products, such as additives for food, personal care and pharmaceuticals, where it believes the highest returns can be generated. Eastman Division is also concentrating its efforts on new uses for existing products, such as optical brighteners and specialty anhydrides. Some of Eastman Division’s other products in this segment are more substitutable and price sensitive in nature, requiring the Company to operate on a lower cost basis while maintaining high quality products and customer service.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

•	Products

The PCI segment offers over 150 products to customers, many of whom are major producers in a broad range of markets. The following is a summary of key products:

▶	Specialty Organic Chemicals

Eastman manufactures complex organic molecules such as diketene derivatives, specialty ketones, specialty anhydrides, optical brighteners and color developers for fiber, food and beverage ingredients and photographic chemicals, which are typically used in market niche applications. The Company also engages in custom manufacturing of complex organic chemicals where business is developed on a customer-by-customer basis after significant consultation and analysis. These niche and custom manufacturing products are typically priced based on the amount of value added rather than supply and demand factors, and are often characterized by higher margins and steady growth rates.

▶	Other Chemicals Primarily for Chemical Manufacturing, Polymer Compounding and Pharmaceutical Applications

Eastman manufactures a variety of intermediate chemicals based on oxo and acetyl chemistries. The Company is the largest marketer of acetic anhydride in the United States, a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products. Eastman manufactures the broadest range of oxo aldehyde derivatives products in the world and owns proprietary technology for the production of epoxybutene (“EpB™”) oxirane, an intermediate with growing use in pharmaceuticals and other small volume, high–value specialty products. The Company’s other products include plasticizers, glycols and polymer intermediates. Many of the products in this portion of the PCI segment are priced based on supply and demand of substitute and competing products. In order to maintain a competitive position, the Company strives to operate with a low–cost manufacturing base.

•	Growth Strategy

A two-pronged strategy for success in the PCI segment focuses on continuing to develop and access markets with high growth potential for the Company’s specialty organic chemicals, while maintaining its competitive advantage as a low-cost, high quality and customer service oriented supplier of products to other chemicals customers. The Company engages in customer focused research and development initiatives in order to develop new products and find additional applications for existing products, both in response to, and in anticipation of, customer needs. The Company believes that this strategy will enable it to remain a leader in application-specific, higher margin PCI products. For example, Eastman has leveraged its expertise in chemicals manufacturing to jointly develop with Genencor a process for making ascorbic acid, or vitamin C, which provides significantly lower manufacturing costs over current processes. Additionally, Eastman has been successful in developing new applications for some of its existing PCI products. For instance, Sustane ™ SAIB, which has long been used as a coatings additive and for inks end uses, has new applications in the U.S. as a stabilizer in citrus flavored drinks. Food and Drug Administration regulations now allow the use of SAIB for this application. In the future, the Company expects to continue to capitalize on applications such as these in biotechnology and in other industries, and intends to seek to create additional opportunities to apply its products in new and innovative ways.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

In order to build on and maintain its status as a low–cost producer, Eastman continuously focuses on cost control, operational efficiency and capacity utilization in order to maximize earnings. The Company’s highly integrated and world-scale manufacturing facilities position it to achieve its strategic goals. For example, the Kingsport, Tennessee manufacturing facilities allow the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. Similarly, at the Longview, Texas facility, the PCI segment utilizes local ethane and propane supplies along with Eastman’s proprietary oxo-technology in the world’s largest single-site oxo-aldehyde manufacturing facility to produce a wide range of alcohols, esters and other derivatives products. These integrated facilities, combined with large scale production processes and continuous focus on additional process improvements, allow the Company to remain cost competitive with, and for many products cost-advantaged over, its competitors.

•	Customers and Markets

Because of the niche applications of the PCI segment’s specialty organic chemical products, each individual product offering is tailored to specific end uses. Other performance chemicals and intermediates are more readily substitutable, and have a more identifiable potential customer base. In order to obtain a better understanding of its customers’ requirements, which in turn allows it to focus on developing application-specific products, the Company focuses on establishing long-term, partnership-oriented relationships with its customers. From time to time, customers decide to vertically integrate their own processes and internally develop products or diversify their sources of supply that had been provided by Eastman. Approximately 80% of the PCI segment’s sales revenue in 2002 was to 100 customers out of approximately 1,450 customers worldwide.

During 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, the related assets were impaired as expected cash flows over the remaining term of the contract were not sufficient to recover the carrying value of such assets. Nonrecurring charges related to the impacted assets were recorded during the second and third quarters 2001 as part of the $69 million in charges taken for restructuring of the fine chemicals product lines, as described in Note 15 to the Company’s consolidated financial statements. Subsequently, the customer initiated discussions with the Company, which resulted in an agreement being reached in June 2002, to extend the custom synthesis product contract one year based on renegotiated terms. Sales revenue related to the contract extension was approximately 3% of the PCI segment’s sales in 2002.

The PCI segment’s products are used in a variety of markets and end uses, including agrochemical, automotive, beverages, catalysts, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles and consumer and industrials. The markets for products with market-based pricing in the PCI segment are cyclical. This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. Demand, in turn, is based on general economic conditions, energy prices, consumer demand and other factors beyond the Company’s control. Eastman may be unable to increase or maintain its level of sales in periods of economic stagnation or downturn, and its future results of operations and financial condition may experience fluctuations from period to period due to these economic conditions. The Company believes many of these markets to be in the “trough” of the cycle. Cyclicality is expected to remain a significant factor in the PCI segment, particularly in the near term, as existing capacity becomes absorbed and utilization rates increase from current levels. The Company believes that, as excess capacity disappears, market conditions will improve.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

•	Competition

For specialty organic chemicals and other niche applications, there are typically few equivalent products, as the products and their applications are very specialized. For this reason, producers compete with others only to the extent they attempt to manufacture similar or enhanced products that share performance characteristics. Barriers to entry in this market have typically been cost, either due to raw material, integration, size or capacity issues, technology and customer service. On a general level, Eastman’s primary competitors for specialty organic chemicals are multinational specialty chemical manufacturers such as Ciba Specialty Chemicals Holding Inc., Clariant International Ltd. and Lonza Group Ltd. Recently, an increasing number of producers, primarily from China and India, have been entering the market primarily on price, benefiting from low-cost labor, less stringent environmental regulations and government support. These producers may later focus on improving their product quality and customer service. Although the entry of new competitors is impacting the pricing of existing products, Eastman believes it currently maintains a competitive advantage over these competitors due to the combination of its successful research and development applications, its low-cost manufacturing base due to vertical integration, its long-term customer relations and related customer service focus, as well as the fact that these suppliers are frequently unable to produce products of consistently high quality.

For the majority of the PCI segment’s products with market-based pricing, historically there have been significant barriers to entry, namely the fact that the relevant technology has been held by a small number of companies. As this technology has become more readily available, competition from multinational chemicals manufacturers has intensified. Eastman competes with these and other producers primarily based on price, as products are interchangeable, and, to a lesser extent, based on technology, marketing and other resources. While some of the Company’s competitors within the PCI segment have greater financial resources than Eastman does, which may better enable them to compete on price, the Company believes it maintains a strong position due to a combination of its scale of operations, breadth of product line, level of integration and technology leadership. For manufacturers of products with market-based pricing, there continues to be increasing consolidation, as evidenced by the combination of Dow and Union Carbide Corporation in 2001.

SP SEGMENT

•	Overview

The SP segment produces highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. In 2002, the SP segment had sales revenue of $595 million, which represented approximately 10% of Eastman’s total sales and 16% of Eastman Division’s total sales.

Specialty copolyester products within the SP segment, including modified specialty copolyesters such as Eastar™ and Spectar™, have higher than industry average growth rates. Eastman’s specialty copolyesters, which generally are based on Eastman’s market leading supply of CHDM modified polymers, typically fill a market position between polycarbonates and acrylics. While polycarbonates traditionally have had some superior performance characteristics, acrylics have been less expensive. Specialty copolyesters combine superior performance with competitive pricing and are taking market share from both polycarbonates and acrylics as their performance characteristics continue to improve and their pricing remains competitive.

The specialty copolyesters market also includes environmentally friendly specialty copolyesters and plastic sheeting that allow for flexibility in designing signs and displays. The SP segment includes cellulosic plastics, which has historically been a steady business with strong operating margins for the Company, and also includes what Eastman believes is a North American market-leading position in cellulose esters for tape and film products and cellulose plastics for molding applications.

Eastman has the ability within its SP segment to modify its polymers and plastics to control and customize their final properties, creating numerous opportunities for new application development, including the expertise to develop new materials and new applications starting from the molecular level in the research laboratory to the final designed application in the customer’s plant. In addition, the SP segment has a long history of manufacturing excellence with strong process improvement programs providing continuing cost reduction.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Manufacturing process models and information technology systems support global manufacturing sites and provide monitoring and information transfer capability that speed up the innovation process.

•	Products

The SP segment’s key products are:

▶	Engineering and Specialty Polymers

Engineering and specialty polymers accounted for approximately 50% of the SP segment’s 2002 sales revenue. Engineering and specialty polymers include a broad line of polyesters, filled polyesters, copolyesters, alloys, and cellulosic plastics that are sold to a diverse and highly fragmented customer base in numerous market segments on a global basis. Approximately 50% of the revenues from engineering and specialty polymers are generated in North America. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. Engineering and specialty polymers products are sold into three sectors: durable goods (e.g., components used in appliances, electronic products and to a lesser degree, automobiles); medical goods (e.g., disposable medical devices, healthcare equipment and instruments, and pharmaceutical packaging); and personal care and consumer goods (e.g., housewares, cosmetics, tools, toys and a variety of other uses). Engineering and specialty polymers sales revenue is approximately 30% to durable goods, approximately 20% to medical goods, and approximately 50% to personal care and consumer goods.

The products for engineering and specialty polymers are heavily specification-driven. The Company works with original equipment manufacturing companies to enable product designers to design polymers for a specified use in a specified product. Although the average life cycle of many of these products is shrinking over time, the Company works to identify uses for the polymers in products that will have multi-year lives. In working with original equipment manufacturing companies on new consumer product designs, new polymer products are often developed for use in a particular type of end-use product. There are numerous variations of polymer products sold under ten different trade names.

The Company competes in market niches requiring polymers with combinations of clarity, toughness and chemical resistance.

▶	Specialty Film and Sheet

Approximately 25% of the SP segment’s 2002 revenue resulted from sales of specialty film and sheet products. The key markets for specialty film and sheet are packaging, display and building and construction. The SP segment’s specialty film and sheet annual sales revenue is approximately 50% to packaging, 45% to display and approximately 5% to building and construction.

Direct customers are film and sheet producers, but extensive marketing activities target customers in end-use markets. The Company is a major supplier of specialty film and sheet to selected markets, but with less than 10% of the global specialty film and sheet market, substantial growth opportunities exist for Eastman. The growth strategy is to penetrate new market segments or geographies and offer a substitute for other materials by providing an improved or lower cost solution.

Specialty film and sheet is sold in the packaging markets including medical and electronic component trays, shrink label films and multilayer films. Copolyester use in these markets is relatively mature with the exception of shrink label films. Competitive materials in these markets are typically PET, PVC and polystyrene. Eastman’s primary brands for these markets are Eastar™ and Embrace™ copolyesters.

In the display market, Spectar™ copolyester is marketed primarily for point of purchase displays including indoor sign and store fixtures. Eastar™ copolyester is marketed into the graphics market. Copolyester use in these markets is expected to grow above market rates. Competitive materials in these markets are typically PET, PVC, polymethylmethacrylate (“PMMA”), and PC.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

The building and construction market is a new focus for specialty film and sheet beginning with Kelvx™ resin for the sign market. The Company plans to seek a number of new opportunities within this market. The use of copolyester in these markets is expected to grow significantly above market rates. Competitive materials in these markets are typically PMMA and PC.

▶	Packaging, Film and Fiber

Packaging, film and fiber products, which represented approximately 25% of the SP segment’s 2002 revenue, include a range of specialty polymer products for markets such as photographic, optical film, biodegradable food service packaging and industrial film, nonwovens and tapes/labels. Customers are typically manufacturers of film and fiber products, employing a range of processing technologies, including film and sheet melt extrusion, thermoforming, solvent casting, fiber extrusion and extrusion coating. These films and fibers products are further converted to produce value-added products, such as photographic film, adhesive tape, or nonwoven articles, which are sold as branded items. Products include cellulose esters, copolyesters, specialty polyesters and concentrates/additives. Packaging, film and fiber sales consist of 75% photographic and optical film, 15% tapes and labels, 10% biodegradable, packaging, industrial film and nonwovens. Currently, North America comprises 85% of sales revenue for packaging, film and fiber. Competition is primarily from other producers of copolyesters.

The Company expects to expand the current customer base for packaging, film and fiber products to penetrate other regions with existing products and to develop new products targeted at the optical films and biodegradable packaging and film markets.

•	Growth Strategy

The SP segment is focused on innovation and marketing and, within the past three years, has commercialized over 15 new products. Eastman Division believes that the continued differentiation of its current offerings and introduction of new products will provide access to previously underserved markets, such as its introduction of polymers with higher heat resistance and products designed to be environmentally friendly. Additionally, the SP segment develops product enhancements in order to respond to specific market needs, and expects this to result in increased market penetration for existing products. The SP model of innovation leverages a unique and growing portfolio of cellulosics and specialty copolyesters, such as Embrace™ for shrink film, Provista™ for retail displays, Durastar™ for cosmetic and household applications, and Kelvx™ resin for higher temperature sheet applications. This product portfolio is focused on substitution for other materials, such as PC, acrylic, or PVC, in applications that require clarity, toughness and chemical resistance.

The Company expects to continue to pursue profitable alliances with strategic customers to engage in branding in order to increase name recognition, to offer one of the industry’s widest varieties of products and to maintain its focus on high-growth markets, all with the intent of maximizing the return from its recognized brand position in its SP products.

•	Customers and Markets

The SP segment produces highly-specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess performance properties for value-added end uses such as appliances, in-store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tapes and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. The customer base in the SP segment is broad and diverse, consisting of over 900 companies worldwide in a variety of industries. Approximately 80% of the SP segment’s 2002 revenue was attributable to approximately 75 customers. Particularly in the SP segment, Eastman Division seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles. By doing so, Eastman Division is better able to understand its customers’ needs as those customers develop new products, and more effectively bring new solutions to market. Additionally, Eastman Division builds additional brand loyalty, lengthening the time before its products compete based entirely on price.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

•	Competition

Competition for Eastman Division’s products in the SP segment varies as a function of where the products are in their life cycle. For example, the SP segment’s products in the introduction phase of the life cycle compete mainly on the basis of performance. As products begin to advance in the life cycle, and substitute products come into existence, the basis of competition begins to shift, taking into account factors such as price, customer service and brand loyalty. At maturity, where one or more competitors may have equivalent products in the market, competition is based primarily on price. Many large, well-recognized manufacturers produce substitute products of different materials, some of which may offer better performance characteristics than those of the Company, and others of which may be offered at a lower price.

Eastman Division has a full array of products moving across the SP segment’s life cycle. For example, two commonly used plastics materials in the heavy gauge sheet market are acrylic and PC. In general, acrylics are lower in cost, but polycarbonates provide higher performance. Eastman’s products capture portions of both markets. Customers of the SP segment can select from products that offer improved performance over acrylics at a slightly higher cost, or products that are lower cost than polycarbonates while still possessing excellent performance properties. In this way, the SP segment is able to meet the industry need for low-cost, high performance plastics materials and maintain a significant advantage over its competitors. With regard to engineering and specialty polymers products, the Company competes in market niches requiring polymers with combinations of clarity, toughness and chemical resistance. Eastman’s primary competitors for engineering and specialty polymers are polymer companies such as Bayer AG, Dow, E. I. duPont de Nemours (“DuPont”), GE Plastics, Ticona (a business of Celanese AG) and others, including PC, acrylic and filled polyester producers in regions outside North America. Specialty film and sheet competitors include SK Chemical Industries (“SK”) and Radici Chimica Deutschland GmbH (“Radici”) for PETG. Competition for packaging, film and fiber products is primarily from other producers of copolyester such as, SK, KoSa, Gruppo Mossi & Ghisolfi (“M&G”), Nan Ya, and Wellman, Inc. (“Wellman”); producers of cellulose ester polymers such as Acetati, Acordis, and Daicel Chemical Industries, Ltd.; or producers of biodegradable polymers such as, Cargill Dow LLC, BASF, and DuPont. Intermaterial competition with other polymers such as polystyrene, polypropylene and PC is also significant in several markets and applications. Channels to market include corporate accounts, direct sales and e-commerce.

Eastman Division believes that it maintains competitive advantages over its competitors in the SP segment throughout the product life cycle. At product introduction, Eastman Division’s breadth of offerings combined with its research and development capabilities and customer service orientation enable it to quickly bring a wide variety of products to market. As products enter the growth phase of the life cycle, Eastman Division is able to continue to leverage its product breadth by receiving revenues from multiple sources, as well as retaining customers from long-term relationships. As products become price sensitive, Eastman Division can take advantage of its scale of operations and vertical integration to remain profitable as a low-cost manufacturer.

Eastman Division believes it has competitive advantages in copolyester and cellulose ester plastics. However, new competitors, such as SK in Asia and Radici in Europe, have entered the copolyester marketplace. These new competitors cannot yet produce the wide variety of specialty copolyesters offered by Eastman Division or offer the same level of technical assistance. Additionally, Eastman Division is committed to increasing the utilization of current capacity and maintaining its cost advantages obtained from its scale of operations and manufacturing experience. There can be no assurance, however, that the SP segment will be able to maintain this competitive advantage and if it is unable to do so, its results of operations could be adversely affected.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EASTMAN DIVISION GENERAL INFORMATION

Sales, Marketing and Distribution

The Company markets Eastman Division products primarily through a global sales organization, which has a presence in the United States as well as in over 35 other countries around the world. Eastman Division has a number of broad product lines which require a sales and marketing strategy that is tailored to specific customers in order to deliver high quality products and high levels of service to all of its customers worldwide. Judgment and process knowledge are critical in determining the application of Eastman Division’s products for a particular customer. Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its three operating segments, Eastman Division is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals and plastics.

Eastman Division’s products are marketed through a variety of selling channels, with the majority of sales being direct and the balance sold primarily through indirect channels such as distributors. International sales tend to be made more frequently through distributors than domestic sales. Eastman Division’s customers throughout the world have the choice of obtaining products and services through Eastman’s website, www.eastman.com, through any of the global customer service centers, or through any of Eastman’s direct sales force or independent distributors. Customers who choose to use the Company’s website can conduct a wide range of business transactions such as ordering online, accessing account and order status and obtaining product and technical data.

Eastman is an industry leader in the implementation and utilization of e-business technology for marketing products to customers and was one of the first chemical companies to offer this capability. Eastman views this as an opportunity to increase supply chain efficiency by having an enterprise resource-planning platform with connectivity to customers. These sales and marketing capabilities combine to reduce costs and provide a platform for growth opportunities for the Company by providing potential customers new methods to access Eastman’s products.

Eastman Division’s products are shipped to customers directly from Eastman’s manufacturing plants as well as from distribution centers worldwide, with the method of shipment generally determined by the customer. In order to further capitalize on its expertise and minimize its costs, the Company completed the outsourcing of all of its North American logistics needs to Cendian in 2001 and substantially all of its international logistics requirements in 2002. Cendian also provides logistics outsourcing services to other chemicals manufacturers and companies.

Intellectual Property and Trademarks

The Company considers its Eastman Division-related intellectual property portfolio to be a valuable corporate asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights and trade secrets. The Company’s primary strategy regarding its Eastman Division-related intellectual property portfolio is to protect all innovations that provide its segments with a significant competitive advantage. The Company also derives significant value from its intellectual property by actively licensing and selling patents and expertise worldwide. In addition, when appropriate, the Company licenses technology from third parties that complement Eastman Division’s strategic business objectives. Neither Eastman Division’s business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad and diverse portfolio of chemicals and plastics, Eastman Division’s intellectual property and trademarks relate to a wide variety of products and processes. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Eastman Division cannot assure that it will be able to adequately protect all of its intellectual property assets.

Research and Development

Eastman Division devotes significant resources to its research and development programs, which are primarily targeted towards three objectives:

•	improving existing products and processes to lower costs, improving product quality and reducing environmental impact;

•	developing new products and processes; and

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

•	developing new product lines and markets through applications research.

In the last several years, research and development has developed a number of new copolyesters for specific market applications and has improved the Company’s specialty polyester manufacturing expertise. There has been a significant expansion in coatings and adhesives technologies, resulting in a number of new products in the waterborne and emulsion resins area. In addition, a new cellulose based water dispersible additive that has been commercialized provides the opportunity for more environmentally friendly automotive coatings while maintaining a smooth finish. Recently, Eastman Division has discovered and is developing Bophoz ™, a catalyst that has the potential to provide intermediates for medicinal drugs. This is a recent innovation for Eastman Division, and the Company believes it has large market potential in the pharmaceutical and other industries.

VORIDIAN DIVISION

Business and Industry Overview

The Voridian Division consists of the Polymers segment and the Fibers segment. The Polymers segment is the largest producer of PET polymers for packaging based on capacity share and the Fibers segment is one of the two largest producers of acetate tow worldwide. With eight manufacturing plants in six countries and two contract-manufacturing arrangements in Asia, Voridian is globally positioned to serve its growing markets.

PET polymers are clear, lightweight plastics used principally in packaging applications such as containers for beverages, edible oils and other foods. To a lesser extent, they are also used in films and sheet for packaging and consumer and industrial applications. Defining characteristics include high strength, light weight, durability, clarity, versatility, low cost, safety and recyclability.

In 2002, the worldwide market for PET polymers, including containers, film and sheet was over 8.9 million metric tons. Demand for PET polymers has grown briskly over the past several years, driven by its popularity as a substitute for glass in packaging and consumer applications. PET polymers have already made significant inroads in soft drink and water bottles, and producers are currently targeting markets such as hot-fill and barrier containers for beer, soups and sauces. Industry analysts report that PET polymers consumption grew worldwide from 1.0 million metric tons in 1989 to approximately 8 million in 2001, a compound annual growth rate of 17.3%. Global demand for PET polymers is expected to grow approximately 10% annually over the next several years. The strong growth in demand, coupled with ease of access to manufacturing technology, has resulted in the presence of approximately seventy suppliers in this market, up from fewer than twenty in 1995. Capacity utilization rates in Western Europe and the Americas could decline slightly in 2003 if expected additions to capacity materialize.

The Polymers segment’s polyethylene products consist of both low-density polyethylene, or LDPE, and linear low-density polyethylene, or LLDPE. According to industry analysts, demand growth in the combined LDPE and LLDPE markets in North America is expected to be 2% to 3% through 2005. Competitive advantages in this market are achieved through increased operating efficiencies and new product offerings.

The industries utilizing PET polymers and polyethylene products compete to a large extent on price and can be characterized as capital intensive. Success in these industries depends largely on attaining scale-related benefits by keeping manufacturing costs at a minimum through the use of efficient processes at high levels of capacity utilization and obtaining access to low-cost utilities, energy and raw materials.

The acetate tow market, which Voridian believes is approximately a $2 billion market annually, grew at a rate of 2.5% annually from 1998 to 2001. Voridian estimates that, for 2002, the acetate tow market grew by 1% to 2% as compared to 2001. Three trends are contributing to the current increase in demand and are expected to do so in future years:

•	a decline in the use of polypropylene tow in China and its replacement by acetate tow;

•	requirements in the European Union, Brazil and China to reduce tar deliveries in cigarettes, resulting in cigarette filter manufacturers producing longer cigarette filters; and

•	increase in production of filtered cigarettes worldwide.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

If polypropylene tow usage in China was totally replaced by acetate tow over the next five years, the world market for acetate tow could grow at a rate of approximately 2% per year. Increased filter lengths due to legislated lower tar deliveries in the European Union, Brazil and China could increase the expected growth rate to 2% to 3% per year for the next few years. After polypropylene tow is replaced in China, the expected growth rate for worldwide demand is approximately 0.5% to 1.0% per year. Included within these estimates are adjustments for the expected decrease in cigarette consumption in the United States, which is expected to be more than offset by a corresponding increase in consumption overseas.

Voridian estimates that the market for acetate yarn was approximately $300 million in 2002. The demand for acetate yarn has declined 50% since the mid-1990’s due to the impact of business casual fashions and the substitution of polyester yarn. This decrease in demand has led to associated decreases in price and profitability throughout the market. The market demand is expected to stabilize at these levels for the next 2 to 3 years.

Strategy

Voridian focuses on strategic goals that are appropriate for a company operating in a price-sensitive industry. Voridian will continue to take advantage of its global position as one of the most efficient producers of PET polymers and acetate tow, while maintaining its reputation for market-leading quality products at competitive prices. To achieve these objectives, Voridian employs operational strategies on both a division-wide and segment-by-segment basis. The key elements of the division-wide strategy include:

•	Continue to Focus on Operational Efficiency

Voridian is a global leader in market share in two of its major product markets and expects to leverage its product knowledge, experience and scale to further reduce production costs and increase output. As a highly integrated major PET polymers producer and one of only a few integrated acetate fiber producers, Voridian intends to develop further efficiencies to enhance its cost position.

•	Maintain Superior Process Technologies

Voridian is a leader in developing and implementing improved process technologies through efficient use of research and development. Voridian intends to develop increasingly efficient technologies to improve its cost position with the goal of improving operating margins.

•	Leverage Reputation for Quality and Innovation

Voridian’s product quality and innovation make it a recognized industry leader in the manufacture of PET polymers and acetate fibers products. Voridian will continue to commercialize new PET polymers products driven by customer needs and consumer preference.

•	Expand Intelligently in Response to Expected Growth in the PET Polymers Market

Voridian intends to expand its production capabilities in a capital-efficient manner. Voridian intends to focus on utilizing excess capacity at existing manufacturing sites, adding capacity by reducing bottlenecks in its current production lines to increase productivity and participating in strategic manufacturing alliances.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

POLYMERS SEGMENT

•	Overview

The Polymers segment offers the world’s largest, most global and vertically integrated PET polymers product line with a broad formula capability. Voridian is the largest producer of PET polymers for beverage bottles and sheet for thermoforming. PET polymers serve as source products for packaging for a wide variety of products including carbonated soft drinks, water, beer, personal care items and food containers that are suitable for both conventional and microwave oven use. Voridian has PET polymers manufacturing sites strategically positioned around the world, and competes primarily in North America, Latin America and Europe. Voridian manufactures polymers at facilities in Argentina, Mexico, Spain, the Netherlands and England, as well as the United States. In addition, Voridian has contract manufacturing arrangements in Asia. In 2002, the Polymers segment had revenues of $1.6 billion, which represented 28% of the Company’s total sales and 69% of Voridian’s total sales.

The Polymers segment also offers a polyethylene product line including low-density polyethylene and linear low-density polyethylene, which is manufactured using the Company’s proprietary technology. Polyethylene products are used primarily for packaging and film applications and in extrusion-coated containers such as milk and juice cartons.

The Polymers segment’s product line benefits from a global asset base, which Voridian intends to grow in a capital efficient manner including through the elimination of production bottlenecks and the use of business models such as contract manufacturing.

•	Products

The Polymers segment’s products are integral to a broad range of end markets, which provides Voridian a number of growth opportunities. The Polymers segment manufactures and supplies PET polymers and both low-density and linear low-density polyethylene.

▶	PET Polymers

Voridian’s broad PET polymers product line accounted for approximately 80% of the Polymers segment’s sales revenue in 2002. PET polymers are used in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial. Voridian’s polymers offer fast and easy processing, superb clarity, excellent colorability and color consistency, durability and strength, impact and chemical resistance and high heat stability.

▶	Low-Density and Linear Low-Density Polyethylene

Voridian is a market-leading supplier of low-density polyethylene for extrusion coatings in North America and is a manufacturer of linear low-density polyethylene through utilization of Voridian’s proprietary Energx™ technology for gas-phase polyethylene production. The low-density and linear low-density polyethylene product lines accounted for approximately 20% of the Polymers segment’s sales revenue in 2002.

•	Growth Strategy

▶	Increase Capacity to Meet Market Demand in a Capital Efficient Manner

Voridian intends to capitalize on PET polymers industry growth with timely and efficient capacity additions resulting from debottlenecking production processes, asset expansions, contract-manufacturing arrangements, and manufacturing alliances. For example in 2002, the Company entered into a bi-lateral strategic purchasing agreement with Wellman that provides an increase of Voridian’s PET polymers capacity of approximately 130 million pounds on an annual basis with minimal additional capital investment.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

▶	Maintain Leadership in Innovation Through Research and Development

Voridian expects to continue to make efficient research and development expenditures in the Polymers segment in order to provide customers with incremental improvements in existing products and innovative new products. For example, Voridian has introduced sixteen new products since the beginning of 2000 including two Eastapak™ polymer formulas for the water market, two Elegante™ polymer formulas for the personal care/cosmetics market, AmberGuard™ polymer for the beer market, Heatwave™ polymer for hot-fill beverage applications that require ultra-violet (UV) protection and VersaTray™ polymer for food packaging and cooking, suitable for both conventional and microwave oven use.

▶	Maintain and Expand Technology Licensing

The Company believes that the licensing of certain of its Polymers technologies, such as its purified terephthalic acid EPTA™ and Energx™ technologies, provides significant revenue opportunities and intends to seek additional licensing opportunities.

•	Customers and Markets

The Polymers segment has a diverse customer base consisting of more than 150 companies worldwide. The largest 75 customers within the Polymers segment accounted for 80% of the segment’s total sales revenue in 2002. These customers are primarily PET polymer container suppliers whose business is in the large volume beverage segments such as carbonated soft drinks, water and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids and household products.

PET polymers supply has significantly exceeded demand since 1997 as a result of excess capacity being introduced into the market. While the demand for PET polymers has steadily increased since then, some excess capacity still remains. As a result of this imbalance, the Polymers segment may continue to be unable to maintain sales volume at desired price levels.

•	Competition

Within the PET resin industry, competition varies by region. There are a substantial number of regional competitors worldwide, with no PET polymers competitors having any dominant role or any significant competitive advantage over Voridian. These competitors, such as KoSa, M&G and Wellman do not have Voridian’s level of integration or global operations. Competition is primarily on the basis of price, as well as product performance and quality, service and reliability. Industry pricing, in turn, is strongly affected by industry capacity utilization and raw material costs. For this reason, the Company believes that the combination of its size and scale of operations enables Voridian to be a low-cost PET polymers producer, providing a significant advantage.

In the marketing of PET resin, the Company believes it maintains a distinct competitive advantage due to its breadth of product line and formula capability. Voridian is considered to be a technology leader in PET polymers and strives to remain at the forefront of new product development.

Voridian is a niche polyethylene producer due to its size and ability to target specific markets. In the low-density polyethylene product line, Voridian is a significant producer of materials used in extrusion coatings applications and is one of only two North American producers of acrylate copolymers. In the linear low-density polyethylene market, Voridian employs its proprietary Energx™ technology, which offers ease of processability, to compete in higher strength film markets. Some polyethylene producers are substantially larger than Voridian, and have greater market presence and resources devoted to polyethylene than Voridian. This may allow them, or other competitors, to price competing products at lower levels, or devote substantial resources to product development, that Voridian is unable or unwilling to match, which may substantially impair Voridian’s polyethylene revenues.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

FIBERS SEGMENT

•	Overview

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers, which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers. Voridian is one of the world’s two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began producing the product in the early 1950’s. Voridian is also one of the three largest producers of acetate yarn worldwide. In 2002, the Fibers segment had sales revenue of approximately $714 million, which represented 12% of the Company’s total sales and 31% of Voridian’s total sales.

Voridian’s long history and experience in the fibers markets are reflected in its operating expertise, both within the Company and in support of its customers’ processes. Voridian’s expertise in internal operating processes allows it to achieve a consistently high level of product quality, a differentiating factor in the industry. Further, Voridian’s fully integrated facilities allow it to reduce its dependence on necessary petrochemicals from third parties. Voridian management believes that all of these factors combine to make it a leader in performance and cost position.

Voridian’s high-quality products, technical expertise and superior customer service in the Fibers segment are its key competitive strengths. Voridian’s industry knowledge and knowledge of its Fibers segment customers’ processes allow it to assist its customers in maximizing their processing efficiencies, promoting repeat sales and mutually beneficial, long-term customer relationships. Voridian’s scale, strong customer base, long-standing customer relationships and expert technical service contribute to its market-leading position. Voridian’s goal is to build on these strengths to improve its strategic position.

•	Products

Voridian’s main products in the Fibers segment are acetate tow, acetate yarn and acetate flake.

▶	Acetate Tow

Voridian is one of the two largest producers of acetate tow worldwide. Voridian manufactures acetate tow to customer specifications which are used to produce various filtration patterns for cigarettes. In addition, Voridian manufactures triacetin plasticizers for use by cigarette manufacturers as a bonding agent in these filters.

▶	Acetate Yarn

Voridian is one of the three largest producers of acetate yarn worldwide. Voridian is a market leader offering over 300 types of acetate yarn. Chromspun™ and Estron™ acetate yarns are used in apparel, home furnishings and industrial applications. Voridian acetate yarn products have characteristics that allow for highly efficient mill processability. From an end user’s perspective, fabrics of Estron™ and Chromspun™ have a silky feel, drape, breathability and comfort. Further, fabrics of Voridian acetate yarns have good shrinkage-resistant and mildew-resistant characteristics. Chromspun™ acetate yarn is available in more than 70 colors.

▶	Acetate Flake and Acetyl Raw Materials

Voridian produces acetate flake as part of its highly integrated production chain and sells flake to other acetate fiber producers. Acetyl raw materials are acetylation-grade acetic acid and acetic anhydride for fiber production purposes.

•	Growth Strategy

Voridian’s growth strategy in the Fibers segment is as follows:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

▶	Position for Growth

In the Fibers segment, Voridian intends to focus competitively on high quality products, excellent customer service and operational efficiencies to take advantage of global market growth.

▶	Continue to Capitalize on Operating Expertise

The Fibers segment emphasizes incremental product and process improvements to continue to meet customers’ evolving needs and to maximize efficiencies in the supply chain through collaborative planning. The Fibers segment intends to further focus on refining its processes to lower manufacturing costs and provide additional product quality and operations improvements.

▶	Maintain Cost-Effective Operations

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

•	Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of about 150 companies, primarily those involved in the production of cigarettes and in the textiles industry. The largest 20 customers within the Fibers segment, multinational as well as regional cigarette producers and textile industry fabric manufacturers, accounted for greater than 80% of the segment’s total sales revenue in 2002.

Voridian is well known for its expert technical service. Voridian periodically reviews customers’ processes and provides process training to some of its customers’ employees to assist them in the efficient use of Voridian’s products. Voridian also engages in collaborative planning with its customers to maximize supply chain management. These customer-focused efforts, combined with Voridian’s long history and product quality reputation, have resulted in many long-term customer relationships, a key competitive advantage.

•	Competition

Competition in the fibers industry is based primarily on product quality, technical and customer service, reliability, long-term customer relationships and price. To be successful, Voridian is required to minimize costs and maximize production efficiency. Competitors in the fibers market include one global supplier, Celanese AG, in both the acetate tow and yarn markets, and several regional competitors in each market. The supply and demand balance at a given time affects pricing in the market. Currently, the acetate yarn market has an excess supply of products due to manufacturing capacity remaining high while demand declined, resulting in lower prices. Voridian management believes it is well positioned to respond to competitive price pressures due to its scale of operations and level of integration.

In the acetate tow market, Celanese AG has capacity in China and is considering additional capacity through joint ventures with the government-owned China National Tobacco Corporation. Increased local production in China may diminish Voridian’s access to this market.

Within the acetate yarn market, product quality, technical service and global distribution are key competitive factors. Particularly with respect to textile customers, a majority of the customer base and production capacity has moved to regions where Voridian does not have manufacturing sites. This shift in the worldwide customer base requires Voridian to capitalize upon its global product distribution capability and product quality.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

VORIDIAN DIVISION GENERAL INFORMATION

Sales, Marketing and Distribution

Voridian primarily markets its products through direct sales channels; however, it employs contract representatives and resellers where beneficial. As part of its commitment to customer and technical service which leads to increased repeat sales, Voridian periodically provides audits of customers’ processes, as well as process training to some of its customers’ employees. Voridian is committed to maintaining its high level of customer service by remaining current with customer needs, market trends and performance requirements.

Through the use of e-business platforms that improve connectivity and reduce costs, Voridian offers its customers an internet option, www.voridian.com, for placing and tracking orders, generating reports and bidding at online auctions. Voridian also provides integrated direct capabilities to customers, allowing enhanced collaborative planning to improve supply chain efficiencies.

Intellectual Property and Trademarks

The Company believes that significant advantages can be obtained through the continued focus on branding its products and, for this reason, protects its Voridian Division-related intellectual property through a combination of patents that expire at various times, trademarks and licenses. The Company expects to expand its portfolio of technologies licensed to other companies in the future. To date, the Company has selectively licensed a fairly extensive portfolio of patented Voridian polyester, intermediates, and polyethylene technologies. The Company has formed an alliance to license PTA technology, trademarked EPTA, to SK, a PET and EPTA producer headquartered in South Korea and to Lurgi Oel Gas Chemie, an EPC firm headquartered in Germany. Energx™ polyethylene technology has been licensed to Hanwha Chemical, headquartered in South Korea, and BP Amoco ("BP"), headquartered in the United Kingdom. BP is also licensed to market and sub-license the technology to other gas-phase LLDPE producers. Additionally, the Company has formed an alliance with W.R. Grace/Davison Catalysts to further exploit Energx™ globally. Voridian Division’s intellectual property portfolio is an important asset. However, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Voridian Division cannot assure that it will be able to adequately protect all of its intellectual property assets.

Research and Development

Voridian directs its research and development programs for the Polymers segment toward five key objectives:

•	developing new products and services in PET polymers through applications research and customer feedback;

•	developing new products and processes that are compatible with Voridian’s commitment to producing more environmentally friendly products;

•	lowering manufacturing costs through new process improvement efforts;

•	enhancing product quality by improvement in manufacturing technology and processes; and

•	marketing, licensing and delivering PET, EPTA™ and polyethylene product and production technologies.

Voridian’s research and development efforts in the Polymers segment have resulted in new products that have met with wide acceptance in the marketplace. In the PET polymers business, Voridian has introduced sixteen new products since the beginning of 2000 including two Eastapak Aqua™ polymer formulas for the water market, two Elegante™ polymer formulas for the personal care/cosmetics market, AmberGuard™ polymer for the beer market, Heatwave™ polymer for hot-fill beverage applications that require ultra-violet (UV) protection, VersaTray™ polymer for food packaging and cooking, suitable for both conventional and microwave oven use, and new enhanced reheat resins for the European and Asian markets. In the polyethylene business, Voridian has commercialized a group of new, higher-value polyethylene products with increased tear strength and impact performance such as Mxsten™ and Voridian Hifor™.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Research and development efforts for the Fibers segment are primarily focused on incremental process and product improvements, as well as cost reduction, with the goal of increasing sales and reducing costs. Achievements have included fiber product advancements that allow improved processability on customers’ equipment and improved packaging design.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sources and Availability of Raw Materials and Energy

Eastman purchases a substantial portion, approximately 70%, of its key raw materials and energy through long-term contracts, generally of three to five years initial duration with renewal or cancellation options for each party. Most of those agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, although derivative financial instruments, valued at quoted market prices, have been utilized to mitigate the impact of short-term market price fluctuations. Key raw materials and purchased energy include paraxylene, ethylene glycol, PTA, propane and ethane, cellulose, methanol, coal, natural gas, electricity, and a wide variety of precursors for specialty organic chemicals. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of the supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans that would minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors. The Company’s total cost of raw materials as a percent of total cost of operations was approximately 50% in 2002.

Capital Expenditures

The completion of several significant capital investment projects in the late 1990’s and Eastman’s strategy of growth through strategic acquisitions resulted in reduced capital expenditures in recent years. Capital expenditures were $427 million, $234 million and $226 million in 2002, 2001 and 2000, respectively. Capital expenditures for 2002 included $161 million related to the purchase of certain machinery and equipment previously utilized under an operating lease.

In 2003, Eastman expects that capital expenditures and other directed investments for small acquisitions and other ventures will be no more than depreciation and amortization. Efficiency of capital utilization is a key element of the Company’s strategy to improve gross margins and, where appropriate, alliances, joint ventures, acquisitions of existing businesses, and tolling arrangements are used to expand available capacity using less capital.

Employees

Eastman employs approximately 15,700 men and women worldwide. Approximately 12% of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 55% of the Company’s 2002 sales revenue.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Intellectual Property and Trademarks

While the Company’s intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns well over 1,000 active United States patents and more than 1,000 active foreign patents, expiring at various times over several years, and also owns over 3,000 active worldwide trademarks. The Company’s intellectual property relates to a wide variety of products and processes. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot assure that it will be able to adequately protect all of its intellectual property assets.

Research and Development

For 2002, 2001 and 2000, Eastman’s research and development expense totaled $159 million, $160 million and $149 million, respectively. Research and development expenses are expected to increase in 2003, driven by Voridian’s efforts to develop operational efficiencies and as a result of the Company’s increased technology efforts associated with new business initiatives.

Seasonality

The Company typically experiences a seasonal decline in earnings in the fourth quarter. Demand in the CASPI segment is typically higher in the second and third quarters due to increased use of coatings products in the building and construction industries and weaker during the winter months and the holiday season because of seasonal construction downturns. The Polymers segment typically experiences stronger demand for PET polymers for beverage plastics during the second quarter due to higher consumption of beverages, while demand typically weakens during the third quarter. Seasonality in the SP segment is associated with certain segments of the photographic and adhesive tape market, coupled with the effect of a typical year-end inventory reduction by several customers.

Environmental

Eastman is subject to laws, regulations and legal requirements relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business. These health, safety and environmental considerations are a priority in the Company’s planning for all existing and new products and processes. The Health, Safety, and Environmental/Public Policy Committee of Eastman’s Board of Directors reviews the Company’s policies and practices concerning health, safety and the environment and its processes for complying with related laws and regulations, and monitors related matters.

The Company’s policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public. The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with the technology available. In some cases, applicable environmental regulations such as those adopted under the U.S. Clean Air Act and Resource Conservation and Recovery Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company.

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher or lower costs.

Other matters pertaining to health, safety, and the environment are discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 11 to the Company’s consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Backlog

On January 1, 2003, Eastman’s backlog of firm sales orders was approximately $233 million compared with approximately $244 million at January 1, 2002. The Company adjusts its inventory policy to control the backlog of products depending on customers’ needs. In areas where the Company is the single source of supply, or competitive forces or customers’ needs dictate, the Company may carry additional inventory to meet customer requirements.

Available Information

The Company makes available free of charge, through the “Investors – SEC Filings” section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “SEC”). Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Eastman Chemical Company, that electronically file with the SEC at http://www.sec.gov.

Financial Information About Geographic Areas

For information about revenues and long-lived assets based on geographic areas, see Note 22 to the Company’s consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company’s executive officers is provided below:

J. Brian Ferguson, age 48, is Chairman of the Board and Chief Executive Officer. Mr. Ferguson joined the Company in 1977. He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1997, was named President, Eastman Chemical Asia Pacific in 1998, became President, Polymers Group in 1999, became President, Chemicals Group in 2001, and was elected to his current position in January 2002.

Allan R. Rothwell, age 55, is Executive Vice President of the Company and President of Voridian Division. Mr. Rothwell joined the Company in 1969, became Vice President and General Manager, Container Plastics Business Organization in 1994, and was appointed Vice President, Corporate Development and Strategy in 1997. He was named Senior Vice President and Chief Financial Officer in 1998, became President, Chemicals Group in 1999, became President, Polymers Group in 2001, and was appointed to his current position in January 2002.

James P. Rogers, age 51, joined Eastman in 1999 as Senior Vice President and Chief Financial Officer and effective in January 2002, was also appointed Chief Operations Officer of Eastman Division. Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation. He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997. During 2003, Mr. Rogers will become President of Eastman Division upon the expected hiring by the Company of a new Chief Financial Officer.

Betty W. DeVinney, age 58, is Senior Vice President, Human Resources, Organizational Effectiveness, and Communications and Public Affairs. Mrs. DeVinney joined Eastman in 1973. She became Manager, Employment in 1991, Manager, Community Relations in 1995, Manager, Corporate Relations in 1997, Vice President, Communications and Public Affairs in 1998, and was appointed to her current position in January 2002.

Theresa K. Lee, age 50, is Senior Vice President, General Counsel and Secretary. Ms. Lee joined Eastman as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997. She became Vice President, General Counsel, and Secretary of Eastman in 2000 and was appointed to her current position in January 2002.

Roger K. Mowen, Jr., age 57, is Senior Vice President, Global Developing Businesses and Corporate Strategy. Mr. Mowen joined Eastman in 1971. He was named Vice President and General Manager, Polymer Modifiers in 1991, Superintendent of the Polymers Division in 1994, President, Carolina Operations in 1996, Vice President, Customer Demand Chain in 1998, Vice President, CustomerFirst and Chief Information Officer in 1999, Vice President, Global Customer Services Group and Chief Information Officer in 2000, and appointed Senior Vice President, Global Customer Services Group and Chief Information Officer in 2001. He was appointed to his current position in March 2003.

Gregory O. Nelson, age 51, is Senior Vice President and Chief Technology Officer. Dr. Nelson joined Eastman in 1982 as a research chemist. He has held a number of positions in the research and development organization, and became Director, Polymers Research Division in 1995, was appointed Vice President, Polymers Technology in 1997, and appointed Vice President and Chief Technology Officer in 2001. He was appointed to his current position in January 2003.

Curtis E. Espeland, age 38, is Controller of the Company. Mr. Espeland joined Eastman in 1996. At Eastman, Mr. Espeland has served as Director of Internal Auditing and Director of Financial Services, Asia Pacific, was named Assistant Controller of the Company and Controller of Eastman Division in 2002, and was appointed to his current position in December 2002. Prior to joining Eastman, he was an audit and business advisory manager with Arthur Andersen LLP.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2002 Eastman operated 41 manufacturing sites in 17 countries. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but none of the principal plants are substantially idle. The Company’s plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all of the properties are owned. The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility

Location	CASPI	PCI	SP	Polymers	Fibers

USA and Canada
Batesville, Arkansas	x	x
Lynwood, California	x
Columbus, Georgia	x
Forest Park, Georgia	x
Carpentersville, Illinois	x
South Holland, Illinois	x
Jefferson, Pennsylvania	x
Columbia, South Carolina			x	x
Roebuck, South Carolina	x
Kingsport, Tennessee	x	x	x		x
LaVergne, Tennessee	x
Ennis, Texas	x
Longview, Texas	x	x		x
Franklin, Virginia*	x
Pleasant Prairie, Wisconsin	x
Rexdale, Ontario, Canada	x
Europe
Kallo, Belgium	x
Sokolov, Czech Republic	x	x
Bury, England*	x
Hartlepool, England			x
Workington, England				x	x
Hamburg, Germany	x
Waterford, Ireland	x
Cola’ di Lazise, Italy	x
Sant’ Albano, Italy	x
Middelburg, Netherlands	x
Rotterdam, Netherlands				x
San Roque, Spain		x	x	x
Molndal, Sweden	x
Llangefni, Wales		x
Asia Pacific
Funing, China	x
Nanping, China	x
Tianjin, China	x
Kuantan, Malaysia**			x
Jurong Island, Singapore**		x
Jurong Town, Singapore**	x
Latin America
Zarate, Argentina				x
Cosoleacaque, Mexico				x
Uruapan, Mexico	x

*  indicates a location that Eastman leases from a third party.

**  indicates a location that Eastman leases from a third party under a long-term ground lease.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Eastman has a 50% interest in Primester, a joint venture that manufactures cellulose esters at its Kingsport, Tennessee plant. The production of cellulose esters is an intermediate step in the manufacture of acetate tow and other cellulose-based products. The Company also has a 50% interest in a manufacturing facility in Nanjing, People’s Republic of China. This joint venture produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. Eastotac™ hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications.

Eastman has distribution facilities at all of its plant sites. In addition, the Company owns or leases over 120 stand-alone distribution facilities in the United States and 17 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company’s regional headquarters are in Miami, Florida; the Hague, the Netherlands; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company’s customers from technical service centers in Kallo, Belgium; Kingsport, Tennessee; Kirkby, England; Pleasant Prairie, Wisconsin; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, the Netherlands; Miami, Florida; and Singapore.

A summary of properties, classified by type, is contained in Note 3 to the Company’s consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 3. LEGAL PROCEEDINGS

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

Sorbates Litigation

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine as a charge against earnings in the third quarter of 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea in Canada admitted that the same conduct that was the subject of the United States guilty plea had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The Canadian fine has been paid and was recognized as a charge against earnings in the fourth quarter of 1999.

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in a number of putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. All but three of these more than twenty lawsuits have been resolved via settlement. No class has been certified in any of the three unresolved private cases, and the trial court in one of them decided in October 2002 that the case would not proceed as a class action, though that decision has been appealed by the plaintiff. One of the other two remaining cases is dormant and the third was filed on February 7, 2003.

In addition, several states have recently sued the Company and other defendants in connection with the sorbates matter, seeking unspecified damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. Several other states have advised the Company that they intend to bring similar actions against the Company and others.

The Company has recognized charges to earnings in each of the past four years for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to vigorously defend the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

Asbestos Litigation

Over the years, Eastman was named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases were dismissed or settled without a material effect on Eastman’s results of operations or financial condition.

The Company has recently experienced an increase in the number of asbestos claims against it. Currently, there are approximately 7,000 claims asserted against the Company in about 17 cases that also involve hundreds of other defendants. By far, the majority of these claims are in Mississippi, with smaller numbers in Texas and Illinois. In the recently filed cases in Mississippi, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the Mississippi plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all of these actions or to settle them on acceptable terms.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

The Company continues to evaluate the allegations and claims made in recent asbestos-related lawsuits and its insurance coverages. Based on such evaluation to date, the Company continues to believe that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods. To date, costs incurred by the Company related to the recent asbestos-related lawsuits have not been material, and in the case of the Mississippi claims have been limited to legal fees and expenses.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company’s stockholders during the fourth quarter of 2002.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol EMN. The following table presents the high and low closing sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company’s Board of Directors for each quarterly period of 2001 and 2002.

			Cash Dividends
	High	Low	Declared

2001
First Quarter	$53.88	$43.19	$0.44
Second Quarter	55.25	47.00	0.44
Third Quarter	46.92	30.25	0.44
Fourth Quarter	39.51	33.91	0.44
2002
First Quarter	$48.99	$37.82	$0.44
Second Quarter	49.04	43.30	0.44
Third Quarter	47.82	38.17	0.44
Fourth Quarter	40.53	35.35	0.44

As of December 31, 2002, there were 77,346,296 shares of the Company’s common stock issued and outstanding, which shares were held by 39,066 stockholders of record. These shares include 144,825 shares held by the Company’s charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2003. Quarterly dividends on common stock, if declared by the Company’s Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company’s earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend policy may change at any time.

For information concerning issuance of shares and option grants in 2002 under compensation and benefit plans and shares held by the Company’s charitable foundation, see Notes 13 and 14 to the Company’s consolidated financial statements.

Information require by Item 201(d) of Regulation S-K is set forth under Part III — Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in millions, except per share amounts)	2002	2001	2000	1999	1998

Summary of Operating Data
Sales	$5,320	$5,390	$5,292	$4,590	$4,481
Operating earnings (loss)	208	(120)	562	202	434
Earnings (loss) from operations before cumulative effect of change in accounting principle	79	(175)	303	48	249
Net earnings (loss)	61	(175)	303	48	249

Basic
Earnings (loss) per share before cumulative effect of change in accounting principle	$1.02	$(2.28)	$3.95	$0.61	$3.15
Cumulative effect of change in accounting principle, net	(0.23)	—	—	—	—

Net earnings (loss) per share	$0.79	$(2.28)	$3.95	$0.61	$3.15

Diluted
Earnings (loss) per share before cumulative effect of change in accounting principle	$1.02	$(2.28)	$3.94	$0.61	$3.13
Cumulative effect of change in accounting principle, net	(0.23)	—	—	—	—

Net earnings (loss) per share	$0.79	$(2.28)	$3.94	$0.61	$3.13

Statement of Financial Position Data
Current assets	$1,529	$1,464	$1,523	$1,489	$1,398
Properties at cost	9,660	9,302	9,039	8,820	8,594
Accumulated depreciation	5,907	5,675	5,114	4,870	4,560
Total assets	6,273	6,092	6,550	6,303	5,850
Current liabilities	1,224	960	1,258	1,608	959
Long-term borrowings	2,054	2,143	1,914	1,506	1,649
Total liabilities	5,002	4,710	4,738	4,544	3,916
Total stockholders’ equity	1,271	1,382	1,812	1,759	1,934
Dividends declared per share	1.76	1.76	1.76	1.76	1.76

In 2002 the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. As a result of the adoption of SFAS No. 142, results for the year 2002 do not include certain amounts of amortization of goodwill and indefinite-lived intangible assets that are included in prior years’ financial results. See Note 4 to the Company’s consolidated financial statements for additional information.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company (“Eastman” or the “Company”), which have been prepared in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company’s consolidated financial statements included elsewhere in this Annual Report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, doubtful accounts, inventory valuation, impaired assets, restructuring of operations, environmental costs, pensions and other postemployment benefits, goodwill and intangible assets, and litigation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies described below are the most important to the fair presentation of the Company’s financial condition and results. The policies require management’s more significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

Customer Programs and Incentives

The Company records estimated obligations for customer programs and incentive offerings, which consist primarily of revenue or volume-based amounts that a customer must achieve over a specified period of time, as a reduction of revenue to each underlying revenue transaction as the customer progresses toward reaching goals specified in incentive agreements. These estimates are based on a combination of forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, and Eastman’s knowledge of customer purchasing habits and industry pricing practice. The incentive payment rate may be variable, based upon the customer reaching higher sales volume or revenue levels over a specified period of time in order to receive an agreed upon incentive payment. The Company’s reserve for customer programs and incentives was $50 million, $44 million, and $49 million at December 31, 2002, 2001, and 2000, respectively, and was recorded as a reduction of trade receivables. If market conditions change, the Company may take actions to adjust customer incentive offerings to maintain market share and capacity utilization.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management continuously assesses the financial condition of the Company’s customers and the markets in which these customers participate and adjusts credit limits or the allowance for doubtful accounts based on this periodic review. Actual losses for uncollectible accounts have historically been consistent with the Company’s estimates. However, deteriorating financial conditions of certain key customers or a significant continued slow down in the economy could have a material negative impact on the Company’s ability to collect on accounts, in which case additional allowances may be required. The Company’s allowance for doubtful accounts was $32 million, $35 million, and $16 million at December 31, 2002, 2001, and 2000, respectively. Further information is provided in Schedule II, “Valuation and Qualifying Accounts.”

In response to economic developments in Argentina in late 2001, management established a reserve for credit risks related to devaluation of the peso. At December 31, 2001, the reserve was established at $18 million and at December 31, 2002, $3 million remained in the reserve. Management believes the reserve balance at December 31, 2002 adequately reflects the Company’s potential losses.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventory Reserves

Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States of America by the last-in, first-out (“LIFO”) method. At December 31, 2002, 2001, and 2000 the Company had $273 million, $288 million, and $275 million, respectively, recorded in the LIFO reserve. The cost of all other inventories, including inventories outside the United States of America, is determined by the average cost method, which approximates the first-in, first-out method. The Company regularly compares inventory quantities on hand against anticipated future requirements to identify and evaluate inventory items for obsolescence and excessive quantities. Several factors, such as decisions to exit product lines, technological changes, changes in customer requirements, and new product development, could result in a change in the amount of obsolete or excess inventory quantities on hand. Additionally, estimates of future product demand may prove to be inaccurate, in which case excess and obsolete inventory provisions may be understated or overstated. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company’s reserve for excess and obsolete inventories was $5 million at December 31, 2002, and $2 million at December 31, 2001 and 2000.

Impaired Assets

The Company evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset are separately identifiable and are less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs. As the Company’s assumptions related to assets to be held and used are subject to change, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in recognition of a charge or benefit to earnings.

Restructuring of Operations

The Company records restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, or shutdowns of specific sites. These restructuring charges, which reflect management’s commitment to a termination or exit plan that generally will begin and will be substantially completed within 12 months, are based on estimates of the expected costs associated with site closure, legal and environmental matters, demolition, contract terminations, or other costs directly related to the restructuring. If the actual cost incurred exceeds the estimated cost, an additional charge to earnings will result. If the actual cost is less than the estimated cost, a credit to earnings will be recognized. At December 31, 2002, 2001, and 2000, the Company’s reserve for restructuring of operations, including severance and site closure costs, was $9 million, $23 million, and $10 million, respectively. For additional information see Note 15 to the Company’s consolidated financial statements.

Environmental Costs

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. The amount accrued reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental contingencies ranged from the minimum or best estimate of $97 million to the maximum of $111 million at December 31, 2002. The Company’s reserve for environmental contingencies was $60 million, $54 million, and $49 million at December 31, 2002, 2001, and 2000, respectively, representing the minimum or best estimate for remediation costs and, for closure/postclosure, costs accrued to date over the facilities’ estimated useful lives. For additional information see Note 11 to the Company’s consolidated financial statements and Schedule II, “Valuation and Qualifying Accounts.”

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Pension and Other Postemployment Benefits

The Company maintains defined benefit plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care cost trends. At December 31, 2002, the Company assumed a discount rate of 6.75%; an expected return on assets of 9.0%; a rate of compensation increase of 4.0%; and an initial health care cost trend of 10%. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation. If actual experience differs from these assumptions, the cost of providing these benefits could increase or decrease. For example, a 1% increase in health care cost trend would increase the 2002 service and interest costs by $3 million, and the 2002 benefit obligation by $40 million. A 1% decrease in health care cost trend would decrease the 2002 service and interest costs by $3 million, and the 2002 benefit obligation by $34 million. For additional information see Note 9 to the Company’s consolidated financial statements.

Goodwill and Other Intangibles

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company amortized certain intangible assets on a straight-line basis over the estimated useful lives of such assets. The Company adopted the provisions of SFAS No. 142, effective January 1, 2002. Under the provisions of SFAS No. 142, the Company performs the annual review for impairment at the reporting unit level, which Eastman has determined to be one level below its operating segment level and considers the criteria set forth in SFAS No. 142 in aggregating the reporting units. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the reporting unit to all the assets and liabilities of that reporting unit, including any unrecognized intangible assets, as if the reporting unit’s fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to such excess. Events or changes in circumstances could occur that may create underperformance relative to projected future cash flows which could create future impairments. At December 31, 2002, 2001, and 2000, the Company recorded approximately $344 million, $339 million, and $344 million, respectively, of goodwill and $229 million, $275 million, and $277 million, respectively, of other intangibles.

Litigation and Contingent Liabilities

From time to time, the Company and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nonrecurring Items

It is the Company’s policy to report as a “nonrecurring item” a material charge or gain that is not associated with on-going operations or that is caused by unique events not reflective of the Company’s normal business activities in the period if such items individually or in the aggregate have a material impact on a specific line item in the Consolidated Statements of Earnings (Loss) or have a material impact on results overall. The Company believes that separately reporting such charges or gains enhances transparency and comparability of results by removing distortion that would otherwise occur. Examples of such items that have been separately reported in the past under this policy include material charges or gains resulting from asset impairments and restructuring of operations, including employee terminations; litigation not related to on-going operations; discontinued businesses; and acquisition charges including those related to acquired in-process research and development. Nonrecurring items are appropriately identified in the Consolidated Statements of Earnings (Loss).

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS — 2002 COMPARED WITH 2001

The Company’s results of operations as presented in the Company’s consolidated financial statements appearing in this Annual Report are described below:

Earnings (Loss)

(Dollars in millions, except per share amounts)	2002	2001

Operating earnings (loss)	$208	$(120)
Net earnings (loss) before cumulative effect of change in accounting principle	79	(175)
Net earnings (loss)	61	(175)
Earnings (loss) per share
— Basic	0.79	(2.28)
— Diluted	0.79	(2.28)
Asset impairments and restructuring charges, net	5	396
Other nonrecurring operating items	—	50
Other nonrecurring charges	—	20

Operating earnings for 2002 were significantly impacted by lower selling prices for all of the Company’s segments. Such selling prices decreased more than raw material costs, resulting in a reduction in gross margin in excess of $100 million. Higher sales volumes and lower unit costs resulting from increased capacity utilization had a positive impact on operating earnings for 2002.

In addition, operating earnings for 2002 were negatively impacted by:

•	approximately $39 million due to operational disruptions at the Company’s Columbia, South Carolina and Rotterdam, the Netherlands facilities;

•	costs pertaining to asset charges relating primarily to equipment dismantlements and other write-offs recorded in the fourth quarter 2002 totaling approximately $17 million;

•	an unfavorable shift in product mix; and

•	asset impairments and restructuring charges (as described more fully below and in Note 15 to the Company’s consolidated financial statements) totaling approximately $5 million.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for 2001 were negatively impacted by:

•	asset impairments and restructuring charges and other nonrecurring operating items totaling approximately $446 million (as described more fully below and in Notes 15 and 16 to the Company’s consolidated financial statements); and

•	the effect of amortization of goodwill and indefinite-lived intangible assets totaling approximately $20 million.

						Product
(Dollars in millions)	2002	2001	Change	Volume Effect	Price Effect	Mix Effect	Exchange Rate Effect

Sales	$5,320	$5,390	(1)%	7%	(7)%	(2)%	1%

Sales revenue for 2002 declined slightly compared to 2001 primarily due to lower selling prices for all of the Company’s segments which had a negative impact on revenues of $351 million. The decline in selling prices is indicative of the Company’s inability to increase its selling prices for some of its products, as discussed below, and also of a persistently sluggish global economy, particularly for manufacturers. Increased sales volumes for all of the Company’s segments had a positive impact on sales revenue of $359 million.

(Dollars in millions)	2002	2001	Change

Gross Profit	$779	$893	(13)%
As a percentage of sales	14.6%	16.6%

Decreased selling prices had a negative impact on gross profit for 2002 of $351 million, offset approximately two-thirds by decreased raw material costs. Operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina negatively impacted gross profit by approximately $39 million. Fourth quarter 2002 asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $17 million also had a negative impact on gross profit.

The following factors affect the Company’s ability to impact margins by increasing selling prices:

•	the worldwide supply/demand balance of products and services sold by the Company;

•	the relative cost positions of the Company’s competitors;

•	the power of the Company’s customers to resist rising selling prices; and

•	whether or not the Company’s products and services are different or unique compared to products offered by its competitors.

The Company expects that higher raw material costs and a sluggish global economy in 2003 will negatively impact operating results unless the Company is able to offset this impact in part through price increases for certain of its products and through various cost control measures. In addition, the Company has begun taking the following actions to improve its near-term and long-term profitability:

•	immediate corporate actions to reduce costs in the areas of labor, travel, contractors, fees and out-of-pocket purchases of all kinds;

•	implementation of organizational changes to improve efficiency and better enable strategy execution; and

•	review of the Company’s portfolio of products and businesses, primarily in the Eastman Division; the Company expects that some of its product lines or businesses may be removed from its portfolio to improve profitability.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2002	2001	Change

Selling and General Administrative Expenses	$407	$407	0%
Research and Development Expenses	159	160	(1)%

	$566	$567

As a percentage of sales	10.6%	10.5%

Selling and general administrative expenses for 2002 were flat compared to 2001 even though costs related to the Company’s growth initiatives increased from $35 million in 2001 to approximately $50 million in 2002. This increase was offset by cost control efforts. For 2003, the Company expects to recognize increased selling and general administrative expenses related to Cendian Corporation (“Cendian”), the Company’s logistics subsidiary, as it adds capacity while continuing to add new customers and revenues. Research and development expenses for 2002 were flat compared to 2001. While the Company expects research and development expenses to increase in 2003, the combined costs related to selling and general administrative expenses and research and development expenses are expected to continue to be at or below 11% of sales revenue.

Asset Impairments and Restructuring Charges, Net

(Dollars in millions)	2002	2001

Termination of raw material supply agreement	$—	$108
Under-performing polyethylene assets	1	103
Consolidation and restructuring of CASPI operations	5	77
Restructuring of fine chemicals product lines	(1)	70
Under-utilized specialty plastics assets	—	15
Discontinuation of precolored-green PET	—	10
Cessation of production at solid-stating facility	—	10
Impaired PCI European assets	—	3

	$5	$396

In 2002 and 2001, the Company recorded charges related to the write-down of underperforming polyethylene assets totaling approximately $1 million and $103 million, respectively. Also in 2001, the Company recorded a charge of $108 million for the write-off of a prepaid asset related to the termination of a raw material supply agreement. These charges were reflected in the Polymers segment.

Consolidation and restructuring of the operations of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment resulted in restructuring charges, including related asset write-downs, of approximately $5 million in 2002 and $77 million in 2001. In the fourth quarter 2002, the Company recognized restructuring charges of approximately $4 million related to closure of plants in Duesseldorf, Germany; Rexdale, Canada; and LaVergne, Tennessee; and additionally recognized an asset impairment charge of approximately $2 million related to certain other European assets. A change in estimate for shutdown reserves for Philadelphia, Pennsylvania and Portland, Oregon resulted in a $1 million credit to earnings in the third quarter 2002.

In the fourth quarter 2002, a change in estimate related to the sale of operating assets resulted in a $2 million credit to earnings in the Performance Chemicals and Intermediates (“PCI”) segment. A charge of approximately $1 million related to impaired research and development assets was also recognized in the PCI segment. Both of these items were related to the Company’s fine chemicals product lines. In 2001, the Company recorded restructuring charges, including related asset write-downs, of approximately $70 million related to its restructuring of the fine chemicals product lines.

During 2001, the Company recorded asset impairment charges related to under-utilized assets including $10 million related to the discontinuation of the precolored-green PET product line in Kingsport, Tennessee; $10 million related to cessation of production at the Company’s solid-stating facility in Toronto, Ontario; $15 million related to deterioration of demand for certain specialty plastics products produced in Kingsport, Tennessee; and $3 million related to other impaired assets in Europe. Approximately $20 million of these charges were reflected in the Polymers segment, $15 million in the Specialty Plastics (“SP”) segment, and $3 million in the PCI segment.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For additional information regarding these asset impairments and restructuring charges, see Note 15 to the Company’s consolidated financial statements.

Other Nonrecurring Operating Items

(Dollars in millions)	2002	2001

Costs associated with efforts to spin-off specialty chemicals and plastics businesses	$—	$20
Write-down of accounts receivable resulting from economic crisis in Argentina	—	18
Pension settlement charge	—	7
Write-off of Hercules Businesses in-process research and development	—	5

	$—	$50

Other nonrecurring operating items totaling $50 million were recognized in 2001. These items consisted of approximately $20 million in charges associated with efforts to spin-off the specialty chemicals and plastics businesses; an $18 million write-down of accounts receivable for credit risks resulting from the economic crisis in Argentina; a $7 million pension settlement charge; and a $5 million write-off of acquired in-process research and development related to the May 2001 acquisition of certain businesses from Hercules Incorporated (“Hercules Businesses”). Approximately $26 million of these items were reflected in the Polymers segment, $11 million in the CASPI segment, $7 million in the PCI segment, $4 million in the SP segment, and $2 million in the Fibers segment.

Interest Expense, Net

(Dollars in millions)	2002	2001	Change

Gross interest costs	$132	$151
Less capitalized interest	4	5

Interest expense	128	146	(12)%
Interest income	6	6

Interest expense, net	$122	$140	(13)%

Lower interest expense for 2002 compared to 2001 reflected a net reduction in borrowings and decreases in market interest rates, partially offset by a higher interest rate on the Company’s April 2002 10-year bond issue versus the interest rate on commercial paper that was outstanding during the prior period.

Other (Income) Charges, Net

(Dollars in millions)	2002	2001	Change

Other income	$(14)	$(11)	27%
Other charges	16	22	(27)%

Other (income) charges, net	$2	$11

Other income for 2002 primarily reflected the Company’s portion of earnings from its equity investments and a gain on foreign exchange transactions. The Company’s portion of earnings from its equity investments was net of a charge of $5 million related to the previously announced restructuring of Genencor International, Inc., (“Genencor”) in which the Company owns an approximate 42% equity interest. Other income for 2001 primarily reflected the Company’s portion of earnings from its equity investment in Genencor.

Other charges for 2002 primarily reflected a write-down to fair value of certain technology business venture investments due to other than temporary declines in value and fees on securitized receivables. Other charges for 2001 primarily reflected fees on securitized receivables.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Nonrecurring Charges

(Dollars in millions)	2002	2001

Other nonrecurring charges	$—	$20

Other nonrecurring charges for 2001 totaling $20 million consisted of a $12 million charge for currency losses resulting from the economic crisis in Argentina and $8 million of sorbates civil litigation settlement costs and other professional fees.

Provision (Benefit) for Income Taxes

(Dollars in millions)	2002	2001	Change

Provision (Benefit) for Income Taxes	$5	$(116)	(104)%
Effective tax rate	5.4%	39.8%

The 2002 effective tax rate was reduced by a net credit of $17 million resulting from the favorable resolution of prior periods’ tax contingencies, by a reduction in international taxes related to the implementation of the Company’s divisional structure, and the elimination of nondeductible goodwill and indefinite-lived intangible asset amortization resulting from the implementation of SFAS No. 142.

The 2001 effective tax rate was impacted by the significant asset impairments and restructuring charges recorded during 2001 as described above.

In both years, the Company has recorded benefits from a foreign sales corporation or extraterritorial income exclusion, and management expects these benefits to continue into 2003. The Company also expects its effective tax rate in 2003 will return to a more normal historical level of 30% to 33%.

Cumulative Effect of Change in Accounting Principle, Net

(Dollars in millions)	2002	2001

Cumulative effect of change in accounting principle, net	$(18)	$—

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002. This charge is reported in the Consolidated Statements of Earnings (Loss) as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

For additional information regarding the change in accounting principle, see Note 4 to the Company’s consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The divisional structure has allowed the Company to align costs more directly with the activities and businesses that generate them. The divisional and segment results for 2002, but not for prior periods, reflect this new cost structure.

With the implementation of the divisional structure, goods and services are transferred between the two divisions at predetermined prices that may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements. Prior to 2002, segment sales revenue reflected only actual sales to third parties and the intersegment transfer of goods and services, recorded at cost, had no impact on segment earnings.

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

Effective January 1, 2002, sales and operating results for Cendian, the Company’s logistics subsidiary and an Eastman Division initiative, are included in amounts for the CASPI, PCI and SP segments, and have been allocated to these segments on the basis of sales revenues for each of these segments. Prior to 2002, sales and operating results for Cendian were allocated to all five segments.

Effective January 1, 2002, certain compounded polyethylene products were moved from the Polymers segment to the SP segment. Accordingly, amounts for 2001 and 2000 have been reclassified to reflect this change. Operating earnings for 2002 for the CASPI segment and the SP segment have been reclassified from those presented in the Company’s January 30, 2003 sales and earnings press release.

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment’s products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol™ coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.

The Company’s PCI segment manufactures diversified products that are used in a variety of markets and industrial and consumer applications, including chemicals for agricultural intermediates, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding and chemical manufacturing intermediates.

The SP segment produces highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, in-store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Polymers segment manufactures and supplies PET polymers for use in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial. PET polymers serve as source products for packaging a wide variety of products including carbonated soft drinks, water, beer and personal care items and food containers that are suitable for both conventional and microwave oven use. The Polymers segment also manufactures low-density polyethylene and linear low-density polyethylene, which are used primarily for packaging and film applications and in extrusion coated containers such as milk and juice cartons.

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers for the cigarette filter market; Chromspun™ and Estron™ acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers.

For additional information concerning an analysis of the results of the Company’s operating segments, see Note 22 to the Company’s consolidated financial statements and Exhibits 99.01 and 99.02 to this Annual Report.

EASTMAN DIVISION

CASPI Segment

(Dollars in millions)	2002	2001	Change

Sales	$1,605	$1,508	6%
Volume effect			4%
Price effect			(3)%
Product mix effect			0%
Exchange rate effect			1%
Interdivisional effect			4%

Operating earnings (loss)	28	(35)	N/A

Asset impairments and restructuring charges	5	77
Other nonrecurring operating items	—	11

2002 Compared With 2001

Sales revenue for 2002 increased moderately compared to 2001 mainly due to interdivisional sales and increased sales volumes, which had a positive impact on sales revenue of $61 million and $58 million, respectively. The increase in sales volumes for 2002 was primarily due to the Hercules Businesses. Lower selling prices had a negative impact on sales revenue of $49 million.

Operating earnings for 2002 were negatively impacted by asset impairments and restructuring charges totaling approximately $5 million as described above and in Note 15 to the Company’s consolidated financial statements. Operating results for 2001 were negatively impacted by asset impairments and restructuring charges and other nonrecurring operating items totaling approximately $88 million as more fully described above and in Notes 15 and 16 to the Company’s consolidated financial statements. Operating results for 2001 were also impacted by amortization of goodwill and indefinite-lived intangibles totaling approximately $20 million.

In addition to the items above, selling prices for 2002 declined more than raw material costs resulting in margin compression. Operating earnings for 2002 were also negatively impacted by fourth quarter asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $6 million.

For 2003, the Company expects the focus for the CASPI segment to be more on improved margins and profitability than on sales volume gains, except for the strong growth potential for CASPI products in the Asia Pacific and Latin America regions. Additionally, the Company expects further rationalization of businesses and products and consolidation of manufacturing facilities in the CASPI segment to improve overall gross margin.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PCI Segment

(Dollars in millions)	2002	2001	Change

Sales	$1,515	$1,132	34%
Volume effect			8%
Price effect			(6)%
Product mix effect			(5)%
Exchange rate effect			0%
Interdivisional effect			37%

Operating loss	(15)	(76)	80%

Asset impairments and restructuring charges (gains)	(1)	73
Other nonrecurring operating items	—	7

2002 Compared With 2001

Sales revenue for 2002 increased $383 million including interdivisional sales, but declined $38 million excluding interdivisional sales. Lower selling prices had a negative impact on revenues of $65 million. Increased sales volumes had a positive impact on sales revenue of $87 million, partially offset by an unfavorable shift in product mix, which had a negative impact on revenues of $65 million. The shift in product mix was primarily due to increased sales volumes of lower unit priced products, particularly glacial acetic acid in the acetyl and intermediates product group.

In 2002, a change in estimate resulting in a credit of approximately $2 million related to the sale of operating assets and a charge of approximately $1 million related to impaired research and development assets, as more fully described above and in Note 15 to the Company’s consolidated financial statements, were recognized in the PCI segment. Results for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $73 million and other nonrecurring operating items totaling approximately $7 million, as more fully described above and in Notes 15 and 16 to the Company’s consolidated financial statements.

In addition to the items above, selling prices for 2002 declined more than raw material costs resulting in margin compression. Operating results for 2002 were also negatively impacted by fourth quarter asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $3 million.

During 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, the related assets were impaired as expected cash flows over the remaining term of the contract were not sufficient to recover the carrying value of such assets. Nonrecurring charges totaling approximately $70 million related to the impacted assets were recorded during 2001 as part of the restructuring of the fine chemicals product lines, as described in Note 15 to the Company’s consolidated financial statements. Subsequently, the customer initiated discussions with the Company which resulted in an agreement being reached in June 2002 to extend the custom synthesis product contract one year based on renegotiated terms. Sales revenue related to the contract extension was approximately 3% of the PCI segment’s sales revenue for 2002.

Long-term, the Company expects that aggressive management of costs in the PCI segment will help improve margins and position it to take full advantage of the upturn expected in the 2005 through 2006 timeframe. The PCI segment is aggressively identifying and implementing six sigma projects to reduce costs and improve performance.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SP Segment

(Dollars in millions)	2002	2001	Change

Sales	$595	$535	11%
Volume effect			2%
Price effect			(4)%
Product mix effect			1%
Exchange rate effect			0%
Interdivisional effect			12%

Operating earnings	23	46	(50)%

Asset impairments and restructuring charges	—	15
Other nonrecurring operating items	—	4

2002 Compared With 2001

Sales revenue for 2002 increased $60 million compared to 2001 including interdivisional sales, but decreased $6 million excluding interdivisional sales. The decline in sales revenue excluding interdivisional sales was attributed to a decline in selling prices, which had a negative impact on sales revenue of $19 million. The decline in selling prices was partially offset by increased sales volumes, which had a positive impact on sales revenue of $12 million.

Operating earnings for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $15 million and other nonrecurring operating items totaling approximately $4 million, as more fully described above and in Notes 15 and 16 to the Company’s consolidated financial statements.

In addition to the items above, operating earnings for 2002 were negatively impacted by lower selling prices, mainly for cellulosic plastics products. The decline in operating earnings for 2002 was also partially due to the recognition of technology licensing revenue of $6 million that was reflected in results for 2001. New competitors in Asia and Europe negatively impacted results for copolyesters during 2002. However, the Company is committed to maintaining its cost advantages obtained from its scale of operations and manufacturing experience and increasing its utilization of current capacity.

VORIDIAN DIVISION

Polymers Segment

(Dollars in millions)	2002	2001	Change

Sales	$1,565	$1,587	(1)%
Volume effect			8%
Price effect			(13)%
Product mix effect			0%
Exchange rate effect			0%
Interdivisional effect			4%

Operating earnings (loss)	35	(201)	N/A

Asset impairments and restructuring charges	1	231
Other nonrecurring operating items	—	26

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2002 Compared With 2001

The slight decrease in sales revenue for 2002 compared to 2001 was mainly due to lower selling prices, for both PET polymers and polyethylene, which had a negative impact on revenues of $207 million. Increased sales volumes, for both PET polymers and polyethylene, had a positive impact on revenues of $131 million. Interdivisional sales also had a positive impact on revenues of $55 million.

A nonrecurring charge of approximately $1 million related to impaired polyethylene assets was recognized in the fourth quarter 2002. Results for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $231 million and other nonrecurring operating items totaling approximately $26 million, as more fully described above and in Notes 15 and 16 to the Company’s consolidated financial statements.

In addition to the items above, operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina negatively impacted operating earnings for 2002 by approximately $39 million. The Company expects the insurance claims process associated with the operational disruptions to be settled in 2003, and that such settlement will positively impact operating earnings and cash flows when completed. Operating earnings for 2002 were also negatively impacted by fourth quarter asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $3 million. Operating earnings for 2002 were positively impacted by increased sales volumes for PET polymers, lower raw material costs, and better operation and utilization of polyethylene assets.

For 2003, the Company expects continued profitability from its PET polymers products as the Company maintains its focus on lowering costs and growing along with overall market demand growth. Longer term, the Company expects global demand for PET polymers to grow at an average rate of approximately 10% annually over the next several years. The Company also expects peaks and troughs in the Polymers segment created by supply and demand imbalances to be less pronounced in the future; capacity utilization in the Polymers segment to be lower in 2003 than in 2002 based on industry projections worldwide; and capacity utilization to vary by region.

Fibers Segment

(Dollars in millions)	2002	2001	Change

Sales	$714	$628	14%
Volume effect			11%
Price effect			(2)%
Product mix effect			(7)%
Exchange rate effect			0%
Interdivisional effect			12%

Operating earnings	133	146	(9)%

Other nonrecurring operating items	—	2

2002 Compared With 2001

The increase in sales revenue for 2002 compared to 2001 was mainly due to interdivisional sales and higher sales volumes. Interdivisional sales had a positive impact on revenues of $73 million. Increased sales volumes had a positive impact on revenues of $69 million, largely offset by an unfavorable shift in product mix, which had a negative impact on sales revenue of $47 million. The unfavorable shift in product mix was due to increased sales volumes of lower unit priced products, particularly acetyl raw materials. Lower selling prices, primarily for acetyl raw materials, had a negative impact on sales revenue of $11 million.

Operating earnings for 2001 were negatively impacted by other nonrecurring operating items totaling approximately $2 million related to costs associated with efforts to spin-off the specialty chemicals and plastics businesses as more fully described above and in Note 16 to the Company’s consolidated financial statements. Operating earnings for 2002 were negatively impacted by fourth quarter asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $3 million.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For 2003, the Company expects the Fibers segment to experience flat to slightly lower revenues but consistent operating earnings and cash flows.

SUMMARY BY CUSTOMER LOCATION — 2002 COMPARED WITH 2001

Sales Revenue

							Exchange
						Product	Rate
(Dollars in millions)	2002	2001	Change	Volume Effect	Price Effect	Mix Effect	Effect

United States and Canada	$3,040	$3,202	(5)%	4%	(6)%	(3)%	0%
Europe, Middle East, and Africa	1,170	1,148	2%	5%	(7)%	0%	4%
Asia Pacific	636	555	15%	20%	(5)%	0%	0%
Latin America	474	485	(2)%	12%	(13)%	1%	(2)%

	$5,320	$5,390

Sales revenue in the United States and Canada for 2002 decreased $162 million compared to 2001 primarily due to lower selling prices. The decline in selling prices, which occurred in all segments, had a negative impact on revenues of $185 million. An unfavorable shift in product mix, primarily in the PCI and Fibers segments, had a negative impact on revenues of $107 million offset by increased sales volumes, which had a positive impact on revenues of $131 million.

Sales revenue in Europe, Middle East, and Africa for 2002 increased $22 million compared to 2001 due to increased sales volumes, which had a positive impact on revenues of $58 million, and the positive effect of foreign currency exchange rates, which had a positive impact on revenues of $43 million. These increases were mostly offset by decreased selling prices, primarily for the Polymers segment, which had a negative impact on revenues of $78 million.

Sales revenue in the Asia Pacific region for 2002 increased $81 million compared to 2001 due to higher sales volumes, primarily for acetyl and intermediates products, which had a positive impact on revenues of $113 million. Lower selling prices had a negative impact on revenues of $27 million.

Sales revenue in Latin America for 2002 decreased $11 million compared to 2001 primarily due to lower selling prices, which had a negative impact on revenues of $61 million. Increased sales volumes had a positive impact on revenues of $58 million. Both the decrease in selling prices and the increase in sales volumes were predominantly attributed to the Polymers segment. Foreign currency exchange rates had a negative impact on revenues of $8 million.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. See Note 8 to the Company’s consolidated financial statements and Part II—Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS — 2001 COMPARED WITH 2000

Earnings (Loss)

(Dollars in millions, except per share amounts)	2001	2000	Change

Operating earnings (loss)	$(120)	$562	(121)%
Net earnings (loss)	(175)	303	(158)%
Earnings (loss) per share
— Basic	(2.28)	3.95	(158)%
— Diluted	(2.28)	3.94	(159)%

Asset impairments and restructuring charges	396	13
Other nonrecurring operating items	50	8
Other nonrecurring items	20	10

The operating loss of $120 million for 2001 was $682 million below the 2000 operating earnings of $562 million. Operating results for 2001 and 2000 included asset impairments and restructuring charges totaling approximately $396 million and $13 million, respectively, and other nonrecurring operating items totaling approximately $50 million and $8 million, respectively, as more fully described below and in Notes 15 and 16 to the Company’s consolidated financial statements. In 2001, lower sales volumes excluding acquisitions, higher unit costs driven by lower capacity utilization, and additional selling and general administrative expenses and research and development expenses from acquisitions also negatively impacted operating results. The decline in sales volumes in existing businesses was attributed to weaker economic demand worldwide.

						Product
(Dollars in millions)	2001	2000	Change	Volume Effect	Price Effect	Mix Effect	Exchange Rate Effect

Sales	$5,390	$5,292	2%	3%	0%	0%	(1)%

Revenue from acquisitions contributed 8% or $411 million to the increase in sales revenue, partially offset by decreased sales volumes in existing businesses, which had a negative impact of 5% or $245 million on sales revenue. The decline in sales volumes in existing businesses was attributed to weaker economic demand worldwide. Foreign currency exchange rates had a negative impact on sales revenue of $56 million. Overall selling prices remained flat compared to 2000.

(Dollars in millions)	2001	2000	Change

Gross Profit	$893	$1,078	(17)%
As a percentage of sales	16.6%	20.4%

In 2001, gross profit was negatively impacted by lower sales volumes in existing businesses attributed to weaker economic demand worldwide. Higher unit costs driven by lower capacity utilization also had a negative impact on gross profit.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2001	2000	Change

Selling and General Administrative Expenses	$407	$346	18%
Research and Development Expenses	160	149	7%

	$567	$495

As a percentage of sales	10.5%	9.4%

Higher selling and general administrative expenses primarily reflected additional costs associated with recent acquisitions, including integration costs, and costs incurred by Cendian to develop its capacity to establish new customers in the chemicals logistics business. Research and development expenses increased for 2001 compared to 2000 mainly due to costs associated with the Hercules Businesses and McWhorter Technologies, Inc. (“McWhorter”).

Asset Impairments and Restructuring Charges

In 2001, nonrecurring charges totaling $396 million related to asset impairments and restructuring costs were recognized.

(Dollars in millions)	2001	2000

Termination of raw material supply agreement	$108	$—
Under-performing polyethylene assets	103	—
Consolidation and restructuring of CASPI segment operations	77	—
Restructuring of fine chemicals product lines	70	—
Under-utilized specialty plastics assets	15	—
Discontinuation of precolored-green PET	10	—
Cessation of production at solid-stating facility	10	—
Impaired PCI European assets	3	—
Sorbates manufacturing exit costs	—	8
Distillation Products Industries exit costs	—	5

	$396	$13

In 2001, approximately $231 million of asset impairment and restructuring charges were incurred in the Polymers segment. A charge of $108 million was recognized for the write-off of a prepaid asset related to the termination of a raw material supply agreement and a charge of $103 million was recognized for the write-down of underperforming polyethylene assets. A $10 million charge related to discontinuation of the precolored-green PET product line in Kingsport, Tennessee and a $10 million charge related to cessation of production at the Company’s solid-stating facility in Toronto, Ontario were also recognized.

The consolidation and restructuring of the operations of the CASPI segment resulted in restructuring charges, including related asset write-downs, totaling $77 million. Of these charges, $27 million related to the closure of an operating site in Duesseldorf, Germany that was obtained in the acquisition of Jager and $21 million related to the closure of a Moundville, Alabama plant that was obtained in the acquisition of Lawter International, Inc. The closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter resulted in charges of $20 million being recognized. These restructuring charges included write-downs of the fixed assets at these facilities, severance accruals for employees impacted by the plant shutdowns, and other costs associated with closing the facilities. Charges of $6 million and $3 million were recorded for the write-down of impaired operating assets in North America and Europe, respectively.

The PCI segment incurred total nonrecurring charges of $73 million in 2001. Approximately $70 million of these charges resulted from the Company’s on-going restructuring of its fine chemicals product lines to reduce costs and to write down assets determined to be impaired. The restructuring initiative and related asset impairments included assets at the Company’s Tennessee and Arkansas sites within the United States, a plant in Wales, and a plant in Hong Kong. A charge of $63 million pertained primarily to write-downs of fixed assets associated with product lines that the Company will no longer pursue, net of the effect of a reversal of a customer deposit related to the impacted assets, and

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

write-downs of other long-term deposits. A charge of $7 million pertained primarily to severance accruals for employees impacted by the plant shutdowns, closure costs, and write-downs of fixed assets. An additional charge of $3 million was recognized for other impaired assets in the European region.

The Company recorded asset impairment charges of approximately $15 million associated with under-utilized assets in the SP segment. These charges related to deterioration of demand for certain specialty plastics products produced in Kingsport, Tennessee.

Approximately $75 million of the charges discussed above were recognized in the fourth quarter 2001. Of this total, $36 million related to the consolidation and restructuring of the operations of the CASPI segment; $20 million related to asset impairment charges associated with under-utilized assets in the Polymers segment; $15 million related to under-utilized specialty plastics assets; $3 million related to impaired PCI European assets; and $1 million related to the Company’s on-going restructuring of its fine chemicals product lines.

In 2000, nonrecurring charges totaling $13 million were recognized, of which $8 million related to costs associated with exiting the sorbates manufacturing site at Chocolate Bayou, Texas, and $5 million related to the shutdown of facilities at Distillation Products Industries in Rochester, New York. These charges were reflected in the PCI segment.

For additional information regarding these asset impairments and restructuring charges, see Note 15 to the Company’s consolidated financial statements.

Other Nonrecurring Operating Items

(Dollars in millions)	2001	2000

Costs associated with efforts to spin-off specialty chemicals and plastics businesses	$20	$—
Write-down of accounts receivable resulting from economic crisis in Argentina	18	—
Pension settlement charge	7	—
Write-off of Hercules Businesses in-process research and development	5	—
Write-off of McWhorter in-process research and development	—	9
Gain on sale of assets	—	(1)

	$50	$8

Other nonrecurring operating items totaling $50 million were recognized in 2001. These items consisted of approximately $20 million in charges associated with efforts to spin-off the specialty chemicals and plastics businesses; an $18 million write-down of accounts receivable for credit risks resulting from the economic crisis in Argentina; a $7 million pension settlement charge; and a $5 million write-off of acquired in-process research and development related to the acquisition of the Hercules Businesses. Approximately $26 million of these items were reflected in the Polymers segment, $11 million in the CASPI segment, $7 million in the PCI segment, $4 million in the SP segment, and $2 million in the Fibers segment.

Other nonrecurring operating items totaling approximately $8 million were recorded in 2000. Reflected in the CASPI segment was a $9 million charge to write off in-process research and development related to the McWhorter acquisition, partially offset by a $1 million gain on the sale of certain assets, reflected in the Polymers segment.

Interest Expense, Net

(Dollars in millions)	2001	2000	Change

Gross interest costs	$151	$148
Less capitalized interest	5	6

Interest expense	146	142	3%
Interest income	6	7

Interest expense, net	$140	$135	4%

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Higher interest expense reflected higher average commercial paper and other short-term borrowings used to finance the purchase of recent acquisitions and for general financing and investing activities, partially offset by lower average borrowing rates of approximately 6.5% for 2001 compared to approximately 7.25% for 2000.

Other (Income) Charges, Net

(Dollars in millions)	2001	2000	Change

Other income	$(11)	$(31)	(65)%
Other charges	22	34	(35)%

Other (income) charges, net	$11	$3

Gain recognized on initial public offering of Genencor	$—	$(38)

Other income includes the Company’s portion of earnings from its equity investments, gains on sales of nonoperating assets, royalty income, gains on foreign exchange transactions, and other miscellaneous items. Other income for 2001 primarily reflected the Company’s portion of earnings from its equity investment in Genencor. Other income for 2000 primarily reflected gains on sales of nonoperating assets and the Company’s portion of earnings from its equity investments.

Other charges for 2001 included losses from foreign exchange transactions, certain litigation costs, losses from its equity investments, losses on sales of nonoperating assets, fees on securitized receivables, and other miscellaneous items. Other charges declined mainly due to a decrease in certain litigation costs and lower fees related to securitized receivables.

In 2000, a nonrecurring gain of approximately $38 million resulted from the initial public offering of common shares of Genencor.

Other Nonrecurring Items

(Dollars in millions)	2001	2000

Other nonrecurring items	$20	$10

Other nonrecurring items for 2001 totaling $20 million consisted of a $12 million charge for currency losses resulting from the economic crisis in Argentina and $8 million of sorbates civil litigation settlement costs and other professional fees.

Other nonrecurring items for 2000 totaling $10 million were recognized for costs related to sorbates civil litigation.

SUMMARY BY OPERATING SEGMENT

EASTMAN DIVISION

CASPI Segment

(Dollars in millions)	2001	2000	Change

Sales	$1,508	$1,176	28%
Operating earnings (loss)	(35)	123	(128)%

Asset impairments and restructuring charges	77	—
Other nonrecurring operating items	11	9

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2001 Compared With 2000

Sales revenue from acquisitions had a positive impact on sales revenue of $409 million, which was partially offset by a decrease in sales volumes for existing businesses of $77 million. The decline in sales volumes for existing businesses was attributed to weaker economic demand worldwide. Increased selling prices had a positive impact on sales revenue of 1% or $15 million, offset by the negative effect of foreign currency exchange rates of 1% or $16 million.

Operating results for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $77 million and by other nonrecurring operating items totaling approximately $11 million. Operating earnings for 2000 were negatively impacted by other nonrecurring operating items of approximately $9 million. For further information refer to Notes 15 and 16 to the Company’s consolidated financial statements.

In addition to the above items, operating results for 2001 were negatively impacted by lower sales volumes excluding acquisitions, higher unit costs driven by lower capacity utilization, and additional selling and general administrative expenses and research and development expenses from acquisitions.

PCI Segment

(Dollars in millions)	2001	2000	Change

Sales	$1,132	$1,297	(13)%
Operating earnings (loss)	(76)	87	(187)%

Asset impairments and restructuring charges	73	13
Other nonrecurring operating charges	7	—

2001 Compared With 2000

Sales revenue declined 10% or $133 million due to lower sales volumes attributed to weaker economic demand worldwide. Decreased selling prices had a negative impact on sales revenue of approximately 1% or $11 million. An unfavorable shift in product mix had a negative impact on sales revenue of 1% or $15 million. The remaining decline in sales revenue was attributable to foreign currency exchange rates.

Operating results for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $73 million and other nonrecurring operating items totaling approximately $7 million. Operating earnings for 2000 were negatively impacted by asset impairments and restructuring charges totaling approximately $13 million. For further information see Notes 15 and 16 to the Company’s consolidated financial statements.

In addition to the items above, operating results for 2001 were negatively impacted by higher unit costs driven by lower capacity utilization and decreased sales volumes resulting from weaker economic demand worldwide.

Based upon indications from a large customer of this segment that it did not intend to renew its contract for a custom synthesis product beyond June 30, 2002, the Company did not expect to pursue that product in the future. Sales of that product represented approximately 2% of Eastman’s sales revenue for 2000 and approximately 5% of Eastman’s operating earnings for 2000. Financial results reported after June 30, 2001 reflect a minimal contribution to operating earnings from this contract.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SP Segment

(Dollars in millions)	2001	2000	Change

Sales	$535	$574	(7)%
Operating earnings	46	104	(56)%

Asset impairments and restructuring charges	15	—
Other nonrecurring operating charges	4	—

2001 Compared With 2000

Sales revenue declined $38 million mainly due to lower sales volumes, which had a negative impact on sales revenue of 7% or $39 million. Foreign currency exchange rates also had a negative effect of 1% or $7 million on sales revenue while selling prices remained relatively flat compared to 2000. A favorable shift in product mix had a positive effect on sales revenue of 2% or $9 million.

Operating earnings for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $15 million and by other nonrecurring operating charges totaling approximately $4 million, as more fully described above and in Notes 15 and 16 to the Company’s consolidated financial statements.

In addition to the items above, operating earnings for 2001 were negatively impacted by higher unit costs driven by lower capacity utilization and decreased sales volumes resulting from weaker demand, primarily for cellulosic products.

VORIDIAN DIVISION

Polymers Segment

(Dollars in millions)	2001	2000	Change

Sales	$1,587	$1,612	(3)%
Operating earnings (loss)	(201)	98	(305)%

Asset impairments and restructuring charges	231	—
Other nonrecurring operating items	26	(1)

2001 Compared With 2000

Foreign currency exchange rates had a negative impact on sales revenue of 2% or $25 million. Decreased selling prices, primarily for polyethylene, also had a negative impact on sales revenue of 1% or $20 million, partially offset by an increase in sales volumes, primarily for PET polymers, which had a positive impact on sales revenue of 1% or $16 million.

Results for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $231 million and by other nonrecurring operating items totaling approximately $26 million. Operating earnings for 2000 were positively impacted by a $1 million gain on the sale of certain assets. For further information, see Notes 15 and 16 to the Company’s consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

(Dollars in millions)	2001	2000	Change

Sales	$628	$633	(1)%
Operating earnings	146	150	(3)%

Other nonrecurring operating items	2	—

2001 Compared With 2000

Decreased sales volumes had a negative impact on sales revenue of 2% or $11 million. The sales volume decrease was largely offset by increased selling prices, primarily related to acetate tow. Foreign currency exchange rates had a negative effect on sales revenue of 1% or $3 million.

Operating earnings for 2001 included nonrecurring items of approximately $2 million, as more fully described above and in Note 16 to the Company’s consolidated financial statements.

Operating earnings for 2001 remained relatively flat as a slight decline in sales volumes was offset by a slight increase in selling prices.

For additional information concerning the Company’s operating segments, see Exhibits 99.01 and 99.02 to this Annual Report and Note 22 to the Company’s consolidated financial statements.

SUMMARY BY CUSTOMER LOCATION — 2001 COMPARED WITH 2000

Sales Revenue

							Exchange
						Product	Rate
(Dollars in millions)	2001	2000	Change	Volume Effect	Price Effect	Mix Effect	Effect

United States and Canada	$3,202	$3,229	(1)%	1%	(2)%	0%	0%
Europe, Middle East, and Africa	1,148	1,062	8%	6%	5%	0%	(3)%
Asia Pacific	555	547	1%	7%	(4)%	0%	(2)%
Latin America	485	454	7%	7%	2%	0%	(2)%

	$5,390	$5,292

In the United States and Canada, sales revenue decreased slightly mainly due to lower sales volumes for existing businesses, attributed to weaker economic demand, which had a negative impact of 8% or $248 million on sales revenue. Lower selling prices, primarily for polyethylene, also had a negative impact on sales revenue of $50 million. These decreases were partially offset by revenue contributed by acquisitions, which had a positive impact on sales revenue of 9% or $285 million.

In Europe, Middle East, and Africa, sales revenue increased mainly due to revenue contributed by acquisitions, which had a positive impact on sales revenue of 11% or $118 million. Increased selling prices had a positive impact on sales revenue of $52 million, more than offset by decreased sales volumes for existing businesses. PET polymers were the primary reason for the change in selling prices and sales volumes. Foreign currency exchange rates had a negative impact of $36 million on sales revenue.

The slight increase in sales revenue in the Asia Pacific region was due to higher sales volumes, mainly for PET polymers, which had a positive impact on sales revenue of $38 million. This increase was partially offset by lower selling prices and foreign currency exchange rates, which had a negative impact on sales revenue of $20 million and $9 million, respectively.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Latin America, sales revenue increased primarily due to increased sales volumes, mainly for PET polymers, which had a positive impact on sales revenue of $31 million. Higher selling prices had a positive impact on sales revenue of $10 million, offset by the negative impact of foreign currency exchange rates.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. See Note 8 to the Company’s consolidated financial statements and Part II—Item 7A—“Quantitative and Qualitative Disclosures About Market Risk.”

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

(Dollars in millions)	2002	2001	2000

Net cash provided by (used in)
Operating activities	$801	$397	$846
Investing activities	(467)	(523)	(465)
Financing activities	(323)	91	(466)

Net change in cash and cash equivalents	$11	$(35)	$(85)

Cash and cash equivalents at end of period	$77	$66	$101

Cash Flows

Cash provided by operating activities in 2002 increased $404 million primarily due to the impact of changes in working capital; a change in liabilities for employee benefits and incentive compensation; and receipt of a federal income tax refund of approximately $40 million.

Changes in working capital increased operating cash flows by approximately $66 million in 2002 and decreased operating cash flows by approximately $46 million in 2001. Working capital decreased during 2002 as significant increases in trade accounts payable were partially offset by increases in inventory. In 2001, working capital increased as a result of a significant decrease in trade accounts payable and an increase in inventories, partially offset by a decrease in receivables. Changes in liabilities for employee benefits and incentive compensation increased operating cash flows $81 million in 2002 and decreased cash flows $8 million in 2001. Payments required under the Eastman Performance Plan and the Unit Performance Plan during 2002 were significantly lower than similar payments in 2001 due to the performance under these plans for 2001 and 2000.

In 2000, cash flows from operations were positively impacted by settlement of strategic foreign currency hedging transactions, partially offset by an increase in working capital. Cash provided by operating activities in 2000 also reflected $50 million provided by a continuous sale of accounts receivable program.

Cash used in investing activities reflected increased expenditures for capital additions in 2002 compared with 2001 primarily due to the $161 million related to the purchase of certain machinery and equipment previously utilized under an operating lease, while expenditures for acquisitions decreased in 2002 compared with 2001. In 2002, cash paid for Ariel Research Corporation was approximately $6 million; in 2001, cash paid for the Hercules Businesses was approximately $252 million; in 2000, cash paid for McWhorter was approximately $200 million and for Sokolov was approximately $46 million. Cash used in investing activities in 2002, 2001 and 2000 additionally reflects other small acquisitions. Cash used in investing activities in 2000 reflected higher proceeds from sales of assets.

Cash used in financing activities in 2002 reflected a significant decrease in commercial paper and short-term borrowings attributable to the use of proceeds from long-term debt issued during 2002 and the use of cash generated from operations to repay indebtedness. Cash provided by financing activities in 2001 included the effect of treasury stock purchases resulting from a reverse/forward stock split of the Company’s common stock approved by the stockholders in 2001. In 2000, cash used in financing activities reflected a repayment of borrowings associated with acquisitions and the effect of treasury stock purchases. The payment of dividends is also reflected in all periods.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company expects to continue to pay the quarterly cash dividend. Priorities for use of available cash from operations will be to pay the dividend, reduce outstanding borrowings, fund targeted growth initiatives such as small acquisitions and other ventures, and repurchase shares.

Liquidity

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. The Credit Facility was reduced from $800 million to $600 million in the second quarter 2002 following the issuance of $400 million in fixed rate debt described below. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of December 31, 2002 and 2001. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At December 31, 2002, the Company’s commercial paper borrowings were $143 million at an effective interest rate of 1.66%. At December 31, 2001, the Company’s outstanding Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%.

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

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rates of the notes due in January 2004 to variable rates. These original interest rate swaps were settled during the fourth quarter 2002 resulting in $13 million cash proceeds being received by the Company which were included in cash flows from 2002 operations in the Consolidated Statements of Cash Flows. The gain resulting from the settlement of the swaps is reflected as an increase in long-term debt and will be amortized into earnings as a reduction of interest expense through the maturity of the notes in January 2004. In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rates on the notes due in 2004 to variable rates that averaged 4.07% at December 31, 2002. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $3 million in other noncurrent assets and long-term borrowings at December 31, 2002.

The Company expects to contribute approximately $220 million to its U.S. defined benefit pension plans during 2003 and that additional funding will be required in 2004, although the amount of such contribution is dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization and other factors described under “Forward-Looking Statements and Risk Factors” below.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $427 million, $234 million and $226 million for 2002, 2001 and 2000, respectively. Capital expenditures for 2002 include $161 million related to the purchase of certain machinery and equipment previously utilized under an operating lease. The Company continues its emphasis on cash flow management and, for 2003, expects that capital spending and other directed investments for small acquisitions and other ventures will be no more than depreciation and amortization. Long-term commitments related to planned capital expenditures are not material.

Other Commitments

At December 31, 2002, the Company’s obligations related to long-term notes and debentures totaled $1.9 billion to be paid over a period of 25 years. Other borrowings, related primarily to commercial paper borrowings, totaled approximately $154 million.

The Company had various purchase obligations at December 31, 2002 totaling approximately $1.3 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $257 million over a period of several years. Of the total lease commitments, approximately 40% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 34% relate to real property, including office space, storage facilities and land; and approximately 26% relate to railcars. The obligations described above are summarized in the following table:

(Dollars in millions)		Payments Due By Period

	Total	2003	2004-07	2008-12	Beyond 2012

Long-term notes and debentures	$1,903	$—	$513	$397	$993
Commercial paper and other borrowings	154	3	151	—	—
Purchase obligations	1,288	151	538	448	151
Operating leases	257	50	114	57	36

	$3,602	$204	$1,316	$902	$1,180

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at December 31, 2002 totaled $52 million.

The Company maintains defined benefit plans that provide eligible employees with retirement benefits. Benefits are paid to employees from trust funds. The Company contributes to the plans as permitted by laws and regulations. No contribution to the plans was made or required in 2002 and the Company anticipates funding approximately $220 million in 2003. As disclosed in Note 9 to the Company’s consolidated financial statements, during 2002 the Company’s additional minimum pension liability increased from $187 million to $417 million. While this amount does not correspond directly to cash funding requirements, it is an indication the Company will be required to contribute cash to the plans in future years. The amount and timing of such contributions is dependent upon interest rates, actual returns on plan assets, retirement and attrition rates of employees, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company.

The Company has long-term commitments relating to joint ventures as described in Note 5 to the Company’s consolidated financial statements. The Company guarantees up to $137 million of the principal amount of the joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

As described in Note 10 to the Company’s consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2002 and 2001. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company also had outstanding guarantees at December 31, 2002. Additional information related to these guarantees is included in Note 10 to the Company’s consolidated financial statements.

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

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2002. During 2001, 77,069 shares of common stock at a total cost of approximately $4 million, or an average price of $53 per share, were repurchased. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

Dividends

The Company declared cash dividends of $0.44 per share in the fourth quarters 2002, 2001 and 2000 and a total of $1.76 per share in 2002, 2001 and 2000.

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party (“PRP”) by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure/postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies as described in Note 1 to the Company’s consolidated financial statements. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other PRPs. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher or lower costs.

When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. Estimated future environmental contingencies ranged from the minimum or best estimate of $97 million to the maximum of $111 million at December 31, 2002. At December 31, 2002 and 2001, the Company had recognized environmental contingencies of approximately $60 million and $54 million, respectively, representing the minimum or best estimate for remediation costs and, for closure/postclosure, costs accrued to date over the facilities’ estimated useful lives.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s cash expenditures related to environmental protection and improvement were approximately $195 million, $216 million and $195 million in 2002, 2001 and 2000, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company’s planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years, inflation has not had a material adverse impact on Eastman’s costs. The cost of raw materials is generally based on market price, although derivative financial instruments may be utilized, as appropriate, to mitigate short-term market price fluctuations.

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

The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The effect, if any, of initially applying this Statement will be reported in the Consolidated Statements of Earnings (Loss) as the cumulative effect of a change in accounting principle. The Company is evaluating the effect this Statement will have on its future financial statements.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted SFAS No. 146 on January 1, 2003. If adopted early, this Statement would not have had a material impact on the Company’s financial condition or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year, and the Company has included this information in Note 10 to the Company’s consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has not assessed what impact, if any, the adoption of the initial recognition and measurement provisions of FIN 45 will have upon its financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, amendment of FASB Statement No. 123.” This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within Note 1, “Significant Accounting Policies,” to the Company’s consolidated financial statements. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. See Note 10 to the Company’s consolidated financial statements for disclosures regarding the Company’s VIE’s. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

OUTLOOK

For 2003, the Company expects:

•	Global political and economic uncertainties will continue to result in higher raw material costs and a sluggish global economy that will negatively impact operating results for the Company; the Company expects to offset this impact in part through price increases for certain of its products and through various cost control measures;

•	To increase 2003 funding of its U.S. defined benefit pension plans to approximately $220 million and that additional funding will be required in 2004, although the amount of such contribution is dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors;

•	Pension and other postemployment benefit expenses in 2003 to increase over 2002 due primarily to low interest rates and the unfavorable market performance for plan assets;

•	Lower depreciation expense in 2003 as compared with 2002 will significantly mitigate the impact on earnings of expected pension and other postemployment benefit cost increases;

•	Earnings from operations will continue to reflect expenses related to new business development activities and that such expenses will be approximately 1% to 1 1/2% of sales revenue;

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	Combined costs related to selling and general administrative expenses and research and development expenses to be at or below 11% of sales revenue;

•	To continue to evaluate the allegations and claims made in recent asbestos-related lawsuits and its insurance coverages, and that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods;

•	To continue to pay the quarterly cash dividend;

•	Priorities for use of available cash from operations will be to pay the dividend, reduce outstanding borrowings, fund targeted growth initiatives such as small acquisitions and other ventures, and repurchase shares;

•	Capital spending and other directed investments for small acquisitions and other ventures to be no more than depreciation and amortization;

•	The effective tax rate will return to a more normal historical level of 30% to 33%;

•	To recognize increasing selling and general administrative expenses related to Cendian as it adds capacity while continuing to add new customers and revenues;

•	To review its portfolio of products and businesses across the Company, primarily in the Eastman Division, and that some product lines or businesses may be removed from the Company’s portfolio to improve profitability;

•	The focus for the CASPI segment to be more on improved margins and profitability than on sales volume gains except for the strong growth potential for CASPI products in the Asia Pacific and Latin America regions; additionally, the Company expects further rationalization of businesses and products and consolidation of manufacturing facilities in the CASPI segment to improve overall gross margin;

•	The insurance claims process associated with the operational disruptions at its Rotterdam, the Netherlands and Columbia, South Carolina facilities to be settled in 2003, and such settlement will positively impact operating earnings and cash flows when completed;

•	Continued profitability from its PET polymers products as the Company maintains its focus on lowering costs and growing along with overall market demand growth; and

•	The Fibers segment to continue to experience flat to slightly lower revenues but consistent operating earnings and cash flows.

The Company is continuing to work towards achieving earnings in 2003 that are sufficient to return the cost of capital, which would result in earnings of approximately $2.70 to $2.85 per share; however, there are a number of factors that are negatively impacting earnings that make accomplishing this goal difficult, including:

•	higher than previously anticipated raw material costs, which in several instances have risen to unprecedented levels;

•	a lack of pricing power for some of the Company’s products; and

•	a sluggish global economy, particularly for manufacturing.

In order to offset these and other challenging factors in 2003, the Company is: utilizing its marketing capabilities to recover raw material cost increases and improve margins wherever possible; implementing various organizational changes and cost control measures; and using all lines of the income statement to improve profitability. See “Forward-Looking Statements and Risk Factors.”

Longer term, the Company expects:

•	Global demand for PET polymers to grow at an average rate of approximately 10% annually over the next several years;

•	Peaks and troughs in the Polymers segment created by supply and demand imbalances to be less pronounced in the future; capacity utilization in the Polymers segment to be lower in 2003 than in 2002 based on industry projections worldwide; and capacity utilization to vary by region; and

•	Aggressive management of costs in the PCI segment will help improve margins and position it to take full advantage of the upturn expected in the 2005 through 2006 timeframe. The Company is also aggressively identifying and implementing Six Sigma projects to reduce costs and improve performance. See “Forward-Looking Statements and Risk Factors.”

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under “Outlook” and certain other statements in this Annual Report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; future expenses and insurance settlement associated with operational disruptions; credit rating; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization, and acceptance of new products, services and technologies and related costs; and asset and product portfolio changes.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those in any such forward-looking statements:

•	The Company has manufacturing and marketing operations throughout the world, with approximately 45% of the Company’s revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company’s revenues, expenses and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenues, expenses and results and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company’s results of operations and financial condition.

•	The Company has made and may continue to make acquisitions, divestitures and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully integrated on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.

•	The Company has made strategic technology investments, including formation of joint ventures and investments in other technology businesses, in order to build certain Eastman capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company’s results of operations.

•	The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company’s earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material costs, or have a negative impact on demand and volume.

•	The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which the Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

•	While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors.

•	The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products.

•	The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company’s financial condition and results of operations until such business is replaced.

•	Limitation of the Company’s available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses and results of operations and financial condition.

•	The Company’s facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company’s accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The estimates depend on a number of factors including those associated with on-going operations and remedial requirements. On-going operations can be affected by unanticipated government enforcement action, which in turn is influenced by the nature of the allegation and the complexity of the site. Likewise, changes in chemical control regulations and testing requirements can increase costs or result in product deselection. Remediation requirements at contaminated sites are dependent on the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.

•	The Company accesses the capital and credit markets on a regular basis. Access to these markets and the cost of capital and debt financing is dependent upon the Company’s credit rating received from independent credit rating agencies. A downgrade of one level in the Company’s credit rating is not anticipated, but should it occur, would not cause a significant impact on the commitments or sources of capital or debt available to the Company, and would not have a material impact on the Company’s results of operations. However, an adverse change in the Company’s credit rating could affect the renewal of existing credit facilities or the Company’s ability to obtain access to new credit facilities in the future, could adversely affect the terms under which the Company can borrow, and could increase the cost of borrowings under such facilities.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	The Company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under “Outlook” and “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by the Company in this filing and elsewhere from time to time, represent management’s best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies and funding of foreign operations. To mitigate the Company’s exposure to these market risks, Eastman has established policies, procedures, and internal processes governing its management of financial market risks and the use of financial instruments to manage its exposure to such risks.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include short-term commercial paper and long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings are predominately U.S. dollar denominated. The nature and amount of the Company’s long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors.

The Company’s operating cash flows denominated in foreign currencies are exposed to changes in foreign currency exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than two years and denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company’s policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes.

The Company is exposed to fluctuations in market prices for certain of its major raw materials. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, and natural gas, the Company enters into forwards and options contracts.

The Company determines its market risk utilizing sensitivity analysis, which measures the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, and/or commodity prices. For 2002 and 2001, the market risk associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous parallel shift in interest rates of 10% are approximately $100 million and $81 million, respectively, and an additional $10 million for each one percentage point change in interest rates thereafter. This exposure is primarily related to long-term debt with fixed interest rates. The market risk associated with foreign currency-sensitive instruments utilizing a modified Black-Scholes option pricing model and a 10% adverse move in the U.S. dollar relative to each foreign currency hedged by the Company is approximately $4 million and $2 million and an additional $0.4 million and $0.1 million for 2002 and 2001, respectively, for an additional one percentage point adverse change in foreign currency exchange rates. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. In 2002, the market risk associated with foreign currency options utilizing a modified Black-Scholes option pricing model and a 10% adverse change in the U.S. dollar relative to each foreign currency results in a $2 million loss in fair value. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions. The market risk associated with feedstock options and natural gas swaps assuming an instantaneous parallel shift in the underlying commodity price of 10% is approximately $2 million and an additional $0.1 million and $0.2 million for 2002 and 2001, respectively, for each one percentage point move in closing prices thereafter.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman Chemical Company and subsidiaries appearing on pages 70 through 111. Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and the statements of necessity include some amounts that are based on management’s best estimates and judgments.

Eastman’s accounting systems include extensive internal controls designed to provide reasonable assurance of the reliability of its financial records and the proper safeguarding and use of its assets. Such controls are based on established policies and procedures, are implemented by trained, skilled personnel with an appropriate segregation of duties, and are monitored through a comprehensive internal audit program. The Company’s policies and procedures prescribe that the Company and all employees are to maintain the highest ethical standards and that its business practices throughout the world are to be conducted in a manner that is above reproach.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, who were responsible for conducting their audits in accordance with auditing standards generally accepted in the United States of America. Their report is included herein.

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of nonmanagement Board members. The independent accountants and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with PricewaterhouseCoopers LLP and Eastman’s director of internal auditing, both privately and with management present, to discuss accounting, auditing, policies and procedures, internal controls, and financial reporting matters.

/s/ J. Brian Ferguson	/s/ James P. Rogers

J. Brian Ferguson Chairman of the Board and Chief Executive Officer	James P. Rogers Senior Vice President and Chief Financial Officer

February 21, 2003

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 116 present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 115 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 4, and 8 to the consolidated financial statements, on January 1, 2002 Eastman Chemical Company adopted Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, and on January 1, 2001, adopted Statement of Financial Accounting Standard No. 133, as amended by Statement of Financial Accounting Standard No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.”

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Philadelphia, Pennsylvania
February 21, 2003

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
COMPREHENSIVE INCOME (LOSS) and RETAINED EARNINGS

	For years ended December 31,

(Dollars in millions, except per share amounts)	2002	2001	2000

Earnings (Loss)
Sales	$5,320	$5,390	$5,292
Cost of sales	4,541	4,497	4,214

Gross profit	779	893	1,078
Selling and general administrative expenses	407	407	346
Research and development expenses	159	160	149
Asset impairments and restructuring charges, net	5	396	13
Other nonrecurring operating items	—	50	8

Operating earnings (loss)	208	(120)	562
Interest expense, net	122	140	135
Gain recognized on initial public offering of equity investment	—	—	(38)
Other (income) charges, net	2	11	3
Other nonrecurring items	—	20	10

Earnings (loss) before income taxes and cumulative effect of change in accounting principle	84	(291)	452
Provision (benefit) for income taxes	5	(116)	149

Earnings (loss) before cumulative effect of change in accounting principle	79	(175)	303
Cumulative effect of change in accounting principle, net	(18)	—	—

Net earnings (loss)	$61	$(175)	$303

Earnings (loss) per share
Basic
Before cumulative effect of change in accounting principle	$1.02	$(2.28)	$3.95
Cumulative effect of change in accounting principle, net	(0.23)	—	—

Net earnings (loss) per share	$0.79	$(2.28)	$3.95

Diluted
Before cumulative effect of change in accounting principle	$1.02	$(2.28)	$3.94
Cumulative effect of change in accounting principle, net	(0.23)	—	—

Net earnings (loss) per share	$0.79	$(2.28)	$3.94

Comprehensive Income (Loss)
Net earnings (loss)	$61	$(175)	$303
Other comprehensive income (loss)
Change in cumulative translation adjustment	102	(24)	(66)
Change in minimum pension liability, net of tax	(145)	(106)	4
Change in unrealized losses on investments, net of tax	(2)	(2)	(1)
Change in unrealized gains (losses) on derivative instruments, net of tax	1	(2)	—

Total other comprehensive loss	(44)	(134)	(63)

Comprehensive income (loss)	$17	$(309)	$240

Retained Earnings
Retained earnings at beginning of period	$1,956	$2,266	$2,098
Net earnings (loss)	61	(175)	303
Cash dividends declared	(135)	(135)	(135)

Retained earnings at end of period	$1,882	$1,956	$2,266

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except per share amounts)	December 31,
	2002	2001

Assets
Current assets
Cash and cash equivalents	$77	$66
Trade receivables, net of allowance of $32 and $35	532	570
Miscellaneous receivables	127	92
Inventories	713	659
Other current assets	80	77

Total current assets	1,529	1,464

Properties
Properties and equipment at cost	9,660	9,302
Less: Accumulated depreciation	5,907	5,675

Net properties	3,753	3,627

Goodwill	344	339
Other intangibles, net of accumulated amortization of $51 and $38	229	275
Other noncurrent assets	418	387

Total assets	$6,273	$6,092

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,221	$906
Borrowings due within one year	3	54

Total current liabilities	1,224	960
Long-term borrowings	2,054	2,143
Deferred income tax liabilities	484	452
Postemployment obligations	1,109	1,043
Other long-term liabilities	131	112

Total liabilities	5,002	4,710

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value– 350,000,000 shares authorized; shares issued –85,135,117 and 85,053,349)	1	1
Additional paid-in capital	119	118
Retained earnings	1,882	1,956
Accumulated other comprehensive loss	(295)	(251)

	1,707	1,824
Less: Treasury stock at cost (7,788,821 and 8,073,859 shares)	436	442

Total stockholders’ equity	1,271	1,382

Total liabilities and stockholders’equity	$6,273	$6,092

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,

(Dollars in millions)	2002	2001	2000

Cash flows from operating activities
Net earnings (loss)	$61	$(175)	$303

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of effect of acquisitions
Depreciation and amortization	397	435	418
Cumulative effect of change in accounting principle, net	18	—	—
Write-off of impaired assets	9	373	—
Gain recognized on initial public offering of equity investment	—	—	(38)
Write-off of acquired in-process research and development	—	5	9
Provision (benefit) for deferred income taxes	95	(78)	67
(Increase) decrease in receivables	4	84	(1)
Increase in inventories	(58)	(8)	(43)
Increase (decrease) in liabilities for employee benefits and incentive pay	81	(8)	28
Increase (decrease) in liabilities excluding borrowings and liabilities for employee benefits and incentive pay	125	(195)	24
Other items, net	69	(36)	79

Total adjustments	740	572	543

Net cash provided by operating activities	801	397	846

Cash flows from investing activities
Additions to properties and equipment	(427)	(234)	(226)
Acquisitions, net of cash acquired	(6)	(257)	(261)
Additions to capitalized software	(18)	(28)	(21)
Other investments	(25)	(8)	(30)
Proceeds from sales of fixed assets	9	4	61
Other items	—	—	12

Net cash used in investing activities	(467)	(523)	(465)

Cash flows from financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	(573)	221	(113)
Proceeds from long-term borrowings	394	—	—
Repayment of borrowings	(8)	(11)	(165)
Dividends paid to stockholders	(135)	(135)	(135)
Treasury stock purchases	—	(4)	(57)
Stock options and other items	(1)	20	4

Net cash provided by (used in) financing activities	(323)	91	(466)

Net change in cash and cash equivalents	11	(35)	(85)

Cash and cash equivalents at beginning of period	66	101	186

Cash and cash equivalents at end of period	$77	$66	$101

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman Chemical Company and subsidiaries (“Eastman” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The consolidated financial statements include assets, liabilities, revenues and expenses of all wholly-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits and readily marketable securities with maturities of three months or less at the purchase date. Changes in bank overdrafts are reflected in the Company’s Consolidated Statements of Cash Flows as changes in short-term borrowings.

Accounts Receivable Sales

Under a planned continuous sale program agreement entered into in 1999, the Company sells to a third party undivided interests in certain domestic accounts receivable. Undivided interests in designated receivable pools are sold to the purchaser with recourse limited to the receivables purchased. The Company’s retained interests in the designated receivable pools are measured at fair value, based on expected future cash flows, using management’s best estimates of returns and credit losses commensurate with the risks involved. The Company’s retained interests in receivables sold are recorded as trade receivables in the consolidated financial statements. Fees paid by the Company under this agreement are based on certain variable market rate indices and are included in other charges in the consolidated financial statements.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

Inventories

Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States by the last-in, first-out (“LIFO”) method. The cost of all other inventories, including inventories outside the United States, is determined by the average cost method, which approximates the first-in, first-out (“FIFO”) method. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Computer Software Costs

Capitalized software costs are amortized on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service. In 2002, 2001 and 2000, approximately $18 million, $28 million and $21 million, respectively, were capitalized. During those periods, approximately $23 million, $16 million and $9 million, respectively, of previously capitalized costs were amortized. At December 31, 2002 and 2001, the unamortized capitalized software costs were $42 million and $47 million, respectively.

Goodwill and Other Intangibles

Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company amortized certain intangible assets on a straight-line basis over the estimated useful lives of such assets, generally 11 to 20 years. The Company adopted the provisions of SFAS No. 142, effective January 1, 2002. Under the provisions of SFAS No. 142, the Company performs the annual review for impairment at the reporting unit level, which Eastman has determined to be one level below its operating segment level and considers the criteria set forth in SFAS No. 142 in aggregating the reporting units. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the reporting unit to all the assets and liabilities of that reporting unit, this includes any unrecognized intangible assets, as if the reporting unit’s fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances could occur that may create underperformance relative to projected future cash flows which would create further future impairments.

Impaired Assets

The Company evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

Investments

The consolidated financial statements include the accounts of the Company and all its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are shown in other long-term liabilities.

Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Under the equity method of accounting, these investments are included in other noncurrent assets. Eastman’s negative investment in Primester, described in Note 5 to the Company’s consolidated financial statements, is included in other long-term liabilities. The Company includes its share of earnings and losses of such investments in other income and charges and its share of other comprehensive income (loss) in the appropriate component of other comprehensive income (loss).

Marketable securities held by the Company, currently common or preferred stock, are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported as a component of other comprehensive income (loss) in stockholders’ equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities. The Company includes these investments in other noncurrent assets.

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

Pension and Other Postemployment Benefits

The Company maintains defined benefit plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees, and health care cost trends. The cost of providing plan benefits depends on demographic assumptions including retirements, mortality, turnover and plan participation.

Environmental Costs

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. Estimated costs associated with closure/postclosure are accrued over the facilities’ estimated remaining useful lives which are currently estimated to extend over 50 years. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.

When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. At December 31, 2002 and 2001, the minimum or best estimate of environmental contingencies was approximately $97 million and $80 million, respectively. At December 31, 2002 and 2001, the Company had recognized environmental contingencies of approximately $60 million and $54 million, respectively, representing the minimum or best estimate for remediation costs and closure/postclosure costs accrued to date over the facilities’ estimated useful lives.

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

The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the British pound, Canadian dollar, euro, and the Japanese yen). To mitigate short-term fluctuations in market prices for propane and natural gas (major raw materials and energy used in the manufacturing process), the Company enters into forwards and options contracts. From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company’s exposure to movements in interest rates.

The Company’s forwards and options contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company’s exposure to identified risks. Gains and losses resulting from effective hedges of existing assets, liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred currency option premiums are generally included in other noncurrent assets and are amortized over the life of the contract. The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire and forward exchange contracts mature.

On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The adoption of SFAS No. 133, as amended by SFAS No. 138, has not had a material impact on the results of operations. Instruments with a fair value of approximately $30 million, previously not required to be recorded and primarily pertaining to the Company’s raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statements of Financial Position on January 1, 2001. In addition, previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. These amounts resulted in an after-tax credit of $58 million to accumulated other comprehensive income (loss), a component of stockholders’ equity, and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

Litigation and Contingent Liabilities

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

Revenue Recognition and Customer Incentives

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectibility is reasonably assured.

The Company records estimated obligations for customer programs and incentive offerings, which consist primarily of revenue or volume-based amounts that a customer must achieve over a specified period of time, as a reduction of revenue to each underlying revenue transaction as the customer progresses toward reaching goals specified in incentive agreements. These estimates are based on a combination of forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, and Eastman’s knowledge of customer purchasing habits and industry pricing practice. The incentive payment rate may be variable, based upon the customer reaching higher sales volume or revenue levels over a specified period of time in order to receive an agreed upon incentive payment.

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue. Shipping and handling costs incurred are recorded in cost of sales.

Stock-Based Compensation

As permitted by SFAS No. 123 “Accounting for Stock-Based Compensation,” Eastman continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Eastman has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123.” The Company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Eastman’s plans are disclosed below.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies intrinsic value accounting for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company’s net earnings (loss) and earnings (loss) per share would have been reduced as follows:

(Dollars in millions, except per share amounts)		2002	2001	2000

Net earnings (loss), as reported		$61	$(175)	$303
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings (loss) under fair value method		(11)	(8)	(9)

Pro forma net earnings (loss)		$50	$(183)	$294

Basic earnings (loss) per share	As reported	0.79	(2.28)	3.95
	Pro forma	0.65	(2.38)	3.83

Diluted earnings (loss) per share	As reported	0.79	(2.28)	3.94
	Pro forma	0.65	(2.38)	3.82
Stock-based employee compensation cost, net of tax, included in net earnings (loss)		$—	$—	$1

Restructuring of Operations

The Company records restructuring charges incurred in connection with consolidation or relocation of operations, exited business lines, or shutdowns of specific sites. These restructuring charges, which reflect management’s commitment to a termination or exit plan that generally will begin and will be substantially completed within 12 months, are based on estimates of the expected costs associated with site closure, legal and environmental matters, demolition, contract terminations, or other costs directly related to the restructuring.

Compensated Absences

The Company accrues compensated absences and related benefits as current charges to earnings.

Nonrecurring Items

It is the Company’s policy to identify as a “nonrecurring item” a material charge or gain that is not associated with on-going operations or that is caused by unique events not reflective of the Company’s normal business activities in the period if such items individually or in the aggregate have a material impact on a specific line item in the Consolidated Statements of Earnings (Loss) or have a material impact on results overall. The Company believes that separately reporting such charges or gains enhances transparency and comparability of results by removing distortion that would otherwise occur. Examples of such items that have been separately reported in the past under this policy include material charges or gains resulting from asset impairments and restructuring of operations, including employee terminations; litigation not related to on-going operations; discontinued businesses; and acquisition charges including those related to acquired in-process research and development. Nonrecurring items are appropriately identified in the Consolidated Statements of Earnings (Loss).

Recognition of Gains or Losses on Subsidiary or Affiliate Stock Sales

Gains and losses on subsidiary or affiliate stock sales are recorded in other income or other charges and are separately disclosed in the Statements of Earnings (Loss) and Comprehensive Income (Loss).

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Income and Other Charges

Included in other income and other charges are results from equity investments, gains or losses on sales of nonoperating assets, royalty income, gains or losses on foreign exchange transactions, certain litigation costs, fees on securitized receivables and other miscellaneous items.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred taxes result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently reinvested.

Translation of Non-U.S. Currencies

Where cash flows are primarily denominated in the local currency, foreign consolidated entities of the Company use the local currency as the “functional currency.” The effects of those entities remeasuring transactions denominated in currencies other than functional currency are reflected in current earnings in other (income) charges, net. The effects of translating into U.S. dollars the operations of consolidated entities that use a foreign currency as the functional currency are included in comprehensive income (loss) and accumulated other comprehensive income (loss), a component of stockholders’ equity.

Comprehensive Income

Components of accumulated other comprehensive income (loss) include cumulative translation adjustments, additional minimum pension liabilities, unrecognized gains or losses on investments, and mark-to-market gains or losses on qualifying foreign exchange contracts and commodity contracts. Accumulated other comprehensive income (loss) is presented net of applicable taxes. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

Earnings Per Share

Basic earnings (loss) per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year.

Reclassifications

The Company has reclassified certain 2001 and 2000 amounts to conform to the 2002 presentation.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	INVENTORIES

	December 31

(Dollars in millions)	2002	2001

At FIFO or average cost (approximates current cost)
Finished goods	$582	$569
Work in process	175	168
Raw materials and supplies	229	210

Total inventories	986	947
Reduction to LIFO value	(273)	(288)

Total inventories at LIFO value	$713	$659

Inventories valued on the LIFO method were approximately 70% of total inventories in each of the periods.

3.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31

(Dollars in millions)	2002	2001

Properties at Cost
Balance at beginning of year	$9,302	$9,039
Additions
Capital expenditures	427	234
Acquisitions	—	157
Deductions	(69)	(128)

Balance at end of year	$9,660	$9,302

Properties
Land	$73	$74
Buildings and building equipment	920	894
Machinery and equipment	8,483	8,161
Construction in progress	184	173

Balance at end of year	$9,660	$9,302

Accumulated Depreciation
Balance at beginning of year	$5,675	$5,114
Provision for depreciation	358	385
(Deductions) additions	(126)	176

Balance at end of year	$5,907	$5,675

Construction-period interest of $344 million and $345 million, reduced by accumulated depreciation of $207 million and $198 million, is included in cost of properties at December 31, 2002 and 2001, respectively. Interest capitalized during 2002, 2001 and 2000 was $4 million, $5 million, and $6 million, respectively.

Depreciation expense was $358 million, $385 million and $382 million, for 2002, 2001 and 2000, respectively.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

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

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002 to reflect lower than previously expected cash flows from certain related products. This charge is reported in the Consolidated Statements of Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization.

	As of December 31, 2002		As of December 31, 2001

	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(Dollars in millions)	Amount	Amount	Amount	Amount

Amortizable intangible assets
Developed technology	$124	$96	$124	$105
Customer lists	62	48	56	47
Other	18	15	30	25

Total	$204	159	$210	177

Indefinite-lived intangible assets
Trademarks		70		98

Other intangible assets		$229		$275

As a result of the nonamortization provisions of SFAS No. 142, the Company will no longer record approximately $20 million of annual amortization relating to goodwill and indefinite-lived intangibles, as adjusted for the reclassifications just mentioned.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the carrying amount of goodwill follow:

			Total
	CASPI	Other	Eastman
(Dollars in millions)	Segment	Segments	Chemical

Reported balance at December 31, 2001	$333	$6	$339
Intangible assets reclassified into goodwill at January 1, 2002, net of deferred tax liability	7	—	7
Purchase accounting adjustments	(5)	—	(5)
Acquisitions	—	3	3

Reported goodwill balance at December 31, 2002	$335	$9	$344

The following table presents prior year earnings and earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in the prior year.

(Dollars in millions, except per share amounts)	2002	2001	2000

Reported net earnings (loss)	$61	$(175)	$303
Add back goodwill amortization		15	14
Add back assembled workforce and trademark amortization		3	2

Adjusted net earnings (loss)	$61	$(157)	$319

Basic earnings (loss) per share before cumulative effect of change in accounting principle:
Reported basic earnings (loss) per share	$1.02	$(2.28)	$3.95
Add back goodwill amortization		.20	.18
Add back assembled workforce and trademark amortization		.03	.03

Adjusted net earnings (loss) per share	$1.02	$(2.05)	$4.16

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:
Reported diluted earnings (loss) per share	$1.02	$(2.28)	$3.94
Add back goodwill amortization		.20	.18
Add back assembled workforce and trademark amortization		.03	.03

Adjusted net earnings (loss) per share	$1.02	$(2.05)	$4.15

Amortization expense for definite-lived intangible assets was approximately $12 million, $16 million, and $12 million, respectively, for 2002, 2001, and 2000. If the nonamortization provisions of SFAS No. 142 had been applied in the prior years, amortization expense would have been $14 million and $10 million for 2001 and 2000, respectively. Estimated amortization expense for the five succeeding years is approximately $15 million per year.

5.	EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

Eastman owns 25 million shares, or approximately 42%, of the outstanding common shares of Genencor International, Inc. (“Genencor”) a company engaged in the discovery, development, manufacture and marketing of biotechnology products for the industrial chemicals, agricultural and health care markets. This investment is accounted for under the equity method and is included in other noncurrent assets. At December 31, 2002 and 2001, the Company’s investment in Genencor, including preferred stock and accumulated dividends receivable, was $196 million and $217 million, respectively. At December 31, 2002, the fair market value of the Company’s common stock in Genencor was $9.78 per share or $245 million.

Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture engaged in the manufacture of cellulose esters at its Kingsport, Tennessee plant, accounted for by the equity method. The Company guarantees up to $125 million of the principal amount of the joint venture’s third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. Eastman had a negative investment in the joint venture of approximately $40 million at December 31, 2002 and 2001, representing the recognized portion of the venture’s accumulated deficits that it has a commitment to fund as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992 and 1993. Eastman is amortizing the deferred credit to earnings over the 10-year period of the utilities and plant services contract.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eastman owns a 50% interest in Nanjing Yangzi Eastman Chemical Ltd. (“Nanjing”) a company engaged in the manufacture of Eastotac™ hydrocarbon tackifying resins for the adhesives market. This joint venture is accounted for under the equity method and is included in other noncurrent assets. The Company guarantees up to $12 million of the principal amount of the joint venture’s third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. The Company’s investment in Nanjing was approximately $7 million at December 31, 2002 and 2001.

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31

(Dollars in millions)	2002	2001

Trade creditors	$489	$369
Accrued payrolls, vacation, and variable-incentive compensation	176	160
Accrued taxes	71	72
Interest payable	48	45
Current portion of U.S. defined benefit pension plan liabilities	220	—
Bank overdrafts	39	69
Other	178	191

Total	$1,221	$906

The current portion of U.S. defined benefit pension plan liabilities is an estimate of the Company’s anticipated funding through December 31, 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	BORROWINGS

	December 31

(Dollars in millions)	2002	2001

Short-term borrowings
Notes payable	$3	$54

Total short-term borrowings	3	54

Long-term borrowings
6 3/8% notes due 2004	513	500
7% notes due 2012	397	—
7 1/4% debentures due 2024	496	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility and commercial paper borrowings	143	637
Other	8	13

Total long-term borrowings	2,054	2,143

Total borrowings	$2,057	$2,197

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. The Credit Facility was reduced from $800 million to $600 million in the second quarter 2002 following the issuance of $400 million in fixed rate debt described below. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of December 31, 2002 and 2001. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At December 31, 2002, the Company’s commercial paper borrowings were $143 million at an effective interest rate of 1.66%. At December 31, 2001, the Company’s outstanding Credit Facility and commercial paper borrowings were $637 million at an effective interest rate of 3.17%.

On April 3, 2002, the Company issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Proceeds from the sale of the notes, net of $3 million in transaction fees, were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings.

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rates of the notes due in 2004 to variable rates. These original interest rate swaps were settled during the fourth quarter 2002, resulting in $13 million cash proceeds being received by the Company which were included in cash flows from operations in the Consolidated Statements of Cash Flows. The gain resulting from the settlement of the swaps is reflected as an increase in long-term debt and will be amortized into earnings as a reduction to interest expense through the maturity of the notes in January 2004. In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rates on the notes due in 2004 to variable rates that averaged 4.07% at December 31, 2002. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $3 million in other noncurrent assets and long-term borrowings at December 31, 2002.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2002		December 31, 2001

	Recorded		Recorded
(Dollars in millions)	Amount	Fair Value	Amount	Fair Value

Long-term borrowings	$2,054	$2,220	$2,143	$2,168

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities. The Company’s floating-rate borrowings approximate fair value.

Derivative Financial Instruments Held or Issued for Purposes Other Than Trading

Effective January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, “Accounting for Derivative Instruments and Hedging Activities,” which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Instruments with a fair market value of $33 million, previously not required to be recorded and primarily pertaining to the Company’s raw materials and energy cost hedging program, were recognized as miscellaneous receivables in the Consolidated Statements of Financial Position on January 1, 2001. Previously deferred gains of $68 million from the settlement of currency options were reclassified from other current liabilities. Accordingly, the following amounts were recorded as of January 1, 2001:

(Dollars in millions)
Deferred gains reclassified	$68
Instruments not previously reported	33

101
Less: provision for income taxes	39

$62

The above amount resulted in an after-tax credit of $58 million to accumulated other comprehensive income (loss), a component of stockholders’ equity, and an after-tax gain of $4 million included in net earnings as of January 1, 2001.

At December 31, 2002, the remaining mark-to-market gains from currency, commodity and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $1 million. If realized, substantially all of this balance will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings during 2002.

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

9.	RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Prior to 2000, benefits were calculated using a traditional defined benefit formula based on age, years of service and the employees’ final average compensation as defined in the plans. Effective January 1, 2000, the defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended. Employees’ accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee’s age, years of service and final average compensation as defined in the plans. The amended defined benefit pension plan uses a pension equity formula based on age, years of service and final average compensation to calculate an employee’s retirement benefit from January 1, 2000 forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.

Benefits are paid to employees from trust funds. Contributions to the plan are made as permitted by laws and regulations. The pension trust fund does not directly own any of the Company’s common stock.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension coverage for employees of Eastman’s international operations is provided, to the extent deemed appropriate, through separate plans. The Company systematically provides for obligations under such plans by depositing funds with trustees, under insurance policies or by book reserves.

A summary balance sheet of the change in plan assets during 2002 and 2001, the funded status of the plans, amount recognized in the Statements of Financial Position, and the assumptions used to develop the projected benefit obligation for the Company’s significant defined benefit pension plans are provided in the following tables:

Summary Balance Sheet

(Dollars in millions)	2002	2001

Change in benefit obligation:
Benefit obligation, beginning of year	$1,062	$920
Service cost	36	32
Interest cost	80	72
Actuarial loss	72	142
Acquisitions/divestitures/new plans	72	—
Curtailments/settlements	—	(12)
Benefits paid	(100)	(92)

Benefit obligation, end of year	$1,222	$1,062

Change in plan assets:
Fair value of plan assets, beginning of year	$697	$869
Actual return (loss) on plan assets	(96)	(83)
Acquisitions/divestitures/new plans/other receipts	70	—
Benefits paid	(97)	(89)

Fair value of plan assets, end of year	$574	$697

Benefit obligation in excess of plan assets	$648	$365
Unrecognized actuarial loss	(564)	(329)
Unrecognized prior service credit	96	116
Unrecognized net transition asset	—	4

Net amount recognized, end of year	$180	$156

Amounts recognized in the Statements of Financial Position consist of:
Accrued benefit cost	$180	$156
Additional minimum liability	417	187
Accumulated other comprehensive loss	(417)	(187)

Net amount recognized, end of year	$180	$156

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of net periodic benefit cost recognized for Eastman’s significant defined benefit pension plans follows:

Summary of Benefit Costs

(Dollars in millions)	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$36	$32	$29
Interest cost	80	72	68
Expected return on assets	(77)	(72)	(64)
Amortization of:
Transition asset	(4)	(4)	(4)
Prior service credit	(12)	(12)	(12)
Actuarial loss	9	4	7

Net periodic benefit cost	$32	$20	$24

Weighted-average assumptions as of end of year:
Discount rate	6.75%	7.25%	7.75%
Expected return on assets	9.00%	9.50%	9.50%
Rate of compensation increase	4.00%	4.00%	4.25%

As a result of the partial settlement of pension liabilities, the Company recorded a charge of $7 million in 2001.

Eastman’s worldwide net pension cost was $38 million, $27 million and $32 million in 2002, 2001 and 2000, respectively.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees’ eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company’s U.S. pension plans. Similar benefits are also provided to retirees of Holston Defense Corporation (“HDC”), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant. HDC’s contract with the Department of Army (“DOA”) provided for reimbursement of allowable costs incurred by HDC including certain postretirement welfare costs, for as long as HDC operated the plant. After the contract was terminated at the end of 1998, the Army has not contributed further to these costs. The Company continues to accrue for the costs related to HDC retirees while pursuing extraordinary relief from the DOA for reimbursement of these and other previously expensed employee benefit costs. Given the uncertain outcome of discussions with the DOA, the Company will recognize the impact of any reimbursement in the period settled.

A few of the Company’s non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

The following tables set forth the status of the Company’s U.S. plans at December 31, 2002 and 2001:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary Balance Sheet

(Dollars in millions)	2002	2001

Change in benefit obligation:
Benefit obligation, beginning of year	$779	$645
Service cost	6	6
Interest cost	57	52
Plan participants’ contributions	2	—
Actuarial loss	97	118
Benefits paid	(45)	(42)

Benefit obligation, end of year	$896	$779

Change in plan assets:
Fair value of plan assets, beginning of year	$35	$37
Actual return on plan assets	2	3
Company contributions	32	37
Plan participants’ contributions	2	—
Benefits paid	(45)	(42)

Fair value of plan assets, end of year	$26	$35

Benefit obligation in excess of plan assets	$870	$744
Unrecognized actuarial gain	(280)	(195)
Unrecognized prior service cost	30	33

Net amount recognized, end of year	$620	$582

Amounts recognized in the Statements of Financial Position consist of:
Accrued benefit cost	$620	$582

Net amount recognized, end of year	$620	$582

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic postretirement benefit cost follows:

Summary of Benefit Costs

(Dollars in millions)	2002	2001	2000

Components of net periodic benefit cost:
Service cost	$6	$6	$5
Interest cost	57	52	48
Expected return on assets	(2)	(2)	(3)
Amortization of:
Prior service cost	(3)	(3)	(3)
Actuarial loss	9	5	1

Net periodic benefit cost	$67	$58	$48

Weighted-average assumptions as of end of year:
Discount rate	6.75%	7.25%	7.75%
Expected return on assets	9.00%	9.50%	9.50%
Rate of compensation increase	4.00%	4.00%	4.25%
Health care cost trend
Initial	10.00%	10.00%	7.00%
Decreasing to ultimate trend of	5.25%	5.00%	5.00%
In year	2007	2006	2006

A 1% increase in health care cost trend would increase the 2002 service and interest costs by $3 million, and the 2002 benefit obligation by $40 million. A 1% decrease in health care cost trend would decrease the 2002 service and interest costs by $3 million, and the 2002 benefit obligation by $34 million.

10.	COMMITMENTS

          Purchase Obligations and Lease Commitments

At December 31, 2002, the Company had various purchase obligations totaling approximately $1.3 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. Approximately $151 million of these obligations will be paid in 2003.

The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $257 million over a period of several years. Of the total lease commitments, approximately 40% relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 34% relates to real property, including office space, storage facilities and land; and approximately 26% relates to railcars. Future lease payments, reduced by sublease income, follow:

(Dollars in millions)
Year ending December 31,
2003	$50
2004	36
2005	29
2006	27
2007	22
2008 and beyond	93

Total minimum payments required	$257

Rental expense, net of sublease income, was approximately $80 million in 2002, and $83 million in 2001 and 2000.

          Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at December 31, 2002 and 2001. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $4 million, $9 million, and $12 million in 2002, 2001 and 2000, respectively. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $250 million, $239 million, and $235 million in 2002, 2001, and 2000, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $93 million and $124 million at December 31, 2002 and 2001, respectively.

          Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002. Disclosures about each group of similar guarantees are provided below and summarized in the following table:

(Dollars in millions)
Obligations of equity affiliates	$137
Residual value guarantees	52

Total	$189

          Obligations of Equity Affiliates

Eastman has long-term commitments relating to joint ventures as described in Note 5 to the Company’s consolidated financial statements. The Company guarantees up to $137 million of the principal amount of the joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

          Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2002 totaled approximately $52 million. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

          Other Guarantees

Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and nonconsolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company’s consolidated financial position or liquidity.

          Product Warranty Liability

The Company warrants to the original purchaser of its products that it will repair or replace without charge products if they fail due to a manufacturing defect. However, the Company’s historical claims experience has not been material. The estimated product warranty liability for the Company’s products as of December 31, 2002 is less than $1 million. The Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of the costs can be made.

          Variable Interest Entities

The Company currently has relationships with three potential variable interest entities (“VIE’s”). The assets and liabilities of these entities are not consolidated within the Company’s consolidated financial statements. Two potential VIE’s are related to the equity affiliates discussed above and in Note 5 to the Company’s consolidated financial statements. The other potential VIE is related to a synthetic lease for certain operating assets discussed above. In January 2003 the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” The Company is in the process of reviewing the provisions of FIN 46. In response to the guidance provided by FIN 46, if necessary, the Company has several options including: consolidating the VIE’s into the Company’s financial statements; purchasing selected assets from the VIE’s; or modifying or replacing the financing sources currently being utilized. None of these options are expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party (“PRP”), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure/postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1 to the Company’s consolidated financial statements. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $60 million and $54 million at December 31, 2002 and 2001, respectively, representing the minimum or best estimate for remediation costs and, for closure/postclosure, costs accrued to date over the facilities’ estimated useful lives.

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

Sorbates Litigation

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine as a charge against earnings in the third quarter of 1998 and is paying the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea in Canada admitted that the same conduct that was the subject of the United States guilty plea had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The Canadian fine has been paid and was recognized as a charge against earnings in the fourth quarter of 1999.

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in a number of putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. All but three of these more than twenty lawsuits have been resolved via settlement. No class has been certified in any of the three unresolved private cases, and the trial court in one of them decided in October 2002 that the case would not proceed as a class action, though that decision has been appealed by the plaintiff. One of the other two remaining cases is dormant and the third was filed on February 7, 2003.

In addition, several states have recently sued the Company and other defendants in connection with the sorbates matter, seeking unspecified damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. Several other states have advised the Company that they intend to bring similar actions against the Company and others.

The Company has recognized charges to earnings in each of the past four years for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to vigorously defend the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

Asbestos Litigation

Over the years, Eastman was named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases were dismissed or settled without a material effect on Eastman’s results of operations or financial condition.

The Company has recently experienced an increase in the number of asbestos claims against it. Currently, there are approximately 7,000 claims asserted against the Company in about 17 cases that also involve hundreds of other defendants. By far, the majority of these

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

claims are in Mississippi, with smaller numbers in Texas and Illinois. In the recently filed cases in Mississippi, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the Mississippi plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all of these actions or to settle them on acceptable terms.

The Company continues to evaluate the allegations and claims made in recent asbestos-related lawsuits and its insurance coverages. Based on such evaluation to date, the Company continues to believe that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods. To date, costs incurred by the Company related to the recent asbestos-related lawsuits have not been material, and in the case of the Mississippi claims have been limited to legal fees and expenses.

13.	STOCKHOLDERS’ EQUITY

(Dollars in millions)	2002	2001	2000

Common stock at par value	$1	$1	$1

Paid-in capital
Balance at beginning of year	118	100	95
Additions	1	18	5

Balance at end of year	119	118	100

Retained earnings	1,882	1,956	2,266

Accumulated other comprehensive income (loss)
Balance at beginning of year	(251)	(117)	(54)
Change in cumulative translation adjustment	102	(24)	(66)
Change in additional minimum pension liability, net of tax	(145)	(106)	4
Change in unrealized losses on investments, net of tax	(2)	(2)	(1)
Change in unrealized gains (losses) on derivative instruments, net of tax	1	(2)	—

Balance at end of year	(295)	(251)	(117)

Treasury stock at cost	(436)	(442)	(438)

Total	$1,271	$1,382	$1,812

Shares of common stock issues (1)

Balance at beginning of year	85,053,349	84,739,902	84,512,004
Issued for employee compensation and benefit plans	81,768	313,447	227,898

Balance at end of year	85,135,117	85,053,349	84,739,902

(1)	Includes shares held in treasury

The Company has authority to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in 2002, 2001 and 2000.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company established a benefit security trust in 1997 to provide a degree of financial security for unfunded obligations under certain plans and contributed to the trust a warrant to purchase up to 1,000,000 shares of common stock of the Company for par value. The warrant, which remains outstanding, is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under covered unfunded plans. Such warrant is excluded from the computation of diluted earnings per share because the conditions upon which the warrant is exercisable have not been met.

The additions to paid-in capital for the three years are primarily the result of exercises of stock options by employees.

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2002. During 2001, 77,069 shares of common stock at a total cost of approximately $4 million, or an average price of $53 per share, were repurchased. The repurchase in 2001 was the result of a reverse/forward stock split of the Company’s common stock which was approved by the stockholders on May 3, 2001 in order to consolidate small shareholdings and reduce administrative costs. In 2000, the Company also repurchased 1,575,000 shares at a cost of approximately $57 million, or an average price of approximately $36 per share. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

The Company’s charitable foundation held 144,825 shares of Eastman common stock at December 31, 2002, and 158,424 shares at December 31, 2001 and 2000.

For 2002, 2001 and 2000, the weighted average number of common shares outstanding used to compute basic earnings per share was 77.1 million, 76.8 million and 76.8 million, respectively, and for diluted earnings per share was 77.2 million, 76.8 million and 77.0 million, respectively, reflecting the effect of dilutive options outstanding. Excluded from the 2002 calculations were shares underlying options to purchase 8,208,355 shares of common stock at a range of prices from $42.75 to $73.94, because the exercise price of the options was greater than the average market price of the underlying common shares. As a result of the net loss reported for 2001, common shares underlying all options were excluded from the calculation of diluted earnings (loss) per share. Excluded from the 2001 calculation were shares underlying options to purchase 7,006,410 shares of common stock at a range of prices from $33.01 to $73.94. Excluded from the 2000 calculations were shares underlying options to purchase 3,899,076 shares of common stock at a range of prices from $45.34 to $74.25, because the exercise price of the options was greater than the average market price of the underlying common shares.

In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman’s stockholders and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman’s common stock. As a result of the net loss reported for 2001, 156,060 shares underlying such options were excluded from the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive. At December 31, 2000, 149,240 shares underlying such options were included in diluted earnings per share calculations as a result of the stock price conditions for vesting being met. These performance-based stock options expired on December 31, 2001.

Additionally, 200,000 shares underlying an option issued to the former Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations for 2001 and 2000 because the stock price conditions to exercise had not been met as to any of the shares as of December 31, 2001 and 2000. The entire option was cancelled and forfeited on September 16, 2002, as none of the price vesting conditions had been met.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCK OPTION AND COMPENSATION PLANS

Omnibus Plans

Eastman’s 2002 Omnibus Long-Term Compensation Plan (the “2002 Omnibus Plan”), which is substantially similar to and intended to replace the 1997 Omnibus Long-Term Compensation Plan (the “1997 Omnibus Plan”), which formerly replaced the 1994 Omnibus Long-Term Compensation Plan (the “1994 Omnibus Plan”), provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights (“SARs”), performance shares and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. No new awards have been made under the 1994 Omnibus Plan or the 1997 Omnibus Plan following the effectiveness of the 2002 Omnibus Plan. Outstanding grants and awards under the 1994 Omnibus Plan or the 1997 Omnibus Plan are unaffected by the replacement of the 1997 Omnibus Plan (and 1994 Omnibus Plan) with the 2002 Omnibus Plan. The 2002 Omnibus Plan provides that options can be granted through May 2, 2007, for the purchase of Eastman common stock at an option price not less than 100% of the per share fair market value on the date of the stock option’s grant. Substantially all grants awarded under the 1994 Omnibus Plan, the 1997 Omnibus Plan, and the 2002 Omnibus Plan have been at option prices equal to the fair market value on the date of grant. Options typically vest in 50% increments on the first two anniversaries of the grant date and expire ten years after grant. There is a maximum of 7.5 million shares of common stock available for option grants and other awards during the term of the 2002 Omnibus Plan. The maximum number of shares of common stock with respect to one or more options and/or SARs that may be granted during any one calendar year under the 2002 Omnibus Plan to the Chief Executive Officer or to any of the next four most highly compensated executive officers (each a “Covered Employee”) is 300,000. The maximum fair market value of any awards (other than options and SARs) that may be received by a Covered Employee during any one calendar year under the 2002 Omnibus Plan is the equivalent value of 200,000 shares of common stock as of the first business day of such calendar year.

Director Long-Term Compensation Plan

Eastman’s 2002 Director Long-Term Compensation Plan (the “2002 Director Plan”), which is substantially similar to and intended to replace the 1999 Director Long-Term Compensation Plan (the “1999 Director Plan”), which formerly replaced the 1994 Director Long-Term Compensation Plan (the “1994 Director Plan”), provides for grants of nonqualified stock options and restricted shares to nonemployee members of the Board of Directors. No new awards have been made under the 1994 Director Plan or the 1999 Director Plan, following the effectiveness of the 2002 Director Plan. Outstanding grants and awards under the 1994 Director Plan or the 1999 Director Plan are unaffected by the replacement of the 1999 Director Plan (and the 1994 Director Plan) with the 2002 Director Plan. Shares of restricted stock are granted upon the first day of the directors’ initial term of service and nonqualified stock options and shares of restricted stock are granted each year following the annual meeting of stockholders. The 2002 Director Plan provides that options can be granted through the later of May 1, 2007, or the date of the annual meeting of stockholders in 2007 for the purchase of Eastman common stock at an option price not less than the stock’s fair market value on the date of the grant. The options vest in 50% increments on the first two anniversaries of the grant date and expire ten years after grant. The maximum number of shares of common stock that shall be available for grant of awards under the 2002 Director Plan during its term is 200,000.

Nonemployee Director Stock Option Plan

Eastman’s 1996 Nonemployee Director Stock Option Plan provides for grants of nonqualified stock options to nonemployee members of the Board of Directors in lieu of all or a portion of each member’s annual retainer. The Nonemployee Director Stock Option Plan provides that options may be granted for the purchase of Eastman common stock at an option price not less than the stock’s fair market value on the date of grant. The options become exercisable six months after the grant date. The maximum number of shares of Eastman common stock available for grant under the Plan is 150,000.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Balances and Activity

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 2002, 2001 and 2000, respectively, include: average expected volatility of 27.57%, 27.07% and 26.98%; average expected dividend yield of 3.71%, 3.67% and 3.84%; and average risk-free interest rates of 5.06%, 4.72% and 6.19%. An expected option term of six years for all periods was developed based on historical experience information. The expected term for reloads was considered as part of this calculation and is equivalent to the remaining term of the original grant at the time of reload.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company’s stock option plans is presented below:

	2002		2001		2000

		Weighted-Average		Weighted-Average		Weighted-Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding at beginning of year	7,006,410	$50	5,801,348	$50	4,784,957	$50
Granted	1,860,360	47	1,608,793	48	1,263,051	45
Exercised	64,384	39	330,989	42	202,691	35
Forfeited or canceled	290,789	57	72,742	52	43,969	60

Outstanding at end of year	8,511,597	$49	7,006,410	$50	5,801,348	$50

Options exercisable at year-end	5,965,433		4,773,210		3,967,571

Weighted average fair value of options granted during the year		$11.16		$10.95		$11.06
Available for grant at end of year	7,766,204*		1,911,557		3,011,978

*	Increased number of shares available for grant is the result of new plans adopted during 2002 as discussed above.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding				Options Exercisable

		Weighted-				Weighted-
	Number	Average		Weighted-	Number	Average
Range of Exercise	Outstanding at	Remaining		Average	Exercisable	Exercise
Prices	12/31/02	Contractual Life		Exercise Price	at 12/31/02	Price

$36-42	303,242	7.7	Years	$38	285,542	$38
$43-44	1,219,400	1.1		43	1,219,400	43
$45-49	4,845,513	8.0		47	2,329,749	47
$50-74	2,143,442	4.2		58	2,130,742	58

	8,511,597	6.1		$49	5,965,433	50

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Eastman Investment and Employee Stock Ownership Plan

The Company sponsors a defined contribution employee stock ownership plan (the “ESOP”), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment and Employee Stock Ownership Plan (“EIP/ESOP”). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5% of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the Eastman Investment Plan. Allocated shares in the ESOP totaled 2,774,676, 2,814,730 and 2,936,311 as of December 31, 2002, 2001 and 2000, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

Charges for contributions to the EIP/ESOP were $37 million, $38 million and $34 million for 2002, 2001 and 2000, respectively.

Eastman Performance Plan

The Eastman Performance Plan (the “EPP”) places a portion of each employee’s annual compensation at risk and provides a lump-sum payment to plan participants based on the Company’s financial performance. Amounts paid under the EPP were $15 million and $55 million for 2002 and 2000, respectively. No amounts were paid under the EPP for 2001.

Annual Performance Plan

Through 2000, Eastman’s managers and executive officers participated in the Annual Performance Plan (the “APP”), which placed a portion of annual cash compensation at risk based upon Company performance as measured by specified annual goals. The amount paid under the APP for 2000 was $3 million.

Unit Performance Plan

Beginning in 2000, Eastman managers and executive officers began participating in a new variable compensation plan, the Unit Performance Plan (the “UPP”), under which a portion of annual cash compensation is made variable based upon organizational performance and the attainment of individual objectives and expectations. The amount anticipated to be paid under the UPP for 2002 is $5 million. No amounts were paid under the UPP for 2001. For 2000, the amount paid under the UPP was $7 million.

Beginning in 2001, the portion of each participant’s total pay that was formerly made variable under the APP is now variable under the UPP.

15.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Write-off of Impaired Polyethylene Assets

During the second quarter 2001, management identified and announced certain assets that were intended to be spun off at year-end 2001 related to the Company’s efforts to spin off the specialty chemicals and plastics businesses. An indirect result of these decisions would have been that the continuing operations would have been required to purchase certain raw materials and utilities that were historically produced internally for use in the manufacture of polyethylene. Considering the purchase price of these raw materials and utilities, the carrying value of certain assets used to consume ethylene at the Longview, Texas facility in the manufacture of polyethylene exceeded the expected future cash flows attributable to such assets.

Subsequent to the second quarter 2001, the spin-off was canceled. However, management determined that the continued operation of these assets was not economically attractive and is anticipating reversing the flow of pipelines at the Longview facility to provide an alternate outlet for ethylene, and creating an option to shut down the impaired assets. Based upon the resulting cash flows from the probable future use of these assets, an impairment loss of $103 million was charged to the Polymers segment’s earnings during the second quarter 2001. An additional charge of $1 million related to the impaired polyethylene assets was recorded in the fourth quarter 2002. The impairment represents the excess of the carrying value over the discounted estimated future cash flows related to the products produced by the impacted assets.

Restructuring and Asset Impairments of the Fine Chemicals Product Lines

As a result of the on-going restructuring of the Company’s fine chemicals product lines, Eastman recorded restructuring charges, including related asset write-downs, totaling approximately $70 million in 2001. These charges resulted from the Company’s on-going restructuring of its fine chemicals product lines to reduce costs, and from the write-down of assets determined to be impaired. The restructuring initiative and related asset impairments involve the Company’s Performance Chemicals and Intermediates (“PCI”) segment and include assets at the Company’s Tennessee and Arkansas sites within the United States, a plant in Wales, and a plant in Hong Kong.

Charges in the fourth quarter and the third quarter 2001 of $1 million and $6 million, respectively, pertained primarily to severance accruals for employees impacted by the plant shutdowns, closure costs and write-downs of fixed assets. Charges totaling approximately $63 million recorded during the second quarter 2001 related to certain fine chemicals product lines that did not fit the Company’s long-term strategic objectives and for assets determined to be impaired. Changes in estimates associated with the asset impairments resulted in a net $1 million credit to earnings in the fourth quarter 2002.

The impairments at the foreign sites included the write-down of fixed assets and other long-term deposits. The restructuring and asset impairments at the domestic sites primarily pertained to write-downs of fixed assets, net of the effect of a reversal of a customer deposit, related to a custom synthesis product contract. In 2001, the Company received notification that the contract would be terminated June 30, 2002. The Company planned to use the related assets to meet contractual requirements, and then to permanently idle such assets. These assets were written down to fair value in the second quarter 2001 using discounted estimated net cash flows from contracts that were currently in effect. Subsequently, the customer initiated discussions with the Company which resulted in an agreement being reached in June 2002 to extend the custom synthesis product contract one year based on renegotiated terms.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) Segment

Consolidation and restructuring of the operations of the CASPI segment resulted in restructuring charges, including related asset write-downs, of approximately $5 million in 2002 and $77 million in 2001. In the fourth quarter 2002, the Company recognized restructuring charges of approximately $4 million related to closure of plants in Duesseldorf, Germany; Rexdale, Canada; and LaVergne, Tennessee; and additionally recognized an asset impairment charge of approximately $2 million related to certain other European assets. A change in estimate for shutdown reserves for Philadelphia, Pennsylvania and Portland, Oregon resulted in a $1 million credit to earnings in the third quarter 2002. In the fourth quarter 2001, the Company recognized a charge of approximately $27 million related to the closure of an operating site in Duesseldorf, Germany. Also in the fourth quarter 2001, charges of approximately $6 million and $3 million, respectively, were recognized related to the impairment of other operating assets in Savannah, Georgia and Banbury, England. In the third quarter 2001, the Company recognized a charge of approximately $21 million related to the closure of a Moundville, Alabama plant that was obtained in the acquisition of Lawter International, Inc. In the second quarter 2001, the Company recognized a charge of approximately $20 million related to the closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter Technologies, Inc. (“McWhorter”).

The restructuring charges include write-downs of the fixed assets at these facilities, severance accruals for employees impacted by the plant shutdowns, and other costs associated with closing the facilities. The Philadelphia and Portland facilities were closed in 2001, and the Moundville, Duesseldorf and Banbury sites closed in 2002. The Savannah site is expected to close in mid-2003. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

Other Asset Impairments and Restructuring Charges

During the fourth quarter 2002, the Company recorded a $1 million asset impairment charge related to assets used in research and development activities.

During fourth quarter 2001, the Company recorded asset impairment charges related to under-utilized assets including $10 million related to the discontinuation of the precolored-green PET product line in Kingsport, Tennessee; $10 million related to cessation of production at the Company’s solid-stating facility in Toronto, Ontario; $15 million related to deterioration of demand for certain specialty plastics products produced in Kingsport, Tennessee; and $3 million related to impaired assets in Europe. Approximately $20 million of these charges were reflected in the Polymers segment, $15 million in the Specialty Plastics (“SP”) segment, and $3 million in the PCI segment. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

The following table summarizes the charges and changes in estimates described above, other less significant asset impairments and restructuring charges, the noncash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Balance at	Provision/	Noncash	Cash	Balance at
(Dollars in millions)	January 1, 2000	Adjustments	Reductions	Reductions	December 31, 2000

Noncash charges	$—	$—	$—	$—	$—
Severance costs	3	—	—	(3)	—
Site closure costs	6	14	—	(10)	10

Total	$9	$14	$—	$(13)	$10

	Balance at	Provision/	Noncash	Cash	Balance at
	January 1, 2001	Adjustments	Reductions	Reductions	December 31, 2001

Noncash charges	$—	$373	$(373)	$—	$—
Severance costs	—	16	—	(6)	10
Site closure costs	10	10	—	(7)	13

Total	$10	$399	$(373)	$(13)	$23

	Balance at	Provision/	Noncash	Cash	Balance at
	January 1, 2002	Adjustments	Reductions	Reductions	December 31, 2002

Noncash charges	$—	$2	$(2)	$—	$—
Severance costs	10	2	—	(10)	2
Site closure costs	13	3	—	(9)	7

Total	$23	$7	$(2)	$(19)	$9

Substantially all expected severance and site closure costs will be applied to the reserves within one year.

16.	OTHER NONRECURRING ITEMS

As described in Note 1 to the Company’s consolidated financial statements, Eastman identifies as nonrecurring items certain material charges or gains that are not associated with on-going operations or that are caused by unique events not reflective of the Company’s normal business activities in the period. Accordingly, certain nonrecurring operating items as well as certain other nonrecurring items are separately reported for the years 2002, 2001 and 2000.

(Dollars in millions)	2002	2001	2000

Other Nonrecurring Operating Items	$—	$50	$8

Other nonrecurring operating items totaling $50 million were recognized in 2001. These items consisted of approximately $20 million in charges associated with efforts to spin off the specialty chemicals and plastics businesses; an $18 million write-down of accounts receivable for credit risks resulting from the economic crisis in Argentina; a $7 million pension settlement charge; and a $5 million write-off of acquired in-process research and development related to the acquisition of the hydrocarbon resins and select portions of the rosin-based resins business from Hercules Incorporated (“Hercules Businesses”). Approximately $26 million of these items were reflected in the Polymers segment, $11 million in the CASPI segment, $7 million in the PCI segment, $4 million in the SP segment, and $2 million in the Fibers segment.

Other nonrecurring operating items totaling $8 million were recorded in 2000. Reflected in the CASPI segment was a $9 million charge for costs associated with the write-off of acquired in-process research and development related to the McWhorter acquisition, partially offset by a $1 million gain on the sale of certain assets, reflected in the Polymers segment.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2002	2001	2000

Other Nonrecurring Items	$—	$20	$10

Other nonrecurring items for 2001 totaling $20 million consisted of a $12 million charge for currency losses resulting from the economic crisis in Argentina and $8 million of sorbates civil litigation settlement costs and other professional fees.

Other nonrecurring items for 2000 totaling $10 million were recognized for costs related to sorbates civil litigation.

17.	ACQUISITIONS

Ariel Research Corporation

In January 2002, Eastman acquired Ariel Research Corporation (“Ariel”) for approximately $8 million, including $6 million cash paid at closing and a $2 million promissory note to be paid in 2003, subject to certain post-closing adjustments. Ariel is a provider of worldwide regulatory information, software products and services that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental and dangerous goods compliance.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of Ariel for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the PCI segment. Tangible assets acquired were recorded at their fair values. Definite-lived intangible assets of approximately $7 million are being amortized on a straight-line basis over 3 to 10 years. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for 2001 would not be materially different from reported results.

Certain Businesses of Hercules Incorporated

On May 1, 2001, the Company completed the asset acquisition of the Hercules Businesses for approximately $252 million. The facilities acquired are located in the United States, the Netherlands and Mexico. Additionally, certain assets acquired are operated under contracts with Hercules at a shared facility in the United States.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of the Hercules Businesses for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the CASPI segment. Tangible assets acquired were recorded at their fair values. Goodwill and other intangible assets of approximately $33 million, which represents the excess of cost over the fair value of net tangible assets acquired, were being amortized on a straight-line basis over 17 to 40 years. Effective January 1, 2002, in connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” definite-lived intangible assets of approximately $2 million are being amortized on a straight-line basis over 17 years. Acquired in-process research and development of approximately $8 million was written off during the second quarter 2001, and subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for 2001 would not be materially different from reported results.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

acquired, were being amortized on a straight-line basis over 11 to 40 years. Acquired in-process research and development of approximately $9 million was written off after completion of purchase accounting. Assuming this transaction had been made at January 1, 2000, the consolidated pro forma results for 2000 would not be materially different from reported results.

Chemicke Zavody Sokolov

As of February 21, 2000, the Company acquired 76% of the shares of Chemicke Zavody Sokolov (“Sokolov”), a manufacturer of waterborne polymer products, acrylic acid and acrylic esters located in the Czech Republic. During the second quarter 2000, the Company acquired an additional 21% of the shares resulting in 97% ownership of Sokolov. These transactions, for cash consideration totaling approximately $46 million (net of $3 million cash acquired) and the assumption of $21 million of Sokolov debt, were financed with available cash and commercial paper borrowings. Efforts will continue to accumulate additional shares as they become available from the remaining minority shareholders.

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

(Dollars in millions)	2002	2001	2000

Details of acquisitions are as follows:
Fair value of assets acquired	$8	$261	$635
Liabilities assumed	2	4	374

Net cash paid for acquisitions	6	257	261
Cash acquired in acquisitions	—	—	4

Cash paid for acquisitions	$6	$257	$265

18.	OTHER (INCOME) CHARGES, NET

(Dollars in millions)	2002	2001	2000

Other income	$(14)	$(11)	$(31)
Other charges	16	22	34

Other (income) charges, net	$2	$11	$3

Gain recognized on initial public offering of Genencor	$—	$—	$(38)

Other income for 2002 primarily reflected the Company’s portion of earnings from its equity investments and a gain on foreign exchange transactions. The Company’s portion of earnings from its equity investments was net of a charge of $5 million related to the previously announced restructuring of Genencor in which the Company owns an approximate 42% equity interest. Other income for 2001 primarily reflected the Company’s portion of earnings from its equity investment in Genencor. Other income for 2000 primarily reflected gains on sales of nonoperating assets and the Company’s portion of earnings from its equity investments.

Other charges for 2002 primarily reflected a write-down to fair value of certain technology business venture investments due to other than temporary declines in value and fees on securitized receivables. Other charges for 2001 primarily reflected fees on securitized receivables.

In 2000, a nonrecurring gain of approximately $38 million resulted from the initial public offering of common shares of Genencor.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes follow:

(Dollars in millions)	2002	2001	2000

Earnings (loss) before income taxes
United States	$98	$(293)	$413
Outside the United States	(14)	2	39

Total	$84	$(291)	$452

Provision (benefit) for income taxes
United States
Current	$(113)	$(44)	$69
Deferred	100	(68)	60
Non-United States
Current	16	9	9
Deferred	(7)	(3)	1
State and other
Current	7	(3)	4
Deferred	2	(7)	6

Total	$5	$(116)	$149

The following represents deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Dollars in millions)	2002	2001	2000

Minimum pension liability	$86	$65	$(2)
Unrealized losses on investments	1	1	1
Net unrealized gains (losses) on derivative instruments	(1)	1	—

Total	$86	$67	$(1)

Differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2002	2001	2000

Amount computed using the statutory rate	$29	$(102)	$158
State income taxes, net	6	(6)	6
Foreign rate variance	2	(6)	1
Foreign sales corporation/extraterritorial income exclusion	(14)	(4)	(11)
ESOP dividend payout	(2)	(1)	(2)
Change in reserves for tax contingencies	(17)	—	—
Other	1	3	(3)

Provision (benefit) for income taxes	$5	$(116)	$149

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,

(Dollars in millions)	2002	2001

Deferred tax assets
Postemployment obligations	$398	$375
Payroll and related items	64	66
Miscellaneous reserves	36	42
Net operating loss carryforwards	121	104
Other	49	50

Total deferred tax assets	668	637
Less valuation allowance	(91)	(104)

Deferred tax assets less valuation allowance	$577	$533

Deferred tax liabilities
Depreciation	$(774)	$(752)
Inventories	(27)	(13)
Purchase accounting adjustments	(76)	(97)
Other	(99)	(75)

Total deferred tax liabilities	$(976)	$(937)

Net deferred tax liabilities	$(399)	$(404)

As recorded in the Consolidated Statements of Financial Position:
Other current assets	$28	$48
Other noncurrent assets	57	—
Deferred income tax liabilities	(484)	(452)

Net deferred tax liabilities	$(399)	$(404)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $402 million at December 31, 2002. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.

At December 31, 2002, net operating loss carryforwards totaled $361 million. Of this total, $114 million will expire in 3 to 15 years; $247 million will never expire.

Amounts due to tax authorities are included in other current liabilities. Amounts due from tax authorities are included in miscellaneous receivables. At December 31, 2002 and 2001, amounts included in current liabilities and miscellaneous receivables were:

	December 31,

(Dollars in millions)	2002	2001

Federal income tax receivable	$(49)	$—
Taxes payable	32	36

Total income taxes payable (receivable)	$(17)	$36

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

	Cumulative		Unrealized Gains	Unrealized Gains	Accumulated Other
	Translation	Unfunded Minimum	(Losses) on	(Losses) on	Comprehensive
(Dollars in millions)	Adjustment	Pension Liability	Investments	Cash Flow Hedges	Income (Loss)

Balance at December 31, 2000	$(109)	$(10)	$2	$—	$(117)
Period change	(24)	(106)	(2)	(2)	(134)

Balance at December 31, 2001	(133)	(116)	—	(2)	(251)
Period change	102	(145)	(2)	1	(44)

Balance at December 31, 2002	$(31)	$(261)	$(2)	$(1)	$(295)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

21.	SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in millions)	2002	2001	2000

Cash paid for interest and income taxes is as follows:
Interest (net of amounts capitalized)	$125	$152	$142
Income taxes paid (received)	(40)	(7)	90

Cash flows from operating activities include the Company’s portion of earnings from its equity investments of $11 million, $6 million, and $15 million for 2002, 2001 and 2000, respectively. Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect on cash of foreign currency transactions and exchange rate changes for all years presented was insignificant.

22.	SEGMENT INFORMATION

The Company’s products and operations are managed and reported in five operating segments. Effective January 1, 2002, the Company implemented a divisional structure that separated the businesses into two divisions. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The divisional structure has allowed the Company to align costs more directly with the activities and businesses that generate them. The divisional and segment results for 2002, but not for prior periods, reflect this new cost structure.

With the implementation of the divisional structure, goods and services are transferred between the two divisions at predetermined prices which may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements. Prior to 2002, segment sales revenue reflected only actual sales to third parties and the intersegment transfer of goods and services, recorded at cost, had no impact on segment earnings.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2002, certain compounded polyethylene products were moved from the Polymers segment to the SP segment. Accordingly, amounts for 2001 and 2000 have been reclassified to reflect this change.

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment’s products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol™ coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.

The Company’s PCI segment manufactures diversified products that are used in a variety of markets and industrial and consumer applications, including chemicals for agricultural intermediates, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding and chemical manufacturing intermediates.

The SP segment produces highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, in-store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products.

The Polymers segment manufactures and supplies PET polymers for use in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial. PET polymers serve as source products for packaging a wide variety of products including carbonated soft drinks, water, beer and personal care items and food containers that are suitable for both conventional and microwave oven use. The Polymers segment also manufactures low-density polyethylene and linear low-density polyethylene, which are used primarily for packaging and film applications and in extrusion coated containers such as milk and juice cartons.

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers for the cigarette filter market; Chromspun™ and Estron™ acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2002	2001	2000

Sales
Eastman Division Segments
Coatings, Adhesives, Specialty Polymers, and Inks	$1,605	$1,508	$1,176
Performance Chemicals and Intermediates	1,515	1,132	1,297
Specialty Plastics	595	535	574

Total	3,715	3,175	3,047

Voridian Division Segments
Polymers	1,565	1,587	1,612
Fibers	714	628	633

Total	2,279	2,215	2,245

Eliminations	(674)	—	—

Total Eastman Chemical Company	$5,320	$5,390	$5,292

Operating Earnings (Loss) (1)
Eastman Division Segments
Coatings, Adhesives, Specialty Polymers, and Inks	$28	$(35)	$123
Performance Chemicals and Intermediates	(15)	(76)	87
Specialty Plastics	23	46	104

Total	36	(65)	314

Voridian Division Segments
Polymers	35	(201)	98
Fibers	133	146	150

Total	168	(55)	248

Eliminations	4	—	—

Total Eastman Chemical Company	$208	$(120)	$562

(1)	Operating earnings (loss) includes the impact of asset impairments and restructuring charges and other nonrecurring operating items as described in Notes 15 and 16 to the Company’s consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2002	2001	2000

Assets
Eastman Division Segments
Coatings, Adhesives, Specialty Polymers, and Inks	$2,215	$1,922	$1,856
Performance Chemicals and Intermediates	1,544	1,256	1,443
Specialty Plastics	713	928	989

Total	4,472	4,106	4,288

Voridian Division Segments
Polymers	1,253	1,388	1,604
Fibers	548	598	658

Total	1,801	1,986	2,262

Total Eastman Chemical Company	$6,273	$6,092	$6,550

Depreciation Expense
Eastman Division Segments
Coatings, Adhesives, Specialty Polymers, and Inks	$101	$102	$86
Performance Chemicals and Intermediates	100	80	80
Specialty Plastics	51	64	63

Total	252	246	229

Voridian Division Segments
Polymers	69	94	104
Fibers	37	45	49

Total	106	139	153

Total Eastman Chemical Company	$358	$385	$382

Capital Expenditures
Eastman Division Segments
Coatings, Adhesives, Specialty Polymers, and Inks	$150	$36	$55
Performance Chemicals and Intermediates	142	55	46
Specialty Plastics	62	44	30

Total	354	135	131

Voridian Division Segments
Polymers	49	67	71
Fibers	24	32	24

Total	73	99	95

Total Eastman Chemical Company	$427	$234	$226

Geographic Information
Revenues
United States	$2,887	$2,990	$3,016
All foreign countries	2,433	2,400	2,276

Total	$5,320	$5,390	$5,292

Long-Lived Assets, Net
United States	$2,805	$2,760	$3,009
All foreign countries	948	867	916

Total	$3,753	$3,627	$3,925

Revenues are attributed to countries based on customer location. No individual foreign country is material with respect to revenues or long-lived assets.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

	First	Second	Third	Fourth
(Dollars in millions, except per share amounts)	Quarter	Quarter	Quarter	Quarter

2002(1)
Sales	$1,236	$1,395	$1,374	$1,315
Gross profit	205	229	202	143
Operating earnings (loss)	77	81	61	(11)
Earnings (loss) before income taxes and cumulative effect of change in accounting principle	33	60	28	(37)
Provision (benefit) for income taxes	9	16	4	(24)
Earnings (loss) before cumulative effect of change in accounting principle	24	44	24	(13)
Cumulative effect of change in accounting principle, net	(18)	—	—	—
Net earnings (loss)	6	44	24	(13)

Basic
Earnings (loss) per share before cumulative effect of change in accounting principle	$0.30	$0.58	$0.31	$(0.16)
Cumulative effect of change in accounting principle, net	(0.23)	—	—	—

Net earnings (loss) per share(3)	$0.07	$0.58	$0.31	$(0.16)

Diluted
Earnings (loss) per share before cumulative effect of change in accounting principle	$0.30	$0.58	$0.31	$(0.16)
Cumulative effect of change in accounting principle, net	(0.23)	—	—	—

Net earnings (loss) per share(3)	$0.07	$0.58	$0.31	$(0.16)

2001(2)
Sales	$1,344	$1,402	$1,373	$1,271
Gross profit	232	253	239	169
Operating earnings (loss)	96	(200)	70	(86)
Earnings (loss) before income taxes	55	(243)	39	(142)
Provision (benefit) for income taxes	18	(96)	12	(50)
Net earnings (loss)	37	(147)	27	(92)

Basic earnings (loss) per share(3)	0.48	(1.92)	0.36	(1.20)

Diluted earnings (loss) per share(3)	0.48	(1.92)	0.36	(1.20)

(1)	Results for the first quarter 2002 included a $5 million charge related to the previously announced restructuring of Genencor.

Results for the third quarter 2002 included a credit of $1 million related to a change in estimate of restructuring reserves.

Results for the fourth quarter 2002 included a net charge of $6 million related to restructuring and asset impairments.

For additional information on 2002 asset impairments and restructuring charges and other nonrecurring operating items, see Notes 15 and 16 to the Company’s consolidated financial statements.

(2)	Results for the second quarter 2001 included charges totaling $294 million related to restructuring and asset

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairments; $8 million for the write-off of in-process research and development related to the acquired Hercules Businesses; and $4 million related to efforts to spin-off the specialty chemicals and plastics businesses.

Results for the third quarter 2001 included charges totaling $27 million related to restructuring and asset impairments; $5 million related to efforts to spin-off the specialty chemicals and plastics businesses; $2 million related to other professional services; offset by a $3 million adjustment to the write-off of in-process research and development related to the acquired Hercules Businesses.

Results for the fourth quarter 2001 included charges totaling $75 million related to restructuring and asset impairments; $30 million related to currency losses and the write-down of accounts receivable for credit risks resulting from the economic crisis in Argentina; $11 million related to efforts to spin-off the specialty chemicals and plastics businesses; $7 million related to pension settlement; and $6 million related to sorbates civil litigation.

Results for 2001 included amortization of goodwill and indefinite-lived intangible assets of $5 million per quarter.

For additional information on 2001 asset impairments and restructuring charges and other nonrecurring operating items, see Notes 15 and 16 to the Company’s consolidated financial statements.

(3)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

24.	RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.

The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Upon initial application of the provisions of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. The cumulative effect, if any, of initially applying this Statement will be reported in the Consolidated Statements of Earnings (Loss) as the cumulative effect of a change in accounting principle. The Company is evaluating the effect this Statement will have on the Company’s future financial statements.

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

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity’s commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has not yet assessed the impact of this Statement on its financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and the Company has included this information in Note 10 to the Company’s consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The Company has not assessed the impact, if any, of the adoption of FIN 45.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, amendment of FASB Statement No. 123.” This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within Note 1, “Significant Accounting Policies,” to the Company’s consolidated financial statements. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company’s consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. See Note 10 to the Company’s consolidated financial statements for disclosures regarding the Company’s VIE’s. The adoption of FIN 46 is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

25.	SUBSEQUENT EVENTS

In the first quarter 2003, Eastman reached an agreement to sell certain of its high-performance crystalline plastics assets, including certain technology rights and other intellectual property. Under terms of the agreement, Eastman will continue to supply certain polymers used in the business. Other than a potential gain to be recognized related to the sale transaction, the sale of these assets should not have a significant impact on the Company’s future results of operations, financial position or cash flows.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading “Proposals to be Voted Upon at the Annual Meeting—Item 1—Election of Directors,” (except for the material under the subheading “Board Committees—Audit Committee—Audit Committee Report”, which is not incorporated by reference herein) and in Note (10) to the Summary Compensation Table under the heading “Executive Compensation—Compensation Tables”, in the to be filed definitive 2003 Proxy Statement is incorporated by reference herein in response to this Item. Certain information concerning executive officers of the Company is set forth under the heading “Executive Officers of the Company” in Part I of this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The material under the headings “Proposals to be Voted Upon at the Annual Meeting—Item 1—Election of Directors—Director Compensation” in the to be filed definitive 2003 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading “Executive Compensation” in the to be filed definitive 2003 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings “ — Compensation and Management Development Committee Report on Executive Compensation” and “ — Performance Graph,” which are not incorporated by reference herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings “Stock Ownership of Directors and Executive Officers—Common Stock” and “Stock Ownership of Certain Beneficial Owners” in the to be filed definitive 2003 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company’s 1994, 1997, and 2002 Omnibus Long-Term Compensation Plans; the 1994, 1999, and 2002 Director Long-Term Compensation Plans; and the 1996 Non-Employee Director Stock Option Plan. Although stock and stock-based based awards are still outstanding under the 1994 and 1997 Omnibus Long-Term Compensation Plans, as well as the 1994 and 1999 Director Long-Term Compensation Plans, no new shares are available under these plans for future grants.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock may be issued.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Summary Table

The following table sets forth certain information as of December 31, 2002 with respect to compensation plans under which shares of Eastman common stock may be issued.

	A	B	C
			No. Shares
			Remaining Available
			for Future Issuance
	No. Shares to be		Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Shares
Plan Category	Outstanding Options	Outstanding Options	in Column A)

Equity compensation plans approved by stockholders	8,511,597 (1)	$49	7,766,204 (2)
Equity compensation plans not approved by stockholders	0	0	0

TOTAL	8,511,597	$49	7,766,204

(1)	Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company’s 1994, 1997, and 2002 Omnibus Long-Term Compensation Plans; the 1994, 1999, and 2002 Director Long-Term Compensation Plans; and the 1996 Non-Employee Director Stock Option Plan.

(2)	Includes shares of common stock available for future grants under the Company’s 2002 Omnibus Long-Term Compensation Plan, the 2002 Director Long-Term Compensation Plan, and the 1996 Non-Employee Director Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or relationships since the beginning of the last completed fiscal year required to be reported in response to this Item.

ITEM 14.	CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this Annual Report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page

(a)	1.	Consolidated Financial Statements:	67

		Management’s Responsibility for Financial Statements	68

		Report of Independent Accountants	69

		Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), and Retained Earnings	70

		Consolidated Statements of Financial Position	71

		Consolidated Statements of Cash Flows	72

		Notes to Company’s Consolidated Financial Statements	73-111

	2.	Financial Statement Schedule II — Valuation and Qualifying Accounts	190

	3.	Exhibits filed as part of this report are listed in the Exhibit Index beginning at page 116

(b)	Reports on Form 8-K

		The Company did not file any reports on Form 8-K during the fourth quarter 2002.

(c)	The Exhibit Index and required Exhibits to this report are included beginning at page 116

(d)	II — Valuation and Qualifying Accounts		190

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:	/s/ J. Brian Ferguson

J. Brian Ferguson
Chairman of the Board and Chief Executive Officer

Date: March 11, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ J. Brian Ferguson J. Brian Ferguson	Chairman of the Board and Chief Executive Officer	March 11, 2003

PRINCIPAL FINANCIAL OFFICER:

/s/ James P. Rogers James P. Rogers	Senior Vice President and Chief Financial Officer	March 11, 2003

PRINCIPAL ACCOUNTING OFFICER:

/s/ Curtis E. Espeland Curtis E. Espeland	Controller	March 11, 2003

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

SIGNATURE	TITLE	DATE

DIRECTORS:

/s/ H. Jesse Arnelle H. Jesse Arnelle	Director	March 11, 2003

/s/ Calvin A. Campbell, Jr. Calvin A. Campbell, Jr.	Director	March 11, 2003

/s/ Stephen R. Demeritt Stephen R. Demeritt	Director	March 11, 2003

/s/ Jerry E. Dempsey Jerry E. Dempsey	Director	March 11, 2003

/s/ Donald W. Griffin Donald W. Griffin	Director	March 11, 2003

/s/ Robert M. Hernandez Robert M. Hernandez	Director	March 11, 2003

/s/ Marilyn R. Marks Marilyn R. Marks	Director	March 11, 2003

/s/ David W. Raisbeck David W. Raisbeck	Director	March 11, 2003

/s/ John A. White John A. White	Director	March 11, 2003

/s/ Peter M. Wood Peter M. Wood	Director	March 11, 2003

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CERTIFICATIONS

I, J. Brian Ferguson, certify that:

1.	I have reviewed this Annual Report on Form 10-K of Eastman Chemical Company;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ J. Brian Ferguson

J. Brian Ferguson
Chairman of the Board and
Chief Executive Officer

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CERTIFICATIONS

I, James P. Rogers, certify that:

1.     I have reviewed this Annual Report on Form 10-K of Eastman Chemical Company;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c.	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ James P. Rogers

James P. Rogers
Senior Vice President and
Chief Financial Officer

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company’s Quarterly Report on
Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended December 5, 2002	124-136

4.01	Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”)

4.02	Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company’s Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)

4.03	Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s current report on Form 8-K dated January 10, 1994 (the “8-K”))

4.04	Form of 6 3/8% Notes due January 15, 2004 (incorporated herein by reference to Exhibit 4(c) to the 8-K)

4.05	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)

4.06	Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s Current Report on Form 8-K dated June 8, 1994 (the “June 8-K”))

4.07	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

4.08	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”))

4.09	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.10	Officer’s Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

4.11	$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

4.12	Credit Agreement, dated as of July 13, 2000 (the “Credit Agreement”) among Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.01*	Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.02*	Eastman Performance Plan as amended	137-153

10.03*	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix A to Eastman Chemical Company’s definitive 2002 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

10.04*	Eastman 2001-2003 Long-Term Performance Subplan of 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the June 30, 2001 10-Q)

10.05*	Eastman Executive Deferred Compensation Plan, as amended February 6, 2003	154-172

10.06*	Eastman Excess Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.10 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as initially filed on March 12, 2002.)

10.07*	Eastman Unfunded Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.11 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as initially filed on March 12, 2002.)

10.08*	Form of Executive Severance Agreements, (incorporated herein by reference to Exhibit 10.12 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2001, as initially filed on March 12, 2002.)

10.09*	Eastman Unit Performance Plan , as amended (incorporated herein by reference to Exhibit 10.01 to the June 30, 2001 10-Q)

10.10*	2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company’s definitive 2002 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

10.11*	1996 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.12*	Director Deferred Compensation Plan, as amended	173-182

10.13*	Employment Agreement between Eastman Chemical Company and James P. Rogers (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.14*	Eastman 2000-2002 Long-Term Performance Subplan of 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.20 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”))

10.15*	Form of Award Notice for Stock Options Granted to Managers under Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.21 to the 1999 10-K)

10.16*	Form of Indemnification Agreements between Theresa K. Lee, Gregory O. Nelson, James P. Rogers and Eastman Chemical for service as directors of Genencor International, Inc. (incorporated herein by reference to Exhibit 10.01 to the June 30, 2000 10-Q)

10.17	Imaging Chemicals License Agreement, dated as of December 31, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.13 to the S-1)

10.18	Contribution Agreement, dated as of December 9, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.07 to the S-1)

10.19	General Assignment, Assumption and Agreement Regarding Litigation, Claims and Other Liabilities, dated as of December 31, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.08 to the S-1)

10.20	Tax Sharing and Indemnification Agreement, dated as of December 31, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.09 to the S-1)

10.21	Intellectual Property Agreement Non-Imaging, dated as of December 31, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.12 to the S-1)

10.22*	Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated October 7, 2002 (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.23*	Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.24*	Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	183

21.01	Subsidiaries of the Company	184-185

23.01	Consent of Independent Accountants	186

99.01	Operating Segment Information, Sales Revenue Change, Volume Effect, Price Effect and Interdivisional Effect	187

99.02	Operating Segment Information, Sales Revenue by Segment	188

99.03	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by J. Brian Ferguson, Chief Executive Officer and James P. Rogers, Chief Financial Officer, for the year ended December 31, 2002	189

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10)(iii) of Regulation S-K.