Form 10-Q
period 2003-03-31
EASTMAN CHEMICAL CO
filed 2003-05-13
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at March 31, 2003

Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	77,385,003

PAGE 1 OF 66 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 46

ITEM		PAGE
	PART I. FINANCIAL INFORMATION
1.	Financial Statements
	Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings	3
	Consolidated Statements of Financial Position	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6-19
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20-38
4.	Controls and Procedures	39
	PART II. OTHER INFORMATION
1.	Legal Proceedings	40-41
6.	Exhibits and Reports on Form 8-K	42
	SIGNATURES
	Signatures	43
	Certifications	44-45
	EXHIBITS
	Exhibits	46-66

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
INCOME, AND RETAINED EARNINGS

	First Quarter

(Dollars in millions, except per share amounts)	2003	2002

Sales	$1,441	$1,236
Cost of sales	1,257	1,031

Gross profit	184	205
Selling and general administrative expenses	100	90
Research and development expenses	43	38
Asset impairments and restructuring charges, net	2	—
Other operating income	(20)	—

Operating earnings	59	77
Interest expense, net	31	30
Other (income) charges, net	(1)	14

Earnings before income taxes and cumulative effect of changes in accounting principle	29	33
Provision for income taxes	11	9

Earnings before cumulative effect of changes in accounting principle	18	24
Cumulative effect of changes in accounting principle, net	3	(18)

Net earnings	$21	$6

Earnings per share
Basic
Before cumulative effect of changes in accounting principle	$0.23	$0.30
Cumulative effect of changes in accounting principle, net	0.04	(0.23)

Net earnings per share	$0.27	$0.07

Diluted
Before cumulative effect of changes in accounting principle	$0.23	$0.30
Cumulative effect of changes in accounting principle, net	0.04	(0.23)

Net earnings per share	$0.27	$0.07

Comprehensive Income
Net earnings	$21	$6
Other comprehensive income (loss)
Change in cumulative translation adjustment	28	(15)
Change in unrealized losses on investments, net of tax	(1)	(1)
Change in unrealized gains (losses) on derivative instruments, net of tax	(2)	18

Total other comprehensive income	25	2

Comprehensive income	$46	$8

Retained Earnings
Retained earnings at beginning of period	$1,882	$1,956
Net earnings	21	6
Cash dividends declared	(34)	(34)

Retained earnings at end of period	$1,869	$1,928

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except shares and per share amounts)	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$76	$77
Trade receivables, net of allowance of $28 and $32	654	532
Miscellaneous receivables	114	127
Inventories	724	713
Other current assets	65	80

Total current assets	1,633	1,529

Properties
Properties and equipment at cost	9,683	9,660
Less: Accumulated depreciation	5,966	5,907

Net properties	3,717	3,753

Goodwill	345	344
Other intangibles, net of accumulated amortization of $55 and $51	225	229
Other noncurrent assets	419	418

Total assets	$6,339	$6,273

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,075	$1,221
Borrowings due within one year	513	3

Total current liabilities	1,588	1,224

Long-term borrowings	1,744	2,054
Deferred income tax liabilities	477	484
Postemployment obligations	1,114	1,109
Other long-term liabilities	132	131

Total liabilities	5,055	5,002

Commitments and contingencies
Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 85,173,824 and 85,135,117)	1	1
Additional paid-in capital	120	119
Retained earnings	1,869	1,882
Accumulated other comprehensive loss	(270)	(295)

	1,720	1,707
Less: Treasury stock at cost (7,933,646 shares)	436	436

Total stockholders’ equity	1,284	1,271

Total liabilities and stockholders’equity	$6,339	$6,273

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter

(Dollars in millions)	2003	2002

Cash flows from operating activities
Net earnings	$21	$6

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96	99
Cumulative effect of changes in accounting principle, net of tax	(3)	18
Gains on sale of assets	(20)	—
Provision (benefit) for deferred income taxes	(5)	2
Changes in operating assets and liabilities, net of effect of acquisitions:
(Increase) decrease in receivables	(110)	3
(Increase) decrease in inventories	(9)	2
Increase in trade payables	33	19
Decrease in liabilities for employee benefits and incentive pay	(135)	(20)
Other items, net	(36)	(49)

Net cash provided by (used in) operating activities	(168)	80

Cash flows from investing activities
Additions to properties and equipment	(45)	(41)
Proceeds from sale of assets	28	—
Acquisitions, net of cash acquired	—	(6)
Additions to capitalized software	(5)	(4)
Other items, net	19	(2)

Net cash used in investing activities	(3)	(53)

Cash flows from financing activities
Net increase in commercial paper and other short-term borrowings	204	18
Repayment of borrowings	(3)	(4)
Dividends paid to stockholders	(34)	(34)
Other items	3	8

Net cash provided by (used in) financing activities	170	(12)

Net change in cash and cash equivalents	(1)	15
Cash and cash equivalents at beginning of period	77	66

Cash and cash equivalents at end of period	$76	$81

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by Eastman Chemical Company (the “Company” or “Eastman”) in accordance and consistent with the accounting policies stated in the Company’s 2002 Annual Report on Form 10-K and should be read in conjunction with the audited consolidated financial statements appearing in the Form 10-K. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited interim consolidated financial statements. The unaudited interim consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited interim consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

Effective January 1, 2003, the Company’s method of accounting for environmental closure and postclosure costs changed as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” Upon the initial adoption of the provision, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. See Note 12 to the Company’s unaudited consolidated financial statements for information regarding the impact to the Company of the adoption of SFAS No. 143.

Also effective January 1, 2003, the Company’s method of accounting for initial recognition and measurement of guarantees changed as a result of the adoption of FASB Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation expands on the accounting guidance of FASB Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. Under the provisions of FIN 45, at the time a guarantee is issued, the Company will recognize an initial liability for the fair value or market value of the obligation it assumes. The adoption of FIN 45 did not have a material impact on the first quarter 2003 financial statements.

The Company has reclassified certain 2002 amounts to conform to the 2003 presentation.

2.	STOCK OPTIONS

As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” Eastman continues to apply intrinsic value accounting for its employee stock options. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Eastman has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123.” The Company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards of Eastman’s employee stock options are disclosed below.

The Company applies intrinsic value accounting for its employee stock options. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates of these awards, the Company’s net earnings and earnings per share would have been reduced as follows:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		First Quarter

(Dollars in millions, except per share amounts)		2003	2002

Net earnings, as reported		$21	$6
Add: Stock-based employee compensation expense included in net earnings, as reported		—	—
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings under fair value method		3	3

Pro forma net earnings		$18	$3

Basic earnings per share	As reported	$0.27	$0.07
	Pro forma	$0.23	$0.03
Diluted earnings per share	As reported	$0.27	$0.07
	Pro forma	$0.23	$0.03

3.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2003	2002

At average cost (which approximates FIFO)
Finished goods	$591	$582
Work in process	177	175
Raw materials and supplies	237	229

Total inventories	1,005	986
Reduction to LIFO value	(281)	(273)

Total inventories at LIFO value	$724	$713

Inventories valued on the LIFO method were approximately 70% of total inventories at each period end.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets is prohibited. Also, SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets which are subject to amortization and indefinite-lived intangible assets which are not subject to amortization. For additional information on the impact to the Company of the adoption of SFAS No. 142, see Note 12 to the unaudited consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization.

	As of March 31, 2003		As of December 31, 2002

	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(Dollars in millions)	Amount	Amount	Amount	Amount

Amortizable intangible assets
Developed technology	$124	$94	$124	$96
Customer lists	62	47	62	48
Other	18	14	18	15

Total	$204	$155	$204	159

Indefinite-lived intangible assets
Trademarks		70		70

Other intangible assets		$225		$229

Changes in the carrying amount of goodwill follow:

	CASPI	Other
(Dollars in millions)	Segment	Segments	Total

Reported goodwill balance at December 31, 2002	$333	$11	$344
Adjustments	1	—	1

Reported goodwill balance at March 31, 2003	$334	$11	$345

Amortization expense for definite-lived intangible assets was approximately $4 million and $3 million for the first quarter 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding years is approximately $15 million per year.

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2003	2002

Trade creditors	$503	$470
Accrued payrolls, vacation, and variable-incentive compensation	121	195
Accrued taxes	58	71
Interest payable	36	48
Current portion of U.S. defined benefit pension plan liabilities	130	220
Bank overdrafts	41	39
Other	186	178

Total	$1,075	$1,221

The current portion of U.S. defined benefit pension plan liabilities is an estimate of the Company’s anticipated funding within one year.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2003	2002

Borrowings consisted of:
6 3/8% notes due 2004	$512	$513
7% notes due 2012	397	397
7 1/4% debentures due 2024	496	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper borrowings	347	143
Other	8	11

Total borrowings	2,257	2,057
Borrowings due within one year	(513)	(3)

Long-term borrowings	$1,744	$2,054

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of March 31, 2003 and December 31, 2002. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At March 31, 2003, the Company’s commercial paper borrowings were $347 million at an effective interest rate of 1.42%. At December 31, 2002, the Company’s commercial paper borrowings were $143 million at an effective interest rate of 1.66%.

On April 3, 2002, the Company issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Proceeds from the sale of the notes, net of $3 million in transaction fees, were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings.

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rates of the notes due in 2004 to variable rates. These original interest rate swaps were settled during the fourth quarter 2002, resulting in $13 million cash proceeds being received by the Company. The gain resulting from the settlement of the swaps is reflected as an increase in long-term debt and will be amortized into earnings as a reduction to interest expense through the maturity of the notes in January 2004. In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rates on the notes due in 2004 to variable rates that averaged 3.47% at March 31, 2003 and 4.07% at December 31, 2002. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $4 million in other noncurrent assets and long-term borrowings at March 31, 2003.

7.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter

	2003	2002

Shares used for earnings per share calculation:
Basic	77.1	77.0
Diluted	77.2	77.1

Certain shares underlying options outstanding during the first quarter 2003 and 2002 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

price of the common shares during those periods. Excluded from the first quarter 2003 calculations were shares underlying options to purchase 8,402,307 shares of common stock at a range of prices from $35.90 to $73.94. Excluded from the first quarter 2002 calculation were shares underlying options to purchase 6,661,502 shares of common stock at a range of prices from $42.75 to $73.94.

Additionally, 200,000 shares underlying an option issued to the former Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations for the first quarter 2002 because the stock price conditions to exercise had not been met as to any of the shares as of March 31, 2002. The entire option was cancelled and forfeited on September 16, 2002, as none of the price vesting conditions had been met.

The Company declared cash dividends of $0.44 per share in the first quarter 2003 and 2002.

8.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Restructuring of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) Segment

Consolidation and restructuring of the operations of the CASPI segment resulted in a net charge of approximately $2 million in the first quarter 2003, primarily related to employee severance costs and changes in estimates for previously accrued amounts. In 2002, consolidation and restructuring of the CASPI segment operations resulted in asset impairment and restructuring charges totaling approximately $5 million which included a charge related to impaired assets at the Bury, England facility.

Other Asset Impairments and Restructuring Charges

During 2002, the Company recorded asset impairment charges of $1 million related to assets used in research and development activities and $1 million related to impaired polyethylene assets. Additionally, changes in estimates associated with asset impairments in the fine chemicals product lines of the Performance Chemicals and Intermediates (“PCI”) segment resulted in a net $1 million credit to earnings in 2002.

The following table summarizes the charges and changes in estimates described above, other less significant asset impairments and restructuring charges, the noncash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid.

	Balance at	Provision/	Noncash	Cash	Balance at
(Dollars in millions)	January 1, 2002	Adjustments	Reductions	Reductions	December 31, 2002

Noncash charges	$—	$2	$(2)	$—	$—
Severance costs	10	2	—	(10)	2
Site closure costs	13	3	—	(9)	7

Total	$23	$7	$(2)	$(19)	$9

	Balance at	Provision/	Noncash	Cash	Balance at
(Dollars in millions)	January 1, 2003	Adjustments	Reductions	Reductions	March 31, 2003

Noncash charges	$—	$—	$—	$—	$—
Severance costs	2	2	—	(1)	3
Site closure costs	7	—	—	(2)	5

Total	$9	$2	$—	$(3)	$8

Substantially all expected severance and site closure costs are expected to be applied to the reserves within one year.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ACQUISITIONS

Ariel Research Corporation

In January 2002, Eastman acquired Ariel Research Corporation (“Ariel”) for approximately $8 million, including $6 million cash paid at closing and a $2 million promissory note paid in January 2003. Ariel is a provider of worldwide regulatory information, software products and services that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental and dangerous goods compliance.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of Ariel for the period from the acquisition date are included in the accompanying unaudited consolidated financial statements and reported in the Developing Businesses segment. Tangible assets acquired were recorded at their fair values. Definite-lived intangible assets of approximately $7 million are being amortized on a straight-line basis over 3 to 10 years. Assuming this transaction had been made at January 1, 2002, the consolidated pro forma results for the first quarter 2002 would not be materially different from reported results.

10.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company’s hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. Financial instruments held as part of each hedging program are more fully discussed in Note 8 “Fair Value of Financial Instruments” to the Company’s audited consolidated financial statements contained in the 2002 Annual Report on Form 10-K.

At March 31, 2003, mark-to-market gains from currency, raw material and energy and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $3 million. If realized, substantially all of this balance will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings during the first quarter 2003.

11.	OTHER OPERATING INCOME AND OTHER (INCOME) CHARGES, NET

	First Quarter

(Dollars in millions)	2003	2002

Other operating income	$(20)	$—

Other income	(4)	(1)
Other charges	3	15

Other (income) charges, net	$(1)	$14

Other operating income includes gains and losses on sales of assets that are not a component of an entity. Other operating income for the first quarter 2003 reflected a gain of approximately $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s Specialty Plastics (“SP”) segment.

Included in other income are the Company’s portion of earnings from its equity investments, gains on sales of nonoperating assets, royalty income, gains on foreign exchange transactions, and other miscellaneous items. Included in

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

other charges are losses from foreign exchange transactions, the Company’s portion of losses from its equity investments, losses on sales of nonoperating assets, fees on securitized receivables, and other miscellaneous items. Other income for the first quarter 2003 reflected the Company’s portion of earnings from its equity investments and a net gain on foreign exchange transactions. Other income for the first quarter 2002 primarily reflected royalty income.

Other charges for the first quarter 2003 primarily reflected fees on securitized receivables and other miscellaneous items. Other charges for the first quarter 2002 included a $12 million foreign exchange loss related to the decrease in value of peso-denominated, long-term tax receivables caused by the continued devaluation of the Argentine peso during the quarter. Also included in other charges for the first quarter 2002 is the Company’s portion of a loss from its equity investment in Genencor International, Inc. (“Genencor”), which included a charge of $5 million related to the restructuring of Genencor. Eastman Chemical Company owns an approximate 43% equity interest in Genencor, a publicly traded biotechnology company.

12.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE, NET OF TAX

SFAS No. 143

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recorded asset retirement obligations primarily related to closure and postclosure environmental liabilities associated with certain property plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million.

If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations on that date would have been $27 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2002, the impact on “Earnings before cumulative effect of changes in accounting principle” in 2002 would have been immaterial.

SFAS No. 142

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

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter of 2002 to reflect lower than previously expected cash flows from certain related products. This charge is reported in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings as the cumulative effect of changes in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

				Unrealized
		Unfunded	Unrealized	Gains	Accumulated
	Cumulative	Minimum	Gains	(Losses) on	Other
	Translation	Pension	(Losses) on	Cash Flow	Comprehensive
(Dollars in millions)	Adjustment	Liability	Investments	Hedges	Income (Loss)

Balance at December 31, 2001	$(133)	$(116)	$—	$(2)	$(251)
Period change	102	(145)	(2)	1	(44)

Balance at December 31, 2002	(31)	(261)	(2)	(1)	(295)
Period change	28	—	(1)	(2)	25

Balance at March 31, 2003	$(3)	$(261)	$(3)	$(3)	$(270)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

14.	SEGMENT INFORMATION

The Company’s products and operations are managed and reported in six operating segments. Effective January 1, 2003, the Company realigned its divisional structure into three divisions. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. Developing Businesses Division contains the Developing Businesses segment.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

linear low-density polyethylene, which are used primarily for packaging and film applications and in extrusion coated containers such as milk and juice cartons.

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetyl chemicals.

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian Corporation (“Cendian”), a leading logistics provider for chemical and plastics companies; Ariel, a leading provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s coal gasification services.

The Company’s divisional structure allows it to align costs more directly with the activities and businesses that generate them. Goods and services are transferred between the three divisions at predetermined prices which may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements.

Effective January 1, 2003, sales and operating results for developing businesses activities were moved from the CASPI, PCI and SP segments to the Developing Businesses segment. Accordingly, amounts for 2002 have been reclassified to reflect this change.

(Dollars in millions)	First Quarter, 2003

		Interdivisional
	External Sales	Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$392	$—	$392
Performance Chemicals and Intermediates	316	125	441
Specialty Plastics	144	14	158

Total Eastman Division	852	139	991

Voridian Division
Polymers	430	21	451
Fibers	146	21	167

Total Voridian Division	576	42	618

Developing Businesses Division
Developing Businesses	13	98	111

Total Developing Businesses Division	13	98	111

Total Eastman Chemical Company	$1,441	$279	$1,720

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	First Quarter, 2002

		Interdivisional
	External Sales	Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$365	$—	$365
Performance Chemicals and Intermediates	259	81	340
Specialty Plastics	120	12	132

Total Eastman Division	744	93	837

Voridian Division
Polymers	341	12	353
Fibers	149	21	170

Total Voridian Division	490	33	523

Developing Businesses Division
Developing Businesses Division	2	69	71

Total Developing Businesses Division	2	69	71

Total Eastman Chemical Company	$1,236	$195	$1,431

	First Quarter

(Dollars in millions)	2003	2002

Operating Earnings (Loss) by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$—	$29
Performance Chemicals and Intermediates	3	(1)
Specialty Plastics	32	10

Total Eastman Division	35	38

Voridian Division
Polymers	28	20
Fibers	25	32

Total Voridian Division	53	52

Developing Businesses Division
Developing Businesses	(23)	(15)

Total Developing Businesses Division	(23)	(15)

Eliminations	(6)	2

Total Eastman Chemical Company	$59	$77

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2003	2002

Assets by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,961	$2,185
Performance Chemicals and Intermediates	1,725	1,534
Specialty Plastics	776	711

Total Eastman Division	4,462	4,430

Voridian Division
Polymers	1,286	1,253
Fibers	548	548

Total Voridian Division	1,834	1,801

Developing Businesses Division
Developing Businesses	43	42

Total Developing Businesses Division	43	42

Total Eastman Chemical Company	$6,339	$6,273

15.	LEGAL MATTERS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings in a particular future period.

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. All but three of these lawsuits have been resolved via settlement. No class has been certified in any of the three unresolved private cases, and the

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

trial court in one of them decided in October 2002 that the case would not proceed as a class action, though that decision has been appealed by the plaintiff.

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

Asbestos Litigation

Over the years, Eastman was named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases were dismissed or settled without a material effect on Eastman’s financial condition, results of operations, or cash flows.

As previously reported, Eastman, like many other companies, has recently experienced an increase in the number of asbestos claims against it. Currently, there are approximately 8,000 claims asserted against the Company in less than 25 cases that also involve hundreds of other defendants. By far, the majority of these claims are in Mississippi. In the recently filed cases in Mississippi, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the Mississippi plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all of these actions or to settle them on acceptable terms.

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

16.	COMMITMENTS

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at March 31, 2003 and at December 31, 2002. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million in each of the first quarters 2003 and 2002. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $237 million and $230 million in the first quarters 2003 and 2002, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $67 million and $93 million at March 31, 2003 and December 31, 2002, respectively.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Company has adopted the disclosure requirements of the Interpretation as of December 31, 2002. Disclosures about each group of similar guarantees are provided below and summarized in the following table:

(Dollars in millions)
Obligations of equity affiliates	$137
Residual value guarantees	80

Total	$217

Obligations of Equity Affiliates

Eastman has long-term commitments relating to joint ventures and guarantees of up to $137 million of the principal amount of the joint ventures’ third-party borrowings. The Company believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at March 31, 2003 totaled approximately $80 million. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is currently evaluating the effect FIN 46 will have on its consolidated financial position, liquidity, and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment qualifies as a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The Company is

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

currently evaluating the effect that the adoption of SFAS No. 149 will have on its consolidated financial position, liquidity, and results of operations.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2002 Annual Report on Form 10-K, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The Company’s results of operations as presented in the Company’s unaudited consolidated financial statements of this Form 10-Q are described below:

Earnings

	First Quarter

(Dollars in millions, except per share amounts)	2003	2002	Change

Operating earnings	$59	$77	(23)%
Net earnings before cumulative effect of changes in accounting principle	18	24	(25)%
Net earnings	21	6	>100%

Earnings per share
Basic
Before cumulative effect of changes in accounting principle	$0.23	$0.30	(23)%
Cumulative effect of changes in accounting principle, net	0.04	(0.23)	>100%

Net earnings per share	$0.27	$0.07	>100%

Diluted
Before cumulative effect of changes in accounting principle	$0.23	$0.30	(23)%
Cumulative effect of changes in accounting principle, net	0.04	(0.23)	>100%

Net earnings per share	$0.27	$0.07	>100%

The Company has continued to implement aggressive internal actions to improve its cost structure and profitability. However, higher raw material and energy costs and the continuing weak global economy led to first quarter 2003 results that were below the Company’s expectations. Accordingly, the Company implemented additional cost reduction measures during the first quarter 2003 such as changes in pay and vacation policy that had, and that the Company expects will continue to have, a positive impact on its gross profit as discussed below.

Operating earnings for the first quarter 2003 declined $18 million compared with operating earnings for the first quarter 2002. The decline in operating earnings for the first quarter 2003 was primarily attributed to increased raw material and energy costs and attributed to the continuing weak global economy. Increased selling prices only partially offset the increase in raw material and energy costs, resulting in a reduction in gross margin of approximately $65 million.

Operating earnings for the first quarter 2003 reflected a gain of approximately $20 million for the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s Specialty Plastics (“SP”) segment. Operating earnings for the first quarter 2003 were also positively impacted by approximately $14 million from the insurance settlement related to the previously disclosed 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities. A change in vacation policy, which was part of cost reduction measures implemented by the Company in the first quarter 2003, had a positive impact on first quarter 2003 operating earnings of approximately $6 million. The Company expects the change in vacation policy to have a similar impact on its results only for the next three quarters.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net earnings for the first quarter 2003 were positively impacted by the items discussed in the immediately preceding paragraph. Net earnings for the first quarter 2002 were negatively impacted by approximately $4 million, after tax, for the Company’s share of a restructuring charge for Genencor International, Inc. (“Genencor”), in which the Company owns an approximate 43% equity interest, and by approximately $7 million, after tax, for a charge related to the devaluation of the Argentine peso.

	First Quarter					Product	Exchange
				Volume	Price	Mix	Rate
(Dollars in millions)	2003	2002	Change	Effect	Effect	Effect	Effect

Sales	$1,441	$1,236	17%	5%	5%	3%	4%

The increase in sales revenue for the first quarter 2003 compared to the first quarter 2002 was primarily due to higher selling prices in response to higher raw material and energy costs, which had a positive impact on revenues of $59 million, and increased sales volumes, which had a positive impact on sales revenue of $67 million. Foreign currency exchange rates and a favorable shift in product mix also had a positive impact on first quarter 2003 revenues of $50 million and $29 million, respectively.

	First Quarter

(Dollars in millions)	2003	2002	Change

Gross Profit	$184	$205	(10)%
As a percentage of sales	12.8%	16.6%

Gross profit for the first quarter 2003 declined compared to the first quarter 2002 primarily due to higher raw material and energy costs, especially for propane, paraxylene, ethylene glycol, and natural gas. Increased selling prices only partially offset the increase in raw material and energy costs, resulting in a reduction in gross margin of approximately $65 million.

The Company expects that higher raw material and energy costs and a sluggish global economy in 2003 will negatively impact operating results unless the Company is able to offset this impact in part through price increases for certain of its products and through various cost control measures.

The insurance settlement of approximately $14 million related to the previously disclosed 2002 operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina had a positive impact on gross profit in the first quarter 2003.

The Company continues to implement a variety of cost control measures to manage discretionary spending. However, the Company determined mid-first quarter 2003 that raw material and energy costs would remain at higher than expected levels and for a longer time than expected. Accordingly, the Company began taking more aggressive measures to improve its profitability, including:

•	reducing the Company’s planned spending for new business development for the remainder of 2003;

•	establishing an initiative to reduce procurement costs across the Company; and

•	initiating pay and vacation policy changes.

Of the measures taken, the change in vacation policy favorably impacted the first quarter 2003 results by approximately $6 million and is expected to have a similar impact only for the next three quarters. The Company expects that the other measures taken will positively impact its results going forward.

In addition to the items discussed above, the Company is also working on other measures to improve its cost structure and profitability. Included in that effort is a review of the Company’s portfolio of products and businesses, primarily in the Eastman Division. The Company further expects during the next few quarters to identify specific restructuring,

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

divestiture, or consolidation alternatives for certain identified portions of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment to improve profitability.

	First Quarter

(Dollars in millions)	2003	2002	Change

Selling and General Administrative Expenses	$100	$90	11%
Research and Development Expenses	43	38	13%

	$143	$128

As a percentage of sales	9.9%	10.4%

The increase in selling and general administrative expenses for the first quarter 2003 compared to the first quarter 2002 was primarily due to higher costs associated with the Company’s growth initiatives, including the business-building efforts of Cendian Corporation (“Cendian”), the Company’s logistics subsidiary. For 2003, the Company expects to recognize increased selling and general administrative expenses related to Cendian implementing new customers and supporting anticipated growth. Research and development expenses for the first quarter 2003 were higher compared to the first quarter 2002 primarily due to the Company’s increased efforts associated with new business initiatives and efforts to develop certain operational efficiencies. While the Company expects research and development expenses for 2003 to increase compared to 2002, combined costs related to selling and general administrative expenses and research and development expenses are expected to continue to be at or below 11% of sales revenue.

Asset Impairments and Restructuring Charges, Net

	First Quarter

(Dollars in millions)	2003	2002

Restructuring of CASPI segment operations	$2	$—

Consolidation and restructuring of the operations of the CASPI segment resulted in a net charge of approximately $2 million in the first quarter 2003, primarily related to employee severance costs and changes in estimates for previously accrued amounts.

Interest Expense, Net

	First Quarter

(Dollars in millions)	2003	2002	Change

Gross interest costs	$33	$32
Less capitalized interest	1	1

Interest expense	32	31	3%
Interest income	1	1

Interest expense, net	$31	$30	3%

Higher interest expense for the first quarter 2003 compared to the first quarter 2002 is a result of a higher interest rate on the Company’s April 2002 10-year bond issue versus the interest rate on commercial paper. This was partially offset by decreases in market interest rates, lower average borrowings, and entering into interest rate swaps late in first quarter 2002 that converted the effective interest rates of the notes due in 2004 to variable rates.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Operating Income and Other (Income) Charges, Net

	First Quarter

(Dollars in millions)	2003	2002	Change

Other operating income	$(20)	$—	N/A

Other income	(4)	(1)	>100%
Other charges	3	15	(80)%

Other (income) charges, net	$(1)	$14

Other operating income includes gains and losses on sales of assets that are not a component of an entity. Other operating income for the first quarter 2003 reflected a gain of approximately $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s Specialty Plastics (“SP”) segment.

Included in other income are the Company’s portion of earnings from its equity investments, gains on sales of non-operating assets, royalty income, gains on foreign exchange transactions, and other miscellaneous items. Included in other charges are losses from foreign exchange transactions, the Company’s portion of losses from its equity investments, losses on sales of nonoperating assets, fees on securitized receivables, and other miscellaneous items.

Other income for the first quarter 2003 reflected the Company’s portion of earnings from its equity investments and a net gain on foreign exchange transactions. Other income for the first quarter 2002 primarily reflected royalty income.

Other charges for the first quarter 2003 primarily reflected fees on securitized receivables and other miscellaneous items. Other charges for the first quarter 2002 included a $12 million foreign exchange loss related to the decrease in value of peso-denominated, long-term tax receivables caused by the continued devaluation of the Argentine peso during the quarter. Also included in other charges for the first quarter 2002 is the Company’s portion of a loss from its equity investment in Genencor, which included a charge of $5 million related to the restructuring of Genencor. Eastman Chemical Company owns an approximate 43% equity interest in Genencor, a publicly traded biotechnology company.

Provision for Income Taxes

	First Quarter

(Dollars in millions)	2003	2002	Change

Provision for income taxes	$11	$9	22%
Effective tax rate	39%	28%

The increase in the first quarter 2003 effective tax rate was primarily due to the statutory tax rate applied to discrete items in the first quarter 2003 being higher than the Company’s effective tax rate.

Historically, the Company recorded benefits from a foreign sales corporation or extraterritorial income exclusion. Management expects those benefits to continue at least through 2003 and that its annual effective tax rate in 2003 will be between 30% and 33%.

Cumulative Effect of Change in Accounting Principle, Net of Tax

	First Quarter

(Dollars in millions)	2003	2002

Cumulative effect of change in accounting principle, net	$3	$(18)

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SFAS No. 143

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recorded asset retirement obligations primarily related to closure and postclosure environmental liabilities associated with certain property plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million.

If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations on that date would have been $27 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2002, the impact on “Earnings before cumulative effect of changes in accounting principle” in 2002 would have been immaterial.

SFAS No. 142

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

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter of 2002 to reflect lower than previously expected cash flows from certain related products. This charge is reported in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings as the cumulative effect of changes in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

For additional information regarding the changes in accounting principle, see Note 12 to the Company’s unaudited consolidated financial statements.

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in six operating segments. Effective January 1, 2003, the Company realigned its divisional structure into three divisions. Eastman Division consists of the CASPI segment, the Performance Chemicals and Intermediates (“PCI”) segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. Developing Businesses Division contains the Developing Businesses segment.

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

The SP segment produces highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical, graphic arts and general packaging. The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products. Operating earnings for the SP segment for first quarter 2003 have been adjusted from those presented in the Company’s April 24, 2003 sales and earnings press release to reflect the gain on the sale of assets.

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

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetyl chemicals.

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian, a leading logistics provider for chemical and plastics companies; Ariel Research Corporation (“Ariel”), a leading provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s coal gasification services.

The Company’s divisional structure allows it to align costs more directly with the activities and businesses that generate them. Goods and services are transferred between the three divisions at predetermined prices which may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements.

Effective January 1, 2003, sales and operating results for developing businesses activities were moved from the CASPI, PCI and SP segments to the Developing Businesses segment. Accordingly, amounts for 2002 have been reclassified to reflect this change.

Due to the fact that interdivisional sales are eliminated in the Company’s consolidated financial statements, the following segment discussions pertain primarily to external sales revenue. For additional information concerning the results of the Company’s operating segments, see Note 14 to the Company’s unaudited consolidated financial statements and Exhibit 99.01 to this Form 10-Q.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

CASPI Segment

	First Quarter

(Dollars in millions)	2003	2002	Change

External sales	$392	$365	7%
Volume effect			0%
Price effect			(2)%
Product mix effect			3%
Exchange rate effect			6%
Interdivisional sales	—	—	0%
Operating earnings	—	29	N/	A
Asset impairments and restructuring charges, net	2	—

The increase in external sales revenue for the first quarter 2003 compared to the first quarter 2002 was mainly due to foreign currency exchange rates, which had a positive impact on sales revenue of $20 million. A favorable shift in product mix also had a positive impact on revenues of $12 million. The shift in product mix was primarily due to increased sales volumes of higher unit priced products. A decline in selling prices had a negative impact on sales revenue for first quarter 2003 of $7 million. Although overall sales volumes were flat, sales volumes for the graphic arts markets declined, driven by weak demand. The decline in sales volumes, particularly for the graphic arts markets, was driven by weak demand.

Operating results for the first quarter 2003 were negatively impacted by increased raw material and energy costs, particularly propane, and lower selling prices. Operating earnings for the first quarter 2003 were also negatively impacted by restructuring charges totaling approximately $2 million as more fully described above and in Note 8 to the Company’s unaudited consolidated financial statements.

For 2003, the Company expects the focus for the CASPI segment to be more on improved margins and profitability than on sales volume gains, except for the strong growth potential for CASPI products in the Asia Pacific and Latin America regions. The Company further expects during the next few quarters to identify specific restructuring, divestiture, or consolidation alternatives for certain identified portions of the CASPI segment to improve profitability.

PCI Segment

	First Quarter

(Dollars in millions)	2003	2002	Change

External sales	$316	$259	22%
Volume effect			13%
Price effect			9%
Product mix effect			(2)%
Exchange rate effect			2%
Interdivisional sales	125	81	54%
Operating earnings (loss)	3	(1)	N/	A

External sales revenue for the first quarter 2003 increased $57 million compared to the first quarter 2002 primarily due to higher sales volumes throughout the segment, which had a positive impact on revenues of $35 million. Higher selling prices, primarily for intermediate chemicals based on oxo and acetyl chemistries, also had a positive impact on revenues of $22 million. Foreign currency exchange rates had a positive impact of $6 million on sales revenue for first quarter

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2003 offset by an unfavorable shift in product mix. The shift in product mix was primarily due to increased sales volumes of lower unit priced products. The increase in interdivisional sales revenue for the first quarter 2003 was primarily due to higher selling prices driven by higher raw material costs.

The first quarter 2003 operating gain was $4 million above the first quarter 2002 loss primarily due to increased sales volumes and higher selling prices, particularly for intermediate chemicals based on oxo and acetyl chemistries.

During 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, impairment charges totaling approximately $70 million related to the impacted assets were recorded during 2001 as part of the restructuring of the fine chemicals product lines. Subsequently, the customer initiated discussions with the Company which resulted in two amendments to the agreement to extend the custom synthesis product contract through June 2004 based on renegotiated terms. Sales revenue related to the contract extension was approximately 3% of the PCI segment’s sales revenue for 2002. The Company continues to evaluate its strategic options regarding the fine chemicals product lines as it looks to replace certain custom synthesis contracts.

SP Segment

	First Quarter

(Dollars in millions)	2003	2002	Change

External sales	$144	$120	20%
Volume effect			20%
Price effect			(6)%
Product mix effect			1%
Exchange rate effect			5%
Interdivisional sales	14	12	23%
Operating earnings	32	10	>100%

External sales revenue for the first quarter 2003 increased $24 million compared to the first quarter 2002 due to increased sales volumes, particularly for specialty film and sheet products when compared with a weak first quarter 2002. A decline in selling prices had a negative impact on sales revenue of $7 million, which was offset by the positive impact of foreign currency exchange rates.

Operating earnings for the first quarter 2003 increased significantly compared to first quarter 2002 primarily due to the gain of approximately $20 million for the sale of the Company’s high-performance crystalline plastics assets. Increased sales volumes also had a positive impact on operating earnings for the first quarter 2003, partially offset by higher raw material and energy costs, particularly for paraxylene and ethylene glycol.

New competitors in Asia and Europe continue to negatively impact results for copolyesters. However, the Company is committed to maintaining cost advantages obtained from its scale of operations and manufacturing experience and to increasing utilization of its current capacity.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

VORIDIAN DIVISION

Polymers Segment

	First Quarter

(Dollars in millions)	2003	2002	Change

External sales	$430	$341	26%
Volume effect			7%
Price effect			15%
Product mix effect			0%
Exchange rate effect			4%
Interdivisional sales	21	12	71%
Operating earnings	28	20	40%

The increase in external sales revenue for the first quarter 2003 compared to the first quarter 2002 was mainly due to higher selling prices, which had a positive impact on revenues of $50 million. Increased sales volumes, for both PET polymers and polyethylene, had a positive impact on revenues of $22 million. Foreign currency exchange rates also had a positive impact on revenues of $13 million.

Operating earnings for the first quarter 2003 were positively impacted by the $14 million insurance settlement for the 2002 operational disruptions. Higher raw material and energy costs, particularly for ethylene glycol, propane, and paraxylene, were partially offset by higher sales prices, increased sales volumes, and the effect of efficiency improvements.

For 2003, the Company expects continued profitability from its PET polymers products as the Company maintains its focus on lowering costs and growing along with overall market growth.

Fibers Segment

	First Quarter

(Dollars in millions)	2003	2002	Change

External sales	$146	$149	(2)%
Volume effect			(10)%
Price effect			0%
Product mix effect			5%
Exchange rate effect			3%
Interdivisional sales	21	21	(2)%
Operating earnings	25	32	(22)%

The slight decrease in external sales revenue for the first quarter 2003 compared to the first quarter 2002 was due to lower sales volumes, particularly for acetyl chemicals products, which had a negative impact on revenues of $15 million. A favorable shift in product mix had a positive impact on sales revenue of $8 million. The favorable shift in product mix was due to decreased sales volumes of lower unit priced products, particularly acetyl chemicals. Foreign currency exchange rates had a positive impact on revenues of $4 million.

Operating earnings for the first quarter 2003 declined compared to first quarter 2002 mainly due to the timing of acetate tow shipments to China and lower acetyl chemicals sales volumes.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2003, the Company expects the Fibers segment to experience flat to slightly lower revenues, but consistent operating earnings and cash flows. Sales volumes and revenues for acetate tow to China are expected to be higher in each of the remaining three quarters than they were in the first quarter of 2003.

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment

	First Quarter

(Dollars in millions)	2003	2002	Change

External sales	$13	$2	>100%
Interdivisional sales	98	69	42%
Operating loss	(23)	(15)	(64)%

The increase in external sales revenue for the first quarter 2003 compared to the first quarter 2002 was primarily due to increased sales to new customers at Cendian. External sales revenue in the Developing Businesses segment is expected to increase later in 2003 and results are expected to improve in the second half of 2003 primarily based on contracts currently signed and implementation plans in place for Cendian’s growing customer base. The increase in interdivisional sales revenue for the first quarter 2003 compared to the first quarter 2002 was primarily due to geographic expansion of the logistics services provided by Cendian to Eastman Division and Voridian Division.

The operating loss for the Developing Businesses segment increased by $8 million in the first quarter 2003 as compared with the first quarter 2002, primarily due to Cendian’s up-front costs to implement new customers and to support anticipated growth.

The Company expects to continue to invest between 1% and 1 1/2% of sales revenue in new, growth-oriented business opportunities in the Developing Businesses segment.

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	First Quarter					Product	Exchange
				Volume	Price	Mix	Rate
(Dollars in millions)	2003	2002	Change	Effect	Effect	Effect	Effect

United States and Canada	$824	$721	14%	6%	5%	3%	0%
Europe, Middle
East, and Africa	342	272	26%	5%	1%	0%	20%
Asia Pacific	159	136	16%	11%	5%	(1)%	1%
Latin America	116	107	9%	(5)%	14%	6%	(6)%

	$1,441	$1,236

Sales revenue in the United States and Canada for the first quarter 2003 increased $103 million compared to the first quarter 2002 primarily due to higher sales volumes, particularly in the Polymers and PCI segments, and higher selling prices, primarily in the Polymers segment. The increase in sales volumes had a positive impact on revenues of $44 million. The increase in selling prices had a positive impact on revenues of $35 million. A favorable shift in product mix had a positive impact on revenues of $24 million.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Europe, Middle East, and Africa for the first quarter 2003 increased $70 million compared to the first quarter 2002 primarily due to foreign currency exchange rates which had a positive impact on revenues of $54 million, as the euro increased 24% over the U.S. dollar. Increased sales volumes had a positive impact on revenues of $14 million.

Sales revenue in the Asia Pacific region for the first quarter 2003 increased compared to the first quarter 2002 primarily due to significant sales volume growth, particularly for the Eastman Division segments, which had a positive impact on revenues of $15 million. Higher selling prices also had a positive impact on revenues of $7 million.

The increase in sales revenue in Latin America for the first quarter 2003 compared to the first quarter 2002 was primarily due to higher selling prices, particularly for the Polymers segment, which had a positive impact on revenues of $15 million. A favorable shift in product mix also had a positive impact on revenues of $5 million. Foreign currency exchange rates and a decline in sales volumes had a negative impact on revenues of $6 million and $5 million, respectively.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. See Note 10 to the Company’s unaudited consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

	First Quarter

(Dollars in millions)	2003	2002

Net cash provided by (used in)
Operating activities	$(168)	$80
Investing activities	(3)	(53)
Financing activities	170	(12)

Net change in cash and cash equivalents	(1)	15

Cash and cash equivalents at end of period	$76	$81

Cash Flows

Cash used in operating activities in the first quarter 2003 reflected a significant decrease in liabilities for employee benefits and incentive pay which included a contribution of $90 million to the Company’s U.S. defined pension plans; an increase in accounts receivable of $110 million, which was primarily due to higher sales revenue and a receivable for the insurance settlement; and a decrease in operating earnings. Cash provided by operating activities in the first quarter 2002 reflected the Company’s focus on management of working capital.

Cash used in investing activities decreased from the first quarter 2002 due to proceeds from the sale of assets of $28 million and a return of deposit on equipment obtained with lease financing in 2003 of approximately $15 million, included as part of other items, net.

Cash provided by financing activities increased from the cash used in the first quarter 2002 due to an increase in commercial paper and short-term borrowings used to fund operating activities in the first quarter 2003.

Typically, cash flow from operations in the first quarter is lower than cash flow from operations in other quarters due to annual contributions to employee benefit plans, funding of annual incentive compensation, and an increase in working capital to meet the requirements of customers in the spring and summer months particularly for the Polymers segment. The Company expects cash flows from operations to improve for the remainder of 2003 through continued management of working capital and as profitability improves. The Company expects total borrowings less cash and cash equivalents (“Net Debt”) at the end of 2003 will be similar to Net Debt levels at year-end 2002.

Liquidity

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of March 31, 2003 and December 31, 2002. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At March 31, 2003, the Company’s commercial paper borrowings were $347 million at an effective interest rate of 1.42%. At December 31, 2002, the Company’s commercial paper borrowings were $143 million at an effective interest rate of 1.66%.

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

The Company has $500 million of 6 3/8% coupon debt maturing January 15, 2004, which is reflected in borrowings due within one year in the unaudited Consolidated Statement of Financial Position at March 31, 2003. The Company intends to refinance this debt prior to maturity with the proceeds of new long-term borrowings.

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rates of the notes due in January 2004 to variable rates. These original interest rate swaps were settled during the fourth quarter 2002 resulting in $13 million cash proceeds being received by the Company. The gain resulting from the settlement of the swaps is reflected as an increase in long-term debt and will be amortized into earnings as a reduction of interest expense through the maturity of the notes in January 2004. In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rates on the notes due in 2004 to variable rates that averaged 3.47% at March 31, 2003 and 4.07% at December 31, 2002. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $4 million in other noncurrent assets and long-term borrowings at March 31, 2003.

The Company contributed $90 million to its U.S. defined benefit pension plans during the first quarter 2003. The Company expects to fund its U.S. defined benefit pension plans by a total of approximately $220 million during 2003 and that additional funding of up to approximately $100 million may be required in 2004, although the amount of such additional contribution will be dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors.

Cash flows from operations and the sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash flow requirements. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization and other factors described under “Forward-Looking Statements and Risk Factors” below.

Capital Expenditures

Capital expenditures were $45 million and $41 million for the first quarters 2003 and 2002, respectively. The Company continues its emphasis on cash flow management and, for 2003, expects that capital spending and other directed investments for small acquisitions and other ventures will be no more than depreciation and amortization. Long-term commitments related to planned capital expenditures are not material.

Other Commitments

At March 31, 2003, the Company’s obligations related to notes and debentures totaled $1.9 billion to be paid over a period of 25 years, including approximately $500 million maturing within one year. Other borrowings, related primarily to commercial paper borrowings, totaled approximately $354 million.

The Company had various purchase obligations at March 31, 2003 totaling approximately $1.3 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $257 million over a period of several years. Of the total lease commitments, approximately 40% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 34% relate to real property, including office space, storage facilities and land; and approximately 26% relate to railcars. The obligations described above are summarized in the following table:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	Payments Due By Period

					Beyond
	Total	2003	2004-07	2008-12	2012

Notes and debentures	$1,903	$—	$513	$397	$993
Commercial paper and other borrowings	354	—	354	—	—
Purchase obligations	1,251	114	538	448	151
Operating leases	257	50	114	57	36

	$3,765	$164	$1,519	$902	$1,180

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at March 31, 2003 totaled $80 million.

As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at March 31, 2003 and December 31, 2002. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during the first quarter 2003. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

Dividends

The Company declared cash dividends of $0.44 per share in the first quarter 2003 and the first quarter 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the adoption of EITF Issue No. 00-21 to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 applies to public enterprises as of the beginning of the applicable interim or annual period. The Company is currently evaluating the effect FIN 46 will have on its consolidated financial position, liquidity, and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment qualifies as a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The Company is currently evaluating the effect that the adoption of SFAS No. 149 will have on its consolidated financial position, liquidity, and results of operations.

OUTLOOK

For 2003, the Company expects:

•	global political and economic uncertainties will continue to result in higher raw material and energy costs year over year and a sluggish global economy that will negatively impact operating results for the Company; the Company expects to offset this impact in part through price increases for certain of its products and through various cost control measures;

•	to fund its U.S. defined benefit pension plans by a total of approximately $220 million in 2003 and that additional funding of up to approximately $100 million may be required in 2004, although the amount of such additional contribution will be dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors;

•	pension and other postemployment benefit expenses in 2003 to increase over 2002 due primarily to low interest rates and unfavorable market performance for plan assets;

•	lower depreciation expense in 2003 as compared with 2002 will significantly mitigate the impact on earnings of expected pension and other postemployment benefit cost increases;

•	to continue to invest between 1% and 1-1/2% of sales revenue in new, growth-oriented business opportunities in the Developing Businesses segment;

•	to recognize increased selling and general administrative expenses related to Cendian implementing new customers and supporting anticipated growth;

•	combined costs related to selling and general administrative expenses and research and development expenses to be at or below 11% of sales revenue;

•	the changes in pay and vacation policy implemented during first quarter 2003 to favorably impact results for the next three quarters;

•	to continue to evaluate the allegations and claims made in recent asbestos-related lawsuits and its insurance coverages, and that the ultimate resolution of asbestos cases will not have a material impact on the Company’s

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods;

•	cash flows from operations to improve for the remainder of 2003 through continued management of working capital and as profitability improves;

•	Net Debt levels at the end of 2003 to be similar to Net Debt levels at year-end 2002;

•	to refinance $500 million of 6 3/8% coupon debt maturing January 15, 2004 prior to maturity with the proceeds of new long-term borrowings;

•	priorities for use of available cash from operations will be to pay the quarterly cash dividend and reduce outstanding borrowings;

•	capital spending and other directed investments for small acquisitions and other ventures to be no more than depreciation and amortization;

•	the effective tax rate will be between 30% and 33% for full-year 2003;

•	to review its portfolio of products and businesses across the Company, primarily in the Eastman Division, and that some product lines or businesses may be restructured or removed from the Company’s portfolio to improve profitability;

•	during the next few quarters to identify specific restructuring, divestiture, or consolidation alternatives for certain identified portions of the CASPI segment to improve profitability;

•	continued profitability from its PET polymers products as the Company maintains its focus on lowering costs and growing along with overall market growth;

•	the Fibers segment to continue to experience flat to slightly lower revenues, but consistent operating earnings and cash flows;

•	sales volumes and revenues of acetate tow to China to be higher in each of the remaining three quarters in 2003 than they were in the first quarter of 2003; and

•	external sales revenue in the Developing Businesses segment to increase later in 2003 and results to improve in the second half of 2003 primarily based on contracts currently signed and implementation plans in place for Cendian’s growing customer base.

Based on the above, the Company expects second quarter 2003 results to be consistent with the First Call consensus estimate as of April 24, 2003 of $0.47 per share.

Furthermore, the Company continues to work towards the goal of achieving earnings for full year 2003 that are sufficient to return the cost of capital. However, a number of factors have been negatively impacting efforts to achieve this goal. These factors include higher raw material and energy costs, a continued lack of pricing power for some of the Company’s products, and a sluggish global economy, particularly for manufacturing.

As a result, achieving earnings that return the cost of capital for the full year 2003 will be very difficult. However, the Company will continue to work towards achieving this goal on a quarter-by-quarter basis by taking action in a number of areas, including:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	utilizing its marketing capabilities to recover raw material and energy cost increases and improve margins wherever possible;

•	reviewing its portfolio of products and businesses across the Company and identifying specific restructuring, divestiture, and consolidation alternatives for certain product lines or businesses;

•	implementing various organizational changes and cost control measures, including a reduction in planned spending for new business development; and

•	using all lines of the income statement to improve profit.

The above expectations of the Company should be read in conjunction with the longer-term expectations provided in its 2002 Annual Report filed on Form 10-K.

See “Forward-Looking Statements and Risk Factors.”

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

assurance that such transactions will be successfully completed on a timely and cost-efficient basis or that they will achieve projected operating earnings targets.

•	The Company has made strategic investments in technology, services businesses, and other ventures in order to build certain Eastman capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company’s results of operations.

•	The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.

•	The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company’s earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material and energy costs, or have a negative impact on demand and volume.

•	The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which the Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

•	While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors.

•	The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products.

•	The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company’s financial condition and results of operations until such business is replaced.

•	Limitation of the Company’s available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses and results of operations and financial condition.

•	The Company’s facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company’s accruals for such costs and associated liabilities are believed to be adequate, but are subject to changes in estimates on which the accruals are based. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher or lower costs.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	The Company accesses the capital and credit markets on a regular basis, and intends to obtain new borrowings to replace outstanding debt coming due within the next year. Access to these markets and the cost of capital and debt financing is dependent in part upon the Company’s credit rating received from independent credit rating agencies. An adverse change in the Company’s credit rating could affect the renewal of existing credit facilities or the Company’s ability to obtain access to new credit facilities or other debt financing in the future, could adversely affect the terms under which the Company can borrow, and could increase the cost of new borrowings or other debt.

•	The Company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings in a particular future period.

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. All but three of these lawsuits have been resolved via settlement. No class has been certified in any of the three unresolved private cases, and the trial court in one of them decided in October 2002 that the case would not proceed as a class action, though that decision has been appealed by the plaintiff.

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

Asbestos Litigation

Over the years, Eastman was named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases were dismissed or settled without a material effect on Eastman’s financial condition, results of operations, or cash flows.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

As previously reported, Eastman, like many other companies, has recently experienced an increase in the number of asbestos claims against it. Currently, there are approximately 8,000 claims asserted against the Company in less than 25 cases that also involve hundreds of other defendants. By far, the majority of these claims are in Mississippi. In the recently filed cases in Mississippi, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the Mississippi plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all of these actions or to settle them on acceptable terms.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 46.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: May 13, 2003	By:	/s/ James P. Rogers

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ James P. Rogers

James P. Rogers
Senior Vice President and Chief Financial Officer

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended October 5, 2000 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

4.01	Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”))

4.02	Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company’s Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)

4.03	Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s current report on Form 8-K dated January 10, 1994 (the “8-K”))

4.04	Form of 6 3/8% Notes due January 15, 2004 (incorporated herein by reference to Exhibit 4(c) to the 8-K)

4.05	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)

4.06	Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s Current Report on Form 8-K dated June 8, 1994 (the “June 8-K”))

4.07	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

4.08	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”))

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Exhibit		Sequential
Number	Description	Page Number

4.09	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.10	Officer’s Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

4.11	$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

4.12	Credit Agreement, dated as of July 13, 2000 (the “Credit Agreement”) among Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.01*	Eastman Performance Plan, as amended	48-62

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	63

99.01	Operating Segment Information, External Sales Revenue Change, Volume Effect, Price Effect and Interdivisional Effect	64

99.02	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by J. Brian Ferguson, Chief Executive Officer, for the quarter ended March 31, 2003	65

99.03	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James P. Rogers, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2003	66

*	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10)(iii) of Regulation S-K.

EASTMAN CHEMICAL COMPANY

Eastman Performance Plan
(amended and restated effective February 1, 2001)
(amended April 30, 2003)

____________________________________________________________________________

EASTMAN CHEMICAL COMPANY

Eastman Performance Plan
_____________________________________________________________________________

ARTICLE 1	Introduction
ARTICLE 2	Definitions
ARTICLE 3	Eligibility
ARTICLE 4	Determination of Plan Payout
ARTICLE 5	Mechanism of Plan Payout
ARTICLE 6	Claim Against Performance Payment
ARTICLE 7	Inability to Locate Payee
ARTICLE 8	Plan Document Controls
ARTICLE 9	Right to Amend or Terminate
ARTICLE 10	No Employment Rights
ARTICLE 11	Conclusiveness of Records
ARTICLE 12	Administration, Actions by the Company
APPENDIX A
APPENDIX B
APPENDIX C

ARTICLE 1.     INTRODUCTION.

The Eastman Performance Plan, as set forth in this document, has been approved by the Board of Directors of Eastman Chemical Company (the “Company”) as a variable compensation program which provides eligible employees with tangible recognition for their contributions to the success of the Company.

The Company’s Board of Directors is responsible for approving the declaration of Plan Payouts under this Plan each year, except for Plan payouts to executive officers of the Company, which shall be approved by the Compensation Committee. No declaration of Plan Payout by the Board or the Compensation Committee for any given year shall commit the Board or the Compensation Committee to any given level of Plan Payout in future years.

ARTICLE 2.     DEFINITIONS.

2.00     Affiliated Company. See Section 2.28A.

2.01     Board. The Board of Directors of the Company.

2.02     Reserved.

2.03     Capital. Capital shall designate the funds invested in the Company through either debt or equity, including funds loaned to the Company from financial institutions or through the issuance of bonds, debentures or other private debt instruments, plus the shareholders’ cumulative investment in the Company through the ownership of all outstanding shares of all classes of stock.

2.04     Code. The Internal Revenue Code of 1986, as amended.

2.05     College Cooperative Student. College Cooperative Student shall refer to an employee who is a college student pursuing studies of interest to the Company and who generally works a full-time schedule on an alternate work/school block basis.

2.06     Company. Eastman Chemical Company or its corporate successors. Notwithstanding the foregoing, whenever reference is made in this Plan to “the Company” in the context of financial performance, e.g., “the Company’s capital debt”, the “Company” shall mean Eastman Chemical Company and all of its affiliates that are included on its consolidated financial statements.

2.07     Reserved.

2.08     Compensation Committee. The Compensation and Management Development Committee of the Board, or such other committee designated by the Board, authorized to administer the Plan as provided herein.

2.09     Cost of Capital. The Cost of Capital reflects the cost of debt and the cost of equity, expressed as a percentage reflecting the percentage of interest charged on debt and the percentage of expected return on equity.

2.10     Reserved.

2.11     Earnings from Continuing Operations. Earnings from Continuing Operations shall be defined as the total sales of the Company minus the costs of all operations of any nature used to produce such sales, including taxes, plus after-tax interest associated with the Company’s capital debt.

2.12     Reserved.

2.13     Eastman Investment and Employee Stock Ownership Plan or EIP/ESOP. The Eastman Investment and Employee Stock Ownership Plan, a qualified savings and employee stock ownership plan under Sections 401(a), 401(k), and 4975 of the Code, including any amendments which may from time to time be adopted thereto.

2.14     Reserved.

2.15     Eligible Employee. Eligible Employees shall be all those individuals who meet the eligibility criteria set forth under Article 3; provided however, that nonresident aliens working outside of the United States shall not be defined as Eligible Employees for the purposes of this Plan.

2.16     Reserved.

2.17     Limited Service Employee. Limited Service Employee shall refer to any individual hired by the Company for the specific purpose of meeting needs of Nine Hundred (900) hours or less in any consecutive twelve (12) month period and who is designated as a Limited Service Employee when hired.

2.18     Participating Affiliates. Participating Affiliates are all those Subsidiaries or Affiliated Companies which written resolution by the Compensation Committee indicates will be extended the provisions of the Plan as applying to the employees of such Subsidiary or Affiliated Company.

2.19     Participating Earnings. Participating Earnings for a given Performance Year shall be an Eligible Employee’s Participating Earnings set forth in Appendix A for such Performance Year.

2.20     Payout Basis. The Payout Basis shall signify the applicable percentage set forth in accordance with the Payout Table contained in Section 4.04.

2.20A     Payout Table. The Payout Table shall be that Table set forth under Section 4.04 providing for the correlation between the Performance Indicator and the Payout Basis.

2.21     Performance Indicator. The Performance Indicator shall mean the Return on Capital minus the Cost of Capital. Such calculation shall be expressed as a percentage, which shall be calculated to the third place after the decimal point (i.e., xx.xxx%), and then rounded to the second place after the decimal point (i.e., xx.xx%).

2.22     Performance Year. The Performance Year shall be the calendar year, running from January 1 through December 31, with respect to which the financial performance of the Company shall be determined.

2.23     Plan. The Eastman Performance Plan.

2.24     Plan Payout. The Plan Payout shall consist of those monies to which the Eligible Employee shall be entitled in accordance with the provisions of this Plan.

2.25     Regular Full-Time Employee. Regular Full-Time Employee shall refer to those individuals who are defined as such on the payrolls of the Company or a Participating Affiliate and who work a regular schedule of:

     (a)   40 or more hours per week (or shorter time periods where required by law, by Company needs, or by the employee’s health); or

     (b)   Alternative work schedules such as alternating 36 and 48-hour workweeks comprised of 12-hour days.

2.26     Regular Part-Time Employee. Regular Part-Time Employee shall refer to those individuals who are defined as such on the payroll of the Company or a Participating Affiliate, who work a regular schedule of less than 40 hours per week, and who are not defined as Regular Full-Time Employees under Section 2.25.

2.27     Return on Capital. The Return on Capital shall mean the return produced by funds invested in the Company and shall be determined as Earnings from Continuing Operations, as defined in Section 2.11, divided by the Average Capital Employed. Average Capital Employed shall be derived by adding the Company’s capital debt plus equity at the close of the last day of the year preceding the Performance Year, to the Company’s capital debt plus equity at the close of the last day of the present Performance Year, with the resulting sum being divided by two. Capital debt is defined as the sum of Borrowing by the Company Due Within One Year and Long-Term Borrowing, as designated on the Company’s balance sheet. The resulting ratio shall be multiplied by One Hundred (100) in order to convert such to a percentage. Such percentage shall be calculated to the third place after the decimal point (i.e., xx.xxx%), and then rounded to the second place after the decimal point (i.e., xx.xx%).

2.28     Special Program Employee. Special Program Employee shall refer to a high school study-work student, a drafting trainee employed to work one quarter or semester, a clerical assistant trainee hired to work for one quarter or semester, a summer technical employee, a visiting scientist, or a normal temporary employee hired for a limited period.

2.28A     Subsidiary or Affiliated Company. Subsidiary or Affiliated Company shall mean (i) any business organization which is required to be affiliated with Eastman Chemical Company under Code Sections 414(a) or (b); and (ii) any joint venture or other business organization in which Eastman Chemical Company or an entity described in clause (i) has a direct or indirect stock ownership or capital and profits interest of at least 20%. Not every Subsidiary or Affiliated Company is a Participating Affiliate under this Plan. Regardless of Subsidiary or Affiliated status, the Eastman Performance Plan shall not apply or be extended to employees who are under a collective bargaining agreement (unless the express terms of such agreement so require). In addition, the Eastman Performance Plan shall not apply or be extended to any group of employees, subsidiary, division, or plant site specified in Appendix B to this Plan, entitled “Excluded Participants”, but shall apply or be extended to Participating Affiliates specified in Appendix C to this Plan, entitled “Covered Participating Affiliates.”

2.29     Termination Allowance Plan or TAP. Termination Allowance Plan or TAP shall mean the Termination Allowance Plan adopted by the Company effective January 1, 1994, and as amended thereafter from time to time.

ARTICLE 3.     ELIGIBILITY.

3.01     Basic Eligibility

All Regular Full-Time Employees and Regular Part-Time Employees of Eastman Chemical Company and any other Participating Affiliates as may from time to time participate under this Plan, are eligible to receive a Plan Payout as described herein if they:

(a) Meet all of the following requirements;

(i) Are employed by Eastman Chemical Company or one of the Participating Affiliates on the last scheduled workday for such employee during the Performance Year; and

(ii) Receive Participating Earnings with respect to the Performance Year; and

(iii) Are living at 11:59 p.m. on the last scheduled workday for such Employee during the Performance Year (e.g., if an Employee regularly works a Monday to Friday shift, his last scheduled workday for the 1996 Performance Year would be Tuesday, December 31,
1996);

or

(b) Meet the requirements of Section 3.02.

(c) Are not on Company Warning as of December 31 of the Performance Year.

3.02     Special Eligibility

Regular Full-Time Employees and Regular Part-Time Employees who are not actively employed with the Company or a Participating Affiliate as of December 31 of the Performance Year are eligible to participate under the provisions of this Plan provided that they meet one of the following criteria:

(a) Such employee has retired in accordance with the Eastman Retirement Assistance Plan (or in the case of a Participating Affiliate, according to any such similar applicable plan of the Affiliate) on or after February 1 of the Performance Year; or

(b) Such employee has exhausted Short-Term Disability (or in the case of a Participating Affiliate, according to any such similar applicable plan of the Affiliate) benefits during the Performance Year and:

(i) Is approved for benefits under the Eastman Long-Term Disability Plan (or in the case of a Participating Affiliate, according to any such similar applicable plan of the Affiliate); or

(ii) Is not approved for benefits under the Eastman Long-Term Disability Plan and is terminated by the Company due to lack of prescribed work; or

(c) Such employee’s employment with the Company was terminated during the Performance Year and as a result of such termination the employee becomes entitled to a Termination Allowance Benefit under the Company’s Termination Allowance Plan (or in the case of a Participating Affiliate, according to any such similar applicable plan of the Affiliate); or

(d) All of the following conditions are met: (i) an employee’s employment with the Company is terminated during the Performance Year under a layoff as defined in Section 4.01 of TAP, a special separation as defined in Section 4.02 of TAP, or a divestiture as defined in Section 4.03 of TAP; (ii) such employee does not become entitled to a Termination Allowance Benefit under TAP (or in the case of a Participating Affiliate, according to any such similar applicable plan of the Affiliate); and (iii) management of the Company nevertheless resolves in writing that such employee shall be entitled to participate in the Performance Plan for such Performance Year upon meeting such conditions as management shall determine in its sole discretion. For this purpose, “management of the Company” shall mean any of the following: the Board of Directors of the Company, a committee of the Board; a committee of the Company responsible for benefits plans oversight; or an officer of the Company; or

(e) Such employee is (i) paid on a United States-based salary structure, and (ii) is temporarily employed with a non-participating affiliate of the Company and serving outside the borders of the United States at the direction or request of the Company or any Participating Affiliate; or

(f) Such employee’s employment with the Company was terminated during the Performance Year in order to accompany or follow their Eastman employee spouse who is transferred to a company unit or subsidiary or affiliated company in a different geographic area which is not a Participating Affiliate.

(g) Such employee is not on Company Warning as of time of termination.

The Eastman Chemical Company Senior Vice President, Human Resources, shall be the final interpreter as to whether a Participating Affiliate has sponsored a “similar” plan for purposes of section 3.02.

3.03     Transfer Into Plan

Employees who transfer to the Company during the course of any Performance Year from a subsidiary or affiliated company which is not a Participating Affiliate in the Plan will be eligible for the Plan Payout payable for the Performance Year if they satisfy the eligibility requirements of Section 3.01 or 3.02 above. Earnings and allowances received from such subsidiary or affiliated company are not included in Participating Earnings.

3.04     Transfer From Plan

Employees who are transferred during any Performance Year from the Company to employment with a subsidiary or affiliated company which is not a Participating Affiliate will qualify for the Plan Payout payable for that Performance Year, provided that they are employed full-time or part time by the Subsidiary or Affiliated Company on the last scheduled workday for such employee during the Performance Year or meet the requirements of clause (a), (b), or (c) of the immediately following paragraph. However, earnings and allowances received from such subsidiary or affiliated company are not included in Participating Earnings.

If such a transferred regular full time or regular part time employee terminates employment with the Subsidiary or Affiliated Company prior to the last scheduled workday of the Performance Year for such employee, then such employee shall nevertheless be eligible to participate under this Plan if the employee meets one of the following criteria:

(a)	Such employee has retired in accordance with the defined benefit retirement plan for the Subsidiary or Affiliated Company
(b)	Such employee was terminated during the Performance Year and as a result of such termination, the employee becomes eligible for a benefit from such Subsidiary or Affiliated Company which in the judgment of the Compensation Committee or its delegate is comparable to the benefits under the Company’s Termination Allowance Plan.
(c)	Such employee has exhausted Short-Term Disability benefits during the Performance Year; and is approved for benefits under the Subsidiary’s or Affiliated Company’s Long-Term Disability Plan; or is not approved for benefits under the Subsidiary or Affiliated Company’s Long-Term Disability Plan and is terminated due to lack of prescribed work.

3.05     Exclusions.

Limited Service Employees, Special Program Employees, College Cooperative Employees, and all other employees of the Company and Participating Affiliates not defined as Regular Full-Time Employees or Regular Part-Time Employees are not eligible to receive a Plan Payout as authorized herein unless reclassified before December 31 of the Performance Year into a class of employees eligible to receive a Plan Payout in accordance with Sections 3.01 and 3.02. For such reclassified employees, except those employees who were classified as Limited Service Employees prior to such reclassification, earnings before reclassification are included in Participating Earnings.

The Eastman Performance Plan shall not apply or be extended to employees who are under a collective bargaining agreement (unless the express terms of such agreement so require). In addition, the Eastman Performance Plan shall not apply or be extended to any group of employees, subsidiary, division, or plant site specified in Appendix B to the Plan, entitled “Excluded Participants.”

3.06     Participation of Recently Hired Employees

Notwithstanding any language to the contrary contained herein, for the Performance Year in which an Eligible Employee is first hired by the Company or by a Participating Affiliate, the Eligible Employee shall not receive a Plan Payout. For the first full Performance Year after the Eligible Employee’s date of hire, the Eligible Employee shall receive a full (100%) Plan Payout as calculated under Section 4.06(a). Such allocation made shall be paid entirely in cash pursuant to the provisions of Section 5.01.

3.07     Termination of Employment Subsequent to Performance Year

Any Eligible Employee who has met the requirements for participation contained in this Article 3 for the Performance Year and with whom the employment relationship with the Company or any Participating Affiliate is subsequently terminated for any reason prior to the distribution of the Plan Payout for that Performance Year shall be entitled to the Plan Payout for that Performance Year. Payment of such Plan Payout shall be made in accordance with the provisions set forth under Section 5.01.

3.08     Eligibility in Case of Death

Notwithstanding any language contained herein, if an employee dies before qualifying for the Plan Payout for the Performance Year, the Company may, in its sole discretion, elect to pay all, part, or none of the Plan Payout to the estate of the employee or to a designated beneficiary thereof. However, if an Eligible Employee dies after qualifying for but before receiving a given Plan Payout, such Plan Payout will be paid to the decedent’s estate as a legal right.

ARTICLE 4.     DETERMINATION OF PLAN PAYOUT.

4.01     In General

The Plan Payout, if any, is intended to reflect the financial performance of the Company over the course of the Performance Year. Financial performance shall be measured in terms of the Performance Indicator. Such Plan Payout, if any, shall be calculated as determined under Section 4.06. The resulting Plan Payout for each Eligible Employee shall be distributed pursuant to the provisions of Article 5 below.

4.02     Determination of Performance Indicator

Before or as soon as practicable after the first day of a Performance Year, the Compensation Committee shall establish in writing for that Performance Year, the Performance Indicator (including the Cost of Capital for the Performance Year), the Payout Basis, the General Payout Table, and the formula or method for calculating the Plan Payout payable to each Eligible Employee if certain levels of the Performance Indicator are attained.

The Performance Indicator for any Performance Year shall be the Return on Capital (as defined in Section 2.27) minus the Cost of Capital (as defined in Section 2.09), expressed as a percentage, which shall be calculated to the third place after the decimal point (i.e., xx.xxx%), and then rounded to the second place after the decimal point (i.e., xx.xx%). Except as otherwise provided in the next sentence, measurement of the Company’s performance against the performance goals established by the Committee shall be objectively determinable and, to the extent they are expressed in standard accounting terms, shall be determined according to generally accepted accounting principles as in existence on the date on which the performance goals are established and without regard to any changes in such principles after such date. In determining whether the performance goals established by the Committee have been met, the Committee may in its discretion adjust the financial results for a Performance Year to exclude the effect of unusual charges or income items or other events (including, without limitation, acquisitions or divestitures), which are distortive of financial results for the Performance Year.

4.03     Determination of Payout Basis

The Payout Basis, expressed as a percentage as follows, shall be determined according to the Payout Table shown in Section 4.04. If the Return on Capital minus Cost of Capital is not an even percentage, then the exact Payout Basis shall be calculated by straight line interpolation, and shall be calculated to the third place after the decimal point (i.e., xx.xxx%), and then rounded to the second place after the decimal point (i.e., xx.xx%).

4.04     Payout Table

Return on Capital
Minus Cost of Capital		Payout Basis*
(Percentage)		Cash %

10 or More		25
	9	22
	8	19
	7	17
	6	15
	5	13
	4	11
	3	9.5
	2	8
	1	6.5
	0	5
-	1	4
-	2	3
-	3	2
-	4	1
<	5	0

*	Actual Payout percentages may vary based on pay at risk as determined under Section 4.06.

4.05     Reserved

4.06     Calculation of Individual Plan Payout

Calculations of the individual Plan Payout shall be done as follows:

The Plan Payout for each Eligible Employee shall be calculated by multiplying the Participating Earnings of the Eligible Employee for the Performance Year by a fraction, the numerator of which is the Payout Basis derived from the Payout Table contained in Section 4.04 and the denominator of which is One (1) minus that percentage of the Eligible Employee’s pay at risk as of the Performance Year as defined under the regular employment practices of the Company. Such fraction shall be calculated to the third place after the decimal point (i.e., xx.xxx%), and then rounded to the second place after the decimal point (i.e., xx.xx%). Thus, the calculation shall be expressed as follows:

Plan Payout (Total) = Participating Earnings x Payout Basis

                                                                                                1 - % of Pay at Risk

4.07     Estimated Plan Payout

The Vice President and Chief Financial Officer, or his delegate shall, on or about the close of each quarter of the Company’s fiscal year, estimate the annual Payout Basis for the Plan based upon financial performance for the Performance Year to date. The estimates thus generated shall subsequently be communicated to Eligible Employees in such a manner as determined by the Company.

4.08     Final Determinations by Board and by Compensation Committee

As soon as practicable following the availability of performance results for the completed Performance Year, the Committee shall determine the Company’s performance in relation to the Performance Indicator for that period and certify in writing the Company’s performance. Such certification shall include confirmation of the Return on Capital (determined as described in Section 2.27), and final approval and declaration of the Plan Payout to executive officers.

Notwithstanding any language contained herein, final approval for any Plan Payout to Eligible Employees other than executive officers determined in conjunction with this Article 4 must be given by the Board of Directors of the Company. No declaration of Plan Payout by the Board or the Compensation Committee for any given year shall commit the Board or the Compensation Committee to any given level of Plan Payout in future years.

4.09     Shareowner Approval

No Plan Payout payable in cash shall be paid under the Plan to any “Covered Employee” (within the meaning of Section 162(m) of the Code) for any Performance Year after 1996 and through and including 1999, unless and until the material terms (within the meaning of Section 162(m) of the Code) of the Plan, including the performance goals on which the Plan Payout would be based, are disclosed to the Company’s shareowners and are approved by the shareowners by a majority of the votes cast.

ARTICLE 5. MECHANISM OF PLAN PAYOUT.

5.01     Plan Payout

Approved Plan Payouts for any Performance Year shall be made in the subsequent Performance Year and shall, at the discretion of the Company, be paid out in March of the subsequent Performance Year in cash by check or into an account designated by the Eligible Employee and held with a commercial bank. The Plan Payout shall reflect any deductions made by the Company for purposes of Federal or other taxation or pursuant to request for deferral of benefits made by the Eligible Employee under the provisions of Article 5.02.

5.02     Eastman Investment and Employee Stock Ownership Plan and Eastman Executive Deferred Compensation Plan Participation

Eligible Employees who are also eligible to participate in the Eastman Investment and Employee Stock Ownership Plan may elect to defer the Plan Payout for a given Performance Year into the Eastman Investment and Employee Stock Ownership Plan, to the extent provided under such Plan. Eligible Employees who are also eligible to participate in the Eastman Executive Deferred Compensation Plan may elect to defer the Plan Payout for a given Performance Year into the Eastman Executive Deferred Compensation Plan, to the extent provided under such Plan. Any funds deferred pursuant to the provisions of this Section 5.02 shall become subject to the rules and regulations of the EIP/ESOP or the Executive Deferred Compensation Plan, and shall reflect any deductions made for purposes of payment of social security taxes due under the Code.

5.03     Reserved

5.04     Deferral of Award

Notwithstanding anything in this Article 5 to the contrary, if the Compensation Committee determines that the current payment of any award under this Article 5 could result in the Eligible Employee’s receiving compensation in excess of the maximum amount deductible by the Company for Federal income tax purposes, then such Committee in its sole discretion may determine that such award shall not be paid currently, and instead shall be transferred to the Employee’s account under the Eastman Executive Deferred Compensation Plan (and thereafter shall be subject to the provisions of the Executive Deferred Compensation Plan).

ARTICLE 6.     CLAIM AGAINST PERFORMANCE PAYMENT.

The payment of any Plan Payout which may be subject in whole or in part to execution, lien, assignment, or other claim, notice of which is received by the Company on or before the Plan Payout payment date, may be delayed for an appropriate time in order to facilitate proper handling of the claim and in order to make any necessary adjustments.

ARTICLE 7.     INABILITY TO LOCATE PAYEE.

If the Company is unable to make payment hereunder to any Eligible Employee to whom a Plan Payout is due because the Company is unable to ascertain the whereabouts of such Eligible Employee after reasonable efforts have been made, such payment otherwise due shall be forfeited one (1) year after the date the Plan Payout was to be made.

ARTICLE 8.     PLAN DOCUMENT CONTROLS.

In the event of a conflict between this Plan document and any other information or enrollment materials provided to the Eligible Employees (whether written or oral), the provisions of this document shall control.

ARTICLE 9.     RIGHT TO AMEND OR TERMINATE.

Although the Company intends to continue the Plan indefinitely, the Plan may be terminated, suspended or modified, in whole or in part, at any time for any reason by action of the Compensation Committee.

ARTICLE 10.     NO EMPLOYMENT RIGHTS.

Nothing contained in this Plan shall give any Eligible Employee the right to be retained in the employment of the Company or affect the right of the Company to dismiss any employee. The adoption and maintenance of this Plan shall not constitute a contract between the Company and the Eligible Employee for consideration for, or inducement or condition of, the employment of the Eligible Employee.

ARTICLE 11.     CONCLUSIVENESS OF RECORDS.

The records of the Company with respect to financial data, Participating Earnings, and all other relevant matters shall be conclusive for purposes of the administration of the Plan described in this document.

ARTICLE 12.     ADMINISTRATION; ACTIONS BY THE COMPANY.

The Committee shall have full power and authority to administer and interpret the provisions of the Plan and to adopt such rules, regulations, agreements, guidelines, and instruments for the administration of the Plan and for conduct of its business as the Committee deems appropriate or advisable. The Committee sets and interprets policy, establishes annual performance goals, evaluates Company performance against the goals, and confirms and certifies the extent to which Company performance goals were satisfied under the Plan.

The Committee shall have full power to delegate to any officer or employee of the Company the authority to administer and interpret the procedural aspects of the Plan, subject to the Plan’s terms, including adopting and enforcing rules to decide procedural and administrative issues.

APPENDIX A.

Participating and Non-Participating Earnings

Participating Earnings

Pay for all time worked including:
     Wages and salaries
     Pay for clothes change
     Pay for time spent attending meetings
     Paid lunch periods
     Pay for time in Eastman Medical Department (scheduled hours only)
     Pay for work on community campaigns and special community projects (at company request)
     Pay when serving as pallbearer (at company request)
Overtime pay
Shift premiums
Shift supplements
Compensating time off
Holiday pay, premiums, and allowances (including payment for holiday during a full week of absence)
Vacation pay (including payment in lieu of vacation and excluding purchased vacation cashout)
Pay for travel status
Lack of work allowance
Time spent by Apprentices in supervised tests or labs
Medical pay allowance (as recommended and arranged by the Eastman Medical Department)
Jury duty
Call-in allowance
On-call allowance
Adjustment for amount of time spent on Final Warning (for 2000 Performance Year only)1

Note 1:	For the 2000 Performance Year only, Participating Earnings does not include pay during the period of time while an Employee is on Final Warning Status, as determined under the Company’s regular employment practices. This adjustment is made by taking an Employee’s Participating Earnings for the 2000 Performance Year, and excluding a pro rata portion based on the amount of time that the Employee was on Final Warning Status during such year.

          Non-Participating Earnings

Eastman Performance Plan payouts
Annual Performance Plan payouts
Omnibus Plan awards such as:
     Stock Option grants
     Restricted Stock grants
     Long-Term Performance Award Plan awards
Tuition refunds
Educational support payments
Termination allowance and special separation allowance
Moving expenses and allowances as the result of domestic relocation
Additions to allowances on prizes for tax purposes
Taxable awards and prizes such as:
     25-year service awards
     40-year service awards
     Safety awards
     Attendance awards
Allowances for excused absences due to:
     accident at work
     death of a relative
     emergency blood donation
     emergency relief activities
     organized color guard
     employee medical or dental appointment
     serving in public office
     personal absences
     temporary military duty
     time spent voting
     voluntary community services
     other allowances not specifically identified under Participating Earnings
Allowances for expatriates:
     cost-of-living allowance
     housing allowance
     tax makeup allowance
     travel allowance
     education allowance
Foreign service premium payments
Payment in lieu of notice of termination
Short-Term Disability benefits
Taxable portion of insurance premium paid by company
Workers’ Compensation payments and allowances:
     makeup payments
     statutory payments
     supplements
All other payments or allowances not specifically identified as Participating Earnings

APPENDIX B.

Excluded Participants

     1. All employees assigned to the plant site in South Holland, Illinois, formerly known as Accurate Dispersions.

     Employees who transfer to the South Holland, Illinois site during the Performance Year will be eligible to receive an Eastman Performance Plan payment based on Participating Earnings they accumulated during the Performance Year, prior to being assigned to the South Holland, Illinois site.

     2. Employees who are Executive Officers (Section 16b) of Eastman Chemical Company.

APPENDIX C.

Covered Participating Affiliates