Form 10-Q
period 2003-06-30
EASTMAN CHEMICAL CO
filed 2003-08-12
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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
Yes [X]   No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares Outstanding at
Class	June 30, 2003

Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	77,383,495

PAGE 1 OF 65 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 53

ITEM		PAGE

	PART I. FINANCIAL INFORMATION
1.	Financial Statements
	Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings	3
	Consolidated Statements of Financial Position	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6-22
2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-47
4.	Controls and Procedures	48
	PART II. OTHER INFORMATION
1.	Legal Proceedings	49-50
4.	Submission of Matters to a Vote of Security Holders	50-51
6.	Exhibits and Reports on Form 8-K	51
	SIGNATURES
	Signatures	52
	EXHIBITS
	Exhibits	53-65

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
INCOME, AND RETAINED EARNINGS

	Second Quarter		First Six Months

(Dollars in millions, except per share amounts)	2003	2002	2003	2002

Sales	$1,481	$1,395	$2,922	$2,631
Cost of sales	1,240	1,166	2,497	2,197

Gross profit	241	229	425	434
Selling and general administrative expenses	108	110	208	200
Research and development expenses	42	38	85	76
Asset impairments and restructuring charges, net	16	—	18	—
Other operating income	—	—	(20)	—

Operating earnings	75	81	134	158
Interest expense, net	31	31	62	61
Other (income) charges, net	(5)	(10)	(6)	4

Earnings before income taxes and cumulative effect of changes in accounting principles	49	60	78	93
Provision for income taxes	14	16	25	25

Earnings before cumulative effect of changes in accounting principles	35	44	53	68
Cumulative effect of changes in accounting principles, net	—	—	3	(18)

Net earnings	$35	$44	$56	$50

Earnings per share
Basic
Before cumulative effect of changes in accounting principles	$0.46	$0.58	$0.69	$0.88
Cumulative effect of changes in accounting principles, net	—	—	0.04	(0.23)

Net earnings per share	$0.46	$0.58	$0.73	$0.65

Diluted
Before cumulative effect of changes in accounting principles	$0.46	$0.58	$0.69	$0.88
Cumulative effect of changes in accounting principles, net	—	—	0.04	(0.23)

Net earnings per share	$0.46	$0.58	$0.73	$0.65

Comprehensive Income
Net earnings	$35	$44	$56	$50
Other comprehensive income (loss)
Change in cumulative translation adjustment	45	101	73	85
Change in unrealized losses on investments, net of tax	(1)	—	(2)	—
Change in unrealized gains (losses) on derivative instruments, net of tax	(3)	(18)	(5)	—

Total other comprehensive income	41	83	66	85

Comprehensive income	$76	$127	$122	$135

Retained Earnings
Retained earnings at beginning of period	$1,869	$1,928	$1,882	$1,956
Net earnings	35	44	56	50
Cash dividends declared	(34)	(34)	(68)	(68)

Retained earnings at end of period	$1,870	$1,938	$1,870	$1,938

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$69	$77
Trade receivables, net of allowance of $30 and $32	667	532
Miscellaneous receivables	140	127
Inventories	733	713
Other current assets	55	80

Total current assets	1,664	1,529

Properties
Properties and equipment at cost	9,764	9,660
Less: Accumulated depreciation	6,067	5,907

Net properties	3,697	3,753

Goodwill	347	344
Other intangibles, net of accumulated amortization of $59 and $51	221	229
Other noncurrent assets	426	418

Total assets	$6,355	$6,273

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,016	$1,221
Borrowings due within one year	511	3

Total current liabilities	1,527	1,224

Long-term borrowings	1,754	2,054
Deferred income tax liabilities	496	484
Postemployment obligations	1,116	1,109
Other long-term liabilities	134	131

Total liabilities	5,027	5,002

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value–350,000,000 shares authorized; shares issued – 85,172,316 and 85,135,117)	1	1
Additional paid-in capital	122	119
Retained earnings	1,870	1,882
Accumulated other comprehensive loss	(229)	(295)

	1,764	1,707
Less: Treasury stock at cost (7,933,646 shares)	436	436

Total stockholders’ equity	1,328	1,271

Total liabilities and stockholders’equity	$6,355	$6,273

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2003	2002

Cash flows from operating activities
Net earnings	$56	$50

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	193	199
Cumulative effect of changes in accounting principles, net of tax	(3)	18
Write-off of impaired assets	15	—
Gains on sale of assets	(20)	—
Provision for deferred income taxes	18	23
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in receivables	(146)	(66)
Increase in inventories	(18)	(19)
Increase (decrease) in trade payables	(44)	72
Increase (decrease) in liabilities for employee benefits and incentive pay	(164)	19
Other items, net	18	37

Net cash provided by (used in) operating activities	(95)	333

Cash flows from investing activities
Additions to properties and equipment	(100)	(96)
Proceeds from sale of assets	28	6
Acquisitions, net of cash acquired	—	(6)
Additions to capitalized software	(8)	(9)
Other items, net	18	(7)

Net cash used in investing activities	(62)	(112)

Cash flows from financing activities
Net decrease in commercial paper and other short-term borrowings	(30)	(535)
Proceeds from long-term borrowings	248	394
Repayment of borrowings	(3)	(4)
Dividends paid to stockholders	(68)	(68)
Other items	2	—

Net cash provided by (used in) financing activities	149	(213)

Net change in cash and cash equivalents	(8)	8

Cash and cash equivalents at beginning of period	77	66

Cash and cash equivalents at end of period	$69	$74

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the “Company” or “Eastman”) in accordance and consistent with the accounting policies stated in the Company’s 2002 Annual Report on Form 10-K and should be read in conjunction with the audited consolidated financial statements appearing in the Form 10-K. In the opinion of the Company, all normally recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

Effective January 1, 2003, the Company’s method of accounting for environmental closure and postclosure costs changed as a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” Upon the initial adoption of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. See Note 12 to the Company’s unaudited consolidated financial statements for information regarding the impact to the Company of the adoption of SFAS No. 143.

Also effective January 1, 2003, the Company’s method of accounting for initial recognition and measurement of guarantees changed as a result of the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The interpretation expands on the accounting guidance of FASB Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. Under the provisions of FIN 45, at the time a guarantee is issued, the Company will recognize a liability for the fair value or market value of the obligation it assumes. The adoption of FIN 45 did not have a material impact on the Company’s financial position, liquidity or results of operations. See Note 16 to the Company’s unaudited consolidated financial statements for additional information regarding the Company’s guarantees.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant dates of these awards, the Company’s net earnings and earnings per share would have been reduced as follows:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

		Second Quarter		First Six Months
(Dollars in millions, except per share amounts)		2003	2002	2003	2002

Net earnings, as reported		$35	$44	$56	$50
Add: Stock-based employee compensation expense included in net earnings, as reported		—	—	—	—
Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings under fair value method		3	3	6	6

Pro forma net earnings		$32	$41	$50	$44

Basic earnings per share	As reported	$0.46	$0.58	$0.73	$0.65
	Pro forma	$0.42	$0.54	$0.65	$0.58

Diluted earnings per share	As reported	$0.46	$0.58	$0.73	$0.65
	Pro forma	$0.42	$0.54	$0.65	$0.58

3.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2003	2002

At average cost (which approximates FIFO)
Finished goods	$606	$582
Work in process	182	175
Raw materials and supplies	226	229

Total inventories	1,014	986
Reduction to LIFO value	(281)	(273)

Total inventories at LIFO value	$733	$713

Inventories valued on the LIFO method were approximately 70% of total inventories at each period end.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets is prohibited. Also, SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets which are subject to amortization and indefinite-lived intangible assets which are not subject to amortization. For additional information on the impact to the Company of the adoption of SFAS No. 142, see Note 12 to the Company’s unaudited consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to accumulated amortization.

	As of June 30, 2003		As of December 31, 2002
	Gross	Net	Gross	Net
	Carrying	Carrying	Carrying	Carrying
(Dollars in millions)	Amount	Amount	Amount	Amount

Amortizable intangible assets
Developed technology	$124	$91	$124	$96
Customer lists	62	46	62	48
Other	18	14	18	15

Total	$204	151	$204	159

Indefinite-lived intangible assets
Trademarks		70		70

Other intangible assets		$221		$229

Changes in the carrying amount of goodwill follow:

	CASPI	Other
(Dollars in millions)	Segment	Segments	Total

Reported goodwill balance at December 31, 2002	$333	$11	$344
Adjustments and foreign currency translation effect	3	—	3

Reported goodwill balance at June 30, 2003	$336	$11	$347

Amortization expense for definite-lived intangible assets was approximately $8 million and $7 million for the first six month 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding years is approximately $15 million per year.

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2003	2002

Trade creditors	$426	$470
Accrued payrolls, vacation, and variable-incentive compensation	128	195
Accrued taxes	76	71
Interest payable	47	48
Current portion of U.S. defined benefit pension plan liabilities	98	220
Bank overdrafts	40	39
Other	201	178

Total	$1,016	$1,221

The current portion of U.S. defined benefit pension plan liabilities is an estimate of the Company’s anticipated funding within one year.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2003	2002

Borrowings consisted of:
6 3/8% notes due 2004	$511	$513
3 1/4% notes due 2008	250	—
7% notes due 2012	397	397
7 1/4% debentures due 2024	496	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper borrowings	107	143
Other	7	11

Total borrowings	2,265	2,057
Borrowings due within one year	(511)	(3)

Long-term borrowings	$1,754	$2,054

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of June 30, 2003 and December 31, 2002. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At June 30, 2003, the Company’s commercial paper borrowings were $107 million at an effective interest rate of 1.24%. At December 31, 2002, the Company’s commercial paper borrowings were $143 million at an effective interest rate of 1.66%.

On April 3, 2002, the Company issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Proceeds from the sale of the notes, net of $3 million in transaction fees, were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings.

On June 16, 2003, the Company issued notes in the principal amount of $250 million due 2008 and bearing interest at 3 1/4% per annum. Proceeds from the sale of the notes, net of $2 million in transaction fees, were $248 million and were used to repay portions of commercial paper borrowings.

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rates of the notes due in 2004 to variable rates. These original interest rate swaps were settled during the fourth quarter 2002, resulting in $13 million cash proceeds being received by the Company. The gain resulting from the settlement of the swaps is reflected as an increase in the current portion of long-term borrowings and will be amortized into earnings as a reduction to interest expense through the maturity of the notes in January 2004. In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rates on the notes due in 2004 to variable rates that averaged 3.33% at June 30, 2003 and 4.07% at December 31, 2002. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $5 million in other current assets and the current portion of long-term borrowings at June 30, 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2003	2002	2003	2002

Shares used for earnings per share calculation:
Basic	77.1	77.1	77.1	77.0
Diluted	77.3	77.3	77.3	77.2

Certain shares underlying options outstanding during the second quarter and the first six months 2003 and 2002 were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during those periods. Excluded from the second quarter and the first six months 2003 calculations were shares underlying options to purchase 8,400,507 shares of common stock at a range of prices from $35.90 to $73.94. Excluded from the second quarter and the first six months 2002 calculations were shares underlying options to purchase 5,425,324 shares of common stock at a range of prices from $46.31 to $73.94 and 7,070,065 shares of common stock at a range of prices from $45.44 to $73.94, respectively.

Additionally, 200,000 shares underlying an option issued to the former Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations for the second quarter and the first six months 2002 because the stock price conditions to exercise had not been met as to any of the shares as of June 30, 2002. The entire option was cancelled and forfeited on September 16, 2002, as none of the price vesting conditions had been met.

The Company declared cash dividends of $0.44 per share in the second quarters 2003 and 2002 and $0.88 per share in the first six months 2003 and 2002.

8.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Restructuring of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) Segment

Consolidation and restructuring of the operations of the CASPI segment resulted in a charge of approximately $1 million in the second quarter 2003 and a net charge of approximately $3 million in the first six months 2003, primarily related to employee severance costs and changes in estimates for previously accrued amounts. In the second half of 2002, consolidation and restructuring of the CASPI segment operations resulted in asset impairment and restructuring charges totaling approximately $5 million which included a charge related to impaired assets at the Bury, England facility.

Impairment of Assets in the Fine Chemicals Product Lines

In the second quarter 2003, the Company recorded an asset impairment charge of approximately $15 million related to the impairment of certain fixed assets used in the Performance Chemicals and Intermediates (“PCI”) segment’s fine chemicals product lines that are located in Llangefni, Wales. As a result of the continuing deterioration of industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. Accordingly, the carrying value of the assets was written down to fair value, determined using discounted estimated net cash flows related to products produced by the impacted assets.

The following table summarizes the charges and changes in estimates described above, other less significant asset impairments and restructuring charges, the noncash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Balance at	Provision/	Noncash	Cash	Balance at
(Dollars in millions)	January 1, 2002	Adjustments	Reductions	Reductions	December 31, 2002

Noncash charges	$—	$2	$(2)	$—	$—
Severance costs	10	2	—	(10)	2
Site closure costs	13	3	—	(9)	7

Total	$23	$7	$(2)	$(19)	$9

	Balance at	Provision/	Noncash	Cash	Balance at
	January 1, 2003	Adjustments	Reductions	Reductions	June 30, 2003

Noncash charges	$—	$15	$(15)	$—	$—
Severance costs	2	4	—	(3)	3
Site closure costs	7	—	—	(2)	5

Total	$9	$19	$(15)	$(5)	$8

Substantially all expected severance and site closure costs are expected to be applied to the reserves within one year.

9.	ACQUISITIONS

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

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of Ariel for the period from the acquisition date are included in the accompanying unaudited consolidated financial statements and reported in the Developing Businesses segment. Tangible assets acquired were recorded at their fair values. Definite-lived intangible assets of approximately $7 million are being amortized on a straight-line basis over 3 to 10 years. Assuming this transaction had been made at January 1, 2002, the consolidated pro forma results for the first six months 2002 would not have been materially different from reported results.

10.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company’s hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. Financial instruments held as part of each hedging program are more fully described in Note 8 “Fair Value of Financial Instruments” to the Company’s audited consolidated financial statements contained in the 2002 Annual Report on Form 10-K.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2003, mark-to-market losses from currency, raw material and energy and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $6 million. If realized, approximately $2 million of this balance will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings for all periods presented.

11.	OTHER OPERATING INCOME AND OTHER (INCOME) CHARGES, NET

	Second Quarter		First Six Months

(Dollars in millions)	2003	2002	2003	2002

Other operating income	$—	$—	$(20)	$—

Other income	$(12)	$(20)	$(16)	$(13)
Other charges	7	10	10	17

Other (income) charges, net	$(5)	$(10)	$(6)	$4

Other Operating Income

Other operating income includes gains and losses on sales of assets that are not a component of an entity. Other operating income for the first six months 2003 reflected a gain of $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s Specialty Plastics (“SP”) segment.

Other (Income) Charges

Included in other income are the Company’s portion of earnings from its equity investments, gains on sales of non-operating assets, royalty income, gains on foreign exchange transactions and other miscellaneous items. Included in other charges are losses from foreign exchange transactions, the Company’s portion of losses from its equity investments, losses on sales of nonoperating assets, fees on securitized receivables and other miscellaneous items.

Other income for each period included net gains on foreign currency transactions, net of hedging, primarily attributed to the strengthening of the euro, and results from the Company’s equity investments.

Other charges for the second quarter and the first six months 2002 included the write-down to fair value of certain technology business venture investments. Results for the first six months 2002 also reflected a loss of $12 million due to remeasurement of an Argentine peso-denominated tax receivable. Additionally, the first six months 2002 included the Company’s portion of a loss from its equity investment in Genencor International, Inc. (“Genencor”) which included a $5 million charge related to Genencor’s restructuring. Eastman owns an approximate 43% equity interest in Genencor, a publicly traded biotechnology company.

12.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX

SFAS No. 143

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company recorded asset retirement obligations primarily related to closure and postclosure environmental liabilities associated with certain property, plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million during the first quarter 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter of 2002 to reflect lower than previously expected cash flows from certain related products. This charge is reported in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

				Unrealized
		Unfunded	Unrealized	Gains	Accumulated
	Cumulative	Minimum	Gains	(Losses) on	Other
	Translation	Pension	(Losses) on	Derivative	Comprehensive
(Dollars in millions)	Adjustment	Liability	Investments	Instruments	Income (Loss)

Balance at December 31, 2001	$(133)	$(116)	$—	$(2)	$(251)
Period change	102	(145)	(2)	1	(44)

Balance at December 31, 2002	(31)	(261)	(2)	(1)	(295)
Period change	73	—	(2)	(5)	66

Balance at June 30, 2003	$42	$(261)	$(4)	$(6)	$(229)

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian Corporation (“Cendian”), a logistics provider for chemical and plastics companies; Ariel, a provider of

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s gasification services.

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

Effective January 1, 2003, sales, operating results and assets for developing businesses activities were moved from the CASPI, PCI and SP segments to the Developing Businesses segment. Accordingly, amounts for 2002 have been reclassified to reflect this change. In addition, during the second quarter of 2003, the Company revised the Assets by Division and Segment as of December 31, 2002 to appropriately reflect the allocation of certain assets shared by the segments comprising Eastman Division. These revisions had no effect on the consolidated financial statements.

	Second Quarter, 2003

		Interdivisional
(Dollars in millions)	External Sales	Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$417	$—	$417
Performance Chemicals and Intermediates	310	115	425
Specialty Plastics	138	12	150

Total Eastman Division	865	127	992

Voridian Division
Polymers	434	19	453
Fibers	166	19	185

Total Voridian Division	600	38	638

Developing Businesses Division
Developing Businesses	16	94	110

Total Developing Businesses Division	16	94	110

Total Eastman Chemical Company	$1,481	$259	$1,740

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter, 2002

		Interdivisional
(Dollars in millions)	External Sales	Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$412	$—	$412
Performance Chemicals and Intermediates	276	98	374
Specialty Plastics	133	12	145

Total Eastman Division	821	110	931

Voridian Division
Polymers	400	11	411
Fibers	172	17	189

Total Voridian Division	572	28	600

Developing Businesses Division
Developing Businesses	2	78	80

Total Developing Businesses Division	2	78	80

Total Eastman Chemical Company	$1,395	$216	$1,611

	First Six Months, 2003

		Interdivisional
(Dollars in millions)	External Sales	Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$809	$—	$809
Performance Chemicals and Intermediates	626	240	866
Specialty Plastics	282	26	308

Total Eastman Division	1,717	266	1,983

Voridian Division
Polymers	864	40	904
Fibers	312	40	352

Total Voridian Division	1,176	80	1,256

Developing Businesses Division
Developing Businesses	29	192	221

Total Developing Businesses Division	29	192	221

Total Eastman Chemical Company	$2,922	$538	$3,460

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months, 2002

		Interdivisional
(Dollars in millions)	External Sales	Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$777	$—	$777
Performance Chemicals and Intermediates	535	179	714
Specialty Plastics	253	24	277

Total Eastman Division	1,565	203	1,768

Voridian Division
Polymers	741	23	764
Fibers	321	38	359

Total Voridian Division	1,062	61	1,123

Developing Businesses Division
Developing Businesses	4	147	151

Total Developing Businesses Division	4	147	151

Total Eastman Chemical Company	$2,631	$411	$3,042

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter		First Six Months

(Dollars in millions)	2003	2002	2003	2002

Operating Earnings (Loss) by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks(1)(2)	$19	$21	$19	$50
Performance Chemicals and Intermediates(1)(2)	3	2	6	1
Specialty Plastics(2)	9	8	41	18

Total Eastman Division	31	31	66	69

Voridian Division
Polymers	26	32	54	52
Fibers	36	41	61	73

Total Voridian Division	62	73	115	125

Developing Businesses Division
Developing Businesses	(16)	(18)	(39)	(33)

Total Developing Businesses Division	(16)	(18)	(39)	(33)

Eliminations	(2)	(5)	(8)	(3)

Total Eastman Chemical Company	$75	$81	$134	$158

(1)	Second quarter 2003 operating earnings for the Coatings, Adhesives, Specialty Polymers, and Inks segment included restructuring charges of approximately $1 million. Second quarter 2003 operating earnings for the Performance Chemicals and Intermediates segment included an asset impairment charge of approximately $15 million.

(2)	First six months 2003 operating earnings for the Coatings, Adhesives, Specialty Polymers, and Inks segment included net restructuring charges of approximately $3 million. First six months 2003 operating earnings for the Performance Chemicals and Intermediates segment included an asset impairment charge of approximately $15 million. First six months 2003 operating earnings for Specialty Plastics included a gain of $20 million for the sale of the Company’s high-performance crystalline plastics assets.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2003	2002

Assets by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,975	$1,978
Performance Chemicals and Intermediates	1,706	1,657
Specialty Plastics	776	795

Total Eastman Division	4,457	4,430

Voridian Division
Polymers	1,311	1,253
Fibers	544	548

Total Voridian Division	1,855	1,801

Developing Businesses Division
Developing Businesses	43	42

Total Developing Businesses Division	43	42

Total Eastman Chemical Company	$6,355	$6,273

15.	LEGAL MATTERS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

been resolved via settlement. No class has been certified in any of the three unresolved private cases, and the trial court in one of them decided in October 2002 that the case would not proceed as a class action, though that decision has been appealed by the plaintiff.

In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. One of those six cases has been tentatively settled; defense motions to dismiss are pending in four cases; and one motion to dismiss has been granted. Seven other states have advised the Company that they intend to bring similar actions against the Company and others.

The Company has recognized charges to earnings in 2003 and each of the past four years for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

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

As previously reported, Eastman, like many other companies, has recently experienced an increase in the number of asbestos claims against it. Currently, there are approximately 11,000 claims asserted against the Company in 28 cases that also involve hundreds of other defendants. By far, the majority of these claims are in Mississippi. In the recently filed cases in Mississippi, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the Mississippi plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all of these actions or to settle them on acceptable terms.

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

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at June 30, 2003 and at December 31, 2002. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million in the second quarters 2003 and 2002 and approximately $2 million in the first six months 2003 and 2002. Average monthly proceeds from collections

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

reinvested in the continuous sale program were approximately $267 million and $254 million in the second quarters 2003 and 2002, respectively, and approximately $252 million and $242 million in the first six months 2003 and 2002, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $182 million and $93 million at June 30, 2003 and December 31, 2002, respectively.

Guarantees

The Company had the following obligations of equity affiliates and residual value guarantees at June 30, 2003:

(Dollars in millions)

Obligations of equity affiliates	$137
Residual value guarantees	81

Total	$218

Obligations of Equity Affiliates

Eastman has long-term commitments relating to joint ventures and guarantees of up to $137 million of the principal amount of the joint ventures’ third-party borrowings. The Company believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at June 30, 2003 totaled approximately $81 million. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect the initial adoption of EITF Issue No. 00-21 to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment qualifies as a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments, which under previous guidance were accounted for as equity, be classified as liabilities or assets in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As the Company currently has none of these instruments, the adoption of this Statement is not expected to have a material impact on the Company’s financial position, liquidity, or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-08 will apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. The Company is currently evaluating the effect EITF Issue No. 01-08 might have on its consolidated financial position, liquidity, and results of operations.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2002 Annual Report on Form 10-K, and the unaudited consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The Company’s results of operations as presented in the Company’s unaudited consolidated financial statements of this Form 10-Q are described below:

Earnings

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2003	2002	2003	2002

Operating earnings	$75	$81	$134	$158
Net earnings before cumulative effect of changes in accounting principles	35	44	53	68
Net earnings	35	44	56	50

Earnings per share
Basic
Before cumulative effect of changes in accounting principles	$0.46	$0.58	$0.69	$0.88
Cumulative effect of changes in accounting principles, net	—	—	0.04	(0.23)

Net earnings per share	$0.46	$0.58	$0.73	$0.65

Diluted
Before cumulative effect of changes in accounting principles	$0.46	$0.58	$0.69	$0.88
Cumulative effect of changes in accounting principles, net	—	—	0.04	(0.23)

Net earnings per share	$0.46	$0.58	$0.73	$0.65

The decline in operating earnings for the second quarter 2003 compared to the second quarter 2002 was primarily due to higher raw material and energy costs and lower sales volumes that were partially offset by higher selling prices and cost reduction efforts. Operating earnings for the second quarter 2003 were also negatively impacted by asset impairment and restructuring charges totaling approximately $16 million, primarily related to the impairment of certain fixed assets used in the Company’s Performance Chemicals and Intermediates (“PCI”) segment’s fine chemicals product lines. Operating earnings for the second quarter 2003 were positively impacted approximately $12 million by the previously announced change in vacation policy.

Operating earnings for the first six months 2003 declined $24 million compared with operating earnings for the first six months 2002, primarily attributed to a difficult market environment including generally weak economic conditions and lack of pricing power for certain products that resulted in higher raw material and energy costs only partially offset by higher selling prices. Operating earnings for the first six months 2003 were also impacted by:

•	a gain of $20 million for the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s Specialty Plastics (“SP”) segment;

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	a gain of approximately $14 million from the insurance settlement related to the previously disclosed 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities;

•	asset impairment and restructuring charges of $18 million, primarily related to the impairment of certain fixed assets located in Llangefni, Wales and used in the Company’s PCI segment’s fine chemicals product lines; and

•	a reduction in costs of approximately $18 million as a result of the previously announced change in vacation policy which was part of cost reduction measures implemented by the Company in the first quarter 2003.

The Company expects the change in vacation policy to have a similar impact on its results for the second half of 2003 only.

In addition to the items described above, net earnings for the second quarter and the first six months 2003 reflected net gains on foreign currency transactions, net of hedging, primarily attributed to the strengthening of the euro.

Net earnings for the first six months 2002 included a loss of $12 million due to remeasurement of an Argentine peso-denominated tax receivable; a charge of $5 million related to the Company’s portion of restructuring charges recognized by Genencor International, Inc. (“Genencor”), in which the Company owns an approximate 43% equity interest; and net gains on foreign currency transactions, net of hedging, primarily attributed to the strengthening of the euro. Net earnings for the second quarter and the first six months 2002 also included the write-down to fair value of certain technology business venture investments.

	Second Quarter					Product	Exchange
				Volume	Price	Mix	Rate
(Dollars in millions)	2003	2002	Change	Effect	Effect	Effect	Effect

Sales	$1,481	$1,395	6%	(7)%	8%	1%	4%

The increase in sales revenue for the second quarter 2003 compared to the second quarter 2002 was primarily due to higher selling prices and favorable foreign currency exchange rates, particularly for the euro, that were partially offset by lower sales volumes. The increase in selling prices and foreign currency exchange rates had a positive impact on sales revenue for the second quarter 2003 of $112 million and $61 million, respectively. Decreased sales volumes had a negative impact on sales revenue for second quarter 2003 of $98 million.

	First Six Months					Product	Exchange
				Volume	Price	Mix	Rate
(Dollars in millions)	2003	2002	Change	Effect	Effect	Effect	Effect

Sales	$2,922	$2,631	11%	(2)%	7%	2%	4%

The increase in sales revenue for the first six months 2003 compared to the first six months 2002 was primarily due to higher selling prices and favorable foreign currency exchange rates which had a positive impact on revenues of $181 million and $103 million, respectively. A favorable shift in product mix also had a positive impact on sales revenue for the first six months 2003 of $47 million. These increases were partially offset by decreased sales volumes which had a negative impact on sales revenue for the first six months 2003 of $41 million.

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

Gross Profit	$241	$229	5%	$425	$434	(2)%
As a percentage of sales	16.3%	16.4%		14.5%	16.5%

Gross profit for the second quarter 2003 increased compared to the second quarter 2002 primarily due to higher selling prices that more than offset lower sales volumes. The decline in gross profit for the first six months 2003 compared to the

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

first six months 2002 was primarily due to higher raw material and energy costs, especially for propane, paraxylene, ethylene glycol, and natural gas. Increased selling prices only partially offset the increase in raw material and energy costs, resulting in a reduction in gross profit for the first six months 2003.

The Company expects that higher raw material and energy costs combined with a difficult market environment will continue to negatively impact operating results for the remainder of 2003, mitigated to the extent the Company is able to continue to offset this impact in part through higher selling prices for certain of its products and through various cost control measures.

The insurance settlement of approximately $14 million related to the previously disclosed 2002 operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina had a positive impact on gross profit in the first six months 2003.

The Company continues to implement a variety of cost control measures to manage discretionary spending. Of the measures taken, a change in vacation policy favorably impacted the second quarter and the first six months 2003 results by approximately $12 million and $18 million, respectively, and is expected to have a similar impact for the second half of 2003 only. The Company expects that the other measures taken will positively impact its results going forward.

The Company is also working on other measures to improve its cost structure and profitability. Included in that effort is a review of the Company’s portfolio of products and businesses, primarily in the Eastman Division. The Company expects during the third quarter 2003 to identify restructuring, divestiture, and consolidation alternatives for certain identified portions of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment to improve profitability.

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

Selling and General Administrative Expenses	$108	$110	(2)%	$208	$200	4%
Research and Development Expenses	42	38	11%	85	76	12%

	$150	$148		$293	$276

As a percentage of sales	10.1%	10.6%		10.0%	10.5%

The decrease in selling and general administrative expenses for the second quarter 2003 compared to the second quarter 2002 resulted from cost reduction efforts and a reduction in bad debt expense that were partially offset by increased expenses in the Developing Businesses segment.

The increase in selling and general administrative expenses for the first six months 2003 compared to the first six months 2002 was primarily due to higher costs associated with the Company’s growth initiatives, including the business-building efforts of Cendian Corporation (“Cendian”), the Company’s logistics subsidiary. Year over year, the Company expects to recognize increasing selling and general administrative expenses related to Cendian as it adds capacity while continuing to add new customers and revenues.

Research and development expenses for the second quarter and the first six months 2003 were higher compared to the second quarter and the first six months 2002 primarily due to the Company’s increased efforts to develop certain operational efficiencies and efforts associated with new business initiatives. The Company expects research and development expenses for 2003 to increase compared to 2002 due to the Company’s efforts to develop operational efficiencies, and as a result of the Company’s increased technology efforts associated with new business initiatives.

Combined costs related to selling and general administrative expenses and research and development expenses are expected to continue to be at or below 11% of sales revenue.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

	Second Quarter		First Six Months

(Dollars in millions)	2003	2002	2003	2002

Restructuring of CASPI segment operations	$1	$—	$3	$—
Impairment of fine chemicals product assets	15	—	15	—

	$16	$—	$18	$—

In the second quarter 2003, the Company recorded an asset impairment charge of approximately $15 million related to the impairment of certain fixed assets used in the PCI segment’s fine chemicals product lines that are located in Llangefni, Wales. As a result of the continuing deterioration of industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. Accordingly, the carrying value of the assets was written down to fair value, determined using discounted estimated net cash flows related to products produced by the impacted assets.

Consolidation and restructuring of the operations of the CASPI segment resulted in a charge of approximately $1 million in the second quarter 2003 and a net charge of approximately $3 million in the first six months 2003, primarily related to employee severance costs and changes in estimates for previously accrued amounts.

Interest Expense, Net

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

Gross interest costs	$34	$33		$67	$66
Less capitalized interest	1	1		2	2

Interest expense	33	32	3%	65	64	2%
Interest income	2	1		3	3

Interest expense, net	$31	$31	0%	$62	$61	2%

Net interest expense was relatively flat as a result of lower interest rates, offset by an increase in total borrowings less cash and cash equivalents (“Net Debt”). The Company expects Net Debt at the end of 2003 will be similar to Net Debt at year-end 2002.

Other Operating Income and Other (Income) Charges, Net

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

Other operating income	$—	$—	0%	$(20)	$—	N/A

Other income	$(12)	$(20)	(40)%	$(16)	$(13)	23%
Other charges	7	10	(30)%	10	17	(41)%

Other (income) charges, net	$(5)	$(10)		$(6)	$4

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Operating Income

Other operating income includes gains and losses on sales of assets that are not a component of an entity. Other operating income for the first six months 2003 reflected a gain of $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

Other (Income) Charges

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

Other income for each period included net gains on foreign currency transactions, net of hedging, primarily attributed to the strengthening of the euro, and results from the Company’s equity investments.

Other charges for the second quarter and the first six months 2002 included the write-down to fair value of certain technology business venture investments. Results for the first six months 2002 also reflected a loss of $12 million due to remeasurement of an Argentine peso-denominated tax receivable. Additionally, the first six months 2002 included the Company’s portion of a loss from its equity investment in Genencor which included a $5 million charge related to Genencor’s restructuring. Eastman owns an approximate 43% equity interest in Genencor, a publicly traded biotechnology company.

Provision for Income Taxes

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

Provision for income taxes	$14	$16	(13)%	$25	$25	0%
Effective tax rate	28%	26%		32%	27%

The increase in the effective tax rate for the second quarter and the first six months 2003 was primarily due to the statutory tax rate applied to discrete items during those periods being higher than the Company’s overall effective tax rate.

Historically, the Company recorded benefits from a foreign sales corporation or extraterritorial income exclusion. The Company expects benefits from the extraterritorial income exclusion to continue at least through 2003 and that its annual effective tax rate in 2003 will be between 30% and 33%.

Cumulative Effect of Change in Accounting Principles, Net of Tax

	Second Quarter		First Six Months

(Dollars in millions)	2003	2002	2003	2002

Cumulative effect of change in accounting principles, net	$—	$—	$3	$(18)

SFAS No. 143

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003 the Company recorded asset retirement obligations primarily related to closure and postclosure environmental liabilities associated with certain property, plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million during the first quarter 2003.

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

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter of 2002 to reflect lower than previously expected cash flows from certain related products. This charge is reported in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

For additional information regarding the changes in accounting principles, see Note 12 to the Company’s unaudited consolidated financial statements.

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

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian, a logistics provider for chemical and plastics companies; Ariel Research Corporation (“Ariel”), a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s gasification services.

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

Due to the fact that interdivisional sales are eliminated in the Company’s consolidated financial statements, the following segment discussions pertain primarily to external sales revenue. For additional information concerning the results for the Company’s operating segments, see Note 14 to the Company’s unaudited consolidated financial statements and Exhibit 99.01 to this Form 10-Q.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

CASPI Segment

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$417	$412	1%	$809	$777	4%
Volume effect			(11)%			(6)%
Price effect			2%			0%
Product mix effect			4%			4%
Exchange rate effect			6%			6%

Interdivisional sales	—	—	0%	—	—	0%

Operating earnings	19	21	(10)%	19	50	(62)%

Asset impairments and restructuring charges, net	1	—		3	—

The increase in external sales revenue for the second quarter and the first six months 2003 compared to the second quarter and the first six months 2002 was mainly due to foreign currency exchange rates and a favorable shift in product mix. Foreign currency exchange rates had a positive impact on sales revenue for the second quarter and the first six months 2003 of $24 million and $44 million, respectively. A favorable shift in product mix also had a positive impact on sales revenue for the second quarter and the first six months 2003 of $20 million and $29 million, respectively. A decrease in sales volumes, primarily for coatings and inks products, had a negative impact on sales revenue for the second quarter and the first six months 2003 of $46 million and $44 million, respectively. The decline in sales volumes was primarily attributed to an increasingly competitive global business environment and weaker end-market demand resulting from unseasonable weather conditions in the northeast United States.

Operating earnings for the second quarter 2003 declined slightly compared to the second quarter 2002 as lower sales volumes and a restructuring charge of $1 million were mostly offset by higher selling prices.

Operating earnings for the first six months 2003 declined significantly compared to the first six months 2002 primarily due to higher raw material and energy costs, especially propane, and lower sales volumes. Restructuring charges totaling approximately $3 million also had a negative impact on operating earnings for the first six months 2003. The restructuring charge is more fully described in Note 8 to the Company’s unaudited consolidated financial statements.

For 2003, the focus for the CASPI segment has been and will continue to be more on improved margins and profitability than on sales volume gains, except for the strong growth potential for CASPI products in the Asia Pacific and Latin America regions. The Company expects during the third quarter 2003 to identify restructuring, divestiture, and consolidation alternatives for certain identified portions of the CASPI segment to improve profitability.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$310	$276	12%	$626	$535	17%
Volume effect			(2)%			3%
Price effect			14%			12%
Product mix effect			(3)%			(1)%
Exchange rate effect			3%			3%

Interdivisional sales	115	98	18%	240	179	34%

Operating earnings	3	2	50%	6	1	>100%

Asset impairments and restructuring charges, net	15	—		15	—

The increase in external sales revenue for the second quarter 2003 compared to the second quarter 2002 was mainly due to higher selling prices that were increased to keep pace with higher raw material and energy costs, particularly for propane. The increase in selling prices, primarily for intermediate chemicals based on olefin and acetyl chemistries, had a positive impact on revenues of $39 million. Foreign currency exchange rates also had a positive impact on sales revenue for the second quarter 2003, offset by an unfavorable shift in product mix. The slight decline in sales volumes had a negative impact on revenues of $5 million. The increase in interdivisional sales revenue for the second quarter 2003 was primarily due to higher selling prices driven by higher raw material and energy costs.

The increase in external sales revenue for the first six months 2003 compared to the first six months 2002 was attributable to higher selling prices, primarily for intermediate chemicals based on olefin and acetyl chemistries, that were increased to keep pace with higher raw material and energy costs. The increase in selling prices had a positive impact on revenues of $63 million. Increased sales volumes and foreign currency exchange rates also had a positive impact on revenues of $17 million and $14 million, respectively. The increase in interdivisional sales revenue for the first six months 2003 was primarily due to higher selling prices driven by higher raw material and energy costs.

The increase in operating earnings for the second quarter and the first six months 2003 compared to the second quarter and the first six months 2002 was mainly due to higher selling prices which more than offset an asset impairment charge totaling approximately $15 million and an unfavorable shift in product mix. The asset impairment charge is more fully described in Note 8 to the Company’s unaudited consolidated financial statements.

During 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, impairment charges totaling approximately $70 million related to the impacted assets were recorded during 2001 as part of the restructuring of the fine chemicals product lines. Subsequently, the customer initiated discussions with the Company which resulted in two amendments to the agreement to extend the custom synthesis product contract through June 2004 based on renegotiated terms. Effective July 1, 2003, Eastman and the customer entered into a multi-year agreement in which the Company will remain the sole global supplier for the customer’s custom synthesis product.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$138	$133	3%	$282	$253	11%
Volume effect			(4)%			7%
Price effect			1%			(1)%
Product mix effect			2%			0%
Exchange rate effect			4%			5%

Interdivisional sales	12	12	2%	26	24	12%

Operating earnings	9	8	13%	41	18	>100%

Asset impairments and restructuring charges, net	—	—		—	—

The slight increase in external sales revenue for the second quarter 2003 compared to the second quarter 2002 was primarily due to foreign currency exchange rates, which had a positive impact on revenues of $6 million. This increase was mostly offset by decreased sales volumes, primarily due to lower film sales attributed to weakness in the travel and leisure markets, which had a negative impact on revenues of $5 million. A favorable shift in product mix and slightly higher selling prices had a positive impact on sales revenue of $2 million each.

External sales revenue for the first six months 2003 increased $29 million compared to the first six months 2002 primarily due to higher sales volumes, primarily for specialty film and sheet products, and the positive impact of foreign currency exchange rates. The increase in sales volumes and foreign currency exchange rates had a positive impact on revenues of $19 million and $12 million, respectively. Slightly lower selling prices had a negative impact on revenues of $4 million.

Operating earnings for the second quarter 2003 increased slightly compared to the second quarter 2002 as higher selling prices and favorable product mix offset the impact of higher raw material and energy costs.

Operating earnings for the first six months 2003 increased significantly compared to the first six months 2002 primarily due to the gain of $20 million for the sale of the Company’s high-performance crystalline plastics assets. Increased selling prices also had a positive impact on operating earnings for the first six months 2003, partially offset by higher raw material and energy costs, particularly for paraxylene and ethylene glycol.

New competitors in Asia and Europe continue to negatively impact results for copolyesters. However, the Company is committed to maintaining cost advantages obtained from its scale of operations and manufacturing experience and to increasing utilization of its current capacity.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

VORIDIAN DIVISION

Polymers Segment

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$434	$400	9%	$864	$741	17%
Volume effect			(11)%			(3)%
Price effect			15%			16%
Product mix effect			0%			1%
Exchange rate effect			5%			3%

Interdivisional sales	19	11	66%	40	23	68%

Operating earnings	26	32	(19)%	54	52	4%

Asset impairments and restructuring charges, net	—	—		—	—

The increase in external sales revenue for the second quarter 2003 compared to the second quarter 2002 was mainly due to higher selling prices, primarily for PET polymers and polyethylene, which had a positive impact on revenues of $60 million. Foreign currency exchange rates also had a positive impact on revenues of $18 million. These increases were partially offset by decreased sales volumes, primarily for PET polymers and polyethylene, which had a negative impact on revenues of $45 million. The decline in sales volumes for PET polymers was primarily in Europe and Latin America as Asian imports increased into these regions, recent environmental legislation for recycle content became effective in certain countries in Western Europe, and additional industry capacity came online in Mexico. Sales volumes for PET polymers were also lower in North America, a decline attributed to weaker end-market demand resulting from unseasonable weather conditions. Sales volumes for polyethylene declined due to weak industry demand that began in early second quarter 2003 compared with the second quarter 2002, which was the Company’s strongest sales volume quarter for polyethylene last year.

The increase in external sales revenue for the first six months 2003 compared to the first six months 2002 was mainly due to higher selling prices, primarily for PET polymers and polyethylene, which had a positive impact on revenues of $116 million. Foreign currency exchange rates and a favorable shift in product mix also had a positive impact on revenues of $24 million and $5 million, respectively. These increases were partially offset by decreased sales volumes, primarily for PET polymers, which had a negative impact on revenues of $21 million.

Operating earnings for the second quarter 2003 declined compared to the second quarter 2002 as higher raw material and energy costs and lower sales volumes were partially offset by higher selling prices and cost improvement projects. Operating earnings for the first six months 2003 were positively impacted by the $14 million insurance settlement for the 2002 operational disruptions. Higher raw material and energy costs, particularly for ethylene glycol, propane, and paraxylene, were partially offset by higher selling prices and the effect of efficiency improvements. Operating earnings for the second quarter and the first six months 2002 were negatively impacted by operational problems in Europe.

For the second half of 2003, the Company expects continued profitability from its PET polymers products as the Company maintains its focus on lowering costs and growing along with overall market growth.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

	Second Quarter			First Six Months

(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$166	$172	(4)%	$312	$321	(3)%
Volume effect			2%			(4)%
Price effect			2%			1%
Product mix effect			(11)%			(3)%
Exchange rate effect			3%			3%

Interdivisional sales	19	17	16%	40	38	6%

Operating earnings	36	41	(12)%	61	73	(16)%

Asset impairments and restructuring charges, net	—	—		—	—

The decrease in external sales revenue for the second quarter 2003 compared to the second quarter 2002 was due to an unfavorable shift in product mix, which had a negative impact on revenues of $19 million. The unfavorable shift in product mix was due to lower sales volumes of higher unit priced products, particularly acetate tow. Foreign currency exchange rates had a positive impact on revenues of $5 million. Higher selling prices and increased sales volumes had a positive impact on revenues of $3 million each. The increase in both selling prices and sales volumes was primarily for acetyl chemical products.

The decrease in external sales revenue for the first six months 2003 compared to the first six months 2002 was due to lower sales volumes, particularly for acetate tow, and an unfavorable shift in product mix. The decline in sales volumes and the unfavorable shift in product mix had a negative impact on revenues of $12 million and $10 million, respectively. The unfavorable shift in product mix was due to decreased sales volumes of higher unit priced products, particularly acetate tow. Foreign currency exchange rates and higher selling prices had a positive impact on revenues of $10 million and $3 million, respectively.

The decline in operating earnings for the second quarter and the first six months 2003 compared to the second quarter and the first six months 2002 was mainly due to lower sales volumes of acetate tow, primarily to China. Acetate tow sales to China were particularly strong in the first half of 2002 due to the timing of customer buying patterns. Lower sales volumes for acetyl chemicals also had a negative impact on operating earnings for the first six months 2003.

The Company expects sales of acetate tow to China to increase in the second half of 2003. However, due to a few unsuccessful spot bids and a trend toward lower cigarette production in North America for both the domestic and export markets, the Company expects 2003 operating earnings for the Fibers segment to be about 5% lower than 2002 operating earnings.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment

	Second Quarter			First Six Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$16	$2	>100%	$29	$4	>100%

Interdivisional sales	94	78	20%	192	147	31%

Operating loss	(16)	(18)	12%	(39)	(33)	(18)%

The increase in external sales revenue for the second quarter and the first six months 2003 compared to the second quarter and the first six months 2002 was primarily due to the continued implementation of customer contracts by Cendian and the implementation of gasification services contracts. The increase in interdivisional sales revenue for the second quarter and the first six months 2003 compared to the second quarter and the first six months 2002 was primarily due to geographic expansion of the logistics services provided by Cendian to Eastman Division and Voridian Division.

Operating results for the Developing Businesses segment improved by $2 million in the second quarter 2003 compared with the second quarter 2002 primarily due to increased revenues, including those related to gasification services contracts, that more than offset higher costs associated with efforts to increase external sales revenues.

The operating loss for the Developing Businesses segment increased by $6 million in the first six months 2003 compared to the first six months 2002, primarily due to Cendian’s up-front costs to implement new customers and to support anticipated growth. The Company expects external sales revenue and operating results in the Developing Businesses segment to improve in the second half of 2003 when compared to the first six months of 2003, primarily based on contracts currently signed and implementation plans in place for Cendian’s growing customer base.

The Company expects to continue to invest between 1% and 11/2% of sales revenue in new, growth-oriented business opportunities in the Developing Businesses segment.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Second Quarter					Product	Exchange
				Volume	Price	Mix	Rate
(Dollars in millions)	2003	2002	Change	Effect	Effect	Effect	Effect

United States and Canada	$849	$794	7%	(5)%	11%	1%	0%
Europe, Middle East, and Africa	355	314	13%	(7)%	0%	1%	19%
Asia Pacific	162	167	(2)%	(6)%	5%	(2)%	1%
Latin America	115	120	(4)%	(20)%	17%	0%	(1)%

	$1,481	$1,395

Second quarter 2003 sales revenue in the United States and Canada increased $55 million compared to the second quarter 2002 primarily due to higher selling prices, particularly in the Polymers segment, which had a positive impact on revenues of $84 million. Decreased sales volumes, primarily in the CASPI segment, had a negative impact on sales revenue of $42 million.

The increase in sales revenue in Europe, Middle East, and Africa for the second quarter 2003 compared to the second quarter 2002 was primarily due to foreign currency exchange rates, which had a positive impact on revenues of $60 million, primarily due to the strengthening of the euro. Decreased sales volumes, particularly for PET polymers and inks, had a negative impact on revenues of $22 million.

The decrease in sales revenue in the Asia Pacific region in the second quarter 2003 compared to the second quarter 2002 was primarily due to decreased sales volumes, particularly for acetate tow, which had a negative impact on revenues of $9 million. An unfavorable shift in product mix also had a negative impact on revenues of $4 million. Higher selling prices, particularly for the PCI segment, had a positive impact on revenues of $8 million.

Second quarter 2003 sales revenue in Latin America decreased $5 million compared to the second quarter 2002 primarily due to lower sales volumes which were partially offset by higher selling prices. The decrease in sales volumes, particularly in the Polymers segment, had a negative impact on revenues of $24 million. The increase in selling prices, particularly for the Polymers segment, had a positive impact on revenues of $20 million.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months					Product	Exchange
				Volume	Price	Mix	Rate
(Dollars in millions)	2003	2002	Change	Effect	Effect	Effect	Effect

United States and Canada	$1,673	$1,515	10%	0%	8%	2%	0%
Europe, Middle East, and Africa	697	586	19%	(2)%	0%	2%	19%
Asia Pacific	321	303	6%	1%	5%	(1)%	1%
Latin America	231	227	2%	(13)%	19%	2%	(6)%

	$2,922	$2,631

The increase in sales revenue in the United States and Canada for the first six months 2003 compared to the first six months 2002 was primarily due to increased selling prices, particularly for the Polymers segment, which had a positive impact on revenues of $121 million. A favorable shift in product mix also had a positive impact on revenues of $39 million.

First six months 2003 sales revenue in Europe, Middle East, and Africa increased $111 million compared to the first six months 2002 primarily due to foreign currency exchange rates which had a positive impact on revenues of $114 million, primarily due to the strengthening of the euro. Decreased sales volumes had a negative impact on revenues of $9 million.

First six months 2003 sales revenue in the Asia Pacific region increased $18 million compared to the first six months 2002 primarily due to higher selling prices, particularly for Eastman Division segments, which had a positive impact on revenues of $16 million.

First six months 2003 sales revenue in Latin America increased $4 million compared to the first six months 2002 primarily due to higher selling prices, particularly for the Polymers segment, which had a positive impact on revenues of $42 million. A favorable shift in product mix also had a positive impact on revenues of $6 million. A decline in sales volumes and foreign currency exchange rates had a negative impact on revenues of $30 million and $14 million, respectively. The decline in sales volumes was primarily attributable to the Polymers segment.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. See Note 10 to the Company’s unaudited consolidated financial statements for additional information.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

	First Six Months
(Dollars in millions)	2003	2002

Net cash provided by (used in):
Operating activities	$(95)	$333
Investing activities	(62)	(112)
Financing activities	149	(213)

Net change in cash and cash equivalents	$(8)	$8

Cash and cash equivalents at end of period	$69	$74

Cash Flows

Cash used in operating activities in the first six months 2003 reflected a $208 million net increase in receivables, inventory and trade payables (“Net Working Capital”) and a significant decrease in liabilities for employee benefits and incentive pay which included a contribution of $140 million to the Company’s U.S. defined benefit pension plans. The Net Working Capital increase included an increase in accounts receivable of $146 million, which was primarily due to higher sales revenue.

Cash used in investing activities decreased from the first six months 2002 due to proceeds from the sale of assets of $28 million and the return of a deposit on equipment obtained with lease financing in 2003 of approximately $15 million, included as part of other items, net.

Cash provided by financing activities increased from the cash used in the first six months 2002 due to proceeds from long-term borrowings used to fund operating activities in the first six months 2003.

Typically, cash flow from operations in the first half of the year is lower than the second half due to annual contributions to certain employee benefit plans, funding of annual incentive compensation, and an increase in Net Working Capital to meet the seasonal requirements of customers. The Company expects cash flows from operations to increase for the second half of 2003 and expects Net Debt at the end of 2003 will be similar to Net Debt at year-end 2002.

Liquidity

Eastman has access to a $600 million revolving credit facility (the “Credit Facility”) expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman’s credit rating. The rate for such fees was 0.15% as of June 30, 2003 and December 31, 2002. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At June 30, 2003, the Company’s commercial paper borrowings were $107 million at an effective interest rate of 1.24%. At December 31, 2002, the Company’s commercial paper borrowings were $143 million at an effective interest rate of 1.66%.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has an effective registration statement on file with the Securities and Exchange Commission to issue up to $1 billion of debt or equity securities. On April 3, 2002, Eastman issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Net proceeds from the sale of the notes were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings. On June 16, 2003, the Company issued notes in the principal amount of $250 million due 2008 and bearing interest at 3 1/4% per annum. Proceeds from the sale of the notes, net of $2 million in transaction fees, were $248 million and were used to repay portions of commercial paper borrowings.

The Company has $500 million of 6 3/8% coupon debt maturing January 15, 2004, which is reflected in borrowings due within one year in the Unaudited Consolidated Statement of Financial Position at June 30, 2003. The Company intends to refinance this debt prior to maturity with a combination of cash generated from business activities and the proceeds of new long-term borrowings.

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rates of the notes due in January 2004 to variable rates. These original interest rate swaps were settled during the fourth quarter 2002 resulting in $13 million cash proceeds being received by the Company. The gain resulting from the settlement of the swaps is reflected as an increase in the current portion of long-term debt and will be amortized into earnings as a reduction of interest expense through the maturity of the notes in January 2004. In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rates on the notes due in 2004 to variable rates that averaged 3.33% at June 30, 2003 and 4.07% at December 31, 2002. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $5 million in other current assets and the current portion of long-term borrowings at June 30, 2003.

The Company contributed $50 million and $140 million to its U.S. defined benefit pension plans during the second quarter 2003 and the first six months 2003, respectively. The Company expects to fund its U.S. defined benefit pension plans by a total of approximately $238 million during 2003 and that additional funding of $0 to $40 million may be required in 2004, although the amount of such additional funding will be dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors.

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other postemployment benefit obligations are established each December 31. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equities markets. The assumed discount rate is based upon an index of high-quality, long-term corporate borrowing rates. The following table illustrates the sensitivity to a change in the expected return on assets and assumed discount rate for U.S. pension plans and other postretirement welfare plans:

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

		Impact on	Impact on
	Impact on	December 31, 2002 Projected	December 31, 2002 Benefit
Change in	2003 Pre-tax	Benefit Obligation for U.S.	Obligation for Other U.S.
Assumption	Pension Expense	Pension Plans	Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$43 Million	+$35 Million

25 basis point increase in discount rate	-$5 Million	-$41 Million	-$34 Million

25 basis point decrease in expected return on assets	+$2 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$2 Million	No Impact	N/A

The Company does not anticipate that a change in postemployment obligations caused by a change in the assumed discount rate will impact the benefits expense recognized or cash contributions made to the pension plans during 2003. However, an after-tax charge or credit will be recorded directly to other comprehensive income, a component of stockholders’ equity, as of December 31, 2003 for the impact on the pension’s projected benefit obligation of the change in interest rates, if any. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement and attrition rates of employees, and other factors.

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

Capital Expenditures

Capital expenditures were $100 million and $96 million for the first six months 2003 and 2002, respectively. The Company continues its emphasis on cash flow management and, for 2003, expects that capital spending and other directed investments for small acquisitions and other ventures will be between $260 million and $300 million. Long-term commitments related to planned capital expenditures are not material.

Other Commitments

At June 30, 2003, the Company’s obligations related to notes and debentures totaled $2.2 billion to be paid over a period of 24 years, including $500 million maturing within one year. Other borrowings, related primarily to commercial paper borrowings, totaled approximately $114 million.

The Company had various purchase obligations at June 30, 2003 totaling approximately $1.5 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $232 million over a period of several years. Of the total lease commitments, approximately 40% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 34% relate to real property, including office space, storage facilities and land; and approximately 26% relate to railcars. The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For

		Commercial
		Paper and
	Notes and	Other	Purchase	Operating
Period	Debentures	Borrowings	Obligations	Leases	Total

2003	$—	$—	$108	$25	$133
2004	500	—	202	36	738
2005	—	114	202	29	345
2006	—	—	198	27	225
2007	—	—	195	22	217
2008-2012	650	—	448	57	1,155
Beyond 2012	1,000	—	151	36	1,187

Total	$2,150	$114	$1,504	$232	$4,000

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at June 30, 2003 totaled approximately $81 million.

As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at June 30, 2003 and December 31, 2002. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during the first six months 2003. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, has been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Dividends

The Company declared cash dividends of $0.44 per share in the second quarters 2003 and 2002 and $0.88 per share in the first six months 2003 and 2002.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities (“VIE’s”) created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIE’s in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is currently evaluating the effect FIN 46 will have on its consolidated financial position, liquidity, and results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment qualifies as a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The adoption of this Statement is not expected to have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires certain financial instruments, which under previous guidance were accounted for as equity, be classified as liabilities or assets in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. As the Company currently has none of these instruments, the adoption of this Statement is not expected to have a material impact on the Company’s financial position, liquidity, or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 01-08, “Determining Whether an Arrangement Contains a Lease.” EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS No. 13, “Accounting for Leases.” The provisions of EITF Issue No. 01-08 will apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. The Company is currently evaluating the effect EITF Issue No. 01-08 will have on its consolidated financial position, liquidity, and results of operations.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2003, the Company expects:

•	higher raw material and energy costs on a year over year basis that will negatively impact operating results for the Company, which the Company expects to offset in part through price increases for certain of its products and through various cost control measures;

•	to fund its U.S. defined benefit pension plans by a total of approximately $238 million in 2003 and that additional funding of $0 to $40 million may be required in 2004, although the amount of such additional contribution will be dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors;

•	pension and other postemployment benefit expenses in 2003 to increase over 2002 due primarily to lower interest rates and unfavorable market performance for plan assets;

•	lower depreciation expense in 2003 as compared with 2002 will mitigate the impact on earnings of expected pension and other postemployment benefit cost increases;

•	to continue to invest between 1% and 11/2% of sales revenue in new, growth-oriented business opportunities in the Developing Businesses segment;

•	to recognize increasing selling and general administrative expenses related to Cendian year over year as it adds capacity while continuing to add new customers and revenues;

•	combined costs related to selling and general administrative expenses and research and development expenses to be at or below 11% of sales revenue;

•	the changes in vacation policy implemented during the first quarter 2003 to favorably impact results for the remainder of the year only;

•	to continue to evaluate the allegations and claims made in recent asbestos-related lawsuits and its insurance coverages, and that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods;

•	to refinance debt maturing January 15, 2004 prior to maturity with a combination of cash generated from business activities and the proceeds of new long-term borrowings, and that Net Debt at the end of 2003 will be similar to Net Debt at year-end 2002;

•	priorities for use of available cash from operations will be to pay the quarterly cash dividend and reduce outstanding borrowings;

•	capital spending for the second half of 2003 to increase over the first half, while overall capital spending and other directed investments for small acquisitions and other ventures in 2003 to be between $260 million and $300 million;

•	tax benefits from the extraterritorial income exclusion to continue at least through the remainder of the year and that its annual effective tax rate will be between 30% and 33% for full-year 2003;

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	to continue to review its portfolio of products and businesses across the Company, primarily in the Eastman Division, and that some product lines or businesses may be restructured or removed from the Company’s portfolio to improve profitability;

•	during the third quarter 2003 to identify restructuring, divestiture, and consolidation alternatives for certain identified portions of the CASPI segment to improve profitability;

•	continued profitability from its PET polymers products as the Company maintains its focus on lowering costs and growing along with overall market growth;

•	sales of acetate tow to China to increase in the second half of 2003, but expects 2003 operating earnings for the Fibers segment to be about 5% lower than 2002; and

•	external sales revenue and operating results in the Developing Businesses segment to improve in the second half of 2003 primarily based on contracts currently signed and implementation plans in place for Cendian’s growing customer base.

The Company continues to work towards achieving the goal of earning a return over the cost of capital. However, a number of factors have been negatively impacting efforts to achieve this goal. These factors include higher raw material and energy costs, a continued lack of pricing power for some of the Company’s products, and a difficult market environment, particularly for manufacturing.

The Company does not expect to achieve its goal of earning a return over the cost of capital for the full year 2003. However, the Company will continue to work towards this goal on a quarter-by-quarter basis by taking action in a number of areas, including:

•	utilizing its marketing capabilities to recover raw material and energy cost increases and improve margins wherever possible;

•	reviewing its portfolio of products and businesses across the Company and identifying restructuring, divestiture, and consolidation alternatives for certain product lines or businesses;

•	implementing various organizational changes and cost control measures, including a reduction in planned spending for new business development; and

•	using all lines of the income statement to improve profits.

The above expectations of the Company should be read in conjunction with the longer-term expectations provided in its 2002 Annual Report filed on Form 10-K.

See “Forward-Looking Statements and Risk Factors” below.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under “Outlook” and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit rating; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; and asset and product portfolio changes.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the Company’s actual results to differ materially from those in any such forward-looking statements:

•	The Company has manufacturing and marketing operations throughout the world, with approximately 45% of the Company’s revenues attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company’s revenues, expenses and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect revenues, expenses and results and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company’s results of operations and financial condition.

•	The Company has made and may continue to make acquisitions, divestitures and investments, and enter into alliances, as part of its growth strategy. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully completed on a timely and cost-efficient basis or that they will achieve projected operating earnings or cost reduction targets.

•	The Company has made strategic investments in technology, services businesses, and other ventures in order to build certain Eastman capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company’s results of operations.

•	The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company’s earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material and energy costs, or have a negative impact on demand and volume.

•	The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which the Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

•	While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors.

•	The Company’s competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company’s products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company’s products.

•	The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company’s financial condition and results of operations until such business is replaced and no assurances can be made that we would be able to regain or replace any lost customers.

•	Limitation of the Company’s available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on revenues, expenses and results of operations and financial condition.

•	The Company’s facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company’s accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher or lower costs.

•	The Company accesses the capital and credit markets on a regular basis, and intends to obtain new borrowings to replace outstanding debt coming due within the next year. Access to these markets and the cost of capital and debt financing is dependent in part upon the Company’s credit rating received from independent credit rating agencies. An adverse change in the Company’s credit rating could affect the renewal of existing credit facilities or the Company’s ability to obtain access to new credit facilities or other debt financing in the future, could adversely affect the terms under which the Company can borrow, and could increase the cost of new borrowings or other debt.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	The Company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under “Outlook” and “Forward-Looking Statements and Risk Factors,” and other forward-looking statements and related disclosures made by the Company in this report and elsewhere from time to time, represents management’s best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of June 30, 2003, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

In addition, six states have sued the Company and other defendants in connection with the sorbates matter seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. One of those six cases has been tentatively settled; defense motions to dismiss are pending in four cases; and one motion to dismiss has been granted. Seven other states have advised the Company that they intend to bring similar actions against the Company and others.

The Company has recognized charges to earnings in 2003 and each of the past four years for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

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

As previously reported, Eastman, like many other companies, has recently experienced an increase in the number of asbestos claims against it. Currently, there are approximately 11,000 claims asserted against the Company in 28 cases that also involve hundreds of other defendants. By far, the majority of these claims are in Mississippi. In the recently filed cases in Mississippi, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the Mississippi plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all of these actions or to settle them on acceptable terms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2003 Annual Meeting of the Stockholders of Eastman Chemical Company was held on May 1, 2003. There were 77,530,471 shares of common stock entitled to be voted, and 65,531,523 shares represented in person or by proxy, at the Annual Meeting.

Three items of business were acted upon by stockholders at the Annual Meeting:

•	the election of three directors to serve in the class for which the term in office expires at the 2006 Annual Meeting of Stockholders and their successors are duly elected and qualified;

•	the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants for the Company for the year ended December 31, 2003; and

•	a stockholder proposal requesting that management study potential health risks from cellulose acetate fibers.

The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld	Abstentions	Broker Non-Votes

Stephen R. Demeritt	64,334,032	1,197,491	-0-	-0-
Robert M. Hernandez	63,978,846	1,552,677	-0-	-0-
David W. Raisbeck	63,933,287	1,598,236	-0-	-0-

Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected. The other directors whose term of office continued after the meeting were Messrs. Arnelle, White, Wood, Campbell, Ferguson and Griffin.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

The results of the voting on the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

62,749,643	2,332,110	449,770	-0-

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.

The results of the voting on the approval of the stockholder proposal to study potential health risks from cellulose acetate fibers were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes

4,425,642	47,375,801	5,464,029	8,266,051

Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the stockholder proposal was not approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 53.

(b)	On April 24, 2003, the Company furnished under Item 9 (pursuant to Release No. 33-8216) of Form 8-K the text of its publicly released financial results for the first quarter of 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: August 12, 2003	By:	/s/ James P. Rogers

James P. Rogers
Senior Vice President and
Chief Financial Officer

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended December 5, 2002 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.01	Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the “March 31, 2001 10-Q”))

4.02	Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and American Stock Transfer, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company’s Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)

4.03	Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the “Indenture”) (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s current report on Form 8-K dated January 10, 1994 (the “8-K”))

4.04	Form of 6 3/8% Notes due January 15, 2004 (incorporated herein by reference to Exhibit 4(c) to the 8-K)

4.05	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)

4.06	Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company’s Current Report on Form 8-K dated June 8, 1994 (the “June
8-K”))

4.07	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

4.08	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 10-K”))

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Exhibit		Sequential
Number	Description	Page Number

4.09	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.10	Officer’s Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

4.11	$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

4.12	Credit Agreement, dated as of July 13, 2000 (the “Credit Agreement”) among Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.13	Form of 3 1/4% Notes due June 16, 2008	55-58

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	59

31.01	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2003	60

31.02	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by James P. Rogers, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2003	61

32.01	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2003	62

32.02	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by James P. Rogers, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2003	63

99.01	Operating Segment Information, External Sales Revenue Change, Volume Effect, Price Effect and Interdivisional Effect	64-65