Form 10-Q
period 2003-09-30
EASTMAN CHEMICAL CO
filed 2003-11-13
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to ___________________
Commission File Number: 1-12626
EASTMAN CHEMICAL COMPANY (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	62-1539359 (I.R.S. Employer Identification No.)
100 N. Eastman Road, Kingsport, Tennessee (Address of principal executive offices)	37660 (Zip Code)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	Number of Shares Outstanding at September 30, 2003 77,366,746

PAGE 1 OF 58 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 57

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

1.	Financial Statements
	Unaudited Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), and Retained Earnings	3
	Consolidated Statements of Financial Position	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6-24
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-52
4.	Controls and Procedures	53

PART II. OTHER INFORMATION

1.	Legal Proceedings	54-55
5.	Other Events	55
6.	Exhibits and Reports on Form 8-K	55

SIGNATURES

Signatures	56

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS), COMPREHENSIVE
INCOME (LOSS), AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2003	2002	2003	2002

Sales	$1,444	$1,374	$4,366	$4,005
Cost of sales	1,244	1,172	3,741	3,369

Gross profit	200	202	625	636

Selling and general administrative expenses	100	100	308	300
Research and development expenses	44	42	129	118
Asset impairments and restructuring charges, net	462	(1)	480	(1)
Goodwill impairment	34	--	34	--
Other operating income	--	--	(20)	--

Operating earnings (loss)	(440)	61	(306)	219

Interest expense, net	30	30	92	91
Other (income) charges, net	1	3	(5)	7

Earnings (loss) before income taxes and cumulative effect of changes in accounting principles	(471)	28	(393)	121
Provision (benefit) for income taxes	(135)	4	(110)	29

Earnings (loss) before cumulative effect of changes in accounting principles	(336)	24	(283)	92
Cumulative effect of changes in accounting principles, net	--	--	3	(18)

Net earnings (loss)	$(336)	$24	$(280)	$74

Earnings (loss) per share
Basic
Before cumulative effect of changes in accounting
principles	$(4.35)	$0.31	$(3.66)	$1.19
Cumulative effect of changes in accounting principles, net	--	--	0.04	(0.23)

Net earnings (loss) per share	$(4.35)	$0.31	$(3.62)	$0.96

Diluted
Before cumulative effect of changes in accounting
principles	$(4.35)	$0.31	$(3.66)	$1.19
Cumulative effect of changes in accounting principles, net	--	--	0.04	(0.23)

Net earnings (loss) per share	$(4.35)	$0.31	$(3.62)	$0.96

Comprehensive Income (Loss)
Net earnings (loss)	$(336)	$24	$(280)	$74
Other comprehensive income (loss)
Change in cumulative translation adjustment	25	--	98	86
Change in unrealized gains (losses) on investments, net of tax	1	(2)	(1)	(2)
Change in unrealized gains (losses) on derivative
instruments, net of tax	4	9	(1)	8

Total other comprehensive income	30	7	96	92

Comprehensive income (loss)	$(306)	$31	$(184)	$166

Retained Earnings
Retained earnings at beginning of period	$1,870	$1,938	$1,882	$1,956
Net earnings (loss)	(336)	24	(280)	74
Cash dividends declared	(34)	(34)	(102)	(102)

Retained earnings at end of period	$1,500	$1,928	$1,500	$1,928

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2003	2002

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$53	$77
Trade receivables, net of allowance of $29 and $32	608	532
Miscellaneous receivables	78	127
Inventories	709	713
Other current assets	66	80

Total current assets	1,514	1,529

Properties
Properties and equipment at cost	9,806	9,660
Less: Accumulated depreciation	6,393	5,907

Net properties	3,413	3,753

Goodwill	314	344
Other intangibles, net of accumulated amortization of $235 and $51	45	229
Other noncurrent assets	416	418

Total assets	$5,702	$6,273

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$916	$1,221
Borrowings due within one year	506	3

Total current liabilities	1,422	1,224

Long-term borrowings	1,703	2,054
Deferred income tax liabilities	316	484
Postemployment obligations	1,138	1,109
Other long-term liabilities	135	131

Total liabilities	4,714	5,002

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 85,155,567 and 85,135,117)	1	1
Additional paid-in capital	122	119
Retained earnings	1,500	1,882
Accumulated other comprehensive loss	(199)	(295)

	1,424	1,707
Less: Treasury stock at cost (7,933,646 shares)	436	436

Total stockholders’ equity	988	1,271

Total liabilities and stockholders’ equity	$5,702	$6,273

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2003	2002

Cash flows from operating activities
Net earnings (loss)	$(280)	$74

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	280	297
Cumulative effect of changes in accounting principles, net	(3)	18
Asset impairments	497	--
Gains on sale of assets	(20)	--
Provision (benefit) for deferred income taxes	(151)	70
Changes in operating assets and liabilities, net of effect of acquisitions:
Increase in receivables	(25)	(18)
(Increase) decrease in inventories	6	(30)
Increase (decrease) in trade payables	(41)	41
Increase (decrease) in liabilities for employee benefits and incentive pay	(217)	53
Other items, net	--	36

Net cash provided by operating activities	46	541

Cash flows from investing activities
Additions to properties and equipment	(159)	(162)
Proceeds from sale of assets	28	7
Acquisitions, net of cash acquired	--	(6)
Additions to capitalized software	(11)	(13)
Other items, net	16	(14)

Net cash used in investing activities	(126)	(188)

Cash flows from financing activities
Net decrease in commercial paper and other short-term borrowings	(88)	(615)
Proceeds from long-term borrowings	248	394
Repayment of borrowings	(5)	(8)
Dividends paid to stockholders	(102)	(102)
Other items	3	--

Net cash provided by (used in) financing activities	56	(331)

Net change in cash and cash equivalents	(24)	22

Cash and cash equivalents at beginning of period	77	66

Cash and cash equivalents at end of period	$53	$88

The accompanying notes are an integral part of these financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2002 Annual Report on Form 10-K and should be read in conjunction with the audited consolidated financial statements appearing in the Form 10-K. In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

Effective January 1, 2003, the Company’s method of accounting for environmental closure and post closure costs changed as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Upon the initial adoption of SFAS No. 143, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. See Note 12 to the Company’s unaudited consolidated financial statements for information regarding the impact to the Company of the adoption of SFAS No. 143.

Also effective January 1, 2003, the Company’s method of accounting for initial recognition and measurement of guarantees changed as a result of the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45") "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation expands on the accounting guidance of FASB Statements No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded. Under the provisions of FIN 45, at the time a guarantee is issued, the Company will recognize a liability for the fair value or market value of the obligation it assumes. The adoption of FIN 45 did not have a material impact on the Company’s financial position, liquidity or results of operations. See Note 16 to the Company’s unaudited consolidated financial statements for additional information regarding the Company’s guarantees.

Effective July 1, 2003, the Company’s method of accounting for arrangements containing a lease changed as a result of the adoption of Emerging Issues Task Force ("EITF") Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting for Leases." The provisions of EITF Issue No. 01-08 apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. The adoption of EITF Issue No. 01-08 did not have a material impact on the Company’s financial position, liquidity or results of operations.
The Company has reclassified certain 2002 amounts to conform to the 2003 presentation.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2. STOCK OPTIONS

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Eastman continues to apply intrinsic value accounting for its employee stock options. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Eastman has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment of FASB Statement No. 123. The Company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards of Eastman’s employee stock options are disclosed below.

If the Company had elected to recognize compensation expense based upon the fair value at the grant dates of these awards, the Company's net earnings and earnings per share would have been reduced as follows:

		Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)		2003	2002	2003	2002

	Net earnings, as reported	$(336)	$24	$(280)	$74

	Add: Stock-based employee compensation
	expense included in net earnings, as reported	--	--	--	--

	Deduct: Total additional stock-based employee
	compensation cost, net of tax, that would
	have been included in net earnings under
	fair value method	2	3	8	9

	Pro forma net earnings	$(338)	$21	$(288)	$65

Basic earnings per share	As reported	$ (4.35)	$ 0.31	$ (3.62)	$ 0.96
	Pro forma	$ (4.39)	$ 0.27	$ (3.74)	$ 0.85

Diluted earnings per share	As reported	$ (4.35)	$ 0.31	$ (3.62)	$ 0.96
	Pro forma	$ (4.39)	$ 0.27	$ (3.74)	$ 0.85

3.  INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2003	2002

At average cost (which approximates FIFO)
Finished goods	$588	$582
Work in process	176	175
Raw materials and supplies	224	229

Total inventories	988	986
Reduction to LIFO value	(279)	(273)

Total inventories at LIFO value	$709	$713

Inventories valued on the LIFO method were approximately 70% of total inventories at each period end.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, amortization of goodwill and indefinite-lived intangible assets is prohibited. Also, SFAS No. 142 established two broad categories of intangible assets: definite-lived intangible assets which are subject to amortization and indefinite-lived intangible assets which are not subject to amortization. For additional information on the impact to the Company of the adoption of SFAS No. 142, see Note 12 to the Company’s unaudited consolidated financial statements.

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented can be attributed to impairments and accumulated amortization.

	As of September 30, 2003		As of December 31, 2002
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets
Developed technology	$124	$12	$124	$96
Customer lists	62	9	62	48
Other	18	2	18	15

Total	$204	23	$204	159

Indefinite-lived intangible assets
Trademarks		22		70

Total other intangible assets		$45		$229

Changes in the carrying amount of goodwill follow:
(Dollars in millions)	CASPI Segment	Other Segments	Total

Reported goodwill balance at December 31, 2002	$333	$11	$344
Impairment of goodwill	(34)	--	(34)
Adjustments and foreign currency translation effect	4	--	4

Reported goodwill balance at September 30, 2003	$303	$11	$314

Amortization expense for definite-lived intangible assets was approximately $1 million and $4 million for the third quarters 2003 and 2002, respectively. Amortization expense for definite-lived intangible assets was approximately $9 million and $11 million for the first nine months 2003 and 2002, respectively. Estimated amortization expense for each of the five succeeding years is expected to be approximately $3 million per year.

Additional information regarding the impairment of intangibles and goodwill is available in Note 8 to the Company’s unaudited consolidated financial statements.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2003	2002

Trade creditors	$429	$470
Accrued payrolls, vacation, and variable-incentive compensation	127	195
Accrued taxes	111	71
Interest payable	36	48
Current portion of U.S. defined benefit pension plan liabilities	--	220
Bank overdrafts	35	39
Other	178	178

Total	$916	$1,221

The current portion of U.S. defined benefit pension plan liabilities is an estimate of the Company’s anticipated funding within one year.

6. BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2003	2002

Borrowings consisted of:
6 3/8% notes due 2004	$505	$513
3 1/4% notes due 2008	250	--
7% notes due 2012	399	397
7 1/4% debentures due 2024	496	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper borrowings	55	143
Other	7	11

Total borrowings	2,209	2,057
Borrowings due within one year	(506)	(3)

Long-term borrowings	$1,703	$2,054

Eastman has access to a $600 million revolving credit facility (the "Credit Facility") expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of September 30, 2003 and December 31, 2002. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At September 30, 2003, the Company’s commercial paper borrowings were $55 million at an effective interest rate of 1.18%. At December 31, 2002, the Company's commercial paper borrowings were $143 million at an effective interest rate of 1.66%.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

See Note 18 to the Company’s unaudited consolidated financial statements for further information regarding debt issued on November 12, 2003.

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rate of the notes due in 2004 to a variable rate.  These original interest rate swaps were settled during the fourth quarter 2002, resulting in $13 million cash proceeds being received by the Company.  The gain resulting from the settlement of the swaps is reflected as an increase in the current portion of long-term borrowings and will be amortized into earnings as a reduction to interest expense through the maturity of the notes in January 2004.  In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rate on the notes due in 2004 to variable rates that averaged 3.37% at September 30, 2003 and 4.07% at December 31, 2002.  In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of a portion of the notes due in 2012 to variable rates such that the average rate was 6.54% at September 30, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $4 million in other current assets and the current portion of long-term borrowings at September 30, 2003.

7. EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2003	2002	2003	2002

Shares used for earnings per share calculation:
Basic	77.2	77.1	77.1	77.0
Diluted	77.2	77.2	77.1	77.2

As a result of the net loss reported for the third quarter and first nine months 2003, common shares underlying options to purchase 10,345,607 shares of common stock at a range of prices from $29.90 to $73.94 have been excluded from the calculation of diluted earnings (loss) per share. Certain shares underlying options to purchase 7,087,254 and 6,970,729 shares of common stock at a range of prices from $40.10 to $73.94 during the third quarter and the first nine months 2002 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods.

Additionally, 200,000 shares underlying an option issued to the former Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations for the third quarter and the first nine months 2002 because the stock price conditions to exercise had not been met as to any of the shares as of September 30, 2002. The entire option was cancelled and forfeited on September 16, 2002, as none of the price vesting conditions had been met.

The Company declared cash dividends of $0.44 per share in the third quarters 2003 and 2002 and $1.32 per share in the first nine months 2003 and 2002.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.  IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

During the third quarter 2003, the Company recognized pre-tax impairments and restructuring charges of $496 million, consisting of $482 million in non-cash impairment charges, and severance charges of $14 million. For the first nine months 2003, pre-tax impairments and restructuring charges totaled $514 million, with non-cash impairment charges and severance charges totaling $497 million and $17 million, respectively. The following table summarizes the 2003 and 2002 charges:

	Third Quarter		First Nine Months
(Dollars in millions)	2003	2002	2003	2002

Eastman Division segments:
CASPI segment:
Fixed asset impairments	$194	$--	$194	$--
Intangible asset impairments	175	--	175	--
Goodwill impairments	34	--	34	--
Severance costs	8	--	11	--
Site closure costs	--	(1)	--	(1)

Total – CASPI segment	411	(1)	414	(1)

PCI segment:
Fixed asset impairments	79	--	94	--
Severance costs	4	--	4	--

Total – PCI segment	83	--	98	--

SP segment:
Severance costs	1	--	1	--

Total – SP segment	1	--	1	--

Total Eastman Division	495	(1)	513	(1)

Voridian Division segments:
Polymers segment
Severance costs	1	--	1	--

Total – Polymers segment	1	--	1	--

Total Voridian Division	1	--	1	--

Total Eastman Chemical Company	$496	$(1)	$514	$(1)

Total goodwill impairment	34	--	34	--
Total asset impairments and restructuring charges	462	(1)	480	(1)

Total Eastman Chemical Company	$496	$(1)	$514	$(1)

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") Segment

In the third quarter 2003, the Company reorganized the operating structure within its CASPI segment and changed the segment’s business strategy in response to the financial performance of certain underlying product lines. Those product lines include: acrylate ester monomers; composites (unsaturated polyester resins); inks and graphic arts raw materials; liquid resins; powder resins; and textile chemicals. Prior to the third quarter 2003, management was pursuing growth strategies aimed at significantly improving the financial performance of these product lines. However, due to the continued operating losses and deteriorating market conditions, management decided to pursue alternative strategies including restructuring, divestiture, and consolidation. This change affected both the manner in which certain assets are used and the financial outlook for these product lines, thus triggering the impairments and certain restructuring charges.

The third quarter 2003 fixed asset impairments charges of $194 million primarily relate to assets associated with the above mentioned product lines, and primarily impact manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. ("Lawter"), McWhorter Technologies, Inc ("McWhorter"), and Chemicke Zavody Sokolov ("Sokolov") acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter 2003 intangible asset impairments charges relate to definite-lived intangible assets of approximately $128 million and indefinite-lived intangibles of approximately $47 million. The definite-lived intangibles relate primarily to developed technology and customer lists, and the indefinite-lived intangibles primarily relate to trademarks. These intangible assets were primarily associated with the acquisitions of Lawter and McWhorter. As the undiscounted future cash flows could not support the carrying value of the definite-lived intangible assets, these assets were written down to fair value, as established primarily by appraisal. Indefinite-lived intangible assets were written down to fair value, as established by appraisal.

Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company defined reporting units as one level below the operating segment level and considered the criteria set forth in SFAS No. 142 in aggregating the reporting units. This resulted in the CASPI segment being deemed a single reporting unit. In the third quarter 2003, the reorganization of the operating structure within the CASPI segment resulted in new reporting units one level below the operating segment. Due to the change in strategy and lack of similar economic characteristics, these reporting units did not meet the criteria necessary for aggregation. As a result, the goodwill associated with the CASPI segment was reassigned to the new reporting units based upon relative fair values. The reporting unit that contained the above-mentioned product lines was assigned $34 million of goodwill out of the total CASPI segment goodwill of $333 million. Because the Company determined that this reporting unit could no longer support the carrying value of its assigned goodwill, the full amount of that goodwill was impaired. The fair value of the other reporting unit within CASPI was sufficient to support the carrying value of the remainder of the goodwill.

The third quarter 2003 severance costs of $8 million are discussed in further detail below.

In the first six months 2003, total asset impairments and restructuring charges of approximately $3 million were recognized. These charges primarily relate to employee severance costs and changes in estimates for previously accrued amounts.

In third quarter 2002, earnings were positively impacted by $1 million as a result of a favorable change in the estimate related to previously recognized restructuring costs in the CASPI segment.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Chemicals and Intermediates ("PCI") Segment

The PCI segment’s charges of $79 million relate to the impairment of fixed assets used in certain commodity and specialty organic chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. Within the commodity product lines, the fixed asset impairments charge relates to assets at the Sokolov, Czech Republic facility. Within the specialty organic chemicals product lines, the fixed asset impairments charge relates to assets located at the Kingsport, Tennessee facility. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter 2003 severance costs of $4 million are discussed in further detail below.

In the second quarter 2003, the Company recorded an asset impairments charge of approximately $15 million related to the impairment of certain fixed assets used in the PCI segment’s fine chemicals product lines that are located in Llangefni, Wales. In response to industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. As the undiscounted future cash flows could not support the carrying value of the asset, the fixed assets were written down to fair value, as established primarily by discounted future cash flows of the impacted assets.

Severance charges

In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions are the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment.

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the noncash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2002	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2002

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	10	2	--	(10)	2
Site closure costs	13	3	--	(9)	7

Total	$23	$7	$(2)	$(19)	$9

	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at September 30,2003

Noncash charges	$--	$497	$(497)	$--	$--
Severance costs	2	17	--	(3)	16
Site closure costs	7	--	--	(3)	4

Total	$9	$514	$(497)	$(6)	$20

Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.  ACQUISITIONS

Ariel Research Corporation

In January 2002, Eastman acquired Ariel Research Corporation ("Ariel") for approximately $8 million, including $6 million cash paid at closing and a $2 million promissory note paid in January 2003. Ariel is a provider of worldwide regulatory information, software products and services that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental and dangerous goods compliance.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of Ariel for the period from the acquisition date are included in the accompanying unaudited consolidated financial statements and reported in the Developing Businesses segment. Tangible assets acquired were recorded at their fair values. Definite-lived intangible assets of approximately $7 million are being amortized on a straight-line basis over 3 to 10 years. Assuming this transaction had been made at January 1, 2002, the consolidated pro forma results for the first nine months 2002 would not have been materially different from reported results.

10. DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. Financial instruments held as part of each hedging program are more fully described in Note 8 "Fair Value of Financial Instruments" to the Company’s audited consolidated financial statements contained in the 2002 Annual Report on Form 10-K.

At September 30, 2003, mark-to-market losses from currency, raw material and energy and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $2 million. If realized, approximately $1 million of this balance will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings for all periods presented.

11. OTHER OPERATING INCOME AND OTHER (INCOME) CHARGES, NET

	Third Quarter		First Nine Months
(Dollars in millions)	2003	2002	2003	2002

Other operating income	$--	$--	$(20)	$--

Other income	$(4)	$(4)	$(20)	$(7)
Other charges	5	7	15	14

Other (income) charges, net	$1	$3	$(5)	$7

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Operating Income

Other operating income includes gains and losses on sales of assets that are not a component of an entity. Other operating income for the first nine months 2003 reflected a gain of $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

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

Other charges for the third quarter and the first nine months 2002 included the write-down to fair value of certain technology business venture investments. Results for the first nine months 2002 also reflected a loss of $12 million due to remeasurement of an Argentine peso-denominated tax receivable.

12.  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX

SFAS No. 143

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company recorded asset retirement obligations primarily related to closure and post-closure environmental liabilities associated with certain property, plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million during the first quarter 2003.

If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations on that date would have been $27 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2002, the impact on "Earnings before cumulative effect of changes in accounting principle" in 2002 would have been immaterial.

SFAS No. 142

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment; require reporting units to be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter of 2002 to reflect lower than previously expected cash flows from certain related products. This charge is reported in the Unaudited Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), and Retained Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

In the third quarter 2003, the Company impaired certain goodwill and indefinite-lived intangible assets in the CASPI segment as discussed in Note 8 above. Additionally, the Company completed its annual impairment review of the remaining goodwill and indefinite-lived intangible assets. No further impairment of goodwill or indefinite-lived intangible assets was required due to this review.

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2001	$(133)	$(116)	$--	$(2)	$(251)
Period change	102	(145)	(2)	1	(44)

Balance at December 31, 2002	(31)	(261)	(2)	(1)	(295)
Period change	98	--	(1)	(1)	96

Balance at September 30, 2003	$67	$(261)	$(3)	$(2)	$(199)

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment's products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol? coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.

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

The Fibers segment manufactures Estron? acetate tow and Estrobond? triacetin plasticizers which are used primarily in cigarette filters; Estron? and Chromspun? acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetyl chemicals.

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian Corporation ("Cendian"), a logistics provider for chemical and plastics companies; Ariel Research Corporation ("Ariel"), a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s gasification services.

The Company’s divisional structure allows it to align costs more directly with the activities and businesses that generate them. Goods and services are transferred between the three divisions at predetermined prices which may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s unaudited consolidated financial statements.

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

	Third Quarter, 2003
(Dollars in millions)	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$400	$--	$400
Performance Chemicals and Intermediates	283	120	403
Specialty Plastics	135	14	149

Total Eastman Division	818	134	952

Voridian Division
Polymers	442	14	456
Fibers	163	20	183

Total Voridian Division	605	34	639

Developing Businesses Division
Developing Businesses	21	104	125

Total Developing Businesses Division	21	104	125

Total Eastman Chemical Company	$1,444	$272	$1,716

	Third Quarter, 2002*
	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$401	$--	$401
Performance Chemicals and Intermediates	281	98	379
Specialty Plastics	141	12	153

Total Eastman Division	823	110	933

Voridian Division
Polymers	382	16	398
Fibers	165	17	182

Total Voridian Division	547	33	580

Developing Businesses Division
Developing Businesses	4	89	93

Total Developing Businesses Division	4	89	93

Total Eastman Chemical Company	$1,374	$232	$1,606

*Sales revenue for 2002 has been reclassified to reflect the Company’s new organizational structure and segments effective in the first quarter 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months, 2003
(Dollars in millions)	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,209	$--	$1,209
Performance Chemicals and Intermediates	909	360	1,269
Specialty Plastics	417	40	457

Total Eastman Division	2,535	400	2,935

Voridian Division
Polymers	1,306	54	1,360
Fibers	475	60	535

Total Voridian Division	1,781	114	1,895

Developing Businesses Division
Developing Businesses	50	296	346

Total Developing Businesses Division	50	296	346

Total Eastman Chemical Company	$4,366	$810	$5,176

	First Nine Months, 2002*
	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,178	$--	$1,178
Performance Chemicals and Intermediates	816	277	1,093
Specialty Plastics	394	36	430

Total Eastman Division	2,388	313	2,701

Voridian Division
Polymers	1,123	39	1,162
Fibers	486	55	541

Total Voridian Division	1,609	94	1,703

Developing Businesses Division
Developing Businesses	8	236	244

Total Developing Businesses Division	8	236	244

Total Eastman Chemical Company	$4,005	$643	$4,648

*Sales revenues for 2002 has been reclassified to reflect the Company’s new organizational structure and segments effective in the first quarter 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter		First Nine Months
(Dollars in millions)	2003	2002 (3)	2003	2002 (3)

Operating Earnings (Loss) by Division and
Segment
Eastman Division
Coatings, Adhesives, Specialty
Polymers, and Inks (1) (2)	$(395)	$22	$(376)	$72
Performance Chemicals and
Intermediates (1) (2)	(83)	11	(77)	12
Specialty Plastics (1) (2)	12	12	53	30

Total Eastman Division	(466)	45	(400)	114

Voridian Division
Polymers (1) (2)	2	(3)	56	49
Fibers	34	36	95	109

Total Voridian Division	36	33	151	158

Developing Businesses Division
Developing Businesses	(13)	(17)	(52)	(50)

Total Developing Businesses Division	(13)	(17)	(52)	(50)

Eliminations	3	--	(5)	(3)

Total Eastman Chemical Company	$(440)	$61	$(306)	$219

(1) Third quarter 2003 operating results for the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment included impairment and restructuring charges of approximately $411 million. Third quarter 2002 operating results for the CASPI segment included a $1 million favorable change in estimate related to previously recorded restructuring reserves. Third quarter 2003 operating results for the Performance Chemicals and Intermediates segment included impairment and restructuring charges of approximately $83 million. Third quarter 2003 operating earnings for the Specialty Plastics segment included restructuring charges of approximately $1 million. Third quarter 2003 operating earnings for the Polymers segment included restructuring charges of approximately $1 million.

(2) First nine months 2003 operating results for the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment included impairment and restructuring charges of approximately $414 million. First nine months 2002 operating results for the CASPI segment included a $1 million favorable change in estimate related to previously recorded restructuring reserves. First nine months 2003 operating results for the Performance Chemicals and Intermediates segment included impairment and restructuring charges of approximately $98 million. First nine months 2003 operating earnings for the Specialty Plastics segment included a gain of $20 million for the sale of the Company’s high-performance crystalline plastics assets and restructuring charges of approximately $1 million. First nine months 2003 operating earnings for the Polymers segment included restructuring charges of approximately $1 million.

(3) Operating earnings (loss) for 2002 have been reclassified to reflect the Company’s new organizational structure and segments effective in the first quarter of 2003.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
(Dollars in millions)	2003	2002

Assets by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,482	$1,978
Performance Chemicals and Intermediates	1,576	1,657
Specialty Plastics	763	795

Total Eastman Division	3,821	4,430

Voridian Division
Polymers	1,275	1,253
Fibers	560	548

Total Voridian Division	1,835	1,801

Developing Businesses Division
Developing Businesses	46	42

Total Developing Businesses Division	46	42

Total Eastman Chemical Company	$5,702	$6,273

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

Sorbates Litigation

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine as a charge against earnings in the third quarter of 1998 and paid the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea in Canada admitted that the same conduct that was the subject of the United States guilty plea had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The Canadian fine has been paid and was recognized as a charge against earnings in the fourth quarter of 1999.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. One of those six cases has been tentatively settled; defense motions to dismiss are pending in three cases; and two motions to dismiss have been granted.  Seven other states have advised the Company that they intend to bring similar actions against the Company and others. A settlement with those states has also tentatively been reached.

The Company has recognized charges to earnings in 2003 and each of the past four years for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

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

As previously reported, Eastman, like many other companies, has recently experienced an increase in the number of asbestos claims against it.  Currently, there are approximately 11,000 claims asserted against the Company in 33 cases that also involve hundreds of other defendants. By far, the majority of these claims are in Mississippi. In the recently filed cases in Mississippi, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman.  Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960's and the early 1970's.  The Company's investigation has found no evidence that any of the Mississippi plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all of these actions or to settle them on acceptable terms.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.  COMMITMENTS

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at September 30, 2003 and at December 31, 2002. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million in the third quarters 2003 and 2002 and approximately $3 million in the first nine months 2003 and 2002. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $253 million and $266 million in the third quarters 2003 and 2002, respectively, and approximately $252 million and $250 million in the first nine months 2003 and 2002, respectively. The portion that continues to be recognized in the Consolidated Statements of Financial Position is domestic trade receivables of $152 million and $93 million at September 30, 2003 and December 31, 2002, respectively.

Guarantees

The Company had the following obligations of equity affiliates and residual value guarantees at September 30, 2003:

(Dollars in millions)

Obligations of equity affiliates	$137
Residual value guarantees	83

Total	$220

Obligations of Equity Affiliates

Eastman has long-term commitments relating to joint ventures and guarantees of up to $137 million of the principal amount of the joint ventures’ third-party borrowings. The Company believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at September 30, 2003 totaled approximately $83 million. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

17.  RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. All companies with variable interests in variable interest entities ("VIE’s") created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a VIE created before February 1, 2003, must apply the provisions of this Interpretation to that entity by the end of the first interim or annual reporting period ending after December 15, 2003. The Company is currently evaluating the effect FIN 46 will have on its consolidated financial position, liquidity, or results of operations for VIE’s created before February 1, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment qualifies as a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments, which under previous guidance were accounted for as equity, be classified as liabilities or assets in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

18.  SUBSEQUENT EVENTS

On November 12, 2003, the Company issued notes in the principal amount of $250 million due 2018 and bearing interest at 6.3% per annum. Proceeds from the sale of the notes, net of approximately $2 million in transaction fees, were $246 million and will be used, along with cash generated from business activities and other borrowings, for the repayment of the Company’s outstanding $500 million 6 3/8% notes due on January 15, 2004.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2002 Annual Report on Form 10-K, and the unaudited consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

The Company’s results of operations as presented in the Company’s unaudited consolidated financial statements of this Form 10-Q are described below:

Earnings (Loss)
	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2003	2002	2003	2002

Operating earnings (loss)	$(440)	$61	$(306)	$219
Net earnings (loss) before cumulative effect of changes in
accounting principles	(336)	24	(283)	92
Net earnings (loss)	(336)	24	(280)	74

Earnings (loss) per share
Basic
Before cumulative effect of changes in accounting
principles	$(4.35)	$0.31	$(3.66)	$1.19
Cumulative effect of changes in accounting principles, net	--	--	0.04	(0.23)

Net earnings (loss) per share	$(4.35)	$0.31	$(3.62)	$0.96

Diluted
Before cumulative effect of changes in accounting
principles	$(4.35)	$0.31	$(3.66)	$1.19
Cumulative effect of changes in accounting principles, net	--	--	0.04	(0.23)

Net earnings (loss) per share	$(4.35)	$0.31	$(3.62)	$0.96

Operating results for the third quarter 2003 declined to a loss of $440 million compared to operating earnings for the third quarter 2002 of $61 million. The decline in operating earnings was primarily attributable to asset impairments and restructuring charges of approximately $496 million and higher raw material and energy costs partially offset by higher selling prices and the continued impact of cost reduction measures. Operating earnings for the third quarter 2003 were positively impacted by approximately $11 million due to the previously reported change in vacation policy.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating results for the first nine months 2003 declined to a loss of $306 million compared with operating earnings for the first nine months 2002 of $219 million. The decline in operating earnings was primarily attributable to asset impairments and restructuring charges of $514 million and higher raw material and energy costs partially offset by higher selling prices and the continued impact of cost reduction measures. Operating results for the first nine months were also positively impacted by:
  a gain of $20 million for the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s Specialty Plastics ("SP") segment;
  a gain of approximately $14 million from the insurance settlement related to the previously disclosed 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities;
  a reduction in costs of approximately $29 million as a result of the previously reported change in vacation policy which was part of cost reduction measures implemented by the Company in the first quarter 2003. The Company expects the change in vacation policy to impact its results for the year 2003 only.
Net earnings for the first nine months 2002 included the write-down to fair value of certain technology business venture investments and a loss of $12 million due to remeasurement of an Argentine peso-denominated tax receivable.

	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2003	2002	Change

Sales	$1,444	$1,374	5%	(1)%	3%	-- %	3%

The increase in sales revenue for the third quarter 2003 compared to the third quarter 2002 was primarily due to higher selling prices and favorable foreign currency exchange rates, particularly for the euro. The increase in selling prices and foreign currency exchange rates had a positive impact on sales revenue of $40 million and $36 million, respectively.

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2003	2002	Change

Sales	$4,366	$4,005	9%	(1)%	6%	-- %	4%

The increase in sales revenue for the first nine months 2003 compared to the first nine months 2002 was primarily due to higher selling prices and favorable foreign currency exchange rates which had a positive impact on sales revenue of $223 million and $141 million, respectively.

	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

Gross Profit	$200	$202	(1) %	$625	$636	(2)%
As a percentage of sales	13.9%	14.7%		14.3%	15.9%

Gross profit for the third quarter and first nine months 2003 decreased slightly compared to the third quarter and first nine months 2002 primarily due to higher raw material and energy costs and lower sales volume that were partially offset by higher selling prices and the continued impact of cost reduction measures. The higher raw material and energy costs were primarily attributable to the following raw materials: propane, paraxylene, ethylene glycol, and natural gas.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects that higher raw material and energy costs combined with a difficult market environment will continue to negatively impact operating results for the remainder of 2003, mitigated to the extent the Company is able to continue to offset this impact in part through higher selling prices for certain of its products and through various cost reduction measures.

The insurance settlement of approximately $14 million related to the previously disclosed 2002 operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina had a positive impact on gross profit in the first nine months 2003.

The Company continues to implement a variety of cost control measures to manage discretionary spending. Of the measures taken, a change in vacation policy favorably impacted the third quarter and the first nine months 2003 results by approximately $11 million and $29 million, respectively, and is expected to have a similar impact for the fourth quarter of 2003 only. The Company expects that the other cost control measures implemented during 2003 will continue to positively impact its results going forward.

The Company is also working on other measures to improve its cost structure and profitability. Included in that effort is a review of the Company’s portfolio of products and businesses, primarily in the Eastman Division. The Company expects during the fourth quarter 2003 to continue to identify and pursue implementation of restructuring, divestiture, and consolidation alternatives for certain identified portions of the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment to improve profitability.

	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

Selling and General
Administrative Expenses	$100	$100	-- %	$308	$300	3%
Research and Development
Expenses	44	42	5%	129	118	9%

	$144	$142		$437	$418

As a percentage of sales	9.9%	10.3%		10.0%	10.4%

Selling and general administrative expenses ("SG&A expenses") for the third quarter 2003 compared to the third quarter 2002 were flat.

The increase in SG&A expenses for the first nine months 2003 compared to the first nine months 2002 was primarily due to higher costs associated with the Company’s growth initiatives, including the business-building efforts within the Developing Businesses segment.

Research and development expenses for the third quarter and the first nine months 2003 were higher compared to the third quarter and the first nine months 2002 primarily due to the Company’s increased efforts to develop certain operational efficiencies and efforts associated with new business initiatives. The Company expects full year 2003 research and development expense to be higher than full year 2002 for the same reasons.

Combined costs related to selling and general administrative expenses and research and development expenses are expected to continue to be at or below 11% of sales revenue.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Impairments and Restructuring Charges, net

During the third quarter 2003, the Company recognized pre-tax impairments and restructuring charges of $496 million, consisting of $482 million in non-cash impairment charges, and severance charges of $14 million. For the first nine months 2003, pre-tax impairments and restructuring charges totaled $514 million, with non-cash impairment charges and severance charges totaling $497 million and $17 million, respectively. The following table summarizes the 2003 and 2002 charges:

	Third Quarter		First Nine Months
(Dollars in millions)	2003	2002	2003	2002

Eastman Division segments:
CASPI segment:
Fixed asset impairments	$194	$--	$194	$--
Intangible asset impairments	175	--	175	--
Goodwill impairments	34	--	34	--
Severance costs	8	--	11	--
Site closure costs	--	(1)	--	(1)

Total – CASPI segment	411	(1)	414	(1)

PCI segment:
Fixed asset impairments	79	--	94	--
Severance costs	4	--	4	--

Total – PCI segment	83	--	98	--

SP segment:
Severance costs	1	--	1	--

Total – SP segment	1	--	1	--

Total Eastman Division	495	(1)	513	(1)

Voridian Division segments:
Polymers segment
Severance costs	1	--	1	--

Total – Polymers segment	1	--	1	--

Total Voridian Division	1	--	1	--

Total Eastman Chemical Company	$496	$(1)	$514	$(1)

Total goodwill impairment	34	--	34	--
Total asset impairments and restructuring charges	462	(1)	480	(1)

Total Eastman Chemical Company	$496	$(1)	$514	$(1)

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") Segment

In the third quarter 2003, the Company reorganized the operating structure within its CASPI segment and changed the segment’s business strategy in response to the financial performance of certain underlying product lines. Those product lines include: acrylate ester monomers; composites (unsaturated polyester resins); inks and graphic arts raw materials; liquid resins; powder resins; and textile chemicals. Prior to the third quarter 2003, management was pursuing growth strategies aimed at significantly improving the financial performance of these product lines. However, due to the continued operating losses and deteriorating market conditions, management decided to pursue alternative strategies including restructuring, divestiture, and consolidation. This change affected both the manner in which certain assets are used and the financial outlook for these product lines, thus triggering the impairments and certain restructuring charges.

The third quarter 2003 fixed asset impairments charges of $194 million primarily relate to assets associated with the above mentioned product lines, and primarily impact manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. ("Lawter"), McWhorter Technologies, Inc ("McWhorter"), and Chemicke Zavody Sokolov ("Sokolov") acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter 2003 intangible asset impairments charges relate to definite-lived intangible assets of approximately $128 million and indefinite-lived intangibles of approximately $47 million. The definite-lived intangibles relate primarily to developed technology and customer lists, and the indefinite-lived intangibles primarily relate to trademarks. These intangible assets were primarily associated with the acquisitions of Lawter and McWhorter. As the undiscounted future cash flows could not support the carrying value of the definite-lived intangible assets, these assets were written down to fair value, as established primarily by appraisal. Indefinite-lived intangible assets were written down to fair value, as established by appraisal.

Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company defined reporting units as one level below the operating segment level and considered the criteria set forth in SFAS No. 142 in aggregating the reporting units. This resulted in the CASPI segment being deemed a single reporting unit. In the third quarter 2003, the reorganization of the operating structure within the CASPI segment resulted in new reporting units one level below the operating segment. Due to the change in strategy and lack of similar economic characteristics, these reporting units did not meet the criteria necessary for aggregation. As a result, the goodwill associated with the CASPI segment was reassigned to the new reporting units based upon relative fair values. The reporting unit that contained the above-mentioned product lines was assigned $34 million of goodwill out of the total CASPI segment goodwill of $333 million. Because the Company determined that this reporting unit could no longer support the carrying value of its assigned goodwill, the full amount of that goodwill was impaired. The fair value of the other reporting unit within CASPI was sufficient to support the carrying value of the remainder of the goodwill.

The third quarter 2003 severance costs of $8 million are discussed in further detail below.

In the first six months 2003, total asset impairments and restructuring charges of approximately $3 million were recognized. These charges primarily relate to employee severance costs and changes in estimates for previously accrued amounts.

In third quarter 2002, earnings were positively impacted by $1 million as a result of a favorable change in the estimate related to previously recognized restructuring costs in the CASPI segment.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Chemicals and Intermediates ("PCI") Segment

The PCI segment’s charges of $79 million relate to the impairment of fixed assets used in certain commodity and specialty organic chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. Within the commodity product lines, the fixed asset impairments charge relates to assets at the Sokolov, Czech Republic facility. Within the specialty organic chemicals product lines, the fixed asset impairments charge relates to assets located at the Kingsport, Tennessee facility. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter 2003 severance costs of $4 million are discussed in further detail below.

In the second quarter 2003, the Company recorded an asset impairments charge of approximately $15 million related to the impairment of certain fixed assets used in the PCI segment’s fine chemicals product lines that are located in Llangefni, Wales. In response to industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. As the undiscounted future cash flows could not support the carrying value of the asset, the fixed assets were written down to fair value, as established primarily by discounted future cash flows of the impacted assets.

Severance charges

In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions are the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment.

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the noncash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2002	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2002

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	10	2	--	(10)	2
Site closure costs	13	3	--	(9)	7

Total	$23	$7	$(2)	$(19)	$9

	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at September 30,2003

Noncash charges	$--	$497	$(497)	$--	$--
Severance costs	2	17	--	(3)	16
Site closure costs	7	--	--	(3)	4

Total	$9	$514	$(497)	$(6)	$20

Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

Gross interest costs	$32	$34		$99	$99
Less capitalized interest	1	2		3	4

Interest expense	31	32	(3) %	96	95	1%
Interest income	1	2		4	4

Interest expense, net	$30	$30	-- %	$92	$91	1%

Net interest expense for the third quarter 2003 compared to the third quarter 2002 was flat as a result of lower interest rates, offset by an increase in total borrowings less cash and cash equivalents ("Net Debt").

Net interest expense for the first nine months 2003 compared to the first nine months 2002 increased slightly primarily due to an increase in Net Debt partially offset by lower interest rates. The Company expects Net Debt at the end of 2003 will be similar to or slightly higher than Net Debt at year-end 2002.

Other Operating Income and Other (Income) Charges, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

Other operating income	$--	$--	N/A	$(20)	$--	N/A

Other income	$(4)	$(4)	N/A	$(20)	$(7)	>100%
Other charges	5	7	(29)%	15	14	7%

Other (income) charges, net	$1	$3		$(5)	$7

Other Operating Income

Other operating income includes gains and losses on sales of assets that are not a component of an entity. Other operating income for the first nine months 2003 reflected a gain of $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

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

Other charges for the third quarter and the first nine months 2002 included the write-down to fair value of certain technology business venture investments. Results for the first nine months 2002 also reflected a loss of $12 million due to remeasurement of an Argentine peso-denominated tax receivable.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

Provision (benefit) for income taxes	$(135)	$4	>(100)%	$(110)	$29	>(100)%
Effective tax rate	28%	14%		28%	24%

The expected tax benefit rate of 28% for the quarter and first nine months 2003 was primarily due to the estimated impact of the treatment of third quarter impairment and restructuring charges.

Historically, the Company recorded benefits from a foreign sales corporation or extraterritorial income exclusion. The Company expects benefits from the extraterritorial income exclusion to continue at least through 2003 and that its annual effective tax rate in 2003 will be similar to the effective tax rate for the third quarter and first nine months.

Cumulative Effect of Change in Accounting Principles, Net of Tax

	Third Quarter		First Nine Months
(Dollars in millions)	2003	2002	2003	2002

Cumulative effect of change in accounting principles, net	$--	$--	$3	$(18)

SFAS No. 143

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," at January 1, 2003 the Company recorded asset retirement obligations primarily related to closure and post closure environmental liabilities associated with certain property, plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million during the first quarter 2003.

If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations on that date would have been $27 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2002, the impact on "Earnings before cumulative effect of changes in accounting principle" in 2002 would have been immaterial.

SFAS No. 142

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment; require reporting units to be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

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

In the third quarter 2003, the Company impaired certain goodwill and indefinite-lived intangible assets in the CASPI segment as discussed in Note 8 above. Additionally, the Company completed its annual impairment review of the remaining goodwill and indefinite-lived intangible assets. No further impairment of goodwill or indefinite-lived intangible assets was required due to this review.

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

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment's products consist of binders and resins, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Pigment concentrates and additives, such as cellulosic polymers, Texanol? coalescing aid and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.

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

The Fibers segment manufactures Estron? acetate tow and Estrobond? triacetin plasticizers which are used primarily in cigarette filters; Estron? and Chromspun? acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetyl chemicals.

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian Corporation ("Cendian"), a logistics provider for chemical and plastics companies; Ariel Research Corporation ("Ariel"), a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s gasification services.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

CASPI Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$400	$401	-- %	$1,209	$1,178	3%
Volume effect			(10) %			(7)%
Price effect			3%			2%
Product mix effect			4%			3%
Exchange rate effect			3%			5%

Interdivisional sales	--	--	-- %	--	--	-- %

Operating earnings	(395)	22	>(100)%	(376)	72	>(100)%

Impairments and
restructuring charges, net	411	(1)		414	(1)

External sales revenue for the third quarter 2003 compared to the third quarter 2002 was flat primarily due to favorable shifts in foreign currency exchange rates and product mix and an increase in selling prices that were offset by a decrease in sales volume. Higher selling prices contributed approximately $13 million to sales revenue. Foreign currency exchange rates had a positive impact on sales revenue for the third quarter 2003 of $13 million primarily due to the strengthening of the euro. A favorable shift in product mix towards higher margin products had a positive impact on sales revenue for the third quarter 2003 of $11 million. The decline in sales volume, which had a negative impact on sales revenue for the third quarter 2003 of $39 million, was primarily attributable to forgoing sales of certain low-margin products and reduced sales to customers in the coatings resins market who met some of their product requirements internally as a result of lower demand.

The increase in external sales revenue for the first nine months 2003 compared to the first nine months 2002 was primarily due to favorable shifts in foreign currency exchange rates and product mix and higher selling prices that more than offset the decrease in sales volume. Foreign currency exchange rates had a positive impact on sales revenue for the first nine months 2003 of $57 million primarily due to the strengthening of the euro. A favorable shift in product mix towards higher margin products had a positive impact on sales revenue for the third quarter 2003 of $44 million. The decline in sales volume, which had a negative impact on sales revenue for the first nine months 2003 of $88 million, was primarily attributable to forgoing sales of certain low-margin products and an increasingly competitive global business environment.

Operating earnings for the third quarter and first nine months 2003 declined significantly compared to the third quarter 2002 primarily due to the asset impairments and restructuring charges related to this segment of approximately $411 million. For more information on the asset impairments and restructuring charges see the discussion of impairments and restructuring charges above and in Note 8 to the Company’s unaudited consolidated financial statements. Additionally, higher raw materials costs, which were partially offset by higher selling prices and cost reduction measures, contributed to the decrease in operating earnings.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$283	$281	1%	$909	$816	11%
Volume effect			(6)%			1%
Price effect			5%			9%
Product mix effect			1%			(1)%
Exchange rate effect			1%			2%

Interdivisional sales	120	98	23%	360	277	30%

Operating earnings	(83)	11	>(100)%	(77)	12	>(100)%

Impairments and
restructuring charges, net	83	--		98	--

The slight increase in external sales revenue for the third quarter 2003 compared to the third quarter 2002 was primarily attributed to higher selling prices and favorable shifts in product mix and foreign currency exchange rates that more than offset a decline in sales volume. The increase in selling prices, mostly for intermediate chemicals, had a positive impact on sales revenue of $13 million and was primarily attributable to higher raw material and energy costs. The decline in sales volume had a negative impact on sales revenue of $18 million and was primarily attributed to an increasingly competitive global business environment. The increase in interdivisional sales revenue for the third quarter 2003 was primarily due to higher selling prices driven by higher raw material and energy costs.

The increase in external sales revenue for the first nine months 2003 compared to the first nine months 2002 was primarily attributable to higher selling prices and a favorable shift in foreign currency exchange rates. The increase in selling prices had a positive impact on sales revenue of $76 million and was primarily attributable to oxo chemical prices that increased consistent with higher raw material and energy costs. Foreign currency exchange rates also had a positive impact on sales revenue of $18 million primarily due to the strengthening of the euro. The increase in interdivisional sales revenue for the first nine months 2003 was primarily due to higher selling prices driven by higher raw material and energy costs.

The decrease in operating earnings for the third quarter and the first nine months 2003 compared to the third quarter and the first nine months 2002 was primarily due to asset impairments and restructuring charge of approximately $83 million. Additionally, lower sales volume and higher raw material and energy costs were partially offset by higher selling prices and cost reduction measures. For more information on the asset impairments and restructuring charges see the discussion of impairments and restructuring charges above and Note 8 to the Company’s unaudited consolidated financial statements.

During 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, impairment charges totaling approximately $70 million related to the impacted assets were recorded during 2001 as part of the restructuring of the fine chemicals product lines. Subsequently, the customer initiated discussions with the Company which resulted in two amendments to the agreement to extend the custom synthesis product contract through June 2004 based on renegotiated terms. Effective July 1, 2003, Eastman and the customer entered into a multi-year agreement in which the Company will remain the sole global supplier for the customer's custom synthesis product.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$135	$141	(4)%	$417	$394	6%
Volume effect			(8)%			2%
Price effect			1%			(1)%
Product mix effect			1%			1%
Exchange rate effect			2%			4%

Interdivisional sales	14	12	14%	40	36	13%

Operating earnings	12	12	--%	53	30	77%

Impairments and
restructuring charges, net	1	--		1	--

Other operating income	--	--		20	--

The decrease in external sales revenue for the third quarter 2003 compared to the third quarter 2002 was primarily due to lower sales volume, primarily attributed to reduced demand for packaging, film, and fiber products with photographic applications that were partially offset by a favorable shift in foreign currency exchange rates. The decrease in sales volume had a negative impact on sales revenue of approximately $12 million. The favorable shifts in foreign currency exchange rates, in the amount of approximately $3 million, were primarily the result of the strengthening of the euro.

External sales revenue for the first nine months 2003 increased compared to the first nine months 2002 primarily due to the positive impact of foreign currency exchange rates and higher sales volume. Favorable shifts in foreign currency exchange rates, primarily due to the strengthening of the euro, contributed to increased sales revenue in the amount of $14 million. The increase in sales volume, primarily for specialty film and sheet products, had a positive impact on sales revenue of $8 million.

Operating earnings for the third quarter 2003 were flat compared to the third quarter 2002 primarily due to lower sales volume and restructuring charges, which were offset by cost reduction efforts and a favorable shift in foreign currency exchange rates.

Operating earnings for the first nine months 2003 increased compared to the first nine months 2002 primarily due to a gain on the sales of the segment’s high-performance crystalline plastics assets in the amount of $20 million and cost reduction measures. Additionally, positive changes in sales volume and foreign currency exchange rates were partially offset by lower selling prices, with higher raw material and energy costs, and restructuring charges.

New competitors in Asia and Europe continue to negatively impact results for copolyesters. However, the Company is committed to maintaining cost advantages obtained from its scale of operations and manufacturing experience and to increasing utilization of its current capacity.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

VORIDIAN DIVISION

Polymers Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$442	$382	16%	$1,306	$1,123	16%
Volume effect			9%			1%
Price effect			3%			11%
Product mix effect			1%			-- %
Exchange rate effect			3%			4%

Interdivisional sales	14	16	(3)%	54	39	41%

Operating earnings	2	(3)	>100%	56	49	14%

Impairments and
restructuring charges, net	1	--		1	--

The increase in external sales revenue for the third quarter 2003 compared to the third quarter 2002 was due in large part to higher sales volume, for both PET polymers and polyethylene, which had a positive impact on sales revenue of $35 million. An increase in selling prices, which were primarily the result of higher raw material and energy costs, also contributed to sales revenue in the amount of approximately $12 million. A favorable shift in foreign currency exchange rates, primarily as a result of the strengthening of the euro, also had a positive impact on sales revenue of $13 million.

The increase in external sales revenue for the first nine months 2003 compared to the first nine months 2002 was due in large part to higher selling prices, for both PET polymers and polyethylene, which had a positive impact on sales revenue of $128 million. A favorable shift in foreign currency exchange rates, particularly for the euro, also had a positive impact on sales revenue of $40 million.

Operating earnings in the third quarter 2003 increased compared to the third quarter of 2002 primarily due to lower operating costs, higher sales volume and higher selling prices that more than offset higher raw material and energy costs, and $1 million in restructuring charges. Third quarter 2002 operating results included approximately $23 million in costs related to operational disruptions.

Operating earnings for the first nine months 2003 increased compared to the first nine months 2002 primarily due to higher selling prices, in particular for PET polymers and polyethylene, and the positive impact of a favorable shift in foreign currency exchange rates, primarily for the euro. In addition, 2003 operating earnings were positively impacted by the $14 million insurance settlement for the 2002 operational disruptions. The changes in selling prices and foreign currency exchange rates were partially offset by higher raw material and energy costs and a restructuring charge of $1 million. First nine months 2002 operating earnings included approximately $28 million in costs related to operational disruptions.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$163	$165	(1)%	$475	$486	(2)%
Volume effect			15%			2%
Price effect			-- %			1%
Product mix effect			(18)%			(7)%
Exchange rate effect			2%			2%

Interdivisional sales	20	17	15%	60	55	9%

Operating earnings (loss)	34	36	(6)%	95	109	(13)%

The slight decrease in external sales revenue for the third quarter 2003 compared to the third quarter 2002 was due to an unfavorable shift in product mix that was mostly offset by an increase in sales volume and a favorable shift in foreign currency exchange rates. The unfavorable shift in product mix was due to higher sales volume of lower margin products that had a negative impact on sales revenue of approximately $29 million. Foreign currency exchange rates had a positive impact on sales revenue of $3 million that was primarily due to the strengthening of the euro. An increase in sales volume, primarily for acetyl chemicals, had a positive impact on sales revenue of $25 million. The increase in interdivisional sales revenue for the first nine months 2003 was primarily due to higher selling prices resulting from higher raw material and energy costs.

The slight decrease in external sales revenue for the first nine months 2003 compared to the first nine months 2002 was primarily due to an unfavorable shift in product mix, which had a negative impact on sales revenue of $37 million. The unfavorable shift in product mix was primarily due to higher sales volume of lower margin products. The unfavorable shift in product mix was partially offset by increases in sales volume, primarily for acetyl chemicals, and favorable shifts in foreign currency exchange rates, primarily due to the strengthening of the euro, of $10 million and $12 million, respectively. The increase in interdivisional sales revenue for the first nine months 2003 was primarily due to higher selling prices resulting from higher raw material and energy costs.

The decline in operating earnings for the third quarter 2003 compared to the third quarter 2002 was primarily due to an unfavorable shift in product mix that was mostly offset by higher sales volume, a favorable shift in foreign currency exchange rates, and cost reduction measures.

The decline in operating earnings for the first nine months 2003 compared to the first nine months 2002 was primarily due to an unfavorable shift in product mix, which resulted mainly from the timing of acetate tow sales to China and a decline of acetate tow demand in North America, that was partially offset by increased sales volume of acetyl chemicals.

The Company continues to expect 2003 operating earnings for the Fibers segment to be about 5% lower than 2002 operating earnings.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2003	2002	Change	2003	2002	Change

External sales	$21	$4	>100%	$50	$8	>100%

Interdivisional sales	104	89	16%	296	236	25%

Operating loss	(13)	(17)	27%	(52)	(50)	(4)%

The increase in external sales revenue for the third quarter and the first nine months 2003 compared to the third quarter and the first nine months 2002 was primarily due to the continued implementation of customer contracts by Cendian and the implementation of gasification services contracts. The increase in interdivisional sales revenue for the third quarter and the first nine months 2003 compared to the third quarter and the first nine months 2002 was primarily due to geographic expansion of the logistics services provided by Cendian to Eastman Division and Voridian Division.

Operating results for the Developing Businesses segment improved by $4 million in the third quarter 2003 compared with the third quarter 2002 primarily due to increased sales revenue related to Cendian that more than offset costs associated with efforts to increase external sales revenue.

Operating results for the Developing Businesses segment decreased in the first nine months 2003 compared to the first nine months 2002, primarily due to an increase in SG&A expenses associated with business building efforts partially offset by improved operating results related to Cendian.

For 2003, the Company expects to invest approximately 1% of sales revenue in new, growth-oriented business opportunities in the Developing Businesses segment.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2003	2002	Change

United States and
Canada	$832	$788	6%	1%	5%	-- %	-- %
Europe, Middle
East, and Africa	336	300	12%	3%	(4) %	2%	11%
Asia Pacific	157	168	(7)%	(11)%	2%	2%	-- %
Latin America	119	118	1%	(5)%	5%	-- %	1%

Total	$1,444	$1,374	5%	(1)%	3%	-- %	3%

Third quarter 2003 sales revenue in the United States and Canada increased $44 million compared to the third quarter 2002 primarily due to higher selling prices, particularly in the Polymers and PCI segments, which had a positive impact on sales revenue of $42 million.

The increase in sales revenue in Europe, the Middle East, and Africa for the third quarter 2003 compared to the third quarter 2002 was primarily due to favorable shifts in foreign currency exchange rates, which had a positive impact on sales revenue of $34 million, primarily due to the strengthening of the euro.

The decrease in sales revenue in the Asia Pacific region in the third quarter 2003 compared to the third quarter 2002 was primarily due to decreased sales volume partially offset by higher selling prices. The decrease in sales volume, primarily for the PCI and Fibers segments, had a negative impact on sales revenue of $19 million. Favorable shifts in product mix, in particular for the PCI segment, partially offset the decrease in sales volume in the amount of approximately $4 million.

Third quarter 2003 sales revenue in Latin America increased slightly compared to the third quarter 2002 primarily due to higher selling prices, particularly in the Polymers segment, in the amount of $6 million, which were partially offset by a decrease in sales volume, primarily in the PCI segment, of $5 million.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2003	2002	Change

United States and
Canada	$2,505	$2,303	9%	-- %	7%	2%	-- %
Europe, Middle
East, and Africa	1,033	886	17%	(1)%	(1) %	2%	17%
Asia Pacific	478	471	2%	(4) %	4%	1%	1%
Latin America	350	345	2%	(9)%	13%	1%	(3) %

Total	$4,366	$4,005	9%	(1)%	6%	-- %	4%

The increase in sales revenue in the United States and Canada for the first nine months 2003 compared to the first nine months 2002 was primarily due to higher selling prices, particularly for the Polymers segment, which had a positive impact on sales revenue of $168 million.

First nine months 2003 sales revenue in Europe, the Middle East, and Africa increased compared to the first nine months 2002 primarily due to foreign currency exchange rates which had a positive impact on sales revenue of $147 million, primarily due to the strengthening of the euro.

First nine months 2003 sales revenue in the Asia Pacific region increased slightly compared to the first nine months 2002 primarily due to higher selling prices partially offset by lower sales volume, particularly for the PCI segment, in the amount of approximately $18 million and $17 million, respectively.

First nine months 2003 sales revenue in Latin America increased compared to the first nine months 2002 primarily due to higher selling prices, particularly for the Polymers segment, which had a positive impact on sales revenue of $46 million and were partially offset by a decrease in sales volume, primarily attributable to the Polymers segment, in the amount of approximately $31 million.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. See Note 10 to the Company’s unaudited consolidated financial statements for additional information on the Company’s foreign currency hedging transactions.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL DATA

	First Nine Months
(Dollars in millions)	2003	2002

Net cash provided by (used in):
Operating activities	$46	$541
Investing activities	(126)	(188)
Financing activities	56	(331)

Net change in cash and cash equivalents	$(24)	$22

Cash and cash equivalents at end of period	$53	$88

Cash Flows

Cash used in operating activities in the first nine months 2003 reflected a $60 million net decrease in Net Working Capital, which is defined as the net change in receivables, inventory and trade payables, and a significant decrease in liabilities for employee benefits and incentive pay which included a contribution of $238 million to the Company’s U.S. defined benefit pension plans.

Cash used in investing activities in the first nine months 2003 decreased primarily due to proceeds from the sale of the Company’s high performance crystalline plastics assets of $28 million, and a return of a deposit on equipment obtained with lease financing in 2003 of approximately $15 million, included as part of other items, net.

Cash provided by financing activities in the first nine months 2003 totaled $56 million due primarily to proceeds from long term borrowings of $248 million partially offset by a decrease in commercial paper borrowings of $88 million and dividend payments to stockholders in the amount of $102 million. The Company expects total borrowings less cash and cash equivalents ("Net Debt") at the end of 2003 will be similar to or slightly higher than Net Debt at year-end 2002.

Liquidity

Eastman has access to a $600 million revolving credit facility (the "Credit Facility") expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of September 30, 2003 and December 31, 2002. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At September 30, 2003, the Company’s commercial paper borrowings were $55 million at an effective interest rate of 1.18%. At December 31, 2002, the Company's commercial paper borrowings were $143 million at an effective interest rate of 1.66%.

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

The Company has $500 million of 6 3/8% coupon debt maturing January 15, 2004, which is reflected in borrowings due within one year in the unaudited Consolidated Statements of Financial Position at September 30, 2003. The Company expects to retire and refinance this debt from a combination of cash generated from business activities, new long-term borrowings, and available short-term borrowing capacity.

On November 12, 2003, the Company issued notes in the principal amount of $250 million due 2018 and bearing interest at 6.3% per annum. Proceeds from the sale of the notes, net of approximately $2 million in transaction fees, were $246 million and will be used, along with cash generated from business activities and other borrowings, for the repayment of the Company’s outstanding notes due on January 15, 2004.

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rates of the notes due in 2004 to variable rate.  These original interest rate swaps were settled during the fourth quarter 2002, resulting in $13 million cash proceeds being received by the Company.  The gain resulting from the settlement of the swaps is reflected as an increase in the current portion of long-term borrowings and will be amortized into earnings as a reduction to interest expense through the maturity of the notes in January 2004.  In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rates on the notes due in 2004 to variable rates that averaged 3.37% at September 30, 2003 and 4.07% at December 31, 2002.  The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $4 million in other current assets and the current portion of long-term borrowings at September 30, 2003. In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of a portion of the notes due in 2012 to variable rates such that the average rate was 6.54% at September 30, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $4 million in other current assets and the current portion of long-term borrowings at September 30, 2003.

The Company contributed $98 million to its U.S. defined benefit pension plans in the third quarter 2003 and contributed $238 million to its U.S. defined benefit pension plans during the first nine months 2003, thus completing its expected funding of these pension plans for 2003. The Company anticipates that additional funding of $0 to $40 million may be required in 2004, although the amount of such additional funding will be dependent upon interest rates, actual return on plan assets, retirement and attrition rates of employees, and other factors.

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Change in Assumption	Impact on 2003 Pre-tax Pension Expense	Impact on December 31, 2002 Projected Benefit Obligation for U.S. Pension Plans	Impact on December 31, 2002 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$43 Million	+$35 Million

25 basis point increase in discount rate	-$5 Million	-$41 Million	-$34 Million

25 basis point decrease in expected return on assets	+$2 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$2 Million	No Impact	N/A

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

Cash flows from operations and the sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash flow requirements. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization and other factors described under "Forward-Looking Statements and Risk Factors" below.

Capital Expenditures

Capital expenditures were $159 million and $162 million for the first nine months 2003 and 2002, respectively. The Company continues its emphasis on cash flow management and, for 2003, expects that capital spending and other directed investments for small acquisitions and other ventures will be at or below $260 million. Long-term commitments related to planned capital expenditures are not material.

Other Commitments

At September 30, 2003, the Company’s obligations related to notes and debentures totaled $2.2 billion to be paid over a period of 24 years, including $500 million maturing within one year. Other borrowings, related primarily to commercial paper borrowings, totaled approximately $55 million.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company had various purchase obligations at September 30, 2003 totaling approximately $1.5 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $220 million over a period of several years. Of the total lease commitments, approximately 24% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 43% relate to real property, including office space, storage facilities and land; and approximately 33% relate to railcars. The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For

Period	Notes and Debentures	Commercial Paper and Other Borrowings	Purchase Obligations	Operating Leases	Total

2003	$--	$--	$52	$13	$65
2004	506	--	210	36	752
2005	--	55	211	29	295
2006	--	--	207	27	234
2007	--	--	204	22	226
2008-2012	649	--	491	57	1,197
Beyond 2012	999	--	159	36	1,194

Total	$2,154	$55	$1,534	$220	$3,963

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at September 30, 2003 totaled approximately $83 million.

As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to sell undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at September 30, 2003 and December 31, 2002. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during the first nine months 2003. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Dividends

The Company declared cash dividends of $0.44 per share in the third quarters 2003 and 2002 and $1.32 per share in the first nine months 2003 and 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. All companies with variable interests in variable interest entities ("VIE’s") created after January 31, 2003, must apply the provisions of this Interpretation to those entities immediately. A public company with a variable interest in a VIE created before February 1, 2003, must apply the provisions of this Interpretation to that entity by the end of the first interim or annual reporting period ending after December 15, 2003. The Company is currently evaluating the effect FIN 46 will have on its consolidated financial position, liquidity, or results of operations for VIE’s created before February 1, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment qualifies as a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 requires certain financial instruments, which under previous guidance were accounted for as equity, be classified as liabilities or assets in statements of financial position. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2003, the Company expects:
  that higher raw material and energy costs on a year over year basis that will negatively impact operating results for the Company, which the Company expects to offset, in part, through price increases for certain of its products and through various cost control measures;
  pension and other postemployment benefit expenses in 2003 to increase over 2002 due primarily to lower interest rates and unfavorable market performance for plan assets in previous years;
  lower depreciation expense in 2003 as compared with 2002 will mitigate the impact on earnings of expected pension and other postemployment benefit cost increases;
  to invest approximately 1% of sales revenue in new, growth-oriented business opportunities in the Developing Businesses segment;
  to recognize increasing selling and general administrative expenses related to Cendian year over year as it adds capacity while continuing to implement new customers and sales revenue;
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
  to retire and refinance debt maturing January 15, 2004 with a combination of cash generated from business activities, new long-term borrowings and available short-term borrowing capacity;
  Net Debt at the end of 2003 will be similar to or slightly higher than Net Debt at year-end 2002;
  priorities for use of available cash from operations will be to pay the quarterly cash dividend and reduce outstanding borrowings;
  capital spending to be approximately $260 million;
  tax benefits from the extraterritorial income exclusion to continue at least through the remainder of the year and that its annual effective tax rate will be approximately 28% for full-year 2003;
  to continue to review its portfolio of products and businesses across the Company, primarily in the Eastman Division, and that some product lines or businesses may be restructured or removed from the Company’s portfolio to improve profitability;

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

  to continue to identify and pursue implementation of restructuring, divestiture, and consolidation alternatives for certain identified portions of the CASPI segment to improve profitability;
  continued profitability from its PET polymers products as the Company maintains its focus on lowering costs and participating in the overall market growth;
  sales of acetate tow to China to increase in the fourth quarter of 2003 compared to the fourth quarter of 2002, but that 2003 operating earnings for the Fibers segment will be about 5% lower than 2002;
  external sales revenue and operating results in the Developing Businesses segment to improve in 2003 primarily based on contracts currently signed and implementation plans in place for Cendian’s customer base; and
  that fourth quarter 2003 sales volume will be similar to year ago levels and higher raw material and energy costs will continue, resulting in earnings that will be close to break-even or slightly positive.
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
  reviewing its portfolio of products and businesses across the Company and identifying restructuring, divestiture, and consolidation alternatives for certain product lines or businesses; and
  implementing various organizational changes and cost control measures, including a reduction in planned spending for new business development.

The above expectations of the Company should be read in conjunction with the longer-term expectations provided in its 2002 Annual Report on Form 10-K.

See "Forward-Looking Statements and Risk Factors" below.

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

  The Company has manufacturing and marketing operations throughout the world, with approximately 45% of the Company's sales revenue attributable to sales outside the United States. Economic factors, including foreign currency exchange rates, could affect the Company's sales revenue, expenses and results. Although the Company utilizes risk management tools, including hedging, as appropriate, to mitigate market fluctuations in foreign currencies, any changes in strategy in regard to risk management tools can also affect sales revenue, expenses and results and there can be no assurance that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws, regulations, or other political factors in any of the countries in which the Company operates could affect business in that country or region, as well as the Company's results of operations and financial condition.
  The Company has made and may continue to make acquisitions, divestitures and investments, and enter into alliances, as part of its strategies for growth and improved profitability. The completion of such transactions are subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, after completion of the transactions, there can be no assurance that such transactions will be successfully completed on a timely and cost-efficient basis or that they will achieve projected operating earnings or cost reduction targets.
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
50

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
  The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that we would be able to regain or replace any lost customers.
  Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on sales revenue, expenses and results of operations and financial condition.
  The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher or lower costs.
51

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
  The Company accesses the capital and credit markets on a regular basis.  Access to these markets and the cost of capital is dependent in part upon the Company's credit rating received from independent credit rating agencies. An adverse change in the Company's credit rating could affect the renewal of existing credit facilities or the Company's ability to obtain access to new credit facilities or other debt financing in the future, could adversely affect the terms under which the Company can borrow, and could increase the cost of new borrowings, other debt, or capital.
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
The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the Company in this report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2003.

There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Sorbates Litigation

As previously reported, on September 30, 1998, the Company entered into a voluntary plea agreement with the U.S. Department of Justice and agreed to pay an $11 million fine to resolve a charge brought against the Company for violation of Section One of the Sherman Act. Under the agreement, the Company entered a plea of guilty to one count of price-fixing for sorbates, a class of food preservatives, from January 1995 through June 1997. The plea agreement was approved by the United States District Court for the Northern District of California on October 21, 1998. The Company recognized the entire fine as a charge against earnings in the third quarter of 1998 and paid the fine in installments over a period of five years. On October 26, 1999, the Company pleaded guilty in a Federal Court of Canada to a violation of the Competition Act of Canada and was fined $780,000 (Canadian). The plea in Canada admitted that the same conduct that was the subject of the United States guilty plea had occurred with respect to sorbates sold in Canada, and prohibited repetition of the conduct and provides for future monitoring. The Canadian fine has been paid and was recognized as a charge against earnings in the fourth quarter of 1999.

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

In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. One of those six cases has been tentatively settled; defense motions to dismiss are pending in three cases; and two motions to dismiss have been granted.  Seven other states have advised the Company that they intend to bring similar actions against the Company and others. A settlement with those states has also tentatively been reached.

The Company has recognized charges to earnings in 2003 and each of the past four years for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

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

As previously reported, Eastman, like many other companies, has recently experienced an increase in the number of asbestos claims against it.  Currently, there are approximately 11,000 claims asserted against the Company in 33 cases that also involve hundreds of other defendants. By far, the majority of these claims are in Mississippi. In the recently filed cases in Mississippi, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman.  Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960's and the early 1970's.  The Company's investigation has found no evidence that any of the Mississippi plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all of these actions or to settle them on acceptable terms.

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

ITEM 5. OTHER EVENTS

On October 29, 2003, the Company announced two executive appointments, both of which will be effective November 15, 2003. Richard A. Lorraine was named senior vice president and chief financial officer. He will succeed James P. Rogers, who was named executive vice president and president of the Eastman Division. Mr. Lorraine was most recently executive vice president and chief financial officer for Occidental Chemical Corporation in Dallas, Texas. Mr. Rogers has served as the Company’s chief financial officer since joining Eastman in 1999 and has served as chief operations officer of the Eastman Division since 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 57.

(b)   On July 24, 2003, the Company furnished under Item 12 of Form 8-K the text of its publicly released financial results for the second quarter of 2003.

      On August 20, 2003, the Company furnished under Item 12 of Form 8-K the text of its publicly released additional financial information for the Coatings, Adhesives, Specialty Polymers
55

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: November 13, 2003	By:	/s/ James P. Rogers

James P. Rogers
Senior Vice President and Chief Financial Officer

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

EXHIBIT INDEX
Exhibit		Sequential
Number	Description	Page Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02
Amended and Restated Bylaws of Eastman Chemical Company, as amended December 5, 2002 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

4.01
Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 10-Q"))

4.02
Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and American Stock Transfer, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company's Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)

4.03
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's current report on Form 8-K dated January 10, 1994 (the "8-K"))

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

EASTMAN CHEMICAL COMPANY AND SUBSIDIARIES

Exhibit		Sequential
Number	Description	Page Number

4.09	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.10	Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

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

4.13	Form of 3 1/4% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.14	Form of 6.30% notes due 2018	59-65

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	66

31.01	Rule 13a – 14(a) Certification	67
	by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2003

31.02	Rule 13a – 14(a) Certification by James P. Rogers, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2003	68

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2003	69

32.02	Section 1350 Certification by James P. Rogers, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2003	70

99.01	Operating Segment Information, External Sales Revenue Change, Volume Effect, Price Effect and Interdivisional Effect	71-72

