Form 10-K
period 2003-12-31
EASTMAN CHEMICAL CO
filed 2004-03-05
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________________ to ______________________

Commission file number 0-12626

EASTMAN CHEMICAL COMPANY (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	62-1539359 (I.R.S. Employer Identification No.)

100 N. Eastman Road, Kingsport, Tennessee (Address of principal executive offices)	37660 (Zip Code)

Registrant's telephone number, including area code: (423) 229-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

PAGE 1 OF 234 TOTAL SEQUENTIALLY NUMBERED PAGES EXHIBIT INDEX ON PAGE 140

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]    No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

The aggregate market value (based upon the closing price on the New York Stock Exchange on June 30, 2003) of the 77,104,882 shares of common equity held by nonaffiliates as of December 31, 2003 was approximately $2,384,082,951 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude common stock that may be deemed beneficially owned as of December 31, 2003 by the current directors and executive officers and Eastman Chemical Company’s ("Eastman" or the "Company") charitable foundation, some of whom might not be held to be affiliates upon judicial determination. At December 31, 2003, 77,388,646 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders (the "2004 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 12 and 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual products, businesses, segments and divisions as well as for the whole of Eastman; cash requirements and uses of available cash; pension expenses and funding; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; development, production, commercialization, and acceptance of new products, services and technologies and related costs; expected tax rate; and business, asset and product portfolio changes.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included with such forward-looking statements and in Part II--Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements and Risk Factors."

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	4-26
	Executive Officers of the Company	27-28

2.	Properties	29-30

3.	Legal Proceedings	30-31

4.	Submission of Matters to a Vote of Security Holders	31

PART II

5.	Market for the Registrant's Common Stock and Related Stockholder Matters	32

6.	Selected Financial Data	33

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	34-77

7A.	Quantitative and Qualitative Disclosures About Market Risk	78

8.	Financial Statements and Supplementary Data	79-133

9.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure	134

9A.	Controls and Procedures	134

PART III

10.	Directors and Executive Officers of the Registrant	135

11.	Executive Compensation	135

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	135-136

13.	Certain Relationships and Related Transactions	136

14.	Auditor Fees	136

PART IV

15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	137

SIGNATURES

Signatures	138-139

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

Eastman is the largest producer of polyethylene terephthalate ("PET") polymers for packaging based on capacity share and is a leading supplier of raw materials for paints and coatings, inks and graphic arts, adhesives, textile sizes, and other formulated products, and of cellulose acetate fibers. Eastman has 35 manufacturing sites in 16 countries that supply major chemicals, fibers, and plastics products to customers throughout the world. In 2003, the Company had sales revenue of $5.8 billion, an operating loss of $267 million, and a net loss of $270 million. Included in 2003 results were asset impairments and restructuring charges, goodwill impairments and other operating income of $489 million, $34 million and $33 million, respectively. Loss per diluted share was $3.50.

The Company’s products and operations are managed and reported in six operating segments. Effective January 1, 2002, the Company implemented a divisional structure that aligned the businesses into two divisions; Eastman and Voridian. On January 1, 2003, the Company realigned the divisional structure to add the Developing Businesses Division, and reclassified its sales, operating earnings, and assets from Eastman Division. Eastman Division consists of the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Performance Chemicals and Intermediates ("PCI") segment and the Specialty Plastics ("SP") segment. Voridian Division contains the Polymers segment and the Fibers segment. Developing Businesses Division contains the Developing Businesses segment. See Note 20 to the Company’s consolidated financial statements for certain financial information related to the Company’s operating segments.

EASTMAN DIVISION

Business and Industry Overview

Operating in a variety of markets with varying growth prospects and competitive factors, the segments in Eastman Division manufacture a diverse portfolio of specialty chemicals and plastics that are used in a wide range of consumer and industrial markets. Eastman Division has 31 manufacturing sites in 14 countries. It is focused on providing its customers with chemicals and plastics products that meet their evolving needs. Eastman Division is comprised of the following segments: CASPI, PCI, and SP, which are more fully discussed below.

The CASPI segment generally competes in the markets for raw materials for paints and coatings, inks and graphic arts, adhesives and other formulated products. Growth in these markets in North America and Europe typically is at or slightly below economic growth in general, due to the wide variety of end uses for these applications and dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing. Higher growth sub-markets exist within North America and Europe, driven primarily by increasing governmental regulation. For example, industry participants are promoting products and technologies primarily designed to reduce air emissions. Growth outside of North America and Europe is substantially higher, driven primarily by the increasing requirements of industrializing economies.

The PCI segment competes in diverse markets for its performance chemicals and intermediates chemicals offerings. Performance chemicals products are specifically developed based on product performance criteria, which make market quantification difficult. Instead, the focus in this market is on specific opportunities for value-added products and market size. Growth opportunities and other industry characteristics are a function of the level and extent to which a producer chooses to participate in niche opportunities driven by these customer specifications. For PCI intermediates products, the markets are varied, from durables to food products to pharmaceuticals and, although opportunities for differentiation on service and product offerings exist, these products compete primarily on price.

The SP segment competes in the market for the development of plastics that meet specific performance criteria, typically determined on an application-by-application basis. Development is dependent upon a manufacturer’s ability to design products that achieve specific performance characteristics determined by the customer, while doing so either more effectively or more efficiently than alternative materials such as polycarbonate ("PC") and acrylic. Increases in market share are gained through the development of new applications, substitution of plastic for other materials, and particularly, displacement by plastic resins in existing applications. The SP segment engages in the production of specialty copolyesters and plastic sheeting and cellulose esters and cellulose plastics. The Company estimates that the market growth for copolyesters, which has historically been high due to the relatively small market size, will be higher than general economic growth due to displacement opportunities. Eastman believes that the cellulosic plastics markets will be flat, or, at best, equal to the rate of growth of the economy in general.

Strategy

The Company’s objectives for Eastman Division are to improve gross margins, emphasize growth in earnings by targeting core businesses, and build capabilities for future growth. The key elements of this strategy include:

•    Improve Gross Margins

The Company continues to evaluate its portfolio of products and businesses, which has resulted in the exiting of certain products and businesses. The Company expects further restructuring and divestiture actions, which could result in additional product lines or businesses being removed from its portfolio to improve overall profitability. In addition, the Company anticipates this evaluation could lead to further consolidation of manufacturing facilities to improve profitability.

The Company intends to continue to implement historically successful initiatives to eliminate inefficiencies and unnecessary costs, as well as improve manufacturing processes, all with the goal of improving the cost structure of Eastman Division segments. Among these initiatives will be continued efforts to implement selling price increases to offset raw material and energy cost increases. Also, Eastman Division will continue to expand the use of shared services across segments, including improved utilization of information technology, for productivity gains and cost savings. Eastman Division will also continue to implement a Six Sigma* quality improvement program aimed at reducing costs, improving customer satisfaction, and improving efficiency through reduction of variations and defects.

Through the restructuring, divestiture, consolidation, price increases, and cost savings actions, Eastman Division expects to improve operating earnings.

*Six Sigma is a trademark of Motorola, Inc.

•    Exploit Growth Opportunities in Core Businesses

➢  Develop New Specialty Products and Expand into New Markets

The Company believes that it is a market leader based on sales in a number of Eastman Division’s product lines, and is focused on growth through continued innovation and displacement of competitive products with offerings that provide greater functionality or better value. Recent examples of the continued focus on the development of new and innovative products are DuraStar™ polymer, Embrace™ shrink film, and Provista™ copolymer in the SP segment.

➢  Leverage Opportunities Created by the Broad Product Line

Eastman Division is able to offer a broad array of complementary products that customers would otherwise need to obtain from multiple manufacturers. This integrated platform should allow Eastman Division to further benefit from advancements and developments with respect to one product line by applying them to other product lines. For example, efficiency is created through the operation of large plants that produce numerous products related to different segments. This situation allows a customer to place an order for multiple products, which may be produced by different segments, and have them delivered from the same location, reducing costs and ordering time.

➢  Pursue Opportunities for Business Development and Diversification

Eastman Division currently has in place, and continues to pursue, opportunities for joint ventures, equity investments and other alliances. These strategic initiatives are expected to diversify and strengthen businesses by providing access to new markets and high-growth areas as well as providing an efficient means of ensuring that Eastman is involved in and supportive of technological innovation in or related to the chemicals industry. The Company is committed to pursuing these initiatives in order to capitalize on new business concepts that differentiate it from other chemical manufacturers and that will provide incremental growth beyond that which is inherent in the chemicals industry and at lower capital investment requirements. For example, in 2003, Eastman entered into a joint venture with Qilu Eastman Specialty Chemical Ltd., located in Zibo City, China. When construction on this plant is complete, it will produce Texanol™ ester alcohol coalescing aid for the paint market within the CASPI segment and Texanol™ iso butyrate ("TXIB™") plasticizer for the glove and flooring markets within the PCI segment.

CASPI SEGMENT

•    Overview

Through the CASPI segment, Eastman Division manufactures binders, liquid vehicles, pigment concentrates and additives, unsaturated polyester resins and polyester and acrylic emulsions, which are integral to the production of paints and coatings, inks and graphic arts, adhesives and other formulated products. The CASPI segment focuses on producing raw materials rather than finished products in order to develop long-term, strategic relationships and achieve preferred supplier status with its customers. In 2003, the CASPI segment had sales revenue of approximately $1.6 billion, which represented 23% of Eastman’s total sales and 41% of Eastman Division’s total sales.

•    Products

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment's products consist of:

➢  Coatings Additives and Solvents

Additives, such as cellulosic polymers, Texanol™ ester alcohol and chlorinated polyolefins, enhance the performance and aesthetic appeal of paints and coatings. These products are used in architectural latex paints and industrial and automotive OEM / refinish coatings to improve film formation and durability, metallic flake orientation, and adherence to plastic substrates. Solvents, which consist of ester, ketone, glycol ether and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application. Environmental regulations that impose limits on the emission of hazardous air pollutants continue to impact coatings formulations requiring compliant coatings raw materials. Eastman’s coatings additives and solvents are used primarily in compliant coatings, such as waterborne (latex) and high solids coatings, and additional products are under development to meet the growing demand for environmentally friendly paints. These product lines comprised 31% of the CASPI segment’s total sales for 2003.

➢  Resins and Monomers

Resins and monomers products are sold primarily to the paint and coatings industry in such applications as architectural, industrial and original equipment manufacturer ("OEM"). The Company is the second largest merchant supplier of coatings resins in North America and Europe with the most comprehensive product offerings in the industry. The Company’s products include solvent-borne polymers (alkyd, polyester, and solution acrylics), waterborne polymers (latex and other waterborne polymers), resins and curatives for powder coatings (carboxyl, hydroxyl, and curing agent) and radiation-curable polymers and acrylic monomers (acrylic acid and esters of acrylic acid). In addition, these products are used in other industries such as textiles, construction, and personal care. These product lines comprised 29% of the CASPI segment’s total sales for 2003.

➢  Adhesives Raw Materials

The adhesives product line consists of hydrocarbon resins, rosins resins, resin dispersions, and polymer raw materials. These products are sold to adhesive formulators and tape and label manufacturers for use as raw materials in hot melt and pressure sensitive adhesives and as binders in nonwoven products (such as disposable diapers, feminine products and pre-saturated wipes). Eastman has a leadership position in hydrogenated gum rosins used in adhesive and chewing gum applications. Eastman offers the broadest product portfolio of raw materials for the adhesives industry, ranking as the second largest global supplier. These product lines comprised 26% of the CASPI segment’s total sales for 2003.

➢  Inks and Graphic Arts

Inks and graphic arts products consist of pigments, resins, liquid components and additives, used in inks formulation for a variety of substrates and printing processes to offer such performance enhancement as durability, printability, adhesion to substrate, drying speed and security. The end use applications include brochures, newspapers, magazines, beverage cans and flexible packaging. The Company is the leading merchant supplier of ink resins in the world. These product lines comprised 14% of the CASPI segment’s total sales for 2003.

•    Strategy

A key element of the CASPI segment growth strategy is the continued development of innovative product offerings, building on proprietary technologies, in high-growth markets and regions that meet customers’ evolving needs and improve the quality and performance of customers’ end products. Eastman Division believes that its ability to leverage its broad product line and research and development capabilities across this segment make it uniquely capable of offering a broad array of solutions for new and emerging markets.

The CASPI segment is focused on the expansion of the coatings additives and solvents product offerings into other high-growth areas. These include areas with growth due to specific market trends and product developments, such as high solids coatings and water-based products, as well as growth in geographic areas due to the level and timing of industrial development. The Company's global manufacturing presence and future joint venture operation for coatings additives and solvents products at Zibo City, China, positions it to take advantage of areas of high industrial growth.

The CASPI segment is focused on the expansion of the adhesives raw materials product offerings into other high-growth areas. Additionally, within this group of product lines, the CASPI segment has an ongoing program to realize significant savings through the consolidation of plant operations, outsourcing and other projects that leverage best manufacturing practices, infrastructure, and business processes. For example, this effort includes the previously announced consolidation of the Savannah, Georgia facility to a modified Franklin, Virginia facility. Also, as part of the CASPI segment’s efforts to improve profitability, it commenced the consolidation of certain production assets at its plant in Jefferson, Pennsylvania, which should positively contribute to operating results. Additionally, the segment should continue to realize earnings growth in Asia through its joint venture operation in Nanjing, China.

Many of the assets associated with the inks and graphic arts and resins and monomers product groups were acquired between 1998 and 2000. Despite the Company’s efforts to improve these product lines' financial performance, they have experienced continued operating losses and deteriorating market conditions. In the third quarter of 2003, the Company decided to pursue alternative strategies regarding these product lines and assets. As a result of this change in strategy, these product lines and assets are targeted for restructuring, divestiture, or consolidation.

In the future, the Company intends to continue to leverage its resources to strengthen its innovation pipeline through improved market connect and the expanded use of proprietary products and technologies. Although sales and application development is often specialized by end-use market, developments in technology may be successfully shared across all end uses. In addition, new product offerings and manufacturing assets are shared across multiple end uses.

•    Customers and Markets

As a result of the variety of end uses for its products, the customer base in the CASPI segment is broad and diverse. This segment has more than 3,000 customers around the world and 80% of its sales revenue in 2003 was attributable to approximately 250 customers. Eastman Division focuses on establishing long-term, customer service oriented relationships with its strategic customers in order to become their preferred supplier. Eastman Division anticipates significant growth potential in its ability to leverage these relationships to provide sales opportunities in previously underserved markets, as well as expand the scope of its value-added services. However, from time to time, customers decide to vertically integrate their own processes and internally develop products or diversify their sources of supply that had been provided by Eastman. Growth in these markets in North America and Europe typically coincide with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing.

•    Competition

Competition within the CASPI segment markets varies widely depending on the specific product or product group. Because of the depth and breadth of its product offerings, particularly in the coating additives and solvents and adhesives raw materials product lines, Eastman does not believe that any one of its competitors presently offers all of the products that it manufactures within the CASPI segment. However, many of the Company’s competitors within portions of its CASPI segment are substantially larger companies, such as The Dow Chemical Company ("Dow"), BASF Corporation ("BASF"), and Exxon Mobil Corporation, which may have greater financial and other resources than those of Eastman. Additionally, within each market in this segment, the Company competes with other smaller, regionally focused companies that may have advantages based on location, local market knowledge, manufacturing strength in a specific product, or other factors. At any time, any one or more of these competitors could develop additional products that compete with, or that may make obsolete, some of Eastman’s current product offerings.

Eastman does not believe that any of its competitors is dominant within the CASPI segment's markets. Further, the Company attempts to maintain competitive advantages through its level of vertical integration, breadth of product and technology offerings, low-cost manufacturing position, consistent product quality, and process and market knowledge. In addition, Eastman attempts to leverage its strong customer base and long-standing customer relationships to promote substantial recurring business, further strengthening its competitive position.

PCI SEGMENT

•    Overview

The Company’s PCI segment manufactures diversified products that are used in a variety of markets and industrial and consumer applications, including chemicals for agricultural intermediates, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding and chemical manufacturing intermediates. The PCI segment also offers custom manufacturing services through its custom synthesis business. The Company believes it has one of the industry’s broadest product offerings, ranging from custom manufacturing to high volume manufacturing of complex organic molecules for customers. In 2003, the PCI segment had sales revenue of $1.7 billion, which represented 24% of Eastman’s total sales and 43% of Eastman Division's total sales. PCI segment sales for 2003 included $495 million of interdivisional sales.

Because a portion of the PCI segment's sales are derived from higher margin, highly specialized products with niche applications, success in the PCI segment will require the Company to continue to innovate and develop new products and find new applications for its existing products. PCI intends to target high-growth specialty products, such as additives for food, personal care and pharmaceuticals, where it believes the highest returns can be generated. PCI is also concentrating its efforts on new uses for existing products, such as sucrose acetate isobutyrate ("SAIB") and specialty anhydrides. Some of Eastman Division's other products in this segment are more substitutable and price sensitive in nature, requiring the Company to operate on a lower cost basis while maintaining high quality products and customer service.

•    Products

The PCI segment offers over 150 products to customers, many of whom are major producers in a broad range of markets. The following is a summary of key products:

➢  Intermediates Chemicals

Eastman manufactures a variety of intermediates chemicals based on oxo and acetyl chemistries. Intermediates comprised approximately 77% of the PCI segment’s revenue for 2003. Approximately 73% of the revenue for intermediate chemicals are generated in North America. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. The Company is the largest marketer of acetic anhydride in the United States, a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products. Eastman manufactures the broadest range of oxo aldehyde derivatives products in the world. The PCI segment’s other intermediate products include plasticizers, glycols and polymer intermediates. Many of the products in this portion of the PCI segment are priced based on supply and demand of substitute and competing products. In order to maintain a competitive position, the Company strives to operate with a low- cost manufacturing base. Intermediate chemicals sales revenue is approximately 18% acetyl based, 30% oxo based, and 52% other intermediate chemicals.

➢  Performance Chemicals

Eastman manufactures complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for fiber and food and beverage ingredients, which are typically used in market niche applications. The Company also engages in custom manufacturing of complex organic chemicals where business is developed on a customer-by-customer basis after significant consultation and analysis. These niche and custom manufacturing products are typically priced based on the amount of value added rather than supply and demand factors. The Company also owns proprietary technology for the production of epoxybutene ("EpB™") oxirane, an intermediate with growing use in pharmaceuticals and other small volume, high-value specialty products. Additionally, performance chemicals produces nonanoyloxybenzenesulfonate ("NOBS") bleach activator for a key customer. These product lines comprised 23% of the PCI segment’s total sales for 2003.

•    Strategy

A two-pronged strategy for success in the PCI segment focuses on continuing to develop and access markets with high-growth potential for the Company’s performance chemicals, while maintaining its competitive advantage as a low-cost, high quality and customer service oriented supplier of products to other chemicals customers. The Company engages in customer focused research and development initiatives in order to develop new products and find additional applications for existing products, both in response to, and in anticipation of, customer needs. The Company believes that this strategy will enable it to remain a leader in application-specific, higher margin PCI products. For example, Eastman has been successful in developing new applications for some of its existing PCI products such as Sustane™ SAIB, which has long been used as a coatings additive and for inks end uses and has new applications in the U.S. as a stabilizer in citrus flavored drinks. Food and Drug Administration regulations now allow the use of SAIB for this application. In the future, the Company expects to continue to capitalize on applications such as these in biotechnology and in other industries, and intends to seek to create additional opportunities to apply its products in new and innovative ways.

In order to build on and maintain its status as a low-cost producer, Eastman continuously focuses on cost control, operational efficiency and capacity utilization to maximize earnings. The Company's highly integrated and world-scale manufacturing facilities position it to achieve its strategic goals. For example, the Kingsport, Tennessee manufacturing facilities allow the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. Similarly, at the Longview, Texas facility, the PCI segment utilizes local ethane and propane supplies along with Eastman's proprietary oxo-technology in the world’s largest single-site, oxo-aldehyde manufacturing facility to produce a wide range of alcohols, esters and other derivatives products. These integrated facilities, combined with large scale production processes and continuous focus on additional process improvements, allow the PCI segment to remain cost competitive with, and for some products cost-advantaged over, its competitors.

•    Customers and Markets

Because of the niche applications of the PCI segment’s performance chemical products, each individual product offering is tailored to specific end uses. Intermediates chemicals are generally more readily substitutable, and have a more identifiable potential customer base. In order to obtain a better understanding of its customers’ requirements, which in turn allows it to focus on developing application-specific products, the Company focuses on establishing long-term, partnership-oriented relationships with its customers. From time to time, customers decide to vertically integrate their own processes and internally develop products or diversify their sources of supply that had been provided by Eastman. Approximately 80% of the PCI segment’s sales revenue in 2003 was to 90 customers out of approximately 1,400 customers worldwide.

The PCI segment’s products are used in a variety of markets and end uses, including agrochemical, automotive, beverages, catalysts, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles and consumer and industrials. The markets for products with market-based pricing in the PCI segment are cyclical. This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. Demand, in turn, is based on general economic conditions, raw material and energy prices, consumer demand and other factors beyond the Company’s control. Eastman may be unable to increase or maintain its level of PCI sales in periods of economic stagnation or downturn, and future PCI results of operations may fluctuate from period to period due to these economic conditions. The Company believes many of these markets are arising from the "trough" of the cycle. Cyclicality is expected to remain a significant factor in the PCI segment, particularly in the near term, as existing capacity becomes absorbed and utilization rates increase from current levels. The Company believes that, as excess capacity is absorbed, it will be in a strong position to take advantage of the improved market conditions that accompany this cyclical upturn.

•    Competition

For the majority of the PCI segment's intermediates chemicals, there historically have been significant barriers to entry, primarily due to the fact that the relevant technology has been held by a small number of companies. As this technology has become more readily available, competition from multinational chemicals manufacturers has intensified. Eastman competes with these and other producers primarily based on price, as products are interchangeable, and, to a lesser extent, based on technology, marketing and other resources. Eastman’s major competitors for this part of the segment include large multinational companies such as Dow, Celanese AG, BASF, and Exxon Mobil Corporation. While some of the Company’s competitors within the PCI segment have greater financial resources than Eastman, which may better enable them to compete on price, the Company believes it maintains a strong position due to a combination of its scale of operations, breadth of product line, level of integration and technology leadership.

For performance chemicals and other niche applications, there are typically few equivalent products, as the products and their applications are very specialized. For this reason, producers compete with others only to the extent they attempt to manufacture similar or enhanced products that share performance characteristics. Barriers to entry in this market have typically been technology; cost due to raw material, integration, size or capacity issues; and customer service. On a general level, Eastman’s primary competitors for performance chemicals are multinational specialty chemical manufacturers such as Ciba Specialty Chemicals Holding Inc., Clariant International Ltd. and Lonza Group Ltd. Recently, an increasing number of producers, primarily from China and India, have been entering the market primarily on price, benefiting from low-cost labor, less stringent environmental regulations and government support. These producers may later focus on improving their product quality and customer service. Although the entry of new competitors is impacting the pricing of existing products, Eastman believes it currently maintains a competitive advantage over these competitors due to the combination of its research and development applications, low-cost manufacturing base due to vertical integration, long-term customer relations and related customer service focus, as well as the fact that these suppliers are frequently unable to produce products of consistently high quality.

SP SEGMENT

•    Overview

The SP segment produces highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, fibers/nonwovens, photographic and optical film, graphic arts and general packaging. In 2003, the SP segment had sales revenue of $608 million, which represented approximately 9% of Eastman’s total sales and 16% of Eastman Division’s total sales.

Specialty copolyester products within the SP segment, including modified specialty copolyesters such as Eastar™ and Spectar™, have higher than industry average growth rates. Eastman’s specialty copolyesters, which generally are based on Eastman's market leading supply of cyclohexane dimethanol ("CHDM") modified polymers, typically fill a market position between polycarbonates and acrylics. While polycarbonates traditionally have had some superior performance characteristics, acrylics have been less expensive. Specialty copolyesters combine superior performance with competitive pricing and are taking market share from both polycarbonates and acrylics as their performance characteristics continue to improve and their pricing remains competitive. The specialty copolyesters market also includes environmentally friendly specialty copolyesters and plastic sheeting that allow for flexibility in designing signs and displays.

The SP segment also includes cellulosic plastics, which has historically been a steady business with strong operating margins for the Company, and also includes what Eastman believes is a market-leading position in North American cellulose esters for tape and film products and cellulose plastics for molding applications.

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

•    Products

The SP segment’s key products are:

➢  Engineering and Specialty Polymers

Engineering and specialty polymers accounted for approximately 45% of the SP segment’s 2003 sales revenue. Engineering and specialty polymers include a broad line of polyesters, copolyesters, alloys, and cellulosic plastics that are sold to a diverse and highly fragmented customer base in numerous market segments on a global basis. Approximately 50% of the revenues from engineering and specialty polymers are generated in North America. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. Engineering and specialty polymers products are sold into three sectors: durable goods (components used in appliances and to a lesser degree, automobiles); medical goods (disposable medical devices, healthcare equipment and instruments, and pharmaceutical packaging); and personal care and consumer goods (housewares, cosmetics, tools, toys and a variety of other uses). Engineering and specialty polymers sales revenue is approximately 50% to personal care and consumer goods markets, approximately 30% to durable goods markets, and approximately 20% to medical goods markets.

Engineering and specialty polymers products are heavily specification-driven. The Company works with original equipment manufacturing companies to enable product designers to design polymers for a specified use in a specified product. Although the average life cycle of many of these products is shrinking over time, the Company works to identify uses for the polymers in products that will have multi-year lives. In working with original equipment manufacturing companies on new consumer product designs, new polymer products are often developed for use in a particular type of end-use product. There are numerous variations of polymer products sold under ten different trade names.

The Company competes in market niches requiring polymers with combinations of clarity, toughness and chemical resistance.

➢  Specialty Film and Sheet

Approximately 30% of the SP segment’s 2003 revenue resulted from sales of specialty film and sheet products. The key markets for specialty film and sheet are packaging, displays, and building and construction. The SP segment’s specialty film and sheet annual sales revenue is approximately 50% to packaging, 45% to displays and 5% to building and construction.

Direct customers are film and sheet producers, but extensive marketing activities target customers in end-use markets. The Company is a major supplier of resins to the specialty film and sheet markets, but with less than 10% of the global specialty film and sheet market, substantial growth opportunities exist for Eastman. The growth strategy is to penetrate new market segments or geographies and offer a substitute for other materials by providing an improved or lower cost solution or design flexibility that enhances the growth potential of the company’s customers.

Specialty film and sheet is sold in the packaging markets including medical and electronic component trays, shrink label films and multilayer films. Copolyester use in these markets is relatively mature with the exception of shrink label films. Competitive materials in these markets are typically PET polymers, PVC and polystyrene. Eastman’s primary brands for these markets are Eastar™ and Embrace™ copolyesters.

In the display market, Spectar™ copolyester is marketed primarily for point of purchase displays including indoor sign and store fixtures. Eastar™ copolyester is marketed into the graphics market. Copolyester use in these markets is expected to grow above market rates. Competitive materials in these markets are typically PET polymers, PVC, polymethylmethacrylate ("PMMA"), and PC.

The building and construction market is a new focus for specialty film and sheet beginning with Kelvx™ resin for the sign market. The Company plans to seek a number of new opportunities within this market. The use of copolyester in these markets is expected to grow significantly above market rates. Competitive materials in these markets are typically PMMA and PC.

➢  Packaging, Film and Fiber

Packaging, film and fiber products, which represented approximately 25% of the SP segment’s 2003 revenue, include a range of specialty polymer products for markets such as photographic, optical film, biodegradable food service packaging and industrial film, nonwovens and tapes/labels. Customers are typically manufacturers of film and fiber products, employing a range of processing technologies, including film and sheet melt extrusion, thermoforming, solvent casting, fiber extrusion and extrusion coating. These films and fibers products are further converted to produce value-added products, such as photographic film, adhesive tape, or nonwoven articles, which are sold as branded items. Products include cellulose esters, copolyesters, specialty polyesters and concentrates/additives. Packaging, film and fiber sales consist of 75% photographic and optical film, 15% tapes and labels, and 10% biodegradable, packaging, industrial film and nonwovens. Currently, North America comprises 85% of sales revenue for packaging, film and fiber. Competition is primarily from other producers of copolyesters and cellulose esters.

•    Strategy

The SP segment is focused on innovation and marketing and, within the past three years, has commercialized over 20 new products. Eastman Division believes that the continued differentiation of its current offerings and introduction of new products will provide access to previously underserved markets, such as its introduction of polymers with higher heat resistance and products designed to be environmentally friendly. Additionally, the SP segment develops product enhancements in order to respond to specific market needs, and expects this to result in increased market penetration for existing products. The SP model of innovation leverages a unique and growing portfolio of cellulosics and specialty copolyesters, such as Embrace™ for shrink film, Provista™ for retail displays, Durastar™ for cosmetic and household applications, and Kelvx™ resin for higher temperature sheet applications. This product portfolio is focused on substitution for other materials, such as PC, acrylic, or PVC, in applications that require clarity, toughness and chemical resistance.

The Company expects to continue to pursue profitable alliances with strategic customers to engage in branding in order to increase name recognition, to offer one of the industry’s widest varieties of products and to maintain its focus on high-growth markets, all with the intent of maximizing the return from its recognized brand position in its SP products.

•    Customers and Markets

The SP segment produces highly-specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess performance properties for value-added end uses such as appliances, in-store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tapes and labels, biodegradeables, fibers/nonwovens, photographic and optical, graphic arts and general packaging. The customer base in the SP segment is broad and diverse, consisting of over 900 companies worldwide in a variety of industries. Approximately 80% of the SP segment’s 2003 revenue was attributable to approximately 75 customers. The SP segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles. By doing so, Eastman Division is better able to understand its customers’ needs as those customers develop new products, and more effectively bring new solutions to market. Additionally, Eastman Division builds additional brand loyalty, lengthening the time before its products compete based entirely on price.

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

Eastman Division has a full array of products moving across the SP segment’s life cycle. For example, two commonly used plastics materials in the heavy gauge sheet market are acrylic and polycarbonate. In general, acrylics are lower in cost, but polycarbonates provide higher performance. Eastman’s products capture portions of both markets. Customers of the SP segment can select from products that offer improved performance over acrylics at a slightly higher cost, or products that are lower cost than polycarbonates while still possessing excellent performance properties. In this way, the SP segment is able to meet the industry need for low-cost, high performance plastics materials and maintain a significant advantage over its competitors. With regard to engineering and specialty polymers products, the Company competes in market niches requiring polymers with combinations of clarity, toughness and chemical resistance. Eastman’s primary competitors for engineering and specialty polymers are polymer companies such as Bayer AG, Dow, GE Plastics, and others, including PC, acrylic and clear acrylonitrile butadiene styrene ("ABS") producers in regions outside North America. Specialty film and sheet competitors include SK Chemical Industries ("SK") and Radici Chimica Deutschland GmbH ("Radici") for PETG. Competition for packaging, film and fiber products is primarily from other producers of copolyester such as, SK, KoSa, Gruppo Mossi & Ghisolfi ("M&G"), Nan Ya, and Wellman, Inc. ("Wellman"); producers of cellulose ester polymers such as Acetati and Daicel Chemical Industries, Ltd.; or producers of biodegradable polymers such as, Cargill Dow LLC, BASF, and DuPont. Intermaterial competition with other polymers such as acrylic, PVC, polystyrene, polypropylene and PC is also significant in several markets and applications. Channels to market include corporate accounts, direct sales, e-commerce, and distributors.

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

Eastman Division believes it has competitive advantages in copolyester and cellulose ester plastics. However, new competitors, such as SK in Asia and Radici in Europe, have entered the copolyester marketplace. These new competitors cannot yet produce the wide variety of specialty copolyesters offered by Eastman Division or the same level of technical assistance. Additionally, Eastman Division is committed to increasing the utilization of current capacity and maintaining its cost advantages obtained from its scale of operations and manufacturing experience. There can be no assurance, however, that the SP segment will be able to maintain this competitive advantage and if it is unable to do so, its results of operations could be adversely affected.

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

Eastman Division’s products are marketed through a variety of selling channels, with the majority of sales being direct and the balance sold primarily through indirect channels such as distributors. International sales tend to be made more frequently through distributors than domestic sales. Eastman Division's customers throughout the world have the choice of obtaining products and services through Eastman's website, www.eastman.com, through any of the global customer service centers, or through any of Eastman's direct sales force or independent distributors. Customers who choose to use the Company’s website can conduct a wide range of business transactions such as ordering online, accessing account and order status, and obtaining product and technical data.

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

Eastman Division’s products are shipped to customers directly from Eastman's manufacturing plants as well as from distribution centers worldwide, with the method of shipment generally determined by the customer.

Intellectual Property and Trademarks

The Company considers its Eastman Division-related intellectual property portfolio to be a valuable corporate asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights and trade secrets. The Company’s primary strategy regarding its Eastman Division-related intellectual property portfolio is to protect all innovations that provide its segments with a significant competitive advantage. The Company also derives value from its intellectual property by actively licensing and selling patents and expertise worldwide. In addition, when appropriate, the Company licenses technology from third parties that complement Eastman Division’s strategic business objectives. Neither Eastman Division’s business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad and diverse portfolio of chemicals and plastics, Eastman Division’s intellectual property and trademarks relate to a wide variety of products and processes. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Eastman Division cannot assure that it will be able to adequately protect all of its intellectual property assets.

Research and Development

Eastman Division devotes significant resources to its research and development programs, which are primarily targeted towards three objectives:

•  improving existing products and processes to lower costs, improve product quality and reduce environmental impact;

•  developing new products and processes; and

•  developing new product lines and markets through applications research.

In the last several years, research and development has developed a number of new copolyesters for specific market applications and has improved the Company’s specialty polyester manufacturing expertise. There has been a significant expansion in coatings and adhesives technologies, resulting in a number of new products in the waterborne and emulsion resins area. Eastman Division has discovered and is developing Bophoz™, a catalyst that has the potential to provide intermediates for medicinal drugs.

VORIDIAN DIVISION

Business and Industry Overview

The Voridian Division consists of the Polymers segment and the Fibers segment. The Polymers segment contains two principal product lines – polyethyleneterephthalate ("PET") polymers and polyethylene ("PE"). The PET polymers product line is large, global in scope and has the largest capacity share of all competitors in the polyesters for packaging industry. The PE product line is primarily North American in scope and has a relatively small market share. The Fibers segment is primarily made up of acetate tow, acetate yarn, and acetyl chemical products. Voridian is one of the two largest producers of acetate tow and acetate yarn, worldwide. Globally positioned to serve its growing markets, Voridian has eight manufacturing plants in six countries as well as two contract manufacturing arrangements in Asia.

PET polymers for the packaging industry are clear, lightweight plastics used in applications such as beverage containers, edible oil and other food containers, film and sheet. Packages made from PET polymers are characterized by their light weight, high strength, durability, clarity, low cost, safety and recyclability.

Voridian’s PE products consist of low density polyethylene ("LDPE") and linear low density polyethylene ("LLDPE") and are used in extrusion coating, film and molding applications.

Both the PET polymers and PE product lines compete to a large degree on price. Both can also be characterized as capital intensive. Success in each depends largely on attaining low cost through manufacturing scale, capacity utilization, access to reliable and inexpensive utilities, energy and raw materials, and efficient manufacturing processes.

The acetate tow market, which Voridian believes is approximately a $2 billion market annually, grew at a rate of approximately 2.0% annually from 1998 to 2003. Voridian estimates that, for 2003, the acetate tow market grew by 0.5% to 1% as compared to 2002. Three trends are contributing to the current increase in demand and are expected to do so in future years:

•  a decline in the use of polypropylene tow in China and its replacement by acetate tow;

•  requirements in the European Union, Brazil and China to reduce tar deliveries in cigarettes, resulting in cigarette filter manufacturers producing longer cigarette filters; and

•  an increase in production of filtered cigarettes worldwide.

If polypropylene tow usage in China were totally replaced by acetate tow over the next five years, the global market for acetate tow could grow at a rate of approximately 1% per year. Increased filter lengths due to legislated lower tar deliveries in the European Union, Brazil and China could increase the expected growth rate to 1% to 2% per year for the next few years. After polypropylene tow is replaced in China, the expected growth rate for worldwide demand is approximately 0.5% to 1.0% per year. Included within these estimates are adjustments for the expected decrease in cigarette production in the United States, which is expected to be more than offset by a greater increase in production overseas.

Voridian estimates that the market for acetate yarn was approximately $300 million in 2003. The demand for acetate yarn has declined 40% since 1998 due to the impact of business casual fashions and the substitution of polyester yarn. This decrease in demand has led to associated decreases in price and profitability throughout the market. The market demand has been steady for the past two years and is expected to continue at these levels for the next two to three years.

Strategy

Voridian participates in price sensitive markets where product performance is a requirement for involvement and low cost is the primary driver for success. As a result, the division’s strategic goals focus on maintaining quality products, operational excellence, and its global position as one of the most efficient producers of polymers and fibers in the world. The key elements of this strategy include:

•    Operational Efficiency

Voridian is a global leader in market share in two of its major product markets and expects to leverage its product knowledge, experience and scale to further reduce production costs and increase output. As a highly integrated major PET polymers producer and one of only a few integrated acetate fiber producers, Voridian intends to develop further efficiencies to enhance its cost position.

•    Superior Process Technology

Voridian has a demonstrated expertise in developing and implementing improved process technologies. Through efficient use of research and development, Voridian intends to continue that trend and to develop increasingly efficient technologies with the goal of lowering manufacturing costs and improving operating margins.

•    Capital Efficiency

Voridian intends to expand its production capabilities in a capital-efficient manner. Efforts will include maximizing capacity utilization at existing manufacturing facilities, reducing bottlenecks at those facilities, asset expansions utilizing improved process technologies, and smart growth through participation in strategic manufacturing alliances and contract manufacturing or toll arrangements.

•    Quality and Innovation

Voridian’s product quality and innovation make it a recognized industry leader in the markets in which it participates. Through the efficient use of research and development, Voridian will continue to develop and commercialize new products where customer needs and consumer preference offer improved returns or increased market share.

POLYMERS SEGMENT

•    Overview

In 2003, the Polymers segment had revenues of $1.8 billion, which represented 26% of the Company’s total sales and 72% of Voridian’s total sales. The segment consists of two principal product lines, PET polymers and PE.

PET polymers production is vertically integrated back to the raw material paraxylene for a substantial majority of its capacity. Voridian’s PET polymers for packaging product line is the world’s largest based on capacity share; is the most global based on manufacturing sites; and is the broadest based on formula diversity. PET polymers for packaging are used in a wide variety of products including carbonated soft drinks, water, beer, personal care items and food containers that are suitable for both conventional and microwave oven use. Voridian has PET polymers manufacturing sites in the United States, Mexico, Argentina, Great Britain, Spain and the Netherlands. In addition, Voridian has contract manufacturing arrangements at two sites in Asia. Voridian competes primarily in North America, Latin America and Europe. The PE product lines are manufactured entirely in the United States and have a relatively small market share.

•    Products

➢  PET Polymers

PET polymers are used in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial. PET polymers offer fast and easy processing, superb clarity, excellent colorability and color consistency, durability and strength, impact and chemical resistance and high heat stability.

➢  PE

The Polymers segment also offers a PE product line manufactured in the United States including LDPE and LLDPE. The LLDPE products are produced using the Company’s proprietary Energx™ manufacturing technology for gas-phase polyethylene production. Voridian PE products are used primarily for extrusion coating, film and molding applications. The LDPE and LLDPE product lines accounted for approximately 20% of the Polymers segment’s sales revenue in 2003.

•    Strategy

➢  Growth

Voridian intends to capitalize on the growth in the PET polymers industry with timely and efficient capacity additions including debottlenecking existing production processes, asset expansions, contract-manufacturing arrangements and manufacturing alliances. This smart growth strategy will rely on continuous process technology improvements from the efficient use of research and development.

➢  Innovation

Where driven by improved returns or increased market share, Voridian expects to continue to provide customers with innovative new products and incremental improvements in existing products. Voridian currently maintains the industry’s broadest product offering for PET polymers including: Voridian Aqua™ polymer for the water bottle market, Heatwave™ polymer for hotfill markets, Versatray™ polymer for the dual ovenable tray market, Amberguard™ polymer for the beer and pharmaceutical markets, Elegante™ polymer for the cosmetics and personal care markets, Vitiva™ polymer for ultraviolet (UV) light sensitive applications, and Voridian™ polymers for a wide range of markets including carbonated soft drink and other food and beverage packaging applications.

➢  Licensing

The company believes that the licensing of certain of its technologies, such as its EPTA™ (purified terephthalic acid) technology, for PET polymers, and Energx™ technologies, for PE, provides continuing revenue opportunities and intends to seek to expand these licensing efforts.

•    Customers and Markets

The largest 66 customers within the Polymers segment accounted for more than 80% of the segment’s total sales revenue in 2003. These customers are primarily PET polymer container suppliers to large volume beverage markets such as carbonated soft drinks, water and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids and household products. In 2003, the worldwide market for PET polymers, including containers, film and sheet, was over 9.5 million metric tons. Demand for PET polymers has grown briskly over the past several years, driven by its popularity as a substitute for glass and aluminum. PET polymers have already made significant inroads in soft drink and water bottles, and producers are currently targeting markets such as hot-fill and barrier containers for beer, soups and sauces. Industry analysts report that PET polymers consumption grew worldwide from 1.0 million metric tons in 1989 to approximately 8.9 million metric tons in 2002, a compound annual growth rate of 18.3%. Global demand for PET polymers is expected to grow approximately 10% annually over the next several years.

In the low-density polyethylene product line, Voridian is a significant producer of materials used in extrusion coating applications and is one of only two North American producers of acrylate copolymers. In the linear low-density polyethylene market, Voridian employs its proprietary Energx™ technology to produce products that compete in higher strength film and packaging markets.

•    Competition

➢  PET polymers

The strong growth in demand for PET polymers, coupled with ease of access to conventional manufacturing technology, has resulted in the presence of over 80 suppliers in this market in 2003, up from fewer than 20 in 1995. Voridian comes closest to being a global competitor with manufacturing sites in North America, Latin America and Western Europe as well as contract manufacturing arrangements in Asia. The level of competition, however, varies by region. Competition is primarily on the basis of price with product performance, quality, service and reliability being requirements for participation.

Industry pricing is strongly affected by raw material costs and capacity utilization. PET polymers global supply has exceeded demand since 1997 as a result of capacity being introduced into the market at a rate exceeding that of demand growth. While the demand for PET polymers continues to steadily increase, excess capacity, primarily in Asia, remains. Though other regions may approach a balanced supply/demand state in coming years, the excess Asian capacity is likely to impact PET polymers pricing worldwide.

➢  PE

Voridian is a niche polyethylene producer due to its size and ability to target specific markets. Competitive advantage in these markets is achieved via operating efficiencies and new product offerings. Some polyethylene producers are substantially larger than Voridian, and have greater market presence and resources devoted to polyethylene than Voridian. This may allow them, or other competitors, to price competing products at lower levels, or devote substantial resources to product development, that Voridian is unable or unwilling to match, which may at some point reduce Voridian’s polyethylene revenues.

Voridian intends to continue to develop and maintain competitive advantage through manufacturing process technology innovation, operational excellence, manufacturing integration, and the efficient execution of research and development.

FIBERS SEGMENT

•    Overview

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers, which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers. Voridian is one of the world’s two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began producing the product in the early 1950’s. Voridian is also one of the world’s two largest producers of acetate yarn. In 2003, the Fibers segment had sales revenue of approximately $715 million, which represented 10% of the Company’s total sales and 28% of Voridian’s total sales.

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

•    Products

Voridian’s main products in the Fibers segment are acetate tow, acetate yarn, and acetyl chemical products.

➢  Acetate Tow

Voridian manufactures acetate tow to customer specifications which are used to produce various filtration patterns for cigarettes.

➢  Acetate Yarn

Voridian is a market leader offering over 300 types of acetate yarn. Chromspun™ and Estron™ acetate yarns are used in apparel, home furnishings and industrial applications. Voridian acetate yarn products have characteristics that allow for highly efficient mill processability. From a retail customer’s perspective, garments containing Estron™ and Chromspun™ yarns have a silky feel, rich color, supple drape, breathability and comfort. Chromspun™ acetate yarn is available in more than 70 colors.

➢  Acetyl Chemical Products

Voridian’s acetyl chemicals are primarily comprised of acetate flake as part of its highly integrated production chain, along with acetylation-grade acetic acid and acetic anhydride for other acetate fiber producers. In addition, Voridian manufactures triacetin plasticizers for use by cigarette manufacturers as a bonding agent in cigarette filters.

•    Strategy

Voridian’s strategy in the Fibers segment is as follows:

➢  Position for Growth

In the Fibers segment, Voridian focuses on high quality products, excellent customer service, operational efficiencies, and potential alliances to take advantage of global market growth.

➢  Continue to Capitalize on Operating Expertise

The Fibers segment emphasizes incremental product and process improvements to continue to meet customers’ evolving needs and to maximize efficiencies in the supply chain through collaborative planning. The Fibers segment intends to further focus on refining its processes to lower manufacturing costs and provide additional product quality and operations improvements.

➢  Maintain Cost-Effective Operations and Consistent Cash Flows

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

•    Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of about 175 companies, primarily those involved in the production of cigarettes and in the textiles industry. The largest 20 customers within the Fibers segment, multinational as well as regional cigarette producers and textile industry fabric manufacturers, accounted for greater than 80% of the segment’s total sales revenue in 2003.

Voridian is well known for its expert technical service. Voridian periodically reviews customers’ processes and provides process training to some of its customers' employees to assist them in the efficient use of Voridian’s products. Voridian also engages in collaborative planning with its customers to maximize supply chain management. These customer-focused efforts, combined with Voridian’s long history and product quality reputation, have resulted in many long-term customer relationships, a key competitive advantage.

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

In the acetate tow market, Celanese AG has capacity in China and has announced construction of additional capacity through expansion of existing joint ventures with the government-owned China National Tobacco Corporation. Increased local production in China may diminish access to this market by Voridian and other competitors. Global capacity utilization rates and pricing for acetate tow also could be adversely affected.

Within the acetate yarn market, product quality, technical service and global distribution are key competitive factors. Particularly with respect to textile customers, a majority of the customer base and production capacity has moved to regions where Voridian does not have manufacturing sites. This shift in the worldwide customer base requires Voridian to capitalize upon its global product distribution capability, product quality, and technical service capability.

VORIDIAN DIVISION GENERAL INFORMATION

Sales, Marketing and Distribution

Voridian primarily markets its products through direct sales channels; however, it employs contract representatives and resellers where beneficial. As part of its commitment to customer and technical service which leads to increased repeat sales, Voridian periodically provides audits of customers’ processes, as well as process training to some of its customers' employees. Voridian is committed to maintaining its high level of customer service by remaining current with customer needs, market trends and performance requirements.

Through the use of e-business platforms that improve connectivity and reduce costs, Voridian offers its customers an internet option, www.voridian.com, for placing and tracking orders, generating reports and bidding at online auctions. Voridian also provides integrated direct capabilities to customers, allowing enhanced collaborative planning to improve supply chain efficiencies.

Intellectual Property and Trademarks

The Company believes that significant advantages can be obtained through the continued focus on branding its products and, for this reason, protects its Voridian Division-related intellectual property through a combination of patents that expire at various times, trademarks, licenses, copyrights and trade secrets. The Company expects to expand its portfolio of technologies licensed to other companies in the future. To date, the Company has selectively licensed a fairly extensive portfolio of patented Voridian polyester, intermediates, and polyethylene technologies. The Company has formed an alliance to license PTA technology, trademarked EPTA, to Lurgi Oel Gas Chemie, an EPC firm headquartered in Germany and to SK, a PET and EPTA producer headquartered in South Korea. Energx™ polyethylene technology has been licensed to Chevron-Phillips Chemical Company, headquartered in the United States, Hanwha Chemical, headquartered in South Korea, and BP Amoco ("BP"), headquartered in the United Kingdom. BP is also licensed to market and sub-license the technology to other gas-phase LLDPE producers. Additionally, the Company has formed an alliance with W.R. Grace/Davison Catalysts to further exploit Energx™ globally. Voridian Division’s intellectual property portfolio is an important asset. However, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Voridian Division cannot assure that it will be able to adequately protect all of its intellectual property assets.

Research and Development

➢  Polymers Segment

Voridian directs its research and development programs for the Polymers segment toward five key objectives:

•    Lowering manufacturing costs through process technology innovations and process improvement efforts;

•    Developing new products and services in PET polymers through applications research and customer feedback;

•    Developing new products and processes that are compatible with Voridian’s commitment to producing more environmentally friendly products;

•    Enhancing product quality by improvement in manufacturing technology and processes; and

•    Marketing, licensing and delivering PET polymers, EPTA™ and polyethylene product and production technologies.

Voridian’s research and development efforts in the Polymers segment have resulted in significant improvements in manufacturing process efficiencies and are continuing to yield sustainable competitive advantage. Those efforts have also resulted in new products that have met with wide acceptance in the marketplace. In the PET polymers business, Voridian has introduced sixteen new products since the beginning of 2000 including two Voridian Aqua™ polymer formulas for the water market, two Elegante™ polymer formulas for the personal care/cosmetics market, AmberGuard™ polymer for the beer market, Heatwave™ polymer for hot-fill beverage applications that require ultra-violet (UV) protection, VersaTray™ polymer for food packaging and cooking, suitable for both conventional and microwave oven use, and new enhanced reheat resins for the European and Asian markets. In the polyethylene business, Voridian has commercialized a group of new, higher-value polyethylene products with increased tear strength and impact performance such as Mxsten™ and Voridian Hifor™.

➢  Fibers Segment

In the acetate yarn business, Voridian has commercialized Estron Plus™ which is a combination yarn. Estron Plus™ is a blend of Estron acetate and nylon. Garments of Estron Plus™ offer the consumer the rich colors and luxurious feel of acetate and the durability and washability of nylon. Estron Plus™ is featured in high fashion designer garments.

Research and development efforts for the Fibers segment are primarily focused on incremental process and product improvements, as well as cost reduction, with the goal of increasing sales and reducing costs. Recent achievements have included fiber product advancements that allow improved processability on customers’ equipment and improved packaging design. Voridian also engages in research to assist acetate tow customers in the cigarette industry in the effective use of Voridian products and in the customers’ own product development efforts.

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment

•    Overview

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian Corporation ("Cendian"), a logistics provider for chemical companies; Ariel Research Corporation ("Ariel"), a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s Gasification Services, a provider of consulting and operations services to third-party gasification plant operators.

➢  Cendian Corporation

Launched by the Company in 2000, Cendian is an Eastman subsidiary that markets a complete logistics solution for small to mid-sized chemical manufacturers. By streamlining and automating logistics business processes, Cendian enables its customers to focus on their core business and reduce operational and capital expenses. Cendian supports substantially all of the Company's worldwide logistics requirements, as well as those of other chemical manufacturers under multi-year agreements. Cendian leverages state-of-the-art technologies with the Company's long standing distribution and logistics capabilities and strong reputation and brand in the chemicals industry to transport chemicals for its customers from their source location to any destination in the world via all modes of transportation.

➢  Ariel Research Corporation

In January 2002, Eastman acquired Ariel Research Corporation ("Ariel"). Ariel, headquartered in Bethesda, Maryland, is a leading provider of worldwide regulatory information and software products that enable corporations to manage product safety and stewardship functions, including requirements for workplace, environmental, and dangerous goods compliance. Ariel’s comprehensive product offerings arise from its over 14 year history of delivering improvement protocols for environmental, health and safety operations and from the successful delivery of quality and efficient improvements to environmental, health and safety operations. Its customers include major global corporations in the chemical, pharmaceutical and consumer products markets.

➢  Eastman Gasification Services

The Company has launched a service business to assist owners of gasification plants, including those built as an alternative clean technology for power generation. Recognized as an industry leader in reliability and efficiency of gasification operations, Eastman has operated a coal gasification plant in Kingsport, Tennessee for approximately 20 years. The Company has leveraged its expertise in gasification by offering operations and maintenance services to third party gasification facilities. In the fourth quarter of 2002, the Company entered into a cooperative agreement with Texaco Development Corporation, a wholly- owned subsidiary of ChevronTexaco Corporation, that enables the Company to provide operation, maintenance, management and technical services, as well as parts fabrication and sales, for gasification plants of Texaco Development licensees.

In addition, Developing Businesses is evaluating and investing in additional potential growth opportunities utilizing its stage gate guidelines described below.

Strategy

Developing Businesses is expanding beyond the Company’s core business of chemicals, plastics, and fibers manufacturing to develop less capital-intensive businesses and platforms that allow it to take advantage of its long-term customer relationships, operational skills and technological capabilities. Developing Businesses uses a disciplined stage gating process in evaluating investments to weigh expected returns against investment levels at various stages of development. Those that meet the initial requirements go on to the next stage where a cross-functional team of experts from marketing, technology, business and finance determine if there is a compelling business plan, and viable means for capturing value from it.

Customers and Markets

Cendian targets its offerings to North American-based medium and smaller size chemical manufacturers with global operations. The Company is a significant customer of Cendian.

Ariel's customers include major global corporations in the chemical, pharmaceutical and consumer products markets. They include Dow, Schering Plough, General Electric and IBM.

Eastman Gasification Services serves current owners of gasification plants, as well as parties investigating or intending to build a new gasification plant.

Competition

Cendian's target market is highly fragmented, characterized by many competitors offering partial solutions for the logistics requirements of chemical manufacturers. Competition also arises from in-house capabilities.

The market for Ariel's chemical regulatory products is fragmented. Most of the services provided by Ariel are currently performed internally at most large chemical companies.

Because of the specialized nature of the Developing Businesses segment coal gasification services, there are few third party providers of similar services. Customer alternatives to these services are to use internal resources, supplemented by assistance from engineering firms or the gasification technology supplier.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sources and Availability of Raw Materials and Energy

Eastman purchases a substantial portion, estimated to be approximately 70%, of its key raw materials and energy through long-term contracts, generally of three to five years initial duration with renewal or cancellation options for each party. Most of those agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, although derivative financial instruments, valued at quoted market prices, have been utilized to mitigate the impact of short-term market price fluctuations. Key raw materials and purchased energy include paraxylene, ethylene glycol, PTA, propane and ethane, cellulose, methanol, coal, natural gas, electricity, and a wide variety of precursors for specialty organic chemicals. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of the supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans that would minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors. The Company’s total cost of raw materials as a percent of total cost of operations was estimated to be approximately 50% in 2003.

Capital Expenditures

Capital expenditures were $230 million, $427 million, and $234 million in 2003, 2002, and 2001, respectively. Capital expenditures for 2002 included $161 million related to the purchase of certain machinery and equipment previously utilized under an operating lease.

In 2004, Eastman expects that capital expenditures and other directed investments for small acquisitions and other ventures will increase compared to 2003, but will be no more than depreciation and amortization. Efficiency of capital utilization is a key element of the Company's strategy to improve gross margins and, where appropriate, alliances, joint ventures, acquisitions of existing businesses, and tolling arrangements are used to expand available capacity using less capital.

Employees

Eastman employs approximately 15,000 men and women worldwide. Approximately 11% of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 57% of the Company's 2003 sales revenue.

Intellectual Property and Trademarks

While the Company’s intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns well over 1,000 active United States patents and more than 900 active foreign patents, expiring at various times over several years, and also owns over 3,000 active worldwide trademarks. The Company’s intellectual property relates to a wide variety of products and processes. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot assure that it will be able to adequately protect all of its intellectual property assets.

Research and Development

For 2003, 2002 and 2001, Eastman’s research and development expense totaled $173 million, $159 million and $160 million, respectively. Research and development expenses are expected to decrease in 2004; however, the Company will continue to increase its technology efforts associated with new products and process technologies.

Seasonality

The Company typically experiences a seasonal decline in earnings in the fourth quarter. Demand in the CASPI segment is typically stronger in the second and third quarters due to increased use of coatings products in the building and construction industries, and weaker during the winter months and the holiday season because of seasonal construction downturns. The Polymers segment typically experiences stronger demand for PET polymers for beverage plastics during the second quarter due to higher consumption of beverages, while demand typically weakens during the third quarter. Seasonality in the SP segment is associated with certain segments of the photographic and adhesive tape market, coupled with the effect of a typical year-end inventory reduction by several customers.

Environmental

Eastman is subject to laws, regulations and legal requirements relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business. These health, safety and environmental considerations are a priority in the Company’s planning for all existing and new products and processes. The Health, Safety, Environmental and Security Committee of Eastman’s Board of Directors reviews the Company's policies and practices concerning health, safety and the environment and its processes for complying with related laws and regulations, and monitors related matters.

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

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher or lower costs.

Other matters pertaining to health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 11 to the Company’s consolidated financial statements.

Backlog

On January 1, 2004, Eastman’s backlog of firm sales orders was estimated to be approximately $238 million compared with approximately $233 million at January 1, 2003. The Company adjusts its inventory policy to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Investment in Genencor

The Company holds an approximate 42% equity interest in Genencor International, Inc. ("Genencor"). Genencor is a publicly traded biotechnology company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets, and a developer of integrated genomics technology. The Company, which was an early stage investor and held a 50% interest prior to Genencor's initial public offering in 2000, believes this investment provides the opportunity for a financial return. Genencor is accounted for by the equity method of accounting for investments in common stock. Genencor’s common stock is registered under the Securities Exchange Act of 1934 and is listed on the NASDAQ National Market System under the symbol GCOR. See the "Investments" section of Note 1 and Note 5 to the Company’s consolidated financial statements for more information on the accounting for this investment and its current market value.

Available Information – SEC Filings and Corporate Governance Materials

The Company makes available free of charge, through the "Investors – SEC Filings" section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the "SEC"). Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Eastman Chemical Company, that electronically file with the SEC at http://www.sec.gov.

The Company also makes available free of charge, through the "Investors – Corporate Governance" section of its internet website ( www.eastman.com ), the Corporate Governance Guidelines of its Board of Directors, the charters of each of the committees of the board, and codes of ethics and business conduct for directors, officers and employees. Such materials are also available in print upon the written request of any stockholder to Eastman Chemical Company, P.O. Box 511, Kingsport, Tennessee 37662-5075, Attention: Investor Relations.

Financial Information About Geographic Areas

For information about revenues and long-lived assets based on geographic areas, see Note 20 to the Company’s consolidated financial statements.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

J. Brian Ferguson, age 49, is Chairman of the Board and Chief Executive Officer. Mr. Ferguson joined the Company in 1977. He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1997, was named President, Eastman Chemical Asia Pacific in 1998, became President, Polymers Group in 1999, became President, Chemicals Group in 2001, and was elected to his current position in 2002.

James P. Rogers, age 52, was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003. Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002, was also appointed Chief Operations Officer of Eastman Division. Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation ("GAF"). He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Allan R. Rothwell, age 56, is Executive Vice President of the Company and President of Voridian Division. Mr. Rothwell joined the Company in 1969, became Vice President and General Manager, Container Plastics Business Organization in 1994, and was appointed Vice President, Corporate Development and Strategy in 1997. He was named Senior Vice President and Chief Financial Officer in 1998, became President, Chemicals Group in 1999, became President, Polymers Group in 2001, and was appointed to his current position in 2002.

Theresa K. Lee, age 51, is Senior Vice President, Chief Legal Officer and Corporate Secretary. Ms. Lee joined Eastman as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997. She became Vice President, General Counsel, and Secretary of Eastman in 2000 and was appointed to her current position in 2002.

Richard A. Lorraine, age 58, joined Eastman in November 2003 as Senior Vice President and Chief Financial Officer. Mr. Lorraine served as Executive Vice President and Chief Financial Officer of Occidental Chemical Corporation from 1995 until 2003, and at ITT Automotive Group as President of the Aftermarket Group from 1990 to 1995 and Vice President and Chief Financial Officer from 1985 to 1990. Mr. Lorraine started his career with Westinghouse Electric Corporation, where he held various financial positions.

Roger K. Mowen, Jr., age 58, is Senior Vice President, Developing Businesses and Corporate Strategy. Mr. Mowen joined Eastman in 1971. He was named Vice President and General Manager, Polymer Modifiers in 1991, Superintendent of the Polymers Division in 1994, President, Carolina Operations in 1996, Vice President, Customer Demand Chain in 1998, Vice President, CustomerFirst and Chief Information Officer in 1999, Vice President, Global Customer Services Group and Chief Information Officer in 2000, and appointed Senior Vice President, Global Customer Services Group and Chief Information Officer in 2001. He was appointed to his current position in March 2003. As previously announced, Mr. Mowen is retiring from the Company effective May 31, 2004, at which time his responsibilities will be assumed by other current Eastman officers.

Gregory O. Nelson, age 52, is Senior Vice President and Chief Technology Officer. Dr. Nelson joined Eastman in 1982 as a research chemist and held a number of positions in the research and development organization. He became Director, Polymers Research Division in 1995 and was named Vice President, Polymers Technology in 1997. He was appointed to his present position in 2001 and named Senior Vice President in 2002.

Norris P. Sneed, age 48, is Senior Vice President, Human Resources, Communications and Public Affairs. Mr. Sneed joined the Company in 1979 as a chemical engineer. In 1989, he was assigned to Eastman’s Arkansas Operations where he was superintendent for different manufacturing and new business development departments. In 1997, he served as assistant to the CEO. He was named managing director for Eastman’s Argentina operations in 1999, Vice President of Organization Effectiveness in the Human Resources, Communications and Public Affairs Organization in 2001, and was appointed to his current position in June 2003.

EXECUTIVE OFFICERS OF THE COMPANY

Curtis E. Espeland, age 39, is Controller of the Company. Mr. Espeland joined Eastman in 1996. At Eastman, Mr. Espeland has served as Director of Internal Auditing and Director of Financial Services, Asia Pacific, was named Assistant Controller of the Company and Controller of Eastman Division in 2002, and was appointed to his current position in December 2002. Prior to joining Eastman, he was an audit and business advisory manager with Arthur Andersen LLP.

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2003, Eastman operated 35 manufacturing sites in 16 countries. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all of the properties are owned. The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility

Location	CASPI	PCI	SP	Polymers	Fibers

USA and Canada Batesville, Arkansas	x	x
Lynwood, California	x
Columbus, Georgia	x
Forest Park, Georgia	x
Carpentersville, Illinois	x
Jefferson, Pennsylvania	x
Columbia, South Carolina			x	x
Roebuck, South Carolina	x
Kingsport, Tennessee	x	x	x	x	x
LaVergne, Tennessee	x
Ennis, Texas	x
Longview, Texas	x	x		x
Franklin, Virginia*	x
Pleasant Prairie, Wisconsin	x
Europe Kallo, Belgium	x
Sokolov, Czech Republic	x	x
Hartlepool, England			x
Workington, England				x	x
Hamburg, Germany	x
Waterford, Ireland	x
Cola’ di Lazise, Italy	x
Sant’ Albano, Italy	x
Middelburg, Netherlands	x
Rotterdam, Netherlands**				x
San Roque, Spain		x	x	x
Molndal, Sweden	x
Llangefni, Wales		x
Asia Pacific Funing, China	x
Nanping, China	x
Tianjin, China	x
Kuantan, Malaysia**			x
Jurong Island, Singapore**		x

Latin America Zarate, Argentina		x
Cosoleacaque, Mexico		x
Uruapan, Mexico	x

* indicates a location that Eastman leases from a third party.
** indicates a location that Eastman leases from a third party under a long-term ground lease.

Eastman has a 50% interest in Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant. The production of cellulose acetate is an intermediate step in the manufacture of acetate tow and other cellulose acetate based products. The Company also has a 50% interest in a manufacturing facility in Nanjing, China. The Nanjing facility produces Eastotac™ hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. Eastotac™ hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications. The Company also has a 51% interest in a manufacturing facility that is currently under construction in Zibo City, China. The Zibo City facility will produce Texanol™ ester alcohol coalescing aid for the paint market and TXIB™ plasticizer for the glove and flooring markets.

Eastman has distribution facilities at all of its plant sites. In addition, the Company owns or leases over 100 stand-alone distribution facilities in the United States and 17 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Miami, Florida; Rotterdam, the Netherlands; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kallo, Belgium; Kingsport, Tennessee; Kirkby, England; Pleasant Prairie, Wisconsin, Sant Albano, Italy; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, the Netherlands; Miami, Florida; and Singapore.

A summary of properties, classified by type, is contained in Note 3 to the Company’s consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Only two of these lawsuits have not been resolved via settlement. One of the cases has been inactive for more than a year.  In the other case, the trial court decided in October 2002 that the case would not proceed as a class action, though that decision has been appealed by the plaintiff.

In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. One of those six cases has been settled; defense motions to dismiss were granted in four state cases; one of those dismissals has been appealed and none of the other three are yet final.  Seven other states have advised the Company that they intend to bring similar actions against the Company and others. A settlement with those seven states has tentatively been reached.

The Company has recognized charges to earnings for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases were dismissed or settled without a material effect on Eastman’s financial condition, results of operations, or cash flows.

In recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman.  Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960's and the early 1970's.  The Company's investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company.

The Company recently reached an agreement with plaintiffs' counsel to resolve many of these claims. The Company intends to defend vigorously the approximately 2000 remaining claims or to settle them on acceptable terms.

The Company continues to evaluate the allegations and claims made in recent asbestos-related lawsuits and its insurance coverages. Based on such evaluation to date, the Company continues to believe that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods. To date, costs incurred by the Company related to the recent asbestos-related lawsuits have not been material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 2003.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol EMN. The following table presents the high and low closing sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2002 and 2003.

		High	Low	Cash Dividends Declared
2002	First Quarter	$48.99	$37.82	$0.44
	Second Quarter	49.04	43.30	0.44
	Third Quarter	47.82	38.17	0.44
	Fourth Quarter	40.53	35.35	0.44
2003	First Quarter	$38.40	$27.89	$0.44
	Second Quarter	33.95	28.82	0.44
	Third Quarter	36.60	31.46	0.44
	Fourth Quarter	39.53	31.46	0.44

As of December 31, 2003, there were 77,388,646 shares of the Company's common stock issued and outstanding, which shares were held by 36,265 stockholders of record. These shares include 144,825 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2004. Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend policy may change at any time.

For information concerning issuance of shares and option grants in 2003 under compensation and benefit plans and shares held by the Company's charitable foundation, see Notes 13 and 14 to the Company’s consolidated financial statements.

Information required by Item 201(d) of Regulation S-K is set forth under Part III — Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

Summary of Operating Data

(Dollars in millions, except per share amounts)	2003	2002		2001	2000	1999

Sales	$5,800	$5,320		$5,390	$5,292	$4,590
Operating earnings (loss)	(267)	208		(120)	562	202
Earnings (loss) from operations before cumulative effect of change in accounting principle	(273)	79		(175)	303	48
Net earnings (loss)	(270)	61		(175)	303	48

Basic
Earnings (loss) per share before
cumulative effect of change in
accounting principle	$(3.54)	$1.02	$	(2.28)	$3.95	$0.61
Cumulative effect of change in
accounting principle, net	0.04	(0.23)		-	-	-

Net earnings (loss) per share	$(3.50)	$0.79	$	(2.28)	$3.95	$0.61

Diluted
Earnings (loss) per share before
cumulative effect of change in
accounting principle	$(3.54)	$1.02	$	(2.28)	$3.94	$0.61
Cumulative effect of change in
accounting principle, net	0.04	(0.23)		-	-	-

Net earnings (loss) per share	$(3.50)	$0.79	$	(2.28)	$3.94	$0.61

Statement of Financial Position Data

Current assets	$2,010	$1,547		$1,464	$1,523	$1,489
Net properties	3,419	3,753		3,627	3,925	3,950
Total assets	6,230	6,287		6,092	6,550	6,303
Current liabilities	1,477	1,247		960	1,258	1,608
Long-term borrowings	2,089	2,054		2,143	1,914	1,506
Total liabilities	5,187	5,016		4,710	4,738	4,544
Total stockholders’ equity	1,043	1,271		1,382	1,812	1,759
Dividends declared per share	1.76	1.76		1.76	1.76	1.76

In 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards ("SFAS") No. 142. As a result of the adoption of SFAS No. 142, results for the years 2002 and 2003 do not include certain amounts of amortization of goodwill and indefinite-lived intangible assets that are included in prior years’ financial results. See Note 4 to the Company’s consolidated financial statements for additional information.

Effective January 1, 2003, the Company’s method of accounting for environmental closure and postclosure costs changed as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." If the provisions of SFAS No. 143 had been in effect in prior years, the impact on the Company’s financial results would have been immaterial. See Note 23 to the Company’s consolidated financial statements for additional information.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States of America, and should be read in conjunction with the Company's consolidated financial statements included elsewhere in this Annual Report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, doubtful accounts, impaired assets, environmental costs, pensions and other postemployment benefits, goodwill and other intangibles, and litigation and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies described below are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

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

Since the volume incentives and their usefulness to the Company are largely based on the overall supply and demand in the markets for the products the Company produces, significant changes in supply and demand can positively or negatively impact the effectiveness of the Company’s customer programs and incentives. This has been particularly true for the Company’s PET Polymers business.

The Company’s reserve for customer programs and incentives was $45 million, $50 million, and $44 million at December 31, 2003, 2002, and 2001, respectively, and was recorded as a reduction of trade receivables. If market conditions change, the Company could be forced to take actions to adjust customer incentive offerings to maintain market share and capacity utilization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts (the "allowances") for estimated losses resulting from the inability of its customers to make required payments. The allowances are based on the relative age of each individual receivable and management’s regular assessment of the financial condition of the Company’s customers. Additionally, management regularly reviews credit limits based on payment activity and other customer related factors to determine whether or not to extend credit and what other limiting terms, such as prepayment requirements, will be levied on given customers. The Company increases the allowances based on a monthly evaluation of the aged receivables, and based on their age, writes off a certain percentage. These expectations have historically been relatively accurate with regard to most of the Company’s customers. However, under certain circumstances, such as a customers’ bankruptcy, the Company will increase the allowance to reflect the collectability of the receivable.

The Company believes, based on historical results, the likelihood of actual write offs having a material impact on financial results or earnings per share is low. However, if one of the Company’s key customers were to file for bankruptcy, or otherwise be unable to make its required payments, or there was a significant continued slow down in the economy, the Company could be forced to increase its allowances. This could result in a material charge to earnings.

The Company’s allowances were $28 million, $32 million, and $35 million at December 31, 2003, 2002, and 2001, respectively. Further information is provided in Schedule II, "Valuation and Qualifying Accounts."

Impaired Assets

The Company evaluates the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

As the Company’s assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in recognition of a charge or benefit to earnings. The Company recorded fixed (tangible) asset impairments of $291 million and definite-lived intangible asset impairments of $128 million during 2003. For more information, see Note 15 to the Company’s consolidated financial statements.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $34 million to the maximum of $52 million at December 31, 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations," the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to land fills, water treatment facilities, and ash ponds. When these types of assets are constructed, a reserve is established for the future environmental remediation anticipated to be associated with the closure of the site based on an expected life of the environmental assets. These future expenses are accreted into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to 50 years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, the future expenses to be accreted into earnings could increase or decrease.

The Company’s reserve for environmental contingencies was $61 million, $60 million, and $54 million at December 31, 2003, 2002, and 2001, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives.

For additional information see Note 1, 11 and 23 to the Company’s consolidated financial statements and Schedule II, "Valuation and Qualifying Accounts."

United States Pension and Other Postemployment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care cost trends. At December 31, 2003, the Company assumed a discount rate of 6.25%; an expected return on assets of 9%; a rate of compensation increase of 3.75%; and an initial health care cost trend of 10%. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation.

The following table illustrates the sensitivity to a change in the expected return on assets and assumed discount rate for U.S. pension plans and other postretirement welfare plans:

Change in Assumption	Impact on 2004 Pre-tax U.S. Pension Expense	Impact on December 31, 2003 Projected Benefit Obligation for U.S. Pension Plans	Impact on December 31, 2003 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$48 Million	+$28 Million

25 basis point increase in discount rate	-$5 Million	-$46 Million	-$27 Million

25 basis point decrease in expected return on assets	+$2 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$2 Million	No Impact	N/A

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other postemployment benefit obligations are established each December 31. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equities markets. The assumed discount rate is based upon an index of high-quality, long-term corporate borrowing rates. If actual experience differs from these assumptions, the difference is recorded as an unrecognized gain (loss) and then amortized into earnings over a period of time, which may cause the cost of providing these benefits to increase or decrease. The charges applied to earnings in 2003, 2002, and 2001 due to the amortization of unrecognized actuarial losses were $32 million, $20 million, and $8 million, respectively.

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate will impact the cash contributions to be made to the pension plans during 2004. However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders’ equity, as of December 31, 2004 for the impact on the pension’s projected benefit obligation of the change in interest rates, if any. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement and attrition rates of employees, and other factors.

For additional information see Note 9 to the Company’s consolidated financial statements.

Litigation and Contingent Liabilities

From time to time, the Company and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos; patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

2003 OVERVIEW

Over the past several years, key determinants of profitability for the Company have included: generally slow economic growth, particularly for manufacturing; fluctuations in raw material and energy costs, with those costs increasing substantially in late-2002 and remaining at historically high levels during 2003; and the ability to obtain sales price increases for the Company’s products necessary to preserve or expand margins. In addition, many of the markets that Eastman serves have been impacted by substantial capacity additions that led to lower capacity utilization levels, limiting the ability to obtain sales price increases for some of the Company’s products. As a result, the Company’s gross profit has been negatively impacted.

In 2003, the Company’s gross profit was negatively impacted by approximately $100 million compared to 2002 due to higher raw material and energy costs that were partially offset by higher selling prices. In 2002, the Company’s gross profit was negatively impacted by approximately $100 million compared to 2001 due to selling prices declining more than raw material costs, partially offset by higher sales volumes. In both years, the Company implemented various cost reduction efforts to improve profitability.

Eastman has also recorded significant impairment and restructuring charges. In 2003, the Company recognized $489 million of asset impairments and restructuring charges and $34 million of goodwill impairments. In 2002 and 2001, such charges were $5 million and $396 million, respectively. These charges were primarily the result of restructuring, divestiture and consolidation actions.

The Company continues to implement a number of initiatives to improve profitability and cash flows. These include:

•  Continued portfolio evaluation across the Company, particularly in the Eastman Division, with the expectation that some product lines will be removed from the portfolio;
37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•  Restructuring, divestiture, and consolidation actions in the CASPI segment;

•  Narrowing the focus for the Developing Businesses Division, resulting in improved operating results; and

•  Cost and working capital reduction efforts throughout the Company.

In addition, the Company has and continues to maintain a number of commitments which demonstrate financial discipline. These include:

•  Capital expenditures to be no more than depreciation and amortization;

•  The combination of sales and general administrative expenses and research and development expenses will be at or below 10 percent of sales revenue;

•  Priorities for use of available cash from operations are to pay the quarterly cash dividend, reduce outstanding borrowings, and fund targeted growth initiatives such as small acquisitions and other ventures.

The Company anticipates profitability and operating cash flows to improve in 2004 due to the actions being taken in the CASPI segment, improved results in the Developing Businesses segment, and generally improved economic conditions. In addition, the Company expects raw material and energy costs to increase slightly in 2004 compared with 2003, and that the ability to obtain sales price increases will be a key driver of profitability.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2003 COMPARED WITH 2002

The Company’s results of operations as presented in the Company’s consolidated financial statements appearing in this Annual Report are summarized and analyzed below:

Earnings (Loss)

(Dollars in millions, except per share amounts)	2003	2002

Operating earnings (loss)	$(267)	$208
Net earnings (loss) before cumulative effect of change in accounting principle	(273)	79
Net earnings (loss)	(270)	61
Earnings (loss) per share
--Basic	(3.50)	0.79
--Diluted	(3.50)	0.79

Asset impairments and restructuring charges, net	489	5
Goodwill impairments	34	--
Other operating income	(33)	--

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating results for 2003 declined to a loss of $267 million compared to operating earnings for 2002 of $208 million. The decline in operating earnings was primarily attributable to asset impairments and restructuring charges and goodwill impairments of $489 million and $34 million, respectively. Other operating income related to a gain of $20 million for the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the SP segment, and a gain of $13 million for the sale of the Company’s colorant product lines and related assets, which were formerly part of the CASPI segment. Additionally, higher raw material and energy costs partially offset by higher selling prices had a negative impact on gross profit of approximately $100 million. Continued cost reduction efforts and favorable foreign currency exchange rates had a positive impact on earnings.

Other factors impacting operating earnings for 2003 include:

•  a reduction in costs of approximately $40 million as a result of the previously reported change in vacation policy which was part of cost reduction measures implemented by the Company in the first quarter 2003.
•  a gain of approximately $14 million from the insurance settlement related to the previously disclosed 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities;
•  increased pension and other post-employment benefits expense of approximately $25 million.
•  lower depreciation and amortization expense of $30 million.

Operating results for 2002 were negatively impacted by several items:

•  approximately $39 million due to operational disruptions at the Company’s Columbia, South Carolina and Rotterdam, the Netherlands facilities;
•  costs pertaining to asset charges relating primarily to equipment dismantlement and other write-offs recorded in 2002 totaling approximately $17 million;
•  an unfavorable shift in product mix; and
•  asset impairments and restructuring charges totaling approximately $5 million (as described more fully below and in Note 15 to the Company’s consolidated financial statements).

Net earnings for 2002 included the write-down to fair value of certain technology business venture investments and a loss of $12 million due to re-measurement of an Argentine peso-denominated tax receivable.

(Dollars in millions)	2003	2002	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$5,800	$5,320	9%	(1) %	5%	1%	4%

Sales revenue increased for 2003 compared to 2002 primarily due to increased selling prices, particularly for the polymers and the PCI segments, and favorable foreign currency exchange rates, particularly for the euro, of $275 million and $192 million, respectively. The increase in selling prices was primarily in response to an increase in raw material and energy costs. The Company plans to implement additional price increases in 2004 as needed to offset additional increases in raw material and energy costs.

(Dollars in millions)	2003	2002	Change

Gross Profit	$810	$779	4%
As a percentage of sales	14.0%	14.6%

Gross profit for 2003 increased compared to 2002 primarily due to higher selling prices, continued cost reduction efforts, and favorable foreign currency exchange rates that more than offset higher raw material and energy costs. The higher raw material and energy costs were primarily attributable to the following raw materials: propane, paraxylene, ethylene glycol, and natural gas. The decrease in gross profit as a percentage of sales is attributable to higher raw material and energy costs that were partially offset by selling price increases and had a negative impact on gross profit of approximately $100 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company expects that higher raw material and energy costs will continue to negatively impact gross profit during 2004, mitigated to the extent the Company is able to continue to offset this impact in part through higher selling prices for certain of its products and through various cost reduction measures.

An insurance settlement of approximately $14 million related to the previously reported 2002 operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina had a positive impact on gross profit in 2003. In 2002, the same operational disruptions had a negative impact of $39 million.

The Company continues to implement a variety of cost control measures to manage discretionary spending. Of the measures taken, a change in vacation policy favorably impacted 2003 results by approximately $40 million. This change in vacation policy is not expected to have a significant impact on 2004 results. The Company expects that the other cost control measures implemented during 2003 will continue to positively impact its results in 2004.

The Company is also working on other measures to improve its cost structure and profitability. Included in that effort is a review of the Company’s portfolio of products and businesses, primarily in the Eastman Division. The Company expects during 2004 to continue to identify and pursue implementation of restructuring, divestiture, and consolidation alternatives for certain identified portions of the CASPI segment to improve profitability.

(Dollars in millions)	2003	2002	Change

Selling and General Administrative Expenses (S&GA)	$414	$407	2%
Research and Development Expenses (R&D)	173	159	9%

	$587	$566

As a percentage of sales	10.1%	10.6%

The increase in S&GA expenses for 2003 compared to 2002 was primarily due to higher costs associated with the Company’s growth initiatives, including the business-building efforts within the Developing Businesses segment.

R&D expenses for 2003 were higher compared to 2002 primarily due to the Company’s increased efforts to develop certain operational efficiencies and efforts associated with new business initiatives.

In 2004, the Company expects combined costs related to S&GA expenses and R&D expenses will be at or below 10% of sales revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impairments and Restructuring Charges, Net

Impairments and restructuring charges totaled $523 million during 2003, with non-cash asset impairments of $500 million and restructuring charges of $23 million. The following table summarizes the 2003 and 2002 charges:

(Dollars in millions)	2003	2002

Eastman Division Segments:
CASPI Segment:
Fixed asset impairments	$195	$2
Intangible asset impairments	175	--
Goodwill impairments	34	--
Severance charges	13	--
Site closure costs	3	3

PCI Segment:
Fixed asset impairments	95	(1)
Severance charges	4

SP Segment
Severance charges	1	--

Total Eastman Division	520	4

Voridian Division Segments:
Polymers Segment:
Fixed asset impairments	1	1
Severance charges	1	--

Fibers Segment:
Severance charges	1	--

Total Voridian Division	3	1

Total Eastman Chemical Company	$523	$5

Total asset impairments and restructuring charges, net	489	5
Total goodwill impairments	34	--

Total Eastman Chemical Company	$523	$5

•    CASPI Segment

2003

In the third quarter, the Company reorganized the operating structure within its CASPI segment and changed the segment’s business strategy in response to the financial performance of certain underlying product lines. Those product lines include inks and resins and monomers, as more fully described under "Item 1 – Business." Prior to the third quarter 2003, management was pursuing growth strategies aimed at significantly improving the financial performance of these product groups. However, due to the continued operating losses and deteriorating market conditions, management decided to pursue alternative strategies including restructuring, divestiture, and consolidation. This change affected both the manner in which certain assets are used and the financial outlook for these product groups, thus triggering the impairments and certain restructuring charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The third quarter fixed asset impairments charges of $194 million primarily related to assets associated with the above mentioned product groups, and primarily impacted manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. ("Lawter"), McWhorter Technologies, Inc. ("McWhorter"), and Chemicke Zavody Sokolov ("Sokolov") acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter intangible asset impairments charges related to definite-lived intangible assets of approximately $128 million and indefinite-lived intangibles of approximately $47 million. The definite-lived intangibles related primarily to developed technology and customer lists, and the indefinite-lived intangibles primarily related to trademarks. These intangible assets were primarily associated with the acquisitions of Lawter and McWhorter. As the undiscounted future cash flows could not support the carrying value of the definite-lived intangible assets, these assets were written down to fair value, as established primarily by appraisal. Indefinite-lived intangible assets were written down to fair value, as established by appraisal.

Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company defined "reporting units" as one level below the operating segment level and considered the criteria set forth in SFAS No. 142 in aggregating the reporting units. This resulted in the CASPI segment being deemed a single reporting unit. In the third quarter 2003, the reorganization of the operating structure within the CASPI segment resulted in new reporting units one level below the operating segment. Due to the change in strategy and lack of similar economic characteristics, these reporting units did not meet the criteria necessary for aggregation. As a result, the goodwill associated with the CASPI segment was reassigned to the new reporting units based upon relative fair values. The reporting unit that contained the above-mentioned product lines was assigned $34 million of goodwill out of the total CASPI segment goodwill of $333 million. Because the Company determined that this reporting unit could no longer support the carrying value of its assigned goodwill, the full amount of that goodwill was impaired. The fair value of the other reporting unit within CASPI was sufficient to support the carrying value of the remainder of the goodwill.

In the fourth quarter, the Company recognized fixed asset impairments and site closure costs of $1 million and $3 million, respectively. The fixed asset impairments relate to additional impairments associated with the CASPI reorganization, as discussed above. The site closure charges relate primarily to additional costs related to the closure of the Company’s Dusseldorf manufacturing site.

Severance charges of $13 million for 2003 are discussed in further detail below.

2002

A change in estimate for site closure costs for Philadelphia, Pennsylvania and Portland, Oregon resulted in a $1 million credit to earnings in the third quarter. In the fourth quarter, the Company recognized restructuring charges of approximately $4 million related to closure of plants in Duesseldorf, Germany; Rexdale, Canada; and LaVergne, Tennessee; and additionally recognized an asset impairment charge of approximately $2 million related to certain other European assets.

•    PCI Segment

2003

In the second quarter, the Company recorded an asset impairments charge of approximately $15 million related to the impairment of certain fixed assets used in certain of the PCI segment’s performance chemicals product lines that are located in Llangefni, Wales. In response to industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. As the undiscounted future cash flows could not support the carrying value of the asset, the fixed assets were written down to fair value, as established primarily by discounted future cash flows of the impacted assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the third and fourth quarter, the PCI segment incurred charges of $80 million related to the impairment of fixed assets used in certain commodity and performance chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. Within the commodity product lines, the fixed asset impairments charge related to assets at the Sokolov, Czech Republic facility. Within the specialty organic chemicals product lines, the fixed asset impairments charge related to assets located at the Kingsport, Tennessee facility.
Severance charges of $4 million for 2003 are discussed in further detail below.

2002

In the fourth quarter, a net $1 million credit to earnings was recorded due to a $2 million credit associated with previously impaired fine chemicals product lines assets, and a charge of $1 million related to impaired assets used in certain research and development activities.

•    SP Segment

Severance charges of $1 million for 2003 are discussed in further detail below.

•    Polymers Segment

2003

In the fourth quarter, an asset impairment charge of $1 million was recorded related to certain research and development assets classified as held for sale. The fair value of these assets was determined using the estimated proceeds from sale less cost to sell.

Severance charges of $1 million for 2003 are discussed in further detail below.

2002

In 2002, the Company recorded charges related to the write-down of underperforming polyethylene assets totaling approximately $1 million.

Severance Charges - 2003

In the first half of the year, severance costs of $3 million were incurred within the CASPI segment related primarily to consolidation and restructuring activities and changes in previously accrued amounts. In the third quarter, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions are the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment. During the fourth quarter, severance charges were recorded in the CASPI and Fibers segment totaling $2 million and $1 million, respectively, due to the ongoing restructuring of the CASPI segment and the annual budgeting process discussed above.

During 2003, terminations related to actual and probable involuntary separations totaled approximately 500 employees. As of the end of 2003, approximately 350 of these terminations had occurred, with the remaining primarily relating to previously announced consolidation and restructuring activities of certain European CASPI manufacturing sites that will be completed in early 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the noncash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2002	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2002

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	10	2	--	(10)	2
Site closure costs	13	3	--	(9)	7

Total	$23	$7	$(2)	$(19)	$9

	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2003

Noncash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5

Total	$9	$523	$(500)	$(17)	$15

Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

Other Operating Income

(Dollars in millions)	2003	2002

Other operating income	(33)	--

Other operating income for 2003 totaled approximately $33 million and reflected gains of approximately $20 million on the sale of the Company’s high-performance crystalline plastic assets in first quarter, and approximately $13 million on the sale of the Company’s colorant product lines and related assets in fourth quarter. These items were reflected within the SP and CASPI segments, respectively.

Interest Expense, Net

(Dollars in millions)	2003	2002	Change

Gross interest costs	$133	$132
Less: capitalized interest	3	4

Interest expense	130	128	2%
Interest income	6	6

Interest expense, net	$124	$122	2%

Slightly higher gross interest costs for 2003 compared to 2002 reflected higher average debt levels due to bond offerings in June and November, with total proceeds of $495 million, in anticipation of the maturity of $500 million of 6 3/8% bonds due January 15, 2004, that were partially offset by lower average interest rates. For more information on the new bond issues and post year-end bond retirements, see Notes 7 and 24 to the Company’s consolidated financial statements.

For 2004, the Company expects net interest expense to decrease compared to 2003 due to lower expected gross interest costs as a result of lower average interest rates on borrowings and anticipated lower average borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, net

(Dollars in millions)	2003	2002

Other income	$(28)	$(14)
Other charges	18	16

Other (income) charges, net	$(10)	$2

Included in other income are the Company’s portion of earnings from its equity investments, gains on sales of non-operating assets, royalty income, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, losses on sales of nonoperating assets, fees on securitized receivables and other miscellaneous items.

Other income for 2003 primarily reflects net gains on foreign exchange transactions of $13 million and the Company’s portion of earnings from its equity investment in Genencor of $10 million. Other charges for 2003 consist primarily of writedowns to fair value of certain technology business venture investments due to other than temporary declines in value of $4 million, fees on securitized receivables of $3 million, and other miscellaneous charges.

Other income for 2002 primarily reflected $9 million of earnings from the Company’s equity investment in Genencor, net of a restructuring charge of $5 million. Additionally, other income included a net gain on foreign exchange transactions of $4 million. Other charges for 2002 primarily reflected a write-down to fair value of certain technology business venture investments due to other than temporary declines in value of $8 million and fees on securitized receivables of $4 million.

For more information on the Company’s equity investment in Genencor, see "Item 1 – Business – Investments" and Notes 1 and 5 to the Company’s consolidated financial statements.

Provision (Benefit) for Income Taxes

(Dollars in millions)	2003	2002	Change

Provision (benefit) for income taxes	$(108)	$5	N/A
Effective tax rate	28%	5%

The 2003 tax rate of 28% was impacted primarily by the treatment of the asset impairments and restructuring charges resulting in a lower expected tax benefit in certain foreign jurisdictions. This, coupled with non-deductible goodwill impairments, resulted in an effective tax benefit rate lower than the statutory rate.

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

In both years, the Company has recorded benefits from a foreign sales corporation or extraterritorial income exclusion, and management expects these benefits to continue into 2004. The Company also expects its effective tax rate in 2004 will be between approximately 30% and 33%.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cumulative Effect of Changes in Accounting Principles, Net

(Dollars in millions)	2003	2002

Cumulative effect of change in accounting principles, net	$3	$(18)

SFAS No. 143

As required by Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," at January 1, 2003, the Company recognized existing asset retirement obligations adjusted for cumulative accretion to the date of adoption, asset retirement costs capitalized as an increase to the carrying amount of the associated long-lived asset and accumulated depreciation on those capitalized costs. As a result of adoption of this standard, the Company recognized an after-tax credit to earnings of $3 million during the first quarter 2003, primarily related to a reduction in certain environmental liabilities.

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

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter of 2002 to reflect lower than previously expected cash flows from certain related products. This charge is reported in the Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), and Retained Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

In 2003, the Company impaired certain goodwill and indefinite-lived intangible assets in the CASPI segment as discussed in Note 15 to the Company’s consolidated financial statements. Additionally, the Company completed its annual impairment review of the remaining goodwill and indefinite-lived intangible assets. No further impairment of goodwill or indefinite-lived intangible assets was required due to this review.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in three divisions comprising six operating segments. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the Developing Businesses segment. The divisional structure allows the Company to align costs more directly with the activities and businesses that generate them.

The Company’s divisional structure allows it to align costs more directly with the activities and businesses that generate them. Goods and services are transferred between the divisions at predetermined prices that may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements. Prior to 2002, segment sales revenue reflected only actual sales to third parties and the intersegment transfer of goods and services, recorded at cost, had no impact on segment earnings.

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment's products consist of binders and resins, liquid vehicles, additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives and as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Additives, such as cellulosic polymers, Texanol™ ester alcohol and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.

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

The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products. Included in these are highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical film, graphic arts and general packaging.

The Polymers segment manufactures and supplies PET polymers for use in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial. PET polymers serve as source products for packaging a wide variety of products including carbonated soft drinks, water, beer and personal care items and food containers that are suitable for both conventional and microwave oven use. The Polymers segment also manufactures low-density polyethylene and linear low-density polyethylene, which are used primarily in extrusion coating, film and molding applications.

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; acetate flake for use by other acetate tow producers; and acetyl chemicals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian Corporation ("Cendian"), a logistics provider for chemical companies; Ariel Research Corporation ("Ariel"), a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s gasification services.

Effective January 1, 2003, sales and operating results for developing businesses activities were moved from the CASPI, PCI and SP segments to the Developing Businesses segment. During 2002, these amounts were included within the CASPI, PCI, and SP segments. During 2001, these amounts had been split among all segments. Accordingly, the prior year amounts for sales and operating earnings have been reclassified for all periods presented. These revisions had no effect on the Company’s consolidated financial statements.

For additional information concerning an analysis of the results of the Company’s operating segments, see Note 20 to the Company’s consolidated financial statements and Exhibits 99.01 and 99.02 to this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

CASPI Segment

(Dollars in millions)	2003	2002	Change

External Sales	$1,597	$1,540	4%
Volume effect			(6) %
Price effect			2%
Product mix effect			3%
Exchange rate effect			5%

Interdivisional sales	--	--	N/A

Operating earnings (loss)	(358)	58	N/A

Asset impairments and restructuring charges, net	386	5
Goodwill impairments	34	--
Other operating income	(13)	--

2003 Compared With 2002

The increase in external sales revenue for 2003 compared to 2002 was primarily due to favorable shifts in foreign currency exchange rates, improved product mix, and slightly higher selling prices that more than offset a decrease in sales volume. Foreign currency exchange rates had a positive impact on sales revenue of $74 million primarily due to the strengthening of the euro. A favorable shift in product mix towards higher priced products had a positive impact on sales revenue of $48 million. Additionally, higher selling prices, as a result of increased raw material and energy costs had a positive impact on sales revenues of $29 million. The decline in sales volume, which had a negative impact on sales revenue of $93 million, was primarily attributable to forgoing sales of certain low-margin products and restructuring and divestiture actions that were taken during the year.

Operating earnings for 2003 declined significantly compared to 2002 primarily due to the asset impairments and restructuring charges and goodwill impairments related to this segment of $386 million and $34 million, respectively. Higher raw material and energy costs and lower sales volume, which were partially offset by higher selling prices, cost reduction measures, and the favorable impact of foreign currency exchange rates contributed to the decrease in operating earnings. Additionally, a gain of approximately $13 million from the sale of the segment’s colorant product lines contributed to earnings. For more information on the asset impairments and restructuring charges, see the discussion of impairments and restructuring charges above and in Note 15 to the Company’s consolidated financial statements.

For 2004, the Company expects restructuring, divestiture and consolidation activities and continuing cost reduction efforts to contribute approximately $50 million to operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PCI Segment

(Dollars in millions)	2003	2002	Change

External Sales	$1,184	$1,084	9%
Volume effect			-- %
Price effect			7%
Product mix effect			-- %
Exchange rate effect			2%

Interdivisional sales	495	383	29%

Operating loss	(89)	14	N/A

Asset impairments and restructuring charges, net	99	(1)

2003 Compared With 2002

The increase in external sales revenue for 2003 compared to 2002 was primarily attributable to higher selling prices and a favorable shift in foreign currency exchange rates. The increase in selling prices had a positive impact on sales revenue of $78 million and was primarily attributable to oxo chemical prices that increased in response to higher raw material and energy costs. Foreign currency exchange rates also had a positive impact on sales revenue of $23 million primarily due to the strengthening of the euro. The increase in interdivisional sales revenue for 2003 was primarily due to higher selling prices as a result of higher raw material and energy costs.

The decrease in operating earnings 2003 compared to 2002 was primarily due to asset impairments and restructuring charge of approximately $99 million. Additionally, higher raw material and energy costs were largely offset by higher selling prices and cost reduction measures. For more information on the asset impairments and restructuring charges see the discussion of impairments and restructuring charges above and Note 15 to the Company’s consolidated financial statements.

Long-term, the Company expects that aggressive management of costs in the PCI segment will help improve margins and position it to take full advantage of the upturn expected in the 2005 through 2006 timeframe. The PCI segment is aggressively identifying and implementing projects to reduce costs and improve performance.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SP Segment

(Dollars in millions)	2003	2002	Change

External Sales	$559	$528	6%
Volume effect			1%
Price effect			-- %
Product mix effect			1%
Exchange rate effect			4%

Interdivisional sales	49	45	9%

Operating earnings	63	34	85%

Asset impairments and restructuring charges, net	1	-
Other operating income	20	-

2003 Compared With 2002

External sales revenue for 2003 increased compared to 2002 primarily due to favorable shifts in foreign currency exchange rates. These shifts, primarily due to the strengthening of the euro, contributed $20 million of the increased sales revenue. Additionally, slight increases in sales volume and some improvement in product mix contributed to the overall increase in revenues.

Operating earnings for 2003 increased compared to 2002 primarily due to a gain of $20 million on the sale of the segment’s high-performance crystalline plastics assets, cost reduction measures, and favorable shifts in foreign currency exchange rates that were partially offset by higher raw material and energy costs.

New competitors in Asia and Europe continue to negatively impact results for copolyesters. However, the Company is committed to maintaining cost advantages obtained from its scale of operations and manufacturing experience and to increasing utilization of its current capacity. This could result in consolidation and restructuring within the segment’s manufacturing facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VORIDIAN DIVISION

Polymers Segment

(Dollars in millions)	2003	2002	Change

External Sales	$1,756	$1,510	16%
Volume effect			2%
Price effect			11%
Product mix effect			(1) %
Exchange rate effect			4%

Interdivisional sales	68	55	23%

Operating earnings (loss)	62	35	77%

Asset impairments and restructuring charges, net	2	1

2003 Compared With 2002

The increase in external sales revenue for 2003 compared to 2002 was primarily due to higher selling prices, for both PET polymers and polyethylene, which had a positive impact on sales revenue of $162 million. A favorable shift in foreign currency exchange rates, particularly for the euro, also had a positive impact on sales revenue of $60 million. Additionally, new industry capacity in North America that began production earlier in 2003 than the Company had anticipated resulted in a smaller than expected increase in sales revenue from volume.

Operating earnings for 2003 increased compared to 2002 primarily due to a $14 million insurance settlement in 2003 related to 2002 operational disruptions that had a negative impact of $39 million on operating earnings in 2002. Other factors impacting operating earnings included higher selling prices, for both PET polymers and polyethylene, and the positive impact of a favorable shift in foreign currency exchange rates, primarily for the euro. The positive shifts in selling prices and foreign currency exchange rates were more than offset by higher raw material and energy costs, added PET polymers capacity in North America, which negatively impacted volumes, and asset impairments and restructuring charges of $2 million.

For 2004, the Polymers segment expects to maintain its focus on lowering costs and, for its PET polymers product lines, growing along with overall market demand growth. Longer term, the Company expects global demand for PET polymers to grow at an average rate of approximately 10% annually over the next several years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

(Dollars in millions)	2003	2002	Change

External Sales	$635	$642	(1) %
Volume effect			4%
Price effect			1%
Product mix effect			(9) %
Exchange rate effect			3%

Interdivisional sales	80	72	10%

Operating earnings	125	133	(6) %
Asset impairments and restructuring charges, net	1	--

2003 Compared With 2002

The slight decrease in external sales revenue for 2003 compared to 2002 was primarily due to an unfavorable shift in product mix, which had a negative impact on sales revenue of $57 million. The unfavorable shift in product mix was primarily due to a decrease in sales of acetate tow in North America partially offset by increased sales of acetate tow in other parts of the world. The shift in product mix was mostly offset by increases in sales volume, primarily for acetyl chemicals, and favorable shifts in foreign currency exchange rates, primarily for the euro, of $28 million and $16 million, respectively.

The decline in operating earnings for 2003 compared to 2002 was primarily due to an unfavorable shift in product mix, primarily due to a decline of acetate tow demand in North America that was partially offset by increased acetate tow demand in other parts of the world.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment

(Dollars in millions)	2003	2002	Change

External Sales	$69	$16	>100%

Interdivisional sales	396	330	20%

Operating loss	(65)	(70)	7%

2003 Compared With 2002

The increase in external sales revenue for 2003 compared to 2002 was primarily due to the continued implementation of customer contracts by Cendian and the implementation of gasification services contracts. The increase in interdivisional sales revenue for 2003 compared to 2002 was primarily due to geographic expansion of the logistics services provided by Cendian to Eastman Division and Voridian Division.

Operating results for the Developing Businesses segment improved in 2003 compared to 2002, primarily due to improved operating performance at Cendian that was partially offset by higher costs associated with other growth initiatives.

For 2004, the Company expects the operating loss in the Developing Businesses Division to be less than $45 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION – 2003 COMPARED WITH 2002

Sales Revenue (excluding interdivisional sales)

(Dollars in millions)	2003	2002	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$3,302	$3,040	9%	1%	7%	1%	-- %
Europe, Middle East, and Africa	1,368	1,170	17%	(1) %	-- %	2%	16%
Asia Pacific	643	636	1%	(5) %	3%	2%	1%
Latin America	487	474	3%	(7) %	11%	-- %	(1) %

	$5,800	$5,320

The increase in sales revenue in the United States and Canada for 2003 compared to 2002 was primarily due to higher selling prices, particularly for the Polymers and PCI segment, which had a positive impact on sales revenue of $206 million. The higher selling prices mostly related to sales of intermediates chemicals, PET polymers, and polyethylene, and were primarily in response to increases in raw material and energy costs.

2003 sales revenue in Europe, the Middle East, and Africa increased compared to 2002 due to favorable shifts in foreign currency exchange rates which had a positive impact on sales revenue of $191 million, primarily due to the strengthening of the euro.

2003 sales revenue in the Asia Pacific region increased slightly compared to 2002 primarily due to higher selling prices and a favorable shift in product mix that was offset by lower sales volume. Higher selling prices, particularly for intermediates products and PET polymers, and a favorable shift in product mix contributed $22 million and $13 million, respectively, to sales revenue. Lower sales volume, particularly for the PCI and Fibers segments, had a negative impact on sales revenue of $33 million.

2003 sales revenue in Latin America increased slightly compared to 2002 primarily due to higher selling prices, primarily related to PET polymers, which had a positive impact on sales revenue of $52 million. These increases were partially offset by a decrease in sales volume, primarily attributable to lower sales of PET polymers and PCI segment intermediates chemicals, in the amount of approximately $34 million.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars and euros. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For more information on these practices, see Note 8 to the Company’s consolidated financial statements and Part II--Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2002 COMPARED WITH 2001

Earnings (Loss)

(Dollars in millions, except per share amounts)	2002	2001

Operating earnings (loss)	$208	$(120)
Net earnings (loss) before cumulative effect of a change in
accounting principle	79	(175)
Net earnings (loss)	61	(175)
Earnings (loss) per share
--Basic	0.79	(2.28)
--Diluted	0.79	(2.28)

Asset impairments and restructuring charges	5	396
Other operating expense	--	50
Other items	--	20

Operating earnings for 2002 increased compared to 2001 primarily due to a decrease in asset impairments and restructuring charges. In addition, operating earnings for 2002 were significantly impacted by lower selling prices for all of the Company’s segments. Such selling prices decreased more than raw material costs, resulting in a reduction in gross profit of approximately $100 million. Higher sales volumes and lower unit costs resulting from increased capacity utilization had a positive impact on operating earnings for 2002.

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

Operating results for 2001 were negatively impacted by:

•  asset impairments and restructuring charges and other operating expense totaling approximately $446 million (as described more fully below and in Notes 15 and 16 to the Company’s consolidated financial statements); and
•  the effect of amortization of goodwill and indefinite-lived intangible assets totaling approximately $20 million.

(Dollars in millions)	2002	2001	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$5,320	$5,390	(1)%	7%	(7)%	(2)%	1%

Sales revenue for 2002 declined slightly compared to 2001 primarily due to lower selling prices for all of the Company’s segments which had a negative impact on revenues of $351 million. The decline in selling prices is indicative of the Company’s inability to increase its selling prices for some of its products, and also of a persistently sluggish global economy, particularly for manufacturers. Increased sales volumes for all of the Company’s segments had a positive impact on sales revenue of $359 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2002	2001	Change

Gross Profit	$779	$893	(13)%
As a percentage of sales	14.6%	16.6%

Decreased selling prices had a negative impact on gross profit for 2002 of $351 million that were mostly offset by decreased raw material costs. Operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina negatively impacted gross profit by approximately $39 million. Fourth quarter 2002 asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $17 million also had a negative impact on gross profit.

(Dollars in millions)	2002	2001	Change

Selling and General Administrative Expenses	$407	$407	-- %
Research and Development Expenses	159	160	(1)%

	$566	$567

As a percentage of sales	10.6%	10.5%

S&GA expenses for 2002 were flat compared to 2001 even though costs related to the Company’s growth initiatives increased from $35 million in 2001 to approximately $50 million in 2002. This increase was offset by cost control efforts. R&D expenses for 2002 were flat compared to 2001. The combined expenditures of S&GA and R&D for both 2002 and 2001 were below the commitment by the Company to contain these expenditures at or below 11% of sales revenues.

Asset Impairments and Restructuring Charges, Net

The following table summarizes the asset impairment and restructuring charges for 2002 and 2001:

(Dollars in millions)	2002	2001

Eastman Division Segments:
CASPI Segment:
Fixed asset impairments	$2	$59
Severance charges	--	8
Site closure costs	3	10

PCI Segment:
Fixed asset impairments	(1)	69
Severance charges	--	3
Site closure costs	--	1

SP Segment
Fixed asset impairments	--	15

Total Eastman Division	4	165

Voridian Division Segments:
Polymers Segment:
Fixed asset impairments	1	123
Termination of raw material supply agreement	--	108

Total Voridian Division	1	231

Total Eastman Chemical Company	$5	$396

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•  CASPI Segment

2002

A change in estimate for site closure costs for Philadelphia, Pennsylvania and Portland, Oregon resulted in a $1 million credit to earnings in the third quarter. In the fourth quarter, the Company recognized restructuring charges of approximately $4 million related to closure of plants in Duesseldorf, Germany; Rexdale, Canada; and LaVergne, Tennessee; and additionally recognized an asset impairment charge of approximately $2 million related to certain other European assets.

2001

In the second quarter, the Company recognized a charge of approximately $20 million related to the closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter Technologies, Inc. ("McWhorter"). In the third quarter, the Company recognized a charge of approximately $21 million related to the closure of a Moundville, Alabama plant that was obtained in the acquisition of Lawter International, Inc.

In the fourth quarter, the Company recognized a charge of approximately $27 million related to the closure of an operating site in Duesseldorf, Germany. Also in the fourth quarter, charges of approximately $6 million and $3 million, respectively, were recognized related to the impairment of other operating assets in Savannah, Georgia and Banbury, England.

The restructuring charges included write-downs of the fixed assets at these facilities, severance accruals for employees impacted by the plant shutdowns, and other costs associated with closing the facilities. The Philadelphia and Portland facilities were closed in 2001, and the Moundville, Duesseldorf and Banbury sites closed in 2002. The Savannah site closed in 2003. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

•  PCI Segment

2002

In the fourth quarter, a net $1 million credit to earnings was recorded due to a $2 million credit associated with previously impaired fine chemicals product lines assets, and a charge of $1 million related to impaired assets used in certain research and development activities.

2001

As a part of the restructuring of the Company's fine chemicals product lines, Eastman recorded restructuring charges, including related asset write-downs, totaling approximately $70 million in 2001. These charges resulted from the Company's on-going restructuring of its fine chemicals product lines to reduce costs, and from the write-down of assets determined to be impaired. The restructuring initiative and related asset impairments involve manufacturing sites within the United States at Tennessee and Arkansas, Llangefni, Wales, and Hong Kong.

Charges in the fourth quarter and the third quarter of $1 million and $6 million, respectively, pertained primarily to severance accruals for employees impacted by the plant shutdowns, closure costs and write-downs of fixed assets. Charges totaling approximately $63 million recorded during the second quarter related to certain fine chemicals product lines that did not fit the Company’s long-term strategic objectives and for assets determined to be impaired.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The impairments at the foreign sites included the write-down of fixed assets and other long-term deposits. The restructuring and asset impairments at the domestic sites primarily pertained to write-downs of fixed assets, net of the effect of a reversal of a customer deposit, related to a custom synthesis product contract. In 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, impairment charges totaling approximately $70 million related to the impacted assets were recorded during 2001 as part of the restructuring of the fine chemicals product lines. These assets were written down to fair value in the second quarter of 2001 using discounted estimated net cash flows from contracts that were currently in effect. Subsequently, the customer initiated discussions with the Company which resulted in two amendments to the agreement to extend the custom synthesis product contract through June 2004 based on renegotiated terms. Effective July 1, 2003, Eastman and the customer entered into a multi-year agreement in which the Company will remain the sole global supplier for the customer's custom synthesis product.

Also during 2001, PCI incurred asset impairment charges of $3 million for certain European assets. The fair value of these assets was determined using the discounted estimated cash flows related to the products produced by these assets.

•  SP Segment

During 2001, Specialty Plastics incurred $15 million related to deterioration of demand for certain specialty plastics products produced in Kingsport, Tennessee. The fair value of these assets was determined using the discounted estimated cash flows related to the products produced by these assets.

•  Polymers Segment

2002

In 2002, the Company recorded charges related to the write-down of underperforming polyethylene assets totaling approximately $1 million.

2001

During the second quarter, Eastman terminated an agreement with a supplier that guaranteed the Company’s right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In prior years, the Company paid a total of $239 million to the supplier and deferred those costs to be amortized over the 15-year period during which the product was to be received. The Company began amortizing those costs in 1993 and had recorded accumulated amortization of $131 million at March 31, 2001. As a result of the termination of this agreement, a charge of $108 million, representing unamortized deferred cost, was charged to the Polymers segment's earnings during the second quarter 2001 as no continuing economic benefits will be received pertaining to this contract.

Also during the second quarter, management identified and announced certain assets that were intended to be spun off at year-end 2001 related to the Company’s efforts to spin off the specialty chemicals and plastics businesses. An indirect result of these decisions would have been that the continuing operations would have been required to purchase certain raw materials and utilities that were historically produced internally for use in the manufacture of polyethylene. Considering the purchase price of these raw materials and utilities, the carrying value of certain assets used to consume ethylene at the Longview, Texas facility in the manufacture of polyethylene exceeded the expected future cash flows attributable to such assets.

Subsequent to the second quarter, the spin-off was canceled. However, management determined that the continued operation of these assets was not economically attractive. Based upon the resulting cash flows from the probable future use of these assets, an impairment loss of $103 million was charged to the Polymers segment’s earnings during the second quarter 2001. The impairment represents the excess of the carrying value over the discounted estimated future cash flows related to the products produced by the impacted assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Also during 2001, the Company recorded asset impairment charges related to under-utilized assets including $10 million related to the discontinuation of the precolored-green PET polymers product line in Kingsport, Tennessee; and $10 million related to cessation of production at the Company’s solid-stating facility in Toronto, Ontario. The fair value of these assets was determined using the discounted estimated cash flows related to the products produced by these assets.

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the noncash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

	Balance at January 1, 2001	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2001

Noncash charges	$--	$373	$(373)	$--	$--
Severance costs	--	16	--	(6)	10
Site closure costs	10	10	--	(7)	13

Total	$10	$399	$(373)	$(13)	$23

(Dollars in millions)	Balance at January 1, 2002	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2002

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	10	2	--	(10)	2
Site closure costs	13	3	--	(9)	7

Total	$23	$7	$(2)	$(19)	$9

Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

Other Operating Expense

(Dollars in millions)	2002	2001

Other operating expense	$--	$50

Other operating expenses of $50 million were recognized in 2001. These items consisted of approximately $20 million in charges associated with efforts to spin off the specialty chemicals and plastics businesses; an $18 million write-down of accounts receivable for credit risks resulting from the devaluation of the Argentine peso; a $7 million pension settlement charge; and a $5 million write-off of acquired in-process research and development related to the acquisition of the hydrocarbon resins and select portions of the rosin-based resins business from Hercules Incorporated ("Hercules Businesses"). Approximately $26 million of these items were reflected in the Polymers segment, $11 million in the CASPI segment, $7 million in the PCI segment, $4 million in the SP segment, and $2 million in the Fibers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

(Dollars in millions)	2002	2001	Change

Gross interest costs	$132	$151
Less: capitalized interest	4	5

Interest expense	128	146	(12)%
Interest income	6	6

Interest expense, net	$122	$140	(13)%

Lower interest expense for 2002 compared to 2001 reflected a net reduction in borrowings and decreases in market interest rates, partially offset by a higher interest rate on the Company’s April 2002 10-year bond issue versus the interest rate on commercial paper that was outstanding during the prior period.

Other (Income) Charges, net

(dollars in millions)	2002	2001

Other Income	$(14)	$(11)
Other Charges	16	42

Other (Income) Charges, net	$2	$31

Included in other income are the Company’s portion of earnings from its equity investments, gains on sales of non-operating assets, royalty income, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, losses on sales of nonoperating assets, fees on securitized receivables and other miscellaneous items.

Other income for 2002 primarily reflected $9 million of earnings from the Company’s equity investment in Genencor, net of a restructuring charge of $5 million. Additionally, other income included a net gain on foreign exchange transactions of $4 million. Other charges for 2002 primarily reflected a write-down to fair value of certain technology business venture investments due to other than temporary declines in value of $8 million and fees on securitized receivables of $4 million.

Other income for 2001 primarily reflected the Company’s portion of earnings from its equity investment in Genencor. Other charges for 2001 included a $12 million charge for currency losses resulting from the devaluation of the Argentine peso, an $8 million charge for sorbates civil litigation settlement costs, and other miscellaneous items.

For more information on the Company’s equity investment in Genencor, see Notes 1 and 5 to the Company’s consolidated financial statements.

Provision (Benefit) for Income Taxes

(Dollars in millions)	2002	2001	Change

Provision (benefit) for income taxes	$5	$(116)	N/A
Effective tax rate	5.4%	39.8%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In both years, the Company has recorded benefits from a foreign sales corporation or extraterritorial income exclusion.

Cumulative Effect of Changes in Accounting Principles, Net

(Dollars in millions)	2002	2001

Cumulative effect of change in accounting principle, net	$(18)	$--

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter 2002. This charge is reported in the Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss) and Retained Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002.

For additional information regarding the effects of changes in accounting principles, see Note 23 to the Company’s consolidated financial statements.

SUMMARY BY OPERATING SEGMENT

EASTMAN DIVISION

CASPI Segment

(Dollars in millions)	2002	2001	Change

Sales	$1,540	$1,508	2%
Operating earnings (loss)	58	(25)	N/A

Asset impairments and restructuring charges, net	5	77
Other operating expense	-	11

2002 Compared With 2001

Sales revenue for 2002 increased moderately compared to 2001 mainly due to increased sales volumes, which had a positive impact on sales revenue of $58 million. The increase in sales volumes for 2002 was primarily due to the Hercules Businesses. Lower selling prices had a negative impact on sales revenue of $49 million.

Operating earnings for 2002 were negatively impacted by asset impairments and restructuring charges totaling approximately $5 million as described in Note 15 to the Company’s consolidated financial statements. Operating results for 2001 were negatively impacted by asset impairments and restructuring charges and other operating expense totaling approximately $88 million as more fully described in Notes 15 and 16 to the Company’s consolidated financial statements. Operating results for 2001 were also impacted by amortization of goodwill and indefinite-lived intangibles totaling approximately $20 million.

In addition to the items above, selling prices for 2002 declined more than raw material costs resulting in margin compression. Operating earnings for 2002 were also negatively impacted by fourth quarter asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $5 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PCI Segment

(Dollars in millions)	2002	2001	Change

Sales	$1,467	$1,132	30%
Operating earnings (loss)	14	(60)	N/A

Asset impairments and restructuring charges, net	(1)	73
Other operating expense	--	7

2002 Compared With 2001

Sales revenue for 2002 increased $335 million including interdivisional sales, but declined $48 million excluding interdivisional sales. Lower selling prices had a negative impact on revenues of $65 million. Increased sales volumes had a positive impact on sales revenue of $87 million, partially offset by an unfavorable shift in product mix, which had a negative impact on revenues of $65 million. The shift in product mix was primarily due to increased sales volumes of lower unit priced products, particularly glacial acetic acid in the acetyl and intermediates product group.

In 2002, a change in estimate resulting in a credit of approximately $2 million related to the sale of operating assets and a charge of approximately $1 million related to impaired research and development assets, as more fully described in Note 15 to the Company’s consolidated financial statements, were recognized in the PCI segment. Results for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $73 million and other operating expense totaling approximately $7 million, as more fully described in Notes 15 and 16 to the Company’s consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SP Segment

(Dollars in millions)	2002	2001	Change

Sales	$573	$535	7%
Operating earnings	34	51	(33)%

Asset impairments and restructuring charges, net	-	15
Other operating expense	-	4

2002 Compared With 2001

Sales revenue for 2002 increased $38 million compared to 2001 including interdivisional sales, but decreased $6 million excluding interdivisional sales. The decline in sales revenue excluding interdivisional sales was attributed to a decline in selling prices, which had a negative impact on sales revenue of $19 million. The decline in selling prices was partially offset by increased sales volumes, which had a positive impact on sales revenue of $12 million.

Operating earnings for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $15 million and other operating expense totaling approximately $4 million, as more fully described in Notes 15 and 16 to the Company’s consolidated financial statements.

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

VORIDIAN DIVISION

Polymers Segment

(Dollars in millions)	2002	2001	Change

Sales	$1,565	$1,587	(1)%
Operating earnings (loss)	35	(187)	N/A

Asset impairments and restructuring charges, net	1	231
Other operating expense	-	26

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

Asset impairments and restructuring charges of $1 million related to impaired polyethylene assets was recognized in the fourth quarter 2002. Results for 2001 were negatively impacted by asset impairments and restructuring charges totaling approximately $231 million and other operating expense totaling approximately $26 million, as more fully described in Notes 15 and 16 to the Company’s consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the items above, operational disruptions at the Company’s plants in Rotterdam, the Netherlands and Columbia, South Carolina negatively impacted operating earnings for 2002 by an estimated $39 million. Operating earnings for 2002 were also negatively impacted by fourth quarter asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $3 million. Operating earnings for 2002 were positively impacted by increased sales volumes for PET polymers, lower raw material costs, and better operation and utilization of polyethylene assets.

Fibers Segment

(Dollars in millions)	2002	2001	Change

Sales	$714	$628	14%
Operating earnings	133	147	(9)%

Other operating expense	-	2

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

Operating earnings for 2001 were negatively impacted by other operating expense totaling approximately $2 million related to costs associated with efforts to spin-off the specialty chemicals and plastics businesses as more fully described above and in Note 16 to the Company’s consolidated financial statements. Operating earnings for 2002 were negatively impacted by fourth quarter asset charges relating primarily to equipment dismantlements and other write-offs totaling approximately $3 million.

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment

(Dollars in millions)	2002	2001	Change

Sales	$346	$110	>100%
Operating earnings (loss)	(70)	(46)	(52) %

2002 Compared With 2001

The sales revenue for 2002 compared to 2001 represents the increase of interdivisional sales and the emergence of external sales to new customers at Cendian. All sales in 2001 represent interdivisional sales that are eliminated in consolidation.

The 2002 operating loss for the Developing Businesses Segment increased compared to 2001 operating loss primarily due to Cendian’s up-front costs to implement new customers and to support anticipated growth.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION - 2002 COMPARED WITH 2001

Sales Revenue (excluding interdivisional sales)

(Dollars in millions)	2002	2001	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$3,040	$3,202	(5)%	4%	(6)%	(3)%	0%
Europe, Middle East, and Africa	1,170	1,148	2%	5%	(7)%	0%	4%
Asia Pacific	636	555	15%	20%	(5)%	0%	0%
Latin America	474	485	(2)%	12%	(13)%	1%	(2)%

	$5,320	$5,390

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

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars and euros. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. See Note 8 to the Company’s consolidated financial statements and Part II--Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

(Dollars in millions)	2003	2002	2001

Net cash provided by (used in)
Operating activities	$244	$801	$397
Investing activities	(160)	(467)	(523)
Financing activities	397	(323)	91

Net change in cash and cash equivalents	$481	$11	$(35)

Cash and cash equivalents at end of period	$558	$77	$66

Cash Flows

Cash provided by operating activities in 2003 decreased $557 million compared to 2002 primarily as a result of the changes in liabilities for employee benefits and incentive pay which had a year-over-year impact of $295 million on cash flows from operations. In addition, changes in working capital, which is defined as the net change in trade receivables, inventory and trade payables, had a year-over-year impact of $123 million. The remaining decrease related to a reduction in operating results and other items.

The 2003 decrease in liabilities for employee benefits and incentive pay was primarily due to the $238 million contribution to the Company’s U.S. defined benefit pension plans. The Company made no similar contributions to U.S. defined benefit pension plans in 2002 or 2001.

In 2003, increased working capital decreased cash from operating activities by $7 million primarily due to an increase in trade receivables mostly offset by a decrease in inventories. The decrease in working capital for 2002 increased cash flows from operating activities by $116 million as the significant decrease in trade receivables and increase in trade payables was partially offset by increase in inventories.

Cash provided by operating activities in 2002 increased $404 million compared to 2001. The increase was primarily due a $167 million decrease in working capital; an $89 million increase in liabilities for employee benefits and incentive compensation; and receipt of a federal income tax refund of approximately $40 million. Working capital increased cash flows in 2002 by $116 million as described above. Working capital decreased cash flows in 2001 by $51 million primarily as a result of a decrease in trade payables partially offset by a decrease in receivables. Changes in liabilities for employee benefits and incentive compensation increased operating cash flow in 2002 as payments required under the Eastman Performance Plan and the Unit Performance Plan during 2002 were significantly lower than similar payments in 2001 due to the performance under the plans for 2001.

The net decrease in cash used in investing activities in 2003 compared to 2002 reflects a decrease in the addition of properties and equipment, and proceeds from sales of assets in 2003. The decrease in additions of properties and equipment is primarily due to the 2002 purchase of $161 million of certain machinery and equipment previously utilized under an operating lease. The 2003 proceeds from sales of assets of $70 million were due to the sale of the Company’s high-performance crystalline plastics assets and colorant product lines and related assets. In 2001, cash paid for the Hercules Business was approximately $252 million. Cash used in investing activities in 2002 and 2001 also reflects other small acquisitions.

Cash provided by financing activities in 2003 totaled $397 million due primarily to proceeds from long term borrowings of $495 million and an increase in commercial paper borrowings of $39 million. Cash used in financing activities in 2002 reflected a significant decrease in commercial paper and short-term borrowings attributable to the use of proceeds from long-term debt issued during 2002 and the use of cash generated from operations to repay indebtedness. Cash provided by financing activities in 2001 includes the effect of increased commercial paper borrowings and the effect of treasury stock purchases resulting from a reverse/forward stock split from the Company’s common stock approved by the stockholders in 2001. The payment of dividends is also reflected in all periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The significant increase in cash and cash equivalents at the end of 2003 compared to prior years is due to the anticipation of the maturity of $500 million of 6 3/8% notes due January 2004. The debt was paid in January 2004.

In 2004, priorities for use of available cash from operations will be to pay the dividend, reduce outstanding borrowings and fund targeted growth initiatives such as small acquisitions and other ventures.

Liquidity

Eastman has access to a $600 million revolving credit facility (the "Credit Facility") expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.25% and 0.15% as of December 31, 2003 and 2002, respectively. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At December 31, 2003, the Company’s commercial paper borrowings were $196 million at an effective interest rate of 1.86%. At December 31, 2002, the Company's commercial paper borrowings were $143 million at an effective interest rate of 1.66%.

The Company has an effective registration statement, filed in 1998 with the Securities and Exchange Commission, to issue up to $1 billion of debt or equity securities. On April 3, 2002, Eastman issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Net proceeds from the sale of the notes were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings. On June 16, 2003, the Company issued notes in the principal amount of $250 million due 2008 and bearing interest at 3.25% per annum. Proceeds from the sale of the notes, net of $2 million in transaction fees, were $248 million and were used to repay portions of commercial paper borrowings. On November 12, 2003, the Company issued notes in the principal amount of $250 million due 2018 and bearing interest at 6.3% per annum. Proceeds from the sale of the notes, net of approximately $2 million in transaction fees, were $246 million and were used, along with cash generated from business activities and other borrowings, for the repayment of the Company’s $500 million 6 3/8% notes due on January 15, 2004.

On January 15, 2004, the Company retired $500 million of debt bearing interest at 6 3/8% per annum. These notes were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. This debt was retired with a combination of cash generated from business activities, new long-term borrowings and available short-term borrowing capacity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rate of the 6 3/8% notes due in 2004 to variable rates.  These original interest rate swaps were settled during the fourth quarter 2002, resulting in $13 million cash proceeds being received by the Company.  The gain resulting from the settlement of the swaps is reflected as an increase in the current portion of long-term borrowings and will be amortized into earnings as a reduction to interest expense through the maturity of the notes in January 2004.  In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rate on the notes due in 2004 to variable rates that averaged 3.34% at December 31, 2003 and 4.07% at December 31, 2002.  The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of $2 million in other current assets and the current portion of long-term borrowings at December 31, 2003 In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate on $250 million of the $400 million 7% notes due in 2012 to variable rates such that the effective average rate was 5.66% on the variable portion at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in a decrease of $3 million for long-term borrowings and an increase in other long term liabilities at December 31, 2003. In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate on $150 million of the $250 million 6.3% notes due in 2018 to variable rates such that that the effective average rate was 1.3% on the variable portion at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an increase of $1 million for long-term borrowings and a decrease in other long term liabilities at December 31, 2003.

The Company contributed $238 million to its U.S. defined benefit pension plans during 2003. The Company anticipates that additional funding of between $0 and $40 million may be required in 2004. Funding requirements for 2004 are dependent on congressional legislation regarding pension discount rates.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements including those requirements related to the normal seasonal increase in working capital expected in the first half of the year. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization and other factors described under "Forward-Looking Statements and Risk Factors" below.

Capital Expenditures

Capital expenditures were $230 million, $427 million and $234 million for 2003, 2002 and 2001, respectively. Capital expenditures for 2002 include $161 million related to the purchase of certain machinery and equipment previously utilized under an operating lease. The Company continues its emphasis on cash flow management and, for 2004, expects that capital spending and other directed investments for small acquisitions and other ventures will increase compared to 2003, but be no more than depreciation and amortization.

Other Commitments

At December 31, 2003, the Company’s obligations related to notes and debentures totaled approximately $2.4 billion to be paid over a period of 25 years. Other borrowings, related primarily to commercial paper borrowings, totaled approximately $196 million.

The Company had various purchase obligations at December 31, 2003 totaling approximately $2 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $195 million over a period of several years. Of the total lease commitments, approximately 20% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 40% relate to real property, including office space, storage facilities and land; and approximately 40% relate to railcars.

In addition, the Company had other liabilities at December 31, 2003 totaling approximately $1.2 billion related to pension, retiree medical, and other postemployment obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Commercial Paper and Other Borrowings	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2004	$504	$--	$246	$45	$64	$859
2005	--	196	246	40	128	610
2006	5	--	243	33	180	461
2007	--	--	240	24	151	415
2008	250	--	140	13	107	510
2009 and beyond	1,638	--	902	40	560	3,140

Total	$2,397	$196	$2,017	$195	$1,190	$5,995

(a) Amounts represent the current estimated cash payments to be made by the Company in the periods indicated. The amount and timing of such payments is dependent upon interest rates, health care trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company. In addition, amounts related to retiree medical do not include the potential effect of the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). For further details regarding the implementation of the Act, see Note 9 to the Company’s consolidated financial statements.

On January 15, 2004, the Company retired the $500 million of 6 3/8% notes due 2004.

The Company also had outstanding guarantees at December 31, 2003. Additional information related to these guarantees is included in Note 10 to the Company’s consolidated financial statements.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at December 31, 2003 totaled $93 million and consisted primarily of leases for railcars, company aircraft, and other equipment.

The Company has long-term commitments relating to joint ventures as described in Note 5 to the Company’s consolidated financial statements. The Company guarantees up to $131 million of the principal amount of the joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

As described in Note 10 to the Company’s consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2003 and 2002. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

The Company did not have any other material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes. Thus, Eastman is not materially exposed to any financing, liquidity, market, or credit risk related to the above or any other such relationships.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2003 and 2002. During 2001, 77,069 shares of common stock at a total cost of approximately $4 million, or an average price of $53 per share, were repurchased. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

Dividends

The Company declared cash dividends of $0.44 per share in the fourth quarters 2003, 2002 and 2001 and a total of $1.76 per share in 2003, 2002 and 2001.

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies as described in Note 1 to the Company’s consolidated financial statements. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other PRPs. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher or lower costs.

In addition to remediation activities, the Company establishes reserves for closure/postclosure costs associated with the environmental assets it maintains. Environmental assets include but are not limited to land fills, water treatment facilities, and ash ponds. When these types of assets are constructed, a reserve is established for the future environmental remediation anticipated to be associated with the closure of the site based on an expected life of the environmental assets. These future expenses are accreted into earnings over the estimated useful life of the assets. Reserves related to environmental assets accounted for approximately 50% of the total environmental reserve at December 31, 2003. Currently, the Company’s environmental assets are expected to be no longer useable at various different times over the next 50 years. If the Company was to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company’s financial condition and results of operations. The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2003 and 2002, the Company had recognized environmental contingencies of approximately $61 million and $60 million, respectively, representing the minimum or best estimate for remediation costs and, for closure/postclosure costs, the amount accrued to date over the facilities’ estimated useful lives.

The Company's cash expenditures related to environmental protection and improvement were estimated to be approximately $187 million, $195 million and $216 million in 2003, 2002 and 2001, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years, inflation has not had a material adverse impact on Eastman's costs. The cost of raw materials is generally based on market price, although derivative financial instruments may have been utilized, as appropriate, to mitigate short-term market price fluctuations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement have not had and are not expected to have a material impact on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and the Company has included this information in Note 10 to the Company’s consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not have a material impact on the Company’s financial position, liquidity or results of operations. See Note 10 to the Company’s consolidated financial statements for additional information regarding the Company’s guarantees.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, amendment of FASB Statement No. 123." This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within Note 1, "Significant Accounting Policies," to the Company’s consolidated financial statements. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company’s consolidated financial statements.

Effective July 1, 2003, the Company adopted Emerging Issues Task Force ("EITF") Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease." EITF Issue No. 01-08 provides guidance on how to determine if an arrangement contains a lease that is within the scope of SFAS No. 13, "Accounting for Leases." The provisions of EITF Issue No. 01-08 apply primarily to arrangements agreed to or committed to after the beginning of an entity’s next reporting period beginning after May 28, 2003, or previous arrangements modified after the beginning of an entity’s next reporting period beginning after May 28, 2003. The adoption of EITF Issue No. 01-08 did not have a material impact on the Company’s financial position, liquidity or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE’s") created after January 31, 2003, and to VIE’s in which a public company obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. During the fourth quarter of 2003, the Company assessed certain of its lease arrangements as well as its accounts receivable securitization program according to the provisions of FIN 46R. The Company concluded that such entities did not meet the criteria for consolidation. In addition, the Company has identified certain joint venture partnerships as well as other contractual arrangements created before February 1, 2003 as potential VIE’s. The Company is currently evaluating the effect of these potential VIE’s on its consolidated financial position, liquidity, or results of operations. See Note 10 to the Company’s consolidated financial statements for further discussions about the Company’s potential VIE’s.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. The Company has adopted the provisions of this statement. See Note 9 to the consolidated financial statements for more information.

On January 12, 2004, the FASB staff issued FASB Staff Position ("FSP") 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") that would be required in accordance with SFAS 106 "Employers Accounting for Postretirement Benefits Other than Pensions." Regardless of whether a sponsor elects that deferral, FSP 106-1 requires certain disclosures in annual or interim financial statements. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company elected to defer accounting for the effects of the Act and has made the required disclosures in Note 9 of the company’s financial statements. The Company is currently evaluating the effect FSP 106-1 will have on its consolidated financial position, liquidity, or results of operations.

OUTLOOK

For 2004, the Company expects:

•  that historically high raw material and energy costs will continue throughout much of 2004, and that the Company will continue to implement price increases to offset these increases;

•  that pension and other postemployment benefit expenses in 2004 will increase compared to 2003 by approximately $15 million;

•  to contribute between $0 and $40 million to the Company’s U.S. defined benefit pension plans in 2004;

•  net interest expense to decrease compared to 2003 due to lower expected gross interest costs as a result of lower average interest rates on borrowings and anticipated lower average borrowings;

•  that depreciation and amortization expense for 2004 will decrease by approximately $30 million;

•  priorities for use of available cash from operations will be to pay the quarterly cash dividend, reduce outstanding borrowings and fund targeted growth initiatives such as small acquisitions and other ventures;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•  capital expenditures to increase in 2004 compared to 2003, but to continue to be no more than depreciation and amortization;

•  the effective tax rate to be between 30% and 33%, and certain tax benefits from the extraterritorial income exclusion to continue through 2004;

•  combined costs related to selling and general administrative expenses and research and development expenses to be at or below 10% of sales revenue;

•  restructuring, divestiture and consolidation activities and continuing cost reduction efforts in the CASPI segment will contribute approximately $50 million to operating results;

•  the Polymers segment will maintain its focus on lowering costs and, for its PET polymers product lines, growing along with overall market demand growth; and

•  the operating loss in the Developing Businesses Division to be less than $45 million.

Longer term, the Company expects:

•  Global demand for PET polymers to grow at an average rate of approximately 10% annually over the next several years; and

•  Aggressive management of costs in the PCI segment will help improve margins and position it to take full advantage of the upturn expected in the 2005 through 2006 timeframe and to aggressively identify and implement projects to reduce costs and improve performance.

See "Forward-Looking Statements and Risk Factors."

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit rating; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; asset and product portfolio changes; and expected tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•  The Company has made and may continue to make acquisitions, divestitures and investments, and enter into alliances, as part of its strategies for growth and improved profitability. The completion of such transactions is subject to the timely receipt of necessary regulatory and other consents and approvals needed to complete the transactions which could be delayed for a variety of reasons, including the satisfactory negotiation of the transaction documents and the fulfillment of all closing conditions to the transactions. Additionally, there can be no assurance that such transactions will be successfully completed on a timely and cost-efficient basis or that they will achieve projected operating earnings or cost reduction targets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•  The Company's competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

•  The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers.

•  Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on sales revenue, expenses and results of operations and financial condition.

•  The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requirements could result in higher or lower costs.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies and funding foreign operations. To mitigate the Company's exposure to these market risks, Eastman has established policies, procedures, and internal processes governing its management of financial market risks and the use of financial instruments to manage its exposure to such risks.

The Company determines its market risk utilizing sensitivity analysis, which measures the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, and/or commodity prices.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include short-term commercial paper and long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings are predominately U.S. dollar denominated. The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors. For 2003 and 2002, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous parallel shift in interest rates of 10% were approximately $119 million and $100 million, respectively, and an additional $13 million for each one percentage point change in interest rates thereafter. This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign currency exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than two years and denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes. At December 31, 2003, the Company had no outstanding forward exchange contracts or currency options. For 2002, the market risks associated with forward exchange contracts utilizing a modified Black-Scholes option pricing model and a 10% adverse move in the U.S. dollar relative to each foreign currency hedged by the Company were approximately $4 million and an additional $0.4 million for each additional one percentage point adverse change in foreign currency exchange rates. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. In 2002, the market risks associated with foreign currency options utilizing a modified Black-Scholes option pricing model and a 10% adverse change in the US dollar relative to each foreign currency resulted in a $2 million loss in fair value. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials. To mitigate short-term fluctuations in market prices for certain commodities, principally propane, ethane, and natural gas, the Company enters into forwards and options contracts. For 2003 and 2002, the market risks associated with feedstock options and natural gas swaps assuming an instantaneous parallel shift in the underlying commodity price of 10% were $4 million and $2 million, respectively, and an additional $0.3 million and $0.1 million for each one percentage point move in closing prices thereafter.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman appearing on pages 82 through 133. Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

/s/ J. Brian Ferguson	/s/ Richard A. Lorraine

J. Brian Ferguson	Richard A. Lorraine
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

March 5, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 137 present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 137 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1, 4 and 23 to the consolidated financial statements, on January 1, 2003 Eastman Chemical Company adopted Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations", and on January 1, 2002, adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP
Philadelphia, Pennsylvania
March 3, 2004

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
COMPREHENSIVE INCOME (LOSS) and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2003	2002	2001

Earnings (Loss)
Sales	$5,800	$5,320	$5,390
Cost of sales	4,990	4,541	4,497

Gross profit	810	779	893

Selling and general administrative expenses	414	407	407
Research and development expenses	173	159	160
Asset impairments and restructuring charges, net	489	5	396
Goodwill impairments	34	--	--
Other operating income	(33)	--	--
Other operating expense	--	--	50

Operating earnings (loss)	(267)	208	(120)

Interest expense, net	124	122	140
Other (income) charges, net	(10)	2	31
Earnings (loss) before income taxes and cumulative effect of change in accounting principles	(381)	84	(291)
Provision (benefit) for income taxes	(108)	5	(116)

Earnings (loss) before cumulative effect of change in accounting principles	(273)	79	(175)
Cumulative effect of change in accounting principles, net	3	(18)	--

Net earnings (loss)	$(270)	$61	$(175)

Earnings (loss) per share
Basic
Before cumulative effect of change in accounting principles	$(3.54)	$1.02	$(2.28)
Cumulative effect of change in accounting principles, net	0.04	(0.23)	--

Net earnings (loss) per share	$(3.50)	$0.79	$(2.28)

Diluted
Before cumulative effect of change in accounting principles	$(3.54)	$1.02	$(2.28)
Cumulative effect of change in accounting principles, net	0.04	(0.23)	--

Net earnings (loss) per share	$(3.50)	$0.79	$(2.28)

Comprehensive Income (Loss)
Net earnings (loss)	$(270)	$61	$(175)
Other comprehensive income (loss)
Change in cumulative translation adjustment	150	102	(24)
Change in minimum pension liability, net of tax	19	(145)	(106)
Change in unrealized gains (losses) on investments, net of tax	--	(2)	(2)
Change in unrealized gains (losses) on derivative instruments, net of tax	5	1	(2)

Total other comprehensive income (loss)	174	(44)	(134)

Comprehensive income (loss)	$(96)	$17	$(309)

Retained Earnings
Retained earnings at beginning of period	$1,882	$1,956	$2,266
Net earnings (loss)	(270)	61	(175)
Cash dividends declared	(136)	(135)	(135)

Retained earnings at end of period	$1,476	$1,882	$1,956

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except per share amounts)	December 31,
Assets	2003	2002

Current assets
Cash and cash equivalents	$558	$77
Trade receivables, net of allowance of $28 and $32	614	532
Miscellaneous receivables	87	142
Inventories	698	713
Other current assets	53	83

Total current assets	2,010	1,547

Properties
Properties and equipment at cost	9,861	9,660
Less: Accumulated depreciation	6,442	5,907

Net properties	3,419	3,753

Goodwill	317	344
Other intangibles, net of accumulated amortization of $218 and $51	33	229
Other noncurrent assets	451	414

Total assets	$6,230	$6,287

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$973	$1,244
Borrowings due within one year	504	3

Total current liabilities	1,477	1,247

Long-term borrowings	2,089	2,054
Deferred income tax liabilities	316	464
Postemployment obligations	1,126	1,069
Other long-term liabilities	179	182

Total liabilities	5,187	5,016

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value– 350,000,000 shares authorized; shares issued –85,177, 467 and 85,135,117)	1	1
Additional paid-in capital	122	119
Retained earnings	1,476	1,882
Accumulated other comprehensive loss	(121)	(295)

	1,478	1,707
Less: Treasury stock at cost (7,933,646 shares for 2003 and 2002)	435	436

Total stockholders’ equity	1,043	1,271

Total liabilities and stockholders’ equity	$6,230	$6,287

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2003	2002	2001

Cash flows from operating activities
Net earnings (loss)	$(270)	$61	$(175)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities, net of effect of acquisitions
Depreciation and amortization	367	397	435
Cumulative effect of change in accounting principles, net	(3)	18	--
Asset impairments	500	9	373
Gains on sale of assets	(33)	--	--
Write-off of acquired in-process research and development	--	--	5
Provision (benefit) for deferred income taxes	(140)	95	(78)
Changes in operating assets and liabilities, net of effect of acquisitions
(Increase) decrease in trade receivables	(46)	70	79
(Increase) decrease in inventories	41	(41)	(8)
Increase (decrease) in trade payables	(2)	87	(122)
Increase (decrease) in liabilities for employee benefits and incentive pay	(214)	81	(8)
Other items, net	44	24	(104)

Net cash provided by operating activities	244	801	397

Cash flows from investing activities
Additions to properties and equipment	(230)	(427)	(234)
Proceeds from sale of assets	71	9	4
Acquisitions, net of cash acquired	--	(6)	(257)
Additions to capitalized software	(15)	(18)	(28)
Other items, net	14	(25)	(8)

Net cash used in investing activities	(160)	(467)	(523)

Cash flows from financing activities
Net increase (decrease) in commercial paper and other short-term borrowings	39	(573)	221
Proceeds from long-term borrowings	495	394	--
Repayment of borrowings	(5)	(8)	(11)
Dividends paid to stockholders	(136)	(135)	(135)
Other items	4	(1)	16

Net cash provided by (used in) financing activities	397	(323)	91

Net change in cash and cash equivalents	481	11	(35)

Cash and cash equivalents at beginning of period	77	66	101

Cash and cash equivalents at end of period	$558	$77	$66

The accompanying notes are an integral part of these financial statements.

1.  SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman ("Eastman" or the "Company") are prepared in conformity with accounting principles generally accepted in the United States of America and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits and readily marketable securities with maturities of three months or less at the purchase date.

Accounts Receivable Sales

Under a planned continuous sale agreement entered into in 1999, the Company sells to a third party undivided interests in certain domestic accounts receivable. Undivided interests in designated receivable pools are sold to the purchaser with recourse limited to the receivables purchased. The Company's retained interests in the designated receivable pools are measured at fair value, based on expected future cash flows, using management's best estimates of returns and credit losses commensurate with the risks involved. The Company's retained interests in receivables sold are recorded as trade receivables in the consolidated financial statements. Fees paid by the Company under this agreement are based on certain variable market rate indices and are included in other (income) charges, net in the consolidated financial statements.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.

Inventories

Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States by the last-in, first-out ("LIFO") method. The cost of all other inventories, including inventories outside the United States, is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions.

Properties

The Company records properties at cost. Maintenance and repairs are charged to earnings; replacements and betterments are capitalized. When Eastman retires or otherwise disposes of assets, it removes the cost of such assets and related accumulated depreciation from the accounts. The Company records any profit or loss on retirement or other disposition in earnings. Asset impairments are reflected as increases in accumulated depreciation.

Depreciation

Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets (buildings and building equipment 20 to 50 years; machinery and equipment 3 to 33 years), generally using the straight-line method.

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service. In 2003, 2002 and 2001, approximately $15 million, $18 million and $28 million, respectively, were capitalized. During those periods, approximately $24 million, $23 million and $16 million, respectively, of previously capitalized costs were amortized. At December 31, 2003 and 2002, the unamortized capitalized software costs were $33 million and $42 million, respectively.

Goodwill and Other Intangibles

Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company amortized certain intangible assets on a straight-line basis over the estimated useful lives of such assets , generally 11 to 20 years. The Company adopted the provisions of SFAS No. 142, effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment; require reporting units to be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company performs the annual review for impairment at the reporting unit level, which Eastman has determined to be one level below its operating segment level, and aggregated if appropriate. The tests are performed by determining the fair values of the reporting units using a discounted cash flow model and comparing those fair values to the carrying values of the reporting units, including goodwill. If the fair value of a reporting unit is less than its carrying value, the Company then allocates the fair value of the reporting unit to all the assets and liabilities of that reporting unit, this includes any unrecognized intangible assets, as if the reporting unit’s fair value was the price to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Events or changes in circumstances could occur that may create underperformance relative to projected future cash flows which would create further future impairments. See Note 4 for further discussions regarding the requirements of SFAS 142.

Impaired Assets

The Company evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved or by appraisal.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

Investments

The consolidated financial statements include the accounts of the Company and all its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are included in other long-term liabilities.

Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Under the equity method of accounting, these investments are included in other noncurrent assets. Eastman's negative investment in Primester, described in Note 5 to the Company’s consolidated financial statements, is included in other long-term liabilities. The Company includes its share of earnings and losses of such investments in other income and charges and its share of other comprehensive income (loss) in the appropriate component of other comprehensive income (loss).

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

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.

In accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations," the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to land fills, water treatment facilities, and ash ponds. When these types of assets are constructed, a reserve is established for the future environmental remediation anticipated to be associated with the closure of the site based on an expected life of the environmental assets. These future expenses are accreted into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to 50 years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, the future expenses to be accreted into earnings could increase or decrease.

The Company’s reserve for environmental contingencies was $61 million, $60 million, and $54 million at December 31, 2003, 2002, and 2001, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives. Accruals for environmental liabilities are included in other long-term liabilities and exclude claims for recoveries from insurance companies or other third parties. Environmental costs are capitalized if they extend the life of the related property, increase its capacity, and/or mitigate or prevent future contamination. The cost of operating and maintaining environmental control facilities is charged to expense.

For additional information see Notes 11 and 23 to the Company’s consolidated financial statements and Schedule II, "Valuation and Qualifying Accounts."

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

Revenue Recognition and Customer Incentives

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured.

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

Restructuring of Operations

The Company records restructuring charges incurred in connection with consolidation of operations, exited business lines, or shutdowns of specific sites. These restructuring charges generally will be substantially completed within 12 months, are based on costs associated with site closure, legal and environmental matters, demolition, contract terminations, severance or other costs directly related to the restructuring. The severance costs relate to charges associated with the actual and probable termination of employees.

Stock-based Compensation

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," Eastman continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Eastman has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure - an Amendment of FASB Statement No. 123." The Company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Eastman’s plans are disclosed below.

The Company applies intrinsic value accounting for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings (loss) and earnings (loss) per share would have been reduced as follows:

(Dollars and shares in millions, except per share amounts)		2003	2002	2001

Net earnings (loss), as reported		$(270)	$61	$(175)
Deduct: Total additional stock-based employee Compensation cost, net of tax, that would have been included in net earnings (loss) under fair value method		10	11	8
Pro forma net earnings (loss)		$(280)	$50	$(183)

Basic earnings (loss) per share	As reported	(3.50)	0.79	(2.28)
	Pro forma	(3.62)	0.65	(2.38)

Shares		77.1	77.0	76.8

Diluted earnings (loss) per share	As reported	(3.50)	0.79	(2.28)
	Pro forma	(3.62)	0.65	(2.38)

Shares		77.1	77.2	76.8

Compensated Absences

The Company accrues compensated absences and related benefits as current charges to earnings in the period earned.

Recognition of Gains or Losses on Subsidiary or Affiliate Stock Sales

Gains and losses on subsidiary or affiliate stock sales are recorded in other income or other charges and are separately disclosed in the Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss) and Retained Earnings.

Other Income and Other Charges

Included in other income and other charges are results from equity investments, royalty income, gains or losses on foreign exchange transactions, certain litigation costs, fees on securitized receivables and other miscellaneous items.

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

Translation of Non-U.S. Currencies

Where cash flows are primarily denominated in the local currency, foreign consolidated entities of the Company use the local currency as the "functional currency." The effects of those entities remeasuring transactions denominated in currencies other than functional currency are reflected in current earnings in other (income) charges, net. The effects of translating into U.S. dollars the operations of consolidated entities that use a foreign currency as the functional currency are included in comprehensive income (loss) and accumulated other comprehensive income (loss), a component of stockholders' equity.

Comprehensive Income

Components of accumulated other comprehensive income (loss) include cumulative translation adjustments, additional minimum pension liabilities, unrecognized gains or losses on investments, and unrecognized gains or losses on derivative instruments. Accumulated other comprehensive income (loss) is presented net of applicable taxes. Because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

Earnings Per Share

Basic earnings (loss) per share reflect reported earnings divided by the weighted average number of common shares outstanding. Diluted earnings per share include the effect of dilutive stock options outstanding during the year.

Reclassifications

The Company has reclassified certain 2002 and 2001 amounts to conform to the 2003 presentation.

2.  INVENTORIES

	December 31
(Dollars in millions)	2003	2002

At FIFO or average cost (approximates current cost)
Finished goods	$583	$582
Work in process	175	175
Raw materials and supplies	228	229

Total inventories	986	986
Reduction to LIFO value	(288)	(273)

Total inventories at LIFO value	$698	$713

Inventories valued on the LIFO method were approximately 65% of total inventories in each of the periods.

3.  PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31
(Dollars in millions)	2003	2002

Properties at Cost
Balance at beginning of year	$9,660	$9,302
Additions
Capital expenditures	230	427
Deductions	(29)	(69)

Balance at end of year	$9,861	$9,660

Properties
Land	$77	$73
Buildings and building equipment	953	920
Machinery and equipment	8,710	8,483
Construction in progress	121	184

Balance at end of year	$9,861	$9,660

Accumulated Depreciation
Balance at beginning of year	$5,907	$5,675
Provision for depreciation	334	358
Fixed asset impairments	291	4
Deductions	(90)	(130)

Balance at end of year	$6,442	$5,907

Construction-period interest of $347 million and $344 million, reduced by accumulated depreciation of $224 million and $207 million, is included in cost of properties at December 31, 2003 and 2002, respectively. Interest capitalized during 2003, 2002 and 2001 was $3 million, $4 million, and $5 million, respectively.

Depreciation expense was $334 million, $358 million and $385 million, for 2003, 2002 and 2001, respectively.

In accordance with SFAS No. 143, the Company also recorded asset retirement obligations primarily related to closure and post-closure environmental liabilities associated with certain property, plant and equipment. For additional information on the impact to the Company of the adoption of SFAS No. 143, see Note 23 to the Company’s consolidated financial statements.

4.  GOODWILL AND OTHER INTANGIBLE ASSET S

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The provisions of SFAS No. 142 prohibit the amortization of goodwill and indefinite-lived intangible assets; require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment; require reporting units to be identified for the purpose of assessing potential future impairments of goodwill; and remove the forty-year limitation on the amortization period of intangible assets that have finite lives. For additional information on the impact to the Company of the adoption of SFAS No. 142, see Note 23 to the Company’s consolidated financial statements.

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to impairments and accumulated amortization.

	As of December 31, 2003		As of December 31, 2002
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets
Developed technology	$124	$6	$124	$96
Customer lists	62	6	62	48
Other	18	2	18	15

Total	204	14	204	159

Indefinite-lived intangible assets
Trademarks		19		70

Other intangible assets		$33		$229

As a result of the non-amortization provisions of SFAS No. 142, the Company will no longer record approximately $20 million of annual amortization relating to goodwill and indefinite-lived intangibles, as adjusted for the reclassifications discussed in Note 23 below.

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	CASPI Segment	Other Segments	Total Eastman Chemical

Reported balance at December 31, 2001	331	8	339
Intangible assets reclassified into goodwill at January 1, 2002 net of deferred tax liability	7	--	7
Purchase accounting adjustments and foreign currency translation effect	(5)	--	(5)
Acquisitions	--	3	3

Reported balance at December 31, 2002	$333	$11	$344

Impairment of goodwill	(34)	--	(34)
Foreign currency translation effect	7	--	7

Reported goodwill balance at December 31, 2003	$306	$11	$317

Additional information regarding the impairment of intangibles and goodwill and the adoption of SFAS No. 142 is available in Note 15 and 23 to the Company’s consolidated financial statements

The following table presents 2001 earnings and earnings per share as if the nonamortization provisions of SFAS No. 142 had been applied in 2001.

(Dollars in millions, except per share amounts)	2001

Reported net earnings (loss)	$(175)
Add back goodwill amortization	15
Add back assembled workforce and trademark amortization	3

Adjusted net earnings (loss)	$(157)

Basic earnings (loss) per share before cumulative effect of change in accounting principle:
Reported basic earnings (loss) per share	$(2.28)
Add back goodwill amortization	.20
Add back assembled workforce and trademark amortization	.03

Adjusted net earnings (loss) per share	$(2.05)

Diluted earnings (loss) per share before cumulative effect of change in accounting principle:
Reported diluted earnings (loss) per share	$(2.28)
Add back goodwill amortization	.20
Add back assembled workforce and trademark amortization	.03

Adjusted net earnings (loss) per share	$(2.05)

Amortization expense for definite-lived intangible assets was approximately $10 million, $12 million, and $16 million, respectively, for 2003, 2002, and 2001. If the non-amortization provisions of SFAS No. 142 had been applied in the prior years, amortization expense would have been $14 million in 2001. Estimated amortization expense for the five succeeding years is approximately $2 million per year.

5.  EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

Eastman owns 25 million shares, or approximately 42%, of the outstanding common shares of Genencor International, Inc. ("Genencor") a company engaged in the discovery, development, manufacture and marketing of biotechnology products for the industrial chemicals, agricultural and health care markets. This investment is accounted for under the equity method and is included in other noncurrent assets. At December 31, 2003 and 2002, the Company’s investment in Genencor, including preferred stock and accumulated dividends receivable, was $221 million and $196 million, respectively. At December 31, 2003, the fair market value of the Company’s common stock portion of that investment in Genencor was $15.70 per share or $393 million.

Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture engaged in the manufacture of cellulose acetate at its Kingsport, Tennessee plant. This investment is accounted for under the equity method. The Company guarantees up to $125 million of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. Eastman had a negative investment in the joint venture of approximately $40 million at December 31, 2003 and 2002, representing the recognized portion of the venture's accumulated deficits that it has a commitment to fund as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992 and 1993. Eastman is amortizing the deferred credit to earnings over the 10-year period of the utilities and plant services contract, which concludes at the end of 2004.

Eastman owns a 50% interest in Nanjing Yangzi Eastman Chemical Ltd. ("Nanjing"), a company engaged in the manufacture of Eastotac™ hydrocarbon tackifying resins for the adhesives market. This joint venture is accounted for under the equity method and is included in other noncurrent assets. The Company guarantees up to $6 million of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. At December 31, 2003 and 2002, the Company’s investment in Nanjing was approximately $7 million.

In 2002, Eastman entered into a joint venture in Qilu Eastman Specialty Chemical Ltd. ("Qilu"), a company engaged in the manufacture of Texanol™ ester alcohol coalescing aid for the paint market and TXIB™ plasticizer for the glove and flooring markets. Eastman holds a 51% share in the joint venture, which is located in Zibo City, China. The Company’s investment in Qilu was approximately $4 million at December 31, 2003.

6.  PAYABLES AND OTHER CURRENT LIABILITIES

	December 31
(Dollars in millions)	2003	2002

Trade creditors	$478	$471
Accrued payrolls, vacation, and variable-incentive compensation	135	194
Accrued taxes	63	61
Interest payable	45	48
Current portion of U.S. defined benefit pension plan liabilities	--	220
Bank overdrafts	22	39
Other	230	211

Total	$973	$1,244

The current portion of U.S. defined benefit pension plan liabilities is an estimate of the Company’s anticipated funding through December 31, 2004.

7.  BORROWINGS

	December 31
(Dollars in millions)	2003	2002

Borrowings consisted of:
6 3/8% notes due 2004	$504	$513
3 1/4% notes due 2008	250	--
6.30% notes due 2018	249	--
7% notes due 2012	394	397
7 1/4% debentures due 2024	496	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper borrowings	196	143
Other	7	11

Total borrowings	2,593	2,057
Borrowings due within one year	(504)	(3)

Long-term borrowings	$2,089	$2,054

Eastman has access to a $600 million revolving credit facility (the "Credit Facility") expiring in July 2005. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.25% and 0.15% as of December 31, 2003 and December 31, 2002, respectively. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper, generally with maturities of 90 days or less, to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in July 2005, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At December 31, 2003, the Company’s commercial paper borrowings were $196 million at an effective interest rate of 1.85%. At December 31, 2002, the Company's commercial paper borrowings were $143 million at an effective interest rate of 1.66%.

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

On November 12, 2003, the Company issued notes in the principal amount of $250 million due 2018 and bearing interest at 6.30% per annum. Proceeds from the sale of the notes, net of approximately $2 million in transaction fees, were $246 million and were used, along with cash generated from business activities and other borrowings, for the repayment of the Company’s outstanding $500 million 6 3/8% notes due on January 15, 2004.

On January 15, 2004, the Company retired $500 million of debt bearing interest at 6 3/8% per annum. These bonds were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. This debt was retired with cash accumulated from a combination of sources including cash generated from business activities, new long-term borrowings and available short-term borrowing capacity.

In the first quarter 2002, the Company entered into interest rate swaps that converted the effective interest rate of the notes due in 2004 to a variable rate.  These original interest rate swaps were settled during the fourth quarter 2002, resulting in $13 million cash proceeds being received by the Company.  The gain resulting from the settlement of the swaps is reflected as an increase in the current portion of long-term borrowings and is being amortized into earnings as a reduction to interest expense through the maturity of the notes in January 2004.  In conjunction with the settlement of the original interest rate swaps, new interest rate swaps were entered into in the fourth quarter 2002, converting the effective interest rate on the notes due in 2004 to variable rates that averaged 3.37% at December 31, 2003 and 4.07% at December 31, 2002.

In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of a portion of the notes due in 2012 to variable rates such that the average rate was 6.26% at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in increases of approximately $1 million in other current assets and the current portion of long-term borrowings at December 31, 2003.

8.  FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2003		December 31, 2002

(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$2,089	$2,247	$2,054	$2,220

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities. The Company's floating-rate borrowings approximate fair value.

Hedging Programs

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

•  Currency Rate Hedging

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

•  Commodity Hedging

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

•  Interest Rate Hedging

The Company's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. These swaps are designated to hedge the fair value of underlying debt obligations with the interest rate differential reflected as an adjustment to interest expense over the life of the swaps. As these instruments are 100% effective, there is no impact on earnings due to hedge ineffectiveness.

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

At December 31, 2003, mark-to-market gains from raw material, energy and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $4 million. If realized, approximately $1 million of this balance will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings for all periods presented.

9.  RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Prior to 2000, benefits were calculated using a defined benefit formula based on age, years of service and employee's final average compensation as defined in the plans. Effective January 1, 2000, the defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended. Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service and final average compensation as defined in the plans. The amended defined benefit pension plan uses a pension equity formula based on age, years of service and final average compensation to calculate an employee's retirement benefit from January 1, 2000 forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.

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

Below is a summary balance sheet of the change in plan assets during 2003 and 2002, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a Summary of Benefit Costs. The assumptions used to develop the projected benefit obligation for the Company's significant defined benefit pension plans are also provided in the following tables.

Summary Balance Sheet

(Dollars in millions)	2003	2002

Change in benefit obligation:
Benefit obligation, beginning of year	$1,222	$1,062
Service cost	42	36
Interest cost	84	80
Actuarial loss	94	72
New plans	28	72
Effect of currency exchange	10	--
Benefits paid	(134)	(100)

Benefit obligation, end of year	$1,346	$1,222

Change in plan assets:
Fair value of plan assets, beginning of year	$574	$697
Actual return (loss) on plan assets	189	(96)
New plans	19	70
Effect of currency exchange	6	--
Company contributions	249	3
Benefits paid	(134)	(100)

Fair value of plan assets, end of year	$903	$574

Benefit obligation in excess of plan assets	$443	$648
Unrecognized actuarial loss	(535)	(564)
Unrecognized prior service credit	73	96

Net amount recognized, end of year	$(19)	$180

Amounts recognized in the Statements of Financial Position consist of:
Prepaid benefit cost	$(33)	$--
Accrued benefit cost	14	180
Additional minimum liability	386	417
Accumulated other comprehensive loss	(386)	(417)

Net amount recognized, end of year	$(19)	$180

The accumulated benefit obligation basis at the end of 2003 and 2002 was $1,283 million and $1,179 million, respectively. The Company uses a measurement date of December 31 for the majority of its pension plans.

A summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans follows:

Summary of Benefit Costs

(Dollars in millions)	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$42	$36	$32
Interest cost	84	80	72
Expected return on assets	(82)	(77)	(72)
Amortization of:
Transition asset	--	(4)	(4)
Prior service credit	(11)	(12)	(12)
Actuarial loss	19	9	4

Net periodic benefit cost	$52	$32	$20

	2003	2002	2001

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	6.18%	6.72%	7.25%
Expected return on assets	8.88%	8.94%	9.50%
Rate of compensation increase	3.77%	4.00%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	6.72%	7.25%	7.75%
Expected return on assets	8.94%	9.50%	9.50%
Rate of compensation increase	4.00%	4.00%	4.25%

The fair value of plan assets for the US plans at December 31, 2003 and 2002 was $835 million and $540 million, respectively, while the fair value of plan assets at December 31, 2003 and 2002 for non-U.S. plans was $68 million and $34 million, respectively. At December 31, 2003 and 2002, the expected long-term rate of return on the US plan assets was 9.00%, while the expected long-term rate of return on non-U.S. plan assets was 7.36% and 8% at December 31, 2003 and 2002, respectively. The asset allocation for the Company’s U.S. pension plans at December 31, 2003 and 2002, and the target allocation for 2004, by asset category, is as follows:

(Dollars in millions)	Target allocation for 2004	Plan assets at December 31, 2003	Plan assets at December 31, 2002

Asset category

Equity securities	75%	80%	79%
Debt securities	10%	11%	8%
Real estate	5%	4%	5%
Other Investments	10%	5%	8%

Total	100%	100%	100%

The Company’s investment strategy for the U.S. defined benefit pension plan is to maximize long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges. The plan uses a number of investment approaches including equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. The plan also invests in private equity and other funds.

The expected rate of return was determined by modeling the expected long-term rates of return for broad categories of investments held by the plan against a number of various potential economic scenarios.

The Company anticipates pension contributions to its U.S. defined-benefit plans for 2004 to be between $0 and $40 million, reflecting quarterly contributions as required by the IRS code section 412.

As a result of the partial settlement of pension liabilities, the Company recorded a charge of $7 million in 2001.

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5% of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the EIP. Employees may diversify to other investment funds within the EIP from the ESOP at anytime without restrictions. Allocated shares in the ESOP totaled 2,582,229 shares, 2,774,676 shares and 2,814,730 shares as of December 31, 2003, 2002 and 2001, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

Charges for contributions to the EIP/ESOP were $38 million, $37 million and $38 million for 2003, 2002 and 2001, respectively.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans. Similar benefits are also provided to retirees of Holston Defense Corporation ("HDC"), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant. HDC’s contract with the Department of Army ("DOA") provided for reimbursement of allowable costs incurred by HDC including certain postretirement welfare costs, for as long as HDC operated the plant. After the contract was terminated at the end of 1998, the Army has not contributed further to these costs. The Company continues to accrue for the costs related to HDC retirees while pursuing extraordinary relief from the DOA for reimbursement of these and other previously expensed employee benefit costs. Given the uncertain outcome of discussions with the DOA, the Company will recognize the impact of any reimbursement in the period settled.

A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

The following tables set forth the status of the Company's U.S. plans at December 31, 2003 and 2002:

Summary Balance Sheet

(Dollars in millions)	2003	2002

Change in benefit obligation:
Benefit obligation, beginning of year	$896	$779
Service cost	8	6
Interest cost	58	57
Plan participants’ contributions	4	2
Actuarial loss	70	97
Plan amendments	(10)	--
Benefits paid	(49)	(45)

Benefit obligation, end of year	$977	$896

Change in plan assets:
Fair value of plan assets, beginning of year	$26	$35
Actual return on plan assets	--	2
Company contributions	38	32
Plan participants’ contributions	4	2
Benefits paid	(49)	(45)

Fair value of plan assets, end of year	$19	$26

Benefit obligation in excess of plan assets	$958	$870
Unrecognized actuarial loss	(338)	(280)
Unrecognized prior service credit	36	30

Net amount recognized, end of year	$656	$620

Amounts recognized in the Statements of Financial Position consist of:
Accrued benefit cost	$656	$620

Net amount recognized, end of year	$656	$620

Weighted-average assumptions used to determine end of year benefit obligations:	2003	2002	2001

Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	3.75%	4.00%	4.00%
Health care cost trend
Initial	10.00%	10.00%	10.00%
Decreasing to ultimate trend of	5.00%	5.25%	5.00%
In year	2009	2007	2006

Weighted-average assumptions used to determine end of year net benefit cost:	2003	2002	2001

Discount rate	6.75%	7.25%	7.75%
Rate of compensation increase	4.00%	4.00%	4.25%
Health care cost trend
Initial	10.00%	10.00%	7.00%
Decreasing to ultimate trend of	5.25%	5.00%	5.00%
In year	2007	2006	2006

The net periodic postretirement benefit cost follows:

Summary of Benefit Costs

(Dollars in millions)	2003	2002	2001

Components of net periodic benefit cost:
Service cost	$8	$6	$6
Interest cost	58	57	52
Expected return on assets	(1)	(2)	(2)
Amortization of:
Prior service cost	(4)	(3)	(3)
Actuarial loss	13	9	5

Net periodic benefit cost	$74	$67	$58

A 10% rate of increase in the per capita cost of covered health care benefits is assumed for 2004. The rate is assumed to decrease gradually to 5% for 2009 and remain at that level thereafter. A 1% increase in health care cost trend would have increased the 2003 service and interest costs by $3 million, and the 2003 benefit obligation by $54 million. A 1% decrease in health care cost trend would have decreased the 2003 service and interest costs by $3 million, and the 2003 accumulated post-retirement benefit obligation by $46 million.

The Company anticipates its payments for other post-retirement benefits will be $40 million in 2004.

On December 7, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). As permitted by FASB Staff Position ("FSP") 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company elected to defer accounting for the effects of the Act. Accordingly, the Company’s accumulated post-retirement benefit obligation and net periodic postretirement benefit cost disclosed above do not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information.

10.  COMMITMENTS

Purchase Obligations and Lease Commitments

At December 31, 2003, the Company had various purchase obligations totaling approximately $2 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $195 million over a period of several years. Of the total lease commitments, approximately 20% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 40% relate to real property, including office space, storage facilities and land; and approximately 40% relate to railcars. The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For

Period	Notes and Debentures	Commercial Paper and Other Borrowings	Purchase Obligations	Operating Leases	Total

2004	$504	$--	$246	$45	$795
2005	--	196	246	40	482
2006	5	--	243	33	281
2007	--	--	240	24	264
2008	250	--	140	13	403
2009-2013	396	--	643	29	1,068
Beyond 2013	1,242	--	259	11	1,512

Total	$2,397	$196	$2,017	$195	$4,805

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at December 31, 2003 totaled $93 million and consisted primarily of leases for railcars, company aircraft, and other equipment.
Rental expense, net of sublease income, was approximately $64 million, $80 million and $83 million in 2003, 2002 and 2001, respectively.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at December 31, 2003, 2002, and 2001. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $3 million, $4 million, and $9 million in 2003, 2002 and 2001, respectively. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $249 million, $250 million, and $239 million, in 2003, 2002, and 2001, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $91 million, $93 million and $124 million at December 31, 2003, 2002 and 2001, respectively.

Guarantees

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company has adopted the disclosure requirements of the interpretation as of December 31, 2002. Disclosures about each group of similar guarantees are provided below and summarized in the following table:

(Dollars in millions)

Obligations of equity affiliates	$131
Residual value guarantees	93

Total	$224

Obligations of Equity Affiliates

Eastman has long-term commitments relating to joint ventures as described in Note 5 to the Company’s consolidated financial statements. The Company guarantees up to $131 million of the principal amount of the joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2003 totaled $93 million and consisted primarily of leases for railcars, company aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

Equity Investment Guarantees

In addition, the Company has committed to funding obligations related to certain venture capital investments. If required, the Company’s commitment could total $26 million over the next five years.

Other Guarantees

Guarantees and claims arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

Product Warranty Liability

The Company warrants to the original purchaser of its products that it will repair or replace without charge products if they fail due to a manufacturing defect. However, the Company’s historical claims experience has not been material. The estimated product warranty liability for the Company's products as of December 31, 2003 is less than $1 million. The Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of the costs can be made.

11.  ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1 and 23 to the Company’s consolidated financial statements. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $61 million and $60 million at December 31, 2003 and 2002, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives.

12.  LEGAL MATTERS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation described in the following paragraphs, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Only two of these lawsuits have not been resolved via settlement. One of the cases has been inactive for more than a year.  In the other case, the trial court decided in October 2002 that the case would not proceed as a class action, though that decision has been appealed by the plaintiff.

In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. One of those six cases has been settled; defense motions to dismiss were granted in four state cases; one of those dismissals has been appealed and none of the other three are yet final.  Seven other states have advised the Company that they intend to bring similar actions against the Company and others. A settlement with those seven states has tentatively been reached.

The Company has recognized charges to earnings for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods.

Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases were dismissed or settled without a material effect on Eastman’s financial condition, results of operations, or cash flows.

In recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman.  Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960's and the early 1970's.  The Company's investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company.

The Company recently reached an agreement with plaintiffs' counsel to resolve many of these claims. The Company intends to defend vigorously the approximately 2000 remaining claims or to settle them on acceptable terms.

The Company continues to evaluate the allegations and claims made in recent asbestos-related lawsuits and its insurance coverages. Based on such evaluation to date, the Company continues to believe that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses and charges against earnings in particular periods. To date, costs incurred by the Company related to the recent asbestos-related lawsuits have not been material.

13.  STOCKHOLDERS’ EQUITY

A reconciliation of the changes in stockholders’ equity for 2001, 2002 and 2003 is provided below:

($ = dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock At Cost $	Total Stockholders’ Equity $

Balance at January 1, 2001	1	100	2,266	(117)	(438)	1,812

Net Earnings (Loss)			(175)			(175)
Cash Dividends			(135)			(135)
Other Comprehensive Income (Loss)				(134)		(134)
Other Items		18			(4)	14

Balance at December 31, 2001	1	118	1,956	(251)	(442)	1,382

Net Earnings			61			61
Cash Dividends			(135)			(135)
Other Comprehensive Income (Loss)				(44)		(44)
Other Items		1			6	7

Balance at December 31, 2002	1	119	1,882	(295)	(436)	1,271

Net Earnings (Loss)			(270)			(270)
Cash Dividends			(136)			(136)
Other Comprehensive Income (Loss)				174		174
Other Items		3			1	4

Balance at December 31, 2003	1	122	1,476	(121)	(435)	1,043

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2001	$(133)	$(116)	$--	$(2)	$(251)
Period change	102	(145)	(2)	1	(44)

Balance at December 31, 2002	(31)	(261)	(2)	(1)	(295)
Period change	150	19	--	5	174

Balance at December 31, 2003	$119	$(242)	$(2)	$4	$(121)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in 2003, 2002 and 2001.

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

The additions to paid-in capital for 2003 primarily reflect the vesting of restricted stock. The additions to paid-in-capital for 2002 and 2001 are primarily the result of exercises of stock options by employees.

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2003 and 2002. During 2001, 77,069 shares of common stock at a total cost of approximately $4 million, or an average price of $53 per share, were repurchased. The repurchase in 2001 was the result of a reverse/forward stock split of the Company's common stock which was approved by the stockholders on May 3, 2001 in order to consolidate small shareholdings and reduce administrative costs. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

The Company's charitable foundation held 144,825 shares of Eastman common stock at December 31, 2003 and 2002 and 158,424 shares at December 31, 2001.

For 2003, 2002 and 2001, the weighted average number of common shares outstanding used to compute basic earnings per share was 77.1 million, 77.1 million and 76.8 million, respectively, and for diluted earnings per share was 77.1 million, 77.2 million and 76.8 million, respectively, reflecting the effect of dilutive options outstanding only in 2002. As a result of the net loss reported for 2003, common shares underlying options to purchase 10,338,100 shares of common stock at a range of prices from $29.90 to $73.94 have been excluded from the calculation of diluted earnings (loss) per share. Excluded from the 2002 calculation were shares underlying options to purchase 8,208,355 shares of common stock at a range of prices from $42.75 to $73.94, because the exercise price of the options was greater than the average market price of the underlying common shares. As a result of the net loss reported for 2001, common shares underlying options to purchase 7,006,410 shares of common stock at a range of prices from $33.01 to $73.94 were excluded from the calculation of diluted earnings (loss) per share.

In 1999, several key executive officers were awarded performance-based stock options to further align their compensation with the return to Eastman's stockholders and to provide additional incentive and opportunity for reward to individuals in key positions having direct influence over corporate actions that are expected to impact the market price of Eastman's common stock. As a result of the net loss reported for 2001, 156,060 shares underlying such options were excluded from the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive.

Additionally, 200,000 shares underlying an option issued to the former Chief Executive Officer in 1997 were excluded from diluted earnings per share calculations for 2001 because the stock price conditions to exercise had not been met as to any of the shares as of December 31, 2001. The entire option was cancelled and forfeited on September 16, 2002, as none of the price vesting conditions had been met.

Shares of common stock issues (1)	2003	2002	2001

Balance at beginning of year	85,135,117	85,053,349	84,739,902
Issued for employee compensation and benefit plans	42,350	81,768	313,447

Balance at end of year	85,177,467	85,135,117	85,053,349

(1) Includes shares held in treasury

14.  STOCK OPTION AND COMPENSATION PLANS

Omnibus Plans

Eastman's 2002 Omnibus Long-Term Compensation Plan (the "2002 Omnibus Plan"), which is substantially similar to and intended to replace the 1997 Omnibus Long-Term Compensation Plan (the "1997 Omnibus Plan"), which formerly replaced the 1994 Omnibus Long-Term Compensation Plan (the "1994 Omnibus Plan"), provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights ("SAR’s"), performance shares and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. No new awards have been made under the 1994 Omnibus Plan or the 1997 Omnibus Plan following the effectiveness of the 2002 Omnibus Plan. Outstanding grants and awards under the 1994 Omnibus Plan or the 1997 Omnibus Plan are unaffected by the replacement of the 1997 Omnibus Plan (and 1994 Omnibus Plan) with the 2002 Omnibus Plan. The 2002 Omnibus Plan provides that options can be granted through May 2, 2007, for the purchase of Eastman common stock at an option price not less than 100% of the per share fair market value on the date of the stock option's grant. Substantially all grants awarded under the 1994 Omnibus Plan, the 1997 Omnibus Plan, and the 2002 Omnibus Plan have been at option prices equal to the fair market value on the date of grant. Options typically vest in 50% increments on the first two anniversaries of the grant date and expire ten years after grant. There is a maximum of 7.5 million shares of common stock available for option grants and other awards during the term of the 2002 Omnibus Plan. The maximum number of shares of common stock with respect to one or more options and/or SAR’s that may be granted during any one calendar year under the 2002 Omnibus Plan to the Chief Executive Officer or to any of the next four most highly compensated executive officers (each a "Covered Employee") is 300,000. The maximum fair market value of any awards (other than options and SAR’s) that may be received by a Covered Employee during any one calendar year under the 2002 Omnibus Plan is the equivalent value of 200,000 shares of common stock as of the first business day of such calendar year.

Director Long-Term Compensation Plan

Eastman's 2002 Director Long-Term Compensation Plan (the "2002 Director Plan"), which is substantially similar to and intended to replace the 1999 Director Long-Term Compensation Plan (the "1999 Director Plan"), which formerly replaced the 1994 Director Long-Term Compensation Plan (the "1994 Director Plan"), provides for grants of nonqualified stock options and restricted shares to nonemployee members of the Board of Directors. No new awards have been made under the 1994 Director Plan or the 1999 Director Plan, following the effectiveness of the 2002 Director Plan. Outstanding grants and awards under the 1994 Director Plan or the 1999 Director Plan are unaffected by the replacement of the 1999 Director Plan (and the 1994 Director Plan) with the 2002 Director Plan. Shares of restricted stock are granted upon the first day of the directors' initial term of service and nonqualified stock options and shares of restricted stock are granted each year following the annual meeting of stockholders. The 2002 Director Plan provides that options can be granted through the later of May 1, 2007, or the date of the annual meeting of stockholders in 2007 for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of the grant. The options vest in 50% increments on the first two anniversaries of the grant date and expire ten years after grant. The maximum number of shares of common stock that shall be available for grant of awards under the 2002 Director Plan during its term is 200,000.

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

Stock Option Balances and Activity

The fair value of each option is estimated on the grant date using the Black-Scholes option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 2003, 2002 and 2001, respectively, include: average expected volatility of 27.90%, 27.57% and 27.07%; average expected dividend yield of 5.90%, 3.71% and 3.67%; and average risk-free interest rates of 3.50%, 5.06% and 4.72%. An expected option term of six years for all periods was developed based on historical experience information. The expected term for reloads was considered as part of this calculation and is equivalent to the remaining term of the original grant at the time of reload.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's stock option plans is presented below:

	2003		2002		2001

	Options	Weighted-Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	8,511,597	$49	7,006,410	$50	5,801,348	$50
Granted	1,987,100	30	1,860,360	47	1,608,793	48
Exercised	--	--	(64,384)	39	(330,989)	42
Forfeited or canceled	(160,597)	45	(290,789)	57	(72,742)	52

Outstanding at end of year	10,338,100	$45	8,511,597	$49	7,006,410	$50

Options exercisable at year-end	7,412,800		5,965,433		4,773,210

Available for grant at end of year	5,778,900		7,766,204*		1,911,557

*Increased number of shares available for grant is the result of new plans adopted during 2002 as discussed above.

The weighted average fair value of options granted during 2003, 2002 and 2001 were $4.55, $11.16 and $10.95, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price

$30-42	2,276,900	8.8	Years	$31	295,500	$38
$43-46	2,807,600	3.5	"	45	2,799,600	45
$47-49	3,133,100	7.7	"	48	2,197,200	48
$50-74	2,120,500	3.2	"	58	2,120,500	58

	10,338,100	5.9	"	$45	7,412,800	$49

Eastman Performance Plan

Eligible Company employees participated in the Eastman Performance Plan (the "EPP"), a variable pay program which made a portion of each employee's total annual compensation dependent upon the Company's financial performance. Effective with the 2003 performance year, the executive officers of the Company were excluded from participation in the EPP. Following the 2003 performance year, the Company terminated the EPP. The amount anticipated to be paid under the EPP for 2003 is $14 million. For 2002, the amount paid under the EPP was $15 million. No amounts were paid under the EPP for 2001.

Unit Performance Plan

Eastman managers and executive officers participate in the Unit Performance Plan (the "UPP"), a variable pay program which makes a portion of each participant’s total annual cash compensation dependent upon organizational and individual performance. The amount anticipated to be paid under the UPP for 2003 is $5 million. For 2002, the amount paid under the UPP was $5 million. No amounts were paid under the UPP for 2001.

15.  IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Impairments and restructuring charges totaled $523 million during 2003, with non-cash asset impairments of $500 million and restructuring charges of $23 million. The following table summarizes the 2003, 2002 and 2001 charges:

(Dollars in millions)	2003	2002	2001

Eastman Division Segments:
Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") Segment:
Fixed asset impairments	$195	$2	$59
Intangible asset impairments	175	--	--
Goodwill impairments	34	--	--
Severance charges	13	--	8
Site closure costs	3	3	10

Performance Chemicals and Intermediates ("PCI") Segment:
Fixed asset impairments	95	(1)	69
Severance charges	4	--	3
Site closure costs	--	--	1

Specialty Plastics ("SP") Segment
Fixed asset impairments	--	--	15
Severance charges	1	--	--

Total Eastman Division	520	4	165

Voridian Division Segments:
Polymers Segment:
Fixed asset impairments	1	1	123
Severance charges	1	--	--
Termination of raw material supply agreement	--	--	108

Fibers Segment:
Severance charges	1	--	--

Total Voridian Division	3	1	231

Total Eastman Chemical Company	$523	$5	$396

Total asset impairments and restructuring charges, net	489	5	396
Total goodwill impairments	34	--	--

Total Eastman Chemical Company	$523	$5	$396

•  CASPI Segment

2003

In the third quarter, the Company reorganized the operating structure within its CASPI segment and changed the segment’s business strategy in response to the financial performance of certain underlying product lines. Those product lines include: acrylate ester monomers; composites (unsaturated polyester resins); inks and graphic arts raw materials; liquid resins; powder resins; and textile chemicals. Prior to the third quarter, management was pursuing growth strategies aimed at significantly improving the financial performance of these product lines. However, due to the continued operating losses and deteriorating market conditions, management decided to pursue alternative strategies including restructuring, divestiture, and consolidation. This change affected both the manner in which certain assets are used and the financial outlook for these product lines, thus triggering the impairments and certain restructuring charges.

The third quarter fixed asset impairments charges of $194 million primarily relate to assets associated with the above mentioned product lines, and primarily impact manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. ("Lawter"), McWhorter Technologies, Inc ("McWhorter"), and Chemicke Zavody Sokolov ("Sokolov") acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter intangible asset impairments charges relate to definite-lived intangible assets of approximately $128 million and indefinite-lived intangibles of approximately $47 million. The definite-lived intangibles relate primarily to developed technology and customer lists, and the indefinite-lived intangibles primarily relate to trademarks. These intangible assets were primarily associated with the acquisitions of Lawter and McWhorter. As the undiscounted future cash flows could not support the carrying value of the definite-lived intangible assets, these assets were written down to fair value, as established primarily by appraisal. Indefinite-lived intangible assets were written down to fair value, as established by appraisal.

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

In the fourth quarter, the Company recognized fixed asset impairments and site closure costs of $1 million and $3 million, respectively. The fixed asset impairments relate to additional impairments associated with the CASPI reorganization procedures, as discussed above.

Severance charges of $13 million for 2003 are discussed in further detail below.

114

2002

A change in estimate for site closure costs for Philadelphia, Pennsylvania and Portland, Oregon resulted in a $1 million credit to earnings in the third quarter. In the fourth quarter, the Company recognized restructuring charges of approximately $4 million related to closure of plants in Duesseldorf, Germany; Rexdale, Canada; and LaVergne, Tennessee; and additionally recognized an asset impairment charge of approximately $2 million related to certain other European assets.

2001

In the second quarter, the Company recognized a charge of approximately $20 million related to the closure of plants in Philadelphia, Pennsylvania and Portland, Oregon that were obtained in the acquisition of McWhorter Technologies, Inc. ("McWhorter"). In the third quarter, the Company recognized a charge of approximately $21 million related to the closure of a Moundville, Alabama plant that was obtained in the acquisition of Lawter International, Inc.

In the fourth quarter, the Company recognized a charge of approximately $27 million related to the closure of an operating site in Duesseldorf, Germany. Also in the fourth quarter, charges of approximately $6 million and $3 million, respectively, were recognized related to the impairment of other operating assets in Savannah, Georgia and Banbury, England.

The restructuring charges include write-downs of the fixed assets at these facilities, severance accruals for employees impacted by the plant shutdowns, and other costs associated with closing the facilities. The Philadelphia and Portland facilities were closed in 2001, and the Moundville, Duesseldorf and Banbury sites closed in 2002. The Savannah site closed in 2003. The fair value of the impacted assets was determined using the discounted estimated net cash flows related to the products produced by the impacted assets.

•  PCI Segment

2003

In the second quarter, the Company recorded an asset impairment charge of approximately $15 million related to the impairment of certain fixed assets used in the PCI segment’s fine chemicals product lines that are located in Llangefni, Wales. In response to industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. As the undiscounted future cash flows could not support the carrying value of the asset, the fixed assets were written down to fair value, as established primarily by discounted future cash flows of the impacted assets.

In the third and fourth quarter, the PCI segment incurred charges of $80 million related to the impairment of fixed assets used in certain commodity and performance chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. Within the commodity product lines, the fixed asset impairments charge relates to assets at the Sokolov, Czech Republic facility. Within the specialty organic chemicals product lines, the fixed asset impairments charge relates to assets located at the Kingsport, Tennessee facility.

Severance charges of $4 million for 2003 are discussed in further detail below.

2002

In the fourth quarter, a net $1 million credit to earnings was recorded due to a $2 million credit associated with previously impaired fine chemicals product lines assets, and a charge of $1 million related to impaired assets used in certain research and development activities.

115

2001

As a part of the 2001 restructuring of the Company's fine chemicals product lines, Eastman recorded restructuring charges, including related asset write-downs, totaling approximately $70 million. These charges resulted from the Company's on-going restructuring of its fine chemicals product lines to reduce costs, and from the write-down of assets determined to be impaired. The restructuring initiative and related asset impairments involve manufacturing sites within the United States at Tennessee and Arkansas, Llangefni, Wales, and Hong Kong.

Charges in the fourth quarter and the third quarter of $1 million and $6 million, respectively, pertained primarily to severance accruals for employees impacted by the plant shutdowns, closure costs and write-downs of fixed assets. Charges totaling approximately $63 million recorded during the second quarter related to certain fine chemicals product lines that did not fit the Company’s long-term strategic objectives and for assets determined to be impaired.

The impairments at the foreign sites included the write-down of fixed assets and other long-term deposits. The restructuring and asset impairments at the domestic sites primarily pertained to write-downs of fixed assets, net of the effect of a reversal of a customer deposit, related to a custom synthesis product contract. In 2001, the Company reported that a large customer of the PCI segment did not intend to renew its contract for a custom synthesis product beyond June 30, 2002. As a consequence, impairment charges totaling approximately $70 million related to the impacted assets were recorded during 2001 as part of the restructuring of the fine chemicals product lines. These assets were written down to fair value in the second quarter of 2001 using discounted estimated net cash flows from contracts that were currently in effect. Subsequently, the customer initiated discussions with the Company which resulted in two amendments to the agreement to extend the custom synthesis product contract through June 2004 based on renegotiated terms. Effective July 1, 2003, Eastman and the customer entered into a multi-year agreement in which the Company will remain the sole global supplier for the customer's custom synthesis product.

Also during 2001, PCI incurred asset impairment charges of $3 million for certain European assets. The fair value of these assets was determined using the discounted estimated cash flows related to the products produced by these assets.

•  SP Segment

During 2001, Specialty Plastics incurred a $15 million asset impairment charge related to deterioration of demand for certain specialty plastics products produced in Kingsport, Tennessee. The fair value of these assets was determined using the discounted estimated cash flows related to the products produced by these assets.

Severance charges of $1 million for 2003 are discussed in further detail below.

•  Polymers Segment

2003

In the fourth quarter, an asset impairment charge of $1 million was recorded related to assets classified as held for sale at the Company’s Kirkby manufacturing site. The fair value of these assets was determined using the estimated proceeds from sale less cost to sell.

Severance charges of $1 million for 2003 are discussed in further detail below.

116

2002

In 2002, the Company recorded charges related to the write-down of underperforming polyethylene assets totaling approximately $1 million.

2001

During the second quarter, Eastman terminated an agreement with a supplier that guaranteed the Company’s right to buy a specified quantity of a certain raw material annually through 2007 at prices determined by the pricing formula specified in the agreement. In prior years, the Company paid a total of $239 million to the supplier and deferred those costs to be amortized over the 15-year period during which the product was to be received. The Company began amortizing those costs in 1993 and had recorded accumulated amortization of $131 million at March 31, 2001. As a result of the termination of this agreement, a charge of $108 million, representing unamortized deferred cost, was charged to the Polymers segment's earnings during the second quarter 2001 as no continuing economic benefits will be received pertaining to this contract.

Also during the second quarter, management identified and announced certain assets that were intended to be spun off at year-end 2001 related to the Company’s efforts to spin off the specialty chemicals and plastics businesses. An indirect result of these decisions would have been that the continuing operations would have been required to purchase certain raw materials and utilities that were historically produced internally for use in the manufacture of polyethylene. Considering the purchase price of these raw materials and utilities, the carrying value of certain assets used to consume ethylene at the Longview, Texas facility in the manufacture of polyethylene exceeded the expected future cash flows attributable to such assets.

Subsequent to the second quarter, the spin-off was canceled. However, management determined that the continued operation of these assets was not economically attractive. Based upon the resulting cash flows from the probable future use of these assets, an impairment loss of $103 million was charged to the Polymers segment’s earnings during the second quarter 2001. The impairment represents the excess of the carrying value over the discounted estimated future cash flows related to the products produced by the impacted assets.

Also during 2001, the Company recorded asset impairment charges related to under-utilized assets including $10 million related to the discontinuation of the precolored-green PET polymers product line in Kingsport, Tennessee; and $10 million related to cessation of production at the Company’s solid-stating facility in Toronto, Ontario. The fair value of these assets was determined using the discounted estimated cash flows related to the products produced by these assets.

Severance Charges - 2003

In the first half of the year, severance costs of $3 million were incurred within the CASPI segment related primarily to consolidation and restructuring activities and changes in previously accrued amounts. In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions are the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment. During the fourth quarter, severance charges were recorded in the CASPI and Fibers segment totaling $2 million and $1 million, respectively, due to the ongoing restructuring of the CASPI segment and the annual budgeting process discussed above.

During 2003, terminations related to actual and probable involuntary separations totaled approximately 500 employees. As of the end of 2003, approximately 350 of these terminations had been incurred, with the remaining primarily relating to previously announced consolidation and restructuring activities of certain European CASPI manufacturing sites that will be completed in early 2004.

	Balance at January 1, 2001	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2001

Noncash charges	$--	$373	$(373)	$--	$--
Severance costs	--	16	--	(6)	10
Site closure costs	10	10	--	(7)	13

Total	$10	$399	$(373)	$(13)	$23

(Dollars in millions)	Balance at January 1, 2002	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2002

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	10	2	--	(10)	2
Site closure costs	13	3	--	(9)	7

Total	$23	$7	$(2)	$(19)	$9

	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2003

Noncash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5

Total	$9	$523	$(500)	$(17)	$15

Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

16.  OTHER OPERATING (INCOME) EXPENSE AND OTHER (INCOME) CHARGES, NET

(Dollars in millions)	2003	2002	2001

Other operating income	(33)	--	--
Other operating expense	--	--	50

Other operating income for 2003 totaled approximately $33 million and reflected gains of approximately $20 million on the sale of the Company’s high-performance crystalline plastic assets in the first quarter, and approximately $13 million on the sale of the Company’s colorant product lines and related assets in the fourth quarter. These items were reflected within the SP and CASPI segments, respectively.

Other operating expense of $50 million was recognized in 2001. This amount consisted of approximately $20 million in charges associated with efforts to spin off the specialty chemicals and plastics businesses; an $18 million write-down of accounts receivable for credit risks resulting from the devaluation of the Argentine peso; a $7 million pension settlement charge; and a $5 million write-off of acquired in-process research and development related to the acquisition of the hydrocarbon resins and select portions of the rosin-based resins business from Hercules Incorporated ("Hercules Businesses"). Approximately $26 million of these items were reflected in the Polymers segment, $11 million in the CASPI segment, $7 million in the PCI segment, $4 million in the SP segment, and $2 million in the Fibers segment.

(Dollars in millions)	2003	2002	2001

Other income	$(28)	$(14)	$(11)
Other charges	18	16	42

Other (income) charges, net	$(10)	$2	$31

Included in other income are the Company’s portion of earnings from its equity investments, royalty income, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, fees on securitized receivables and other miscellaneous items.

Other income for 2003 primarily reflects net gains on foreign exchange transactions of $13 million and the Company’s portion of earnings from its equity investment in Genencor of $10 million. Other charges for 2003 consist primarily of write downs to fair value of certain technology business venture investments due to other than temporary declines in value of $4 million, fees on securitized receivables of $3 million, and other miscellaneous charges.

Other income for 2002 primarily reflected $9 million of earnings from the Company’s equity investment in Genencor, net of a restructuring charge of $5 million. Additionally, other income included a net gain on foreign exchange transactions of $4 million. Other charges for 2002 primarily reflected a write-down to fair value of certain technology business venture investments due to other than temporary declines in value of $8 million and fees on securitized receivables of $4 million.

Other income for 2001 primarily reflected the Company’s portion of earnings from its equity investment in Genencor. Other charges for 2001 included a $12 million charge for currency losses resulting from the devaluation of the Argentine peso, an $8 million charge for sorbates civil litigation settlement costs, and other miscellaneous items.

For more information on the Company’s equity investment in Genencor, refer to Notes 1 and 5.

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

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of Ariel for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the Developing Businesses segment. Tangible assets acquired were recorded at their fair values. Definite-lived intangible assets of approximately $7 million are being amortized on a straight-line basis over 3 to 10 years. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for 2001 would not be materially different from reported results.

Certain Businesses of Hercules Incorporated

On May 1, 2001, the Company completed the asset acquisition of the Hercules Businesses for approximately $252 million. The facilities acquired are located in the United States, the Netherlands and Mexico. Additionally, certain assets acquired are operated under contracts with Hercules at a shared facility in the United States.

The transaction, which was financed with available cash and commercial paper borrowings, was accounted for by the purchase method of accounting and, accordingly, the results of the Hercules Businesses for the period from the acquisition date are included in the accompanying consolidated financial statements and reported in the CASPI segment. Tangible assets acquired were recorded at their fair values. Goodwill and other intangible assets of approximately $33 million, which represents the excess of cost over the fair value of net tangible assets acquired, were being amortized on a straight-line basis over 17 to 40 years. Effective January 1, 2002, in connection with the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," definite-lived intangible assets of approximately $2 million are being amortized on a straight-line basis over 17 years. Acquired in-process research and development of approximately $8 million was written off during the second quarter 2001, and subsequently revised to $5 million with a $3 million credit to earnings in the third quarter 2001. Assuming this transaction had been made at January 1, 2001, the consolidated pro forma results for 2001 would not be materially different from reported results.

The below table details the acquisitions of Ariel and Hercules that occurred in 2002 and 2001. The Company made no acquisitions in 2003.

(Dollars in millions)	2002	2001

Details of acquisitions are as follows:
Fair value of assets acquired	$8	$261
Liabilities assumed	2	4

Net cash paid for acquisitions	6	257
Cash acquired in acquisitions	--	--

Cash paid for acquisitions	$6	$257

18.  INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes follow:

(Dollars in millions)	2003	2002	2001

Earnings (loss) before income taxes
United States	$(309)	$98	$(293)
Outside the United States	(72)	(14)	2

Total	$(381)	$84	$(291)

Provision (benefit) for income taxes
United States
Current	$16	$(113)	$(44)
Deferred	(102)	100	(68)
Non-United States
Current	10	16	9
Deferred	(29)	(7)	(3)
State and other
Current	3	7	(3)
Deferred	(6)	2	(7)

Total	$(108)	$5	$(116)

The following represents deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Dollars in millions)	2003	2002	2001

Minimum pension liability	$(12)	$86	$65
Unrealized losses on investments	--	1	1
Net unrealized gains (losses) on derivative instruments	(3)	(1)	1

Total	$(15)	$86	$67

Differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2003	2002	2001

Amount computed using the statutory rate	$(133)	$29	$(102)
State income taxes, net	(4)	6	(6)
Foreign rate variance	27	2	(6)
Foreign sales corporation/extraterritorial income exclusion	(9)	(14)	(4)
ESOP dividend payout	(2)	(2)	(1)
Change in reserves for tax contingencies	--	(17)	--
Goodwill Impairment	12	--	--
Other	1	1	3

Provision (benefit) for income taxes	$(108)	$5	$(116)

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)		2003		2002

Deferred tax assets
Postemployment obligations		$393		$398
Payroll and related items		33		64
Miscellaneous reserves		41		36
Net operating loss carry forwards		195		133
Other		93		92

Total deferred tax assets		755		723
Less valuation allowance		(175)		(132)

Deferred tax assets less valuation allowance		$580		$591

Deferred tax liabilities
Depreciation	$	(694)	$	(774)
Inventories		(31)		(27)
Purchase accounting adjustments		(7)		(76)
Other		(121)		(99)

Total deferred tax liabilities		$(853)		$(976)

Net deferred tax liabilities		$(273)		$(385)

As recorded in the Consolidated Statements of Financial Position:
Other current assets		$8		$32
Other noncurrent assets		42		47
Payables and other current liabilities		(7)		--
Deferred income tax liabilities		(316)		(464)

Net deferred tax liabilities		$(273)		$(385)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $414 million at December 31, 2003. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.

At December 31, 2003, net operating loss carryforwards totaled $442 million. Of this total, $94 million will expire in 3 to 15 years; $348 million will never expire.
122

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2003	2002

Miscellaneous receivables	$--	$(63)
Other noncurrent assets	--	(6)
Payables and other current liabilities	23	21
Other long-term liabilities	36	45

Total income taxes payable (receivable)	$59	$(3)

19.  SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in millions)	2003	2002	2001

Cash paid for interest and income taxes is as follows:
Interest (net of amounts capitalized)	$133	$125	$152
Income taxes paid (received)	(43)	(40)	(7)
The Company’s portion of earnings from its equity investments included in cash flows from operating activities	12	11	6

Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect on cash of foreign currency transactions and exchange rate changes for all years presented was insignificant.

20.  SEGMENT INFORMATION

The Company’s products and operations are managed and reported in three divisions comprising six operating segments. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the Developing Businesses Segment. The divisional structure has allowed the Company to align costs more directly with the activities and businesses that generate them.

Goods and services are transferred between the divisions at predetermined prices that may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements. Prior to 2002, segment sales revenue reflected only actual sales to third parties and the intersegment transfer of goods and services, recorded at cost, had no impact on segment earnings.

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment's products consist of binders and resins, liquid vehicles, additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives and as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Additives, such as cellulosic polymers, Texanol™ ester alcohol and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.

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

The SP segment produces highly specialized copolyesters, cellulosic plastics and compounded polyethylene plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronics and electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, biodegradeables, cups and lids, fiber and strapping, photographic and optical film, graphic arts and general packaging. The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products.

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

The Developing Businesses segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Cendian Corporation ("Cendian"), a logistics provider for chemical companies; Ariel Research Corporation ("Ariel"), a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s gasification services.

Effective January 1, 2003, sales, operating results and assets for the Developing Businesses Division were moved from the CASPI, PCI and SP segments to the Developing Businesses segment. During 2002, these amounts were included within the CASPI, PCI, and SP segments. During 2001, these amounts had been split among all segments. Accordingly, the prior year amounts for sales and operating earnings have been reclassified for all periods presented, while asset amounts for 2001 have not been revised because of the implementation date of the divisional structure. In addition, during the second quarter of 2003, the Company revised the Assets by Division and Segment as of December 31, 2002 to appropriately reflect the allocation of certain assets shared by the segments comprising Eastman Division. These revisions had no effect on the consolidated financial statements.

(Dollars in millions)	2003

Sales by Division and Segment	External Sales	Interdivisional Sales	Total Sales
Eastman Division Segments
CASPI Segment	$1,597	$--	$1,597
PCI Segment	1,184	495	1,679
SP segment	559	49	608

Total	3,340	544	3,884

Voridian Division Segments
Polymers	1,756	68	1,824
Fibers	635	80	715

Total	2,391	148	2,539

Developing Businesses Division
Developing Businesses	69	396	465

Total	69	396	465

Total Eastman Chemical Company	$5,800	$1,088	$6,888

(Dollars in millions)	2002

Sales by Division and Segment	External Sales	Interdivisional Sales	Total Sales
Eastman Division Segments
CASPI Segment	$1,540	$--	$1,540
PCI Segment	1,084	383	1,467
SP segment	528	45	573

Total	3,152	428	3,580

Voridian Division Segments
Polymers	1,510	55	1,565
Fibers	642	72	714

Total	2,152	127	2,279

Developing Businesses Division
Developing Businesses	16	330	346

Total	16	330	346

Total Eastman Chemical Company	$5,320	$885	$6,205

(Dollars in millions)	2001

Sales by Division and Segment	External Sales	Interdivisional Sales	Total Sales
Eastman Division Segments
CASPI Segment	$1,508	$--	$1,508
PCI Segment	1,132	--	1,132
SP segment	535	--	535

Total	3,175	--	3,175

Voridian Division Segments
Polymers	1,587	--	1,587
Fibers	628	--	628

Total	2,215	--	2,215

Developing Businesses Division
Developing Businesses	--	110	110

Total	--	110	110

Total Eastman Chemical Company	$5,390	$110	$5,500

(Dollars in millions)	2003	2002	2001
Operating Earnings (Loss) (1)
Eastman Division Segments
CASPI Segment	$(358)	$58	$(25)
PCI Segment	(89)	14	(60)
SP segment	63	34	51

Total	(384)	106	(34)

Voridian Division Segments
Polymers	62	35	(187)
Fibers	125	133	147

Total	187	168	(40)

Developing Businesses Division
Developing Businesses	(65)	(70)	(46)

Total	(65)	(70)	(46)

Eliminations	(5)	4	--

Total Eastman Chemical Company	$(267)	$208	$(120)

(1)   Operating earnings (loss) includes the impact of asset impairments and restructuring charges, goodwill impairments, and other operating income and expense as described in Notes 15 and 16.

(Dollars in millions)	2003	2002	2001

Assets
Eastman Division Segments
CASPI Segment	$1,644	$1,975	$1,916
PCI Segment	1,753	1,655	1,249
SP segment	821	795	925

Total	4,218	4,425	4,090

Voridian Division Segments
Polymers	1,441	1,269	1,379
Fibers	520	551	596

Total	1,961	1,820	1,975

Developing Businesses Division
Developing Businesses	51	42	27

Total	51	42	27

Total Eastman Chemical Company	$6,230	$6,287	$6,092

Depreciation Expense
Eastman Division Segments
CASPI Segment	$79	$98	$101
PCI Segment	94	97	78
SP segment	41	49	63

Total	214	244	242

Voridian Division Segments
Polymers	69	69	94
Fibers	37	37	43

Total	106	106	137

Developing Businesses Division
Developing Businesses	14	8	6

Total	14	8	6

Total Eastman Chemical Company	$334	$358	$385

Capital Expenditures
Eastman Division Segments
CASPI Segment	$77	$147	$35
PCI Segment	56	140	53
SP segment	7	61	43

Total	140	348	131

Voridian Division Segments
Polymers	52	49	67
Fibers	34	24	30

Total	86	73	97

Developing Businesses Division
Developing Businesses	4	6	6

Total	4	6	6

Total Eastman Chemical Company	$230	$427	$234

(Dollars in millions)	2003	2002	2001
Geographic Information
Revenues
United States	$3,074	$2,887	$2,990
All foreign countries	2,726	2,433	2,400

Total	$5,800	$5,320	$5,390

Long-Lived Assets, Net
United States	$2,542	$2,805	$2,760
All foreign countries	877	948	867

Total	$3,419	$3,753	$3,627

21.  QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003
Sales	$1, 441	$1, 481	$1, 444	$1,434
Gross profit	184	241	200	185
Asset impairments and restructuring charges	2	16	462	9
Goodwill impairments	--	--	34	--
Other operating income	(20)	--	--	(13)
Operating earnings (loss)	59	75	(440)	39
Earnings (loss) before income taxes and cumulative effect of change in accounting principles	29	49	(471)	12
Provision (benefit) for income taxes	11	14	(135)	2
Earnings (loss) before cumulative effect of change in accounting principles	18	35	(336)	10
Cumulative effect of change in accounting principles, net	3	--	--	--
Net earnings (loss)	21	35	(336)	10

Basic
Earnings (loss) per share before cumulative effect of change in accounting principles	$0.23	$0.46	$(4.35)	$0.13
Cumulative effect of change in accounting principles, net	0.04	--	--	--

Net earnings (loss) per share (2)	$0.27	$0.46	$(4.35)	$0.13

Diluted
Earnings (loss) per share before cumulative effect of change in accounting principles	$0.23	$0.46	$(4.35)	$0.13
Cumulative effect of change in accounting principles, net	0.04	--	--	--

Net earnings (loss) per share (2)	$0.27	$0.46	$(4.35)	$0.13

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002 (1)
Sales	$1, 236	$1, 395	$1, 374	$1, 315
Gross profit	205	229	202	143
Asset impairment and restructuring charges	--	--	(1)	6
Operating earnings (loss)	77	81	61	(11)
Earnings (loss) before income taxes and cumulative effect of change in accounting principles	33	60	28	(37)
Provision (benefit) for income taxes	9	16	4	(24)
Earnings (loss) before cumulative effect of change in accounting principles	24	44	24	(13)
Cumulative effect of change in accounting principles, net	(18)	-	-	-
Net earnings (loss)	6	44	24	(13)

Basic
Earnings (loss) per share before cumulative effect of change in accounting principles	$0.30	$0.58	$0.31	$(0.16)
Cumulative effect of change in accounting principles, net	(0.23)	--	--	--

Net earnings (loss) per share (2)	$0.07	$0.58	$0.31	$(0.16)

Diluted
Earnings (loss) per share before cumulative effect of change in accounting principles	$0.30	$0.58	$0.31	$(0.16)
Cumulative effect of change in accounting principles, net	(0.23)	--	--	--

Net earnings (loss) per share (2)	$0.07	$0.58	$0.31	$(0.16)

(1) Results for the first quarter 2002 included a $5 million charge related to the previously announced restructuring of Genencor.

(2) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

22.  RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement, which updates, clarifies and simplifies existing accounting pronouncements, addresses the reporting of debt extinguishments and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of this Statement are generally effective for the Company's 2003 fiscal year, or in the case of specific provisions, for transactions occurring after May 15, 2002 or for financial statements issued on or after May 15, 2002. The provisions of this Statement have not had and are not expected to have a material impact on the Company's financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and concludes that an entity's commitment to an exit plan does not by itself create a present obligation that meets the definition of a liability. This Statement also establishes that fair value is the objective of initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are effective for the current fiscal year and the Company has included this information in Note 10 to the Company’s consolidated financial statements. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. The adoption of FIN 45 did not have a material impact on the Company’s financial position, liquidity or results of operations. See Note 10 to the Company’s consolidated financial statements for additional information regarding the Company’s guarantees.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation – Transition and Disclosure, amendment of FASB Statement No. 123." This Statement provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS No.123, "Accounting for Stock-Based Compensation." Furthermore, SFAS No. 148 mandates new disclosures in both interim and year-end financial statements within Note 1, "Significant Accounting Policies," to the Company’s consolidated financial statements. The Company has elected not to adopt the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. However, the Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company’s consolidated financial statements.

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

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities ("VIE’s") created after January 31, 2003, and to VIE’s in which a public company obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE’s that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. During the fourth quarter of 2003, the Company assessed certain of its lease arrangements as well as its accounts receivable securitization program according to the provisions of FIN 46R. The Company concluded that such entities did not meet the criteria for consolidation under FIN 46R. In addition, the Company has identified certain joint venture partnerships as well as other contractual arrangements created before February 1, 2003 as potential VIE’s. The Company is currently evaluating the effect of these potential VIE’s on its financial position, liquidity, or results of operations. See Note 10 to the Company’s consolidated financial statements for further discussions about the Company’s potential VIE’s.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 amends SFAS No. 133 to require contracts with comparable characteristics be accounted for similarly. SFAS No. 149 clarifies the circumstances under which a contract with an initial net investment qualifies as a derivative and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging relationships designated after June 30, 2003, where the guidance should be applied prospectively. The adoption of this statement did not have a material impact on the Company’s financial position, liquidity, or results of operations.

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

In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. The Company has adopted the provisions of this statement. See Note 9 to the consolidated financial statements for more information.

On January 12, 2004, the FASB staff issued FSP 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") that would be required in accordance with SFAS 106 "Employers Accounting for Postretirement Benefits Other than Pensions." Regardless of whether a sponsor elects that deferral, FSP 106-1 requires certain disclosures in annual or interim financial statements. FSP 106-1 is effective for interim or annual financial statements of fiscal years ending after December 7, 2003. The Company elected to defer accounting for the effects of the Act and has made the required disclosures in Note 9 to the Company’s consolidated financial statements. The Company is currently evaluating the effect FSP 106-1 will have on its financial position, liquidity, and results of operations.

23.  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX

SFAS No. 143

Effective January 1, 2003, the Company’s method of accounting for environmental closure and postclosure costs changed as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Upon the initial adoption of the provision, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. In accordance with SFAS No. 143, the Company recorded asset retirement obligations primarily related to closure and postclosure environmental liabilities associated with certain property plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million.

If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002 and 2001, the aggregate carrying amount of those obligations on that date would have been $27 million and $26 million, respectively. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2002 and 2001, the impact on "Earnings before cumulative effect of changes in accounting principle" would have been immaterial.

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

In connection with the adoption of SFAS No. 142, the Company completed in the first quarter 2002 the impairment test for intangible assets with indefinite useful lives other than goodwill. As a result of this impairment test, it was determined that the fair value of certain trademarks related to the CASPI segment, as established by appraisal and based on discounted future cash flows, was less than the recorded value. Accordingly, the Company recognized an after-tax impairment charge of approximately $18 million in the first quarter of 2002 to reflect lower than previously expected cash flows from certain related products. This charge is reported in the Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), and Retained Earnings as the cumulative effect of a change in accounting principle. Additionally, the Company reclassified $12 million of its intangible assets related to assembled workforce and the related deferred tax liabilities of approximately $5 million to goodwill. During the second quarter 2002, the Company performed the transitional impairment test on its goodwill as required upon adoption of this Statement, and determined that no impairment of goodwill existed as of January 1, 2002. The Company completed its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter 2002 and determined that no impairment existed as of September 30, 2002. The Company plans to continue its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

In the third quarter 2003, the Company impaired certain goodwill and indefinite-lived intangible assets in the CASPI segment as discussed in Note 15 above. Additionally, the Company completed its annual impairment review of the remaining goodwill and indefinite-lived intangible assets. No further impairment of goodwill or indefinite-lived intangible assets was required due to this review.

24.  SUBSEQUENT EVENTS

On January 15, 2004, the Company retired $500 million of 6 3/8% coupon debt. These bonds were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. This debt was retired with a combination of cash generated from business activities, new long-term borrowings and available short-term borrowing capacity.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003.

There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Proposals to be Voted Upon at the Annual Meeting--Item 1--Election of Directors" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein) and in Note (12) to the Summary Compensation Table under the heading "Executive Compensation--Compensation Tables" to be filed in the 2004 definitive Proxy Statement is incorporated by reference herein in response to this Item. Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a code of ethics and business conduct applicable to the chief executive officer, chief financial officer and the controller of the Company. See "Part I – Item 1. Business – Available Information – SEC Filings and Corporate Governance Materials".

ITEM 11.  EXECUTIVE COMPENSATION

The material under the headings "Proposals to be Voted Upon at the Annual Meeting--Item 1--Election of Directors--Director Compensation" to be filed in the 2004 definitive Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation" to be filed in the 2004 definitive Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings " -- Compensation and Management Development Committee Report on Executive Compensation" and " -- Performance Graph," which are not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owners" to be filed in the 2004 definitive Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company’s 1994, 1997, and 2002 Omnibus Long-Term Compensation Plans; the 1994, 1999, and 2002 Director Long-Term Compensation Plans; and the 1996 Non-Employee Director Stock Option Plan. Although stock and stock-based awards are still outstanding under the 1994 and 1997 Omnibus Long-Term Compensation Plans, as well as the 1994 and 1999 Director Long-Term Compensation Plans, no new shares are available under these plans for future grants.

Equity Compensation Plans Not Approved by Stockholders
Stockholders have approved all compensation plans under which shares of Eastman common stock may be issued.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2003 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	10,338,100	(1)	$45	5,778,900	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	10,338,100		$45	5,778,900

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company’s Board of Directors under the heading "Item 2 – Ratification of Appointment of Independent Accountants" to be filed in the 2004 definitive Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

			Page
(a)	1.	Consolidated Financial Statements:	79

		Management's Responsibility for Financial Statements	80

		Report of Independent Auditors	81

		Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), and Retained Earnings	82

		Consolidated Statements of Financial Position	83

		Consolidated Statements of Cash Flows	84

		Notes to Company’s Consolidated Financial Statements	85-133

	2.	Financial Statement Schedule
		II - Valuation and Qualifying Accounts	145

	3.	Exhibits filed as part of this report are listed in the Exhibit Index beginning at page 140

(b)	Reports on Form 8-K during fourth quarter 2003

On October 9, 2003, the Company furnished under Item 12 of Form 8-K the text of its public release updating efforts to improve CASPI segment profitability and disclosing expected results of operations for the third quarter of 2003.

On October 23, 2003, the Company furnished under Item 12 of Form 8-K the text of its public release of financial results for the third quarter of 2003.

On December 5, 2003, the Company filed under Item 5 of Form 8-K the Agreement of Substitution and Amendment of Stockholder Protection Rights Agreement, dated as of April 23, 2003, and the amendment, dated as of December 4, 2003, to the Stockholder Protection Rights Agreement, dated as of December 13, 1993 .

(c)	The Exhibit Index and required Exhibits to this report are included beginning at page 140

(d)	II - Valuation and Qualifying Accounts		145

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ J. Brian Ferguson

J. Brian Ferguson
Chairman of the Board and Chief Executive Officer

Date:	March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ J. Brian Ferguson	Chairman of the Board of Directors	March 5, 2004

J. Brian Ferguson	and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Richard A. Lorraine	Senior Vice President and	March 5, 2004

Richard A. Lorraine	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Curtis E. Espeland	Controller	March 5, 2004

Curtis E. Espeland

SIGNATURE	TITLE	DATE

DIRECTORS:

/s/ H. Jesse Arnelle	Director	March 5, 2004

H. Jesse Arnelle

/s/ Calvin A. Campbell, Jr.	Director	March 5. 2004

Calvin A. Campbell, Jr.

/s/ Stephen R. Demeritt	Director	March 5, 2004

Stephen R. Demeritt

/s/ Donald W. Griffin	Director	March 5, 2004

Donald W. Griffin

/s/ Robert M. Hernandez	Director	March 5, 2004

Robert M. Hernandez

/s/ Renee J. Hornbaker	Director	March 5, 2004

Renee J. Hornbaker

/s/ Thomas H. McLain	Director	March 5, 2004

Thomas H. McLain

/s/ David W. Raisbeck	Director	March 5, 2004

David W. Raisbeck

/s/ John A. White	Director	March 5, 2004

John A. White

/s/ Peter M. Wood	Director	March 5, 2004

Peter M. Wood

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended December 4, 2003	146-161

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

4.09	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.10	Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11
$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, N.A., as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

4.12
Credit Agreement, dated as of July 13, 2000 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citibank, N.A. as Agent (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ending June 30, 2000)

4.13	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.14	Form of 6.30% notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

4.15	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s current report on Form 8-K dated December 4, 2003).

10.01*
Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.02*
Amended Eastman Performance Plan (incorporated herein by referenced to Exhibit 10.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as initially filed on March 12, 2003.)

10.03*
2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix A to Eastman Chemical Company’s definitive 2002 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

10.04*	Eastman 2001-2003 Long-Term Performance Subplan of 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the June 30, 2001 10-Q)

10.05*
Amended Eastman Executive Deferred Compensation Plan (incorporated herein by referenced to Exhibit 10.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as initially filed on March 12, 2003.)

10.06*
Eastman Excess Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.10 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001, as initially filed on March 12, 2002.)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.07*
Eastman Unfunded Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.11 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001, as initially filed on March 12, 2002.)

10.08*
Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 10.12 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001, as initially filed on March 12, 2002.)

10.09*	Eastman Unit Performance Plan as amended January 1, 2004	162-167

10.10*	2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company’s definitive 2002 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

10.11*	1996 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.12*
Amended Director Deferred Compensation Plan (incorporated herein by referenced to Exhibit 10.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as initially filed on March 12, 2003.)

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.17	Imaging Chemicals License Agreement, dated as of December 31, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.13 to the S-1)

10.18	Contribution Agreement, dated as of December 9, 1993, between Eastman Kodak Company and Eastman Chemical Company (incorporated herein by reference to Exhibit 10.07 to the S-1)

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

10.22*
Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated October 7, 2002 (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.23*
Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.24*
Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.25*	Form of Indemnification Agreements with Directors and Executive Officers	168-186

10.26*	Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated February 5, 2004	187-188

10.27*	Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated January 1, 2004	189-191

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.28*	Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated January 1, 2004	192-194

10.29*	Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated December 3, 2003	195-196

10.30*	Notice of Performance Shares Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated January 1, 2004	197-200

10.31*	Notice of Performance Shares Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated January 1, 2004	201-203

10.32*	Eastman 2004-2005 Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan	204-213

10.33*	Eastman 2004-2006 Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan	214-223

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	224

21.01	Subsidiaries of the Company	225-229

23.01	Consent of Independent Accountants	230

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2003	231

31.02	Rule 13a – 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2003	232

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2003	233

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2003	234

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

		Additions

(Dollars in millions)	Balance at January 1, 2001	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2001

Reserve for:
Doubtful accounts and returns	$16	$25	$--	$6	$35
Environmental contingencies	49	5	--	--	54
Deferred tax valuation allowance	159	(4)	--	--	155

	$224	$26	$--	$6	$244

	Balance at January 1, 2002				Balance at December 31, 2002

Reserve for:
Doubtful accounts and returns	$35	$18	$--	$21	$32
Environmental contingencies	54	6	--	--	60
Deferred tax valuation allowance	155	(23)	--	--	132

	$244	$1	$--	$21	$224

	Balance at January 1, 2003				Balance at December 31, 2003

Reserve for:
Doubtful accounts and returns	$32	$8	$--	$12	$28
Environmental contingencies	60	1	--	--	61
Deferred tax valuation allowance	132	43	--	--	175

	$224	$52	$--	$12	$264

