Form 10-Q
period 2004-03-31
EASTMAN CHEMICAL CO
filed 2004-05-06
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, par value $0.01 per share (including rights to purchase shares of Common Stock or Participating Preferred Stock)	Number of Shares Outstanding at March 31, 2004 77,432,849

PAGE 1 OF 151 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 53

TABLE OF CONTENTS

ITEM	PART I. FINANCIAL INFORMATION	PAGE

1.	Financial Statements

	Unaudited Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss) and Retained Earnings	3

	Consolidated Statements of Financial Position	4

	Unaudited Consolidated Statements of Cash Flows	5

	Notes to Unaudited Consolidated Financial Statements	6-22

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-47

4.	Controls and Procedures	48

	PART II. OTHER INFORMATION

1.	Legal Proceedings	49-50

6.	Exhibits and Reports on Form 8-K	51

	SIGNATURES

	Signatures	52

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
COMPREHENSIVE INCOME (LOSS) AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2004	2003

Sales	$1,597	$1,441
Cost of sales	1,362	1,257

Gross profit	235	184

Selling and general administrative expenses	110	100
Research and development expenses	43	43
Asset impairments and restructuring charges, net	67	2
Other operating income	--	(20)

Operating earnings	15	59

Interest expense, net	29	31
Other (income) charges, net	(1)	(1)

Earnings (loss) before income taxes and cumulative effect of changes in accounting principles	(13)	29
Provision (benefit) for income taxes	(7)	11

Earnings (loss) before cumulative effect of changes in accounting principles	(6)	18
Cumulative effect of changes in accounting principles, net	--	3

Net earnings (loss)	$(6)	$21

Earnings (loss) per share
Basic
Before cumulative effect of changes in accounting
principles	$(0.07)	$0.23
Cumulative effect of changes in accounting principles, net	--	0.04

Net earnings (loss) per share	$(0.07)	$0.27

Diluted
Before cumulative effect of changes in accounting
principles	$(0.07)	$0.23
Cumulative effect of changes in accounting principles, net	--	0.04

Net earnings (loss) per share	$(0.07)	$0.27

Comprehensive Income (Loss)
Net earnings (loss)	$(6)	$21
Other comprehensive income (loss)
Change in cumulative translation adjustment	(8)	28
Change in minimum pension liability, net of tax	(2)	--
Change in unrealized losses on investments, net of tax	--	(1)
Change in unrealized losses on derivative
instruments, net of tax	(1)	(2)

Total other comprehensive income (loss)	(11)	25

Comprehensive income (loss)	$(17)	$46

Retained Earnings
Retained earnings at beginning of period	$1,476	$1,882
Net earnings (loss)	(6)	21
Cash dividends declared	(34)	(34)

Retained earnings at end of period	$1,436	$1,869

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2004	2003

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$42	$558
Trade receivables, net of allowance of $26 and $28	732	614
Miscellaneous receivables	69	87
Inventories	689	698
Other current assets	52	53

Total current assets	1,584	2,010

Properties
Properties and equipment at cost	9,884	9,861
Less: Accumulated depreciation	6,533	6,442

Net properties	3,351	3,419

Goodwill	315	317
Other intangibles, net of accumulated amortization of $218 and $218	33	33
Other noncurrent assets	482	451

Total assets	$5,765	$6,230

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$909	$973
Borrowings due within one year	1	504

Total current liabilities	910	1,477

Long-term borrowings	2,213	2,089
Deferred income tax liabilities	315	316
Postemployment obligations	1,150	1,126
Other long-term liabilities	183	179

Total liabilities	4,771	5,187

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 85,221,670 and 85,177,467)	1	1
Additional paid-in capital	124	122
Retained earnings	1,436	1,476
Accumulated other comprehensive loss	(132)	(121)

	1,429	1,478
Less: Treasury stock at cost (7,933,646 shares for 2004 and 2003)	435	435

Total stockholders’ equity	994	1,043

Total liabilities and stockholders’ equity	$5,765	$6,230

The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2004	2003

Cash flows from operating activities
Net earnings (loss)	$(6)	$21

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	84	96
Cumulative effect of changes in accounting principles, net	--	(3)
Asset impairments	41	--
Gains on sale of assets	--	(20)
Benefit for deferred income taxes	(16)	(5)
Changes in operating assets and liabilities:
Increase in receivables	(127)	(113)
(Increase) decrease in inventories	7	(5)
Increase in trade payables	10	29
Decrease in liabilities for employee benefits and incentive pay	(18)	(135)
Other items, net	(9)	(33)

Net cash used in operating activities	(34)	(168)

Cash flows from investing activities
Additions to properties and equipment	(59)	(45)
Proceeds from sale of assets	--	28
Additions to capitalized software	(3)	(5)
Other items, net	(1)	19

Net cash used in investing activities	(63)	(3)

Cash flows from financing activities
Net increase in commercial paper, credit facility and other short-term borrowings	105	204
Repayment of borrowings	(500)	(3)
Dividends paid to stockholders	(34)	(34)
Other items	10	3

Net cash provided by (used in) financing activities	(419)	170

Net change in cash and cash equivalents	(516)	(1)

Cash and cash equivalents at beginning of period	558	77

Cash and cash equivalents at end of period	$42	$76

The accompanying notes are an integral part of these financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2003 Annual Report on Form 10-K and should be read in conjunction with the audited consolidated financial statements appearing in the Form 10-K. In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and, of necessity, include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which a public company obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIEs that are commonly referred to as special purpose entities were required to apply the provisions of FIN 46R for periods ended after December 15, 2003. A public company that did not have any interests in special purpose entities but did have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ended after March 14, 2004. During the fourth quarter of 2003, the Company assessed certain of its lease arrangements as well as its accounts receivable securitization program according to the provisions of FIN 46R. The Company concluded that such entities did not meet the criteria for consolidation under FIN 46R. In addition, the Company has identified certain joint venture partnerships as well as other contractual arrangements created before February 1, 2003 as potential VIEs. See Note 16 for more information about the Company’s implementation of FIN 46R.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. The Company has adopted the provisions of this statement. See Note 8 to the unaudited consolidated financial statements for more information.

On January 12, 2004, the FASB staff issued FASB Staff Position ("FSP") 106-1 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act") that would be required in accordance with SFAS 106 "Employers Accounting for Postretirement Benefits Other than Pensions." Regardless of whether a sponsor elects that deferral, FSP 106-1 requires certain disclosures in annual or interim financial statements. FSP 106-1 is effective for interim or annual financial statements of fiscal years ended after December 7, 2003. The Company elected to defer accounting for the effects of the Act and has made the required disclosures in Note 8 to the Company’s unaudited consolidated financial statements. The Company is currently evaluating the effect FSP 106-1 will have on its financial position, liquidity, and results of operations.

The Company has reclassified certain 2003 amounts to conform to the 2004 presentation.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant dates of these awards, the Company's net earnings and earnings per share would have been reduced as follows:

		First Quarter
(Dollars in millions, except per share amounts)		2004	2003

Net earnings (loss), as reported		$(6)	$21

Deduct: Total additional stock-based employee
compensation cost, net of tax, that would
have been included in net earnings under
fair value method		2	3

Pro forma net earnings (loss)		$(8)	$18

Basic earnings (loss) per share	As reported	$(0.07)	$0.27
	Pro forma	$(0.11)	$0.23

Diluted earnings (loss) per share	As reported	$(0.07)	$0.27
	Pro forma	$(0.11)	$0.23

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2004	2003

At average cost (which approximates FIFO)
Finished goods	$568	$583
Work in process	170	175
Raw materials and supplies	231	228

Total inventories	969	986
Reduction to LIFO value	(280)	(288)

Total inventories at LIFO value	$689	$698

Inventories valued on the LIFO method were approximately 65% of total inventories in both periods.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to impairments and accumulated amortization.

	As of March 31, 2004		As of December 31, 2003
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets
Developed technology	$124	$6	$124	$6
Customer lists	62	6	62	6
Other	18	2	18	2

Total	$204	14	$204	14

Indefinite-lived intangible assets
Trademarks		19		19

Other intangible assets		$33		$33

Changes in the carrying amount of goodwill follow:
(Dollars in millions)	CASPI Segment	Other Segments	Total Eastman Chemical

Reported balance at December 31, 2003	$306	$11	$317
Foreign currency translation effect	(2)	--	(2)

Reported goodwill balance at March 31, 2004	$304	$11	$315

Amortization expense for definite-lived intangible assets was less than $1 million for the first quarter 2004 and $4 million for the first quarter 2003. Estimated amortization expense for the five succeeding years is approximately $2 million per year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.  PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2004	2003

Trade creditors	$486	$478
Accrued payrolls, vacation, and variable-incentive compensation	95	135
Accrued taxes	39	63
Interest payable	31	45
Bank overdrafts	31	22
Other	227	230

Total	$909	$973

6.  BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2004	2003

Borrowings consisted of:
6 3/8% notes due 2004	$--	$504
3 1/4% notes due 2008	250	250
6.30% notes due 2018	257	249
7% notes due 2012	405	394
7 1/4% debentures due 2024	496	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper and credit facility borrowings	301	196
Other	8	7

Total borrowings	2,214	2,593
Borrowings due within one year	(1)	(504)

Long-term borrowings	$2,213	$2,089

In April 2004, Eastman amended its $600 million revolving credit facility (the "Credit Facility") expiring in July 2005 to provide for a $700 million revolving credit facility expiring in April 2009. These and any other amounts that could be borrowed under the facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of March 31, 2004 and December 31, 2003. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in April 2009, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At March 31, 2004, the Company’s commercial paper and revolving credit facility borrowings were $301 million at an effective interest rate of 1.69%. At December 31, 2003, the Company's commercial paper borrowings were $196 million at an effective interest rate of 1.85%.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 15, 2004, the Company repaid at maturity $500 million of notes bearing interest at 6 3/8% per annum. These notes were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. These notes were repaid with cash generated from business activities, new long-term borrowings and available short-term borrowing capacity.

In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of a portion of the $400 million 7% notes due in 2012 to variable rates such that the average rate on the variable portion was 3.14% at March 31, 2004 and 5.66% at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an increase of $11 million in long-term borrowings and other noncurrent assets in the first quarter of 2004. The fair value of the interest rate swaps was a positive $8 million and a negative $3 million at March 31, 2004 and December 31, 2003, respectively.

In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of a portion of the $250 million 6.30% notes due in 2018 to variable rates such that the average rate on the variable portion was 1.03% at March 31, 2004 and 1.30% at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an increase of approximately $8 million in long-term borrowings and other noncurrent assets in the first quarter of 2004. The fair value of the interest rate swaps was a positive $9 million and $1 million at March 31, 2004, and December 31, 2003, respectively.

7.  EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2004	2003

Shares used for earnings per share calculation:
Basic	77.2	77.1
Diluted	77.2	77.2

As a result of the net loss reported for the first quarter 2004, common shares underlying options to purchase 9,119,739 shares of common stock at a range of prices from $29.90 to $67.50 have been excluded from the calculation of diluted earnings (loss) per share. In the first quarter 2003, common shares underlying options to purchase 8,402,307 shares of common stock at a range of prices from $35.90 to $73.94 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods.
The Company declared cash dividends of $0.44 per share in the first quarter 2004 and 2003.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.  RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits during first quarter 2004 are recorded using estimated amounts, which may change as actual costs derived for the year are determined. Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Benefit Costs
	Three months ended March 31,
(Dollars in millions)	2004	2003

Components of net periodic benefit cost:
Service cost	$12	$11
Interest cost	21	21
Expected return on assets	(21)	(20)
Amortization of:
Prior service credit	(3)	(3)
Actuarial loss	7	5
Curtailment	2	--

Net periodic benefit cost	$18	$14

A curtailment charge of approximately $2 million was recognized during first quarter 2004 in connection with the closure of the Company’s Hartlepool, United Kingdom manufacturing facility. See Note 9 to the unaudited consolidated financial statements for further discussion.

In its 2003 consolidated financial statements, the Company disclosed that it expected to contribute between $0 and $40 million to its U.S. defined benefit plans for 2004. As of March 31, 2004, no contributions have been made and, due to the passage of the Pension Funding Equity Act of 2004, the Company does not anticipate making any contributions during 2004.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans. A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company. Costs recognized for these benefits during first quarter 2004 are recorded using estimated amounts, which may change as actual costs derived for the year are determined. Below is a summary of the components of net periodic benefit cost recognized for the Company’s U.S. plans:

Summary of Benefit Costs
	Three months ended March 31,
(Dollars in millions)	2004	2003

Components of net periodic benefit cost:
Service cost	$2	$2
Interest cost	15	16
Amortization of:
Prior service credit	(1)	(1)
Actuarial loss	5	4

Net periodic benefit cost	$21	$21

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On December 7, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). As permitted by FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," the Company elected to defer accounting for the effects of the Act. Accordingly, the Company’s net periodic postretirement benefit cost disclosed above does not reflect the effects of the Act. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could require the sponsor to change previously reported information.

9.  ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES , NET

Asset impairments and restructuring charges totaled $67 million in first quarter 2004, with non-cash impairments of $41 million and cash restructuring charges of $26 million. Consolidation and restructuring resulted in a net cash restructuring charge of approximately $2 million in the first quarter 2003.

The following table summarizes both first quarter 2004 and first quarter 2003 charges:

(Dollars in millions)	2004	2003

Eastman Division segments:
Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment:
Fixed asset impairments	$1	$--
Severance charges	4	2
Site closure costs	1	--

Performance Chemicals and Intermediates ("PCI") segment:
Severance charges	3	--

Specialty Plastics ("SP") segment:
Fixed asset impairments	40	--
Severance charges	6	--

Total Eastman Division	55	2

Voridian Division segment:
Polymers segment:
Severance charges	11	--

Total Voridian Division	11	--

Developing Businesses Division segment:
Developing Businesses segment:
Severance charges	1	--

Total Developing Businesses Division	1	--

Total Eastman Chemical Company	$67	$2

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

First Quarter 2004

Asset Impairments and Restructuring Charges

In the first quarter 2004, the Company recorded asset impairments of $40 million related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactures products that are within the Company’s Specialty Plastics ("SP") segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value, as established by appraisal and available market data.

In addition, the Company recognized $1 million of fixed asset impairments and $1 million of site closure costs related to additional impairments associated with the CASPI reorganization and changes in estimates for previously accrued amounts.

Severance Charges

In the first quarter 2004, the Company recognized $25 million in restructuring charges related to the actual and probable separations of approximately 500 employees. These workforce reductions and related charges are explained as follows:

  the decision to close the Hartlepool manufacturing site as discussed above, resulting in severance charges of $5 million within the SP segment;
  ongoing restructuring efforts within the Company’s CASPI segment, resulting in severance charges of $4 million;
  ongoing cost reduction efforts throughout the Company, resulting in severance charges to the PCI, SP and Polymers segments of $3 million, $1 million and $11 million, respectively; and
  streamlining of operations at Cendian Corporation ("Cendian"), the Company’s logistics subsidiary, resulting in a severance charge to the Developing Businesses segment of $1 million.
2003

Asset Impairments and Restructuring Charges

As discussed in Note 14 below, effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairments of $42 million for 2003.
  CASPI Segment
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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The third quarter fixed asset impairment charges of $236 million primarily related to assets associated with the above mentioned product lines, and primarily impacted manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. ("Lawter"), McWhorter Technologies, Inc ("McWhorter"), and Chemicke Zavody Sokolov ("Sokolov") acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter intangible asset impairment charges related to definite-lived intangible assets of approximately $128 million and indefinite-lived intangibles of approximately $47 million. The definite-lived intangibles related primarily to developed technology and customer lists, and the indefinite-lived intangibles primarily related to trademarks. These intangible assets were primarily associated with the acquisitions of Lawter and McWhorter. As the undiscounted future cash flows could not support the carrying value of the definite-lived intangible assets, these assets were written down to fair value, as established primarily by appraisal. Indefinite-lived intangible assets were written down to fair value, as established by appraisal.

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

In the fourth quarter, the Company recognized fixed asset impairments and site closure costs of $1 million and $3 million, respectively. The fixed asset impairments related to additional impairments associated with the CASPI reorganization, as discussed above.

Severance charges of $13 million for 2003 are discussed in further detail below.

  PCI Segment
In the second quarter, the Company recorded an asset impairment charge of approximately $15 million related to the impairment of certain fixed assets used in the PCI segment’s fine chemicals product lines that are located in Llangefni, United Kingdom. In response to industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by discounted future cash flows of the impacted assets.

In the third and fourth quarter, the PCI segment incurred charges of $38 million related to the impairment of fixed assets used in certain performance chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. Within the performance chemicals product lines, the fixed asset impairments charge related to assets located at the Kingsport, Tennessee facility.

Severance charges of $4 million for 2003 are discussed in further detail below.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  SP Segment
Severance charges of $1 million for 2003 are discussed in further detail below.

  Polymers Segment
In the fourth quarter, an asset impairment charge of $1 million was recorded related to assets classified as held for sale at the Company’s Kirkby, United Kingdom site. The fair value of these assets was determined using the estimated proceeds from the sale less the cost to sell.

Severance charges of $1 million for 2003 are discussed in further detail below.

Severance Charges

In the first half of the year, severance costs of $3 million were incurred within the CASPI segment related primarily to consolidation and restructuring activities and changes in previously accrued amounts. In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions were the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment. During the fourth quarter, severance charges were recorded in the CASPI and Fibers segment totaling $2 million and $1 million, respectively, due to the ongoing restructuring of the CASPI segment and the annual budgeting process discussed above.

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs:

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2003

Non-cash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5

Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at March 31, 2004

Non-cash charges	$--	$41	$(41)	$--	$--
Severance costs	10	25	--	(5)	30
Site closure costs	5	1	--	--	6

Total	$15	$67	$(41)	$(5)	$36

As of the end of the first quarter 2004, out of approximately 1,000 actual and probable employee separations that were identified and for which charges were recorded during 2003 and the first quarter 2004, approximately 500 were completed. The remaining severance and site closure costs are expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.  DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

The Company is exposed to market risk, such as changes in foreign currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. Financial instruments held as part of each hedging program are more fully described in Note 8 "Fair Value of Financial Instruments" to the Company’s audited consolidated financial statements contained in the 2003 Annual Report on Form 10-K.

At March 31, 2004, the Company had no mark-to-market gains or losses from foreign currency and raw material and energy hedges. The gains from certain interest rate hedges that were included in accumulated other comprehensive income (loss) were $3 million. All of this balance will be reclassified into earnings over the next 10 years. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings for any of the periods presented.

11.  OTHER OPERATING INCOME AND OTHER (INCOME) CHARGES, NET

	First Quarter
(Dollars in millions)	2004	2003

Other operating income	$--	$(20)

Other income	$(6)	$(4)
Other charges	5	3

Other (income) charges, net	$(1)	$(1)

Other Operating Income

Other operating income for the first quarter 2003 reflected a gain of approximately $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

Other (Income) Charges, net

Included in other income are the Company’s portion of earnings from its equity investments, royalty income, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, fees on securitized receivables and other miscellaneous items.

Other income for the first quarter 2004 primarily reflected the Company’s portion of earnings from its equity investment in Genencor of approximately $4 million. Other charges for the first quarter of 2004 consist primarily of write downs to fair value of certain technology business venture investments due to other than temporary declines in value and fees on securitized receivables.

Other income for the first quarter 2003 primarily reflected the Company’s portion of earnings from its equity investments and net gains on foreign exchange transactions of approximately $2 million each. Other charges for the first quarter 2003 primarily reflected fees on securitized receivables and other miscellaneous items.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLE, NET OF TAX

SFAS No. 143

Effective January 1, 2003, the Company’s method of accounting for environmental closure and post closure costs changed as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations." Upon the initial adoption of the provision, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. In accordance with SFAS No. 143, the Company recorded asset retirement obligations primarily related to closure and post closure environmental liabilities associated with certain property plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million.

13.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2002	$(31)	$(261)	$(2)	$(1)	$(295)
Period change	150	19	--	5	174

Balance at December 31, 2003	119	(242)	(2)	4	(121)
Period change	(8)	(2)	--	(1)	(11)

Balance at March 31, 2004	$111	$(244)	$(2)	$3	$(132)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

14.  SEGMENT INFORMATION

The Company’s products and operations are managed and reported in three divisions comprised of six operating segments. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the Developing Businesses segment.

Goods and services are transferred between the divisions at predetermined prices that may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements.

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment. This realignment resulted in approximately $86 million in sales revenue and an operating loss of $45 million, of which $42 million related to asset impairments recorded in the third quarter of 2003, being transferred from PCI to CASPI for 2003. The realignment also resulted in segment assets of $56 million being transferred from PCI to CASPI as of December 31, 2003. In addition, during the first quarter of 2004, the Company reclassified assets within the Voridian Division to reflect the current allocation of certain shared assets. See Exhibit 99.01 for further information regarding the impact of these reclassifications on segment sales, operating earnings, assets, depreciation, and capital expenditures for 2003, 2002, and 2001. These changes had no effect on the unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter, 2004
(Dollars in millions)	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$439	$--	$439
Performance Chemicals and Intermediates	290	141	431
Specialty Plastics	157	12	169

Total Eastman Division	886	153	1,039

Voridian Division
Polymers	515	18	533
Fibers	172	21	193

Total Voridian Division	687	39	726

Developing Businesses Division
Developing Businesses	24	109	133

Total Developing Businesses Division	24	109	133

Total Eastman Chemical Company	$1,597	$301	$1,898

	First Quarter, 2003
(Dollars in millions)	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$411	$--	$411
Performance Chemicals and Intermediates	297	125	422
Specialty Plastics	144	14	158

Total Eastman Division	852	139	991

Voridian Division
Polymers	430	21	451
Fibers	146	21	167

Total Voridian Division	576	42	618

Developing Businesses Division
Developing Businesses	13	98	111

Total Developing Businesses Division	13	98	111

Total Eastman Chemical Company	$1,441	$279	$1,720

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter
(Dollars in millions)	2004	2003

Operating Earnings (Loss) by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$30	$(3)
Performance Chemicals and Intermediates	8	6
Specialty Plastics	(23)	32

Total Eastman Division	15	35

Voridian Division
Polymers	(12)	28
Fibers	33	25

Total Voridian Division	21	53

Developing Businesses Division
Developing Businesses	(20)	(23)

Total Developing Businesses Division	(20)	(23)

Eliminations	(1)	(6)

Total Eastman Chemical Company	$15	$59

	March 31,	December 31,
(Dollars in millions)	2004	2003

Assets by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,510	$1,700
Performance Chemicals and Intermediates	1,531	1,697
Specialty Plastics	751	821

Total Eastman Division	3,792	4,218

Voridian Division
Polymers	1,318	1,347
Fibers	605	614

Total Voridian Division	1,923	1,961

Developing Businesses Division
Developing Businesses	50	51

Total Developing Businesses Division	50	51

Total Eastman Chemical Company	$5,765	$6,230

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has recognized charges to earnings for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman.  Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s.  The Company’s investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company.

The Company recently reached an agreement with plaintiffs’ counsel to resolve many of these claims. The Company intends to defend vigorously the approximately 3,000 remaining claims or to settle them on acceptable terms.

The Company continues to evaluate the allegations and claims made in recent asbestos-related lawsuits and its insurance coverages. Based on such evaluation to date, the Company continues to believe that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods. To date, costs incurred by the Company related to the recent asbestos-related lawsuits have not been material.

16.  COMMITMENTS

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at March 31, 2004 and December 31, 2003. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million in the first quarters 2004 and 2003. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $234 million and $237 million in the first quarter 2004 and 2003, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $148 million and $91 million at March 31, 2004 and December 31, 2003, respectively.

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted the disclosure requirements of the interpretation as of December 31, 2002. Disclosures about each group of similar guarantees are provided below and summarized in the following table:

(Dollars in millions)	March 31, 2004

Obligations of equity affiliates	$131
Residual value guarantees	84

Total	$215

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Obligations of Equity Affiliates

Eastman has long-term commitments relating to joint ventures and guarantees of up to $131 million of the principal amount of the joint ventures’ third-party borrowings. The Company believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote. For more information concerning the joint ventures described above, see Note 5 in the notes to the audited financial statements contained in the Company’s 2003 Annual Report on Form 10-K.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at March 31, 2004 totaled $84 million and consisted primarily of leases for railcars and other equipment. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not VIEs or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs. These potential VIEs are entities from which the Company purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that each entity is consolidated by an owner. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

17.  SUBSEQUENT EVENTS

In April 2004, the Company announced a voluntary separation program for certain retirement-eligible employees in the United States. This program, which is a result of on-going cost reduction efforts, will be made available to eligible employees in organizations where labor costs need to be reduced. Eligible employees have until May 14, 2004 to decide whether to participate in the program. Although it is likely that this program will result in future employee separations and related costs, the Company cannot reasonably estimate those costs until the number of participants is known.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the 2003 Annual Report on Form 10-K, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

OVERVIEW

Over the past several years, key determinants of profitability for the Company have included: generally slow economic growth, particularly for manufacturing; fluctuations in raw material and energy costs, with those costs increasing substantially in late-2002 and remaining at historically high levels through the first quarter of 2004; and the ability to obtain sales price increases for the Company’s products necessary to preserve or expand margins. In addition, certain markets in which Eastman competes have been impacted by substantial capacity additions that led to lower capacity utilization levels and increased competition, limiting the Company’s ability to obtain sales price increases for some of its products. As a result, the Company’s gross profit has been negatively impacted.

Company actions that positively impacted operating earnings in the first quarter of 2004 included:

  an increased focus on more profitable businesses and product lines, particularly in the Company’s Eastman Division;
  cost reduction measures including labor reductions and the implementation of process improvement technologies; and
  achieving selling price increases sufficient to offset higher raw material costs across all segments except for the Polymers segment.
In addition to the above, in the first quarter 2004, operating earnings were impacted by asset impairments and restructuring charges and a favorable shift in foreign currency exchange rates. Also, within the Polymers segment, higher raw material and energy costs were offset by the impact of increased sales volume.

The key determinants of operating cash flow have historically been operating earnings, seasonal changes in working capital, and the timing and extent of payments for employee benefits and incentive pay. Typically, the Company generates less operating cash flow in the first quarter of the year largely due to seasonal increases in working capital and the timing of payments for employee benefits and incentive pay. Over the remainder of the year, operating cash flow typically improves as the Company reduces working capital.

The significant factors that affected cash flow and liquidity in the first quarter 2004 included:

  the repayment of $500 million of 6 3/8% notes;
  the seasonal increase in working capital requirements, particularly for receivables; and, decreased defined benefit pension plan contributions.
The Company expects profitability and operating cash flows to improve in 2004 compared to 2003 due to the cost reduction measures being implemented across all segments, improved results in the Developing Businesses segment, and generally improved economic conditions. In addition, the Company expects raw material and energy costs to increase slightly in 2004 compared with 2003, and that the ability to obtain sales price increases will be a key driver of profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2004	2003	Change

Sales	$1,597	$1,441	11%	6%	2%	(1) %	4%

The increase in sales revenue for the first quarter 2004 compared to the first quarter 2003 was primarily due to increased sales volume, particularly in the Polymers and Fibers Segments, which had a positive impact on sales revenue of $82 million. Additionally, favorable shifts in foreign currency exchange rates and higher selling prices had a positive impact on sales revenue of $58 million and $28 million, respectively.

	First Quarter

(Dollars in millions)	2004	2003	Change

Gross Profit	$235	$184	28%
As a percentage of sales	14.7%	12.8%

Gross profit for the first quarter 2004 increased compared to the first quarter 2003 primarily due to an 11% increase in sales revenue and an improvement in gross profit as a percentage of sales. Gross profit as a percentage of sales increased due to:
  an increased focus on more profitable businesses and product lines;
  favorable shifts in foreign currency exchange rates, particularly for the euro; and
  cost reduction measures.
In addition, higher selling prices were more than offset by higher raw material and energy costs resulting in a reduction to gross profit, primarily in the Polymers segment. This reduction was mostly offset by the impact of increased sales volume, primarily in the Polymers and Fibers segments.

The Company expects that higher raw material and energy costs, including paraxylene, ethylene glycol, propane, and natural gas, will continue to negatively impact operating results unless the Company is able to offset this impact in part through price increases for certain of its products and through various cost control measures.

Gross profit for the first quarter 2003 included an insurance settlement of approximately $14 million related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands, and Columbia, South Carolina facilities.

The Company continues to implement a variety of cost control measures including labor reductions and continued productivity improvements. As part of these efforts, in March 2004, the Company announced the closing of its manufacturing facility located in Hartlepool, United Kingdom. In April 2004, the Company announced a voluntary separation program for certain retirement-eligible employees in the United States. This program will be made available to eligible employees in organizations where labor costs need to be reduced. The Company expects that these cost control and productivity improvement efforts will continue to positively impact gross profit in 2004.

The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	First Quarter

(Dollars in millions)	2004	2003	Change

Selling and General Administrative Expenses (S&GA)	$110	$100	10%
Research and Development Expenses (R&D)	43	43	-- %

	$153	$143

As a percentage of sales	9.6%	9.9%

Selling and general administrative costs for the first quarter 2004 were $110 million compared with $100 million for first quarter 2003 due primarily to higher compensation and employee benefit costs, expenses associated with the restructuring and other efforts by the Company to improve profitability, and the impact of foreign currency exchange rates. These costs were partially offset by recent cost reduction efforts.

For 2004, the Company expects combined costs related to S&GA expenses and R&D expenses to be at or below 10 percent of sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $67 million in first quarter 2004, with non-cash impairments of $41 million and cash restructuring charges of $26 million. Consolidation and restructuring resulted in a net cash restructuring charge of approximately $2 million in the first quarter 2003.

The following table summarizes both first quarter 2004 and first quarter 2003 charges:

(Dollars in millions)	2004	2003

Eastman Division segments:
Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment:
Fixed asset impairments	$1	$--
Severance charges	4	2
Site closure costs	1	--

Performance Chemicals and Intermediates ("PCI") segment:
Severance charges	3	--

Specialty Plastics ("SP") segment:
Fixed asset impairments	40	--
Severance charges	6	--

Total Eastman Division	55	2

Voridian Division segment:
Polymers segment:
Severance charges	11	--

Total Voridian Division	11	--

Developing Businesses Division segment:
Developing Businesses segment:
Severance charges	1	--

Total Developing Businesses Division	1	--

Total Eastman Chemical Company	$67	$2

First Quarter 2004

Asset Impairments and Restructuring Charges

In the first quarter 2004, the Company recorded asset impairments of $40 million related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactures products that are within the Company’s Specialty Plastics ("SP") segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value, as established by appraisal and available market data.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition, the Company recognized $1 million of fixed asset impairments and $1 million of site closure costs related to additional impairments associated with the CASPI reorganization and changes in estimates for previously accrued amounts.

Severance Charges

In the first quarter 2004, the Company recognized $25 million in restructuring charges related to the actual and probable separations of approximately 500 employees. These workforce reductions and related charges are explained as follows:

  the decision to close the Hartlepool manufacturing site as discussed above, resulting in severance charges of $5 million within the SP segment;
  ongoing restructuring efforts within the Company’s CASPI segment, resulting in severance charges of $4 million;
  ongoing cost reduction efforts throughout the Company, resulting in severance charges to the PCI, SP and Polymers segments of $3 million, $1 million and $11  million, respectively, and streamlining of operations at Cendian Corporation ("Cendian"), the Company’s logistics subsidiary, resulting in a severance charge to the Developing Businesses segment of $1 million.
Additionally, in April 2004, the Company announced a Voluntary Separation Program ("Program") for certain retirement-eligible employees in the United States. This program, which is a result of on-going cost reduction efforts, will be made available to eligible employees in organizations where labor costs need to be reduced. Eligible employees have until May 14, 2004 to decide whether to participate in the program. Although it is likely that this Program will result in future employee separations and related costs, the Company can not reasonably estimate those costs until the number of participants are known.

2003

Asset Impairments and Restructuring Charges

As discussed in Note 14 to the unaudited consolidated financial statements, effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairments of $42 million for 2003.
  CASPI Segment
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

The third quarter fixed asset impairment charges of $236 million primarily related to assets associated with the above mentioned product lines, and primarily impacted manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. ("Lawter"), McWhorter Technologies, Inc ("McWhorter"), and Chemicke Zavody Sokolov ("Sokolov") acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The third quarter intangible asset impairment charges related to definite-lived intangible assets of approximately $128 million and indefinite-lived intangibles of approximately $47 million. The definite-lived intangibles related primarily to developed technology and customer lists, and the indefinite-lived intangibles primarily related to trademarks. These intangible assets were primarily associated with the acquisitions of Lawter and McWhorter. As the undiscounted future cash flows could not support the carrying value of the definite-lived intangible assets, these assets were written down to fair value, as established primarily by appraisal. Indefinite-lived intangible assets were written down to fair value, as established by appraisal.

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

In the fourth quarter, the Company recognized fixed asset impairments and site closure costs of $1 million and $3 million, respectively. The fixed asset impairments related to additional impairments associated with the CASPI reorganization, as discussed above.

Severance charges of $13 million for 2003 are discussed in further detail below.

  PCI Segment

In the second quarter, the Company recorded an asset impairment charge of approximately $15 million related to the impairment of certain fixed assets used in the PCI segment’s fine chemicals product lines that are located in Llangefni, United Kingdom. In response to industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by discounted future cash flows of the impacted assets.

In the third and fourth quarter, the PCI segment incurred charges of $38 million related to the impairment of fixed assets used in certain performance chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. Within the performance chemicals product lines, the fixed asset impairments charge related to assets located at the Kingsport, Tennessee facility.

Severance charges of $4 million for 2003 are discussed in further detail below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  SP Segment

Severance charges of $1 million for 2003 are discussed in further detail below.

  Polymers Segment

In the fourth quarter, an asset impairment charge of $1 million was recorded related to assets classified as held for sale at the Company’s Kirkby, United Kingdom site. The fair value of these assets was determined using the estimated proceeds from the sale less the cost to sell.

Severance charges of $1 million for 2003 are discussed in further detail below.

Severance Charges

In the first half of the year, severance costs of $3 million were incurred within the CASPI segment related primarily to consolidation and restructuring activities and changes in previously accrued amounts. In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions were the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment. During the fourth quarter, severance charges were recorded in the CASPI and Fibers segment totaling $2 million and $1 million, respectively, due to the ongoing restructuring of the CASPI segment and the annual budgeting process discussed above.

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs:

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2003

Non-cash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5

Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at March 31, 2004

Non-cash charges	$--	$41	$(41)	$--	$--
Severance costs	10	25	--	(5)	30
Site closure costs	5	1	--	--	6

Total	$15	$67	$(41)	$(5)	$36

As of the end of the first quarter 2004, out of approximately 1,000 actual and probable employee separations that were identified and for which charges were recorded during 2003 and the first quarter 2004, approximately 500 were completed. The remaining severance and site closure costs are expected to be applied to the reserves within one year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

	First Quarter

(Dollars in millions)	2004	2003	Change

Gross interest costs	$32	$33
Less: Capitalized interest	1	1

Interest expense	31	32	(3) %
Less: Interest income	2	1

Interest expense, net	$29	$31	(6) %

Slightly lower gross interest costs for the first quarter 2004 compared to the first quarter 2003 reflected lower average interest rates that more than offset higher average borrowings. Higher interest income reflected larger average cash levels in preparation for the repayment of borrowings maturing in January 2004. Due to these factors, net interest expense declined slightly.

For 2004, the Company expects net interest expense to decrease compared to 2003 due to lower expected gross interest costs as a result of lower average interest rates on borrowings and anticipated lower average borrowings.

Other Operating Income and Other (Income) Charges, net

	First Quarter
(Dollars in millions)	2004	2003

Other operating income	$--	$(20)

Other income	$(6)	$(4)
Other charges	5	3

Other (income) charges, net	$(1)	$(1)

  Other Operating Income
Other operating income for the first quarter 2003 reflected a gain of approximately $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

  Other (Income) Charges, net
Included in other income are the Company’s portion of earnings from its equity investments, royalty income, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, fees on securitized receivables and other miscellaneous items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other income for the first quarter 2004 primarily reflected the Company’s portion of earnings from its equity investment in Genencor of approximately $4 million. Other charges for the first quarter of 2004 consist primarily of write downs to fair value of certain technology business venture investments due to other than temporary declines in value and fees on securitized receivables.

Other income for the first quarter 2003 primarily reflected the Company’s portion of earnings from its equity investments and net gains on foreign exchange transactions of approximately $2 million each. Other charges for the first quarter 2003 primarily reflected fees on securitized receivables and other miscellaneous items.

Provision for Income Taxes

	First Quarter

(Dollars in millions)	2004	2003	Change

Provision (benefit) for income taxes	$(7)	$11	N/A
Effective tax rate	54%	39%

The first quarter 2004 effective tax rate was impacted by the treatment of the asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions, the impact of expected favorable foreign rate variances and extraterritorial income exclusion benefits on taxable earnings excluding the asset impairment and restructuring charges, and the relative amount of the above items compared to pretax losses in the period. The first quarter 2003 effective tax rate was impacted by the statutory rate applied to discrete items in the period being higher than the Company's effective tax rate.

As described in Note 18 to the Company's 2003 Annual Report on form 10-K, the Company has significant net operating loss carryforwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carryforwards is greater or less than anticipated.

The Company expects the benefits of favorable foreign rate variances and the extraterritorial income exclusion to continue for the remainder of 2004 resulting in an effective tax rate at or below 30% on normal taxable earnings.

Cumulative Effect of Change in Accounting Principle, Net of Tax

	First Quarter

(Dollars in millions)	2004	2003

Cumulative effect of change in accounting principle, net	$--	$3

SFAS No. 143

Effective January 1, 2003, the Company’s method of accounting for environmental closure and post closure costs changed as a result of the adoption of Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." Upon the initial adoption of the provision, entities were required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. In accordance with SFAS No. 143, the Company recorded asset retirement obligations primarily related to closure and post closure environmental liabilities associated with certain property plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in three divisions comprised of six operating segments. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the Developing Businesses Segment. The divisional structure has allowed the Company to align costs more directly with the activities and businesses that generate them.

Goods and services are transferred between the divisions at predetermined prices that may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements.

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment's products consist of binders and resins, liquid vehicles, additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives and as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Additives, such as cellulosic polymers, Texanol? ester alcohol and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.

The PCI segment, comprised of the performance chemicals and intermediates product groups, manufactures a variety of intermediates chemicals based on oxo and acetyl chemistries. The Company is the largest marketer of acetic anhydride in the United States, a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products. PCI also manufactures the broadest range of oxo aldehyde derivatives products in the world as well as complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for fiber and food and beverage ingredients, which are typically used in market niche applications. Additionally, performance chemicals produces nonanoyloxybenzenesulfonate ("NOBS") bleach activator for a key customer.

The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products. Included in these are highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical devices, personal care and cosmetics, performance films, tape and labels, fibers/nonwovens, photographic and optical film, graphic arts and general packaging.

The Polymers segment manufactures and supplies PET polymers for use in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household and industrial products. PET polymers serve as source products for packaging a wide variety of products including carbonated soft drinks, water, beer and personal care items and food containers that are suitable for both conventional and microwave oven use. The Polymers segment also manufactures low-density polyethylene and linear low-density polyethylene, which are used primarily in extrusion coating, film and molding applications.

The Fibers segment manufactures Estron? acetate tow and Estrobond? triacetin plasticizers which are used primarily in cigarette filters; Estron? and Chromspun? acetate yarns for use in apparel, home furnishings and industrial fabrics; acetate flake for use by other acetate tow producers; and acetyl chemicals.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment. This realignment resulted in approximately $86 million in sales revenue and an operating loss of $45 million, of which $42 million related to asset impairments recorded in the third quarter of 2003, being transferred from PCI to CASPI for 2003. The realignment also resulted in segment assets of $56 million being transferred from PCI to CASPI as of December 31, 2003. In addition, during the first quarter of 2004, the Company reclassified assets within the Voridian Division to reflect the current allocation of certain shared assets. See Exhibit 99.01 for further information regarding the impact of these reclassifications on segment sales, operating earnings, assets, depreciation, and capital expenditures for 2003, 2002, and 2001. These changes had no effect on the unaudited consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

CASPI Segment
	First Quarter

(Dollars in millions)	2004	2003	Change

External Sales	$439	$411	7%
Volume effect			1%
Price effect			1%
Product mix effect			--%
Exchange rate effect			5%

Operating earnings (loss)	30	(3)	>100%

Asset impairments and restructuring charges, net	6	2

The increase in external sales revenue for the first quarter 2004 compared to the first quarter 2003 was primarily due to favorable shifts in foreign currency exchange rates, which had a positive impact on sales revenue of $21 million, and slight increases in sales volume and selling prices. The increase in sales volume resulted from increases in the coatings, additives, and solvents and adhesives raw materials product groups that were mostly offset by decreased sales volume in the resins and monomers and inks and graphic arts product groups.

The increase in operating results throughout the segment for the first quarter 2004 compared to the first quarter 2003 was the result of:

  achieving selling price increases sufficient to offset higher raw material costs;
  favorable foreign currency exchange rates, particularly for the euro;
  an increased focus on more profitable businesses and product lines, including the shutdown and consolidation of several manufacturing sites as well as impairment of certain asset groups, which has resulted in decreased operating costs and lower depreciation and amortization expense; and, the impact of cost reduction efforts, primarily due to labor reductions related to the ongoing restructuring, divestiture, and consolidation activities.
Operating earnings for the first quarter 2004 were negatively impacted by restructuring charges totaling approximately $6 million as more fully described above and in Note 9 to the Company’s unaudited consolidated financial statements.

The Company expects during 2004 to continue to identify and pursue implementation of restructuring, divestiture, and consolidation alternatives for certain identified portions of the CASPI segment to improve profitability. As of March 31, 2004, these activities and continuing cost reduction efforts have begun to contribute to the expected $50 million improvement in operating results in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	First Quarter

(Dollars in millions)	2004	2003	Change

External Sales	$290	$297	(2)%
Volume effect			(4)%
Price effect			3%
Product mix effect			(2)%
Exchange rate effect			1%

Interdivisional sales	141	125	13%

Operating earnings	8	6	33%

Asset impairments and restructuring charges, net	3	--

External sales revenue for the first quarter 2004 decreased $7 million compared to the first quarter 2003 primarily due to lower sales volumes throughout the segment, which had a negative impact on revenues of $13 million, and an unfavorable shift in product mix of $7 million. These impacts were partially offset by higher selling prices, primarily for intermediate chemicals, which had a positive impact on sales revenue of $10 million. The increase in interdivisional sales revenue was primarily due to higher selling prices as a result of higher raw material and energy costs.

First quarter 2004 operating earnings increased $2 million over first quarter 2003 primarily due to achieveing selling price increases sufficient to offset higher raw material and energy costs and an increased focus on more profitable product lines. The PCI segment continues to identify and implement projects to reduce costs and improve the results of underperforming product lines, which could result in further restructuring, divestiture, or consolidation within the segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SP Segment
	First Quarter

(Dollars in millions)	2004	2003	Change

External Sales	$157	$144	9%
Volume effect			--
Price effect			3%
Product mix effect			2%
Exchange rate effect			4%

Interdivisional sales	12	14	(14)%

Operating earnings (loss)	(23)	32	>100%

Asset impairments and restructuring charges, net	46	--
Other operating income	--	20

External sales revenue for the first quarter 2004 increased $13 million compared to the first quarter 2003 due primarily to favorable shifts in foreign currency exchange rates, which had a positive impact of $6 million. Higher selling prices and a favorable shift in product mix also contributed to increased sales revenue.

Operating results for first quarter 2004 declined compared with first quarter 2003 primarily due to asset impairments and restructuring charges of $46 million related to the closure of the Company’s Hartlepool, United Kingdom manufacturing facility in the first quarter of 2004, and a $20 million gain on the sale of the Company’s high performance crystalline plastics assets in the first quarter of 2003. The decision to close the Hartlepool site was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Operating earnings were positively impacted by an increased focus on more profitable product lines, higher selling prices obtained primarily through product differentiation, favorable shifts in foreign currency exchange rates and cost reduction efforts.

The Company believes that continued emphasis on more profitable product lines, higher selling prices and cost reduction efforts will continue to positively impact earnings in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VORIDIAN DIVISION

Polymers Segment
	First Quarter

(Dollars in millions)	2004	2003	Change

External Sales	$515	$430	20%
Volume effect			11%
Price effect			3%
Product mix effect			--
Exchange rate effect			6%

Interdivisional sales	18	21	(15) %

Operating earnings (loss)	(12)	28	>100%

Asset impairments and restructuring charges, net	11	--

The increase in external sales revenue for the first quarter 2004 compared to the first quarter 2003 was primarily due to increased sales volume, particularly for PET polymers, which had a positive impact on sales revenue of $49 million. Favorable shifts in foreign currency exchange rates and higher selling prices also had a positive impact on sales revenue of $24 million and $13 million, respectively.

Operating results declined in first quarter 2004 compared with first quarter 2003 due to asset impairments and restructuring charges of $11 million, primarily related to severance. Increases in selling prices were more than offset by higher raw material and energy costs resulting in a reduction to operating earnings. The ability to increase selling prices sufficient to offset higher raw material and energy costs, particularly for paraxylene and ethylene glycol that are used in PET polymers, was limited by the impact of capacity additions in North America in 2003. Operating earnings for the first quarter 2003 were positively impacted by an insurance settlement of approximately $14 million related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands, and Columbia, South Carolina facilities.

For the remainder of 2004, the Polymers segment expects to intensify its focus on lowering costs and expects its PET polymers product line to continue to grow along with overall market demand growth. In addition, operating earnings will continue to be impacted by the Company’s ability to obtain selling price increases to offset higher raw material and energy costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	First Quarter

(Dollars in millions)	2004	2003	Change

External Sales	$172	$146	18%
Volume effect			29%
Price effect			(3)%
Product mix effect			(10)%
Exchange rate effect			2%

Interdivisional sales	21	21	--

Operating earnings	33	25	32%

The increase in external sales revenue for the first quarter 2004 compared to the first quarter 2003 was due to significantly increased sales volumes throughout the segment, which had a positive impact on revenues of $42 million. This was offset by an unfavorable shift in product mix of $15 million, due to increased sales volumes of lower unit priced products, particularly acetyl chemicals.

Operating earnings for the first quarter 2004 increased compared to first quarter 2003 due to significantly higher sales volume throughout the segment.

For 2004, the Company expects operating earnings for the Fibers segment to be similar to 2003.

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment
	First Quarter

(Dollars in millions)	2004	2003	Change

External Sales	$24	$13	85%

Interdivisional sales	109	98	11%

Operating loss	(20)	(23)	(13%)

Asset impairments and restructuring charges, net	1	--	>100%

The increase in external sales revenue for the first quarter 2004 compared to the first quarter 2003 was primarily due to ongoing implementation of customer contracts at Cendian. External sales revenue in the Developing Businesses segment is expected to continue to increase in 2004. The increase in interdivisional sales revenue for the first quarter 2004 compared to the first quarter 2003 was primarily due to an increase in logistics services provided by Cendian to Eastman Division and Voridian Division.

Operating results for the segment improved slightly in first quarter 2004 compared with first quarter 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue (excluding interdivisional sales)

	First Quarter

(Dollars in millions)	2004	2003	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$866	$824	5%	4%	4%	(3) %	--
Europe, Middle East, and Africa	410	342	20%	5%	(3) %	3%	15%
Asia Pacific	184	159	16%	9%	2%	4%	1%
Latin America	137	116	18%	13%	1%	2%	2%

	$1,597	$1,441	11%	6%	2%	(1) %	4%

Sales revenue in the United States and Canada increased for the first quarter 2004 compared to the first quarter 2003 primarily due to increased sales volume and higher selling prices that were partially offset by an unfavorable shift in product mix. The increases in sales volume primarily relate to Voridian division products, in particular PET polymers and acetyl chemicals, and had a positive impact on sales revenue of $33 million. Higher selling prices, particularly for polyethylene, also had a positive impact on sales revenue of $33 million. These increases were offset by an unfavorable shift in product mix, particularly for the Fibers segment, that negatively impacted sales revenues in the amount of $24 million.

Sales revenue in Europe, Middle East and Africa increased for the first quarter 2004 compared to the first quarter 2003 primarily due to favorable shifts in foreign currency exchange rates that had a positive impact on sales revenue of $53 million. Increased sales volume, particularly for PET polymers, had a positive impact on sales revenue of $19 million. Additionally, a favorable shift in product mix positively impacted sales revenue by $5 million. These increases were partially offset by lower selling prices that had a negative impact on sales revenue of $9 million.

Sales revenue in Asia Pacific increased for the first quarter 2004 compared to first quarter 2003 primarily due to increased sales volume and a favorable shift in product mix, particularly for acetate tow, which had a positive impact on sales revenue of $15 million and $6 million, respectively. Higher selling prices and favorable shifts in foreign currency exchange rates also had a positive impact on sales revenue of $3 million and $2 million, respectively.

Sales revenue in Latin America increased for the first quarter 2004 compared to first quarter 2003 primarily due to increased sales volume, particularly for the Polymers segment. This increase in sales volume had a positive impact on sales revenue of $15 million.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information, refer to Note 10 to the Company’s unaudited consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

	First Quarter

(Dollars in millions)	2004	2003

Net cash provided by (used in)
Operating activities	$(34)	$(168)
Investing activities	(63)	(3)
Financing activities	(419)	170

Net change in cash and cash equivalents	$(516)	$(1)

Cash and cash equivalents at end of period	$42	$76

Cash Flows

Cash used in operating activities of $34 million in the first quarter 2004 improved $134 million compared to the first quarter 2003 primarily because the Company made no contribution to its U.S. defined benefit pension plans in the first quarter 2004, while making a $90 million contribution in the first quarter 2003. The remaining improvement was due to operating results and other items. First quarter 2004 cash used in operating activities was negatively impacted by the seasonal increase in working capital requirements, particularly for receivables.

The net increase of $60 million in cash used in investing activities in the first quarter 2004 compared to first quarter 2003 primarily reflects a $14 million increase in additions to properties and equipment in the first quarter 2004 as well as $28 million in proceeds from the sale of assets in the first quarter 2003. The proceeds from the sale of assets were due to the sale of the Company’s high-performance crystalline plastics assets.

Cash used in financing activities in the first quarter 2004 reflects the January 2004 repayment of $500 million of 6 3/8% notes and an increase in commercial paper and credit facility borrowings of $105 million. In the first quarter 2003, cash provided by financing activities is primarily due to the increase in commercial paper borrowings of $204 million. The payment of dividends is reflected in all periods.

In 2004, priorities for use of available cash from operations are to pay the dividend, reduce outstanding borrowings and fund targeted growth initiatives such as small acquisitions and other ventures.

Liquidity

In April 2004, Eastman amended its $600 million revolving credit facility (the "Credit Facility") expiring in July 2005 to provide for a $700 million revolving credit facility expiring in April 2009. These and any other amounts that could be borrowed under the facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of March 31, 2004 and December 31, 2003. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. At March 31, 2004, the Company was in compliance with these covenants.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in April 2009, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At March 31, 2004, the Company’s commercial paper and revolving credit facility borrowings were $301 million at an effective interest rate of 1.69%. At December 31, 2003, the Company's commercial paper borrowings were $196 million at an effective interest rate of 1.85%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has an effective shelf registration statement, filed in 1998 with the Securities and Exchange Commission, to issue up to $1 billion of debt or equity securities. On April 3, 2002, Eastman issued notes in the principal amount of $400 million due 2012 and bearing interest at 7% per annum. Net proceeds from the sale of the notes were $394 million and were used to repay portions of outstanding borrowings under the Credit Facility and commercial paper borrowings. On June 16, 2003, the Company issued notes in the principal amount of $250 million due 2008 and bearing interest at 3 1/4 % per annum. Proceeds from the sale of the notes, net of $2 million in transaction fees, were $248 million and were used to repay portions of commercial paper borrowings. On November 12, 2003, the Company issued notes in the principal amount of $250 million due 2018 and bearing interest at 6.30% per annum. Proceeds from the sale of the notes, net of approximately $2 million in transaction fees, were $246 million and were used, along with cash generated from business activities and other borrowings, for the repayment of the Company’s $500 million 6 3/8% notes due on January 15, 2004.

On January 15, 2004, the Company repaid at maturity $500 million of notes bearing interest at 6 3/8% per annum. These notes were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. This notes were repaid with cash generated from business activities, new long-term borrowings and available short-term borrowing capacity.

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

Capital Expenditures

Capital expenditures were $59 million and $45 million for the first quarters 2004 and 2003, respectively. The Company continues its emphasis on cash flow management and, for 2004, expects that capital spending and other directed investments for small acquisitions and other ventures will increase compared to 2003, but be no more than depreciation and amortization.

Other Commitments

At March 31, 2004, the Company’s obligations related to notes and debentures totaled approximately $1.9 billion to be paid over a period of 25 years. Other borrowings, related primarily to commercial paper and credit facility borrowings, totaled approximately $301 million.

The Company had various purchase obligations at March 31, 2004 totaling approximately $1.8 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $217 million over a period of several years. Of the total lease commitments, approximately 21% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 47% relate to real property, including office space, storage facilities and land; and approximately 32% relate to railcars.

In addition, the Company had other liabilities at March 31, 2004 totaling approximately $1.2 billion related to pension, retiree medical, and other post-employment obligations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Commercial Paper and Credit Facility Borrowings	Purchase Obligations (a)	Operating Leases	Other Liabilities (b)	Total

Remaining in 2004	$1	$--	$177	$35	$50	$263
2005	--	301	236	41	128	706
2006	8	--	232	37	180	457
2007	--	--	230	25	151	406
2008	250	--	130	14	107	501
2009 and beyond	1,663	--	840	65	596	3,164

Total	$1,922	$301	$1,845	$217	$1,212	$5,497

(a) Amounts represent the current estimated cash payments to be made by the Company in the periods indicated based on market prices and the assumption that the plants utilizing these contracts will remain in operation. Many of the purchase obligations are tied to market prices for various raw materials that fluctuate from time to time. Therefore, the Company’s actual obligation could be significantly higher or lower than presented above. Also, many of the Company’s contracts are cancelable for a certain fee, which, in the case of a plant closure could result in a lower total cost related to the obligation.

(b) Amounts represent the current estimated cash payments to be made by the Company in the periods indicated. The amount and timing of such payments is dependent upon interest rates, health care trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company. In addition, amounts related to retiree medical do not include the potential effect of the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). For further details regarding the implementation of the Act, see Note 8 to the Company’s unaudited consolidated financial statements.

The Company also had outstanding guarantees at March 31, 2004. Additional information related to these guarantees is provided in Note 16 to the Company’s unaudited consolidated financial statements.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at March 31, 2004 totaled $84 million and consisted primarily of leases for railcars and other equipment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has long-term commitments relating to joint ventures as described in Note 16 to the Company’s unaudited consolidated financial statements. These joint ventures allow the Company to gain access to markets the Company otherwise would not be able to gain access to. The guarantees related to the joint ventures provide borrowing capability in excess of what the joint venture would have access to based on its own resources. The Company guarantees up to $131 million of the principal amount of the joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote. For more information concerning the joint ventures described above, see Note 5 in the notes to the audited financial statements contained in the Company’s 2003 Annual Report on Form 10-K.

As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at March 31, 2004 and December 31, 2003. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not variable interest entities ("VIEs") or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate these entities. The Company has evaluated long-term purchase obligations with two entities that may be VIEs. These potential VIEs are entities from which the Company purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that each entity is consolidated by an owner. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

For more information on the above off balance sheet and other financing arrangements, see Note 16 to the unaudited consolidated financial statements.

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during the first quarters of 2004 and 2003. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under this authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Dividends

The Company declared cash dividends of $0.44 per share in the first quarters 2004 and 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2004, the Company expects:
  that historically high raw material and energy costs will continue throughout much of 2004, and that the Company will continue to implement price increases to offset   these increases;
  that pension and other postemployment benefit expenses in 2004 will increase compared to 2003 by approximately $15 million;
  to make no contribution to the Company’s U.S. defined benefit pension plans in 2004;
  net interest expense to decrease compared to 2003 due to lower expected gross interest costs as a result of lower average interest rates on borrowings and anticipated lower average borrowings;
  that depreciation and amortization expense for 2004 will decrease by approximately $35 million;
  cash flow to increase in 2004 compared to 2003 and that priorities for use of available cash from operations will be to pay the quarterly cash dividend, reduce outstanding borrowings, and fund targeted growth initiatives such as small acquisitions and other ventures;
  capital expenditures to increase in 2004 compared to 2003, but to continue to be no more than depreciation and amortization;
  the effective tax rate to be at or below 30%, and certain tax benefits from favorable foreign rate variances and the extraterritorial income exclusion to continue through 2004;
  combined costs related to selling and general administrative expenses and research and development expenses to be at or below 10% of sales revenue;
  restructuring, divestiture and consolidation activities and continuing cost reduction efforts in the CASPI segment will contribute approximately $50 million to operating results;
  cost reduction and productivity improvement efforts will positively impact results in 2004;
  the Polymers segment will maintain its focus on lowering costs and expects its PET polymers product line to continue to grow along with overall market demand growth; and
  operating earnings in the Fibers segment to be similar to 2003.
Due to the above factors, improving economic conditions, and normal seasonality, the Company anticipates strong sales volume in the second quarter, and expects second quarter 2004 net earnings to increase by between 40 percent and 60 percent compared with first-quarter net earnings, excluding asset impairments and restructuring charges.

Longer term, the Company expects:

  Global demand for PET polymers to grow at an average rate of approximately 10% annually over the next several years; and
  Aggressive management of costs in the PCI segment will help improve margins and position it to take full advantage of the cyclical upturn in the ethylene market expected in the 2005 through 2006 timeframe and to aggressively identify and implement projects to reduce costs and improve performance.
44

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
45

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
  In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material and energy costs, or have a negative impact on demand and volume.  There can be no assurances that any price increases will be realized or will be realized within the Company's anticipated timeframe.
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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2004.

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company has recognized charges to earnings for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of additional claims that could be made is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

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

The Company recently reached an agreement with plaintiffs' counsel to resolve many of these claims. The Company intends to defend vigorously the approximately 3,000 remaining claims or to settle them on acceptable terms.

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

(b) On January 29, 2004, the Company furnished under Item 12 of Form 8-K the text of its publicly released financial results for the fourth quarter and full year of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Eastman Chemical Company

Date: May 6, 2004	By: /s/ Richard A. Lorraine
_______________________________
Richard A. Lorraine
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX
Exhibit		Sequential
Number	Description	Page Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02
Amended and Restated Bylaws of Eastman Chemical Company, as amended December 4, 2003 (incorporated herein by reference to Exhibit 3.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.01
Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 (the "March 31, 2001 10-Q"))

4.02
Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and First Chicago Trust Company of New York, as Rights Agent as amended December 4, 2003 (incorporated herein by reference to Exhibit 4.2 to Eastman Chemical Company's current report on Form 8-K dated December 5, 2003)

4.03
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's current report on Form 8-K dated January 10, 1994 (the "8-K"))

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

4.11
$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request

4.12	Amended and Restated Credit Agreement, dated as of April 7, 2004 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citicorp USA, Inc., as Agent	55-143

4.13	Form of 3 1/4% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.14	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	144

31.01	Rule 13a – 14(a) Certification	145
	by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2004

31.02	Rule 13a – 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2004	146

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2004	147

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2004	148

99.01	Reclassified Segment Information.	149-151