Form 10-Q
period 2004-06-30
EASTMAN CHEMICAL CO
filed 2004-08-09
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ______________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at
June 30, 2004
Common Stock, par value $0.01 per share	77,849,256
(including rights to purchase shares of
Common Stock or Participating Preferred Stock)

PAGE 1 OF 74 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 67

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

1.	Financial Statements
	Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings	3
	Consolidated Statements of Financial Position	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6-27
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28-61
4.	Controls and Procedures	62

PART II. OTHER INFORMATION

1.	Legal Proceedings	63-64
2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	64
4.	Submission of Matters to a Vote of Security Holders	65
6.	Exhibits and Reports on Form 8-K	65

SIGNATURES

Signatures	66

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
INCOME, AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2004	2003	2004	2003

Sales	$1,676	$1,481	$3,273	$2,922
Cost of sales	1,406	1,240	2,768	2,497

Gross profit	270	241	505	425

Selling and general administrative expenses	112	108	222	208
Research and development expenses	38	42	81	85
Asset impairments and restructuring charges, net	79	16	146	18
Other operating income	--	--	--	(20)

Operating earnings	41	75	56	134

Interest expense, net	30	31	59	62
Other (income) charges, net	1	(5)	--	(6)

Earnings (loss) before income taxes and cumulative effect of changes in accounting principles	10	49	(3)	78
Provision (benefit) for income taxes	(74)	14	(81)	25

Earnings before cumulative effect of changes in accounting principles	84	35	78	53
Cumulative effect of changes in accounting principles, net	--	--	--	3

Net earnings	$84	$35	$78	$56

Earnings per share
Basic
Before cumulative effect of changes in accounting
principles	$1.08	$0.46	$1.01	$0.69
Cumulative effect of changes in accounting principles, net	--	--	--	0.04

Net earnings per share	$1.08	$0.46	$1.01	$0.73

Diluted
Before cumulative effect of changes in accounting
principles	$1.07	$0.46	$1.00	$0.69
Cumulative effect of changes in accounting principles, net	--	--	--	0.04

Net earnings per share	$1.07	$0.46	$1.00	$0.73

Comprehensive Income
Net earnings	$84	$35	$78	$56
Other comprehensive income (loss)
Change in cumulative translation adjustment	(10)	45	(18)	73
Change in minimum pension liability, net of tax	1	--	(1)	--
Change in unrealized gains (losses) on investments, net of tax	--	(1)	--	(2)
Change in unrealized gains (losses) on derivative
instruments, net of tax	(1)	(3)	(2)	(5)

Total other comprehensive income (loss)	(10)	41	(21)	66

Comprehensive income	$74	$76	$57	$122

Retained Earnings
Retained earnings at beginning of period	$1,436	$1,869	$1,476	$1,882
Net earnings	84	35	78	56
Cash dividends declared	(34)	(34)	(68)	(68)

Retained earnings at end of period	$1,486	$1,870	$1,486	$1,870

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2004	2003

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$145	$558
Trade receivables, net of allowance of $21 and $28	670	614
Miscellaneous receivables	69	87
Inventories	589	698
Other current assets	52	53
Current assets held for sale	192	--

Total current assets	1,717	2,010

Properties
Properties and equipment at cost	9,434	9,861
Less: Accumulated depreciation	6,228	6,442

Net properties	3,206	3,419

Goodwill	315	317
Other intangibles, net of accumulated amortization of $4 and $218	21	33
Other noncurrent assets	481	451
Noncurrent assets held for sale	68	--

Total assets	$5,808	$6,230

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$942	$973
Borrowings due within one year	1	504
Current liabilities related to assets held for sale	66	--

Total current liabilities	1,009	1,477

Long-term borrowings	2,153	2,089
Deferred income tax liabilities	240	316
Postemployment obligations	1,157	1,126
Other long-term liabilities	197	179
Long-term liabilities related to assets held for sale	7	--

Total liabilities	4,763	5,187

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 85,638,077 and 85,177,467)	1	1
Additional paid-in capital	135	122
Retained earnings	1,486	1,476
Accumulated other comprehensive loss	(142)	(121)

	1,480	1,478
Less: Treasury stock at cost (7,933,646 shares for 2004 and 2003)	435	435

Total stockholders’ equity	1,045	1,043

Total liabilities and stockholders’ equity	$5,808	$6,230

The accompanying notes are an integral part of these financial statements.
4

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2004	2003

Cash flows from operating activities
Net earnings	$78	$56

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	165	193
Cumulative effect of changes in accounting principles, net	--	(3)
Asset impairments	103	15
Gains on sale of assets	--	(20)
Provision (benefit) for deferred income taxes	(84)	28
Changes in operating assets and liabilities:
Increase in receivables	(152)	(114)
Increase in inventories	(6)	(6)
Increase (decrease) in trade payables	70	(52)
Increase (decrease) in liabilities for employee benefits and incentive pay	14	(164)
Other items, net	(6)	(28)

Net cash provided by (used in) operating activities	182	(95)

Cash flows from investing activities
Additions to properties and equipment	(117)	(100)
Proceeds from sale of assets	1	28
Additions to capitalized software	(7)	(8)
Other items, net	(4)	18

Net cash used in investing activities	(127)	(62)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other short-term borrowings	89	(32)
Proceeds from long-term borrowings	--	248
Repayment of borrowings	(500)	--
Dividends paid to stockholders	(68)	(68)
Other items	13	1

Net cash provided by (used in) financing activities	(466)	149

Net change in cash and cash equivalents	(411)	(8)

Cash and cash equivalents at beginning of period	558	77

Cash and cash equivalents at end of period	$147	$69

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

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately to variable interest entities ("VIEs") created after January 31, 2003, and to VIEs in which a public company obtains an interest after that date. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIEs that are commonly referred to as special purpose entities were required to apply the provisions of FIN 46R for periods ended after December 15, 2003. A public company that did not have any interests in special purpose entities but did have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ended after March 14, 2004. During the fourth quarter of 2003, the Company assessed certain of its lease arrangements as well as its accounts receivable securitization program according to the provisions of FIN 46R. The Company concluded that such entities did not meet the criteria for consolidation under FIN 46R. In addition, the Company has identified certain joint venture partnerships, as well as other contractual arrangements created before February 1, 2003, as potential VIEs. See Note 17 for more information about the Company’s implementation of FIN 46R.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. The Company has adopted the provisions of this statement. See Note 9 to the unaudited consolidated financial statements for more information.

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

If the Company had elected to recognize compensation expense based upon the fair value at the grant dates of these awards, the Company's net earnings and earnings per share would have been reduced as follows:

		Second Quarter		First Six Months
(Dollars and shares in millions, except per share amounts)		2004	2003	2004	2003

Net earnings, as reported		$84	$35	$78	$56

Add: Stock-based employee compensation expense included in net earnings, as reported		1	--	1	--

Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings under fair value method		2	3	4	6

Pro forma net earnings		$83	$32	$75	$50

Basic earnings per share	As reported	$1.08	$0.46	$1.01	$0.73
	Pro forma	$1.07	$0.42	$0.97	$0.65
	Shares	77.4	77.1	77.3	77.1

Diluted earnings per share	As reported	$1.07	$0.46	$1.00	$0.73
	Shares	78.1	77.3	78.0	77.3

	Pro forma	$1.07	$0.42	$0.97	$0.65
	Shares (1)	77.9	77.2	77.7	77.2

(1) Diluted shares calculated under FAS 123/148 are computed differently than under FAS 128 using the treasury stock method.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.  ASSETS HELD FOR SALE

During the second quarter 2004, the Company entered into an agreement to sell certain businesses and product lines and related assets within its Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment and recorded an asset impairment charge of $62 million to adjust the asset values to the sales proceeds less cost to sell. Following the completion of the divestiture, further gains and losses could be recognized in future periods depending upon the final sales proceeds as well as adjustments for possible pension and other postemployment benefit curtailments. These businesses and product lines include acrylate ester monomers, composites (unsaturated polyester resins), inks and graphics arts raw materials, liquid resins, powder resins and textile chemicals. The sale was completed on July 31, 2004.  For additional information, see Note 20 to the unaudited consolidated financial statements.

Summarized balance sheet information for assets and related liabilities classified as held for sale are below:

June 30,
(Dollars in millions)	2004

Current assets
Cash	$2
Trade receivables, net	86
Miscellaneous receivables	1
Inventories	98
Other current assets	5

Total current assets	192

Non-current assets
Properties and Equipment, net	61
Other intangibles, net	5
Deferred income tax assets	2

Total non-current assets	68

Total assets	$260

Current liabilities
Payables and other current liabilities, net	$66

Total current liabilities	66

Long term liabilities
Deferred income tax liabilities	4
Other long term liabilities	3

Total noncurrent liabilities	7

Total liabilities	$73

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2004	2003

(At average cost (which approximates FIFO))
Finished goods	$530	$583
Work in process	174	175
Raw materials and supplies	173	228

Total inventories	877	986
Reduction to LIFO value	(288)	(288)

Total inventories at LIFO value	$589	$698

Inventories valued on the LIFO method were approximately 65% of total inventories at each period end.

5.  GOODWILL AND OTHER INTANGIBLE ASSETS

The following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to impairments and accumulated amortization.

	As of June 30, 2004		As of December 31, 2003
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets
Developed technology	$3	$2	$124	$6
Customer lists	6	4	62	6
Other	3	2	18	2

Total	$12	8	$204	14

Indefinite-lived intangible assets
Trademarks		13		19

Other intangible assets		$21		$33

Changes in the carrying amount of goodwill follow:
(Dollars in millions)	CASPI Segment	Other Segments	Total Eastman Chemical

Reported balance at December 31, 2003	$306	$11	$317
Foreign currency translation effect	(2)	--	(2)

Reported goodwill balance at June 30, 2004	$304	$11	$315

Amortization expense for definite-lived intangible assets was approximately $1 million for the first six months 2004 and $8 million for the first six months 2003. Estimated amortization expense for the five succeeding years is approximately $1 million per year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.  PAYABLES AND OTHER CURRENT LIABILITIES

	June 30	December 31,
(Dollars in millions)	2004	2003

Trade creditors	$485	$478
Accrued payrolls, vacation, and variable-incentive compensation	113	135
Accrued taxes	38	63
Interest payable	33	45
Bank overdrafts	34	22
Other	239	230

Total	$942	$973

7.  BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2004	2003

Borrowings consisted of:
6 3/8% notes due 2004	$--	$504
3 1/4% notes due 2008	250	250
6.30% notes due 2018	244	249
7% notes due 2012	386	394
7 1/4% debentures due 2024	497	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper and credit facility borrowings	271	196
Other	9	7

Total borrowings	2,154	2,593
Borrowings due within one year	(1)	(504)

Long-term borrowings	$2,153	$2,089

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of June 30, 2004 and December 31, 2003. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2009, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At June 30, 2004, the Company’s commercial paper and revolving credit facility borrowings were $271 million at an effective interest rate of 2.00%. At December 31, 2003, the Company's commercial paper borrowings were $196 million at an effective interest rate of 1.85%.

On June 16, 2003, the Company issued notes in the principal amount of $250 million due 2008 and bearing interest at 3 1/4% per annum. Proceeds from the sale of the notes, net of $2 million in transaction fees, were $248 million and were used to repay portions of commercial paper borrowings.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 12, 2003, the Company issued notes in the principal amount of $250 million due 2018 and bearing interest at 6.30% per annum. Proceeds from the sale of the notes, net of approximately $2 million in transaction fees, were $246 million and were used, along with cash generated from business activities and other borrowings, for the repayment of the Company’s outstanding $500 million 6 3/8% notes due January 15, 2004.

On January 15, 2004, the Company repaid at maturity $500 million of notes bearing interest at 6 3/8% per annum. These notes were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. These notes were repaid with cash generated from business activities, new long-term borrowings and available short-term borrowing capacity.

In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $250 million of the $400 million 7% notes due in 2012 to variable rates. In the second quarter of 2004, the Company entered into interest rate swaps that converted the effective interest rate of $100 million of the $400 million 7% notes due in 2012 to variable rates. The average rate on the variable portion was 4.04% at June 30, 2004 and 3.69% at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in a decrease of $8 million in long-term borrowings and other noncurrent assets in the first six months of 2004. The fair values of the interest rate swaps were liabilities of $11 million and $3 million at June 30, 2004 and December 31, 2003, respectively.

In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $150 million of the $250 million 6.30% notes due in 2018 to variable rates such that the average rate on the variable portion was 2.55% at June 30, 2004 and 2.15% at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in a decrease of approximately $5 million in long-term borrowings and other noncurrent assets in the first six months of 2004. The fair values of the interest rate swaps were a liability of $4 million and an asset of $1 million at June 30, 2004, and December 31, 2003, respectively.

8.  EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2004	2003	2004	2003

Shares used for earnings per share calculation:
Basic	77.4	77.1	77.3	77.1
Diluted	78.1	77.3	78.0	77.3

Certain shares underlying options outstanding during the second quarter and the first six months 2004 and 2003 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. For the second quarter and first six months 2004, common shares underlying options to purchase 6,821,997 shares of common stock at a range of prices from $45.17 to $67.50 and 6,847,998 shares of common stock at a range of prices from $42.75 to $67.50, respectively, have been excluded from the calculation of diluted earnings per share. Excluded from the second quarter and the first six months 2003 calculations were shares underlying options to purchase 8,400,507 shares of common stock at a range of prices from $35.90 to $73.94.

The Company declared cash dividends of $0.44 per share in the second quarter 2004 and 2003 and $0.88 per share in the first six months 2004 and 2003.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.  RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined. Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

	Second Quarter		First Six Months
(Dollars in millions)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$9	$10	$21	$21
Interest cost	20	21	41	42
Expected return on assets	(21)	(20)	(41)	(41)
Amortization of:
Prior service credit	(2)	(3)	(5)	(5)
Actuarial loss	6	5	13	9
Curtailment	--	--	2	--

Net periodic benefit cost	$12	$13	$31	$26

In its 2003 annual report on form 10-K, the Company disclosed that it expected to contribute between $0 and $40 million to its U.S. defined benefit plans for 2004. As of June 30, 2004, no contributions have been made and, due to the passage of the Pension Funding Equity Act of 2004, the Company does not anticipate making any contributions during 2004.

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

During the second quarter 2004, the Company announced an amendment to its health and dental benefit plans such that future health and dental benefits to certain retirees will be fixed at a certain contribution amount, not to be increased. As a result, the Company remeasured these plans as of June 1, 2004 resulting in a reduction of the Company’s benefit obligation by approximately $240 million. The discount rate used at the time of the remeasurement was adjusted from 6.25% at December 31, 2003 to 6.50% at June 1, 2004 based on increases in interest rates. The effect of this change is reflected in the results below.

A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the status of the Company's U.S. plans at June 30, 2004 and December 31, 2003:

	Second Quarter		First Six Months
(Dollars in millions)	2004	2003	2004	2003

Components of net periodic benefit cost:

Service cost	$1	$1	$4	$4
Interest cost	14	13	29	29
Expected return on assets	--	--	--	--
Amortization of:
Prior service credit	(3)	(1)	(4)	(2)
Actuarial loss	5	3	9	6

Net periodic benefit cost	$17	$16	$38	$37

Summary Balance Sheet
(Dollars in millions)	June 30, 2004	December 31, 2003

Change in benefit obligation:
Benefit obligation, beginning of period	$977	$896
Service cost	4	8
Interest cost	29	58
Plan participants’ contributions	--	4
Actuarial (gain) loss	(13)	70
Plan amendments	(241)	(10)
Benefits paid	(28)	(49)

Benefit obligation, end of period	$728	$977

Change in plan assets:
Fair value of plan assets, beginning of period	$19	$26
Company contributions	23	38
Plan participants’ contributions	--	4
Benefits paid	(28)	(49)

Fair value of plan assets, end of period	$14	$19

Benefit obligation in excess of plan assets	$714	$958
Unrecognized actuarial loss	(316)	(338)
Unrecognized prior service credit	272	36

Net amount recognized, end of period	$670	$656

Amounts recognized in the Statements of Financial Position consist of:
Accrued benefit cost	$670	$656

Net amount recognized, end of period	$670	$656

Weighted-average assumptions as of 6/30/04 and 12/31/2003	2004	2003

Discount rate	6.50%	6.25%
Rate of compensation increase	3.75%	3.75%
Health care cost trend
Initial	10.00%	10.00%
Decreasing to ultimate trend of	5.00%	5.00%
In year	2009	2009

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.  ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES , NET

During the second quarter 2004, the Company recognized pre-tax asset impairments and restructuring charges of $79 million, consisting of non-cash charges of $62 million and cash charges for severance and site closure costs of $17 million. For the first six months 2004, pre-tax asset impairments and restructuring charges totaled $146 million, with non-cash impairments and cash restructuring charges totaling $103 million and $43 million, respectively.
The following table summarizes both second quarter and year to date 2004 and second quarter and year to date 2003 charges:

	Second Quarter		First Six Months
(Dollars in millions)	2004	2003	2004	2003

Eastman Division segments:
CASPI segment:
Fixed asset impairments	$56	$--	$57	$--
Intangible asset impairments	6	--	6	--
Severance costs	5	1	9	3
Site closure costs	2	--	3	--

Total – CASPI segment	69	1	75	3

PCI segment:
Fixed asset impairments	--	15	--	15
Severance costs	4	--	7	--

Total – PCI segment	4	15	7	15

SP segment:
Fixed asset impairments	--	--	40	--
Severance costs	2	--	8	--
Site closure costs	2	--	2	--

Total – SP segment	4	--	50	--

Total Eastman Division	77	16	132	18

Voridian Division segments:
Polymers segment
Severance costs	1	--	12	--

Total – Polymers segment	1	--	12	--

Total Voridian Division	1	--	12	--

Developing Businesses Division segment:
Developing Businesses segment:
Severance costs	1	--	2	--

Total – Developing Businesses segment	1	--	2	--

Total Eastman Chemical Company	$79	$16	$146	$18

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2004

Asset Impairments and Restructuring Charges

In the second quarter 2004, the company recognized $62 million in asset impairment charges related to assets held for sale. The assets are part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. The charges reflect adjustment of the values of these assets to the expected sales proceeds. Also in second quarter 2004, the Company recognized an additional $4 million of site closure costs related primarily to previously announced closures of the Company’s Hartlepool, Waterford, and Bury manufacturing facilities. These charges had an impact of approximately $2 million each to the CASPI and SP segments.

In the first six months 2004, the Company recorded asset impairments of $103 million, consisting of $62 million as described above as well as the charges explained below:
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
Severance Charges

In the second quarter 2004, the Company recognized approximately $13 million in severance charges related to separations stemming from the Company’s voluntary termination program announced in April, 2004. In the first six months 2004, the Company recognized $38 million in severance charges as explained below:
  the decision to close the Hartlepool manufacturing site as discussed above, resulting in severance charges of $5 million within the SP segment; and, ongoing cost reduction efforts throughout the Company and costs related to the Company’s employee separation programs announced in April 2004, resulting in severance charges to the CASPI, Performance Chemical and Intermediates ("PCI"), SP, Polymers, and Developing Businesses segments of $9 million, $7 million, $3 million, $12 million, and $2 million respectively.
2003

Asset Impairments and Restructuring Charges

As discussed in Note 15 below, effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairment charges of $42 million for 2003.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

  CASPI Segment
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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Severance Charges

In the first half of 2003, severance costs of $3 million were incurred within the CASPI segment related primarily to consolidation and restructuring activities and changes in previously accrued amounts. In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions were the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment. During the fourth quarter, severance charges were recorded in the CASPI and Fibers segment totaling $2 million and $1 million, respectively, due to the ongoing restructuring of the CASPI segment and the annual budgeting process discussed above.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Asset impairment and restructuring charges reserve roll forward

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs:

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2003

Non-cash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5

Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at June 30, 2004

Non-cash charges	$--	$103	$(103)	$--	$--
Severance costs	10	38	--	(11)	37
Site closure costs	5	5	--	(4)	6

Total	$15	$146	$(103)	$(15)	$43

As of June 30, 2004, out of approximately 1,200 actual and probable employee separations that were identified and for which charges were recorded during 2003 and 2004, approximately 1,100 were completed. The remaining severance and site closure costs are expected to be applied to the reserves within one year.

11.  DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

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

At June 30, 2004, the Company had no material mark-to-market gains or losses from foreign currency and raw material and energy hedges. The gains from certain interest rate hedges that were included in accumulated other comprehensive income (loss) were $3 million. This balance will be reclassified into earnings over the next 10 years. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings for any of the periods presented.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.  OTHER OPERATING INCOME AND OTHER (INCOME) CHARGES, NET

	Second Quarter		First Six Months
(Dollars in millions)	2004	2003	2004	2003

Other operating income	$--	$--	$--	$(20)

Other income	$(6)	$(12)	$(12)	$(16)
Other charges	7	7	12	10

Other (income) charges, net	$1	$(5)	$--	$(6)

Other Operating Income

Other operating income for the first six months 2003 reflected a gain of approximately $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

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

Other income for the second quarter and first six months 2004 primarily reflected the Company’s portion of earnings from its equity investment in Genencor International of approximately $6 million and $10 million, respectively. Other charges for the second quarter and first six months 2004 consist primarily of write downs to fair value of certain technology business ventures due to other than temporary declines in value, net losses attributable to foreign exchange transactions and fees on securitized receivables.

Other income for the second quarter and first six months 2003 primarily included net gains on foreign currency transactions, net of hedging, primarily attributed to the strengthening of the euro, and results from the Company’s equity investments. Other charges for the second quarter and first six months 2003 primarily reflected fees on securitized receivables and other miscellaneous items.

13.  CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2002	$(31)	$(261)	$(2)	$(1)	$(295)
Period change	150	19	--	5	174

Balance at December 31, 2003	119	(242)	(2)	4	(121)
Period change	(18)	(1)	--	(2)	(21)

Balance at June 30, 2004	$101	$(243)	$(2)	$2	$(142)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

15.  SEGMENT INFORMATION

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

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment. This realignment resulted in approximately $86 million in sales revenue and an operating loss of $45 million, of which $42 million related to asset impairments recorded in the third quarter of 2003, being transferred from the PCI segment to the CASPI segment for 2003. The realignment also resulted in segment assets of $56 million being transferred from the PCI segment to the CASPI segment as of December 31, 2003. In addition, during the first quarter of 2004, the Company reclassified assets within the Voridian Division to reflect the current allocation of certain shared assets. These changes had no effect on the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter, 2004
(Dollars in millions)	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$476	$--	$476
Performance Chemicals and Intermediates	313	140	453
Specialty Plastics	154	13	167

Total Eastman Division	943	153	1,096

Voridian Division
Polymers	515	15	530
Fibers	181	23	204

Total Voridian Division	696	38	734

Developing Businesses Division
Developing Businesses	37	111	148

Total Developing Businesses Division	37	111	148

Total Eastman Chemical Company	$1,676	$302	$1,978

	Second Quarter, 2003*
	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$441	$--	$441
Performance Chemicals and Intermediates	286	115	401
Specialty Plastics	138	12	150

Total Eastman Division	865	127	992

Voridian Division
Polymers	434	19	453
Fibers	166	19	185

Total Voridian Division	600	38	638

Developing Businesses Division
Developing Businesses	16	94	110

Total Developing Businesses Division	16	94	110

Total Eastman Chemical Company	$1,481	$259	$1,740

*Sales revenue for 2003 has been reclassified to reflect the Company’s new organizational structure and segments effective in the first quarter 2004.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months, 2004
(Dollars in millions)	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$915	$--	$915
Performance Chemicals and Intermediates	603	281	884
Specialty Plastics	311	25	336

Total Eastman Division	1,829	306	2,135

Voridian Division
Polymers	1,030	33	1,063
Fibers	353	44	397

Total Voridian Division	1,383	77	1,460

Developing Businesses Division
Developing Businesses	61	220	281

Total Developing Businesses Division	61	220	281

Total Eastman Chemical Company	$3,273	$603	$3,876

	First Six Months, 2003*
	External Sales	Interdivisional Sales	Total Sales

Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$852	$--	$852
Performance Chemicals and Intermediates	583	240	823
Specialty Plastics	282	26	308

Total Eastman Division	1,717	266	1,983

Voridian Division
Polymers	864	40	904
Fibers	312	40	352

Total Voridian Division	1,176	80	1,256

Developing Businesses Division
Developing Businesses	29	192	221

Total Developing Businesses Division	29	192	221

Total Eastman Chemical Company	$2,922	$538	$3,460

*Sales revenue for 2003 has been reclassified to reflect the Company’s new organizational structure and segments effective in the first quarter 2004.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter		First Six Months
(Dollars in millions)	2004	2003 (3)	2004	2003 (3)

Operating Earnings (Loss) by Division and
Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks (1) (2)	$(24)	$19	$6	$16
Performance Chemicals and Intermediates (1) (2)	12	3	20	9
Specialty Plastics (1) (2)	19	9	(4)	41

Total Eastman Division	7	31	22	66

Voridian Division
Polymers (1) (2)	20	26	8	54
Fibers	33	36	66	61

Total Voridian Division	53	62	74	115

Developing Businesses Division
Developing Businesses (1) (2)	(19)	(16)	(39)	(39)

Total Developing Businesses Division	(19)	(16)	(39)	(39)

Eliminations	--	(2)	(1)	(8)

Total Eastman Chemical Company	$41	$75	$56	$134

(1) Second quarter 2004 operating earnings for the CASPI segment included asset impairments and restructuring charges of approximately $69 million. Second quarter 2003 operating earnings for the CASPI segment included restructuring charges of approximately $1 million. Second quarter 2004 operating earnings for the PCI segment included restructuring charges of approximately $4 million. Second quarter 2003 operating earnings for the PCI segment included an asset impairment charge of approximately $15 million. Second quarter 2004 operating earnings for the SP segment included restructuring charges of approximately $4 million. Second quarter 2004 operating earnings for the Polymers segment included restructuring charges of approximately $1 million. Second quarter 2004 operating earnings for the Developing Businesses segment included restructuring charges of approximately $1 million.
(2) First six months 2004 operating earnings for the CASPI segment included asset impairments and restructuring charges of approximately $75 million. First six months 2003 operating earnings for the CASPI segment included net restructuring charges of approximately $3 million. First six months 2004 operating earnings for the PCI segment included restructuring charges of approximately $7 million. First six months 2003 operating earnings for the PCI segment included an asset impairment charge of approximately $15 million. First six months 2004 operating results for the SP segment included asset impairment and restructuring charges of approximately $50 million. First six months 2004 operating earnings for the Polymers segment included restructuring charges of approximately $12 million. First six months 2004 operating earnings for the Developing Businesses segment included restructuring charges of approximately $2 million.

(3) Operating earnings (loss) for 2003 have been realigned to reflect certain product movements between the CASPI and PCI segments effective in the first quarter of 2004.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2004	2003

Assets by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,258	$1,700
Performance Chemicals and Intermediates	1,589	1,697
Specialty Plastics	742	821

Total Eastman Division	3,589	4,218

Voridian Division
Polymers	1,316	1,347
Fibers	593	614

Total Voridian Division	1,909	1,961

Developing Businesses Division
Developing Businesses	50	51

Total Developing Businesses Division	50	51

Assets held for sale	260	--

Total Eastman Chemical Company	$5,808	$6,230

16.  LEGAL MATTERS

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Only two of these lawsuits have not been resolved via settlement. One of those cases was dismissed for want of prosecution.  In the other case, an intermediate appellate court affirmed in 2004 a trial court ruling that the case could not proceed as a class action. That decision has been appealed. In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. Two of those six cases have been settled; defense motions to dismiss were granted in two other cases and those dismissals are now final. The dismissal of a third has been appealed by the state. A defense motion to dismiss another state case has been fully briefed.  Seven other states have advised the Company that they intend to bring similar actions against the Company and others. A settlement with those seven states has tentatively been reached.

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

In recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman.  Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s.  The Company’s investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously the approximately 3,000 pending claims or to settle them on acceptable terms.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.  COMMITMENTS

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at June 30, 2004 and December 31, 2003. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million in the second quarters 2004 and 2003 and approximately $2 million in the first six months 2004 and 2003, respectively. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $265 million and $267 million in the second quarter 2004 and 2003, respectively, and approximately $249 million and $252 million in the first six months 2004 and 2003, respectively. The portion that continues to be recognized in the Statements of Financial Position is domestic trade receivables of $183 million and $91 million at June 30, 2004 and December 31, 2003, respectively.

Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted the disclosure requirements of the interpretation as of December 31, 2002. Disclosures about each group of similar guarantees are summarized in the following table:

(Dollars in millions)	June 30, 2004

Obligations of equity affiliates	$131
Residual value guarantees	84

Total	$215

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

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at June 30, 2004 totaled $84 million and consisted primarily of leases for railcars and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not VIEs or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs. These potential VIEs are joint ventures from which the Company purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

18.  INCOME TAXES

As a result of the classification of assets as held for sale as described in Note 3, the Company recorded a deferred tax asset of $135 million for capital loss carryforwards resulting from the differences between the book basis and tax basis of certain subsidiaries that are a part of the sale. Based on current tax planning strategies the Company expects to utilize a portion of these loss carryforwards and recorded an $82 million tax benefit. A valuation allowance was recorded for the amount of the deferred tax asset that is not expected to be realized outside of these tax planning strategies.

As described in Note 18 to the Company's 2003 Annual Report on Form 10-K, the Company has significant net operating loss carryforwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carry forwards is greater or less than anticipated.

19.  RECENTLY ISSUED ACCOUNTING STANDARDS

On December 7, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2003. In May of 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Company has completed its evaluation of the impact of FSP 106-2. As the Company’s current healthcare plans are not considered to be actuarially equivalent to Medicare Part D, the Act has no effect on the Company’s financial condition, liquidity or results of operations.

20.  SUBSEQUENT EVENTS

On July 31, 2004 the Company completed the sale of certain businesses and product lines and related assets in the CASPI segment for approximately $175 million including cash and the receipt of a $50 million note receivable. The Company retained approximately $40 million of accounts receivable related to these businesses and product lines. The final purchase price is subject to adjustment based upon meeting working capital and other targets established in the agreement. In accordance with the terms of the sales agreement, the Company will continue to produce certain products for the buyer under ongoing supply agreements with terms in excess of one year. In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.

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

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, doubtful accounts, impaired assets, environmental costs, pensions and other postemployment benefits, income taxes, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies described below are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s unaudited consolidated financial statements.

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

The Company’s reserve for customer programs and incentives was $48 million and $45 million at June 30, 2004 and December 31, 2003, respectively, and was recorded as a reduction of trade receivables. If market conditions change, the Company could be forced to take actions to adjust customer incentive offerings to maintain market share and capacity utilization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are based on the relative age of each individual receivable and management’s regular assessment of the credit risk of the Company’s customers. Additionally, management regularly reviews credit limits based on payment activity, financial condition and other customer related factors to determine whether or not to extend credit and what other limiting terms, such as prepayment requirements, will be levied on given customers. The Company adjusts the allowances based on a monthly evaluation of the aged receivables, and quarterly writes off those deemed uncollectable. These expectations have historically been relatively accurate with regard to most of the Company’s customers. However, under certain circumstances, such as a customers’ bankruptcy, the Company will increase the allowance to reflect the collectability of the receivable.

The Company believes, based on historical results, the likelihood of actual write offs having a material impact on financial results or earnings per share is low. However, if one of the Company’s key customers were to file for bankruptcy, or otherwise be unable to make its required payments, or there was a significant slow down in the economy, the Company could be forced to increase its allowances. This could result in a material charge to earnings.

The Company’s allowances were $21 million and $28 million at June 30, 2004 and December 31, 2003, respectively.

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

As the Company’s assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in recognition of a charge or benefit to earnings. The Company recorded fixed (tangible) asset impairments of $103 million during the first six months 2004 and $15 million during the first six months 2003. For more information, see Note 10 to the Company’s unaudited consolidated financial statements.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $30 million to the maximum of $51 million at June 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In accordance with SFAS No. 143 "Accounting for Asset Retirement Obligations," the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to land fills, water treatment facilities, and ash ponds. When these types of assets are constructed, a reserve is established for the future environmental remediation anticipated to be associated with the closure of the site based on an expected life of the environmental assets. These future expenses are accreted into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to fifty years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, the future expenses to be accreted into earnings could increase or decrease.

The Company’s reserve for environmental contingencies was $59 million and $61 million at June 30, 2004 and December 31, 2003, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives.

United States Pension and Other Postemployment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care cost trends. At the June 1, 2004 remeasurement date, for the other U.S. postemployment benefit plans, the Company assumed a discount rate of 6.50%; an expected return on assets of 9%; a rate of compensation increase of 3.75%; and an initial health care cost trend of 10%. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover and plan participation.

The following table illustrates the sensitivity to a change in the expected return on assets and assumed discount rate for U.S. pension plans and other postretirement welfare plans:

Change in Assumption	Impact on 2004 Pre-tax U.S. Pension Expense	Impact on December 31, 2003 Projected Benefit Obligation for U.S. Pension Plans	Impact on June 1, 2004 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$48 Million	+$20 Million

25 basis point increase in discount rate	-$5 Million	-$46 Million	-$19 Million

25 basis point decrease in expected return on assets	+$2 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$2 Million	No Impact	N/A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other postemployment benefit obligations are established each December 31 or when events or circumstances indicate they should be evaluated more frequently. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equities markets. The assumed discount rate is based upon an index of high-quality, long-term corporate borrowing rates. If actual experience differs from these assumptions, the difference is recorded as an unrecognized gain (loss) and then amortized into earnings over a period of time, which may cause the cost of providing these benefits to increase or decrease. The charges applied to earnings in the first six months of 2004 and 2003 due to the amortization of unrecognized actuarial losses were $22 million and $16 million, respectively.

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

For additional information see Note 9 to the Company’s unaudited consolidated financial statements.

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities. Based on an evaluation of future taxable income and reasonable tax planning strategies, the Company records a valuation allowance to reduce its deferred tax assets to an amount that is more likely than not to be realized. In the event that the Company were to determine that it would not be able to realize all or part of its deferred tax assets for which a valuation allowance had not been established, or is able to utilize capital and/or operating loss carryforwards for which a valuation allowance has been established, an adjustment to the deferred tax asset will be reflected in the period such determination is made.

At December 31, 2003, the Company had net deferred tax assets totaling $580 million, after a valuation allowance of $175 million. Included in these amounts are deferred tax assets for tax loss carryforwards of $39 million, after a valuation allowance of $156 million. As described in Note 18 of the unaudited consolidated financial statements, in second quarter 2004 the Company recorded a net deferred tax asset of $82 million, after a valuation allowance of $53 million, to reflect the expected utilization of capital loss carryforwards that will result from assets held for sale. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carryforwards is greater than or less than anticipated.

Litigation

From time to time, the Company and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. The Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

During the second quarter 2004, the Company entered into an agreement to sell certain businesses and product lines and related assets within its CASPI segment. These businesses and product lines include acrylate ester monomers, composites (unsaturated polyester resins), inks and graphics arts raw materials, liquid resins, powder resins and textile chemicals. On July 31, 2004, the Company completed the sale, which is an important step in the Company’s continued efforts to improve profitability and cash flows.

Over the past several years, key determinants of profitability for the Company have included: generally slow economic growth, particularly for manufacturing; fluctuations in raw material and energy costs, with those costs increasing substantially in late-2002 and remaining at historically high levels through 2003 and the first six months of 2004; and the ability to obtain sales price increases for the Company’s products necessary to preserve or expand margins. In addition, certain markets in which Eastman competes have been impacted by substantial capacity additions that led to lower capacity utilization levels and increased competition, limiting the Company’s ability to obtain sales price increases for some of its products.

In the second quarter and first six months of 2004, the Company experienced increase sales volume across all segments primarily attributed to a strengthening economy. Additionally, sales and operating earnings were positively impacted by an increased focus on more profitable businesses and product lines, particularly in the Company’s Eastman Division and cost reduction measures including the benefit of labor reductions, benefit plan changes and the implementation of process improvement technologies. These improved economic conditions and Company actions were partially offset by higher raw material and energy costs and an inability to obtain selling price increases sufficient to offset those costs.

In addition to the above, in the second quarter 2004, operating earnings were negatively impacted by asset impairments and restructuring charges of $79 million primarily related to the CASPI segment and the Company’s employee separation programs. Additionally, in the second quarter 2004, the Company recorded a tax benefit of $82 million related to assets held for sale. For more information, see Notes 3and 18 to the unaudited consolidated financial statements.

The key determinants of operating cash flow have historically been operating earnings, seasonal changes in working capital, and the timing and extent of payments for employee benefits and incentive pay. Typically, the Company generates less operating cash flow in the first half of the year largely due to seasonal increases in working capital and the timing of payments for employee benefits and incentive pay. Over the remainder of the year, operating cash flow typically increases as the Company reduces working capital.

For the first six months of 2004, the Company’s operating cash flow increased $277 million compared to the first six months 2003. In addition to the impact of net earnings, the significant factors that contributed to this increase included a decrease in working capital requirements and decreased U.S. defined benefit pension plan contributions.

The Company expects profitability and operating cash flows to continue to improve in 2004 compared to 2003 due to the cost reduction measures being implemented across all segments, the divestiture, consolidation, and restructuring of portions of the CASPI segment, and generally improved economic conditions. In addition, the Company expects raw material and energy costs to increase in 2004 compared with 2003, and that the ability to obtain sales price increases will be a key driver of profitability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Second Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2004	2003	Change

Sales	$1,676	$1,481	13%	10%	-- %	1%	2%

The increase in sales revenue for the second quarter 2004 compared to the second quarter 2003 was primarily due to increased sales volume across all segments, which had a positive impact on sales revenue of $145 million. Additionally, favorable shifts in foreign currency exchange rates, particularly for the euro, had a positive impact on sales revenue of $26 million.

	First Six Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2004	2003	Change

Sales	$3,273	$2,922	12%	8%	1%	-- %	3%

The increase in sales revenue for the first six months 2004 compared to the first six months 2003 was primarily due to increased sales volume, particularly in the Polymers and Fibers segments, which had a positive impact on sales revenue of $229 million. In addition, favorable shifts in foreign currency exchange rates, particularly for the euro, positively impacted sales revenue by $83 million.

	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Gross Profit	$270	$241	12%	$505	$425	19%
As a percentage of sales	16%	16%		15%	15%

Gross profit for the second quarter and first six months 2004 increased compared to the second quarter and first six months 2003 primarily due to increased sales volume, an increased focus on more profitable businesses and product lines and cost reduction measures that were offset by higher raw material and energy costs.

The Company expects that higher raw material and energy costs for key raw materials including paraxylene, ethylene glycol, propane, natural gas, and coal will continue to negatively impact operating results unless the Company is able to offset this impact in part through price increases for certain of its products and through various cost control measures.

Gross profit for the first six months 2003 included an insurance settlement of approximately $14 million related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands, and Columbia, South Carolina facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company continues to implement a variety of cost control measures including labor reductions, benefit plan changes and continued productivity improvements. As part of these efforts, in March 2004, the Company announced the closing of its manufacturing facility located in Hartlepool, United Kingdom. In May 2004, the Company completed a voluntary separation program for certain retirement-eligible employees in the United States. In June 2004, the Company amended certain post employment benefit plans as discussed in Note 9 to the unaudited consolidated financial statements and expects that these changes will result in a reduction to employee benefit expense of approximately $15 million for the remainder of 2004. The Company expects that these cost control and productivity improvement efforts will continue to positively impact gross profit in 2004.

The Company continues to review its portfolio of businesses and product lines, which could result in further restructuring or consolidation.

	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Selling and General
Administrative Expenses	$112	$108	4%	$222	$208	7%
Research and Development
Expenses	38	42	(10) %	81	85	(5) %

	$150	$150	-- %	$303	$293	3%

As a percentage of sales	9%	10%		9%	10%

The increase in selling and general administrative expenses for the second quarter and first six months 2004 compared to the second quarter and first six months 2003 was primarily due to higher compensation and employee benefit costs, costs associated with the restructuring and other efforts by the Company to improve profitability, and the impact of foreign currency exchange rates. These costs were partially offset by recent cost reduction efforts.

Research and development expenses for the second quarter and the first six months 2004 decreased compared to the second quarter and the first six months 2003 primarily due to the Company’s divestiture of certain businesses and product lines and related assets, which has reduced research and development activity related to the product lines targeted for divestiture.

For 2004, the Company expects combined costs related to S&GA expenses and R&D expenses to be at or below 10 percent of sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

During the second quarter 2004, the Company recognized pre-tax asset impairments and restructuring charges of $79 million, consisting of non-cash charges of $62 million and cash charges for severance and site closure costs of $17 million. For the first six months 2004, pre-tax asset impairments and restructuring charges totaled $146 million, with non-cash impairments and cash restructuring charges totaling $103 million and $43 million, respectively.

The following table summarizes both second quarter and year to date 2004 and second quarter and year to date 2003 charges:

	Second Quarter		First Six Months
(Dollars in millions)	2004	2003	2004	2003

Eastman Division segments:
CASPI segment:
Fixed asset impairments	$56	$--	$57	$--
Intangible asset impairments	6	--	6	--
Severance costs	5	1	9	3
Site closure costs	2	--	3	--

Total – CASPI segment	69	1	75	3

PCI segment:
Fixed asset impairments	--	15	--	15
Severance costs	4	--	7	--

Total – PCI segment	4	15	7	15

SP segment:
Fixed asset impairments	--	--	40	--
Severance costs	2	--	8	--
Site closure costs	2	--	2	--

Total – SP segment	4	--	50	--

Total Eastman Division	77	16	132	18

Voridian Division segments:
Polymers segment
Severance costs	1	--	12	--

Total – Polymers segment	1	--	12	--

Total Voridian Division	1	--	12	--

Developing Businesses Division segment:
Developing Businesses segment:
Severance costs	1	--	2	--

Total – Developing Businesses segment	1	--	2	--

Total Eastman Chemical Company	$79	$16	$146	$18

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
2004

Asset Impairments and Restructuring Charges

In the second quarter 2004, the company recognized $62 million in asset impairment charges related to assets held for sale. The assets are part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. The charges reflect adjustment of the values of these assets to the expected sales proceeds. Also in second quarter 2004, the Company recognized approximately $4 million of site closure costs related primarily to previously announced closures of the Company’s Hartlepool, Waterford, and Bury manufacturing facilities. These charges had an impact of approximately $2 million each to the CASPI and SP segments.

In the first six months 2004, the Company recorded asset impairments of $103 million, consisting of $62 million as described above as well as the charges explained below:
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
Severance Charges

In the second quarter 2004, the Company recognized approximately $13 million in severance charges related to separations stemming from the Company’s voluntary termination program announced in April, 2004. In the first six months 2004, the Company recognized $38 million in severance charges as explained below:
  the decision to close the Hartlepool manufacturing site as discussed above, resulting in severance charges of $5 million within the SP segment; and, ongoing cost reduction efforts throughout the Company and costs related to the Company’s employee separation programs announced in April 2004, resulting in severance charges to the CASPI, Performance Chemicals and Intermediates ("PCI"), SP, Polymers, and Developing Businesses segments of $9 million, $7 million, $3 million, $12 million, and $2 million respectively.
2003

Asset Impairments and Restructuring Charges

As discussed in Note 15 to the unaudited consolidated financial statements, effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairments of $42 million for 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
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

Severance Charges

In the first half of 2003, severance costs of $3 million were incurred within the CASPI segment related primarily to consolidation and restructuring activities and changes in previously accrued amounts. In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions were the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment. During the fourth quarter, severance charges were recorded in the CASPI and Fibers segment totaling $2 million and $1 million, respectively, due to the ongoing restructuring of the CASPI segment and the annual budgeting process discussed above.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset impairment and restructuring charges reserve roll forward

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs:

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2003

Non-cash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5

Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at June 30, 2004

Non-cash charges	$--	$103	$(103)	$--	$--
Severance costs	10	38	--	(11)	37
Site closure costs	5	5	--	(4)	6

Total	$15	$146	$(103)	$(15)	$43

As of June 30, 2004, out of approximately 1,200 actual and probable employee separations that were identified and for which charges were recorded during 2003 and 2004, approximately 1,100 were completed. The remaining severance and site closure costs are expected to be applied to the reserves within one year.

The Company expects additional severance charges related to the previously announced employee separation programs and continuing cost reduction efforts to be recognized in the second half of 2004.

Interest Expense, Net

	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Gross interest costs	$32	$34		$64	$67
Less capitalized interest	1	1		2	2

Interest expense	31	33	(6) %	62	65	(5) %
Interest income	1	2		3	3

Interest expense, net	$30	$31	(3) %	$59	$62	(5) %

Lower gross interest costs for the second quarter 2004 compared to the second quarter 2003 reflected lower average interest rates that more than offset higher average borrowings. Lower interest income reflected lower average interest rates on invested cash balances. Due to these factors, net interest expense declined for the second quarter 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the first six months 2004 compared to the first six months 2003, lower gross interest costs reflected lower average interest rates that more than offset higher average borrowings. Interest income was unchanged as higher average invested cash levels, resulting from improving sales and operating earnings and preparation for the repayment of borrowings maturing in January 2004, were offset by lower average interest rates on investments. Due to these factors, net interest expense declined for the first six months 2004.

For 2004, the Company expects net interest expense to decrease compared to 2003 due to lower expected gross interest costs as a result of lower average interest rates on borrowings and anticipated lower average borrowings.

Other Operating Income and Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2004	2003	2004	2003

Other operating income	$--	$--	$--	$(20)

Other income	$(6)	$(12)	$(12)	$(16)
Other charges	7	7	12	10

Other (income) charges, net	$1	$(5)	$--	$(6)

Other Operating Income

Other operating income for the first six months 2003 reflected a gain of approximately $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

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

Other income for the second quarter and first six months 2004 primarily reflected the Company’s portion of earnings from its equity investment in Genencor International of approximately $6 million and $10 million, respectively. Other charges for the second quarter and first six months 2004 consist primarily of write downs to fair value of certain technology business ventures due to other than temporary declines in value, net losses attributable to foreign exchange transactions and fees on securitized receivables.

Other income for the second quarter and first six months 2003 primarily included net gains on foreign currency transactions, net of hedging, primarily attributed to the strengthening of the euro, and results from the Company’s equity investments. Other charges for the second quarter and first six months 2003 primarily reflected fees on securitized receivables and other miscellaneous items.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Provision (benefit) for income taxes	$(74)	$14	>(100) %	$(81)	$25	>(100) %
Effective tax rate	>100%	29%		>100%	32%

The effective tax rate for second quarter and first six months 2004 was impacted by $82 million of deferred tax benefits resulting from the expected utilization of capital loss carryforwards for assets held for sale in the CASPI segment. The Company recorded a deferred tax asset of $135 million for capital loss carryforwards resulting from the difference between the book basis and tax basis of certain subsidiaries that are a part of the sale. In addition, the effective tax rates for second quarter 2004 and six months 2004 were impacted by the treatment of the asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions.

Excluding the above items, the company’s effective tax rate for second quarter 2004 was approximately 28 percent. This tax rate reflects the impact of favorable foreign rate variances and extraterritorial income exclusion benefits on normal taxable earnings. The Company expects these benefits to continue for the remainder of 2004 resulting in an effective tax rate at or below 30 percent on normal taxable earnings.

As described in Note 18 to the Company's 2003 Annual Report on Form 10-K, the Company has significant net operating loss carry forwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carry forwards is greater or less than anticipated.

Cumulative Effect of Change in Accounting Principles, Net of Tax

	Second Quarter		First Six Months
(Dollars in millions)	2004	2003	2004	2003

Cumulative effect of change in accounting principles, net	$--	$--	$--	$3

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

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks and graphic arts, adhesives and other markets. The CASPI segment's products consist of binders and resins, liquid vehicles, additives, unsaturated polyester resins and polyester and acrylic emulsions. Binders and resins, such as alkyd and polyester resins, hydrocarbon resins and rosins and rosin esters, are used in adhesives and as key components in paints and inks to form a protective coating or film, and bind color to the substrate. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Additives, such as cellulosic polymers, Texanol TM ester alcohol and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Unsaturated polyester resins are used primarily in gel coats and fiberglass reinforced plastics. Polyester and acrylic emulsions are traditionally used as textile sizes to protect fibers during processing in textile manufacturing, and the technology is also used in water-based paints, coatings and inks. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved. On July 31, 2004, the Company completed the sale of certain businesses and product lines and related assets within the CASPI segment. The divested businesses and product lines include acrylate ester monomers, composites (unsaturated polyester resins), inks and graphics arts raw materials, liquid resins, powder resins and textile chemicals.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Fibers segment manufactures EstronTM acetate tow and EstrobondTM triacetin plasticizers which are used primarily in cigarette filters; EstronTM and ChromspunTM acetate yarns for use in apparel, home furnishings and industrial fabrics; acetate flake for use by other acetate tow producers; and acetyl chemicals.

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

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment. This realignment resulted in approximately $86 million in sales revenue and an operating loss of $45 million, of which $42 million related to asset impairments recorded in the third quarter of 2003, being transferred from the PCI segment to the CASPI segment for 2003. The realignment also resulted in segment assets of $56 million being transferred from the PCI segment to the CASPI segment as of December 31, 2003. In addition, during the first quarter of 2004, the Company reclassified assets within the Voridian Division to reflect the current allocation of certain shared assets. These changes had no effect on the unaudited consolidated financial statements.

For additional information regarding the CASPI segment's sales revenue, operating earnings, and asset impairments and restructuring charges related to restructured, divested, or consolidated businesses and product lines, please refer to Exhibit 99.01 filed with this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
EASTMAN DIVISION

CASPI Segment
	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Total external sales	$476	$441	8%	$915	$852	7%
Sales – restructured, divested, and consolidated product lines (1)	193	190	2%	367	364	1%
Sales – continuing product lines	283	251	13%	548	488	12%

Volume effect			7%			4%
Price effect			(1) %			-- %
Product mix effect			-- %			(1) %
Exchange rate effect			2%			4%

Interdivisional sales	--	--	-- %	--	--	-- %

Total operating earnings	(24)	19	> (100) %	6	16	(63) %
Operating earnings – restructured, divested, and consolidated product lines (1) (2)	(72)	(28)	> (100) %	(83)	(59)	(41) %
Operating earnings – continuing product lines	48	47	2%	89	75	19%

Total asset impairments and restructuring charges	69	1		75	3
Asset impairments and restructuring charges – restructured, divested, and consolidated product lines (1)	66	1		71	2
Asset impairments and restructuring charges – continuing product lines	3	--		4	1

(1) Product lines that have been sold or eliminated as a result of restructuring, divestiture, or consolidation including those associated with assets held for sale.

(2) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

On July 31, 2004, the Company completed the sale of certain businesses and product lines and related assets within the CASPI segment. This sale includes portions of the resins and monomers and inks and graphic arts product groups. As a result, the Company has presented sales revenue, operating earnings, and asset impairments and restructuring charges above for restructured, divested, and consolidated product lines and continuing product lines. The results are discussed below for the CASPI segment as a whole.

The increase in external sales revenue for the second quarter 2004 compared to the second quarter 2003 was primarily due to increased sales volume, particularly in the coatings, additives, and solvents and adhesives raw materials product groups, which had a positive impact on sales revenue of $32 million. In addition, favorable foreign currency exchange rates, primarily for the euro, had a positive impact on sales revenue of $10 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the first six months 2004 compared to the first six months 2003, external sales revenue increased primarily due to increased sales volume and favorable foreign currency exchange rates. The increased sales volume primarily related to the coatings, additives, and solvents, and adhesives raw materials product groups and positively impacted sales revenue in the amount of $34 million. Favorable foreign currency exchange rates, particularly for the euro, had a positive impact on sales revenue of $32 million.

The increase in operating results throughout the segment for the second quarter and first six months 2004 compared to the second quarter and first six months 2003 was primarily attributable to factors impacting results within the coatings additives and solvents and adhesives raw materials product groups. These factors included increased sales volume primarily as a result of an improving economy, an increased focus on more profitable businesses and product lines, and cost reduction measures, including the shutdown and consolidation of several manufacturing sites as well as impairment of certain asset groups, which has resulted in decreased operating costs and lower depreciation and amortization expense.

Operating earnings for the second quarter and first six months of 2004 were negatively impacted by restructuring charges totaling approximately $69 million and $75 million, respectively. These charges are more fully described above and in Note 10 to the Company’s unaudited consolidated financial statements.

The completion of the initiative to restructure, divest and consolidate the CASPI segment is an important step in the Company’s efforts to improve profitability and cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$313	$286	10%	$603	$583	4%
Volume effect			8%			2%
Price effect			3%			4%
Product mix effect			(2) %			(3) %
Exchange rate effect			1%			1%

Interdivisional sales	140	115	21%	281	240	17%

Operating earnings	12	3	> 100%	20	9	>100%

Asset impairments and
restructuring charges, net	4	15		7	15

External sales revenue for the second quarter and first six months 2004 increased compared to the second quarter and first six months 2003 primarily due to increased sales volume throughout the segment primarily due to a strengthening economy, which had a positive impact on sales revenue of $22 million and $12 million, respectively. Increased selling prices also had a positive impact on sales revenue of $8 million and $22 million for the second quarter and first six months of 2004, respectively. These increases were partially offset by an unfavorable shift in product mix of $4 million and $18 million in the second quarter and first six months of 2004, respectively. The increase in interdivisional sales revenue was primarily due to higher selling prices implemented as a result of higher raw material and energy costs.

Second quarter 2004 operating earnings increased $9 million compared to second quarter 2003 primarily due to lower asset impairment and restructuring charges of $4 million and $15 million in the second quarter 2004 and 2003, respectively. Operating earnings were also impacted by increased sales volume, higher selling prices, particularly for intermediate chemicals products, and cost reduction efforts that were more than offset by higher raw material and energy costs.

First six months 2004 operating earnings increased $11 million over first six months 2003 primarily due to asset impairments and restructuring charges of $7 million and $15 million in the first six months 2004 and 2003, respectively. Additionally, increased sales volume, higher selling prices, particularly for intermediate chemicals products, and cost reduction efforts were mostly offset by higher raw material and energy costs.

The PCI segment continues to identify and implement projects to reduce costs and improve the results of underperforming product lines, which could result in further restructuring or consolidation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$154	$138	12%	$311	$282	10%
Volume effect			11%			6%
Price effect			(1) %			1%
Product mix effect			-- %			-- %
Exchange rate effect			2%			3%

Interdivisional sales	13	12	8%	25	26	(4) %

Operating earnings (loss)	19	9	>100%	(4)	41	> (100) %

Asset impairments and
restructuring charges, net	4	--		50	--

Other operating income	--	--		--	20

External sales revenue for the second quarter and first six months of 2004 increased compared to the second quarter and first six months of 2003 primarily due to increased sales volume resulting from strengthening economies and improved demand, which had a positive impact on sales revenue of $15 million and $16 million, respectively. Favorable foreign currency exchange rates also contributed to increased sales revenue in the amount of $3 million and $9 million for the second quarter and first six months of 2004, respectively.

Operating earnings for the second quarter 2004 increased compared with the second quarter 2003 primarily due to higher sales volume, an increased focus on more profitable businesses and product lines, and cost reduction efforts that were partially offset by restructuring charges and higher raw material and energy costs. The restructuring charges include severance charges of $2 million related to the Company’s employee separation programs announced in April 2004 and site closure costs of $2 million.

Operating results for the first six months 2004 declined compared with the first six months 2003 primarily due to asset impairments and restructuring charges of $50 million related to the closure of the Company’s Hartlepool, United Kingdom manufacturing facility in the first quarter of 2004 and the Company’s employee separation programs, and a $20 million gain on the sale of the Company’s high performance crystalline plastics assets in the first quarter of 2003. The decision to close the Hartlepool site was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Operating earnings were positively impacted by increased sales volume, an increased focus on more profitable businesses and product lines, favorable shifts in foreign currency exchange rates and cost reduction efforts.

The Company believes that continued emphasis on more profitable product lines, higher selling prices and cost reduction efforts will continue to positively impact earnings in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
VORIDIAN DIVISION

Polymers Segment
	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$515	$434	19%	$1,030	$864	19%
Volume effect			16%			13%
Price effect			1%			2%
Product mix effect			-- %			-- %
Exchange rate effect			2%			4%

Interdivisional sales	15	19	(21) %	33	40	(17) %

Operating earnings	20	26	(23) %	8	54	(85) %

Asset impairments and
restructuring charges, net	1	--		12	--

The increase in external sales revenue for the second quarter and first six months of 2004 compared to the second quarter and first six months of 2003 was primarily due to increased sales volume, particularly for PET polymers, which had a positive impact on sales revenue of $68 million and $116 million, respectively. Favorable foreign currency exchange rates also had a positive impact on sales revenue of $9 million and $33 million in the second quarter and first six months 2004, respectively.

Operating earnings declined in the second quarter 2004 compared with the second quarter 2003, as higher sales volume and cost reduction efforts were more than offset by higher raw material and energy costs. Additionally, $1 million in severance charges, primarily related to the Company’s employee separation programs, were recorded in the second quarter 2004. The ability to increase selling prices sufficient to offset higher raw material and energy costs, particularly for paraxylene and ethylene glycol that are used in PET polymers, was limited by the impact of capacity additions in North America in 2003 that management believes continued to be absorbed through the first quarter 2004.

Operating earnings declined in the first six months 2004 compared with the first six months 2003 as higher sales volume, cost reduction efforts, and favorable shifts in foreign currency exchange rates were more than offset by higher raw material and energy costs. Additionally, $12 million in severance charges were recorded in the first six months 2004. The ability to increase selling prices sufficient to offset higher raw material and energy costs, particularly for paraxylene and ethylene glycol that are used in PET polymers, was limited by the impact of capacity additions in North America in 2003 that management believes continued to be absorbed through the first quarter 2004. Operating earnings for the first six months 2003 were positively impacted by an insurance settlement of approximately $14 million related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands, and Columbia, South Carolina facilities.

For the remainder of 2004, the Polymers segment expects to intensify its focus on lowering costs and expects its PET polymers product line to continue to grow along with overall market demand growth. In addition, operating earnings will continue to be impacted by the Company’s ability to obtain selling price increases to offset higher raw material and energy costs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$181	$166	9%	$353	$312	13%
Volume effect			5%			16%
Price effect			(2) %			(3) %
Product mix effect			5%			(2) %
Exchange rate effect			1%			2%

Interdivisional sales	23	19	21%	44	40	10%

Operating earnings	33	36	(8) %	66	61	8%

The increase in external sales revenue for the second quarter 2004 compared to the second quarter 2003 was primarily due to favorable shifts in product mix and increased sales volume, which had a positive impact on sales revenue of $10 million and $8 million, respectively. The favorable shift in product mix and the increase in sales volume was primarily attributable to acetyl chemicals and acetate tow in the Asia Pacific region. These increases were partially offset by lower selling prices, which had a negative impact on sales revenue of $4 million.

The increase in external sales revenue for the first six months 2004 compared to the first six months 2003 was primarily due to increased sales volume throughout the segment, which had a positive impact on sales revenue of $50 million. Additionally, favorable foreign currency exchange rates, particularly for the euro, had a positive impact on sales revenue of $5 million. These increases were partially offset by lower selling prices and an unfavorable shift in product mix, which had a negative impact on sales revenue of $9 million and $5 million, respectively.

Operating earnings for the second quarter 2004 declined compared to second quarter 2003 primarily due to increased sales volume and favorable shifts in product mix that were more than offset by higher raw material and energy costs and lower selling prices for certain key products.

Operating earnings for the first six months 2004 increased compared to the first six months 2003 primarily due to increased sales volume that was partially offset by lower selling prices and higher raw material and energy costs.

For 2004, the Company expects operating earnings for the Fibers segment to be similar to 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment
	Second Quarter			First Six Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$37	$16	> 100%	$61	$29	> 100%

Interdivisional sales	111	94	18%	220	192	15%

Operating loss	(19)	(16)	(19) %	(39)	(39)	-- %

Asset impairments and restructuring charges	1	--		2	--

The increase in external sales revenue for the second quarter and first six months 2004 compared to the second quarter and first six months 2003 was primarily due to implementation of customer contracts at Cendian, the Company’s logistics subsidiary. External sales revenue in the Developing Businesses segment is expected to increase in 2004 compared to 2003. The increase in interdivisional sales revenue for the second quarter and first six months 2004 compared to the second quarter and first six months 2003 was primarily due to an increase in logistics services provided by Cendian to Eastman Division and Voridian Division.

Operating results for the segment for the second quarter and first six months 2004 compared to the second quarter and first six months 2003 were impacted by a slight improvement in operating results at Cendian due to cost reduction efforts, offset by increased spending in other growth initiatives.

For the first six months 2004, the operating results for Developing Businesses segment have not been sufficient to achieve the previously communicated expectations, primarily due to the inability of Cendian to achieve sufficient margins to offset operating costs. As a result, Cendian will not be pursuing new customers or renewing contracts with existing customers. The Company is currently evaluating various options with Cendian and other components of the Developing Businesses segment which could lead to restructuring, divestiture or consolidation of some of its activities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Second Quarter

(Dollars in millions)	2004	2003	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$949	$849	12%	10%	1%	1%	-- %
Europe, Middle East, and Africa	394	355	11%	5%	(2) %	1%	7%
Asia Pacific	186	162	14%	6%	3%	4%	1%
Latin America	147	115	29%	29%	(3) %	3%	-- %

	$1,676	$1,481

Sales revenue in the United States and Canada increased for the second quarter 2004 compared to the second quarter 2003 primarily due to increased sales volume across all segments, especially for PET polymers. The increases in sales volume had a positive impact on sales revenue of $86 million.

Sales revenue in Europe, Middle East and Africa increased for the second quarter 2004 compared to the second quarter 2003 primarily due to favorable foreign currency exchange rates, particularly for the euro, and increased sales volume that had a positive impact on sales revenue of $24 million and $16 million, respectively. The increased sales volume was primarily related to sales of PET polymers. Additionally, a favorable shift in product mix was more than offset by lower selling prices.

Sales revenue in Asia Pacific increased for the second quarter 2004 compared to second quarter 2003 primarily due to increased sales volume and a favorable shift in product mix, particularly for the Fibers segment, which had a positive impact on sales revenue of $10 million and $7 million, respectively. Higher selling prices and favorable foreign currency exchange rates also had a positive impact on sales revenue of $4 million and $2 million, respectively.

Sales revenue in Latin America increased for the second quarter 2004 compared to second quarter 2003 primarily due to increased sales volume, particularly for PET polymers. This increase in sales volume had a positive impact on sales revenue of $33 million. Additionally, favorable shifts in product mix of approximately $4 million were offset by lower selling prices.

The majority of the revenues associated with assets held for sale are in the North America and Europe, Middle East, and Africa regions.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information, refer to Note 11 to the Company’s unaudited consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months

(Dollars in millions)	2004	2003	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,815	$1,673	8%	7%	3%	(2) %	-- %
Europe, Middle East, and Africa	804	697	15%	6%	(2) %	-- %	11%
Asia Pacific	370	321	15%	7%	2%	5%	1%
Latin America	284	231	23%	21%	(1) %	2%	1%

	$3,273	$2,922

Sales revenue in the United States and Canada increased for the first six months 2004 compared to the first six months 2003 primarily due to increased sales volume across all segments, especially for PET polymers. The increases in sales volume had a positive impact on sales revenue of $119 million. Additionally, higher selling prices, particularly for Polyethylene, had a positive impact on sales revenue of $44 million. These increases were partially offset by an unfavorable shift in product mix that had a negative impact on sales revenue of $22 million.

Sales revenue in Europe, Middle East and Africa increased for the first six months 2004 compared to the first six months 2003 primarily due to favorable foreign currency exchange rates, particularly for the euro, and increased sales volume that had a positive impact on sales revenue of $76 million and $39 million, respectively. The increased sales volume was primarily related to sales of PET polymers. These increases were partially offset by lower selling prices, particularly for acetate tow.

Sales revenue in Asia Pacific increased for the first six months 2004 compared to first six months 2003 primarily due to increased sales volume and a favorable shift in product mix, particularly for acetate tow, which had a positive impact on sales revenue of $23 million and $14 million, respectively. Higher selling prices also had a positive impact on sales revenue of $7 million.

Sales revenue in Latin America increased for the first six months 2004 compared to first six months 2003 primarily due to increased sales volume, particularly for PET polymers. The increase in sales volume had a positive impact on sales revenue of $48 million.

The majority of the revenues associated with assets held for sale are in the North America and Europe, Middle East, and Africa regions.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information, refer to Note 11 to the Company’s unaudited consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

	First Six Months

(Dollars in millions)	2004	2003

Net cash provided by (used in)
Operating activities	$182	$(95)
Investing activities	(127)	(62)
Financing activities	(466)	149

Net change in cash and cash equivalents	$(411)	$(8)

Cash and cash equivalents at end of period	$147	$69

Cash Flows

Cash provided by operating activities of $182 million in the first six months 2004 increased $277 million compared to the first six months 2003. In the first six months of 2004 and 2003, the Company made $0 million and $140 million in contributions to its U.S. defined benefit pension plans, respectively. In addition, cash provided by operating activities benefited from lower working capital requirements primarily due to an increase in trade payables. The increase in trade payables was largely the result of higher raw material and energy costs, increased sales volume and timing of payments.

The net increase of $65 million in cash used in investing activities in the first six months 2004 compared to first six months 2003 primarily reflects a $17 million increase in additions to properties and equipment in the first six months 2004 as well as $28 million in proceeds from the sale of assets in the first quarter 2003. The proceeds from the sale of assets were due to the sale of the Company’s high-performance crystalline plastics assets.

Cash used in financing activities in the first six months 2004 reflects the January 2004 repayment of $500 million of 6 3/8% notes and an increase in commercial paper and credit facility borrowings of $89 million. The payment of dividends is reflected in all periods.

In 2004, priorities for use of available cash from operations are to pay the dividend, reduce outstanding borrowings and fund targeted growth initiatives such as small acquisitions and other ventures.

Liquidity

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of June 30, 2004 and December 31, 2003. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in April 2009, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At June 30, 2004, the Company’s commercial paper and revolving credit facility borrowings were $271 million at an effective interest rate of 1.83%. At December 31, 2003, the Company's commercial paper borrowings were $196 million at an effective interest rate of 1.85%.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As of June 30, 2004, the Company has effective shelf registration statements filed with the Securities and Exchange Commission to issue a combined $1.1 billion of debt or equity securities.

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

Capital Expenditures

Capital expenditures were $117 million and $100 million for the six months 2004 and 2003, respectively. The Company continues its emphasis on cash flow management and, for 2004, expects that capital spending and other directed investments for small acquisitions and other ventures will increase compared to 2003, but be no more than depreciation and amortization.

Other Commitments

At June 30, 2004, the Company’s obligations related to notes and debentures totaled approximately $1.9 billion to be paid over a period of 25 years. Other borrowings, related primarily to commercial paper and credit facility borrowings, totaled approximately $271 million.

The Company had various purchase obligations at June 30, 2004 totaling approximately $2.0 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $193 million over a period of several years. Of the total lease commitments, approximately 22% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50% relate to real property, including office space, storage facilities and land; and approximately 28% relate to railcars.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition, the Company had other liabilities at June 30, 2004 totaling approximately $1.2 billion related to pension, retiree medical, and other post-employment obligations.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For

Period	Notes and Debentures	Commercial Paper and Credit Facility Borrowings	Purchase Obligations (a)	Operating Leases	Other Liabilities (b)	Total

Remaining in 2004	$1	$--	$145	$22	$21	$189
2005	--	--	278	39	131	448
2006	7	--	273	33	171	484
2007	--	--	270	23	141	434
2008	250	--	165	13	96	524
2009 and beyond	1,625	271	929	63	682	3,570

Total	$1,883	$271	$2,060	$193	$1,242	$5,649

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

The Company also had outstanding guarantees at June 30, 2004. Additional information related to these guarantees is provided in Note 17 to the Company’s unaudited consolidated financial statements.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at June 30, 2004 totaled $84 million and consisted primarily of leases for railcars and other equipment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has long-term commitments relating to joint ventures as described in Note 17 to the Company’s unaudited consolidated financial statements. These joint ventures allow the Company to gain access to markets the Company otherwise would not be able to gain access to. The guarantees related to the joint ventures provide borrowing capability in excess of what the joint venture would have access to based on its own resources. The Company guarantees up to $131 million of the principal amount of the joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote. For more information concerning the joint ventures described above, see Note 5 in the notes to the audited financial statements contained in the Company’s 2003 Annual Report on Form 10-K.

As described in Note 17 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at June 30, 2004 and December 31, 2003. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not variable interest entities ("VIEs") or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate these entities. The Company has evaluated long-term purchase obligations with two entities that may be VIEs. These potential VIEs are joint ventures from which the Company purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

For more information on the above off balance sheet and other financing arrangements, see Note 17 to the unaudited consolidated financial statements.

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during the first six months of 2004 and 2003. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under this authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Dividends

The Company declared cash dividends of $0.44 per share in the second quarters 2004 and 2003 and $0.88 per share in the first six months 2004 and 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 7, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("the Act"). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2003. In May of 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Company has completed its evaluation of the impact of FSP 106-2. As the Company’s current healthcare plans are not considered to be actuarially equivalent to Medicare Part D, the Act has no effect on the Company’s financial position, results of operations, or cash flows.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2004, the Company expects:

  that historically high raw material and energy costs will continue throughout much of 2004, and that the Company will continue to implement price increases to offset these increases;
  that pension and other postemployment benefit expenses in 2004 will be similar to 2003 as a result of the amendment of certain postemployment benefit plans;
  to make no contribution to the Company’s U.S. defined benefit pension plans in 2004;
  net interest expense to decrease compared to 2003 due to lower expected gross interest costs as a result of lower average interest rates on borrowings and anticipated lower average borrowings;
  that depreciation and amortization expense for 2004 will decrease by approximately $35 million compared to 2003;
  cash flow from operating activities to increase in 2004 compared to 2003 and that priorities for use of available cash will be to pay the quarterly cash dividend, reduce outstanding borrowings, and fund targeted growth initiatives such as small acquisitions and other ventures;
  capital expenditures to increase in 2004 compared to 2003, but to continue to be no more than depreciation and amortization;
  the effective tax rate to be at or below 30%, and certain tax benefits from favorable foreign rate variances and the extraterritorial income exclusion to continue through 2004;
  combined costs related to selling and general administrative expenses and research and development expenses to be below 10% of sales revenue;
  cost reduction and productivity improvement efforts will positively impact results in 2004;
  the completion of the initiative to restructure, divest and consolidate the CASPI segment to improve profitability and cash flows.;
  the PCI segment to continue to identify and implement projects to reduce costs and improve the results of underperforming product lines, which could result in further restructuring or consolidation.
  continued emphasis in the SP segment on more profitable product lines, higher selling prices and cost reduction efforts will continue to positively impact earnings in 2004;
  the Polymers segment will intensify its focus on lowering costs and expects its PET polymers product line to continue to grow along with overall market demand growth; and
  operating earnings in the Fibers segment to be similar to 2003; and, to evaluate various options with Cendian and other components of the Developing Businesses segment that could lead to restructuring, divestiture or consolidation of some of its activities.
58

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Due to the above factors, continued strong sales volume and improving economic conditions, the Company expects third quarter 2004 net earnings to be between $0.63 and $0.82 per share.

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
See "Forward-Looking Statements and Risk Factors" below.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit rating; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rate.

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
  The Company has deferred tax assets related to capital and operating losses. The Company establishes valuation allowances to reduce these deferred tax assets to an amount that is more likely than not to be realized. The Company’s ability to utilize these deferred tax assets depends on projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies. Realization of the these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets.
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
  In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material and energy costs, or have a negative impact on demand and volume. There can be no assurances that any price increases will be realized or will be realized within the Company’s anticipated timeframe.
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
60

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2004.

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Only two of these lawsuits have not been resolved via settlement. One of those cases was dismissed for want of prosecution.  In the other case, an intermediate appellate court affirmed in 2004 a trial court ruling that the case could not proceed as a class action. That decision has been appealed. In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. Two of those six cases have been settled; defense motions to dismiss were granted in two other cases and those dismissals are now final. The dismissal of a third has been appealed by the state. A defense motion to dismiss another state case has been fully briefed.  Seven other states have advised the Company that they intend to bring similar actions against the Company and others. A settlement with those seven states has tentatively been reached.

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

In recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman.  Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s.  The Company’s investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously the approximately 3,000 pending claims or to settle them on acceptable terms.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)

April 1- 30, 2004	--	$--	--	$288
May 1-31, 2004	3,876	$44.56	--	$288
June 1-30, 2004	23,301	$46.31	--	$288

Total	27,177		--	$288

(1) Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock and shares surrendered by employees as payment to the Company of the purchase price for shares of common stock under the terms of previously granted stock options.  Shares are not part of any Company repurchase plan.

(2) Average price paid per share reflects the average closing price of Eastman stock on the business date the shares were surrendered by the employee stockholder as a result of vesting of the restricted shares to which the tax withholding obligation relates or the exercise of stock options.

(3) The Company is authorized by the Board of Directors to repurchase up to $400 million of its common stock. Common share repurchases under this authorization in 1999, 2000 and 2001 were $51 million, $57 million and $4 million, respectively. The Company has not repurchased any common shares under this authorization in 2002, 2003 and through the first six months 2004. For additional information see Note 13 to the audited financial statements included the Company’s 2003 annual report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2004 Annual Meeting of the Stockholders of Eastman Chemical Company was held on May 6, 2004. There were 77,432,840 shares of common stock entitled to be voted, and 63,602,288 shares represented in person or by proxy, at the Annual Meeting.

Three items of business were acted upon by stockholders at the Annual Meeting:

  the election of three directors to serve in the class for which the term in office expires at the 2007 Annual Meeting of Stockholders and their successors are duly elected and qualified;
  the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent accountants for the Company for the year ended December 31, 2004; and
  a stockholder proposal to utilize restricted shares in lieu of stock options as executive stock-based compensation.

The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Renee J. Hornbaker	56,044,260	7,558,028	-0-	-0-
Thomas H. McLain	56,052,559	7,549,729	-0-	-0-
Peter M. Wood	56,062,977	7,539,311	-0-	-0-

Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected. The other directors whose term of office continued after the meeting were Messrs. Calvin A. Campbell, Jr., J. Brian Ferguson, Donald W. Griffin, Stephen R.Demeritt, Robert M. Hernandez and David W. Raisbeck.

The results of the voting on the ratification of the appointment of PricewaterhouseCoopers LLP as independent accountants were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
61,558,028	1,623,841	420,419	-0-

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.

The results of the voting on the stockholder proposal to utilize restricted shares in lieu of stock options as executive stock-based compensation were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
4,306,371	44,080,183	750,004	14,465,730

Accordingly, the number of affirmative votes cast on the proposal constituted less than a majority of the votes cast on the proposal at the meeting, and the stockholder proposal was not approved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 68.

(b) On April 29, 2004, the Company furnished under Item 12 of Form 8-K the text of its publicly released financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
              Eastman Chemical Company

Date: August 9, 2004	By:	/s/ Richard A. Lorraine

Richard A. Lorraine
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit		Sequential
Number	Description	Page Number

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

4.11
$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, NA, as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request

4.12
Amended and Restated Credit Agreement, dated as of April 7, 2004 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citicorp USA, Inc., as Agent (incorporated herein by reference to Exhibit 4.12 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

4.13	Form of 3 1/4% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.14	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	69

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2004	70

31.02	Rule 13a – 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2004	71

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2004	72

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2004	73

99.01	CASPI segment detail of sales revenue, operating earnings (loss) and asset impairments and restructuring charges	74

