Form 10-Q
period 2004-09-30
EASTMAN CHEMICAL CO
filed 2004-11-09
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at
September 30, 2004

Common Stock, par value $0.01 per share	77,928,949
(including rights to purchase shares of
Common Stock or Participating Preferred Stock)

PAGE 1 OF 60 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 61

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

1.	Financial Statements
	Unaudited Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), and Retained Earnings	3
	Consolidated Statements of Financial Position	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6-25
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-55
4.	Controls and Procedures	56

PART II. OTHER INFORMATION

1.	Legal Proceedings	57-58
2.	Recent Sales of Unregistered Equity Securities and Issuer Purchases of Equity Securities	59
6.	Exhibits	59

SIGNATURES

Signatures	60

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS), COMPREHENSIVE
INCOME (LOSS), AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2004	2003	2004	2003

Sales	$1,649	$1,444	$4,922	$4,366
Cost of sales	1,392	1,244	4,160	3,741
Gross profit	257	200	762	625

Selling and general administrative expenses	107	100	329	308
Research and development expenses	35	44	116	129
Asset impairments and restructuring charges, net	42	462	188	480
Goodwill impairment	--	34	--	34
Other operating income	--	--	--	(20)
Operating earnings (loss)	73	(440)	129	(306)

Interest expense, net	29	30	88	92
Other (income) charges, net	(4)	1	(4)	(5)
Earnings (loss) before income taxes and cumulative effect of changes in accounting principles	48	(471)	45	(393)
Provision (benefit) for income taxes	10	(135)	(71)	(110)
Earnings (loss) before cumulative effect of changes in accounting principles	38	(336)	116	(283)
Cumulative effect of changes in accounting principles, net	--	--	--	3
Net earnings (loss)	$38	$(336)	$116	$(280)

Earnings (loss) per share
Basic
Before cumulative effect of changes in accounting principles	$0.50	$(4.35)	$1.51	$(3.66)
Cumulative effect of changes in accounting principles, net	--	--	--	0.04
Net earnings (loss) per share	$0.50	$(4.35)	$1.51	$(3.62)

Diluted
Before cumulative effect of changes in accounting principles	$0.49	$(4.35)	$1.49	$(3.66)
Cumulative effect of changes in accounting principles, net	--	--	--	0.04
Net earnings (loss) per share	$0.49	$(4.35)	$1.49	$(3.62)

Comprehensive Income (Loss)
Net earnings (loss)	$38	$(336)	$116	$(280)
Other comprehensive income (loss)
Change in cumulative translation adjustment	(14)	25	(32)	98
Change in minimum pension liability, net of tax	--	--	(1)	--
Change in unrealized gains (losses) on investments, net of tax	(1)	1	(1)	(1)
Change in unrealized gains (losses) on derivative instruments, net of tax	2	4	--	(1)
Total other comprehensive income (loss)	(13)	30	(34)	96
Comprehensive income (loss)	$25	$(306)	$82	$(184)

Retained Earnings
Retained earnings at beginning of period	$1,486	$1,870	$1,476	$1,882
Net earnings (loss)	38	(336)	116	(280)
Cash dividends declared	(34)	(34)	(102)	(102)
Retained earnings at end of period	$1,490	$1,500	$1,490	$1,500

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except per share amounts)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$179	$558
Trade receivables, net of allowance of $15 and $28	671	614
Miscellaneous receivables	75	87
Inventories	580	698
Other current assets	48	53
Total current assets	1,553	2,010

Properties
Properties and equipment at cost	9,511	9,861
Less: Accumulated depreciation	6,346	6,442
Net properties	3,165	3,419

Goodwill	315	317
Other intangibles, net of accumulated amortization of $5 and $218	29	33
Other noncurrent assets	549	451
Total assets	$5,611	$6,230

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$948	$973
Borrowings due within one year	1	504
Total current liabilities	949	1,477

Long-term borrowings	2,066	2,089
Deferred income tax liabilities	226	316
Postemployment obligations	1,145	1,126
Other long-term liabilities	186	179
Total liabilities	4,572	5,187

Stockholders’ equity
Common stock ($0.01 par value - 350,000,000 shares authorized; shares issued - 85,717,770 and 85,177,467)	1	1
Additional paid-in capital	138	122
Retained earnings	1,490	1,476
Accumulated other comprehensive loss	(155)	(121)
	1,474	1,478
Less: Treasury stock at cost (7,933,646 shares for 2004 and 2003)	435	435

Total stockholders’ equity	1,039	1,043

Total liabilities and stockholders’ equity	$5,611	$6,230

The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2004	2003

Cash flows from operating activities
Net earnings (loss)	$116	$(280)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	243	280
Cumulative effect of changes in accounting principles, net	--	(3)
Asset impairments	131	497
Gain on sales of assets	--	(20)
Benefit for deferred income taxes	(82)	(159)
Changes in operating assets and liabilities, net of divestitures:
Increase in receivables	(151)	(48)
Decrease in inventories	9	21
Increase (decrease) in trade payables	10	(52)
Increase (decrease) in liabilities for employee benefits and incentive pay	35	(217)
Other items, net	(10)	27

Net cash provided by operating activities	301	46

Cash flows from investing activities
Additions to properties and equipment	(171)	(159)
Proceeds from sales of assets, net	115	28
Additions to capitalized software	(11)	(11)
Other items, net	(10)	16

Net cash used in investing activities	(77)	(126)

Cash flows from financing activities
Net decrease in commercial paper, credit facility, and other short-term borrowings	(15)	(88)
Proceeds from long-term borrowings	--	248
Repayment of borrowings	(500)	(5)
Dividends paid to stockholders	(102)	(102)
Other items	14	3

Net cash provided by (used in) financing activities	(603)	56

Net change in cash and cash equivalents	(379)	(24)

Cash and cash equivalents at beginning of period	558	77

Cash and cash equivalents at end of period	$179	$53

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applied immediately to variable interest entities (“VIEs”) created after January 31, 2003, and to VIEs in which a public company obtains an interest after that date. In December 2003, the FASB published a re vision to FIN 46 (“FIN 46R”) to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIEs that are commonly referred to as special purpose entities were required to apply the provisions of FIN 46R for periods ended after December 15, 2003. A public company that did not have any interests in special purpose entities but did have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ended after March 14, 2004. During the fourth quarter of 2003, the Company assessed certain of its lease arrangements as well as its accounts receivable securitiza tion program according to the provisions of FIN 46R. The Company concluded that such entities did not meet the criteria for consolidation under FIN 46R. In addition, the Company has identified certain joint venture partnerships, as well as other contractual arrangements created before February 1, 2003, as potential VIEs. See Note 16 for more information about the Company’s implementation of FIN 46R.

In December 2003, the FASB issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. The Company has adopted the provisions of this statement. See Note 9 to the unaudited consolidated financial statements for more information.

The Company has reclassified certain 2003 amounts to conform to the 2004 presentation.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	STOCK OPTIONS

As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Eastman continues to apply intrinsic value accounting for its employee stock options. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Eastman has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” an amendment of FASB Statement No. 123. The Company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards of Eastman’s employee stock options are disclosed below.

If the Company had elected to recognize compensation expense based upon the fair value at the grant dates of these awards, the Company's net earnings and earnings per share would have been reduced as follows:

(Dollars and shares in millions, except per share amounts)		Third Quarter		First Nine Months
		2004	2003	2004	2003

Net earnings (loss), as reported		$38	$(336)	$116	$(280)

Add: Stock-based employee compensation
expense included in net earnings, as reported		--	--	1	--

Deduct: Total additional stock-based employee
compensation cost, net of tax, that would
have been included in net earnings under
fair value method		1	2	5	8
Pro forma net earnings (loss)		$37	$(338)	$112	$(288)

Basic earnings (loss) per share	As reported	$0.50	$(4.35)	$1.51	$(3.62)
	Pro forma	$0.48	$(4.39)	$1.46	$(3.74)
	Shares	77.6	77.2	77.4	77.1

Diluted earnings (loss) per share	As reported	$0.49	$(4.35)	$1.49	$(3.62)
	Shares	78.3	77.2	78.1	77.1

	Pro forma	$0.48	$(4.39)	$1.45	$(3.74)
	Shares	78.1	77.3	77.9	77.2

3.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2004	2003

At average cost (which approximates FIFO)
Finished goods	$554	$583
Work in process	166	175
Raw materials and supplies	173	228
Total inventories	893	986
Reduction to LIFO value	(313)	(288)
Total inventories at LIFO value	$580	$698

Inventories valued on the LIFO method were approximately 70% of total inventories at each period end.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

The following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributed to impairments and accumulated amortization.

	As of September 30, 2004		As of December 31, 2003
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets
Developed technology	$3	$2	$124	$6
Customer lists	6	4	62	6
Other	11	10	18	2
Total	$20	16	$204	14

Indefinite-lived intangible assets
Trademarks		13		19

Total other intangible assets		$29		$33

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	CASPI Segment	Other Segments	Total

Reported goodwill balance at December 31, 2003	$308	$9	$317
Adjustments and foreign currency translation effect	(2)	--	(2)
Reported goodwill balance at September 30, 2004	$306	$9	$315

Amortization expense for definite-lived intangible assets was approximately $2 million for the first nine months 2004 and $8 million for the first nine months 2003. Estimated amortization expense for the five succeeding years is approximately $1 million per year.

In the third quarter 2003, the Company impaired certain goodwill and indefinite-lived intangible assets in the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment as discussed in Note 8 below. Additionally, the Company completed its annual impairment review of the remaining goodwill and indefinite-lived intangible assets in the third quarter 2004. No further impairment of goodwill or indefinite-lived intangible assets was required as a result of this review.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2004	2003

Trade payables	$426	$478
Accrued payrolls, vacation, and variable-incentive compensation	117	135
Accrued taxes	48	63
Interest payable	32	45
Bank overdrafts	45	22
Other	280	230
Total	$948	$973

6. BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2004	2003

Borrowings consisted of:
6 3/8% notes due 2004	$--	$504
3 1/4% notes due 2008	250	250
6.30% notes due 2018	254	249
7% notes due 2012	403	394
7 1/4% debentures due 2024	497	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper and credit facility borrowings	146	196
Other	20	7
Total borrowings	2,067	2,593
Borrowings due within one year	(1)	(504)
Long-term borrowings	$2,066	$2,089

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of September 30, 2004 and December 31, 2003. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2009, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At September 30, 2004, the Company’s commercial paper and revolving credit facility borrowings were $146 million at an effective interest rate of 2.35%. At December 31, 2003, the Company's commercial paper borrowings were $196 million at an effective interest rate of 1.85%.

On January 15, 2004, the Company repaid at maturity $500 million of notes bearing interest at 6 3/8% per annum. These notes were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. These notes were repaid with cash generated from business activities, new long-term borrowings and available short-term borrowing capacity.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $250 million of the $400 million 7% notes due in 2012 to variable rates.  In the second quarter of 2004, the Company entered into interest rate swaps that converted the effective interest rate of $100 million of the $400 million 7% notes due in 2012 to variable rates.  The average rate on the variable portion was 4.60% at September 30, 2004 and 3.69% at December 31, 2003.  The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an increase of $8 million in lon g-term borrowings and other noncurrent assets in the first nine months of 2004.  The fair values of the interest rate swaps were an asset of $5 million and a liability of $3 million at September 30, 2004 and December 31, 2003, respectively.

In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $150 million of the $250 million 6.30% notes due in 2018 to variable rates such that the average rate on the variable portion was 3.12% at September 30, 2004 and 2.15% at December 31, 2003.  The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an increase of approximately $5 million in long-term borrowings and other noncurrent assets in the first nine months of 2004.  The fair values of the interest rate swaps were assets of $6 million and $1 million at September 30, 2004, and December 31, 2003, respectively.

7.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2004	2003	2004	2003

Shares used for earnings per share calculation:
Basic	77.6	77.2	77.4	77.1
Diluted	78.3	77.2	78.1	77.1

For the third quarter and first nine months 2004, certain shares underlying options to purchase 6,804,548 shares of common stock at a range of prices from $45.44 to $67.50 and 6,820,548 shares at a range of prices from $45.17 to $67.50, respectively, were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. As a result of the net loss reported for the third quarter and first nine months 2003, common shares underlying options to purchase 10,345,607 shares of common stock at a range of prices from $29.90 to $73.94 have been excluded from the calculation of diluted earnings (loss) per share.

The Company declared cash dividends of $0.44 per share in the third quarters 2004 and 2003 and $1.32 per share in the first nine months 2004 and 2003.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

During the third quarter 2004, the Company recognized pre-tax impairments and restructuring charges of $42 million, consisting of $28 million in non-cash impairment charges and $14 million of severance and restructuring charges. For the first nine months 2004, pre-tax impairments and restructuring charges totaled $188 million, with non-cash impairment charges and cash severance and restructuring charges totaling $131 million and $57 million, respectively. The following table summarizes the 2004 and 2003 charges:

	Third Quarter		First Nine Months
(Dollars in millions)	2004	2003	2004	2003

Eastman Division segments:
CASPI segment:
Fixed asset impairments	$--	$235	$57	$235
Intangible asset impairments	--	175	6	175
Goodwill impairments	--	34	--	34
Severance costs	2	8	11	11
Site closure costs	2	--	5	--
Total - CASPI segment	4	452	79	455

PCI segment:
Fixed asset impairments	27	38	27	53
Severance costs	3	4	10	4
Total - PCI segment	30	42	37	57

SP segment:
Fixed asset impairments	1	--	41	--
Severance costs	2	1	10	1
Site closure costs	--	--	2
Total - SP segment	3	1	53	1

Total Eastman Division	37	495	169	513

Voridian Division segments:
Polymers segment
Severance costs	1	1	13	1
Total - Polymers segment	1	1	13	1

Total Voridian Division	1	1	13	1

Developing Businesses Division segment:
Developing Businesses segment
Severance costs	1	--	3	--
Restructuring charges	3	--	3	--
Total - Developing Businesses segment	4	--	6	--

Total Eastman Chemical Company	$42	$496	$188	$514

Total goodwill impairment	--	34	--	34
Total asset impairments and restructuring charges	42	462	188	480

Total Eastman Chemical Company	$42	$496	$188	$514

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2004

Asset Impairments and Restructuring Charges

In the third quarter and first nine months 2004, the Company recorded asset impairments, site closure, and other restructuring charges of $33 million and $141 million, respectively. Further detail on these charges is provided below:

In the third quarter 2004, the company recognized asset impairments of approximately $28 million, primarily related to assets at the Company’s Batesville, Arkansas and Longview, Texas manufacturing facilities. These impairments primarily relate to certain fixed assets in the performance chemicals product lines in the Performance Chemicals and Intermediates segment (“PCI”) that management decided to rationalize due to increased foreign competition. Also in third quarter, the CASPI segment incurred approximately $2 million in site closure charges primarily related to previously announced manufacturing plant closures, while the Developing Business (“DB”) segment incurred approximately $3 million in restructuring charges related to the reorganization of Cendian Corporation (“Cendian”), the Company’s logistics subsidiary.

In the second quarter 2004, the company recognized $62 million in asset impairment charges related to assets held for sale. The assets were part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. The charges reflect adjustment of the recorded values of these assets to the expected sales proceeds. Also in second quarter 2004, the Company recognized an additional $4 million of site closure costs related primarily to previously announced manufacturing plant closures. These charges had an impact of approximately $2 million each to the CASPI and Specialty Plastics (“SP”) segments.

In the first quarter 2004, the Company recognized a $40 million asset impairment charge related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactures products that are within the Company’s SP segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value as established by appraisal and available market data.

Severance Charges

In the third quarter 2004, the Company recognized approximately $9 million in severance charges related to ongoing cost reduction efforts, as well as separations stemming from the Company’s voluntary termination program announced in April, 2004. In the first nine months 2004, the Company recognized $47 million in severance charges as explained below:

•	the decision to close the Hartlepool manufacturing site as discussed above, resulting in severance charges of $5 million within the SP segment; and,
•	ongoing cost reduction efforts throughout the Company and costs related to the Company’s employee separation programs announced in April 2004, resulting in severance charges to the CASPI, PCI, SP, Polymers, and DB segments of $11 million, $10 million, $5 million, $13 million, and $3 million, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2003

Asset Impairments and Restructuring Charges

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairment charges of approximately $42 million for 2003.

CASPI Segment

In the third quarter 2003, the Company reorganized the operating structure within its CASPI segment and changed the segment’s business strategy in response to the financial performance of certain underlying product lines. Those product lines include: acrylate ester monomers; composites (unsaturated polyester resins); inks and graphic arts raw materials; liquid resins; powder resins; and textile chemicals. Prior to the third quarter, management was pursuing growth strategies aimed at significantly improving the financial performance of these product lines. However, due to the continued operating losses and deteriorating market conditions, management decided to pursue alternative strategies including restructuring, divestiture, and consolidation. This change affected both the manner in which certain assets are u sed and the financial outlook for these product lines, thus triggering the impairments and certain restructuring charges.

The third quarter fixed asset impairment charges of approximately $235 million primarily related to assets associated with the above mentioned product lines, and primarily impacted manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. (“Lawter”), McWhorter Technologies, Inc (“McWhorter”), and Chemicke Zavody Sokolov (“Sokolov”) acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter intangible asset impairment charges related to definite-lived intangible assets of approximately $128 million and indefinite-lived intangibles of approximately $47 million. The definite-lived intangibles related primarily to developed technology and customer lists, and the indefinite-lived intangibles primarily related to trademarks. These intangible assets were primarily associated with the acquisitions of Lawter and McWhorter. As the undiscounted future cash flows could not support the carrying value of the definite-lived intangible assets, these assets were written down to fair value as established primarily by appraisal. Indefinite-lived intangible assets were written down to fair value as established by appraisal.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Polymers Segment

In the fourth quarter, an asset impairment charge of $1 million was recorded related to assets classified as held for sale at the Company’s Kirkby, United Kingdom site. The fair value of these assets was determined using the estimated proceeds from the sale less the cost to sell.

Severance Charges

In the first half of 2003, severance costs of $3 million were incurred within the CASPI segment related primarily to consolidation and restructuring activities and changes in previously accrued amounts. In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions were the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment. During the fourth quarter, severance charges were recorded in the CASPI and Fibers segment totaling $2 million and $1 million, respectively, due to the ongoing restructuring of the CASPI segment and the annual budget ing process discussed above.

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2003

Non-cash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5
Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at September 30, 2004

Non-cash charges	$--	$131	$(131)	$--	$--
Severance costs	10	47	--	(23)	34
Site closure and restructuring costs	5	10	--	(6)	9
Total	$15	$188	$(131)	$(29)	$43

As of September 30, 2004, out of approximately 1,200 actual and probable employee separations that were identified and for which charges were recorded during 2003 and 2004, approximately 1,150 were completed. Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	RETIREMENT PLANS

DEFINED BENEFIT PENSION PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined. Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

	Third Quarter		First Nine Months
(Dollars in millions)	2004	2003	2004	2003

Components of net periodic benefit cost:
Service cost	$10	$10	$31	$31
Interest cost	21	21	61	63
Expected return on assets	(21)	(20)	(62)	(61)
Amortization of:
Prior service credit	(2)	(3)	(7)	(8)
Actuarial loss	7	5	20	14
Curtailment	--	--	2	--
Net periodic benefit cost	$15	$13	$45	$39

In its 2003 Annual Report on Form 10-K, the Company disclosed that it expected to contribute between $0 and $40 million to its U.S. defined benefit plans for 2004. As of September 30, 2004, contributions of $3 million have been made and, due to the passage of the Pension Funding Equity Act of 2004, the Company does not anticipate making further contributions during 2004.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the status of the Company's U.S. plans at September 30, 2004 and December 31, 2003:

	Third Quarter		First Nine Months
(Dollars in millions)	2004	2003	2004	2003

Components of net periodic benefit cost:

Service cost	$2	$2	$6	$6
Interest cost	11	15	40	44
Expected return on assets	--	--	(1)	(1)
Amortization of:
Prior service credit	(6)	(1)	(10)	(3)
Actuarial loss	4	3	13	10
Net periodic benefit cost	$11	$19	$48	$56

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

Summary Balance Sheet
(Dollars in millions)	June 1, 2004	December 31, 2003

Change in benefit obligation:
Benefit obligation, beginning of period	$977	$896
Service cost	4	8
Interest cost	29	58
Plan participants’ contributions	--	4
Actuarial (gain) loss	(13)	70
Plan amendments	(241)	(10)
Benefits paid	(28)	(49)
Benefit obligation, end of period	$728	$977

Change in plan assets:
Fair value of plan assets, beginning of period	$19	$26
Company contributions	23	38
Plan participants’ contributions	--	4
Benefits paid	(28)	(49)
Fair value of plan assets, end of period	$14	$19

Benefit obligation in excess of plan assets	$714	$958
Unrecognized actuarial loss	(316)	(338)
Unrecognized prior service credit	272	36
Net amount recognized, end of period	$670	$656

Amounts recognized in the Statements of Financial Position consist of:
Accrued benefit cost	$670	$656
Net amount recognized, end of period	$670	$656

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Weighted-average assumptions:	June 1, 2004	December 31, 2003
Discount rate	6.50%	6.25%
Rate of compensation increase	3.75%	3.75%
Health care cost trend
Initial	10.00%	10.00%
Decreasing to ultimate trend of	5.00%	5.00%
In year	2009	2009

10.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. Financial instruments held as part of each hedging program are more fully described in Note 8 “Fair Value of Financial Instruments” t o the Company’s audited consolidated financial statements contained in the 2003 Annual Report on Form 10-K.

At September 30, 2004, mark-to-market gains from hedges on foreign currency, interest rates, raw material, and energy that were included in accumulated other comprehensive income totaled approximately $4 million. If realized, approximately $1 million of this balance will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings in any periods presented.

11.	OTHER OPERATING INCOME AND OTHER (INCOME) CHARGES, NET

	Third Quarter		First Nine Months
(Dollars in millions)	2004	2003	2004	2003

Other operating income	$--	$--	$--	$(20)

Other income	$(7)	$(4)	$(19)	$(20)
Other charges	3	5	15	15
Other (income) charges, net	$(4)	$1	$(4)	$(5)

Other Operating Income

Included in the other operating income in the first nine months 2003 is a gain of approximately $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

Other (Income) Charges, net

Other income for the third quarter and first nine months 2004 included income from the Company’s equity investments, including Genencor International. Other charges for the third quarter and first nine months 2004 consist primarily of write downs to fair value of certain technology business ventures due to other than temporary declines in value, net losses attributable to foreign exchange transactions and fees on securitized receivables.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other income for the third quarter and first nine months 2003 primarily included gains on sales of non-operating assets, royalty income, net gains on foreign currency transactions, net of hedging, primarily attributed to the strengthening of the euro, and income from the Company’s equity investments. Other charges for the third quarter and first nine months 2003 primarily reflected fees on securitized receivables and other miscellaneous items.

12.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX

SFAS No. 143

Effective January 1, 2003, the Company’s method of accounting for environmental closure and post closure costs changed as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Upon the initial adoption of the provision, entities were required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. In accordance with SFAS No. 143, the Company recorded asset retirement obligations primarily related to closure and post closure environmental liabilities associated with certain property plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2002	$(31)	$(261)	$(2)	$(1)	$(295)
Period change	150	19	--	5	174
Balance at December 31, 2003	119	(242)	(2)	4	(121)
Period change	(32)	(1)	(1)	--	(34)
Balance at September 30, 2004	$87	$(243)	$(3)	$4	$(155)

Except for cumulative translation adjustment, amounts that comprise accumulated other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

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

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment. This realignment resulted in approximately $86 million in sales revenue and an operating loss of $45 million, of which approximately $42 million related to asset impairments recorded in the third quarter of 2003, being transferred from the PCI segment to the CASPI segment for 2003. The realignment also resulted in segment assets of $56 million being transferred from the PCI segment to the CASPI segment as of December 31, 2003. In addition, during the first quarter of 2004, the Company reclassified assets within the Voridian Division to reflect the current allocation of certain shared assets. These changes had no effect on the unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter, 2004
(Dollars in millions)	External Sales	Interdivisional Sales	Total Sales
Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	357	--	357
Performance Chemicals and Intermediates	371	147	518
Specialty Plastics	164	15	179
Total Eastman Division	892	162	1,054

Voridian Division
Polymers	542	17	559
Fibers	184	22	206
Total Voridian Division	726	39	765

Developing Businesses Division
Developing Businesses	31	106	137
Total Developing Businesses Division	31	106	137

Total Eastman Chemical Company	$1,649	$307	$1,956

	Third Quarter, 2003*
	External Sales	Interdivisional Sales	Total Sales
Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	421	--	421
Performance Chemicals and Intermediates	262	120	382
Specialty Plastics	135	14	149
Total Eastman Division	818	134	952

Voridian Division
Polymers	442	14	456
Fibers	163	20	183
Total Voridian Division	605	34	639

Developing Businesses Division
Developing Businesses	21	104	125
Total Developing Businesses Division	21	104	125

Total Eastman Chemical Company	$1,444	$272	$1,716

*Sales revenue for 2003 has been reclassified to reflect the movement of certain commodity product lines from the PCI segment to the CASPI segment.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months, 2004
(Dollars in millions)	External Sales	Interdivisional Sales	Total Sales
Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	1,272	--	1,272
Performance Chemicals and Intermediates	974	428	1,402
Specialty Plastics	475	40	515
Total Eastman Division	2,721	468	3,189

Voridian Division
Polymers	1,572	50	1,622
Fibers	537	66	603
Total Voridian Division	2,109	116	2,225

Developing Businesses Division
Developing Businesses	92	326	418
Total Developing Businesses Division	92	326	418

Total Eastman Chemical Company	$4,922	$910	$5,832

	First Nine Months, 2003*
	External Sales	Interdivisional Sales	Total Sales
Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	1,274	--	1,274
Performance Chemicals and Intermediates	844	360	1,204
Specialty Plastics	417	40	457
Total Eastman Division	2,535	400	2,935

Voridian Division
Polymers	1,306	54	1,360
Fibers	475	60	535
Total Voridian Division	1,781	114	1,895

Developing Businesses Division
Developing Businesses	50	296	346
Total Developing Businesses Division	50	296	346

Total Eastman Chemical Company	$4,366	$810	$5,176

*Sales revenue for 2003 has been reclassified to reflect the movement of certain commodity product lines from the PCI segment to the CASPI segment.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter		First Nine Months
(Dollars in millions)	2004	2003	2004	2003

Operating Earnings (Loss) by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$38	$(435)	$44	$(419)
Performance Chemicals and Intermediates	(10)	(43)	10	(34)
Specialty Plastics	18	12	14	53
Total Eastman Division	46	(466)	68	(400)

Voridian Division
Polymers	3	2	11	56
Fibers	44	34	110	95
Total Voridian Division	47	36	121	151

Developing Businesses Division
Developing Businesses	(21)	(13)	(60)	(52)
Total Developing Businesses Division	(21)	(13)	(60)	(52)

Eliminations	1	3	--	(5)
Total Eastman Chemical Company	$73	$(440)	$129	$(306)

*Operating earnings for 2003 have been reclassified to reflect the movement of certain commodity product lines from the PCI segment to the CASPI segment.

	September 30,	December 31,
(Dollars in millions)	2004	2003

Assets by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,428	$1,710
Performance Chemicals and Intermediates	1,579	1,698
Specialty Plastics	689	822
Total Eastman Division	3,696	4,230

Voridian Division
Polymers	1,290	1,342
Fibers	570	617
Total Voridian Division	1,860	1,959

Developing Businesses Division
Developing Businesses	55	41
Total Developing Businesses Division	55	41

Total Eastman Chemical Company	$5,611	$6,230

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	LEGAL MATTERS

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Only two of these lawsuits have not been resolved via settlement. One of those cases was dismissed for want of prosecution.  In the other case, an intermediate appellate court affirmed in 2004 a trial court ruling that the case could not proceed as a class action. That decision has been appealed and the issue will be decided by the state’s highest court. In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. Two of those six cases have been settled; defense motions to dismiss were granted in two other cases and those dismissals are now final. The dismissal of a third has been appealed by the state.  A defense motion to dismiss another state case was denied in September 2004. The defendants will seek reconsideration of that denial and may also appeal the September ruling. Seven other states have advised the Company that they intend to bring similar actions against the Company and others. A settlement with those seven states has tentatively been reached.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at September 30, 2004 and at December 31, 2003. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Fees paid by the Company under this agreement are based on certain variable market rate indices and totaled approximately $1 million in the third quarters 2004 and 2003 and approximately $3 million in the first nine months 2004 and 2003. Average monthly proceeds from collections reinvested in the conti nuous sale program were approximately $288 million and $253 million in the third quarters 2004 and 2003, respectively, and approximately $262 million and $252 million in the first nine months 2004 and 2003, respectively. The portion that continues to be recognized in the Consolidated Statements of Financial Position is domestic trade receivables of $177 million and $91 million at September 30, 2004 and December 31, 2003, respectively.

Guarantees

The Company has the following guarantees at September 30, 2004:

(Dollars in millions)

Obligations of equity affiliates	$131
Residual value guarantees	90
Total	$221

Obligations of Equity Affiliates

Eastman has long-term commitments relating to joint ventures and guarantees of up to $131 million of the principal amount of the joint ventures’ third-party borrowings at September 30, 2004. The Company believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote. For more information concerning the joint ventures described above, see Note 5 in the notes to the audited consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at September 30, 2004 totaled approximately $90 million. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at September 30, 2004. These potential VIEs are joint ventures from which the Company purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

In conjunction with the sale of certain businesses and product lines in the CASPI segment as discussed below, the Company accepted a variable interest in the form of a $50 million note receivable. The Company has evaluated the material relationships with the purchasing entity and concluded the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the $50 million book value of the note receivable and unpaid interest, if any.

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

On December 7, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position (“FSP”) 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in 2003. In May 2004, the FASB issued FSP 106-2, providing final guidance on accounting for the Act. The Company has completed its evaluation of the impact of FSP 106-2. As the Company’s current healthcare plans are not considered to be actuarially equivalent to Medicare Part D, the Act had no effect on the Company’s financial condition, liquidity or results of operations.

18.	COMMITMENTS

In second quarter 2004 the Company classified assets as held for sale related to certain businesses and product lines and related assets in the CASPI segment that were divested on July 31, 2004. The Company recorded a deferred tax asset of $135 million for capital loss carryforwards resulting from the difference between the book basis and tax basis of certain subsidiaries that are a part of the sale. Based on current tax planning strategies and capital gains identified, the Company expects to utilize a portion of these loss carryforwards and recorded $8 million and $90 million of tax benefit in the third quarter and first nine months 2004, respectively. A valuation allowance was recorded for the amount of the deferred tax asset that is not expected to be realized outside of these tax planning strategies.

As described in Note 18 to the Company’s audited consolidated financial statements in the 2003 Annual Report on Form 10-K, the Company has significant net operating loss carryforwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carry forwards is greater or less than anticipated.

19.	DIVESTITURES

On July 31, 2004, the Company sold certain businesses and product lines and related assets within its CASPI segment for net proceeds of approximately $165 million, including a $50 million note receivable. The Company also retained approximately $40 million of accounts receivable related to these businesses and product lines. The final purchase price is subject to change based upon working capital adjustments and indebtedness targets . The Company will continue to produce certain products for the buyer under ongoing supply agreements with terms in excess of one year. In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties. Changes in estimates to these reserves will be reflected in future per iods.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	SUBSEQUENT EVENTS

On October 29, 2004, Eastman sold the stock of Ariel Research Corporation (“Ariel”), a wholly owned subsidiary and provider of chemical regulatory products and services. The divestiture is not expected to have a material impact on the Company’s results of ongoing operations,, financial position, or cash flow.

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

CRITICAL ACCOUNTING POLICIES

In preparing the unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to customer programs and incentives, doubtful accounts, impaired assets, environmental costs, pensions and other postemployment benefits, income taxes, and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies described below are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s unaudited consolidated financial statements.

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

The Company’s reserve for customer programs and incentives was $59 million and $45 million at September 30, 2004 and December 31, 2003, respectively, and was recorded as a reduction of trade receivables. If market conditions change, the Company could be forced to take actions to adjust customer incentive offerings to maintain market share and capacity utilization.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are based on the relative age of each individual receivable and management’s regular assessment of the credit risk of the Company’s customers. Additionally, management regularly reviews credit limits based on payment activity, financial condition and other customer related factors to determine whether or not to extend credit and what other limiting terms, such as prepayment requirements, will be levied on given customers. The Company adjusts the allowances based on a monthly evaluation of the aged receivables, and on a quarterly basis writes off those deemed uncollectible. These expectations have historically been relatively accurate with regar d to most of the Company’s customers. However, under certain circumstances, such as a customers’ bankruptcy, the Company will increase the allowance to reflect the collectability of the receivable.

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

The Company’s allowances were $15 million and $28 million at September 30, 2004 and December 31, 2003, respectively.

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

As the Company’s assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in recognition of a charge to earnings. The Company recorded asset impairments of $131 million during the first nine months 2004 and $497 million during the first nine months 2003. For more information, see Note 8 to the Company’s unaudited consolidated financial statements.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulati ons and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $25 million to the maximum of $44 million at September 30, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In accordance with SFAS No. 143 “Accounting for Asset Retirement Obligations,” the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to land fills, water treatment facilities, and ash ponds. When these types of assets are constructed, a reserve is established for the future environmental remediation anticipated to be associated with the closure of the site based on an expected life of the environmental assets. These future expenses are accreted into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to fifty years. If the Company changes its estimate of the asset retirement obligation costs or its es timate of the useful lives of these assets, the future expenses to be accreted into earnings could increase or decrease.

The Company’s reserve for environmental contingencies was $56 million and $61 million at September 30, 2004 and December 31, 2003, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives.

United States Pension and Other Postemployment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care cost trends. At the June 1, 2004 remeasurement date, for the other U.S. postemployment benefit plans, the Company assumed a discount rate of 6.50%; an expected return on assets of 9%; a rate of compensation increase of 3.75%; and an initial health care cost trend of 10%. The cost of providing plan benefit s also depends on demographic assumptions including retirements, mortality, turnover and plan participation.

The following table illustrates the sensitivity to a change in the expected return on assets and assumed discount rate for U.S. pension plans and other postretirement welfare plans:

Change in Assumption	Impact on 2004 Pre-tax U.S. Pension Expense	Impact on December 31, 2003 Projected Benefit Obligation for U.S. Pension Plans	Impact on September 30, 2004 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$48 Million	+$20 Million

25 basis point increase in discount rate	-$5 Million	-$46 Million	-$19 Million

25 basis point decrease in expected return on assets	+$2 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$2 Million	No Impact	N/A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other postemployment benefit obligations are established each December 31 or when events or circumstances indicate they should be evaluated more frequently. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equities markets. The assumed discount rate is based upon an index of high-quality, long-term corporate borrowing rates. If actual experience differs from these assumptions, the difference is recorded as an unrecognized gain (loss) and then amortized into earnings over a period of time, which may cause the cost of providing these benefits to increase or decrease. The charges applied to earnings in the first nine months of 2004 and 2003 due to the amortization of unrecognized actuarial losses for both pension and other postemployment benefit obligations were $33 million and $24 million, respectively.

The Company does not anticipate that a change in pension and other postemployment obligations caused by a change in the assumed discount rate will impact the cash contributions to be made to the pension plans during 2004. However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders’ equity, as of December 31, 2004 for the impact on the pension’s projected benefit obligation of the change in interest rates, if any. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement and attrition rates of employees, and other factors.

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

At December 31, 2003, the Company had net deferred tax assets totaling $580 million, after a valuation allowance of $175 million. Included in these amounts are deferred tax assets for tax loss carryforwards of $39 million, after a valuation allowance of $156 million. As described in Note 18 to the unaudited consolidated financial statements, the Company recorded a net deferred tax asset of approximately $8 million and $90 million in third quarter and first nine months 2004, respectively, to reflect the expected utilization of capital loss carryforwards that will result from the disposition of assets held for sale. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carryforwards is greater than or less than anticipated.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The key determinants of profitability for the Company include: pace of economic growth, particularly for manufacturing; fluctuations in raw material and energy costs, with those costs increasing substantially in late-2002 and remaining at historically high levels through the first nine months of 2004; and the ability to obtain sales price increases for the Company’s products necessary to preserve or expand margins. In addition, certain markets in which Eastman competes have been impacted by substantial capacity additions that led to lower capacity utilization levels and increased competition, limiting the Company’s ability to obtain sales price increases for some of its products.

In the third quarter and first nine months 2004, the Company’s sales volume increased primarily attributable to a strengthening economy, new applications of certain products and increased substitutions of PET polymers for other materials. Additionally, increased selling prices, particularly in the Performance Chemicals and Intermediates (“PCI”) and Polymers segments, were the result of continued efforts to offset historically high raw materials and energy costs. Operating earnings were positively impacted by a continued focus on more profitable businesses and product lines, particularly in the Company’s Eastman Division, ongoing labor and benefits cost reduction measures and process improvement technologies.

In the third quarter and first nine months 2004, operating earnings were $73 million and $129 million, respectively. Operating earnings for these periods were negatively impacted by asset impairments and restructuring charges of $42 million and $188 million, respectively, primarily related to the Eastman Division’s business segments, as well as historically high raw materials and energy costs and the costs of the Company’s employee separation programs. Additionally, in the same time periods, the Company recorded a tax benefit of approximately $8 million and $90 million, respectively, related to assets sold. For more information, see Notes 8 and 18 to the unaudited consolidated financial statements.

On July 31, 2004, the Company completed the sale of certain businesses and product lines and related assets within its Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment These businesses and product lines include acrylate ester monomers, composites (unsaturated polyester resins), inks and graphics arts raw materials, liquid resins, powder resins and textile chemicals. This was an important step in the Company’s continued efforts to improve profitability and cash flows through restructuring, divestiture and consolidations.

Other recent actions to improve profitability through the Company’s ongoing cost control initiatives and process efficiency improvements include: closure of eleven manufacturing plants; improvement of pricing processes and pricing strategies, particularly to recover historically high costs of raw materials and energy; reduction to employee headcount; breakthrough development of IntegRex™ technology which is expected to provide a cost-advantaged paraxylene to PET polymer integrated manufacturing process; and the implementation of new business strategies for the Developing Businesses (“DB”) Division that narrow the focus to more closely align to Eastman’s core capabilities.

The key determinants of operating cash flow have historically been operating earnings, seasonal changes in working capital, and the timing and extent of payments for employee benefits and incentive pay. Typically, the Company generates less operating cash flow in the first half of the year largely due to seasonal increases in working capital and the timing of payments for employee benefits and incentive pay. Over the remainder of the year, operating cash flow typically increases as the Company reduces working capital, particularly as accounts receivable decreases in the latter part of the year. However, with increased selling prices and continued strong volume, accounts receivable levels may be higher than historical norms.

For the first nine months 2004, the Company’s cash provided by operating activities increased $255 million compared to the first nine months 2003. This is primarily attributable to increased net earnings and reduced contributions to U.S. defined benefit pension plans, offset by increases in working capital.

The Company expects profitability and operating cash flows to continue to increase in 2004 compared to 2003 due to generally improved economic conditions, ongoing cost reduction measures and the impact of the completed restructuring, divestiture and consolidation activities in the CASPI segment. In addition, the Company expects raw material and energy costs to continue to increase in 2004 compared with 2003, and that the ability to obtain sales price increases will be a key driver of profitability.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2004	2003	Change

Sales	$1,649	$1,444	14%	3%	8%	1%	2%

The increase in sales revenue for the third quarter 2004 compared to the third quarter 2003 was primarily due to increased selling prices and increased sales volume, particularly in the Polymers and PCI segments, which had a positive impact on sales revenue of $120 million and $47 million, respectively. The volume and selling price increases were partially offset by sales and volume decreases related to the third quarter 2004 divestiture of certain businesses and product lines and related assets in the CASPI segment. Foreign exchange rates also had a positive impact on sales revenue of $24 million.

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2004	2003	Change

Sales	$4,922	$4,366	13%	6%	4%	1%	2%

The increase in sales revenue for the first nine months 2004 compared to the first nine months 2003 was primarily due to increased sales volume and increased selling prices, particularly in the Polymers, Fibers and PCI segments, which had a positive impact on sales revenue of $263 million and $165 million, respectively. In addition, favorable shifts in foreign currency exchange rates, particularly for the euro, positively impacted sales revenue by $107 million. The volume and selling price increases were partially offset by sales and volume decreases related to the third quarter 2004 divestiture of certain businesses and product lines and related assets in the CASPI segment.

	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Gross Profit	$257	$200	29%	$762	$625	22%
As a percentage of sales	16%	14%		15%	14%

Gross profit for the third quarter and first nine months 2004 increased compared to the second quarter and first nine months 2003 primarily due to increased sales volume, an increased focus on more profitable businesses and product lines and cost reduction measures that were more than offset by higher raw material and energy costs.

The Company expects that historically high raw material and energy costs for key raw materials including paraxylene, ethylene glycol, propane, natural gas, and coal will continue to negatively impact operating results, to the extent the Company is not able to offset this impact through selling price increases, increases in sales volume, or through various cost control measures.

Gross profit for the first nine months 2003 included an insurance settlement of approximately $14 million related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands, and Columbia, South Carolina facilities.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company continues to implement a variety of cost control measures including labor reductions, benefit plan changes and productivity improvements. As part of these efforts, in March 2004, the Company closed its Specialty Plastics (“SP”) segment manufacturing facility located in Hartlepool, United Kingdom. In May 2004, the Company completed a voluntary separation program for certain retirement-eligible employees in the United States. In June 2004, the Company amended certain post employment benefit plans and expects that these changes will result in a reduction to employee benefit expense of approximately $15 million for the remainder of 2004. On July 31, 2004, the Company completed the sale of certain businesses and product lines and related assets within the CASPI segment as part of its restructuring, divesting and consolidating activities. The Company continues to review its portfolio of businesses and product lines, which could result in further restructuring or consolidation.

	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Selling and General
Administrative Expenses	$107	$100	7%	$329	$308	7%
Research and Development
Expenses	35	44	(20) %	116	129	(10) %
	$142	$144	(1) %	$445	$437	2%
As a percentage of sales	9%	10%		9%	10%

Selling and general administrative expenses increased third quarter and first nine months 2004 compared to third quarter and first nine months 2003 primarily due to higher compensation and employee related costs, costs associated with restructuring and other efforts to improve profitability, and increases in growth related efforts. These costs were partially offset by the Company’s continuing cost control efforts and the elimination of expenditures related to divested businesses and product lines in the CASPI segment.

Research and development expenses for the third quarter and the first nine months 2004 decreased compared to the third quarter and the first nine months 2003 primarily due to the Company’s completed efforts to develop certain operational efficiencies and narrowed focus to align more closely to the Company’s core capabilities.

For 2004, the Company expects combined costs related to S&GA expenses and R&D expenses to be at or below 10 percent of sales.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net
During the third quarter 2004, the Company recognized pre-tax impairments and restructuring charges of $42 million, consisting of $28 million in non-cash impairment charges and $14 million severance and restructuring charges. For the first nine months 2004, pre-tax impairments and restructuring charges totaled $188 million, with non-cash impairment charges and cash severance and restructuring charges totaling $131 million and $57 million, respectively. The following table summarizes the 2004 and 2003 charges:

	Third Quarter		First Nine Months
(Dollars in millions)	2004	2003	2004	2003

Eastman Division segments:
CASPI segment:
Fixed asset impairments	$--	$235	$57	$235
Intangible asset impairments	--	175	6	175
Goodwill impairments	--	34	--	34
Severance costs	2	8	11	11
Site closure costs	2	--	5	--
Total - CASPI segment	4	452	79	455

PCI segment:
Fixed asset impairments	27	38	27	53
Severance costs	3	4	10	4
Total - PCI segment	30	42	37	57

SP segment:
Fixed asset impairments	1	--	41	--
Severance costs	2	1	10	1
Site closure costs	--	--	2
Total - SP segment	3	1	53	1

Total Eastman Division	37	495	169	513

Voridian Division segments:
Polymers segment
Severance costs	1	1	13	1
Total - Polymers segment	1	1	13	1

Total Voridian Division	1	1	13	1

Developing Businesses Division segment:
Developing Businesses segment
Severance costs	1	--	3	--
Restructuring charges	3	--	3	--
Total - Developing Businesses segment	4	--	6	--

Total Eastman Chemical Company	$42	$496	$188	$514

Total goodwill impairment	--	34	--	34
Total asset impairments and restructuring charges	42	462	188	480

Total Eastman Chemical Company	$42	$496	$188	$514

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2004

Asset Impairments and Restructuring Charges, Net

In the third quarter and first nine months 2004, the Company recorded asset impairments, site closure, and other restructuring charges of $33 million and $141 million, respectively. Further detail on these charges is provided below:

In the third quarter 2004, the company recognized asset impairments of approximately $28 million, primarily related to assets at the Company’s Batesville, Arkansas and Longview, Texas manufacturing facilities. These impairments primarily relate to certain fixed assets in the performance chemicals product lines in the PCI segment that management decided to rationalize due to increased foreign competition. Also in third quarter, the CASPI segment incurred approximately $2 million in site closure charges primarily related to the previously announced manufacturing plant closures while the “DB” segme nt incurred approximately $3 million in restructuring charges related to reorganization of Cendian, the Company’s logistics subsidiary.

In the second quarter 2004, the company recognized $62 million in asset impairment charges related to assets held for sale. The assets were part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. The charges reflect adjustment of the recorded values of these assets to the expected sales proceeds. Also in second quarter 2004, the Company recognized an additional $4 million of site closure costs related primarily to previously announced manufacturing plant closures. These charges had an impact of approximately $2 million each to the CASPI and “SP” segments.

In the first quarter 2004, the Company recognized a $40 million asset impairment charge related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactures products that are within the Company’s SP segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value as established by appraisal and available market data.

Severance Charges

In the third quarter 2004, the Company recognized approximately $9 million in severance charges related to ongoing cost reduction efforts, as well as separations stemming from the Company’s voluntary termination program announced in April, 2004. In the first nine months 2004, the Company recognized $47 million in severance charges as explained below:

•	the decision to close the Hartlepool manufacturing site as discussed above, resulting in severance charges of $5 million within the SP segment; and,
•	ongoing cost reduction efforts throughout the Company and costs related to the Company’s employee separation programs announced in April 2004, resulting in severance charges to the CASPI, PCI, SP, Polymers, and DB segments of $11 million, $10 million, $5 million, $13 million, and $3 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2003

Asset Impairments and Restructuring Charges

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairment charges of approximately $42 million for 2003.

CASPI Segment

In the third quarter 2003, the Company reorganized the operating structure within its CASPI segment and changed the segment’s business strategy in response to the financial performance of certain underlying product lines. Those product lines include: acrylate ester monomers; composites (unsaturated polyester resins); inks and graphic arts raw materials; liquid resins; powder resins; and textile chemicals. Prior to the third quarter, management was pursuing growth strategies aimed at significantly improving the financial performance of these product lines. However, due to the continued operating losses and deteriorating market conditions, management decided to pursue alternative strategies including restructuring, divestiture, and consolidation. This change affected both the manner in which certain assets are u sed and the financial outlook for these product lines, thus triggering the impairments and certain restructuring charges.

The third quarter fixed asset impairment charges of approximately $235 million primarily related to assets associated with the above mentioned product lines, and primarily impacted manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. (“Lawter”), McWhorter Technologies, Inc (“McWhorter”), and Chemicke Zavody Sokolov (“Sokolov”) acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

The third quarter intangible asset impairment charges related to definite-lived intangible assets of approximately $128 million and indefinite-lived intangibles of approximately $47 million. The definite-lived intangibles related primarily to developed technology and customer lists, and the indefinite-lived intangibles primarily related to trademarks. These intangible assets were primarily associated with the acquisitions of Lawter and McWhorter. As the undiscounted future cash flows could not support the carrying value of the definite-lived intangible assets, these assets were written down to fair value as established primarily by appraisal. Indefinite-lived intangible assets were written down to fair value as established by appraisal.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Polymers Segment

In the fourth quarter, an asset impairment charge of $1 million was recorded related to assets classified as held for sale at the Company’s Kirkby, United Kingdom site. The fair value of these assets was determined using the estimated proceeds from the sale less the cost to sell.

Severance Charges

In the first half of 2003, severance costs of $3 million were incurred within the CASPI segment related primarily to consolidation and restructuring activities and changes in previously accrued amounts. In the third quarter 2003, the Company recognized $14 million in restructuring charges related to the actual and probable involuntary separations of approximately 300 employees. These workforce reductions were the result of decisions made as part of the restructuring of the CASPI segment discussed above, the Company’s annual budgeting process, and site closure costs associated with the PCI segment. During the fourth quarter, severance charges were recorded in the CASPI and Fibers segment totaling $2 million and $1 million, respectively, due to the ongoing restructuring of the CASPI segment and the annual budget ing process discussed above.

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2003

Non-cash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5
Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at September 30,2004

Non-cash charges	$--	$131	$(131)	$--	$--
Severance costs	10	47	--	(23)	34
Site closure and restructuring costs	5	10	--	(6)	9
Total	$15	$188	$(131)	$(29)	$43

As of September 30, 2004, out of approximately 1,200 actual and probable employee separations that were identified and for which charges were recorded during 2003 and 2004, approximately 1,150 were completed. Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

The Company expects an additional severance charge of approximately $1 million related to the previously announced voluntary employee separation programs to be recognized in the fourth quarter of 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Gross interest costs	$31	$32		$95	$99
Less capitalized interest	1	1		3	3
Interest expense	30	31	(3)%	92	96	(4)%
Interest income	1	1		4	4
Interest expense, net	$29	$30	(3)%	$88	$92	(4)%

Lower gross interest costs for the third quarter 2004 compared to the third quarter 2003 reflected lower average borrowings that more than offset the impact of higher average interest rates. Due to these factors, net interest expense declined for the third quarter 2004.

For the first nine months 2004 compared to the first nine months 2003, gross interest costs decreased primarily due to a reduction in average long-term borrowing rates as a result of refinancing the January 2004 bond maturity.

For 2004, the Company expects net interest expense to decrease compared to 2003 due to lower expected gross interest costs as a result of lower average interest rates on borrowings and anticipated lower average borrowings.

Other Operating Income and Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2004	2003	2004	2003

Other operating income	$--	$--	$--	$(20)

Other income	$(7)	$(4)	$(19)	$(20)
Other charges	3	5	15	15
Other (income) charges, net	$(4)	$1	$(4)	$(5)

Other Operating Income

Included in the other operating income in the first nine months 2003 is a gain of approximately $20 million on the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the Company’s SP segment.

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

Other income for the third quarter and first nine months 2004 primarily reflected the Company’s equity investments, including Genencor International. Other charges for the third quarter and first nine months 2004 consist primarily of write downs to fair value of certain technology business ventures due to other than temporary declines in value, net losses attributable to foreign exchange transactions and fees on securitized receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other income for the third quarter and first nine months 2003 primarily included gains on sales of non-operating assets, royalty income, net gains on foreign currency transactions, net of hedging, primarily attributed to the strengthening of the euro, and results from the Company’s equity investments. Other charges for the third quarter and first nine months 2003 primarily reflected fees on securitized receivables and other miscellaneous items.

Provision for Income Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Provision (benefit) for income taxes	$10	$(135)	>100%	$(71)	$(110)	35%
Effective tax rate	21%	28%		>(100)%	28%

The effective tax rate for third quarter and first nine months 2004 was impacted by approximately $9 million and $90 million, respectively, of deferred tax benefits resulting from the expected utilization of capital loss carryforwards resulting from the sale of certain businesses and product lines and related assets in the CASPI segment. In addition, the effective tax rates were impacted by the treatment of asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions.

Excluding the above items, the company’s effective tax rate for third quarter and first nine months 2004 was 32 percent and 29 percent, respectively. These tax rates reflect the impact of foreign rate variances and extraterritorial income exclusion benefits on normal taxable earnings. The Company expects these benefits to continue for the remainder of 2004 resulting in an effective tax rate at or below 30 percent on normal taxable earnings.

As described in Note 18 in the notes to the audited consolidated financial statements contained in the Company's 2003 Annual Report on Form 10-K, the Company has significant net operating loss carry forwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carry forwards is greater or less than anticipated.

Cumulative Effect of Change in Accounting Principles, Net of Tax

	Third Quarter		First Nine Months
(Dollars in millions)	2004	2003	2004	2003

Cumulative effect of change in accounting principles, net	$--	$--	$--	$3

SFAS No. 143

Effective January 1, 2003, the Company’s method of accounting for environmental closure and post closure costs changed as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Upon the initial adoption of the provision, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. In accordance with SFAS No. 143, the Company recorded asset retirement obligations primarily related to closure and post closure environmental liabilities associated with certain property plant and equipment. T his resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million.

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

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks, adhesives and other markets. The CASPI segment's products consist of resins and specialty polymers, liquid vehicles, and additives. Specialty polymers and resins, such as hydrocarbon resins and rosins and rosin esters, are used in adhesives, ink and polymer compounding applications. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain coatings and inks formulations in liquid form for ease of application. Additives, such as cellulosic polymers, Texanol™ ester alcohol and chlorinated polyolefins, provide different properties or performance enhancements to the end product. Additional products are developed in response to, or in anticipation of, new applications where the Co mpany believes significant value can be achieved. On July 31, 2004, the Company completed the sale of certain businesses and product lines and related assets within the CASPI segment. The divested businesses and product lines include acrylate ester monomers, composites (unsaturated polyester resins), inks and graphics arts raw materials, liquid resins, powder resins and textile chemicals.

The PCI segment, comprised of the performance chemicals and intermediates product groups, manufactures a variety of intermediates chemicals based on oxo and acetyl chemistries. The Company is the largest marketer of acetic anhydride in the United States, a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products. PCI also manufactures the broadest range of oxo aldehyde derivatives products in the world as well as complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for fiber and food and beverage ingredients, which are typically used in market niche applications. Additionally, performance chemicals produces nonanoyloxy benzenesulfonate (“NOBS”) bleach activator for a key customer.

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

The Polymers segment manufactures and supplies PET polymers for use in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household and industrial products. PET polymers serve as source products for packaging a wide variety of products including carbonated soft drinks, water, beer and personal care items and food containers that are suitable for both conventional and microwave oven use. The breakthrough development of IntegRex™ technology is expected to provide a cost-advantaged paraxylene to PET integrated manufacturing process. The Polymers segment also manufactures low-density polyethylene and linear low-density polyethylene, which are used primarily in extrusion coating, film and molding applications.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; acetate flake for use by other acetate tow producers; and acetyl chemicals.

The DB segment includes new businesses and certain investments in non-traditional growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes Cendian Corporation (“Cendian”), a logistics provider for chemical companies; Ariel Research Corporation (“Ariel”), a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations; and Eastman’s gasification services. Recently, the Company announced the restructuring of Cendian and the divestiture of Ariel. These actions are a part of the division’s strategy of narrowing its focus to align more closely with the Company’s core capabilities.

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment. This realignment resulted in approximately $86 million in sales revenue and an operating loss of $45 million, of which approximately $42 million related to asset impairments recorded in the third quarter of 2003, being transferred from the PCI segment to the CASPI segment for 2003. The realignment also resulted in segment assets of $56 million being transferred from the PCI segment to the CASPI segment as of December 31, 2003. In addition, during the first quarter of 2004, the Company reclassified assets within the Voridian Division to reflect the current allocation of certain shared assets. These changes had no effect on the unaudited consolidated financial statements.

For additional information regarding the CASPI segment’s sales revenue, operating earnings, and asset impairments and restructuring charges related to restructured, divested, or consolidated businesses and product lines, refer to Exhibit 99.01 filed with this report. For Company and Eastman Division pro forma sales revenue excluding divested, consolidated and restructured CASPI product lines, see Exhibit 99.02 filed with this report.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

On July 31, 2004, the Company completed the sale of certain businesses and product lines and related assets within the CASPI segment. This sale includes portions of the resins and monomers and inks and graphic arts product groups. As a result, the Company has presented sales revenue, operating earnings, and asset impairments and restructuring charges for restructured, divested, and consolidated product lines and continuing product lines. For additional information, see Exhibits 99.01 and 99.02 filed with this report.

CASPI Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

Total external sales	$357	$421	(15)%	$1,272	$1,274	--%
Volume effect			(19)%			(4)%
Price effect			3%			1%
Product mix effect			(1)%			--
Exchange rate effect			2%			3%

Sales - restructured, divested, and consolidated product lines (1)	74	185	(61)%	441	549	(20)%
Sales - continuing product lines	283	236	20%	831	725	15%

Total operating earnings (loss)	38	(435)	> 100%	44	(419)	> 100%
Operating earnings (loss) - restructured, divested, and consolidated product lines (1) (2)	(2)	(464)	> 100%	(85)	(524)	84%
Operating earnings - continuing product lines	40	29	38%	129	104	24%

Total asset impairments and restructuring charges	4	452		79	455
Asset impairments and restructuring charges - restructured, divested, and consolidated product lines (1)	1	449		72	451
Asset impairments and restructuring charges - continuing product lines	3	3		7	4

(1) These businesses and product lines include acrylate ester monomers, composites (unsaturated polyester resins), inks and graphic arts raw materials, liquid resins, powder resins and textile chemicals divested on July 31, 2004 as well as other restructuring, divestiture and consolidation activities that the Company has completed related to these businesses and product lines.

(2) Includes allocated costs consistent with the Company’s historical practices, some of which remain and were reallocated to the remainder of the segment and other segments subsequent to restructure, consolidation and divestiture.

External sales revenue for third quarter 2004 declined compared to third quarter 2003 primarily due to the divestiture of certain businesses and product lines on July 31, 2004. Sales revenue for continuing product lines in the segment increased primarily due to increased sales volume and higher selling prices. The increase in sales volume for the continuing product lines was primarily the result of improved end-market demand resulting from strong economic growth, especially in North America.

For the first nine months 2004 compared to the first nine months 2003, external sales revenue was flat, primarily due to increased sales volumes and higher prices within continued businesses and product lines, being offset by the impact of the completed restructuring, divestiture and consolidation activities in the CASPI segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Third quarter and first nine months 2004 operating earnings for the CASPI segment increased over third quarter and first nine months 2003 due primarily to lower asset impairments and restructuring charges as well as continued focus on more profitable businesses and product lines, increased sales volume and higher selling prices in continuing product lines, and cost reduction efforts that more than offset higher raw material and energy costs.

Operating earnings for the third quarter and first nine months of 2004 were negatively impacted by restructuring charges totaling approximately $4 million and $79 million, respectively. Operating earnings for third quarter and first nine months 2003 were negatively impacted by restructuring charges totaling approximately $452 and $455 million, respectively. These charges are more fully described above and in Note 8 to the Company’s unaudited consolidated financial statements.

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairment charges of approximately $42 million for 2003.

PCI Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$371	$262	42%	$974	$844	15%
Volume effect			24%			7%
Price effect			18%			9%
Product mix effect			(1)%			(2)%
Exchange rate effect			1%			1%

Interdivisional sales	147	120	22%	428	360	19%

Operating earnings (loss)	(10)	(43)	77%	10	(34)	>100%

Asset impairments and
restructuring charges, net	30	42		37	57

External sales revenue for the third quarter and first nine months 2004 increased compared to the third quarter and first nine months 2003 due to increased selling prices, which had an impact of $47 million and $74 million for the third quarter and first nine months of 2004, respectively. For both the third quarter and first nine months, increased sales volume, due primarily to economic growth in North America, positively impacted sales revenue by $61 million and $60 million, respectively.

Interdivisional sales revenue for third quarter increased primarily due to higher selling prices implemented as a result of higher raw material and energy costs. The increase in interdivisional sales over the first nine months was due to both higher raw material and energy costs and increased volume.

Third quarter 2004 operating loss decreased $33 million compared to third quarter 2003 primarily due to increases in sales volume and price, lower asset impairment and restructuring charges and cost reduction efforts that were partially offset by higher raw material and energy costs. The Company recognized approximately $27 million in asset impairments and restructuring charges for performance chemicals assets at its Batesville, Arkansas and Longview, Texas manufacturing facilities, that management decided to rationalize due to increased foreign competition. The product lines associated with the impaired assets have not been significant to PCI segment revenues or earnings. The Company also recognized approximately $3 million related to the Company’s employee separation programs announced in April 2004.< /DIV>

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First nine months operating earnings also increased $44 million due primarily to higher selling prices and increased sales volumes as well as lower asset impairment and restructuring charges of $20 million.

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairment charges of approximately $42 million for 2003.

SP Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$164	$135	22%	$475	$417	14%
Volume effect			18%			10%
Price effect			(1)%			1%
Product mix effect			3%			--%
Exchange rate effect			2%			3%

Interdivisional sales	15	14	7%	40	40	--%

Operating earnings (loss)	18	12	50%	14	53	74%

Asset impairments and
restructuring charges, net	3	1		53	1

Other operating income	--	--		--	20

External sales revenue for the third quarter and first nine months of 2004 increased compared to the third quarter and first nine months of 2003 primarily due to increased sales volume resulting from strengthening economies and improved demand from new applications for existing products, including packaging, eyewear and housewares, which had a positive impact on sales revenue of $24 million and $42 million, respectively. Third quarter 2004 sales revenue was positively impacted by a favorable shift in product mix which had a positive impact of $4 million, primarily resulting from licensing technology. Favorable foreign currency exchange rates also contributed to increased sales revenue in the amount of $3 million and $12 million for the third quarter and first nine months of 2004, respectively.

Operating earnings for the third quarter 2004 increased compared with the third quarter 2003 primarily due to higher sales volume, an increased focus on more profitable businesses and product lines, licensing technology and cost reduction efforts that were partially offset by restructuring charges and higher raw material and energy costs. The restructuring charges include asset impairments of $1 million as well as $2 million related to the Company’s employee separation programs announced in April 2004.

Operating results for the first nine months 2004 decreased compared with the first nine months 2003 primarily due to asset impairments and restructuring charges of $53 million related to the closure of the Company’s Hartlepool, United Kingdom manufacturing facility in the first quarter of 2004 and the Company’s employee separation programs, and a $20 million gain on the sale of the Company’s high performance crystalline plastics assets in the first quarter of 2003. The decision to close the Hartlepool site was made in order to consolidate production at other sites and create a more integrated and efficient global manufacturing structure. Operating earnings were positively impacted by increased sales volume, an increased focus on more profitable businesses and product lines, favorable shifts in foreig n currency exchange rates and cost reduction efforts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VORIDIAN DIVISION

Polymers Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$542	$442	22%	$1,572	$1,306	20%
Volume effect			5%			10%
Price effect			14%			6%
Product mix effect			--%			--%
Exchange rate effect			2%			3%

Interdivisional sales	17	14	18%	50	54	(8)%

Operating earnings	3	2	50%	11	56	(80)%

Asset impairments and
restructuring charges, net	1	1		13	1

The increase in external sales revenue for the third quarter 2004 compared to third quarter 2003 was primarily due to increased sales volumes and selling prices, which had a positive impact of $23 and $65 million, respectively. The volume increases were mainly the result of continued strong end-market demand for PET polymers, particularly in North America, driven in part by increased substitution of PET polymers for other materials. External sales revenue for first nine months of 2004 increased as compared to first nine months 2003 primarily due to increased sales volumes and increased selling prices of $137 million and $85 million, respectively. Favorable foreign currency exchange rates also had a positive impact on sales revenue of $10 million and $43 million in the third quarter and first nine months 2004, respe ctively.

Operating earnings for the third quarter 2004 improved as higher selling prices and higher sales volume offset historically high raw material costs, particularly for paraxylene and ethylene glycol.

Operating earnings declined in the first nine months 2004 compared with the first nine months 2003 as higher sales volume, higher selling prices, cost reduction efforts, and favorable shifts in foreign currency exchange rates were more than offset by higher raw material and energy costs. Additionally, $13 million in restructuring charges were recorded in the first nine months 2004. Operating earnings for the first nine months 2003 were also positively impacted by an insurance settlement of approximately $14 million related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities.

For the remainder of 2004, the Polymers segment expects to intensify its focus on lowering costs and expects its PET polymers product line to continue to grow along with overall market demand growth. In addition, operating earnings will continue to be impacted by the Company’s ability to obtain selling price increases to offset higher raw material and energy costs.

The Company recently announced the breakthrough development of IntegRex™ technology, which is expected to provide a cost-advantaged paraxylene to PET polymer integrated manufacturing solution.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$184	$163	13%	$537	$475	13%
Volume effect			12%			13%
Price effect			(2)%			(2)%
Product mix effect			2%			--%
Exchange rate effect			1%			1%

Interdivisional sales	22	20	10%	66	60	10%

Operating earnings	44	34	29%	110	95	16%

The increase in external sales revenue for the third quarter 2004 compared to the third quarter 2003 was primarily due to increased sales volumes and favorable shifts in product mix, which had a positive impact on sales revenue of $19 million and $4 million, respectively. The favorable shift in product mix and the increase in sales volume were primarily attributable to acetyl chemicals and acetate tow in the Asia Pacific region. These increases were partially offset by lower selling prices, which had a negative impact on sales revenue of $3 million.

The increase in external sales revenue for the first nine months 2004 compared to the first nine months 2003 was primarily due to increased sales volume throughout the segment, which had a positive impact on sales revenue of $69 million. These increases were partially offset by lower selling prices, which had a negative impact on sales revenue of $13 million.

Operating earnings for the third quarter and first nine months 2004 increased compared to third quarter and first nine months 2003 primarily due to higher sales volume that more than offset higher raw material and energy costs.

For 2004, the Company expects operating earnings for the Fibers segment to exceed 2003 operating earnings primarily due to higher sales volume, particularly for acetate tow in Asia and acetyl chemicals

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment
	Third Quarter			First Nine Months
(Dollars in millions)	2004	2003	Change	2004	2003	Change

External sales	$31	$21	48%	$92	$50	84%

Interdivisional sales	106	104	2%	326	296	10%

Operating loss	(21)	(13)	(62)%	(60)	(52)	(15)%

Asset impairments and restructuring charges	4	--		6	--

The increase in external sales revenue for the third quarter and first nine months 2004 compared to the third quarter and first nine months 2003 was primarily due to implementation of customer contracts at Cendian, the Company’s logistics subsidiary. External sales revenue in the DB segment is expected to increase in 2004 compared to 2003. The increase in interdivisional sales revenue for the third quarter and first nine months 2004 compared to the third quarter and first nine months 2003 was primarily due to an increase in logistics services provided by Cendian to Eastman Division and Voridian Division.

Operating results for the segment for the third quarter and first nine months 2004 compared to the third quarter and first nine months 2003 were negatively impacted by restructuring charges as well as increases in R&D costs.

For the first nine months 2004, the operating results for DB segment have not been sufficient to achieve the previously communicated expectations, primarily due to the inability of Cendian to achieve sufficient margins to offset operating costs. As a result, Cendian will not be pursuing new customers or renewing contracts with existing customers. The Company is evaluating various options with Cendian which could lead to further restructuring, divestiture or consolidation of some of its activities. This includes the decision to reintegrate the company’s logistics function from Cendian, which is expected to be completed in early 2005. As this reintegration is completed, the associated interdivisional sales revenue will be eliminated.

On October 29, 2004, Eastman sold the stock of Ariel Research Corporation (“Ariel”), a wholly owned subsidiary and provider of chemical regulatory products and services. The divestiture is not expected to have a material impact on the Company’s results of ongoing operations,, financial position, or cash flow.

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Third Quarter
(Dollars in millions)	2004	2003	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$969	$832	17%	7%	10%	--%	--%
Europe, Middle East, and Africa	333	336	(1)%	(13)%	3%	2%	7%
Asia Pacific	192	157	23%	9%	5%	8%	1%
Latin America	155	119	30%	14%	15%	1%	--%
	$1,649	$1,444

Sales revenue in the United States and Canada increased for the third quarter 2004 compared to the third quarter 2003 primarily due to increased selling prices across most segments, especially for the Polymers segment. The increases in selling prices had a positive impact on sales revenue of $85 million. Sales revenue also increased for the third quarter 2004 compared to third quarter 2003 due to higher sales volumes across most segments, especially for the Polymers segment. The increases in sales volumes had a positive impact of $61 million.

Sales revenue in Europe, Middle East and Africa remained flat for the third quarter 2004 compared to third quarter 2003 primarily due to lower sales volumes resulting from the sale of certain businesses and product lines in the CASPI segment. The decrease in sales volumes had a negative impact on sales revenue of $44 million. This decrease was offset by favorable foreign currency exchange rates, increased selling prices, and a favorable shift in product mix, which had a positive impact on sales revenue of $23 million, $9 million, and $10 million, respectively.

Sales revenue in Asia Pacific increased for the third quarter 2004 compared to third quarter 2003 due to increased sales volumes, particularly for acetate tow, a favorable shift in product mix, and increased selling prices, which had a positive impact on sales revenue of $14 million, $12 million, and $8 million, respectively.

Sales revenue in Latin America increased for the third quarter 2004 compared to third quarter 2003 due to increased selling prices and increased sales volume, particularly for PET polymers, which had a positive impact on sales revenue of $18 million and $17 million, respectively.

	First Nine Months
(Dollars in millions)	2004	2003	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,784	$2,505	11%	7%	5%	(1)%	--%
Europe, Middle East, and Africa	1,137	1,033	10%	--%	--%	--%	10%
Asia Pacific	562	478	18%	7%	4%	6%	1%
Latin America	439	350	25%	18%	5%	1%	1%
	$4,922	$4,366

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in the United States and Canada increased for the first nine months 2004 compared to the first nine months 2003 primarily due to increased sales volume, particularly across polymers and fibers segments, especially for PET polymers and acetic anhydride. The increases in sales volume had a positive impact on sales revenue of $165 million. Additionally, higher selling prices, particularly in the Polymers segment, had a positive impact on sales revenue of $134 million. These increases were partially offset by an unfavorable shift in product mix that had a negative impact on sales revenue of $20 million.

Sales revenue in Europe, Middle East and Africa increased for the first nine months 2004 compared to the first nine months 2003 due to favorable foreign currency exchange rates, particularly for the euro that had a positive impact on sales revenue of $98 million.

Sales revenue in Asia Pacific increased for the first nine months 2004 compared to first nine months 2003 primarily due to increased sales volume, particularly for copolyesters and acetate tow, a favorable shift in product mix, and increased selling prices, which had a positive impact on sales revenue of $33 million, $28 million, and $17 million, respectively.

Sales revenue in Latin America increased for the first six months 2004 compared to first six months 2003 primarily due to increased sales volume, particularly for PET polymers, and increased selling prices, which had a positive impact on sales revenue of $64 million and $17 million, respectively.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

	First Nine Months
(Dollars in millions)	2004	2003

Net cash provided by (used in)
Operating activities	$301	$46
Investing activities	(77)	(126)
Financing activities	(603)	56
Net change in cash and cash equivalents	$(379)	$(24)

Cash and cash equivalents at end of period	$179	$53

Cash Flows

Cash provided by operating activities of $301 million in the first nine months 2004 increased $255 million compared to the first nine months 2003. In the first nine months of 2004 and 2003, the Company made $3 million and $238 million in contributions to its U.S. defined benefit pension plans, respectively. Increased earnings in 2004 were largely offset by increases in working capital, primarily accounts receivable.

Cash used in investing activities of $77 million in the first nine months 2004 decreased $49 million compared to the first nine months 2003. In the first nine months 2004, the Company completed the sale of certain businesses and product lines in its coatings, adhesives, specialty polymers and inks (CASPI) segment, resulting in net proceeds of $115 million. In 2003, the Company sold its high-performance crystalline plastics assets for $28 million. The Company used an additional $12 million for additions to properties and equipment in the first nine months 2004. The Company received a return of a deposit of approximately $15 million in 2003.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in financing activities in the first nine months 2004 reflects the January 2004 repayment of $500 million of 6 3/8% notes and a decrease in commercial paper and credit facility borrowings of $50 million. The payment of dividends is reflected in all periods.

In 2004, priorities for use of available cash from operations are to pay the dividend, reduce outstanding borrowings and fund targeted growth initiatives including small acquisitions and other ventures.

Liquidity

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of September 30, 2004 and December 31, 2003. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in April 2009, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At September 30, 2004, the Company’s commercial paper and revolving credit facility borrowings were $146 million at an effective interest rate of 2.35%. At December 31, 2003, the Company's commercial paper borrowings were $196 million at an effective interest rate of 1.85%.

As of September 30, 2004, the Company has effective shelf registration statements filed with the Securities and Exchange Commission to issue a combined $1.1 billion of debt or equity securities.

On January 15, 2004, the Company repaid at maturity $500 million of notes bearing interest at 6 3/8% per annum. These notes were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. These notes were repaid with cash generated from business activities, new long-term borrowings and available short-term borrowing capacity.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization and other factors described under "Forward-Looking Statements and Risk Factors" below. Furthermore, the Company believes maintaining a financial profile consistent with an investment grade company is important to its long term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $171 million and $159 million for the nine months 2004 and 2003, respectively. The Company continues its emphasis on cash flow management and, for 2004, expects that capital spending and other directed investments for small acquisitions and other ventures will increase compared to 2003, but be no more than depreciation and amortization.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Commitments

At September 30, 2004, the Company’s obligations related to notes and debentures totaled approximately $1.9 billion to be paid over a period of 25 years. Other borrowings, related primarily to commercial paper and credit facility borrowings, totaled approximately $146 million.

The Company had various purchase obligations at September 30, 2004 totaling approximately $2.0 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable and month-to-month operating leases totaling approximately $182 million over a period of several years. Of the total lease commitments, approximately 22% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 51% relate to real property, including office space, storage facilities and land; and approximately 27% relate to railcars.

In addition, the Company had other liabilities at September 30, 2004 totaling approximately $1.2 billion related to pension, retiree medical, and other postemployment obligations.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Commercial Paper and Credit Facility Borrowings	Purchase Obligations (a)	Operating Leases	Other Liabilities (b)	Total

Remaining in 2004	$1	$--	$72	$11	$11	$95
2005	1	--	278	39	131	449
2006	16	--	273	33	171	493
2007	--	--	270	23	141	434
2008	250	--	165	13	96	524
2009 and beyond	1,653	146	930	63	693	3,485
Total	$1,921	$146	$1,988	$182	$1,243	$5,480

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

The Company also had outstanding guarantees at September 30, 2004. Additional information related to these guarantees is provided in Note 16 to the Company’s unaudited consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at September 30, 2004 totaled $90 million and consisted primarily of leases for railcars and other equipment.

The Company has long-term commitments relating to joint ventures as described in Note 16 to the Company’s unaudited consolidated financial statements. These joint ventures allow the Company to gain access to markets the Company otherwise would not be able to gain access to. The guarantees related to the joint ventures provide borrowing capability in excess of what the joint venture would have access to based on its own resources. The Company guarantees up to $131 million of the principal amount of the joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote. For more information concerning the joint ventures described above, see Note 5 in the notes to the audited consolidated financial statements contained in the Company’s 2003 Annual Report on Form 10-K.

As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at September 30, 2004 and December 31, 2003. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at September 30, 2004. These potential VIEs are joint ventures from which the Company purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

In conjunction with the sale of certain businesses and product lines in the CASPI segment, the Company accepted a variable interest in the form of a $50 million note receivable. The Company has evaluated the material relationships with the purchasing entity and concluded the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the $50 million book value of the note receivable and unpaid interest, if any.

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

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during the first nine months of 2004 and 2003. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under this authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. See Item 2(c).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Dividends

The Company declared cash dividends of $0.44 per share in the third quarters 2004 and 2003 and $1.32 per share in the first nine months 2004 and 2003.

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 7, 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). The Act introduced a prescription drug benefit under Medicare (Medicare Part D) and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. As permitted by FASB Staff Position 106-1, the Company elected to defer recognizing the effects of the Act on the accounting for its retirement health care plans in Fiscal 2003. In May of 2004, the FASB issued Staff Position 106-2, providing final guidance on accounting for the Act. The Company has completed its evaluation of the impact of FSP 106-2. As the Company’s current healthcare plans are not considered to be actuarially equivalent to Medicare Par t D, the Act has no effect on the Company’s financial position, results of operations, or cash flows.

OUTLOOK

For 2004, the Company expects:

•	that historically high raw material and energy costs will continue and the Company will continue to implement price increases to offset these costs;

•	that pension and other postemployment benefit expenses will be similar to 2003 as higher pension expenses have been offset by the impact of the amendment of certain postemployment benefit plans;

•	to make minimal contribution to the Company’s U.S. defined benefit pension plans;

•	net interest expense to decrease compared to 2003 due to lower expected average borrowings;

•	that depreciation and amortization expense will decrease by approximately $45 million compared to 2003;

•	cash flow from operating activities to increase compared to 2003 and that priorities for use of available cash will be to pay the quarterly cash dividend, reduce outstanding borrowings, and fund targeted growth initiatives such as small acquisitions and other ventures;

•	capital expenditures to increase compared to 2003, but to continue to be no more than depreciation and amortization;

•	the effective tax rate to be at or below 30%, and certain tax benefits from favorable foreign rate variances and the extraterritorial income exclusion to continue;

•	combined costs related to selling and general administrative expenses and research and development expenses to be below 10% of sales revenue;

•	cost reduction and productivity improvement efforts will positively impact results;

•	the PCI segment to continue to identify and implement projects to reduce costs and improve the results of underperforming product lines, which could result in further restructuring or consolidation.

•	continued emphasis in the SP segment on more profitable product lines, higher selling prices and cost reduction efforts will continue to positively impact earnings;

•	the Polymers segment will intensify its focus on lowering costs and expects that its PET polymers product line will continue to grow along with overall market demand growth;

•	operating earnings for the Fibers segment to exceed 2003 operating earnings primarily due to higher sales volume, particularly for acetate tow in Asia and acetyl chemicals; and

•	to narrow the focus of the DB segment to align more closely to the Company’s core capabilities, possibly leading to further restructuring, divestiture or consolidation of some of its activities.

Due to the above factors and expected continued strong sales volume and improving economic conditions, the Company expects fourth quarter 2004 net earnings to be between $0.42 and $0.63 per share, excluding any asset impairments and restructuring charges and other operating income.

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

See “Forward-Looking Statements and Risk Factors” below.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial condi tions; expectations, strategies, and plans for individual products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit rating; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rate.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the Company's ac tual results to differ materially from those in any such forward-looking statements:

•	The Company has deferred tax assets related to capital and operating losses. The Company establishes valuation allowances to reduce these deferred tax assets to an amount that is more likely than not to be realized. The Company’s ability to utilize these deferred tax assets depends on projected future operating results, the reversal of existing temporary differences and the availability of tax planning strategies. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	The Company has made strategic investments in technology, services businesses, and other ventures in order to build certain Eastman capabilities. There can be no assurance that such investments will achieve their objectives or that they will be beneficial to the Company's results of operations.

•	The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.

•	The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

•	In addition to cost reduction initiatives, the Company is striving to improve margins on its products through price increases, where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material and energy costs, or have a negative impact on demand and volume. There can be no assurances that any price increases will be realized or will be realized within the Company’s anticipated timeframe.

•	The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which the Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

•	While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors.

•	The Company's competitive position in the markets in which it participates is, in part, subject to external factors. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

•	The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers.

•	Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations could have a material adverse affect on sales revenue, expenses and results of operations and financial condition.

•	The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future. The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations and testing requir ements could result in higher or lower costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	The Company accesses the capital and credit markets on a regular basis. Access to these markets and the cost of capital is dependent in part upon the Company's credit rating received from independent credit rating agencies. An adverse change in the Company's credit rating could affect the renewal of existing credit facilities or the Company's ability to obtain access to new credit facilities or other debt financing in the future, could adversely affect the terms under which the Company can borrow, and could increase the cost of new borrowings, other debt, or capital.

•	The Company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2004.

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Only two of these lawsuits have not been resolved via settlement. One of those cases was dismissed for want of prosecution.  In the other case, an intermediate appellate court affirmed in 2004 a trial court ruling that the case could not proceed as a class action. That decision has been appealed and the issue will be decided by the state’s highest court. In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution and civil penalties on behalf of consumers of sorbates in those respective states. Two of those six cases have been settled; defense motions to dismiss were granted in two other cases and those dismissals are now final. The dismissal of a third has been appealed by the state.  A defense motion to dismiss another state case was denied in September 2004. The defendants will seek reconsideration of that denial and may also appeal the September ruling. Seven other states have advised the Company that they intend to bring similar actions against the Company and others. A settlement with those seven states has tentatively been reached.

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

ITEM 2. RECENT SALES OF UNREGISTERED EQUITY SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) During the third quarter 2004, the Company sold an aggregate of 74,503 shares of its common stock upon exercise of employee stock options at the average exercise price of $31.89 per share. The exercise price was paid either by cash or by surrender of previously issued shares of Company common stock having a fair market value equal to the aggregate exercise price of the options exercised. Such options had previously been granted to management employees under the Omnibus Long-Term Compensation Plan. The Company issued the shares purchased by management employees in the option exercises in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933. The Company did not sell any other equity securities during the quarterly period ended September 30, 2004 in transactions not registere d under the Securities Act of 1933.

ITEM 6. EXHIBITS

(a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 61.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: November 5, 2004	By:	/s/ Richard A. Lorraine

Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit		Sequential
Number	Description	Page Number

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

4.09	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

Exhibit		Sequential
Number	Description	Page Number

4.10	Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

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

4.13	Form of 3 1/4% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.14	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01	Form of Award Notice of Nonqualified Stock Option Granted to Executive Officers Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan	63-65

10.02	Form of Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan 2005 - 2007 Performance Period Effective January 1, 2005	66-75

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	76

31.01	Rule 13a - 14(a) Certification	77
	by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2004

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2004	78

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2004	79

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2004	80

99.01	CASPI segment detail of sales revenue, operating earnings (loss) and asset impairments and restructuring charges	81

99.02	Eastman Chemical Company detail of sales revenue and Eastman Division detail of sales revenue	82

