Form 10-K
period 2004-12-31
EASTMAN CHEMICAL CO
filed 2005-03-15
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

____________________________________________________________________________________________
PAGE 1 OF 132 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 128

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	[X]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value (based upon the closing price on the New York Stock Exchange on June 30, 2004) of the 79,062,996 shares of common equity held by nonaffiliates as of December 31, 2004 was approximately $3,655,082,305 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude common stock that may be deemed beneficially owned as of December 31, 2004 by the directors and executive officers and Eastman Chemical Company’s (“Eastman” or the “Company”) charitable foundation, some of whom might not be held to be affiliates upon judicial determination. At December 31, 2004, 79,336,711 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2005 Annual Meeting of Stockholders (the "2005 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 12 and 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends, and other expected financial conditions; expectations, strategies, and plans for individual assets and products, businesses, segments, and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

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

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	4
	Executive Officers of the Company	25

2.	Properties	26

3.	Legal Proceedings	27

4.	Submission of Matters to a Vote of Security Holders	28

PART II

5.	Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

6.	Selected Financial Data	31

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

7A.	Quantitative and Qualitative Disclosures About Market Risk	72

8.	Financial Statements and Supplementary Data	73

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	121

9A.	Controls and Procedures	121

9B.	Other Information	121

PART III

10.	Directors and Executive Officers of the Registrant	122

11.	Executive Compensation	122

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123

13.	Certain Relationships and Related Transactions	124

14.	Principal Accounting Fees and Services	124

PART IV

15.	Exhibits and Financial Statement Schedules	125

SIGNATURES

Signatures	126

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

Eastman is the largest producer of polyethylene terephthalate ("PET") polymers for packaging based on capacity share and is a leading supplier of raw materials for coatings, adhesives, specialty plastic products and other formulated products, and of cellulose acetate fibers. Eastman has 17 manufacturing sites in 10 countries that supply chemicals, fibers, and plastics products to customers throughout the world.  Eastman is leveraging its heritage of innovation and strength in polyester, acetyl, and organic chemistry technologies to drive growth and meet increasing demand in four select markets:  building and construction, packaging, health, and electronics.  In 2004, the Company had sales revenue of $6.6 billion, operating earnings of $175 million, and net earnings of $170 million. Included in 2004 results were asset impairments and restructuring charges and other operating income of $206 million and $7 million, respectively. Earnings were $2.18 per diluted share in 2004.

The Company’s products and operations are managed and reported in six operating segments. Effective January 1, 2002, the Company implemented a divisional structure that aligned the businesses into two divisions; Eastman and Voridian. On January 1, 2003, the Company realigned the divisional structure to add the Developing Businesses Division, and reclassified its sales, operating earnings, and assets from Eastman Division. Eastman Division consists of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment, the Performance Chemicals and Intermediates (“PCI”) segment and the Specialty Plastics (“SP”) segment. Voridian Division contains the Polymers segment and the Fibers segment. Developing Businesses Division contains the Developing Businesses (“DB”) segment to better align the Company resources with its strategy. Segments are determined by the customer markets in which we sell our products. On July 31, 2004, the Company completed the sale of certain businesses, product lines, and related assets within the CASPI segment. See Note 20 to the Company’s consolidated financial statements for certain financial information related to the Company’s operating segments.

EASTMAN DIVISION

Business and Industry Overview

Operating in a variety of markets with varying growth prospects and competitive factors, the segments in Eastman Division manufacture a diverse portfolio of commodity and specialty chemicals and plastics that are used in a wide range of consumer and industrial markets. Eastman Division has 13 manufacturing sites in 8 countries. Eastman Division is comprised of the following segments: CASPI, PCI, and SP, which are more fully discussed below.

The CASPI segment generally competes in the markets for raw materials for paints and coatings, inks, adhesives, and other formulated products. Growth in these markets in North America and Europe typically approximates economic growth in general, due to the wide variety of end uses for these applications and dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing. However, higher growth sub-markets exist within North America and Europe, driven primarily by increasing governmental regulation. For example, industry participants are promoting coatings and adhesives products and technologies designed to be protective of the environment by reducing air emissions. Growth in Asia and Latin America is substantially higher, driven primarily by the requirements of industrializing economies.

The PCI segment competes in diverse markets for its performance chemicals and intermediates chemicals offerings. Performance chemicals products are specifically developed based on product performance criteria. The focus in these markets is on specific opportunities for value-added products and market size. Growth opportunities and other industry characteristics are a function of the level and extent to which a producer chooses to participate in niche opportunities driven by these customer specifications. For PCI intermediates products, the end-use markets are varied, from durables to food products to pharmaceuticals and, although opportunities for differentiation on service and product offerings exist, these products compete primarily on price.

The SP segment competes in the market for plastics that meet specific performance criteria, typically determined on an application-by-application basis. Specialty plastics product development is dependent upon a manufacturer’s ability to design products that achieve specific performance characteristics determined by the customer, while doing so either more effectively or more efficiently than alternative materials such as polycarbonate and acrylic. Increases in market share are gained through the development of new applications, substitution of plastic for other materials, and particularly, displacement by plastic resins in existing applications. The SP segment produces specialty copolyesters, plastic sheeting, cellulose esters, and cellulose plastics. The Company estimates that the market growth for copolyesters, which has historically been high due to the relatively small market size, will continue to be higher than general economic growth due to displacement opportunities. Eastman believes that the cellulosic plastics markets will be flat or, at best, equal to the rate of growth of the economy in general.

Strategy

The Company’s objectives for Eastman Division are to improve gross margins and exploit growth opportunities in core businesses.

•	Improve Gross Margins

Eastman Division continues to work to maximize the value of core businesses by improving gross margins through:

➢	Enhancing pricing processes and pricing strategies, and implementing pricing systems to improve the responsiveness to increases in operating costs and other factors impacting gross margins;

➢	Focusing on more profitable products and business lines to maximize earnings potential of product mix;

➢
Completing cost reduction programs, including a Six Sigma* quality improvement program aimed at reducing costs, improving customer satisfaction, and improving efficiency through reduction of variations and defects;

➢
Implementing information technology solutions to maximize the Company’s enterprise resource planning system used in product planning and other manufacturing processes to reduce safety stock, improve responsiveness to demand forecasting, and increase manufacturing efficiency; and

➢	Maintaining high utilization of manufacturing assets, particularly for intermediates and specialty polymers, and pursuing debottlenecking and other opportunities to expand capacities.

Related to the above activities, the Company continues to evaluate its portfolio of products and businesses in Eastman Division, which could result in further restructuring, divestiture, or consolidation, particularly in the PCI segment.

*Six Sigma is a trademark of Motorola, Inc.

• Exploit Growth Opportunities in Core Businesses

➢	Develop New Specialty Products and Expand into New Markets
The Company believes that it is a market leader based on sales in a number of Eastman Division’s product lines, and is focused on growth through continued innovation and displacement of competitive products with offerings that provide greater functionality or better value. This includes development of new products for existing applications and expansion into new applications with existing products.

➢	Leverage Opportunities Created by the Broad Product Line
Eastman Division is able to offer a broad array of complementary products that customers would otherwise need to obtain from multiple manufacturers. Our diverse portfolio and integrated manufacturing assets allow Eastman Division to further benefit from advancements and developments with respect to one product line by applying them to other product lines. For example, efficiency is created through the operation of large plants that produce numerous products related to different segments. This allows a customer to place an order for multiple products, which may be produced by different segments, and have them delivered from the same location, reducing costs and order time.

➢	Pursue Opportunities for Business Development and Global Diversification
Eastman Division currently has in place and continues to pursue opportunities for joint ventures, equity investments and other alliances.  These strategic initiatives are expected to diversify and strengthen businesses by providing access to new markets and high-growth areas as well as providing an efficient means of ensuring that Eastman is involved in technological innovation in or related to the chemicals industry. The Company is committed to pursuing these initiatives in order to capitalize on new business concepts that differentiate it from other chemical manufacturers and that will provide incremental growth beyond that which is inherent in the chemicals industry and at lower capital investment requirements. For example, in 2003, Eastman entered into a joint venture with Qilu Eastman Specialty Chemical Ltd., located in Zibo City, China to construct a plant that became operational November 2004. The plant has started production of Texanol™ ester alcohol coalescing aid for the paint market within the CASPI segment and TXIB™ plasticizer for the glove and flooring markets within the PCI segment.

CASPI SEGMENT

•	Overview

Through the CASPI segment, Eastman Division manufactures raw materials, liquid vehicles, additives, and specialty polymers, all of which are integral to the production of paints and coatings, inks, adhesives, and other formulated products. The CASPI segment focuses on producing raw materials rather than finished products in order to develop long-term, strategic relationships and achieve preferred supplier status with its customers.

On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment. The divested businesses and product lines were acrylate ester monomers, composites (unsaturated polyester resins), inks and graphic arts raw materials, liquid resins, powder resins, and textile chemicals.

In 2004, the continuing product lines within the CASPI segment had sales revenue of approximately 18% of Eastman’s total sales and 30% of Eastman Division’s total sales. All product lines had sales revenue of approximately $1.6 billion, representing 24% of Eastman’s total sales and 37% of Eastman Division’s total sales.

•	Products

The CASPI segment's products consist of:

➢	Coatings Additives and Solvents
The additives product lines consist of: cellulosic polymers, which enhance the aesthetic appeal and improve the performance and metallic flake orientation of industrial and automotive original equipment and refinish coatings and inks; Texanol™ ester alcohol, which improves film formation and durability in architectural latex paints; and chlorinated polyolefins, which promotes the adherence of paints and coatings to plastic substrates. Solvents, which consist of ester, ketone, glycol ether and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application. Environmental regulations that impose limits on the emission of hazardous air pollutants continue to impact coatings formulations requiring compliant coatings raw materials. Eastman’s coatings additives and solvents are used primarily in compliant coatings, such as waterborne (latex) and high solids coatings, and additional products are under development to meet the growing demand for paints that are protective of the environment. Coatings, additives and solvents comprised 40% of the CASPI segment’s total sales and 57% of the CASPI segment’s total sales from continuing product lines for 2004.

➢	Adhesives Raw Materials
The adhesives product line consists of hydrocarbon resins, rosins resins, resin dispersions, and polymer raw materials. These products are sold to adhesive formulators and tape and label manufacturers for use as raw materials in hot melt and pressure sensitive adhesives and as binders in nonwoven products (such as disposable diapers, feminine products, and pre-saturated wipes). Eastman has a leadership position in hydrogenated gum rosins used in adhesive and chewing gum applications. Eastman offers the broadest product portfolio of raw materials for the adhesives industry, ranking as the second largest global tackifier supplier. Adhesives comprised 30% of the CASPI segment’s total sales and 43% of the CASPI segment’s total sales from continuing product lines for 2004.

Prior to their divestiture on July 31, 2004, the CASPI segment included the following: composites (unsaturated polyester resins), certain acrylic monomers, inks and graphic arts raw materials, liquid resins, powder resins, and textile chemicals. These product lines comprised 30% of the CASPI segment’s total sales for 2004.

•	Strategy

A key element of the CASPI segment growth strategy is the continued development of innovative product offerings, building on proprietary technologies in high-growth markets and regions that meet customers’ evolving needs and improve the quality and performance of customers’ end products. Eastman Division believes that its ability to leverage its broad product line and research and development capabilities across this segment make it uniquely capable of offering a broad array of solutions for new and emerging markets.

The CASPI segment is focused on the expansion of the coatings and inks additives and solvents product offerings into other high-growth areas. These include market areas with growth due to specific market trends and product developments, such as high solids and water-based coatings and inks, as well as growth in geographic areas due to the level and timing of industrial development. The Company's global manufacturing presence and new joint venture operation for Texanol™ ester alcohol in Zibo City, China, position it to take advantage of areas of high industrial growth.

The CASPI segment is focused on the expansion of the adhesives raw materials product offerings into other high-growth areas. Additionally, within this group of product lines, the CASPI segment has an ongoing program to realize significant savings through focused cost reduction initiatives, outsourcing, and other projects that leverage best manufacturing practices, infrastructure, and business processes. As part of the CASPI segment’s efforts to improve profitability, it completed the restructuring of certain production assets in North America, which should positively contribute to operating results in 2005. Additionally, the segment should continue to realize growth in Asia through its joint venture operation in Nanjing, China.

In the future, the Company intends to continue to leverage its resources to strengthen its CASPI innovation pipeline through improved market connect and the expanded use of proprietary products and technologies. Although CASPI sales and application development is often specialized by end-use market, developments in technology may be successfully shared across multiple end uses and markets.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base in the CASPI segment is broad and diverse. This segment has more than 1,500 customers around the world and 80% of its sales revenue in 2004 was attributable to approximately 205 customers. CASPI focuses on establishing long-term, customer service oriented relationships with its strategic customers in order to become their preferred supplier. CASPI anticipates significant growth potential in its ability to leverage these relationships to provide sales opportunities in previously underserved markets, as well as expand the scope of its value-added services. However, from time to time, customers decide to develop products internally or diversify their sources of supply that had been provided by Eastman. Growth in North American and European markets typically coincide with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing.

•	Competition

Competition within the CASPI segment markets varies widely depending on the specific product or product group. Because of the depth and breadth of its product offerings, Eastman does not believe that any one of its competitors presently offers all of the products that it manufactures within the CASPI segment. However, many of the Company’s competitors within portions of its CASPI segment are substantially larger companies, such as Dow Chemical Company (“Dow”), BASF Corporation (“BASF”), and Exxon Mobil Corporation, which have greater financial and other resources than those of Eastman. Additionally, within each market in this segment, the Company competes with other smaller, regionally focused companies that may have advantages based on location, local market knowledge, manufacturing strength in a specific product, or other factors. At any time, any one or more of these competitors could develop additional products that compete with, or that may make obsolete, some of Eastman’s current product offerings.

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

The Company’s PCI segment manufactures diversified products that are used in a variety of markets and industrial and consumer applications, including chemicals for agricultural intermediates, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding, and chemical manufacturing intermediates. The PCI segment also offers custom manufacturing services through its custom synthesis business. The Company believes it has one of the industry’s broadest product offerings, ranging from custom manufacturing to high volume manufacturing of complex organic molecules for customers. In 2004, the PCI segment had sales revenue of $1.9 billion, which represented 20% of Eastman’s total sales and 46% of Eastman Division's total sales. PCI segment sales for 2004 included $583 million of interdivisional sales.

Because a portion of the PCI segment's sales are derived from higher margin, highly specialized products with niche applications, success in the PCI segment will require the Company to continue to innovate and develop new products and find new applications for its existing products. PCI intends to target high-growth specialty products, such as additives for food, personal care, and pharmaceuticals, where it believes the highest returns can be generated. PCI is also concentrating its efforts on new uses for existing products, such as sucrose acetate isobutyrate and specialty anhydrides. Some of Eastman Division's other products in this segment are more substitutable and price sensitive in nature, requiring the Company to operate on a lower cost basis while maintaining high quality products and customer service.

•	Products

The PCI segment offers over 150 products to customers, many of whom are major producers in a broad range of markets. The following is a summary of key products:

➢	Intermediates Chemicals
Eastman manufactures a variety of intermediates chemicals based on oxo and acetyl chemistries. Intermediates comprised approximately 81% of the PCI segment’s revenue for 2004. Approximately 77% of the revenue for intermediate chemicals are generated in North America. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. The Company is the largest marketer of acetic anhydride in the United States, a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products. Eastman manufactures one of the broadest ranges of oxo aldehyde derivatives products in the world. The PCI segment’s other intermediate products include plasticizers, glycols, and polymer intermediates. Many of the products in this portion of the PCI segment are priced based on supply and demand of substitute and competing products. In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base. Intermediates chemicals sales revenue is approximately 18% acetyl based, 26% oxo based, and 56% other intermediates chemicals in 2004.

➢	Performance Chemicals
Eastman manufactures complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for fiber and food and beverage ingredients, which are typically used in market niche applications. The Company also engages in custom manufacturing of complex organic chemicals where business is developed on a customer-by-customer basis after significant consultation and analysis. These niche and custom manufacturing products are typically priced based on the amount of value added rather than supply and demand factors. Performance chemicals produces nonanoyloxybenzenesulfonate bleach activator for a key customer. Performance chemicals comprised 19% of the PCI segment’s total sales for 2004.

•	Strategy

The PCI segment focuses on continuing to develop and access markets with high-growth potential for the Company’s performance chemicals, while maintaining its competitive advantage as a low-cost, high quality, and customer service oriented supplier of products to other chemicals customers. The Company engages in customer focused research and development initiatives in order to develop new products and find additional applications for existing products, both in response to, and in anticipation of, customer needs. The Company believes that this strategy will enable it to remain a leader in application-specific, higher margin PCI products. In the future, the Company expects to continue to capitalize on applications such as these in the personal care, food and beverage, and pharmaceutical segments, and intends to seek to create additional opportunities to apply its products in new and innovative ways.

In order to build on and maintain its status as a low cost producer, Eastman continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings. The Company's highly integrated and world-scale manufacturing facilities position it to achieve its strategic goals. For example, the Kingsport, Tennessee manufacturing facilities allow the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. Similarly, at the Longview, Texas facility, the PCI segment utilizes local ethane and propane supplies along with Eastman's proprietary oxo-technology in the world’s largest single-site, oxo aldehyde manufacturing facility to produce a wide range of alcohols, esters, and other derivatives products. These integrated facilities, combined with large scale production processes and continuous focus on additional process improvements, allow the PCI segment to remain cost competitive with, and for some products cost-advantaged over, its competitors. A recent example of Eastman’s continuous pursuit of cost and productivity improvement is the successful debottlenecking of olefin production operations at the Longview site. Additional volume resulting from this effort allows the PCI segment to take advantage of the olefins stream’s positioning within what is now viewed as the early stages of an olefins cyclical upturn.

The Company continues to evaluate the various businesses and product lines of the PCI segment, which could result in restructuring, divestiture, or consolidation to improve profitability.

•	Customers and Markets

Because of the niche applications of the PCI segment’s performance chemical products, each individual product offering is tailored to specific end uses. Intermediates chemicals are generally more readily substitutable, and have a more identifiable potential customer base. In order to obtain a better understanding of its customers’ requirements, which in turn allows it to focus on developing application-specific products, the Company focuses on establishing long-term relationships with its customers. During 2004, the PCI segment, specifically in the area of intermediates chemicals, developed long-term relationships that are expected to better position the business over the entirety of the olefins cycle. Additionally, the PCI segment is engaged in continual effort directed toward optimizing product and customer mix. Approximately 80% of the PCI segment’s sales revenue in 2004 was to 65 out of approximately 1,300 customers worldwide.

The PCI segment’s products are used in a variety of markets and end uses, including agrochemical, automotive, beverages, catalysts, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles, and industrials. The markets for products with market-based pricing in the PCI segment are cyclical. This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. Demand, in turn, is based on general economic conditions, raw material and energy prices, consumer demand and other factors beyond the Company’s control. Eastman may be unable to increase or maintain its level of PCI sales in periods of economic stagnation or downturn, and future PCI results of operations may fluctuate from period to period due to these economic conditions. The Company believes many of these markets are in the early stages of an olefin cyclical upturn. Cyclicality is expected to remain a significant factor in the PCI segment, particularly in the near term, as existing capacity becomes absorbed and utilization rates increase from current levels. The Company believes that, as excess capacity is absorbed, it will be in a strong position to take advantage of the improved market conditions that accompany this cyclical upturn.

•	Competition

For the majority of the PCI segment's intermediates chemicals, there historically have been significant barriers to entry, primarily due to the fact that the relevant technology has been held by a small number of companies. As this technology has become more readily available, competition from multinational chemical manufacturers has intensified. Eastman competes with these and other producers primarily based on price, as products are interchangeable, and, to a lesser extent, based on technology, marketing, and other resources. Eastman’s major competitors for this part of the segment include large multinational companies such as Dow, Celanese AG, BASF, and Exxon Mobil Corporation. While some of the Company’s competitors within the PCI segment have greater financial resources than Eastman, which may better enable them to compete on price, the Company believes it maintains a strong position due to a combination of its scale of operations, breadth of product line, level of integration, and technology leadership.

For performance chemicals and other niche applications, there are typically few equivalent products, as the products and their applications are very specialized. For this reason, producers compete with others only to the extent they attempt to manufacture similar or enhanced products that share performance characteristics. Barriers to entry in this market have typically been technology; cost due to raw material, integration, size or capacity issues; and customer service. On a general level, Eastman’s primary competitors for performance chemicals are multinational specialty chemical manufacturers such as Ciba Specialty Chemicals Holding Inc., Clariant International Ltd., and Lonza Group Ltd. Recently, an increasing number of producers, primarily from China and India, have been entering the market primarily on price, benefiting from low-cost labor, less stringent home country environmental regulations, and government support. These producers may later focus on improving their product quality and customer service. Although the entry of new competitors is impacting the pricing of existing products, Eastman believes it currently maintains a competitive advantage over these competitors due to the combination of its research and development applications, low-cost manufacturing base due to vertical integration, long-term customer relations, and related customer service focus, as well as the fact that these competitors are frequently unable to produce products of consistently high quality.

SP SEGMENT

•	Overview

The SP segment produces highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, personal care and cosmetics, performance films, tape and labels, fibers/nonwovens, photographic and optical film, graphic arts and general packaging. In 2004, the SP segment had sales revenue of $695 million, which represented approximately 10% of Eastman’s total sales and 17% of Eastman Division’s total sales.

Specialty copolyester products within the SP segment, including modified specialty copolyesters such as Eastar™ and Spectar™, have higher than industry average growth rates. Eastman’s specialty copolyesters, which generally are based on Eastman's market leading supply of cyclohexane dimethanol modified polymers, typically fill a market position between polycarbonates and acrylics. While polycarbonates traditionally have had some superior performance characteristics, acrylics have been less expensive. Specialty copolyesters combine superior performance with competitive pricing and are taking market share from both polycarbonates and acrylics based on their relative performance and pricing.

The SP segment also includes cellulosic plastics, which has historically been a steady business with strong operating margins for the Company, and includes what Eastman believes is a market leading position in North American cellulose esters for tape and film products and cellulose plastics for molding applications.

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
Engineering and specialty polymers accounted for approximately 45% of the SP segment’s 2004 sales revenue. Engineering and specialty polymers include a broad line of polyesters, copolyesters, alloys, and cellulosic plastics that are sold to a diverse and highly fragmented customer base in numerous market segments on a global basis. Approximately 50% of the revenues from engineering and specialty polymers are generated in North America. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. Engineering and specialty polymers products are sold into three sectors: durable goods (components used in appliances and to a lesser degree, automobiles); medical goods (disposable medical devices, healthcare equipment and instruments, and pharmaceutical packaging); and personal care and consumer goods (housewares, cosmetics, eyewear, tools, toys, and a variety of other uses). Engineering and specialty polymers sales revenue is approximately 55% to personal care and consumer goods markets, approximately 25% to durable goods markets, and approximately 20% to medical goods markets.

Engineering and specialty polymers products are heavily specification-driven. The Company works with original equipment manufacturing companies to enable product designers to design polymers for a specified use in a specified product. Although the average life cycle of many of these products is shrinking over time, the Company works to identify uses for the polymers in products that will have multi-year lives. In working with original equipment manufacturing companies on new consumer product designs, new polymer products are often developed for use in a particular type of end-use product. Eastman uses ten different trademarks to identify its SP segment products.

➢	Specialty Film and Sheet
Approximately 30% of the SP segment’s 2004 revenue resulted from sales of specialty film and sheet products. The key end-use markets for specialty film and sheet are packaging, in-store fixtures and displays, and building and construction. The SP segment’s specialty film and sheet annual sales revenue is approximately 60% to packaging, 35% to displays, and 5% to building and construction.

Direct customers are film and sheet producers, but extensive marketing activities target customers in end-use markets. The Company is a major supplier of resins to the specialty film and sheet markets, but with less than 10% of the global specialty film and sheet end-use markets, substantial growth opportunities exist for Eastman. The growth strategy is to penetrate new market segments or geographies and offer a substitute for other materials by providing an improved or lower cost solution or design flexibility that enhances the growth potential of the Company’s customers.

Specialty film and sheet is sold in the packaging end-use markets including medical and electronic component trays, shrink label films, and multilayer films. Copolyester use in these markets is relatively mature with the exception of shrink label films. Competitive materials in these end-use markets are typically PET polymers, polyvinyl chloride (“PVC”) and polystyrene. Eastman’s primary brands for these markets are Eastar™ and Embrace™ copolyesters.

In the display market, Spectar™ copolyester is marketed primarily for point of purchase displays including indoor sign and store fixtures. Eastar™ copolyester is marketed into the graphics market. Copolyester use in these end-use markets is expected to grow above market rates. Competitive materials in these end-use markets are polymethylmethacrylate (“PMMA”) and polycarbonate.

The building and construction end-use market is a new focus for specialty film and sheet beginning with Kelvx™ resin for the sign market. The Company plans to seek a number of new opportunities within this end-use market. The use of copolyester in these markets is expected to grow significantly above market rates. Competitive materials for building and construction uses are typically PMMA and polycarbonate.

➢	Packaging, Film and Fiber
Packaging, film and fiber products, which represented approximately 25% of the SP segment’s 2004 revenue, include a range of specialty polymer products for markets such as photographic, optical film, fibers/nonwovens, and tapes/labels uses. Customers are typically manufacturers of film and fiber products, employing a range of processing technologies, including film and sheet melt extrusion, solvent casting, and fiber extrusion. These films and fibers products are further converted to produce value-added products, such as photographic film, adhesive tape, or nonwoven articles, which are sold as branded items. Products include cellulose esters, copolyesters, specialty polyesters and concentrates/additives. Packaging, film and fiber sales consist of 70% photographic and optical film, 15% tapes and labels, and 15% packaging, industrial film and nonwovens. Currently, North America comprises 90% of sales revenue for packaging, film and fiber. Competition is primarily from other producers of copolyesters and cellulose esters.

The Company competes in market niches requiring polymers with combinations of clarity, toughness, and chemical resistance.

•	Strategy

The SP segment is focused on innovation and marketing and, within the past three years, has commercialized over 20 new products. Eastman Division believes that the continued differentiation of its current offerings and introduction of new products will provide access to previously underserved markets, such as its introduction of polymers with higher heat resistance and products designed to be protective of the environment. Additionally, the SP segment develops product enhancements in order to respond to specific market needs, and expects this to result in increased market penetration for existing products. The SP model of innovation leverages a unique and growing portfolio of cellulosics and specialty copolyesters, such as CadenceTM, a copolyester for calendaring for film applications, EastarTM and Durastar™ copolyesters for cosmetic and household applications, and Kelvx™ resin for higher temperature sheet applications. This product portfolio is focused on substitution for other materials, such as polycarbonate, acrylonitrile butadiene styrene (“ABS”), acrylic, or PVC, in applications that require clarity, toughness, and chemical resistance.

The Company expects to continue to pursue profitable alliances with strategic customers to engage in branding in order to increase name recognition, to offer one of the industry’s widest varieties of products and to maintain its focus on high-growth markets, all with the intent of maximizing the return from its recognized brand position in its SP products.

The SP segment continues to leverage the advantages of being an integrated polyester manufacturer, and will continue to pursue opportunities within the Company’s integrated polyester stream.

•	Customers and Markets

The customer base in the SP segment is broad and diverse, consisting of over 700 companies worldwide in a variety of industries. Approximately 80% of the SP segment’s 2004 revenue was attributable to approximately 65 customers. The SP segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles. By doing so, it is better able to understand its customers’ needs as those customers develop new products, and more effectively bring new solutions to market. Additionally, the SP segment builds additional brand loyalty.

•	Competition

Competition for Eastman Division’s products in the SP segment varies as a function of where the products are in their life cycle. For example, the SP segment's products in the introduction phase of the life cycle compete mainly on the basis of performance. As products begin to advance in the life cycle, and substitute products come into existence, the basis of competition begins to shift, taking into account factors such as price, customer service, and brand loyalty. At maturity, where one or more competitors may have equivalent products in the market, competition is based primarily on price. Many large, well-recognized manufacturers produce substitute products of different materials, some of which may offer better performance characteristics than those of the Company, and others of which may be offered at a lower price.

Eastman Division has a full array of products moving across the SP segment’s life cycle as described above. For example, two commonly used plastics materials in the heavy gauge sheet market are acrylic and polycarbonate. In general, acrylics are lower in cost, but polycarbonates provide higher performance. Eastman’s products capture portions of both markets. Customers of the SP segment can select from products that offer improved performance over acrylics at a slightly higher cost, or products that are lower cost than polycarbonates while still possessing excellent performance properties. In this way, the SP segment is able to meet the industry need for low-cost, high performance plastics materials and maintain a significant advantage over its competitors. With regard to engineering and specialty polymers products, the Company competes in market areas requiring polymers with combinations of clarity, toughness, and chemical resistance. Eastman’s primary competitors for engineering and specialty polymers are companies such as Bayer AG, Dow, GE Plastics, and others, including polycarbonate, acrylic and clear ABS producers in regions outside North America. Specialty film and sheet competitors also include polymer companies, such as: GE Plastics; Bayer AG; Dow; Cyro; Ineos; Autoglas; SK Chemical Industries (“SK”); Selenis, Industrias de Polimeros, S. A. (Selenis); Polyone; and OxyVinyls, which sell PETG, polycarbonate, acrylic, and/or polyvinyl chloride resins. Competition for packaging, film and fiber products is primarily from other producers of polyester and producers of cellulose ester polymers such as Acetati SpA and Daicel Chemical Industries, Ltd.  Competition with other polymers such as acrylic, PVC, polystyrene, polypropylene, and polycarbonate is also significant in several markets and applications.  Channels to customers include corporate accounts, direct sales, e-commerce, and distributors.

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

Eastman Division believes it has competitive advantages in copolyester and cellulose ester plastics. However, new competitors have begun selling copolyester products in the past few years. These new competitors cannot yet produce the wide variety of specialty copolyesters offered by Eastman Division or offer the same level of technical assistance. Additionally, Eastman Division is committed to increasing the utilization of current capacity and maintaining its cost advantages obtained from its scale of operations and manufacturing experience. To this end, during 2004 Eastman closed its copolyester manufacturing facility in Hartlepool, England and consolidated production at other sites to create a more integrated and efficient global manufacturing structure. Also during the year Eastman sold its Eastar™ Bio copolyester business and technology platform to Novamont S.p.A. There can be no assurance, however, that the SP segment will be able to maintain this competitive advantage and if it is unable to do so, its results of operations could be adversely affected.

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

Research and Development

Eastman Division devotes significant resources to its research and development programs, which are primarily targeted towards three objectives:

•	improving existing products and processes to lower costs, improving product quality, and reducing potential environmental impact;

•	developing new products and processes; and

•	developing new product lines and markets through applications research.

Eastman Division’s research and development program comes from a long tradition of innovation in the overall Eastman culture that dates back well over 75 years. Eastman Division research and development activities are closely aligned with the overall Eastman business strategy. The goal of greener, smarter, and low cost is evidenced by the introduction in 2004 of targeted new products, smarter customer solutions, and innovative new applications for established products into new markets.

VORIDIAN DIVISION

Business and Industry Overview

The Voridian Division consists of the Polymers segment and the Fibers segment. The Polymers segment contains two principal product lines, PET polymers and polyethylene (“PE”). The PET polymers product line is large, global in scope and has the largest capacity share of all competitors in the polyesters for packaging industry. The PE product line is primarily North American in scope and has a relatively small market share. The Fibers segment is made up of acetate tow, acetate yarn, and acetyl chemical products. Voridian is one of the two largest worldwide producers of acetate tow and acetate yarn. Globally positioned to serve its growing markets, Voridian has eight manufacturing plants in six countries, as well as access to PET polymers production through two contract manufacturing arrangements in Asia that are currently inactive.

PET polymers for the packaging industry are clear, lightweight plastics used in applications such as beverage containers, edible oil and other food containers, film and sheet. Packages made from PET polymers are characterized by their light weight, high strength, durability, clarity, low cost, safety, and recyclability. PE products consist of low density polyethylene (“LDPE”) and linear low density polyethylene (“LLDPE”) and are used in extrusion coating, film, and molding applications.

Both the PET polymers and PE product lines compete to a large degree on price. Both can also be characterized as capital intensive. Success in each depends largely on attaining low cost through technology innovation, manufacturing scale, capacity utilization, access to reliable and inexpensive utilities, energy and raw materials, and efficient manufacturing processes.

The acetate tow market, which Voridian believes is over $2 billion annually, grew at a rate of approximately 2% annually from 1999 to 2003 and between 8% and 9% from 2003 to 2004. The current increase in demand is attributed primarily to:

•	a decline in the use of polypropylene tow in China and its replacement by acetate tow;

•	requirements in the European Union, Brazil, and China to reduce tar deliveries in cigarettes, resulting in cigarette filter manufacturers producing longer cigarette filters; and

•	an increase in production of filtered cigarettes worldwide.

Voridian estimates that the market for acetate yarn was approximately $330 million in 2004.  The demand for acetate yarn has declined by approximately 25% since 1999 due to the impact of 'business casual' fashions and the substitution by polyester yarn in some applications.  This decrease in demand has led to associated decreases in pricing and profitability throughout the market.  However, the overall market demand has stabilized for the past two years.

Due to the announced exit from the acetate yarn business by a major competitor, worldwide acetate yarn production capacity is expected to decline below current product demand levels during 2005.  While the overall market demand for acetate yarn must decline due to the reduction in production capacity below current demand levels, it is expected that the remaining industry production capacity will be fully utilized, resulting in improved industry profitability.

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

Voridian is a global leader in market share in two of its major product markets and expects to leverage its product knowledge, experience, and scale to further reduce production costs and increase output. As a highly integrated major PET polymers producer and one of only a few integrated acetate fiber producers, Voridian intends to develop further efficiencies to enhance its cost position.

•	Superior Process Technology

Voridian has a demonstrated expertise in developing and implementing improved process technologies. Through efficient use of research and development, Voridian intends to continue that trend and to develop increasingly efficient technologies with the goal of lowering manufacturing costs and improving operating margins. In September, 2004 the Company announced a breakthrough technology for the manufacture of PET resin. The IntegRex technology redefines the paraxylene (“PX”) to PET manufacturing process, allowing Voridian to meet future market demand with the most advanced technology.

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

Voridian’s product quality and innovation make it a recognized industry leader in the markets in which it participates. Through the efficient use of research and development, Voridian will continue to develop and commercialize new products and processes where customer needs and consumer preference offer improved returns or increased market share.

POLYMERS SEGMENT

•	Overview

In 2004, the Polymers segment had revenues of $2.3 billion, which represented 33% of the Company’s total sales and 73% of Voridian’s total sales. The segment consists of two principal product lines, PET polymers and PE.

PET polymers production is vertically integrated back to the raw material paraxylene for a substantial majority of its capacity. Voridian’s PET polymers for packaging product line is the world’s largest based on capacity share; is the most global based on manufacturing sites; and is the broadest based on formula diversity. PET polymers for packaging are used in a wide variety of products including carbonated soft drinks, water, juice, personal care items, household cleaners, beer and food containers that are suitable for both conventional and microwave oven use. Voridian has PET polymers manufacturing sites in the United States, Mexico, Argentina, Great Britain, Spain, and the Netherlands. In addition, Voridian has access to PET polymers production through contract manufacturing arrangements at two sites in Asia. Voridian competes primarily in North America, Latin America, and Europe. The PE product lines are manufactured entirely in the United States and have a relatively small market share.

•	Products

➢	PET Polymers
PET polymers are used in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial packaging applications. PET polymers offer fast and easy processing, superb clarity, excellent colorability and color consistency, durability and strength, impact and chemical resistance, and high heat stability. PET accounted for 80% of the revenue in the Polymers segment.

➢	PE
The Polymers segment also offers a PE product line manufactured in the United States including LDPE and LLDPE. The LLDPE products are produced using the Company’s proprietary Energx™ manufacturing technology for gas-phase polyethylene production. Voridian PE products are used primarily for extrusion coating, film, and molding applications. The LDPE and LLDPE product lines accounted for approximately 20% of the Polymers segment’s sales revenue in 2004.

•	Strategy

➢	Growth
Voridian intends to capitalize on the growth in the PET polymers industry with timely and efficient capacity additions including debottlenecking existing production processes, asset expansions, new assets, contract-manufacturing arrangements, and manufacturing alliances. This growth strategy will rely on continuous process technology improvements from the efficient use of research and development.

Capitalizing on the Company’s new IntegRex technology, the Polymers segment has announced a new 350-thousand-metric-ton expansion at its PET polymers site in Columbia, South Carolina. Timed to come on line in conjunction with the need for additional capacity in the NAFTA region, the new facility is expected to be fully operational in the fourth quarter of 2006 and at full capacity in time for the peak 2007 demand season.

➢	Innovation
Where driven by improved returns or increased market share, Voridian expects to continue to provide customers with innovative new products and incremental improvements in existing products. Voridian currently maintains the industry’s broadest product offering for PET polymers including: Voridian Aqua™ polymer for the water bottle market, Heatwave™ polymer for hotfill markets, Versatray™ polymer for the dual ovenable tray market, Elegante™ polymer for the cosmetics and personal care markets, Vitiva™ polymer for ultraviolet (“UV”) light sensitive applications, and Voridian™ polymers for a wide range of markets including carbonated soft drink and other food and beverage packaging applications.

•	Customers and Markets

The largest 70 customers within the Polymers segment accounted for more than 80% of the segment’s total sales revenue in 2004. These customers are primarily PET polymer container suppliers to large volume beverage markets such as carbonated soft drinks, water, and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids, and household products. In 2004, the worldwide market for PET polymers, including containers, film and sheet, was approximately 11 million metric tons. Demand for PET polymers has grown briskly over the past several years, driven by its popularity as a substitute for glass and aluminum. PET polymers have already made significant inroads in soft drink and water bottles, and producers are currently targeting markets such as hot-fill and barrier containers for beer, soups, and sauces. Industry analysts report that PET polymers consumption grew worldwide from 1.0 million metric tons in 1989 to approximately 11 million metric tons in 2004, a compound annual growth rate of 15%. Global demand for PET polymers is expected to grow approximately 10% annually over the next several years.

In the LDPE product line, Voridian is a significant producer of materials used in extrusion coating applications and is one of only two North American producers of acrylate copolymers. In LLDPE market, Voridian employs its proprietary Energx™ technology to produce products that compete in higher strength film and packaging markets.

•	Competition

Major competitors for the Polymers segment include DAK Americas, Equipolymers, Far Eastern Textiles Ltd, Invista, M&G, Nan Ya Plastics Company, Reliance Industries, and Wellman.

➢	PET polymers
The strong growth in demand for PET polymers, coupled with ease of access to conventional manufacturing technology, has resulted in the presence of over 100 significant resin producers in this market in 2004, up from fewer than 20 in 1995. Voridian comes closest to being a fully global competitor with manufacturing sites in North America, Latin America and Western Europe, as well as the aforementioned contract manufacturing arrangements in Asia. The level of competition, however, varies by region. Competition is primarily on the basis of price with product performance, quality, service, and reliability being requirements for participation.

Industry pricing is strongly affected by raw material costs and capacity utilization. PET polymers global supply has exceeded demand since 1997 as a result of capacity being introduced into the market at a rate exceeding that of demand growth. While the demand for PET polymers continues to increase steadily, excess capacity, primarily in Asia, remains. Though other regions may approach balanced supply and demand in coming years, the excess Asian capacity is likely to negatively impact PET polymers pricing worldwide.

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

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers, which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers. Voridian is one of the world’s two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began producing the product in the early 1950’s. Voridian is also one of the world’s two largest producers of acetate yarn. In 2004, the Fibers segment had sales revenue of approximately $819 million, which represented 11% of the Company’s total sales and 27% of Voridian’s total sales.

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

Voridian’s high-quality products, technical expertise, and superior customer service in the Fibers segment are its key competitive strengths. Voridian’s industry knowledge and knowledge of its Fibers segment customers’ processes allow it to assist its customers in maximizing their processing efficiencies, promoting repeat sales, and mutually beneficial, long-term customer relationships. Voridian’s scale, strong customer base, long-standing customer relationships, and expert technical service contribute to its market-leading position. Voridian’s goal is to build on these strengths to improve its strategic position.

•	Products

Voridian’s main products in the Fibers segment are acetate tow, acetate yarn, and acetyl chemical products.

➢	Acetate Tow
Voridian manufactures acetate tow according to customer specifications for use in the manufacturing of cigarette filters.

➢	Acetate Yarn
Voridian is a market leader offering over 50 types of acetate yarn. Chromspun™ and Estron™ acetate yarns are used in apparel, home furnishings, and industrial applications. Voridian acetate yarn products have characteristics that allow for highly efficient mill processability. From a retail customer’s perspective, garments containing Estron™ and Chromspun™ yarns have a silky feel, rich color, supple drape, breathability, and comfort. Chromspun™ acetate yarn is available in more than 80 colors. Effective January 1, 2005, the Company increased the minimum order quantity for Chromspun™ specialty colors to improve gross margins for this product line.

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

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 190 companies, primarily those involved in the production of cigarettes and in the textiles industry. The largest 20 customers within the Fibers segment, multinational as well as regional cigarette producers and textile industry fabric manufacturers, accounted for greater than 80% of the segment’s total sales revenue in 2004.

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

Competition in the fibers industry is based primarily on product quality, technical and customer service, reliability, long-term customer relationships, and price. Competitors in the fibers market include one global supplier in the acetate tow and acetate yarn markets, and several regional competitors in each market.

In late 2004, a major competitor announced its intention to cease production of acetate filament yarn by mid-2005. Assuming this occurs as announced, Voridian would then become the world leader in acetate yarn production and the only producer in North America. The yarn market is expected to tighten significantly as this competitor exits from the acetate yarn market. Voridian management believes it is well positioned to benefit from the current supply/demand conditions due to its scale of operations and level of integration.

In the acetate tow market, a major competitor has joint venture capacity in China and has announced construction of additional capacity through joint ventures with the government-owned China National Tobacco Corporation. Increased local production in China may diminish access to this market by Voridian and other competitors over time.  However, current global capacity utilization rates are expected to remain very high with industry structure changes expected from a recent announcement by a competitor to close certain North American production facilities.

VORIDIAN DIVISION GENERAL INFORMATION

Sales, Marketing and Distribution

Voridian primarily markets its products through direct sales channels; however, it employs contract representatives and resellers where beneficial. As part of its commitment to customer and technical service which leads to increased repeat sales, Voridian periodically provides audits of customers’ processes, as well as process training to some of its customers' employees. Voridian is committed to maintaining its high level of customer service by remaining current with customer needs, market trends, and performance requirements.

Through the use of e-business platforms that improve connectivity and reduce costs, Voridian offers its customers an internet option, www.voridian.com, for placing and tracking orders and generating reports. Voridian also provides integrated direct capabilities to customers, allowing enhanced collaborative planning to improve supply chain efficiencies.

Intellectual Property and Trademarks

The Company believes that significant advantages can be obtained through the continued focus on branding its products and, for this reason, protects its Voridian Division-related intellectual property through a combination of patents that expire at various times, trademarks, licenses, copyrights, and trade secrets. The Company expects to expand its portfolio of technologies licensed to other companies in the future. To date, the Company has selectively licensed a fairly extensive portfolio of patented Voridian polyester, intermediates, and polyethylene technologies. The Company has formed an alliance to license PTA technology, which it has branded as EPTA Technology, with Lurgi Oel Gas Chemie, an EPC firm headquartered in Germany and to SK, a PET and PTA producer headquartered in South Korea. Energx™ polyethylene technology has been licensed to Chevron-Phillips Chemical Company, headquartered in the United States, Hanwha Chemical, headquartered in South Korea, and BP Amoco (“BP”), headquartered in the United Kingdom. BP is also licensed to market and sub-license the technology to other gas-phase LLDPE producers. Additionally, the Company has formed an alliance with W.R. Grace/Davison Catalysts to further exploit Energx™ globally. Voridian Division’s intellectual property portfolio is an important asset. However, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Voridian Division cannot assure that it will be able to adequately protect all of its intellectual property assets.

Research and Development

➢	Polymers Segment
Voridian directs its research and development programs for the Polymers segment toward five key objectives:

•	Lowering manufacturing costs through process technology innovations and process improvement efforts;

•	Developing new products and services in PET polymers through applications research and customer feedback;

•	Developing new products and processes that are compatible with Voridian’s commitment to producing products that are protective of the environment;

•	Enhancing product quality by improvement in manufacturing technology and processes; and

•	Marketing, licensing and delivering PET polymers, EPTA™, and polyethylene product and production technologies.

Voridian’s research and development efforts in the Polymers segment have resulted in significant improvements in manufacturing process efficiencies and are continuing to yield sustainable competitive advantage. Those efforts have also resulted in new products that have met with wide acceptance in the marketplace. In the PET polymers business, Voridian has introduced twenty-one new products since the beginning of 2000 including: two Voridian Aqua™ polymer formulas for the water market; two Elegante™ polymer formulas for the personal care/cosmetics market; Heatwave™ polymer for hot-fill beverage applications that require UV protection; VersaTray™ polymer for food packaging and cooking, suitable for both conventional and microwave oven use; new resins for the refillable carbonated soft drink market in Latin America; new resins for bulk water in Latin America; and new enhanced reheat resins for the European and Asian markets.

In 2004, over two years of significant, concentrated research and development efforts resulted in the announcement of IntegRex technology, a breakthrough innovation in the integrated manufacturing of PX to PET resin specifically designed for packaging applications. A team comprised of company experts in areas ranging from polyester intermediates process chemistry to PET product and process R&D to procurement and construction successfully developed new technology and techniques for each step along the manufacturing path from PX to PET. This team also began concentrated engineering, procurement, construction, operations, and maintenance efforts in parallel with the technology work. The new technology and plans to construct a new 350-thousand-metric-ton manufacturing facility based on that technology were announced in September of 2004.

➢	Fibers Segment
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

The DB segment includes new businesses and certain investments in growth opportunities that leverage the Company’s technology expertise, intellectual property, and know-how into business models that extend to new customers and markets. The segment includes four major developing businesses, including Eastman’s Gasification Services and Diagnostics business, as well as two early stage businesses. These businesses have the potential to have a material impact on the Company’s financial results. The segment is continuing to evaluate a small number of additional initiatives for future development.

In 2004, Eastman decided to discontinue participation in businesses that provide general services to the chemical/materials industry. Accordingly, Eastman has sold its interest in Ariel Research Corporation. The Company’s logistics services currently performed by its logistics subsidiary, Cendian Corporation, are planned to be fully integrated back to Eastman by April 2005.

➢	Eastman Gasification Services
The Company has launched a service business to assist owners of gasification plants, including those built as an alternative clean technology for power generation. Recognized as an industry leader in reliability and efficiency of gasification operations, Eastman has operated a coal gasification plant in Kingsport, Tennessee for over 20 years. The Company has leveraged its expertise in gasification by offering operations and maintenance services to third party gasification facilities. In the fourth quarter of 2002, the Company entered into a cooperative agreement with Texaco Development Corporation, a wholly-owned subsidiary of Chevron Texaco Corporation that enables the Company to provide operation, maintenance, management and technical services, as well as parts fabrication and sales, for gasification plants of Texaco Development licensees. With the acquisition of Chevron Texaco’s gas business by General Electric Energy in mid-2004, this cooperative agreement has been assigned to General Electric Energy by Chevron Texaco.

➢	Diagnostics
Eastman launched a new food safety diagnostics business, Centrus International.  Centrus sells detection equipment and single-use disposables that enable food processors to have more timely and accurate detection of contaminants in the food supply, including pathogenic organisms.  The equipment is designed to be used in food processing plants.  This business leverages Eastman’s deep experience in analytical chemistry and its biosciences capabilities to develop rapid test techniques.  Eastman’s experience with the safe operations of industrial processes will also help support growing needs in the food industry.  This business first realized sales revenue in the DB segment in 2004.

Strategy

Developing Businesses is expanding on the Company’s core business of chemicals, plastics, and fibers manufacturing to develop growth platforms that allow it to take advantage of its technological capabilities, long-term customer relationships, and operational skills. Developing Businesses uses a disciplined stage gating process in evaluating projects to weigh expected returns against investment levels at various stages of development. Those that meet the initial requirements go on to the next stage where a cross-functional team of experts from marketing, technology, business, and finance determine if there is a compelling business plan, and viable means for capturing value from it. A small number of the programs that meet these stringent analyses are then selected for implementation and business entry.

Customers and Markets

Eastman Gasification Services serves current owners of gasification plants, such as Premcor Delaware City Refinery, as well as parties investigating or intending to build a new gasification plant. These parties may include regulated or unregulated electric utilities or independent power companies investigating gasification for power production, chemical companies such as ammonia producers, refineries interested in petcoke destruction and hydrogen production, or private developers.

The diagnostics business has initially targeted its offerings to food processors and other manufacturers who need to carefully monitor product purity with respect to contaminants such as molds or micro-organisms, such as cosmetics. The Company is continuing its efforts to establish a growing customer base.

Competition

Because of the specialized nature of the DB segment coal gasification services, there are few existing third party providers of similar services. Customer alternatives to these services are to use internal resources, supplemented by assistance from engineering firms or the gasification technology supplier.

Competition in the food safety market ranges from commercial contract testing laboratories to small family-owned companies selling a single testing product. Eastman expects the market to consolidate in favor of companies who can enable customers to achieve rapid results via in-plant tests and who can support the global needs of multi-national customers.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sources and Availability of Raw Materials and Energy

Eastman purchases a substantial portion, estimated to be approximately 75%, of its key raw materials and energy through long-term contracts, generally of three to five years initial duration with renewal or cancellation options for each party. Most of those agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, although derivative financial instruments, valued at quoted market prices, have been utilized to mitigate the impact of short-term market price fluctuations. Key raw materials and purchased energy include propane, ethane, paraxylene, ethylene glycol, PTA, natural gas, coal, cellulose, methanol, electricity, and a wide variety of precursors for specialty organic chemicals. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of the supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans that would minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors. The Company’s cost of raw materials and energy as a percent of total cost of operations was estimated to be approximately 55% for 2004.

Capital Expenditures

Capital expenditures were $248 million, $230 million, and $427 million in 2004, 2003, and 2002, respectively. Capital expenditures for 2002 included $161 million related to the purchase of certain machinery and equipment previously utilized under an operating lease. For 2005, the Company expects that capital spending will be approximately $340 million to $360 million which will exceed estimated 2005 depreciation and amortization of $310 million.

Employees

Eastman employs approximately 12,000 men and women worldwide. Approximately 6% of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 60% of the Company's 2004 sales revenue.

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

Research and Development

For 2004, 2003 and 2002, Eastman’s research and development expense totaled $154 million, $173 million, and $159 million, respectively. Research and development expenses are expected to decrease slightly in 2005; however, the Company will continue to increase its technology efforts associated with new products and process technologies.

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

Environmental

Eastman is subject to laws, regulations, and legal requirements relating to the use, storage, handling, generation, transportation, emission, discharge, disposal and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business. These health, safety and environmental considerations are a priority in the Company’s planning for all existing and new products and processes. The Health, Safety, Environmental and Security Committee of Eastman’s Board of Directors reviews the Company's policies and practices concerning health, safety and the environment and its processes for complying with related laws and regulations, and monitors related matters.

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

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. The amount accrued reflects the Company’s assumptions about remedial requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher or lower costs.

Other matters pertaining to health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 11 to the Company’s consolidated financial statements.

Backlog

On January 1, 2005, Eastman’s backlog of firm sales orders was estimated to be approximately $306 million compared with approximately $238 million at January 1, 2004. The Company manages its inventory levels to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Investment in Genencor

The Company holds an approximately 42% equity interest in Genencor International, Inc. ("Genencor"). Genencor is a publicly traded biotechnology company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets, and a developer of integrated genomics technology. The Company was an early stage investor and held a 50% interest prior to Genencor's initial public offering in 2000.

On January 27, 2005, the Company announced that it has entered into an agreement with Danisco A/S under which Danisco will acquire all of Eastman’s equity interest in Genencor for $419 million in cash as part of Danisco’s acquisition of all the outstanding common stock of Genencor. Closing of this sale, which is subject to satisfaction of certain customary conditions, is targeted for first quarter 2005 and is expected to be completed no later than May 31, 2005. Following public announcement of Danisco’s agreements to acquire Genencor, several purported class action complaints, two naming Eastman as a party, have been filed in state courts of Delaware and California, in each case seeking, among other things, to enjoin the proposed acquisition of Genencor by Danisco.  On March 9, 2005, the parties to the complaints pending in Delaware executed a memorandum of understanding that, subject to court approval, will result in a dismissal of such complaints and a release with respect to the alleged claims.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations or cash flows.

Genencor is accounted for by the equity method of accounting for investments in common stock. Genencor’s common stock is registered under the Securities Exchange Act of 1934 and is listed on the NASDAQ National Market System under the symbol GCOR. See the “Investments” section of Note 1 and Note 5 to the Company’s consolidated financial statements for more information on the accounting for this investment and its current market value.

Available Information - SEC Filings and Corporate Governance Materials

The Company makes available free of charge, through the “Investors - SEC Filings” section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “SEC”). Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Eastman Chemical Company, that electronically file with the SEC at http://www.sec.gov.

The Company also makes available free of charge, through the “Investors - Corporate Governance” section of its internet website (www.eastman.com), the Corporate Governance Guidelines of its Board of Directors, the charters of each of the committees of the board, and codes of ethics and business conduct for directors, officers and employees. Such materials are also available in print upon the written request of any stockholder to Eastman Chemical Company, P.O. Box 511, Kingsport, Tennessee 37662-5075, Attention: Investor Relations.

Financial Information About Geographic Areas

For information about revenues and long-lived assets based on geographic areas, see Note 20 to the Company’s consolidated financial statements.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

J. Brian Ferguson, age 50, is Chairman of the Board and Chief Executive Officer. Mr. Ferguson joined the Company in 1977. He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1997, was named President, Eastman Chemical Asia Pacific in 1996, became President, Polymers Group in 1999, became President, Chemicals Group in 2001, and was elected to his current position in 2002.

James P. Rogers, age 53, was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003. Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002, was also appointed Chief Operations Officer of Eastman Division. Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation (“GAF”). He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Allan R. Rothwell, age 57, is Executive Vice President of the Company and President of Voridian Division. Mr. Rothwell joined the Company in 1969, became Vice President and General Manager, Container Plastics Business Organization in 1994, and was appointed Vice President, Corporate Development and Strategy in 1997. He was named Senior Vice President and Chief Financial Officer in 1998, became President, Chemicals Group in 1999, became President, Polymers Group in 2001, and was appointed to his current position in 2002.

Theresa K. Lee, age 52, is Senior Vice President, Chief Legal Officer and Corporate Secretary. Ms. Lee joined Eastman as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997. She became Vice President, General Counsel, and Secretary of Eastman in 2000 and was appointed to her current position in 2002.

Richard A. Lorraine, age 59, joined Eastman in November 2003 as Senior Vice President and Chief Financial Officer. Mr. Lorraine served as Executive Vice President and Chief Financial Officer of Occidental Chemical Corporation from 1995 until 2003, and at ITT Automotive Group as President of the Aftermarket Group from 1990 to 1995 and Vice President and Chief Financial Officer from 1985 to 1990. Mr. Lorraine started his career with Westinghouse Electric Corporation, where he held various financial positions.

Gregory O. Nelson, age 53, is Senior Vice President and Chief Technology Officer. Dr. Nelson joined Eastman in 1982 as a research chemist and held a number of positions in the research and development organization. He became Director, Polymers Research Division in 1995 and was named Vice President, Polymers Technology in 1997. He was appointed to his present position in 2001 and named Senior Vice President in 2002.

Norris P. Sneed, age 49, is Senior Vice President, Human Resources, Communications and Public Affairs. Mr. Sneed joined the Company in 1979 as a chemical engineer. In 1989, he was assigned to Eastman’s Arkansas Operations where he was superintendent for different manufacturing and new business development departments. In 1997, he served as assistant to the CEO. He was named managing director for Eastman’s Argentina operations in 1999, Vice President of Organization Effectiveness in the Human Resources, Communications and Public Affairs organization in 2001, and was appointed to his current position in June 2003.

Curtis E. Espeland, age 40, is Vice President and Controller of the Company. Mr. Espeland joined Eastman in 1996. At Eastman, Mr. Espeland has served as Director of Internal Auditing and Director of Financial Services, Asia Pacific, was named Assistant Controller of the Company and Controller of Eastman Division in 2002, and was appointed to his current position in December 2002. Prior to joining Eastman, he was an audit and business advisory manager with Arthur Andersen LLP.

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2004, Eastman operated 17 manufacturing sites in 10 countries. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all of the properties are owned. The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	CASPI	PCI	SP	Polymers	Fibers

USA and Canada Batesville, Arkansas	x	x
Jefferson, Pennsylvania	x
Columbia, South Carolina			x	x
Kingsport, Tennessee	x	x	x	x	x
Longview, Texas	x	x		x
Franklin, Virginia*	x
Europe
Workington, England				x	x
Middelburg, Netherlands	x
Rotterdam, Netherlands**				x
San Roque, Spain		x	x	x
Llangefni, Wales		x
Asia Pacific
Kuantan, Malaysia**			x
Jurong Island, Singapore**		x
Zibo City, China***	x	x
Latin America Zarate, Argentina				x
Cosoleacaque, Mexico				x
Uruapan, Mexico	x

*	indicates a location that Eastman leases from a third party.
**	indicates a location that Eastman leases from a third party under a long-term ground lease.
***	Eastman holds a 51% share in the joint venture Qilu Eastman Specialty Chemical Ltd.

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

Eastman has distribution facilities at all of its plant sites. In addition, the Company owns or leases over 100 stand-alone distribution facilities in the United States and 17 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Miami, Florida; Capelle aan den Ijsel, the Netherlands; Rotterdam, the Netherlands; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, the Netherlands; Miami, Florida; and Singapore.

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state, and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Only two of these lawsuits have not been resolved via settlement. One of those cases was dismissed for want of prosecution.  In the other case, an intermediate appellate court affirmed in 2004 a trial court ruling that the case could not proceed as a class action. That decision has been appealed and the issue will be decided by the state’s highest court. In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution, and civil penalties on behalf of consumers of sorbates in those respective states. Two of those six cases have been settled; defense motions to dismiss were granted in three other cases and those dismissals are now final.  A defense motion to dismiss another state case was denied in September 2004. The defendants are seeking reconsideration of that denial and have also appealed the September ruling.   In late 2004, seven other states sued the Company and others.  Those seven cases have now been settled.

The Company has recognized charges to earnings for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining two sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of any additional claims that could be made is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

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

The Company has finalized an agreement with an insurer that issued primary general liability insurance to certain predecessors of the Company prior to the mid-1970s, pursuant to which that issuer will provide coverage for a portion of certain of the Company's costs of defending against, and paying for, settlements or judgments in connection with asbestos-related lawsuits.

Evaluation of the allegations and claims made in recent asbestos-related lawsuits continue to be reviewed by the Company. Based on such evaluation to date, the Company continues to believe that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods. To date, costs incurred by the Company related to the recent asbestos-related lawsuits have not been material.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol EMN. The following table presents the high and low closing sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2003 and 2004.

	High	Low	Cash Dividends Declared
2003
First Quarter	$38.40	$27.89	$0.44
Second Quarter	33.95	28.82	0.44
Third Quarter	36.60	31.46	0.44
Fourth Quarter	39.53	31.46	0.44

2004
First Quarter	$43.70	$38.00	$0.44
Second Quarter	46.97	41.90	0.44
Third Quarter	47.77	42.19	0.44
Fourth Quarter	58.17	44.86	0.44

As of December 31, 2004, there were 79,336,711 shares of the Company's common stock issued and outstanding, which shares were held by 33,709 stockholders of record. These shares include 122,725 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2005. Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

For information concerning issuance of shares and option grants in 2004 under compensation and benefit plans and shares held by the Company's charitable foundation, see Notes 13 and 14 to the Company’s consolidated financial statements.

The exercise price for shares issued upon exercise of options by management employees was paid either in cash or by surrender of previously issued shares of Company common stock having a fair market value equal to the aggregate exercise price of the options exercised. Such options had previously been granted to management employees under the Omnibus Long-Term Compensation Plans. The Company issued the shares purchased by management employees in the option exercises in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933.

Information required by Item 201(d) of Regulation S-K is set forth under Part III — Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans” and is incorporated herein by reference.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
October 1- 31, 2004	1,000	$47.82	--	$288
November 1-30, 2004	4,945	$52.39	--	$288
December 1-31, 2004	9,582	$53.10	--	$288
Total	15,527		--	$288

(1)
Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock and shares surrendered by employees as payment to the Company of the purchase price for shares of common stock under the terms of previously granted stock options. Shares are not part of any Company repurchase plan.

(2)
Average price paid per share reflects the weighted average of the closing price of Eastman stock on the business date the shares were surrendered by the employee stockholder as a result of vesting of the restricted shares to which the tax withholding obligation relates or the exercise of stock options.

(3)
The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2004, 2003 and 2002 under this authorization. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization.  For additional information see Note 13 to the Company’s consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operating Data

(Dollars in millions, except per share amounts)	2004	2003	2002	2001	2000

Sales	$6,580	$5,800	$5,320	$5,390	$5,292
Operating earnings (loss)	175	(267)	208	(120)	562
Earnings (loss) from operations before cumulative effect of change in accounting principle	170	(273)	79	(175)	303
Cumulative effect of change in
accounting principle, net	--	3	(18)	--	--
Net earnings (loss)	170	(270)	61	(175)	303

Basic
Earnings (loss) per share before
cumulative effect of change in
accounting principle	$2.20	$(3.54)	$1.02	$(2.28)	$3.95
Cumulative effect of change in
accounting principle, net	--	0.04	(0.23)	--	--
Net earnings (loss) per share	$2.20	$(3.50)	$0.79	$(2.28)	$3.95

Diluted
Earnings (loss) per share before
cumulative effect of change in
accounting principle	$2.18	$(3.54)	$1.02	$(2.28)	$3.94
Cumulative effect of change in
accounting principle, net	--	0.04	(0.23)	--	--
Net earnings (loss) per share	$2.18	$(3.50)	$0.79	$(2.28)	$3.94

Statement of Financial Position Data

Current assets	$1,768	$2,010	$1,547	$1,464	$1,523
Net properties	3,192	3,419	3,753	3,627	3,925
Total assets	5,872	6,244	6,287	6,092	6,550
Current liabilities	1,099	1,477	1,247	960	1,258
Long-term borrowings	2,061	2,089	2,054	2,143	1,914
Total liabilities	4,688	5,201	5,016	4,710	4,738
Total stockholders’ equity	1,184	1,043	1,271	1,382	1,812
Dividends declared per share	1.76	1.76	1.76	1.76	1.76

In 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. As a result of the adoption of SFAS No. 142, results for the years 2002, 2003, and 2004 do not include certain amounts of amortization of goodwill and indefinite-lived intangible assets that are included in prior years’ financial results. If the non-amortization provisions of SFAS No. 142 had been applied in the prior years, the Company would not have recognized amortization expense of $18 million and $16 million in 2001 and 2000, respectively.

Effective January 1, 2003, the Company’s method of accounting for environmental closure and postclosure costs changed as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” If the provisions of SFAS No. 143 had been in effect in prior years, the impact on the Company’s financial results would have been immaterial. See Note 23 to the Company’s consolidated financial statements for additional information.

On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment. For more information regarding the impact of this divestiture on financial results, refer to the Form 8-K filed on August 16, 2004 and the CASPI segment discussion of Part II, Item 7 - Management Discussion and Analysis section of this Form 10-K.

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

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impaired assets, environmental costs, U.S. pension and other postemployment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies described below are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company believes, based on historical results, the likelihood of actual write offs having a material impact on financial results or earnings per share is low. However, if one of the Company’s key customers were to file for bankruptcy, or otherwise be unable to make its required payments, or there was a significant continued slow down in the economy, the Company could be forced to increase its allowances. This could result in a material charge to earnings. The Company’s allowances were $15 million and $28 million at December 31, 2004 and 2003, respectively.

Impaired Assets

The Company evaluates the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse change in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such assets are separately identifiable and are less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

As the Company’s assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings. The Company recorded fixed (tangible) asset impairments of $134 million and definite-lived intangible asset impairments of $5 million and indefinite lived intangible asset impairments of $1 million during 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $25 million to the maximum of $45 million at December 31, 2004.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to land fills, water treatment facilities, and ash ponds. When these types of assets are constructed, a reserve is established for the future environmental costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets. These future expenses are charged into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to 50 years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, the future expenses to be charged into earnings could increase or decrease.

The Company’s reserve for environmental contingencies was $56 million and $61 million at December 31, 2004 and 2003, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives.

United States Pension and Other Postemployment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees and health care cost trends. At December 31, 2004, the Company assumed a discount rate of 5.75%; an expected return on assets of 9%; a rate of compensation increase of 3.75%; and an initial health care cost trend of 9% decreasing to an ultimate trend rate of 5% in 2009. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the sensitivity to a change in the expected return on assets and assumed discount rate for U.S. pension plans and other postretirement welfare plans:

Change in Assumption	Impact on 2005 Pre-tax U.S. Pension Expense	Impact on December 31, 2004 Projected Benefit Obligation for U.S. Pension Plans	Impact on December 31, 2004 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$51 Million	+$23 Million

25 basis point increase in discount rate	-$5 Million	-$49 Million	-$22 Million

25 basis point decrease in expected return on assets	+$2 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$2 Million	No Impact	N/A

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other postemployment benefit obligations are established each December 31. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equities markets. The assumed discount rate is based upon an index of high-quality, long-term corporate borrowing rates. If actual experience differs from these assumptions, the difference is recorded as an unrecognized gain (loss) and then amortized into earnings over a period of time, which may cause the cost of providing these benefits to increase or decrease. The charges applied to earnings in 2004, 2003, and 2002 due to the amortization of unrecognized actuarial losses were $44 million, $32 million, and $20 million, respectively.

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate will impact the cash contributions to be made to the pension plans during 2005. However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders’ equity, as of December 31, 2005 for the impact on the pension’s projected benefit obligation of the change in interest rates, if any. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, and attrition rates of employees, and other factors.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position. As of December 31, 2004, a valuation allowance of $221 million has been provided against the deferred tax assets.

2004 OVERVIEW

Since the beginning of 2002, the Company has been implementing a turnaround strategy to improve profitability, which included an evaluation of its portfolio and implementation of initiatives to reduce costs. In 2004, the evaluation led to restructuring, divestitures, and consolidation within the Company, including the sale of underperforming businesses, product lines and related assets within the Company’s Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment; the rationalization of capacity and consolidation of production in the Specialty Plastics (“SP”) segment; the implementation of a more integrated organizational structure in the Polymers segment; and restructuring of the Developing Businesses (“DB”) segment. These actions resulted in asset impairments and restructuring charges in 2004 of $206 million. Further, in January 2005, the Company announced that it has entered into an agreement with Danisco A/S to sell Eastman’s equity interest in Genencor International, Inc., (“Genencor”), which is targeted for first quarter 2005 and is expected to be completed by May 31, 2005.

In full year 2004, operating earnings were $175 million, an improvement from the $267 million operating loss in 2003 and the best since 2000. These results included the impact of asset impairments and restructuring charges and a tax benefit received, both described in Notes 15 and 18 of the consolidated financial statements. The improved results were also accomplished through increased sales volume primarily attributed to a strengthening economy, new applications of certain products and increased substitution of polyethylene terephthalate (“PET”) polymers for other materials; increased selling prices, particularly in the Performance Chemicals and Intermediates (“PCI”) and Polymers segments; a continued focus on more profitable businesses and product lines, particularly in the Company’s Eastman Division; ongoing labor and benefits reduction measures; and the application of process improvement technologies.

The Company also improved its cash flow from operations in 2004 by $250 million compared with 2003. The increased cash flow from operations, combined with proceeds from the divestiture of assets, resulted in the reduction of net debt (long and short term debt minus cash and cash equivalents) of approximately $300 million. In addition, during 2004 the Company continued to maintain its financial discipline while improving profitability. This was demonstrated by keeping selling, general and administrative expenses and research and development expenses below 10 percent of sales revenue; having capital expenditures below depreciation and amortization; and maintaining a strong dividend.

The Company has also taken several initiatives to continue to improve margins in 2005, including the improvement of pricing processes and pricing strategies, particularly to recover historically high costs of raw materials and energy, and reduction of the labor force by approximately 20 percent. These actions, combined with a strengthening economy, have positioned the Company to enter a period of growth with increased profitability and financial flexibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2004 COMPARED WITH 2003

The Company’s results of operations as presented in the Company’s consolidated financial statements appearing in this Annual Report are summarized and analyzed below:

Earnings (Loss)

(Dollars in millions, except per share amounts)	2004	2003

Operating earnings (loss)	$175	$(267)
Net earnings (loss) before cumulative effect of change in accounting principle	170	(273)
Net earnings (loss)	170	(270)
Earnings (loss) per share
--Basic	2.20	(3.50)
--Diluted	2.18	(3.50)

Asset impairments and restructuring charges, net	206	489
Goodwill impairments	--	34
Other operating income	(7)	(33)

Operating results for 2004 increased $442 million over results for 2003. This improvement included a $317 million reduction in asset impairments and restructuring charges partially offset by lower other operating income of $26 million. In addition, earnings were positively impacted by the following factors:

•	increased selling prices of approximately $350 million;
•	increased volumes, excluding restructured, divested, and consolidated businesses and product lines;
•	focus on more profitable product lines and the impact of favorable product mix;
•	improved cost structure; and
•	favorable impact of foreign exchange.

The above items more than offset an estimated $600 million increase in raw materials and energy costs.

Other operating income of $7 million in 2004 resulted from the sale of Ariel Research Corporation (“Ariel”), formerly part of the Company’s DB segment. Other operating income in 2003 included a $20 million gain from the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the SP segment, and a gain of $13 million for the sale of the Company’s colorant product lines and related assets, which were formerly part of the CASPI segment.

Operating results for 2003 were impacted by a reduction in costs of approximately $40 million as a result of the previously reported change in vacation policy. This policy was part of cost reduction measures implemented by the Company in the first quarter 2003. This change in policy impacted 2003 only. Also positively impacting 2003 results was a gain of approximately $14 million recorded as a credit to cost of sales on the earnings statement from the insurance settlement related to the previously disclosed 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2004	2003	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$6,580	$5,800	13%	4%	6%	1%	2%

Sales revenue increased for 2004 compared to 2003 primarily due to increased selling prices, particularly for the polymers and the PCI segments, increased sales volumes, and favorable foreign currency exchange rates, of approximately $363 million, $243 million, and $128 million, respectively. The increase in selling prices was primarily in response to an increase in raw material and energy costs and the Company’s efforts to improve profitability.

(Dollars in millions)	2004	2003	Change

Gross Profit	$978	$810	21%
As a percentage of sales	14.9%	14.0%

Gross profit for 2004 increased compared to 2003 primarily due to the following factors:

•	increased selling prices in response to higher raw materials, particularly in PCI and Polymers, and the Company’s continued efforts to improve profitability;
•
volumes, excluding restructured, divested, and consolidated businesses and product lines, increased across all segments due to strengthening general economic conditions and the substitution of other materials with SPBO and Polymers products;

•
focus on more profitable product lines, achieved by a variety of actions, including restructuring, divestiture, and consolidation activity, as well as improving product mix, particularly in CASPI, SPBO, and Fibers; and

•	improved cost structure through restructuring efforts and cost reduction programs.

The above items more than offset higher raw material and energy costs primarily attributable to paraxylene, ethylene glycol, propane, coal, and natural gas.

The Company expects that higher raw material and energy costs will continue to negatively impact gross profit during 2005, mitigated to the extent the Company is able to continue to offset this impact in part through higher selling prices for certain of its products and through various cost reduction measures.

The Company continues to implement a variety of cost control measures to manage discretionary spending. Of the measures taken, a change in vacation policy favorably impacted 2003 results by approximately $40 million. This change in vacation policy did not have a significant impact on 2004 results.

(Dollars in millions)	2004	2003	Change

Selling, General and Administrative Expenses (SG&A)	$450	$414	9%
Research and Development Expenses (R&D)	154	173	(11) %
	$604	$587
As a percentage of sales	9.2%	10.1%

The increase in SG&A expenses for 2004 compared to 2003 was primarily due to higher compensation and employee related costs as well as higher professional service fees. Research and Development (“R&D”) expenses for 2004 were lower compared to 2003 primarily due to reduced labor costs as well as reduced project spending within Voridian Division. The Company continues to view the majority of the costs within the DB segment as an extension of its R&D efforts, and management expects for 2005 that these DB and R&D costs combined will be approximately 3 percent of revenue.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Impairments and Restructuring Charges, Net

Impairments and restructuring charges totaled $206 million during 2004, consisting of non-cash asset impairments of $140 million and restructuring charges of $66 million. Effective January 1, 2004, certain commodity product lines were transferred from the Performance Chemicals and Intermediates (“PCI”) segment to the CASPI segment, which resulted in the reclassification of asset impairment and severance charges of approximately $42 million for 2003.

The following table summarizes the 2004 and 2003 charges:

(Dollars in millions)	2004	2003
Eastman Division segments:
CASPI segment:
Fixed asset impairments	$57	$235
Intangible asset impairments	6	175
Goodwill impairments	--	34
Severance charges	12	15
Site closure costs	6	3

PCI segment:
Fixed asset impairments	27	55
Severance charges	10	2
Site closure costs	1	--

SP segment
Fixed asset impairments	41	--
Severance charges	10	1
Site closure costs	2	--

Total Eastman Division	$172	$520

Voridian Division segments:
Polymers Segment:
Fixed asset impairments	--	1
Severance charges	13	1

Fibers segment:
Severance charges	--	1

Total Voridian Division	$13	$3

Developing Businesses Division segment:
Fixed asset impairments	9	--
Severance costs	8	--
Restructuring charges	4	--

Total Developing Businesses segment	$21	$--

Total Eastman Chemical Company	$206	$523

Total asset impairments and restructuring charges, net	$206	$489
Total goodwill impairments	--	34

Total Eastman Chemical Company	$206	$523

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2004

Asset Impairments and Restructuring Charges

During the fourth quarter 2004, the Company recorded asset impairments of $9 million and site closure and other restructuring charges of $9 million. The non-cash asset impairments relate to the adjustment to fair value of assets at Cendian Corporation (“Cendian”), the Company’s logistics subsidiary, impacting the DB segment, resulting from a decision to reintegrate Cendian’s logistics activities into Eastman. In addition, the Company recognized restructuring charges of $9 million primarily related to actual and expected severance of Cendian and other employees, as well as site closure charges primarily related to previously announced manufacturing plant closures.

In the third quarter 2004, the Company recognized asset impairments of approximately $27 million, primarily related to assets at the Company’s Batesville, Arkansas and Longview, Texas manufacturing facilities. These impairments primarily relate to certain fixed assets in the performance chemicals product lines in the PCI segment that management decided to rationalize due to increased foreign competition. Also in third quarter, the CASPI segment incurred approximately $2 million in site closure charges primarily related to previously announced manufacturing plant closures, while the DB segment incurred approximately $3 million in restructuring charges related to the reorganization of Cendian.

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

In the first quarter 2004, the Company recognized impairment charges of approximately $41 million and severance charges of $5 million primarily related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactured products that are within the Company’s SP segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value as established by appraisal and available market data. In addition, the Company recognized $1 million of fixed asset impairments and $1 million of site closure costs related to additional impairments within the CASPI reorganization and changes in estimates for previously accrued amounts.

In addition to the items discussed above, during 2004 the Company recognized $43 million in severance charges from ongoing cost reduction efforts throughout the Company and costs related to the Company’s employee separation programs announced in April 2004, resulting in severance charges to the CASPI, PCI, SP, Polymers, and DB segments of $12 million, $10 million, $5 million, $13 million, and $3 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges

2003

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

The third quarter fixed asset impairment charges of approximately $234 million primarily related to assets associated with the above mentioned underperforming product lines, and primarily impacted manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. (“Lawter”), McWhorter Technologies, Inc. (“McWhorter”), and Chemicke Zavody Sokolov (“Sokolov”) acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

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

Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company defined “reporting units” as one level below the operating segment level and considered the criteria set forth in SFAS No. 142 in aggregating the reporting units. This resulted in the CASPI segment being deemed a single reporting unit. In the third quarter 2003, the reorganization of the operating structure within the CASPI segment resulted in new reporting units one level below the operating segment. Due to the change in strategy and lack of similar economic characteristics, these reporting units did not meet the criteria necessary for aggregation. As a result, the goodwill associated with the CASPI segment was reassigned to the new reporting units based upon relative fair values. The reporting unit that contained the above-mentioned product lines was assigned $34 million of goodwill out of the total CASPI segment goodwill of $333 million. Because the Company determined that this reporting unit could no longer support the carrying value of its assigned goodwill, the full amount of that goodwill was impaired. The fair value of the other reporting unit within CASPI was sufficient to support the carrying value of the remainder of the goodwill.

In the fourth quarter, the Company recognized fixed asset impairments and site closure costs of $1 million and $3 million, respectively. The fixed asset impairments relate to additional impairments associated with the CASPI reorganization, as discussed above. The site closure charges relate primarily to additional costs related to the closure of the Company’s Dusseldorf manufacturing site.

Other Segments

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the third and fourth quarter, the PCI segment incurred charges of $40 million related to the impairment of fixed assets used in performance chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. The fixed asset impairments charge related to assets located at the Kingsport, Tennessee facility.

In the fourth quarter 2003, an asset impairment charge of $1 million was recorded related to certain research and development assets classified as held for sale. The fair value of these assets was determined using the estimated proceeds from sale less cost to sell. These charges impacted the Polymers segment.

During 2003, the Company recognized $20 million in severance costs for the actual and probable employee separations from consolidation and restructuring activities in the CASPI segment and ongoing cost reduction efforts throughout the Company. These changes are reflected in CASPI, PCI, SP, Polymers, and Fibers segments of $15 million, $2 million, $1 million, $1 million, and $1 million, respectively.

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2003

Noncash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5
Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2004

Noncash charges	$--	$140	$(140)	$--	$--
Severance costs	10	53	--	(37)	26
Site closure costs	5	13	--	(9)	9
Total	$15	$206	$(140)	$(46)	$35

Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

Actual and probable involuntary separations totaled approximately 1,200 employees during 2004. As of the end of 2004, substantially all separations accrued for were completed.

During 2003, terminations related to actual and probable involuntary separations totaled approximately 500 employees. As of the end of 2003, approximately 350 of these terminations had occurred, with the remaining primarily relating to previously announced consolidation and restructuring activities of certain European CASPI manufacturing sites that were completed in early 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Operating Income

(Dollars in millions)	2004	2003

Other operating income	$(7)	$(33)

Other operating income for 2004 totaled approximately $7 million for the gain on sale of Ariel in the fourth quarter, reflected in the DB segment.

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

Interest Expense, Net

(Dollars in millions)	2004	2003	Change

Gross interest costs	$126	$133
Less: capitalized interest	3	3
Interest expense	123	130	(5) %
Interest income	8	6
Interest expense, net	$115	$124	(7) %

Lower gross interest costs for 2004 compared to 2003 reflected lower average debt levels due to paydown of debt throughout the year, which were partially offset by higher average interest rates.

For 2005, the Company expects net interest expense to decrease compared to 2004 due to lower expected gross interest costs as a result of lower average borrowings.

Other (Income) Charges, net

(Dollars in millions)	2004	2003

Other income	$(24)	$(28)
Other charges	20	18
Other (income) charges, net	$(4)	$(10)

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

Other income for 2004 primarily reflects the Company’s portion of earnings from its equity investment in Genencor of $14 million. Other charges for 2004 consist primarily of net losses on foreign exchange transactions of $7 million, fees on securitized receivables of $4 million, and writedowns to fair value of certain technology business venture investments due to other than temporary declines in value of $3 million.

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

For more information on the Company’s equity investment in Genencor, see “Item 1 - Business - Investment in Genencor” and Note 5 to the Company’s consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision (Benefit) for Income Taxes

(Dollars in millions)	2004	2003	Change

Provision (benefit) for income taxes	$(106)	$(108)	(2.0) %
Effective tax rate	N/A	28%

The 2004 effective tax rate was impacted by $90 million of deferred tax benefits resulting from the expected utilization of a capital loss resulting from the sale of certain businesses and product lines and related assets in the CASPI segment and $26 million of tax benefit resulting from the favorable resolution of a prior year capital loss refund claim. In addition, the effective tax rates for both 2004 and 2003 were impacted by the treatment of asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions. The 2003 effective tax rate was also impacted by non-deductible goodwill impairments.

Excluding the above items, the effective tax rate for 2004 and 2003 was 26 percent and 28 percent, respectively. These rates reflect the impact of foreign rate variances and extraterritorial income exclusion benefits on normal taxable earnings.

In both years, the Company has recorded benefits from the extra-territorial income (“ETI”) exclusion. On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Jobs Act also provides for a two-year phase-out of the ETI exclusion. The domestic manufacturing benefit has no effect on deferred tax assets or liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s federal income tax return. The Company is currently assessing the details of the Jobs Act and the net effect of the phase out of the ETI exclusion and the phase in of this new deduction. This analysis is expected to be completed in mid-2005. Until such time, it is not possible to determine what impact this legislation will have on the Company’s consolidated tax accruals or effective tax rate.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is not yet in a position to decide whether, and to what extent, foreign earnings might be repatriated. Based upon analysis to date, however, it is reasonably possible that some amount up to $500 million might be repatriated considering the limitation under section 965 (b) of the Internal Revenue Code. The related income tax effects of any such repatriation cannot be reasonably estimated at this time. The Company has not provided for U.S. federal income and foreign withholding taxes on $318 million of undistributed earnings from non-U.S. operations as of December 31, 2004. Until the Company’s analysis of the Act is completed, the Company will continue to permanently reinvest those earnings. The Company expects to be in a position to finalize this assessment by mid 2005.

The Company expects its effective tax rate in 2005 will be approximately 30 percent.

Cumulative Effect of Changes in Accounting Principles, Net

(Dollars in millions)	2004	2003

Cumulative effect of change in accounting principles, net	$--	$3

SFAS No. 143

As required by SFAS No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003, the Company recognized existing asset retirement obligations adjusted for cumulative accretion to the date of adoption, asset

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

retirement costs capitalized as an increase to the carrying amount of the associated long-lived asset and accumulated depreciation on those capitalized costs. As a result of adoption of this standard, the Company recognized an after-tax credit to earnings of $3 million during the first quarter 2003, primarily related to a reduction in certain environmental liabilities.

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in three divisions comprising six operating segments. Eastman Division consists of the CASPI segment, the PCI segment, and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the DB segment.

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

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks, and adhesives markets. The CASPI segment's products consist of liquid vehicles, coatings additives, and hydrocarbon resins and rosins and rosin esters. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Coatings additives, such as cellulosic polymers, Texanol™ ester alcohol and chlorinated polyolefins, enhance the rheological, film formation and adhesion properties of paints, coatings and inks. Hydrocarbon resins and rosins and rosin esters are used in adhesive, ink, and polymers compounding applications. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved. On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment. The divested businesses and product lines were composites (unsaturated polyester resins), certain acrylic monomers, inks and graphic arts raw materials, liquid resins, powder resins, and textile chemicals.

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

The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products. Included in these are highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, fiber, photographic and optical film, graphic arts, and general packaging.

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

The DB segment includes new businesses and certain investments in growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Centrus, a new

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

business in food safety diagnostics, and Eastman’s gasification services. The DB segment also includes the results of Cendian, which is being reintegrated back into Eastman, and Ariel, which was sold in fourth quarter, 2004.

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairment charges of approximately $42 million for 2003.

Effective January 1, 2003, sales and operating results for developing businesses activities were moved from the CASPI, PCI, and SP segments to the DB segment. During 2002, these amounts were included within the CASPI, PCI, and SP segments. During 2001, these amounts had been split among all segments.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

CASPI Segment

(Dollars in millions)	2004	2003	Change

Total external sales	$1,554	$1,683	(8)%
Volume effect			(11)%
Price effect			2%
Product mix effect			(1)%
Exchange rate effect			2%

Sales - restructured, divested, and consolidated product lines (1)	441	719	(39)%

Sales - continuing product lines	1,113	964	15%

Interdivisional Sales	1	--	--%

Total operating earnings (loss)	67	(402)	> 100%

Operating earnings (loss) - restructured, divested, and consolidated product lines (1) (2)	(85)	(538)	84%

Operating earnings - continuing product lines	152	136	12%

Total asset impairments and restructuring charges	81	462

Asset impairments and restructuring charges - restructured, divested, and consolidated product lines (1)	72	457

Asset impairments and restructuring charges - continuing product lines	9	5

Other operating income	--	13

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

On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment. This sale includes portions of the resins and monomers, and inks and graphic arts product groups. As a result, the Company has presented CASPI segment sales revenue, operating earnings, and asset impairments and restructuring charges for restructured, divested, and consolidated product lines and continuing product lines. For additional information, see Exhibits 99.01 and 99.02 filed with this report.

External sales revenue decreased $129 million due to lower sales volume resulting from the divestiture discussed above. Excluding the sales from these sources for both 2004 and 2003, sales revenue increased by 15 percent primarily due to an 11 percent increase in volume. Continuing businesses benefited from improved end-market demand attributable to strong economic growth and successful marketing of existing products in new applications.

Operating earnings increased $469 million due to lower asset impairment and restructuring charges of approximately $381 million as well as a continued focus on more profitable businesses and product lines, increased

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

sales volume, and continued cost reduction efforts that were partially offset by higher raw materials and energy costs, especially propane.

PCI Segment

(Dollars in millions)	2004	2003	Change
External sales	$1,347	$1,098	23%
Volume effect			12%
Price effect			11%
Product mix effect			(1)%
Exchange rate effect			1%

Interdivisional sales	583	495	18%

Operating earnings (loss)	16	(45)	>100%

Asset impairments and restructuring charges, net	38	57

The increase in external sales revenue of $249 million is primarily due to increased sales volume and higher selling prices. The increase in volume had a positive impact on sales revenue of $133 million and was attributable to improved end-market demand as a result of strong economic growth and implementation of long-term supply arrangements with key customers. Additionally, higher selling prices, as a result of significantly increased raw material and energy costs, had a positive impact on sales revenues of $117 million. The increase in interdivisional sales was due to both higher selling prices as a result of higher raw material and energy costs and increased volume.

Operating earnings increased $61 million, partially due to a decrease in asset impairment and restructuring charges of $19 million. Operating earnings were also favorably impacted by higher sales volume, higher selling prices, and continued cost reduction efforts that more than offset higher raw materials and energy prices. Volume growth was primarily due to improved end-market demand as a result of strong economic growth, implementation of long-term supply arrangements with key customers and debottlenecking of production capacity at the Longview, Texas site. Asset impairment and restructuring charges of $38 million in 2004 relate to manufacturing facilities in the Company’s Batesville, Arkansas and Longview, Texas sites. Asset impairment and restructuring charges of $57 million in 2003 related to the Company’s manufacturing site in Llangefni, Wales.

SP Segment

(Dollars in millions)	2004	2003	Change

External sales	$644	$559	15%
Volume effect			12%
Price effect			1%
Product mix effect			--%
Exchange rate effect			2%

Interdivisional sales	51	49	4%

Operating earnings	13	63	(79)%

Asset impairments and restructuring charges, net	53	1

Other operating income	--	20

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The increase in external sales revenue of $85 million for 2004 compared to 2003 was primarily due to higher sales volume attributed to strong market demand for products in both new and existing applications including eyewear, housewares, and cosmetics packaging in North America and Asia Pacific regions. The increase in volume had a positive impact on sales revenue of $65 million.

Operating earnings for 2004 decreased $50 million compared to 2003 primarily due to asset impairments and restructuring charges of $53 million related primarily to the closure of the Hartlepool, United Kingdom manufacturing site as well as severance charges related to the Company’s employee separation programs. Operating earnings in 2003 included a gain of $20 million on the sale of the segment’s high performance crystalline plastics assets. In addition, the operating earnings improved year over year due to increased sales volumes, a continued focus on more profitable businesses and product lines, and continued cost reduction efforts that more than offset higher raw materials and energy costs.

VORIDIAN DIVISION

Polymers Segment

(Dollars in millions)	2004	2003	Change

External sales	$2,183	$1,756	24%
Volume effect			9%
Price effect			12%
Product mix effect			--%
Exchange rate effect			3%

Interdivisional sales	69	68	1%

Operating earnings	25	62	(60)%

Asset impairments and restructuring charges, net	13	2

External sales revenue increased $427 million primarily due to higher selling prices and increased sales volume. Higher selling prices had a positive impact on sales revenue of $211 million, primarily in response to higher raw material and energy costs and improving market conditions in the second half of 2004. The volume increase is mostly a result of continued strong end-market demand for PET polymers and continued substitution for other competitive materials in North America, Latin America, and Europe and had a positive impact on sales revenue of $156 million.

Operating earnings decreased $37 million, including an asset impairment and restructuring charge increase of $11 million. Operating earnings were also impacted by increased selling prices and higher sales volumes that were more than offset by higher raw material and energy costs, particularly, paraxylene and ethylene glycol. Included in the 2003 results is a $14 million gain in 2003 from an insurance settlement related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment

(Dollars in millions)	2004	2003	Change

External sales	$731	$635	15%
Volume effect			13%
Price effect			(2)%
Product mix effect			3%
Exchange rate effect			1%

Interdivisional sales	88	80	10%

Operating earnings	146	125	17%

Asset impairments and restructuring charges, net	--	1

External sales revenue increased $96 million. Increased sales volume had a positive impact of $83 million and improved product mix had a $17 million impact on revenue. The increase in sales volume and favorable shift in product mix were primarily attributable to acetyl chemicals in North America and acetate tow in the Asia Pacific region.

Operating earnings increased $21 million primarily due to increased sales volume that was partially offset by higher raw material and energy costs.

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment

(Dollars in millions)	2004	2003	Change

External sales	$121	$69	75%

Interdivisional sales	424	396	7%

Operating loss	(86)	(65)	(32)%

Asset impairments and restructuring charges, net	21	--

Other operating income	7	--

External sales revenue increased $52 million primarily due to the continuing implementation of third-party contracts at Cendian, the Company’s logistics subsidiary. The increase in interdivisional sales revenue for 2004 was primarily due to the increase in logistics services provided by Cendian to Eastman Division and Voridian Division business segments and the increase in sales volumes in those segments.

Operating losses increased $21 million primarily due to asset impairments and restructuring charges of $21 million mainly related to the restructuring of Cendian. Also included in 2004 operating results is a $7 million gain from the sale of Ariel, a wholly owned subsidiary and provider of chemical regulatory products and services.

In 2004, the operating results for the DB segment were below the Company’s expectations, primarily due to the inability of Cendian to achieve sufficient margins to offset operating costs. As a result, the Company announced Cendian will not be pursuing new customers or renewing contracts with existing customers, and the Company will

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

 reintegrate its logistics function. Reintegration is expected to be completed by the end of first quarter, 2005, which will result in elimination of associated interdivisional sales revenue.

The Company continues to view the majority of the SG&A and R&D costs within the DB segment as an extension of its R&D efforts, and management expects for 2005 that these combined R&D costs will be approximately 3 percent of revenue.

SUMMARY BY CUSTOMER LOCATION - 2004 COMPARED WITH 2003

Sales Revenue (excluding interdivisional sales)
(Dollars in millions)	2004	2003	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$3,723	$3,302	13%	6%	8%	(1) %	-- %
Europe, Middle East, and Africa	1,467	1,368	7%	(5) %	2%	1%	9%
Asia Pacific	785	643	22%	9%	6%	6%	1%
Latin America	605	487	24%	11%	11%	1%	1%
	$6,580	$5,800

The increase in sales revenue in the United States and Canada for 2004 compared to 2003 was primarily due to higher selling prices, particularly for the Polymers and PCI segment, which had a positive impact on sales revenue of $247 million. The higher selling prices mostly related to sales of intermediates chemicals, PET polymers, and polyethylene, and were primarily in response to increases in raw material and energy costs and high industry-wide capacity utilization. While the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment had a negative impact on sales revenue, overall higher sales volumes, particularly for the Polymers and PCI segment, had a positive impact on sales revenue of $192 million.

2004 sales revenue in Europe, the Middle East, and Africa increased compared to 2003 due to favorable shifts in foreign currency exchange rates which had a positive impact on sales revenue of $119 million, primarily due to the strengthening of the euro. 2004 sales volume declined 4% due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment. In all other segments, 2004 sales volumes increased compared to 2003.

2004 sales revenue in the Asia Pacific region increased significantly compared to 2003 primarily due to higher sales volume, particularly in the Fibers segment, which had a positive impact on sales revenue of $57 million. A favorable shift in product mix and higher selling prices, particularly for intermediates products in the PCI segment, contributed $42 million and $36 million, respectively, to sales revenue.

2004 sales revenue in Latin America increased significantly compared to 2003 primarily due to higher sales volumes and higher selling prices, primarily related to PET polymers, each of which had a positive impact on sales revenue of $55 million.

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

SUMMARY OF CONSOLIDATED RESULTS - 2003 COMPARED WITH 2002

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

Other factors impacting operating earnings for 2003 include:

•
a reduction in costs of approximately $40 million as a result of the previously reported change in vacation policy which was part of cost reduction measures implemented by the Company in the first quarter 2003;

•
a gain of approximately $14 million recognized in the earnings statement as a credit to cost of sales from the insurance settlement related to the previously disclosed 2002 operational disruptions at the Company’s Rotterdam, the Netherlands, and Columbia, South Carolina facilities;

•	increased pension and other post-employment benefits expense of approximately $25 million; and
•	lower depreciation and amortization expense of $30 million.

Operating results for 2002 were negatively impacted by several items:

•	approximately $39 million due to operational disruptions at the Company’s Columbia, South Carolina and Rotterdam, the Netherlands facilities;
•	costs pertaining to asset charges relating primarily to equipment dismantlement and other write-offs recorded in 2002 totaling approximately $17 million;
•	an unfavorable shift in product mix; and
•	asset impairments and restructuring charges totaling approximately $5 million (as described more fully below and in Note 15 to the Company’s consolidated financial statements).

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

An insurance settlement of approximately $14 million related to the previously reported 2002 operational disruptions at the Company’s plants in Rotterdam, the Netherlands, and Columbia, South Carolina had a positive impact on gross profit in 2003. In 2002, the same operational disruptions had a negative impact of $39 million. Both the charge in 2002 and the credit received in 2003 were reflected in cost of sales in the earnings statement of each year.

(Dollars in millions)	2003	2002	Change

Selling, General and Administrative Expenses	$414	$407	2%
Research and Development Expenses	173	159	9%
	$587	$566
As a percentage of sales	10.1%	10.6%

The increase in SG&A expenses for 2003 compared to 2002 was primarily due to higher costs associated with the Company’s growth initiatives, including the business-building efforts within the DB segment. R&D expenses for 2003 were higher compared to 2002 primarily due to the costs related to the Company’s increased efforts to develop certain operational efficiencies and efforts associated with new business initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

Impairments and restructuring charges totaled $523 million during 2003, consisting of non-cash asset impairments of $500 million and restructuring charges of $23 million. Effective January 1, 2004, certain commodity product lines were transferred from the Performance Chemicals and Intermediates (“PCI”) segment to the CASPI segment, which resulted in the reclassification of asset impairment and severance charges of approximately $42 million for 2003.

The following table summarizes the 2003 and 2002 charges:

(Dollars in millions)	2003	2002
Eastman Division Segments:
CASPI Segment:
Fixed asset impairments	$235	$2
Intangible asset impairments	175	--
Goodwill impairments	34	--
Severance charges	15	--
Site closure costs	3	3

PCI Segment:
Fixed asset impairments	55	(1)
Severance charges	2	--

SP Segment
Severance charges	1	--

Total Eastman Division	$520	$4

Voridian Division Segments:
Polymers Segment:
Fixed asset impairments	1	1
Severance charges	1	--

Fibers Segment:
Severance charges	1	--

Total Voridian Division	$3	$1

Total Eastman Chemical Company	$523	$5

Total asset impairments and restructuring charges, net	489	5
Total goodwill impairments	34	--

Total Eastman Chemical Company	$523	$5

2003

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The third quarter fixed asset impairment charges of approximately $234 million primarily related to assets associated with the above mentioned underperforming product lines, and primarily impacted manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. (“Lawter”), McWhorter Technologies, Inc. (“McWhorter”), and Chemicke Zavody Sokolov (“Sokolov”) acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

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

Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company defined “reporting units” as one level below the operating segment level and considered the criteria set forth in SFAS No. 142 in aggregating the reporting units. This resulted in the CASPI segment being deemed a single reporting unit. In the third quarter 2003, the reorganization of the operating structure within the CASPI segment resulted in new reporting units one level below the operating segment. Due to the change in strategy and lack of similar economic characteristics, these reporting units did not meet the criteria necessary for aggregation. As a result, the goodwill associated with the CASPI segment was reassigned to the new reporting units based upon relative fair values. The reporting unit that contained the above-mentioned product lines was assigned $34 million of goodwill out of the total CASPI segment goodwill of $333 million. Because the Company determined that this reporting unit could no longer support the carrying value of its assigned goodwill, the full amount of that goodwill was impaired. The fair value of the other reporting unit within CASPI was sufficient to support the carrying value of the remainder of the goodwill.

In the fourth quarter, the Company recognized fixed asset impairments and site closure costs of $1 million and $3 million, respectively. The fixed asset impairments relate to additional impairments associated with the CASPI reorganization, as discussed above. The site closure charges relate primarily to additional costs related to the closure of the Company’s Dusseldorf manufacturing site.

Other Segments

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

In the third and fourth quarter, the PCI segment incurred charges of $40 million related to the impairment of fixed assets used in performance chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. The fixed asset impairments charge related to assets located at the Kingsport, Tennessee facility.

In the fourth quarter 2003, an asset impairment charge of $1 million was recorded related to certain research and development assets classified as held for sale. The fair value of these assets was determined using the estimated proceeds from sale less cost to sell. These charges impacted the Polymers segment.

During 2003, the Company recognized $20 million in severance costs for the actual and probable employee separations from consolidation and restructuring activities in the CASPI segment and ongoing cost reduction efforts throughout the Company. These changes are reflected in CASPI, PCI, SP, Polymers, and Fibers segments of $15 million, $2 million, $1 million, $1 million, and $1 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2002

CASPI Segment

A change in estimate for site closure costs for Philadelphia, Pennsylvania and Portland, Oregon resulted in a $1 million credit to earnings in the third quarter. In the fourth quarter, the Company recognized restructuring charges of approximately $4 million related to closure of plants in Dusseldorf, Germany; Rexdale, Canada; and LaVergne, Tennessee; and additionally recognized an asset impairment charge of approximately $2 million related to certain other European assets.

Other Segments

In the fourth quarter, a net $1 million credit to earnings was recorded for the PCI segment due to a $2 million credit associated with previously impaired fine chemicals product lines assets, and a charge of $1 million related to impaired assets used in certain research and development activities.

During 2002, the Company recorded charges related to the write-down of underperforming polyethylene assets in the Polymers segment totaling approximately $1 million.

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

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

During 2003, terminations related to actual and probable involuntary separations totaled approximately 500 employees. As of the end of 2003, approximately 350 of these terminations had occurred, with the remaining primarily relating to previously announced consolidation and restructuring activities of certain European CASPI manufacturing sites that were completed in early 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Operating Expense

(Dollars in millions)	2003	2002

Other operating expense	$(33)	$--

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

Slightly higher gross interest costs for 2003 compared to 2002 reflected higher average debt levels due to bond offerings in June and November, with total proceeds of $495 million, in anticipation of the maturity of $500 million of 6 3/8% bonds due January 15, 2004, that were partially offset by lower average interest rates. For more information on the new bond issues and post year-end bond retirements, see Notes 7 and 10 to the Company’s consolidated financial statements.

Other (Income) Charges, net

(dollars in millions)	2003	2002

Other Income	$(28)	$(14)
Other Charges	18	16
Other (Income) Charges, net	$(10)	$2

Included in other income are the Company’s portion of earnings from its equity investments, gains on sales of non-operating assets, royalty income, net gains on foreign exchange transactions, and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, losses on sales of nonoperating assets, fees on securitized receivables, and other miscellaneous items.

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

Other income for 2002 primarily reflects $9 million of earnings from the Company’s equity investment in Genencor, net of a restructuring charge of $5 million. Additionally, other income included a net gain on foreign exchange transactions of $4 million. Other charges for 2002 primarily reflected a write-down to fair value of certain technology business venture investments due to other than temporary declines in value of $8 million and fees on securitized receivables of $4 million.

For more information on the Company’s equity investment in Genencor, see “Item 1 - Business - Investment in Genencor” and Note 5 to the Company’s consolidated financial statements.

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

SFAS No. 143

As required by SFAS No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003, the Company recognized existing asset retirement obligations adjusted for cumulative accretion to the date of adoption, asset retirement costs capitalized as an increase to the carrying amount of the associated long-lived asset and accumulated depreciation on those capitalized costs. As a result of adoption of this standard, the Company recognized an after-tax credit to earnings of $3 million during the first quarter 2003, primarily related to a reduction in certain environmental liabilities.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

SUMMARY BY OPERATING SEGMENT

EASTMAN DIVISION

CASPI Segment

(Dollars in millions)	2003*	2002*	Change

External Sales	$1,683	$1,601	5%
Volume effect			(5) %
Price effect			2%
Product mix effect			3%
Exchange rate effect			5%

Interdivisional sales	--	--	N/A

Operating earnings (loss)	(402)	51	N/A

Asset impairments and restructuring charges, net	462	5

Other operating income	(13)	--

* Sales revenue and operating earnings have been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.

2003 Compared With 2002

The increase in external sales revenue for 2003 compared to 2002 was primarily due to favorable shifts in foreign currency exchange rates, improved product mix, and slightly higher selling prices that more than offset a decrease in sales volume. Foreign currency exchange rates had a positive impact on sales revenue of $84 million primarily due to the strengthening of the euro. A favorable shift in product mix towards higher priced products had a positive impact on sales revenue of $48 million. Additionally, higher selling prices, as a result of increased raw material and energy costs had a positive impact on sales revenues of $34 million. The decline in sales volume, which had a negative impact on sales revenue of $82 million, was primarily attributable to forgoing sales of certain low-margin products and restructuring and divestiture actions that were taken during the year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for 2003 declined significantly compared to 2002 primarily due to the asset impairments and restructuring charges and goodwill impairments related to this segment of $462 million. Higher raw material and energy costs and lower sales volume, which were partially offset by higher selling prices, cost reduction measures, and the favorable impact of foreign currency exchange rates contributed to the decrease in operating earnings. Additionally, a gain of approximately $13 million from the sale of the segment’s colorant product lines contributed to earnings. For more information on the asset impairments and restructuring charges, see the discussion of impairments and restructuring charges above and in Note 15 to the Company’s consolidated financial statements.

PCI Segment

(Dollars in millions)	2003*	2002*	Change

External Sales	$1,098	$1,023	7%
Volume effect			(1) %
Price effect			7%
Product mix effect			-- %
Exchange rate effect			1%

Interdivisional sales	495	383	29%

Operating earnings (loss)	(45)	21	N/A

Asset impairments and restructuring charges, net	57	(1)

* Sales revenue and operating earnings have been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.

2003 Compared With 2002

The increase in external sales revenue for 2003 compared to 2002 was primarily attributable to higher selling prices and a favorable shift in foreign currency exchange rates. The increase in selling prices had a positive impact on sales revenue of $73 million and was primarily attributable to oxo chemical prices that increased in response to higher raw material and energy costs. Foreign currency exchange rates also had a positive impact on sales revenue of $12 million primarily due to the strengthening of the euro. The increase in interdivisional sales revenue for 2003 was primarily due to higher selling prices as a result of higher raw material and energy costs.

The decrease in operating earnings 2003 compared to 2002 was primarily due to asset impairments and restructuring charge of approximately $57 million. Additionally, higher raw material and energy costs were largely offset by higher selling prices and cost reduction measures. For more information on the asset impairments and restructuring charges see the discussion of impairments and restructuring charges above and Note 15 to the Company’s consolidated financial statements.

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

VORIDIAN DIVISION

Polymers Segment

(Dollars in millions)	2003	2002	Change

External Sales	$1,756	$1,510	16%
Volume effect			2%
Price effect			11%
Product mix effect			(1) %
Exchange rate effect			4%

Interdivisional sales	68	55	24%

Operating earnings (loss)	62	35	77%

Asset impairments and restructuring charges, net	2	1

2003 Compared With 2002

The increase in external sales revenue for 2003 compared to 2002 was primarily due to higher selling prices, for both PET polymers and polyethylene, which had a positive impact on sales revenue of $162 million. A favorable shift in foreign currency exchange rates, particularly for the euro, also had a positive impact on sales revenue of $60 million. Additionally, new industry capacity in North America that began production earlier in 2003 than the Company had anticipated, resulted in a smaller than expected increase in sales revenue from volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for 2003 increased compared to 2002 primarily due to a $14 million insurance settlement recorded as a credit to cost of sales in the earnings statement of 2003. This settlement partially offsets the $39 million in charges to the cost of sales in 2002 for the operational disruptions that occurred in Europe and the United States. Other factors impacting operating earnings included higher selling prices, for both PET polymers and polyethylene, and the positive impact of a favorable shift in foreign currency exchange rates, primarily for the euro. The positive shifts in selling prices and foreign currency exchange rates were more than offset by higher raw material and energy costs, added PET polymers capacity in North America, which negatively impacted volumes, and asset impairments and restructuring charges of $2 million.

Fibers Segment

(Dollars in millions)	2003	2002	Change

External Sales	$635	$642	(1) %
Volume effect			4%
Price effect			1%
Product mix effect			(9) %
Exchange rate effect			3%

Interdivisional sales	80	72	11%

Operating earnings	125	133	(6) %

Asset impairments and restructuring charges, net	1	--

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

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment

(Dollars in millions)	2003	2002	Change

External Sales	$69	$16	>100%

Interdivisional sales	$396	$330	20%

Operating loss	$(65)	$(70)	7%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating results for the DB segment improved in 2003 compared to 2002, primarily due to improved operating performance at Cendian that was partially offset by higher costs associated with other growth initiatives.

SUMMARY BY CUSTOMER LOCATION - 2003 COMPARED WITH 2002

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2004	2003	2002

Net cash provided by (used in):
Operating activities	$494	$244	$801
Investing activities	(148)	(160)	(467)
Financing activities	(579)	397	(323)
Net change in cash and cash equivalents	$(233)	$481	$11

Cash and cash equivalents at end of period	$325	$558	$77

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities increased $250 million in 2004 compared to 2003 primarily as a result of changes in employee benefits and incentive pay liabilities as cash funding for U.S. defined benefit pension plans decreased $235 million. Increased net earnings in 2004 were due to higher gross margins and lower asset impairment charges, which were partially offset by changes in working capital, primarily accounts receivable.

Cash provided by operating activities in 2003 decreased $557 million compared to 2002 primarily as a result of changes in employee benefits and incentive pay liabilities which had a year-over-year impact of $295 million on cash flows from operations. This impact largely reflected the change in the Company’s contributions to its U.S. defined benefit pension plans which were $238 million in 2003 versus $3 million in 2002. In addition, changes in working capital, primarily accounts receivable, reduced year-over-year cash provided from operations by $123 million. The remaining decrease related to changes in other items.

Cash used in investing activities in 2004 decreased $12 million compared to 2003. In 2004, the Company sold certain businesses and product lines in its CASPI segment as well as Ariel, resulting in total net proceeds of $127 million. In 2003, the Company sold its high-performance crystalline plastics assets and its colorant product lines and related assets for $70 million. The Company used an additional $18 million for additions to properties and equipment in 2004 as compared to 2003. In 2003, the Company received a return of a deposit of approximately $15 million.

Cash used in investing activities in 2003 decreased $307 million compared to 2002. In addition to the $70 million in proceeds from sales of assets in 2003 described above, additions to properties and equipment decreased $197 million in 2003. This decrease is primarily due to the 2002 purchase of $161 million of certain machinery and equipment previously utilized under an operating lease. Cash used in investing activities in 2003 and 2002 also reflects other small acquisitions.

Cash used in financing activities in 2004 totaled $579 million and reflects the January 2004 repayment of $500 million of 6 3/8% notes and a decrease in commercial paper and credit facility borrowings of $50 million, offset by cash from stock option exercises of $77 million. Cash provided by financing activities in 2003 totaled $397 million primarily due to proceeds from long term borrowings of $495 million and an increase in commercial paper borrowings of $39 million. Cash used in financing activities in 2002 reflected a significant decrease in commercial paper and short-term borrowings attributable to the use of proceeds from long-term debt issued during 2002 and the use of cash generated from operations to repay indebtedness. The payment of dividends is also reflected in all periods.

The significant increase in cash and cash equivalents at the end of 2003 compared to 2002 is due to the issuance of two long-term notes in 2003 in anticipation of the maturity of $500 million of 6 3/8% notes due January 2004. As described above, the debt was paid in January 2004.

In 2005, priorities for use of available cash will be to pay the dividend, reduce outstanding borrowings and fund targeted growth initiatives. On January 27, 2005, the Company announced that it has entered into an agreement with Danisco A/S under which Danisco will acquire all of Eastman’s equity interest in Genencor for $419 million in cash as part of Danisco’s acquisition of all the outstanding common stock of Genencor. Closing of this sale, which is subject to satisfaction of certain customary conditions, is targeted for first quarter 2005 and is expected to be completed by May 31, 2005.

Liquidity

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of December 31, 2004, 2003 and 2002. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in April 2009, the Company has the ability to refinance commercial paper borrowings on a long-term basis. Therefore, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings. At December 31, 2004, the Company’s commercial paper and revolving credit facility borrowings totaled $146 million at an effective interest rate of 2.98%. At December 31, 2003, the Company's commercial paper borrowings were $196 million at an effective interest rate of 1.85%.

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

The Company contributed $3 million to its U.S. defined benefit pension plans during 2004. The Company anticipates that additional funding of between $40 and $60 million may be required in 2005.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements including those requirements related to the normal seasonal increase in working capital expected in the first half of the year. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw materials availability and cost, demand for and pricing of Eastman’s products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below. Furthermore, the Company believes maintaining a financial profile consistent with an investment grade company is important to its long term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $248 million, $230 million, and $427 million for 2004, 2003 and 2002, respectively. Capital expenditures for 2002 include $161 million related to the purchase of certain machinery and equipment previously utilized under an operating lease. The Company expects that 2005 capital spending will be approximately $340 million to $360 million which will exceed estimated 2005 depreciation and amortization of $310 million. In 2005, the Company will pursue projects that include the new PET facility in South Carolina, utilizing IntegRex technology, as well as other growth initiatives

Other Commitments

At December 31, 2004, the Company’s obligations related to notes and debentures totaled approximately $1.9 billion to be paid over a period of 25 years. Other borrowings, related primarily to credit facility borrowings, totaled approximately $146 million.

The Company had various purchase obligations at December 31, 2004 totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $183 million over a period of several years. Of the total lease commitments, approximately 20% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55% relate to real property, including office space, storage facilities and land; and approximately 25% relate to railcars.

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2004 totaled $90 million and consisted primarily of leases for railcars, company aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition, the Company had other liabilities at December 31, 2004 totaling approximately $1.3 billion related to pension, retiree medical, and other postemployment obligations.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Commercial Paper and Other Borrowings	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2005	$1	$--	$279	$43	$144	$467
2006	4	--	274	34	146	458
2007	--	--	271	26	156	453
2008	250	--	166	15	118	549
2009	12	146	161	13	71	403
2010 and beyond	1,649	--	776	52	653	3,130
Total	$1,916	$146	$1,927	$183	$1,288	$5,460

 (a) Amounts represent the current estimated cash payments to be made by the Company for pension and other post-employment benefits in the periods indicated. The amount and timing of such payments is dependent upon interest rates, health care trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company.

On January 15, 2004, the Company retired $500 million of 6 3/8% notes due in 2004.

The Company also had outstanding guarantees at December 31, 2004. Additional information related to these guarantees is included in Note 10 to the Company’s consolidated financial statements.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at December 31, 2004 totaled $90 million and consisted primarily of leases for railcars, company aircraft, and other equipment.

As described in Note 5 to the Company’s consolidated financial statements, Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at its Kingsport, Tennessee plant. Eastman also owns a 50% interest in Nanjing Yangzi Eastman Chemical Ltd, a company which manufactures certain products for the adhesives market. The Company guarantees up to $125 million and $6 million, respectively, of the principal amount of these joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

As described in Note 10 to the Company’s consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2004 and 2003. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

The Company did not have any other material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

narrow or limited purposes. Thus, Eastman is not materially exposed to any financing, liquidity, market, or credit risk related to the above or any other such relationships.

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at December 31, 2004. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

In conjunction with the sale of certain businesses and product lines in the CASPI segment as discussed in Note 17 to the consolidated financial statements, the Company accepted a variable interest in the form of a $50 million note receivable. The Company has evaluated the material relationships with the purchasing entity and concluded the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the $50 million book value of the note receivable and unpaid interest, if any.

Guarantees and claims also arise during the ordinary course of business from relationships with suppliers, customers, and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2004, 2003 and 2002. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes. In the first quarter 2002, the Company issued 126,614 previously repurchased shares as the annual Company contribution to the Eastman Investment and Employee Stock Ownership Plan.

Dividends

The Company declared cash dividends of $0.44 per share in the fourth quarters 2004, 2003 and 2002 and a total of $1.76 per share in 2004, 2003 and 2002.

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes of which the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the Federal Resource Conservation and Recovery Act. Adequate

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

reserves for environmental contingencies have been established in accordance with Eastman’s policies as described in Note 1 to the Company’s consolidated financial statements. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $25 million to the maximum of $45 million at December 31, 2004.

In addition to remediation activities, the Company establishes reserves for closure/postclosure costs associated with the environmental assets it maintains. Environmental assets include but are not limited to landfills, water treatment facilities, and ash ponds. When these types of assets are constructed, a reserve is established for the anticipated future environmental costs associated with the closure of the site asset based on its expected life. These future expenses are charged into earnings over the estimated useful life of the assets. Reserves related to environmental assets accounted for approximately 55% of the total environmental reserve at December 31, 2004. Currently, the Company’s environmental assets are expected to be no longer useable at various different times over the next 50 years. If the Company were to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company’s financial condition and results of operations. The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

At December 31, 2004 and 2003, the Company had recognized environmental contingencies of approximately $56 million and $61 million, respectively, representing the minimum or best estimate for remediation costs and, for closure/postclosure costs, the amount accrued to date over the facilities’ estimated useful lives.

The Company's estimated cash expenditures related to environmental protection and improvement were approximately $184 million, $187 million, and $195 million in 2004, 2003, and 2002, respectively. Cash expenditures estimated for 2005 are expected to remain at approximately $190 million. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of capital expenditures for environmental control facilities.

INFLATION

In recent years, inflation has not had a material adverse impact on Eastman's costs. The cost of raw materials is generally based on market price, although derivative financial instruments may have been utilized, as appropriate, to mitigate short-term market price fluctuations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”. The standard adopts the International Accounting Standards Board’s view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Statement clarifies the meaning of the term 'normal capacity'. The provisions of this Statement will be effective for inventory costs incurred during fiscal

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

years beginning after June 15, 2005. The Company is currently evaluating the effect SFAS No. 151 will have on its consolidated financial position, liquidity, or results from operations.

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29”. SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This Statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance as defined by the Statement. In addition, the Board decided to retain the guidance for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect SFAS No. 153 will have on its consolidated financial position, liquidity, or results from operations.

In December, 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The provisions of this Statement will be effective for the Company as of the first reporting period beginning after June 15, 2005

SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for the award of equity instruments based upon a grant date fair value using values obtained from public markets where such instruments are traded, or if not available, a mathematical pricing model. The cost is recognized over the period during which the employee is required to provide services in exchange for the award. Effective with implementation, the Company will reflect this cost in its financial statements as a component of net income and earnings per share. Prior to implementation, public companies had the choice of early adoption of the standard or to continue reporting under the current requirements of APB Opinion No. 25 and to provide pro forma disclosure of this cost within the category of Significant Accounting Policies as a footnote to the financial statements. The Company is currently reporting under APB No. 25 until implementation in third quarter 2005.

Due to the concern for comparability of financial statements of prior years, SFAS No. 123R provides for two methods of implementation: (1) Modified Prospective Application and (2) Modified Retrospective Application. Modified Prospective Application provides for adoption of fair value cost recognition to all new, modified, repurchased, or cancelled awards after the effective date of the standard without retrospective application to prior interim and annual fiscal periods. The Modified Retrospective Application method provides for retrospective application to either the current fiscal year interim periods only or all prior years for which comparative financial statements are provided. While the Company has not yet decided which method of implementation will be selected, adequate disclosure of all comparative fiscal periods covered by financial statements will comply with requirements of the SFAS 123R.

OUTLOOK

For 2005, the Company expects:

•	that historically high raw material and energy costs will continue throughout much of 2005, and that the Company will continue to implement price increases intended to offset these higher costs;

•	strong volumes will continue in 2005 due to a strengthening economy, continued substitution of Eastman products for other materials, and new applications for existing products;

•	earnings improvement through discipline in pricing practices, a continued focus on profitable businesses and continued cost control initiatives;

•	that pension and other postemployment benefit expenses in 2005 will be similar to 2004 levels;

•	to contribute between $40 and $60 million to the Company’s U.S. defined benefit pension plans in 2005;

•	net interest expense to decrease compared to 2004 as a result of anticipated lower average borrowings;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	that SG&A and R&D costs within the DB segment combined with other R&D costs will be approximately 3 percent of revenue;

•	the effective tax rate to be approximately 30 percent, and certain tax benefits from the extraterritorial income exclusion to continue through 2005 or be offset;

•
to continue to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidations of product lines as it continues to focus on profitability, primarily in Eastman Division;

•
capital expenditures to increase to between $340 and $360 million and exceed estimated depreciation and amortization of $310 million; in 2005, the Company will pursue projects that include the new PET facility in South Carolina, utilizing IntegRex technology, as well as other targeted growth initiatives;

•	to complete the previously announced sale of Eastman’s equity interest in Genencor to Danisco A/S targeted for first quarter 2005 with expected completion no later than May 31, 2005; and

•	that priorities for use of available cash will be to pay the quarterly cash dividend, reduce outstanding borrowings, and fund targeted growth initiatives.

See “Forward-Looking Statements and Risk Factors below.”

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Annual Report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual assets and products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those in any such forward-looking statements:

•
The Company has deferred tax assets related to capital and operating losses. The Company establishes valuation allowances to reduce these deferred tax assets to an amount that is more likely than not to be realized. The Company’s ability to utilize these deferred tax assets depends on projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income and tax planning strategies could result in adjustments to these assets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	The Company is endeavoring to exploit growth opportunities in certain core businesses by developing new products, expanding into new markets, and tailoring product offerings to customer needs. There can be no assurance that such efforts will result in financially successful commercialization of such products or acceptance by existing or new customers or new markets.

•
The Company has made, and intends to continue making, strategic investments and enter into strategic alliances in technology, services businesses, and other ventures in order to build, diversify, and strengthen certain Eastman capabilities and to maintain high utilization of manufacturing assets. There can be no assurance that such investments will achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.

•
The Company owns assets in the form of equity in other companies, including joint ventures, technology investments and Genencor. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded.  In addition, there can be no assurance that such investments will achieve the intended underlying strategic business objectives.

•
The Company has entered into an agreement with Danisco A/S under which Danisco will acquire all of Eastman's equity interest in Genencor as part of Danisco's acquisition of all the outstanding common stock of Genencor.  In addition to being subject to the satisfaction of certain customary conditions, closing of the sale is also subject to the risk and uncertainties typically associated with such a public change-in-control transaction.  There can be no assurance that the sale will close in a timely manner or at all.  If the sale is not completed, available cash, and the Company's priority for use thereof, would be adversely impacted.

•
The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

•
In addition to productivity and cost reduction initiatives, the Company is striving to improve margins on its products through price increases where warranted and accepted by the market; however, the Company's earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material and energy costs, or have a negative impact on demand and volume. There can be no assurances that price increases will be realized or will be realized within the Company’s anticipated timeframe.

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

•
While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are impacted by plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
The Company's competitive position in the markets in which it participates is, in part, subject to external factors in addition to those that the Company can impact.  For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

•
The Company has an extensive customer base; however, loss of certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers.  In addition, the Company's competitive position may be adversely impacted by low cost competitors in certain regions and customers developing internal or alternative sources of supply.

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

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the Company in this Annual Report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings are predominately U.S. dollar denominated. The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors. For 2004 and 2003, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous parallel relative shift in interest rates of 10% were approximately $91 million and $119 million, respectively, and an additional $10 million for each one percentage point change in interest rates thereafter. This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows denominated in foreign currencies are exposed to changes in foreign currency exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than two years and denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes. For 2004, the market risks associated with forward exchange contracts utilizing a modified Black-Scholes option pricing model and a 10% adverse move in the U.S. dollar relative to each foreign currency hedged by the Company were approximately $15 million and an additional $1.4 million for each additional one percentage point adverse change in foreign currency exchange rates. At December 31, 2003, the Company had no outstanding forward exchange contracts or currency options. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials. To mitigate short-term fluctuations in market prices for certain commodities, principally propane and natural gas, the Company enters into forwards and options contracts. For 2004 and 2003, the market risks associated with feedstock options and natural gas swaps assuming an instantaneous parallel shift in the underlying commodity price of 10% were $1 million and $4 million, respectively, and an additional $0.1 million and $0.3 million for each one percentage point move in closing prices thereafter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman appearing on pages 77 through 120. Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who were responsible for conducting their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Their report is included herein.

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

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eastman Chemical Company

We have completed an integrated audit of Eastman Chemical Company’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 125 present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) (2) on page 125 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 23 to the consolidated financial statements, on January 1, 2003 Eastman Chemical Company adopted Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," and on January 1, 2002, adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 14, 2005

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
COMPREHENSIVE INCOME (LOSS) and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2004	2003	2002
Earnings (Loss)
Sales	$6,580	$5,800	$5,320
Cost of sales	5,602	4,990	4,541
Gross profit	978	810	779

Selling, general and administrative expenses	450	414	407
Research and development expenses	154	173	159
Asset impairments and restructuring charges, net	206	489	5
Goodwill impairments	--	34	--
Other operating income	(7)	(33)	--
Operating earnings (loss)	175	(267)	208

Interest expense, net	115	124	122
Other (income) charges, net	(4)	(10)	2
Earnings (loss) before income taxes and cumulative effect of change in accounting principles	64	(381)	84
Provision (benefit) for income taxes	(106)	(108)	5

Earnings (loss) before cumulative effect of change in accounting principles	170	(273)	79
Cumulative effect of change in accounting principles, net	--	3	(18)
Net earnings (loss)	$170	$(270)	$61

Earnings (loss) per share
Basic
Before cumulative effect of change in accounting principles	$2.20	$(3.54)	$1.02
Cumulative effect of change in accounting principles, net	--	0.04	(0.23)
Net earnings (loss) per share	$2.20	$(3.50)	$0.79

Diluted
Before cumulative effect of change in accounting principles	$2.18	$(3.54)	$1.02
Cumulative effect of change in accounting principles, net	--	0.04	(0.23)
Net earnings (loss) per share	$2.18	$(3.50)	$0.79

Comprehensive Income (Loss)
Net earnings (loss)	$170	$(270)	$61
Other comprehensive income (loss)
Change in cumulative translation adjustment	36	150	102
Change in minimum pension liability, net of tax	(6)	19	(145)
Change in unrealized gains (losses) on derivative instruments, net of tax	(12)	5	1
Change in unrealized gains (losses) on investments, net of tax	--	--	(2)
Total other comprehensive income (loss)	18	174	(44)
Comprehensive income (loss)	$188	$(96)	$17

Retained Earnings
Retained earnings at beginning of period	$1,476	$1,882	$1,956
Net earnings (loss)	170	(270)	61
Cash dividends declared	(137)	(136)	(135)
Retained earnings at end of period	$1,509	$1,476	$1,882

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except per share amounts)	December 31,
Assets	2004	2003
Current assets
Cash and cash equivalents	$325	$558
Trade receivables, net of allowance of $15 and $28	675	614
Miscellaneous receivables	104	87
Inventories	582	698
Other current assets	82	53
Total current assets	1,768	2,010

Properties
Properties and equipment at cost	9,628	9,861
Less: Accumulated depreciation	6,436	6,442
Net properties	3,192	3,419

Goodwill	314	317
Other intangibles, net of accumulated amortization of $2 and $59	25	33
Other noncurrent assets	573	465
Total assets	$5,872	$6,244

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,098	$973
Borrowings due within one year	1	504
Total current liabilities	1,099	1,477

Long-term borrowings	2,061	2,089
Deferred income tax liabilities	210	316
Postemployment obligations	1,145	1,140
Other long-term liabilities	173	179
Total liabilities	4,688	5,201

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value- 350,000,000 shares authorized; shares issued -87,125,532 and 85,177,467 for 2004 and 2003, respectively)	1	1
Additional paid-in capital	210	122
Retained earnings	1,509	1,476
Accumulated other comprehensive loss	(103)	(121)
	1,617	1,478
Less: Treasury stock at cost (7,911,546 and 7,933,646 shares for 2004 and 2003, respectively)	433	435

Total stockholders’ equity	1,184	1,043

Total liabilities and stockholders’ equity	$5,872	$6,244

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2004	2003	2002

Cash flows from operating activities
Net earnings (loss)	$170	$(270)	$61

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	322	367	397
Cumulative effect of change in accounting principles, net	--	(3)	18
Asset impairments	140	500	9
Gains on sale of assets	(8)	(33)	--
Provision (benefit) for deferred income taxes	(136)	(137)	95
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(133)	(46)	70
(Increase) decrease in inventories	18	41	(41)
Increase (decrease) in trade payables	49	(2)	87
Increase (decrease) in liabilities for employee benefits and incentive pay	71	(214)	81
Other items, net	1	41	24

Net cash provided by operating activities	494	244	801

Cash flows from investing activities
Additions to properties and equipment	(248)	(230)	(427)
Proceeds from sale of assets	127	71	9
Additions to capitalized software	(14)	(15)	(18)
Other items, net	(13)	14	(31)

Net cash used in investing activities	(148)	(160)	(467)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other short-term borrowings	(19)	39	(573)
Proceeds from long-term borrowings	--	495	394
Repayment of borrowings	(500)	(5)	(8)
Dividends paid to stockholders	(137)	(136)	(135)
Proceeds from stock option exercises and other items	77	4	(1)
Net cash provided by (used in) financing activities	(579)	397	(323)

Net change in cash and cash equivalents	(233)	481	11

Cash and cash equivalents at beginning of period	558	77	66

Cash and cash equivalents at end of period	$325	$558	$77

The accompanying notes are an integral part of these consolidated financial statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman ("Eastman" or the "Company") are prepared in conformity with accounting principles generally accepted in the United States of America and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and readily marketable securities with maturities of three months or less at the purchase date.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts (the "allowances") for estimated losses resulting from the inability of its customers to make required payments. The allowances are based on the number of days an individual receivable is delinquent and management’s regular assessment of the financial condition of the Company’s customers. The Company considers that a receivable is delinquent if it is unpaid after the terms of the related invoice have expired. The Company evaluates the allowance based on a monthly assessment of the aged receivables. Writeoffs are done at the time a customer receivable is deemed uncollectible.

Inventories

Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States by the last-in, first-out ("LIFO") method. The cost of all other inventories, including inventories outside the United States, is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method. The Company writes down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service. Capitalized software in 2004, 2003 and 2002, was approximately $14 million, $15 million, and $18 million, respectively. During those same periods, approximately $18 million, $23 million, and $23 million, respectively, of previously capitalized costs were amortized. At December 31, 2004 and 2003, the unamortized capitalized software costs were $29 million and $33 million, respectively.

Impaired Assets

The Company evaluates the carrying value of long-lived assets to be held and used, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse change in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the projected cash flows discounted at a rate commensurate with the risk involved or by appraisal.  Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for disposal costs.

The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. The provisions of SFAS No. 142 require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The carrying value of goodwill and indefinite lived intangibles is considered impaired when their fair value, as established by appraisal or based on undiscounted future cash flows of certain related products, is less than their carrying value. The Company conducts its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

Investments

The consolidated financial statements include the accounts of the Company and all its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100%, the outside stockholders’ interests are included in other long-term liabilities.

Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis. Under the equity method of accounting, these investments are included in other noncurrent assets. Eastman's negative investment in Primester, described in Note 5, is included in other long-term liabilities. The Company includes its share of earnings and losses of such investments in other income and charges and its share of other comprehensive income (loss) in the appropriate component of other accumulated comprehensive income (loss) in stockholders’ equity.

Marketable securities held by the Company, currently common or preferred stock, are deemed by management to be available-for-sale and are reported at fair value, with net unrealized gains or losses reported as a component of other accumulated comprehensive income (loss) in stockholders' equity. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of securities. The Company includes these investments in other noncurrent assets.

Other equity investments, for which fair values are not readily determinable, are carried at historical cost and are included in other noncurrent assets.

The Company records an investment impairment charge when it believes an investment, accounted for by the Company as a marketable security or recorded at historical cost, has experienced a decline in value that is other than temporary.

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

The Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to land fills, water treatment facilities, and ash ponds. When these types of assets are constructed, a reserve is established for the future environmental costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets. These future expenses are charged into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to 50 years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, the future expenses to be charged into earnings could increase or decrease.

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

For additional information see Note 11 and Schedule II, “Valuation and Qualifying Accounts.”

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

The Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options and forwards to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the British pound, Canadian dollar, euro, and the Japanese yen). To mitigate short-term fluctuations in market prices for propane and natural gas (major raw materials and energy used in the manufacturing process), the Company enters into forwards and options contracts. From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

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

Deferred currency option premiums are generally included in other assets. The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire and forward exchange contracts mature.

Litigation and Contingent Liabilities

The Company’s operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred.

Revenue Recognition and Customer Incentives

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company records estimated obligations for customer programs and incentive offerings, which consist primarily of revenue or volume-based amounts that a customer must achieve over a specified period of time, as a reduction of revenue to each underlying revenue transaction as the customer progresses toward reaching goals specified in incentive agreements. These estimates are based on a combination of forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, and Eastman’s knowledge of customer purchasing habits, and industry pricing practice. The incentive payment rate may be variable, based upon the customer reaching higher sales volume or revenue levels over a specified period of time in order to receive an agreed upon incentive payment.

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue. Shipping and handling costs incurred are recorded in cost of sales.

Restructuring of Operations

The Company records restructuring charges incurred in connection with consolidation of operations, exited business lines, or shutdowns of specific sites that are expected to be substantially completed within 12 months. These restructuring charges are recognized as incurred, and are associated with site closures, legal and environmental matters, demolition, contract terminations, or other costs directly related to the restructuring. The Company records severance charges for involuntary employee separations when the separation is probable and reasonably estimable. The Company records severance charges for voluntary employee separations ratably over the remaining service period of those employees.

Stock-based Compensation

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," Eastman continues to apply intrinsic value accounting for its stock option plans. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Eastman has adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123.” The Company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for awards under Eastman’s plans are disclosed below.

The Company applies intrinsic value accounting for its stock option plans. If the Company had elected to recognize compensation expense based upon the fair value at the grant dates for awards under these plans, the Company's net earnings (loss) and earnings (loss) per share would have been reduced as follows:

(Dollars and shares in millions, except per share amounts)		2004	2003	2002

Net earnings (loss), as reported		$170	$(270)	$61

Add: Stock-based employee compensation expense included in net earnings, as reported		1	1	1

Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings (loss) under fair value method		6	11	12
Pro forma net earnings (loss)		$165	$(280)	$50

Basic earnings (loss) per share	As reported	$ 2.20	$(3.50)	$0.79
	Pro forma	$ 2.13	$(3.62)	$0.65

Diluted earnings (loss) per share	As reported	$2.18	$(3.50)	$ 0.79
	Pro forma	$2.12	$(3.62)	$0.65

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

Reclassifications

The Company has reclassified certain 2003 and 2002 amounts to conform to the 2004 presentation.

2.
2.	INVENTORIES

	December 31,
(Dollars in millions)	2004	2003

At FIFO or average cost (approximates current cost)
Finished goods	$570	$583
Work in process	171	175
Raw materials and supplies	196	228
Total inventories	937	986
LIFO Reserve	(355)	(288)
Total inventories	$582	$698

Inventories valued on the LIFO method were approximately 65% of total inventories in each of the periods.

3.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2004	2003
Properties at Cost
Balance at beginning of year	$9,861	$9,660
Capital expenditures	248	230
Deductions	(481)	(29)
Balance at end of year	$9,628	$9,861

Properties
Land	$52	$77
Buildings and building equipment	888	953
Machinery and equipment	8,599	8,710
Construction in progress	89	121
Balance at end of year	$9,628	$9,861

Accumulated Depreciation
Balance at beginning of year	$6,442	$5,907
Provision for depreciation	302	334
Fixed asset impairments	134	291
Deductions	(442)	(90)
Balance at end of year	$6,436	$6,442

Construction-period interest of $348 million and $347 million, reduced by accumulated depreciation of $237 million and $224 million, is included in cost of properties at December 31, 2004 and 2003, respectively. Interest capitalized during 2004, 2003 and 2002 was $3 million, $3 million, and $4 million, respectively.

Depreciation expense was $302 million, $334 million and $358 million, for 2004, 2003 and 2002, respectively.

Deductions primarily relate to the sale of certain businesses and product lines and related assets in the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”). segment as discussed in Note 17.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to impairments and accumulated amortization.

	As of December 31, 2004		As of December 31, 2003
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets
Developed technology	$2	$2	$38	$6
Customer lists	3	1	23	6
Patents	8	8	--	--
Other	--	--	6	2
Total	$$13	$11	$67	$14

Indefinite-lived intangible assets
Trademarks		14		19

Other intangible assets		$25		$33

In the second quarter 2004, the Company recognized approximately $6 million in intangible asset impairment charges related to assets held for sale. The assets were part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. The charges reflect adjustment of the recorded values of these assets to the expected sales proceeds.

Changes in the carrying amount of goodwill follow:
(Dollars in millions)	CASPI Segment	Other Segments	Total Eastman Chemical

Reported balance at December 31, 2002	$335	$9	$344
Impairment of goodwill	(34)	--	(34)
Foreign currency translation effect and adjustments	7	--	7
Reported balance at December 31, 2003	$308	$9	$317
Divestitures	--	(3)	(3)
Reported balance at December 31, 2004	$308	$6	$314

Additional information regarding the impairment of intangibles and goodwill and the adoption of SFAS No. 142 is available in Note 15 and Note 23.

Amortization expense for definite-lived intangible assets was approximately $2 million, $10 million, and $16 million, respectively, for 2004, 2003, and 2002. Estimated amortization expense for the five succeeding years is approximately $1 million per year.

5.	EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

As of December 31, 2004, Eastman owned 25 million shares, or approximately 42%, of the outstanding common shares of Genencor International, Inc. ("Genencor"), a publicly traded biotechnology company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets, and a developer of integrated genomics technology. This investment is accounted for under the equity method and is included in other noncurrent assets. At December 31, 2004 and 2003, the Company’s investment in Genencor, including preferred stock and accumulated dividends receivable, was $242 million and $221 million, respectively. At December 31, 2004, the fair market value of the Company’s common stock investment in Genencor was $16.40 per share or $410 million. See Note 24 for further information regarding the intended disposition of this investment.

Summarized financial information for Genencor is shown on a 100 percent basis.

(Dollars in millions)	2004	2003	2002

Revenues	$410	$383	$350
Costs of products sold	226	207	186
Net earnings (loss)	26	23	6

Statement of Financial Position Data

Current assets	$371	$325
Noncurrent assets	381	387
Total assets	752	712
Current liabilities	114	102
Noncurrent liabilities	73	98
Total liabilities	187	200
Redeemable preferred stock	184	177

Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at its Kingsport, Tennessee plant. This investment is accounted for under the equity method. The Company guarantees up to $125 million of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. Eastman had a negative investment in the joint venture of approximately $40 million at December 31, 2004 and 2003, representing the recognized portion of the venture's accumulated deficits that it has a commitment to fund as necessary. Such amounts are included in other long-term liabilities. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992, and 1993. Eastman has amortized the deferred credit to earnings over the 10-year period of the utilities and plant services contract, which concluded in April 2004.

Eastman owns a 50% interest in Nanjing Yangzi Eastman Chemical Ltd. (“Nanjing”), a company which manufactures Eastotac™ hydrocarbon tackifying resins for the adhesives market. This joint venture is accounted for under the equity method and is included in other noncurrent assets. The Company guarantees up to $6 million of the principal amount of the joint venture's third-party borrowings; however, management believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. At December 31, 2004 and 2003, the Company’s investment in Nanjing was approximately $4 million and $3 million, respectively.

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2004	2003

Trade creditors	$474	$478
Accrued payrolls, vacation, and variable-incentive compensation	124	135
Accrued taxes	94	63
Interest payable	34	45
Current portion of U.S. defined benefit pension plan liabilities	61	--
Bank overdrafts	40	22
Other	271	230
Total	$1,098	$973

The current portion of U.S. defined benefit pension plan liabilities is an estimate of the Company’s anticipated funding through December 31, 2005.

7.	BORROWINGS

	December 31,
(Dollars in millions)	2004	2003

Borrowings consisted of:
6 3/8% notes due 2004	$--	$504
3 1/4% notes due 2008	250	250
6.30% notes due 2018	253	249
7% notes due 2012	399	394
7 1/4% debentures due 2024	497	496
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper and credit facility borrowings	146	196
Other	20	7
Total borrowings	2,062	2,593
Borrowings due within one year	(1)	(504)
Long-term borrowings	$2,061	$2,089

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of December 31, 2004, 2003, and 2002. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2009, the commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis. At December 31, 2004, the Company’s commercial paper and revolving credit facility borrowings were $146 million at an effective interest rate of 2.98%. At December 31, 2003, the Company's commercial paper borrowings were $196 million at an effective interest rate of 1.85%.

On January 15, 2004, the Company repaid at maturity $500 million of notes bearing interest at 6 3/8% per annum. These notes were reflected in borrowings due within one year in the Consolidated Statements of Financial Position at December 31, 2003. These notes were repaid with cash generated from business activities, new long-term borrowings, and available short-term borrowing capacity.

In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $250 million of the $400 million 7% notes due in 2012 to variable rates. In the second quarter of 2004, the Company entered into interest rate swaps that converted the effective interest rate of $100 million of the $400 million 7% notes due in 2012 to variable rates. The average rate on the variable portion was 5.18% at December 31, 2004 and 3.69% at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an increase of $5 million in long-term borrowings and other noncurrent assets at December 31, 2004. The fair values of the interest rate swaps were an asset of $2 million at December 31, 2004 and a liability of $3 million at December 31, 2003.

In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $150 million of the $250 million 6.30% notes due in 2018 to variable rates such that the average rate on the variable portion was 3.71% at December 31, 2004 and 2.15% at December 31, 2003. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an increase of approximately $4 million in long-term borrowings and other noncurrent assets at December 31, 2004. The fair values of the interest rate swaps were assets of $5 million and $1 million at December 31, 2004, and December 31, 2003, respectively.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2004		December 31, 2003
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$2,061	$2,300	$2,089	$2,247

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

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options and forwards to hedge probable anticipated, but not yet committed, export sales transactions expected within no more than five years and denominated in foreign currencies (principally the British pound, Canadian dollar, euro and the Japanese yen). These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which the hedged transaction affects earnings.

•	Commodity Hedging

Raw materials and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors. To mitigate short-term fluctuations in market prices for propane and natural gas, the Company enters into forwards and options contracts. These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings. In evaluating effectiveness, the Company excludes the time value of certain options.

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

At December 31, 2004, mark-to-market losses from raw material, currency, energy and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $8 million. If realized, substantially all of this loss will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts had a negative $5 million impact on earnings during 2004.

At December 31, 2003, mark-to-market gains from raw material, energy, and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $4 million. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are recognized in cost of sales or other income and charges immediately. Such amounts did not have a material impact on earnings during 2003.

9.	RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Prior to 2000, benefits were calculated using a defined benefit formula based on age, years of service, and employee’s final average compensation as defined in the plans. Effective January 1, 2000, the defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended. Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service and final average compensation as defined in the plans. The amended defined benefit pension plan uses a pension equity formula based on age, years of service and final average compensation to calculate an employee's retirement benefit from January 1, 2000 forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.

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

Below is a summary balance sheet of the change in plan assets during 2004 and 2003, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a Summary of Benefit Costs. The assumptions used to develop the projected benefit obligation for the Company's significant defined benefit pension plans are also provided in the following tables.

Summary Balance Sheet

(Dollars in millions)	2004	2003

Change in benefit obligation:
Benefit obligation, beginning of year	$1,346	$1,222
Service cost	41	42
Interest cost	82	84
Actuarial loss	56	94
New plans	11	28
Plan amendments	11	--
Effect of currency exchange	17	10
Benefits paid	(182)	(134)
Benefit obligation, end of year	$1,382	$1,346

Change in plan assets:
Fair value of plan assets, beginning of year	$903	$574
Actual return on plan assets	107	187
New plans	21	19
Effect of currency exchange	10	6
Company contributions	15	247
Benefits paid	(178)	(130)
Fair value of plan assets, end of year	$878	$903

Benefit obligation in excess of plan assets	$504	$443
Unrecognized actuarial loss	(536)	(535)
Unrecognized prior service credit	54	73
Net amount recognized, end of year	$22	$(19)

Amounts recognized in the Statements of Financial Position consist of:
Prepaid benefit cost	$(2)	$(33)
Intangible assets	(16)	(14)
Accrued benefit cost	24	14
Additional minimum liability	409	400
Accumulated other comprehensive loss	(393)	(386)
Net amount recognized, end of year	$22	$(19)

The accumulated benefit obligation basis at the end of 2004 and 2003 was $1,309 million and $1,283 million, respectively. The Company uses a measurement date of December 31 for the majority of its pension plans.

A summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans follows:

Summary of Benefit Costs

(Dollars in millions)	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$41	$42	$36
Interest cost	82	84	80
Expected return on assets	(82)	(82)	(77)
Curtailment charge	2
Amortization of:
Transition asset	--	--	(4)
Prior service credit	(10)	(11)	(12)
Actuarial loss	27	19	9
Net periodic benefit cost	$60	$52	$32

	2004	2003	2002

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	5.67%	6.18%	6.72%
Expected return on assets	8.65%	8.88%	8.94%
Rate of compensation increase	3.78%	3.77%	4.00%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	6.18%	6.72%	7.25%
Expected return on assets	8.88%	8.94%	9.50%
Rate of compensation increase	3.76%	4.00%	4.00%

The fair value of plan assets for domestic plans at December 31, 2004 and 2003 was $773 million and $835 million, respectively, while the fair value of plan assets at December 31, 2004 and 2003 for non-U.S. plans was $105 million and $68 million, respectively. At December 31, 2004 and 2003, the expected long-term rate of return on the U.S. plan assets was 9%, while the expected long-term rate of return on non-U.S. plan assets was 6.12% and 7.36% at December 31, 2004 and 2003, respectively. The target allocation for the Company’s U.S. pension plans for 2005 and the asset allocation at December 31, 2004 and 2003, by asset category, is as follows:

(Dollars in millions)	Target allocation for 2005	Plan assets at December 31, 2004	Plan assets at December 31, 2003
Asset category

Equity securities	70%	77%	80%
Debt securities	10%	11%	11%
Real estate	5%	4%	4%
Other Investments	15%	8%	5%
Total	100%	100%	100%

The asset allocation for the Company’s non -U.S. pension plans at December 31, 2004 and 2003, and the target allocation for 2005, by asset category, is as follows:

(Dollars in millions)	Target allocation for 2005	Plan assets at December 31, 2004	Plan assets at December 31, 2003
Asset category

Equity securities	50%	42%	75%
Debt securities	35%	46%	25%
Real estate	5%	5%	--%
Other Investments	10%	7%	--%
Total	100%	100%	100%

The Company’s investment strategy for its defined benefit pension plans is to maximize long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits. The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges. The plans use a number of investment approaches including equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation. The U.S. plan also invests in private equity and other funds.

The expected rate of return was determined by modeling the expected long-term rates of return for broad categories of investments held by the plan against a number of various potential economic scenarios.

The Company anticipates pension contributions to its U.S. defined-benefit plans for 2005 to be approximately $60 million, including quarterly contributions as required by the IRS code section 412. The Company anticipates pension contributions to its international pension plans to be approximately $15 million.

Benefits expected to be paid from pension plans are as follows:

(Dollars in millions)
	2005	2006	2007	2008	2009	2010-2014
US plans	$81	$84	$88	$93	$88	$535
International plans	3	3	3	4	4	17

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5% of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the EIP. Employees may diversify to other investment funds within the EIP from the ESOP at anytime without restrictions. Allocated shares in the ESOP totaled 2,210,590 shares, 2,582,229, and 2,774,676 shares as of December 31, 2004, 2003 and 2002, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

Charges for domestic contributions to the EIP/ESOP were $34 million, $35 million and $33 million for 2004, 2003 and 2002, respectively.

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

Summary Balance Sheet

(Dollars in millions)	2004	2003

Change in benefit obligation:
Benefit obligation, beginning of year	$977	$896
Service cost	7	8
Interest cost	52	58
Plan participants’ contributions	8	4
Actuarial loss	37	70
Plan amendments	(240)	(10)
Benefits paid	(55)	(49)
Settlements and curtailments	9	--
Benefit obligation, end of year	$795	$977

Change in plan assets:
Fair value of plan assets, beginning of year	$19	$26
Company contributions	41	38
Plan participants’ contributions	8	4
Benefits paid	(55)	(49)
Fair value of plan assets, end of year	$13	$19

Benefit obligation in excess of plan assets	$782	$958
Unrecognized actuarial loss	(367)	(338)
Unrecognized prior service credit	258	36
Net amount recognized, end of year	$673	$656

Amounts recognized in the Statements of Financial Position consist of:
Accrued benefit cost, current	$41	$45
Accrued benefit cost, non-current	632	611
Net amount recognized, end of year	$673	$656

Weighted-average assumptions used to determine end of year benefit obligations:	2004	2003	2002

Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	3.75%	3.75%	4.00%
Health care cost trend
Initial	9.00%	10.00%	10.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.25%
In year	2009	2009	2007

Weighted-average assumptions used to determine end of year net benefit cost:	2004	2003	2002

Discount rate	6.25%	6.75%	7.25%
Rate of compensation increase	3.75%	4.00%	4.00%
Health care cost trend
Initial	10.00%	10.00%	10.00%
Decreasing to ultimate trend of	5.00%	5.25%	5.00%
In year	2009	2007	2006

The net periodic postretirement benefit cost follows:

Summary of Benefit Costs

(Dollars in millions)	2004	2003	2002

Components of net periodic benefit cost:
Service cost	$7	$8	$6
Interest cost	52	58	57
Expected return on assets	(1)	(1)	(2)
Curtailment gain	(3)	--	--
Amortization of:
Prior service credit	(15)	(4)	(3)
Actuarial loss	17	13	9
Net periodic benefit cost	$57	$74	$67

Benefits expected to be paid for postemployment obligations are as follows:

(Dollars in millions)
	2005	2006	2007	2008	2009	2010-2014
U.S plans	$61	$49	$49	$49	$49	$252

A 9% rate of increase in the per capita cost of covered health care benefits is assumed for 2005. The rate is assumed to decrease gradually to 5% for 2009 and remain at that level thereafter. A 1% increase in health care cost trend would have increased the 2004 service and interest costs by $1.5 million, and the 2004 benefit obligation by $6 million. A 1% decrease in health care cost trend would have decreased the 2004 service and interest costs by $1 million, and the 2004 accumulated post-retirement benefit obligation by $5 million.

In May 2004, the FASB issued FSP 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“the Act”). Under the provisions of FSP 106-2, the Company determined that its health care plans were not actuarially equivalent to Medicare Part

D, thus the Act had no impact on the Company’s financial condition, liquidity, or results of operations. On January 21, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Act. The Company is currently evaluating the impact of the final regulations on its financial condition, liquidity, and results of operations.

10.	COMMITMENTS

Purchase Obligations and Lease Commitments

At December 31, 2004, the Company had various purchase obligations totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $183 million over a period of several years. Of the total lease commitments, approximately 20% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55% relate to real property, including office space, storage facilities and land; and approximately 25% relate to railcars. Rental expense, net of sublease income, was approximately $65 million, $64 million, and $80 million in 2004, 2003 and 2002, respectively.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Commercial Paper and Other Borrowings	Purchase Obligations	Operating Leases	Total

2005	$1	$--	$279	$43	$323
2006	4	--	274	34	312
2007	--	--	271	26	297
2008	250	--	166	15	431
2009	12	146	161	13	332
2010 and beyond	1,649	--	776	52	2,477
Total	$1,916	$146	$1,927	$183	$4,172

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at December 31, 2004 and December 31, 2003. Undivided interest in designated receivable pools was sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $268 million and $249 million in 2004 and 2003, respectively.

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosures about each group of similar guarantees are provided below and summarized in the following table:

(Dollars in millions)	December 31, 2004

Obligations of equity affiliates	$131
Residual value guarantees	90
Total	$221

Obligations of Equity Affiliates

As described in Note 5, Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture engaged in the manufacture of cellulose acetate at its Kingsport, Tennessee plant. Eastman also owns a 50% interest in Nanjing Yangzi Eastman Chemical Ltd, a company that engages in the manufacture of certain products for the adhesives market. The Company guarantees up to $125 million and $6 million, respectively, of the principal amount of these joint ventures’ third-party borrowings, but believes, based on current facts and circumstances and the structure of the ventures, that the likelihood of a payment pursuant to such guarantees is remote.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2004 totaled $90 million and consisted primarily of leases for railcars, company aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.

Guarantees and claims also arise during the ordinary course of business from relationships with suppliers, customers and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

Product Warranty Liability

The Company warrants to the original purchaser of its products that it will repair or replace without charge products if they fail due to a manufacturing defect. However, the Company’s historical claims experience has not been material. The estimated product warranty liability for the Company's products as of December 31, 2004 is approximately $1 million. The Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of the costs can be made.

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at its

Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with FIN 46R, the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at December 31, 2004. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

In conjunction with the sale of certain businesses and product lines in the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment as discussed in Note 17, the Company has a variable interest in the form of a $50 million note receivable. The Company has evaluated the material relationships with the acquiring entity and concluded the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the $50 million book value of the note receivable and unpaid interest, if any.

11.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $56 million and $61 million at December 31, 2004 and 2003, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $25 million to the maximum of $45 million at December 31, 2004 and the minimum or best estimate of $34 million to the maximum of $52 million at December 31, 2003.

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

Following the September 30, 1998 plea agreement, the Company, along with other defendants, was sued in federal, state, and Canadian courts in more than twenty putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Only two of these lawsuits have not been resolved via settlement. One of those cases was dismissed for want of prosecution.  In the other case, an intermediate appellate court affirmed in 2004 a trial court ruling that the case could not proceed as a class action. That decision has been appealed and the issue will be decided by the state’s highest court. In addition, six states have sued the Company and other defendants in connection with the sorbates matter, seeking damages, restitution, and civil penalties on behalf of consumers of sorbates in those respective states. Two of those six cases have been settled; defense motions to dismiss were granted in three other cases and those dismissals are now final  A defense motion to dismiss another state case was denied in September 2004. The defendants are seeking reconsideration of that denial and have also appealed the September ruling.   In late 2004, seven other states sued the Company and others.  Those seven cases have now been settled.

The Company has recognized charges to earnings for estimated and actual costs, including legal fees and expenses, related to the sorbates fine and litigation. While the Company intends to continue to defend vigorously the remaining two sorbates actions unless they can be settled on acceptable terms, the ultimate outcome of the matters still pending and of any additional claims that could be made is not expected to have a material impact on the Company's financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

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

The Company has finalized an agreement with an insurer that issued primary general liability insurance to certain predecessors of the Company prior to the mid-1970s, pursuant to which the insurer will provide coverage for a portion of certain of the Company's costs of defending against, and paying for, settlements or judgments in connection with asbestos-related lawsuits.

Evaluation of the allegations and claims made in recent asbestos-related lawsuits continue to be reviewed by the Company. Based on such evaluation to date, the Company continues to believe that the ultimate resolution of asbestos cases will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods. To date, costs incurred by the Company related to the recent asbestos-related lawsuits have not been material.

13.	STOCKHOLDERS’ EQUITY

A reconciliation of the changes in stockholders’ equity for 2002, 2003, and 2004 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders’ Equity $

Balance at January 1, 2002	1	118	1,956	(251)	(442)	1,382

Net Earnings			61			61
Cash Dividends			(135)			(135)
Other Comprehensive Loss				(44)		(44)
Stock Option Exercises and Other Items (1)		1			6	7
Balance at December 31, 2002	1	119	1,882	(295)	(436)	1,271

Net Loss			(270)			(270)
Cash Dividends			(136)			(136)
Other Comprehensive Income				174		174
Stock Option Exercises and Other Items		3			1	4
Balance at December 31, 2003	1	122	1,476	(121)	(435)	1,043

Net Earnings			170			170
Cash Dividends			(137)			(137)
Other Comprehensive Income				18		18
Stock Option Exercises and Other Items (1)		88			2	90
Balance at December 31, 2004	1	210	1,509	(103)	(433)	1,184

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book purposes have been credited to paid-in capital.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2002	$(31)	$(261)	$(1)	$(2)	$(295)
Period change	150	19	5	--	174
Balance at December 31, 2003	119	(242)	4	(2)	(121)
Period change	36	(6)	(12)	--	18
Balance at December 31, 2004	$155	$(248)	$(8)	$(2)	$(103)

The $36 million period change includes a $50 million increase in cumulative translation adjustment partially offset by $14 million that was included in measuring the gain/loss on the sale of certain businesses and product lines within the CASPI segment completed July 31, 2004.

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested, unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in 2004, 2003 and 2002.

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

The additions to paid-in capital for 2004 and 2002 are primarily the result of stock option exercises by employees. The additions to paid-in capital for 2003 primarily reflect the vesting of restricted stock.

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2004, 2003, and 2002 under any publicly announced plan. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

The Company's charitable foundation held 122,725 shares of Eastman common stock as of December 31, 2004 and 144,825 at December 31, 2003 and 2002.

For 2004, 2003,and 2002, the weighted average number of common shares outstanding used to compute basic earnings per share was 77.6 million, 77.1 million, and 77.1 million, respectively, and for diluted earnings per share was 78.3 million, 77.1 million, and 77.2 million, respectively, reflecting the effect of dilutive options outstanding. Excluded from the 2004 calculation were shares underlying options to purchase 5,667,339 shares of common stock at a range of prices from $45.44 to $67.50, because the exercise price of the options was greater than the average market price of the underlying common shares. As a result of the net loss reported for 2003, common shares underlying options to purchase 10,338,100 shares of common stock at a range of prices from $29.90 to $73.94 have been excluded from the calculation of diluted earnings (loss) per share. Excluded from the 2002 calculation were shares underlying options to purchase 8,208,355 shares of common stock at a range of prices from $42.75 to $73.94, because the exercise price of the options was greater than the average market price of the underlying common shares.

Shares of common stock issued (1)	2004	2003	2002

Balance at beginning of year	85,177,467	85,135,117	85,053,349
Issued for employee compensation and benefit plans	1,948,065	42,350	81,768
Balance at end of year	87,125,532	85,177,467	85,135,117

(1) Includes shares held in treasury

14.	STOCK BASED COMPENSATION PLANS

Omnibus Plans

Eastman's 2002 Omnibus Long-Term Compensation Plan (the "2002 Omnibus Plan"), which is substantially similar to and intended to replace the 1997 Omnibus Long-Term Compensation Plan (the "1997 Omnibus Plan"), which formerly replaced the 1994 Omnibus Long-Term Compensation Plan (the “1994 Omnibus Plan”), provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights (“SAR’s”), performance shares and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. No new awards have been made under the 1994 Omnibus Plan or the 1997 Omnibus Plan following the effectiveness of the 2002 Omnibus Plan. Outstanding grants and awards under the 1994 Omnibus Plan or the 1997 Omnibus Plan are unaffected by the replacement of the 1997 Omnibus Plan (and 1994 Omnibus Plan) with the 2002 Omnibus Plan. The 2002 Omnibus Plan provides that options can be granted through May 2, 2007, for the purchase of Eastman common stock at an option price not less than 100% of the per share fair market value on the date of the stock option's grant. Substantially all grants awarded under the 1994 Omnibus Plan, the 1997 Omnibus Plan, and the 2002 Omnibus Plan have been at option prices equal to the fair market value on the date of grant. Options typically vest in equal increments on either the first two or three anniversaries of the grant date and expire ten years after grant. There is a maximum of 7.5 million shares of common stock available for option grants and other awards during the term of the 2002 Omnibus Plan. The maximum number of shares of common stock with respect to one or more options and/or SAR’s that may be granted during any one calendar year under the 2002 Omnibus Plan to the Chief Executive Officer or to any of the next four most highly compensated executive officers (each a "Covered Employee") is 300,000. The maximum fair market value of any awards (other than options and SAR’s) that may be received by a Covered Employee during any one calendar year under the 2002 Omnibus Plan is the equivalent value of 200,000 shares of common stock as of the first business day of such calendar year.

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

Stock Option Balances and Activity

The fair value of each option is estimated on the grant date using the Black-Scholes-Merton option-pricing model, which requires input of highly subjective assumptions. Some of these assumptions used for grants in 2004, 2003, and 2002, respectively, include: average expected volatility of 28.0%, 27.90% and 27.57%; average expected dividend yield of 3.80%, 5.90% and 3.71%; and average risk-free interest rates of 3.46%, 3.50% and 5.06%. An expected option term of six years for all periods was developed based on historical experience information.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's stock option plans is presented below:

	2004		2003		2002
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	10,338,100	$45	8,511,597	$49	7,006,410	$50
Granted	1,051,500	45	1,987,100	30	1,860,360	47
Exercised	(1,954,200)	41	--	--	(64,384)	39
Forfeited or canceled	(1,280,300)	44	(160,597)	45	(290,789)	57
Outstanding at end of year	8,155,100	$47	10,338,100	$45	8,511,597	$49

Options exercisable at year-end	6,091,100		7,412,800		5,965,433

Available for grant at year-end	4,503,500		5,778,900		7,766,204

The weighted average fair value of options granted during 2004, 2003 and 2002 were $9.36 $4.55 and $11.16, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted-Average Remaining Contractual Life		Weighted-Average Exercise Price	Number Exercisable at December 31, 2004	Weighted-Average Exercise Price

$30-42	1,423,200	8.1	Years	$30	423,600	$32
$43-46	1,635,800	6.1	“	45	1,169,800	46
$47-49	3,086,500	7.3	“	48	2,488,100	48
$50-74	2,009,600	2.4	“	58	2,009,600	58
	8,155,100	6.0	“	$47	6,091,100	$50

15.	IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Impairments and restructuring charges totaled $206 million during 2004, consisting of non-cash asset impairments of $140 million and restructuring charges of $66 million. Effective January 1, 2004, certain commodity product lines were transferred from the Performance Chemicals and Intermediates (“PCI”) segment to the CASPI segment, which resulted in the reclassification of asset impairment and severance charges of approximately $42 million for 2003.

The following table summarizes the 2004, 2003 and 2002 charges:

(Dollars in millions)	2004	2003	2002
Eastman Division segments:
CASPI segment:
Fixed asset impairments	$57	$235	$2
Intangible asset impairments	6	175	--
Goodwill impairments	--	34	--
Severance charges	12	15	--
Site closure costs	6	3	3

PCI segment:
Fixed asset impairments	27	55	(1)
Severance charges	10	2	--
Site closure costs	1	--

Specialty Plastics (“SP”) segment
Fixed asset impairments	41	--	--
Severance charges	10	1	--
Site closure costs	2	--	--

Total Eastman Division	172	520	4

Voridian Division segments:
Polymers Segment:
Fixed asset impairments	-	1	1
Severance charges	13	1	--

Fibers segment:
Severance charges	--	1	--

Total Voridian Division	13	3	1

Developing Businesses Division segment:
Fixed asset impairments	9	--	--
Severance costs	8	--	--
Restructuring charges	4	--	--

Total Developing Businesses segment	21	--	--

Total Eastman Chemical Company	$206	$523	$5

Total asset impairments and restructuring charges, net	206	489	5
Total goodwill impairments	--	34	--

Total Eastman Chemical Company	$206	$523	$5

2004

During the fourth quarter 2004, the Company recorded asset impairments of $9 million and site closure and other restructuring charges of $9 million. The non-cash asset impairments relate to the adjustment to fair value of assets at Cendian Corporation, the Company’s logistics subsidiary, impacting the Developing Businesses (“DB”) segment, resulting from a decision to reintegrate Cendian’s logistics activities. In addition, the Company recognized restructuring charges of $9 million primarily related to actual and expected severance of Cendian and other employees, as well as site closure charges primarily related to previously announced manufacturing plant closures.

In the third quarter 2004, the Company recognized asset impairments of approximately $27 million, primarily related to assets at the Company’s Batesville, Arkansas and Longview, Texas manufacturing facilities. These impairments primarily relate to certain fixed assets in the performance chemicals product lines in the PCI segment that management decided to rationalize due to increased foreign competition. Also in third quarter, the CASPI segment incurred approximately $2 million in site closure charges primarily related to previously announced manufacturing plant closures, while the DB segment incurred approximately $3 million in restructuring charges related to the reorganization of Cendian.

In the second quarter 2004, the Company recognized $62 million in asset impairment charges related to assets held for sale. The assets were part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. Those product lines include: certain acrylic monomers; composites (unsaturated polyester resins); inks and graphic arts raw materials; liquid resins; powder resins; and textile chemicals. The charges reflect adjustment of the recorded values of these assets to the expected sales proceeds. Also in second quarter 2004, the Company recognized an additional $4 million of site closure costs related primarily to previously announced manufacturing plant closures. These charges had an impact of approximately $2 million each to the CASPI and Specialty Plastics (“SP”) segments.

In the first quarter 2004, the Company recognized impairment charges of approximately $41 million and severance charges of $5 million primarily related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactured products that are within the Company’s SP segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value as established by appraisal and available market data. In addition, the Company recognized $1 million of fixed asset impairments and $1 million of site closure costs related to additional impairments within the CASPI reorganization and changes in estimates for previously accrued amounts.

During 2004, the Company recognized $43 million in severance charges from ongoing cost reduction efforts throughout the Company and costs related to the Company’s employee separation programs announced in April 2004, resulting in severance charges to the CASPI, PCI, SP, Polymers, and DB segments of $12 million, $10 million, $5 million, $13 million, and $3 million, respectively.

2003

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

The third quarter fixed asset impairment charges of approximately $234 million primarily related to assets associated with the above mentioned underperforming product lines, and primarily impacted manufacturing sites in the North American and European regions that were part of the Lawter International, Inc. (“Lawter”), McWhorter Technologies, Inc. (“McWhorter”), and Chemicke Zavody Sokolov (“Sokolov”) acquisitions. Within these product lines, nine sites in North America and six sites in Europe were impaired. As the undiscounted future cash flows could not support the carrying value of the assets, the fixed assets were written down to fair value, as established primarily by appraisal.

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

Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," the Company defined “reporting units” as one level below the operating segment level and considered the criteria set forth in SFAS No. 142 in aggregating the reporting units. This resulted in the CASPI segment being deemed a single reporting unit. In the third quarter 2003, the reorganization of the operating structure within the CASPI segment resulted in new reporting units one level below the operating segment. Due to the change in strategy and lack of similar economic characteristics, these reporting units did not meet the criteria necessary for aggregation. As a result, the goodwill associated with the CASPI segment was reassigned to the new reporting units based upon relative fair values. The reporting unit that contained the above-mentioned product lines was assigned $34 million of goodwill out of the total CASPI segment goodwill of $333 million. Because the Company determined that this reporting unit could no longer support the carrying value of its assigned goodwill, the full amount of that goodwill was impaired. The fair value of the other reporting unit within CASPI was sufficient to support the carrying value of the remainder of the goodwill.

In the fourth quarter, the Company recognized fixed asset impairments and site closure costs of $1 million and $3 million, respectively. The fixed asset impairments relate to additional impairments associated with the CASPI reorganization, as discussed above. The site closure charges relate primarily to additional costs related to the closure of the Company’s Dusseldorf manufacturing site.

Other Segments

In the second quarter, the Company recorded an asset impairmentcharge of approximately $15 million related to the impairment of certain fixed assets used in certain of the PCI segment’s performance chemicals product lines that are located in Llangefni, Wales. In response to industry conditions, during the second quarter 2003 the Company revised its strategy and the earnings forecast for the products manufactured by these assets. As the undiscounted future cash flows could not support the carrying value of the asset, the fixed assets were written down to fair value, as established primarily by discounted future cash flows of the impacted assets.

In the third and fourth quarter, the PCI segment incurred charges of $40 million related to the impairment of fixed assets used in performance chemicals product lines as a result of increased competition and changes in business strategy in response to a change in market conditions and the financial performance of these product lines. Within the specialty organic chemicals product lines, the fixed asset impairments charge related to assets located at the Kingsport, Tennessee facility.

In the fourth quarter 2003, an asset impairment charge of $1 million was recorded related to certain research and development assets classified as held for sale. The fair value of these assets was determined using the estimated proceeds from sale less cost to sell. These charges impacted the Polymers segment.

During 2003, the Company recognized $20 million in severance costs for the actual and probable employee separations from consolidation and restructuring activities in the CASPI segment and ongoing cost reduction efforts throughout the Company. These changes are reflected in CASPI, PCI, SP, Polymers, and Fibers segments of $15 million, $2 million, $1 million, $1 million, and $1 million, respectively.

2002

CASPI Segment

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

Other Segments

In the fourth quarter, a net $1 million credit to earnings was recorded for the PCI segment due to a $2 million credit associated with previously impaired fine chemicals product lines assets, and a charge of $1 million related to impaired assets used in certain research and development activities.

During 2002, the Company recorded charges related to the write-down of underperforming polyethylene assets in the Polymers segment totaling approximately $1 million.

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

	Balance at January 1, 2002	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2002

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	10	2	--	(10)	2
Site closure costs	13	3	--	(9)	7
Total	$23	$7	$(2)	$(19)	$9

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2003

Noncash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5
Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2004

Noncash charges	$--	$140	$(140)	$--	$--
Severance costs	10	53	--	(37)	26
Site closure costs	5	13	--	(9)	9
Total	$15	$206	$(140)	$(46)	$35

Substantially all severance and site closure costs are expected to be applied to the reserves within one year.

Actual and probable involuntary separations totaled approximately 1,200 employees during 2004. As of the end of 2004, substantially all separations accrued for were completed.

During 2003, terminations related to actual and probable involuntary separations totaled approximately 500 employees. As of the end of 2003, approximately 350 of these terminations had occurred, with the remaining primarily relating to previously announced consolidation and restructuring activities of certain European CASPI manufacturing sites that were completed in early 2004.

16.	OTHER OPERATING INCOME AND OTHER (INCOME) CHARGES, NET

(Dollars in millions)	2004	2003	2002

Other operating income	$(7)	$(33)	--

Other operating income for 2004 totaled approximately $7 million resulting from a gain on the sale of Ariel Research Corporation (“Ariel”) in the fourth quarter, which was reflected in the DB segment.

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

(Dollars in millions)	2004	2003	2002

Other income	$(24)	$(28)	$(14)
Other charges	20	18	16
Other (income) charges, net	$(4)	$(10)	$2

Included in other income are the Company’s portion of earnings from its equity investments, royalty income, net gains on foreign exchange transactions, and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, fees on securitized receivables, and other miscellaneous items.

Other income for 2004 primarily reflects the Company’s portion of earnings from its equity investment in Genencor of $14 million. Other charges for 2004 consist primarily of net losses on foreign exchange transactions of $7 million, fees on securitized receivables of $4 million, writedowns to fair value of certain technology business venture investments due to other than temporary declines in value of $3 million, and other miscellaneous charges.

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

Other income for 2002 primarily reflects $9 million of earnings from the Company’s equity investment in Genencor, net of a restructuring charge of $5 million. Additionally, other income included a net gain on foreign exchange transactions of $4 million. Other charges for 2002 primarily reflected a write-down to fair value of certain technology business venture investments due to other than temporary declines in value of $8 million and fees on securitized receivables of $4 million.

On January 27, 2005, the Company announced that it has entered into an agreement with Danisco A/S under which Danisco will acquire all of Eastman’s equity interest in Genencor. For more information on this transaction, see Note 24.

17.	DIVESTITURES

Certain Businesses and Product Lines and Related Assets in CASPI Segment

On July 31, 2004, the Company sold certain businesses and product lines and related assets within its CASPI segment for net proceeds of approximately $165 million, including a $50 million note receivable.  The note receivable is due in July 2011 and bears interest at a variable rate based upon Treasury yields plus 350 basis points.  The terms of the note allow the interest to be rolled into the principal amount during the first three years. The Company also retained approximately $40 million of accounts receivable related to these businesses and product lines. The final purchase price is subject to change based upon working capital adjustments and indebtedness targets. The Company will continue to produce certain products for the buyer under ongoing supply agreements with terms up to five years. In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties. As of December 31, 2004, the Company has recorded a minimal loss related to this transaction. However, changes in estimates to reserves for the above amount will be reflected in future periods.

18.	INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes follow:

(Dollars in millions)	2004	2003	2002

Earnings (loss) before income taxes
United States	$65	$(309)	$98
Outside the United States	(1)	(72)	(14)
Total	$64	$(381)	$84

Provision (benefit) for income taxes
United States
Current	$16	$16	$(113)
Deferred	(128)	(102)	100
Outside the United States
Current	8	10	16
Deferred	(8)	(29)	(7)
State and other
Current	6	3	7
Deferred	--	(6)	2
Total	$(106)	$(108)	$5

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Dollars in millions)	2004	2003	2002

Minimum pension liability	$2	$(12)	$86
Unrealized losses on investments	--	--	1
Net unrealized gains (losses) on derivative instruments	7	(3)	(1)
Total	$9	$(15)	$86

Differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2004	2003	2002

Amount computed using the statutory rate	$23	$(133)	$29
State income taxes, net	(1)	(4)	6
Foreign rate variance	4	27	2
Extraterritorial income exclusion	(10)	(9)	(14)
ESOP dividend payout	(2)	(2)	(2)
Capital loss benefits	(116)	--	--
Change in reserves for tax contingencies	(2)	--	(17)
Goodwill Impairment	--	12	--
Donation of intangibles	(2)	--	--
Other	--	1	1
Provision (benefit) for income taxes	$(106)	$(108)	$5

The 2004 effective tax rate was impacted by $90 million of deferred tax benefits resulting from the expected utilization of a capital loss resulting from the sale of certain businesses and product lines and related assets in the CASPI segment and $26 million of tax benefit resulting from the favorable resolution of a prior year capital loss refund claim.

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)		2004		2003

Deferred tax assets
Postemployment obligations		$444		$393
Miscellaneous reserves		42		41
Net operating loss carry forwards		204		195
Capital loss carry forwards		130		24
Other		121		102
Total deferred tax assets		941		755
Less valuation allowance		(221)		(175)
Deferred tax assets less valuation allowance		$720		$580

Deferred tax liabilities
Depreciation	$	(677)	$	(694)
Other		(159)		(159)
Total deferred tax liabilities		$(836)		$(853)

Net deferred tax liabilities		$(116)		$(273)

As recorded in the Consolidated Statements of Financial Position:
Other current assets		$48		$8
Other noncurrent assets		52		42
Payables and other current liabilities		(6)		(7)
Deferred income tax liabilities		(210)		(316)
Net deferred tax liabilities		$(116)		$(273)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $318 million at December 31, 2004. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction. A valuation allowance of $168 million at December 31, 2004, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2004, foreign net operating loss carryforwards totaled $554 million. Of this total, $138 million will expire in 3 to 15 years; $416 million will never expire.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2004	2003

Payables and other current liabilities	55	23
Other long-term liabilities	27	36
Total income taxes payable	$82	$59

On October 22, 2004 the President of the United States signed the American Jobs Creation Act of 2004 (the “Jobs Act”). The Jobs Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Jobs Act also provides for a two-year phase-out of the extra-territorial income (“ETI”) exclusion. The domestic manufacturing benefit has no effect on deferred tax assets or liabilities existing at the enactment date. Rather, the impact of this deduction will be reported in the period in which the deduction is claimed on the Company’s federal income tax return. The Company is currently assessing the details of the Jobs Act and the net effect of the phase out of the ETI exclusion and the phase in of this new deduction. This analysis is expected to be completed in mid-2005. Until such time, it is not possible to determine what impact this legislation will have on the Company’s consolidated tax accruals or effective tax rate.

The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations. The Company is not yet in a position to decide whether, and to what extent, foreign earnings might be repatriated. Based upon analysis to date, however, it is reasonably possible that some amount up to $500 million might be repatriated. The related income tax effects of any such repatriation cannot be reasonably estimated at this time. The Company has not provided for U.S. federal income and foreign withholding taxes on $ 318 million of undistributed earnings from non-U.S. operations as of December 31, 2004. Until the Company’s analysis of the Act is completed, the Company will continue to permanently reinvest those earnings. The Company expects to be in a position to finalize this assessment by mid 2005.

19.	SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in millions)	2004	2003	2002

Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$135	$133	$125
Income taxes received	(3)	(43)	(40)

Derivative financial instruments and related gains and losses are included in cash flows from operating activities. The effect on cash of foreign currency transactions and exchange rate changes for all years presented was not material.

Non-cash proceeds from investing activities included a $50 million note receivable received in conjunction with the sale of certain businesses and product lines in the CASPI segment as discussed in Note 17.

Non-cash portion of earnings from the Company’s equity investments are $15 million, $12 million, and $11 million for 2004, 2003, and 2002, respectively.

20.	SEGMENT INFORMATION

The Company’s products and operations are managed and reported in three divisions comprising six operating segments. Segments are determined by the customer markets in which we sell our products. Eastman Division consists of the CASPI segment, the PCI segment, and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the DB Segment.

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

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks, and adhesives markets. The CASPI segment's products consist of liquid vehicles, coatings additives, and hydrocarbon resins, and rosins and rosin esters. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Coatings additives, such as cellulosic polymers, Texanol™ ester alcohol and chlorinated polyolefins, enhance the rheological, film formation and adhesion properties of paints, coatings and inks. Hydrocarbon resins and rosins and rosin esters are used in adhesive, ink and polymers compounding applications. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved. On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment. The divested businesses and product lines were composites (unsaturated polyester resins), certain acrylic monomers, inks and graphic arts raw materials, liquid resins, powder resins, and textile chemicals.

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

The SP segment produces highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, , fiber, photographic and optical film, graphic arts and general packaging. The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products.

The Polymers segment manufactures and supplies PET polymers for use in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial. PET polymers serve as source products for packaging a wide variety of products including carbonated soft drinks, water, beer, and personal care items and food containers that are suitable for both conventional and microwave oven use. The Polymers segment also manufactures low-density polyethylene and linear low-density polyethylene, which are used primarily for packaging and film applications and in extrusion coated containers such as milk and juice cartons.

The Fibers segment manufactures Estron™ acetate tow and Estrobond™ triacetin plasticizers which are used primarily in cigarette filters; Estron™ and Chromspun™ acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetyl chemicals.

The DB segment includes new businesses and certain investments in growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes, among other new and developing businesses, Centrus, a new business in food safety diagnostics and Eastman’s gasification services. The DB segment also includes the results of Cendian, which is being reintegrated back into Eastman, and Ariel, which was sold in fourth quarter, 2004.

Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairment charges of approximately $42 million for 2003.

Effective January 1, 2003, sales, operating results and assets for the Developing Businesses Division were moved from the CASPI, PCI and SP segments to the DB segment. During 2002, these amounts were included within the CASPI, PCI, and SP segments. Accordingly, the prior year amounts for sales and operating earnings have been reclassified for all periods presented.

(Dollars in millions)	2004

Sales by Division and Segment	External Sales	Interdivisional Sales	Total Sales
Eastman Division Segments
CASPI Segment	$1,554	$1	$1,555
PCI Segment	1,347	583	1,930
SP segment	644	51	695
Total	3,545	635	4,180

Voridian Division Segments
Polymers	2,183	69	2,252
Fibers	731	88	819
Total	2,914	157	3,071

Developing Businesses Division
Developing Businesses	121	424	545
Total	121	424	545

Total Eastman Chemical Company	$6,580	$1,216	$7,796

(Dollars in millions)	2003*

Sales by Division and Segment	External Sales	Interdivisional Sales	Total Sales
Eastman Division Segments
CASPI Segment	$1,683	$--	$1,683
PCI Segment	1,098	495	1,593
SP segment	559	49	608
Total	3,340	544	3,884

Voridian Division Segments
Polymers	1,756	68	1,824
Fibers	635	80	715
Total	2,391	148	2,539

Developing Businesses Division
Developing Businesses	69	396	465
Total	69	396	465

Total Eastman Chemical Company	$5,800	$1,088	$6,888

* Sales revenue for 2003 has been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.
(Dollars in millions)	2002*

Sales by Division and Segment	External Sales	Interdivisional Sales	Total Sales
Eastman Division Segments
CASPI Segment	$1,601	$--	$1,601
PCI Segment	1,023	383	1,406
SP segment	528	45	573
Total	3,152	428	3,580

Voridian Division Segments
Polymers	1,510	55	1,565
Fibers	642	72	714
Total	2,152	127	2,279

Developing Businesses Division
Developing Businesses	16	330	346
Total	16	330	346

Total Eastman Chemical Company	$5,320	$885	$6,205

* Sales revenue for 2002 has been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.

Operating Earnings (Loss) (1)	2004	2003	2002(2)
Eastman Division Segments
CASPI Segment	$67	$(402)	$51
PCI Segment	16	(45)	21
SP segment	13	63	34
Total	96	(384)	106

Voridian Division Segments
Polymers	25	62	35
Fibers	146	125	133
Total	171	187	168

Developing Businesses Division
Developing Businesses	(86)	(65)	(70)
Total	(86)	(65)	(70)

Eliminations	(6)	(5)	4
Total Eastman Chemical Company	$175	$(267)	$208

(1)	Operating earnings (loss) includes the impact of asset impairments and restructuring charges, goodwill impairments, and other operating income and expense as described in Notes 15 and 16.
(2)	Operating earnings (loss) for 2002 has been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.

(Dollars in millions)	2004	2003*	2002*

Assets
Eastman Division Segments
CASPI Segment	$1,495	$1,792	$2,045
PCI Segment	1,640	1,685	1,617
SP segment	709	762	763
Total	3,844	4,239	4,425

Voridian Division Segments
Polymers	1,418	1,351	1,208
Fibers	580	614	612
Total	1,998	1,965	1,820

Developing Businesses Division
Developing Businesses	30	40	42
Total	30	40	42

Total Eastman Chemical Company	$5,872	$6,244	$6,287

Depreciation Expense
Eastman Division Segments
CASPI Segment	$57	$79	$98
PCI Segment	87	94	97
SP segment	43	41	49
Total	187	214	244

Voridian Division Segments
Polymers	72	69	69
Fibers	39	37	37
Total	111	106	106

Developing Businesses Division
Developing Businesses	4	14	8
Total	4	14	8

Total Eastman Chemical Company	$302	$334	$358

Capital Expenditures
Eastman Division Segments
CASPI Segment	$50	$77	$147
PCI Segment	65	56	140
SP segment	36	7	61
Total	151	140	348

Voridian Division Segments
Polymers	67	52	49
Fibers	14	34	24
Total	81	86	73

Developing Businesses Division
Developing Businesses	16	4	6
Total	16	4	6

Total Eastman Chemical Company	$248	$230	$427
* Assets for 2002 and 2003 have been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.

(Dollars in millions)	2004	2003	2002
Geographic Information
Revenues
United States	$3,456	$3,074	$2,887
All foreign countries	3,124	2,726	2,433
Total	$6,580	$5,800	$5,320

Long-Lived Assets, Net
United States	$2,481	$2,542	$2,805
All foreign countries	711	877	948
Total	$3,192	$3,419	$3,753

21.	QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter[2]	Fourth Quarter[2]

2004

Sales	$1,597	$1,676	$1, 649	$1,658
Gross profit	235	270	257	216
Asset impairment and restructuring charges	67	79	42	18
Net earnings (loss)	(6)	84	38	54

Net earnings (loss) per share (1)
Basic	$(0.07)	$1.08	$0.50	$0.69
Diluted	$(0.07)	$1.07	$0.49	$0.68

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
(2) On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment. See Note 17 and Part II, Item 7 - Management Discussion & Analysis under “Summary by Operating Segment” for additional information.

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2003

Sales	$1,441	$1 481	$1,444	$1,434
Gross profit	184	241	200	185
Asset impairment and restructuring charges	2	16	462	9
Goodwill impairment	--	--	34	--
Earnings (loss) before cumulative effect of change in accounting principles	18	35	(336)	10
Net earnings (loss)	21	35	(336)	10

Earnings (loss) per share before cumulative effect of change in accounting principles
Basic	$0.23	$0.46	$(4.35)	$0.13
Diluted	$0.23	$0.46	$(4.35)	$0.13
(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

22.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”. The standard adopts the International Accounting Standards Board’s view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Statement clarifies the meaning of the term 'normal capacity'. The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect SFAS No. 151 will have on its consolidated financial position, liquidity, or results from operations.

In December, 2004 the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29”. SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. This Statement requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance as defined by the Statement. In addition, the Board decided to retain the guidance for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The provisions of this Statement will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect SFAS No. 153 will have on its consolidated financial position, liquidity, or results from operations.

In December, 2004 the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. The provisions of this Statement will be effective for the Company as of the first reporting period beginning after June 15, 2005.

SFAS No. 123R requires public companies to measure the cost of employee services received in exchange for the award of equity instruments based upon a grant date fair value using values obtained from public markets where such instruments are traded, or if not available, a mathematical pricing model. The cost is recognized over the period during which the employee is required to provide services in exchange for the award. Effective with implementation, the Company will reflect this cost in its financial statements and will be reflected as a component included in net income and earnings per share. Prior to implementation, public companies had the choice of early adoption of the standard or to continue reporting under the current requirements of APB Opinion No. 25 and to provide pro forma disclosure of this cost within the category of Significant Accounting Policies as a footnote to the financial statements. The Company is currently reporting under APB No. 25 until implementation in third quarter 2005.

Due to the concern for comparability of financial statements of prior years, SFAS No. 123R provides for two methods of implementation: (1) Modified Prospective Application and (2) Modified Retrospective Application. Modified Prospective Application provides for adoption of fair value cost recognition to all new, modified, repurchased, or cancelled awards after the effective date of the standard without retrospective application to prior interim and annual fiscal periods. The Modified Retrospective Application method provides for retrospective application to either the current fiscal year interim periods only or all prior years for which SFAS No. 123 was effective. While the Company has not yet decided which method of implementation will be selected, adequate disclosure of all comparative fiscal periods covered by financial statements will comply with requirements of the SFAS 123R.

23.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX

SFAS No. 143

Effective January 1, 2003, the Company’s method of accounting for environmental closure and postclosure costs changed as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Upon the initial adoption of the provision, entities are required to recognize a liability for any existing asset retirement obligations adjusted for cumulative accretion to the date of adoption of this Statement, an asset retirement cost capitalized as an increase to the carrying amount of the associated long-lived asset, and accumulated depreciation on that capitalized cost. In accordance with SFAS No. 143, the Company recorded asset retirement obligations primarily related to closure and postclosure environmental liabilities associated with certain property plant and equipment. This resulted in the Company recording asset retirement obligations of $28 million and an after-tax credit to earnings of $3 million.

If the asset retirement obligation measurement and recognition provisions of SFAS No. 143 had been in effect on January 1, 2002, the aggregate carrying amount of those obligations on that date would have been $27 million. If the amortization of asset retirement cost and accretion of asset retirement obligation provisions of SFAS No. 143 had been in effect during 2002, the impact on “Earnings before cumulative effect of changes in accounting principle” would have been immaterial.

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

24.	SUBSEQUENT EVENTS

On January 27, 2005, the Company announced that it has entered into an agreement with Danisco A/S under which Danisco will acquire all of Eastman’s equity interest in Genencor for $419 million in cash as part of Danisco’s acquisition of all the outstanding common stock of Genencor. Closing of this sale, which is subject to satisfaction of certain customary conditions, is targeted for first quarter 2005 and is expected to be completed by May 31, 2005. Following public announcement of Danisco’s agreements to acquire Genencor, several purported class action complaints, two naming Eastman as a party, have been filed in state courts of Delaware and California, in each case seeking, among other things, to enjoin the proposed acquisition of Genencor by Danisco.  On March 9, 2005, the parties to the complaints pending in Delaware executed a memorandum of understanding that, subject to court approval, will result in a dismissal of such complaints and a release with respect to the alleged claims.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

ITEM	9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2004 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Proposals to be Voted Upon at the Annual Meeting--Item 1--Election of Directors" up to (but not including) the subheading "Director Independence,"  the material under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), and the material in Note (13) to the Summary Compensation Table under the heading "Executive Compensation--Compensation Tables", each to be filed in the 2005 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a code of ethics and business conduct applicable to the chief executive officer, chief financial officer and the controller of the Company. See “Part I - Item 1. Business - Available Information - SEC Filings and Corporate Governance Materials”.

ITEM	11. EXECUTIVE COMPENSATION

The material under the headings "Proposals to be Voted Upon at the Annual Meeting--Item 1--Election of Directors--Director Compensation" to be filed in the 2005 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation" to be filed in the 2005 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings " -- Compensation and Management Development Committee Report on Executive Compensation" and " -- Performance Graph," which are not incorporated by reference herein.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owners" to be filed in the 2005 Proxy Statement is incorporated by reference herein in response to this Item.

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

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2004 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	8,155,100	(1)	$47	4,503,500	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	8,155,100		$47	4,503,500

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

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company’s Board of Directors under the heading "Item 2 - Ratification of Appointment of Independent Accountants" to be filed in the 2005 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

			Page
(a)	1.	Consolidated Financial Statements:

		Management's Responsibility for Financial Statements	74

		Report of Independent Registered Public Accounting Firm	75

		Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss), and Retained Earnings	77

		Consolidated Statements of Financial Position	78

		Consolidated Statements of Cash Flows	79

		Notes to Company’s Consolidated Financial Statements	80

	2.	Financial Statement Schedule
		II - Valuation and Qualifying Accounts	132

	3.	Exhibits filed as part of this report are listed in the Exhibit Index beginning at page 128	128

(b)	The Exhibit Index and required Exhibits to this report are included beginning at page 128

(c)	II - Valuation and Qualifying Accounts		132

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ J. Brian Ferguson
J. Brian Ferguson
Chairman of the Board and Chief Executive Officer

Date:	March 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ J. Brian Ferguson	Chairman of the Board of Directors	March 14, 2005
J. Brian Ferguson	and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Richard A. Lorraine	Senior Vice President and	March 14, 2005
Richard A. Lorraine	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Curtis E. Espeland	Vice President and Controller	March 14, 2005
Curtis E. Espeland

SIGNATURE	TITLE	DATE

DIRECTORS:

/s/ Calvin A. Campbell, Jr.	Director	March 14, 2005
Calvin A. Campbell, Jr.

/s/ Stephen R. Demeritt	Director	March 14, 2005
Stephen R. Demeritt

/s/ Donald W. Griffin	Director	March 14, 2005
Donald W. Griffin

/s/ Robert M. Hernandez	Director	March 14, 2005
Robert M. Hernandez

/s/ Renee J. Hornbaker	Director	March 14, 2005
Renẻe J. Hornbaker

/s/ Thomas H. McLain	Director	March 14, 2005
Thomas H. McLain

/s/ David W. Raisbeck	Director	March 14, 2005
David W. Raisbeck

/s/ Peter M. Wood	Director	March 14, 2005
Peter M. Wood

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (the "June 30, 2001 10-Q"))

3.02
Amended and Restated Bylaws of Eastman Chemical Company, as amended December 4, 2003 (incorporated herein by referenced to Exhibit 3.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”))

4.01
Form of Eastman Chemical Company Common Stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.02
Stockholder Protection Rights Agreement dated as of December 13, 1993, between Eastman Chemical Company and First Chicago Trust Company of New York, as Rights Agent (incorporated herein by reference to Exhibit 4.4 to Eastman Chemical Company's Registration Statement on Form S-8 relating to the Eastman Investment Plan, File No. 33-73810)

4.03
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's current report on Form 8-K dated January 10, 1994 (the "8-K"))

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

4.12
Amended and Restated Credit Agreement, dated as of April 7, 2004 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citicorp USA, Inc., as Agent (incorporated herein by reference to Exhibit 4.12 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2004)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.13	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.14	Form of 6.30% notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

4.15	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s current report on Form 8-K dated December 4, 2003)

10.01*
Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.02*	Eastman Unit Performance Plan as amended January 1, 2004 (incorporated herein by reference to Exhibit 10.09 to the 2003 10-K)

10.03*
2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix A to Eastman Chemical Company’s definitive 2002 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

10.04*	Amended Eastman Executive Deferred Compensation Plan (incorporated herein by referenced to Exhibit 10.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.05*
Eastman Excess Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.10 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.06*
Eastman Unfunded Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.11 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.07*	Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 10.12 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001)

10.08*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2005 performance year (incorporated herein by reference to Eastman Chemical Company’s current report on Form 8-K dated December 2, 2004)

10.09*	2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company’s definitive 2002 Annual Meeting Proxy Statement filed pursuant to Regulation 14A)

10.10*	1996 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.11*	Amended Director Deferred Compensation Plan (incorporated herein by referenced to Exhibit 10.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.12*
Employment Agreement between Eastman Chemical Company and James P. Rogers (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.13*
Eastman 2000-2002 Long-Term Performance Subplan of 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.20 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"))

10.14*	Form of Award Notice for Stock Options Granted to Managers under Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.21 to the 1999 10-K)

10.15*
Form of Indemnification Agreements between Theresa K. Lee, Gregory O. Nelson, James P. Rogers and Eastman Chemical for service as directors of Genencor International, Inc. (incorporated herein by reference to Exhibit 10.01 to the June 30, 2000 10-Q)

10.16*
Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated October 7, 2002 (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.17*
Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.18*
Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.19*	Form of Indemnification Agreements with Directors and Executive Officers Agreements (incorporated herein by reference to Exhibit 10.25 to the 2003 10-K)

10.20*
Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated February 5, 2004 (incorporated herein by reference to Exhibit 10.26 to the 2003 10-K)

10.21*
Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated January 1, 2004 (incorporated herein by reference to Exhibit 10.27 to the 2003 10-K)

10.22*
Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated January 1, 2004 (incorporated herein by reference to Exhibit 10.28 to the 2003 10-K)

10.23*
Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated December 3, 2003 (incorporated herein by reference to Exhibit 10.29 to the 2003 10-K)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.24*
Notice of Performance Shares Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated January 1, 2004 (incorporated herein by reference to Exhibit 10.30 to the 2003 10-K)

10.25*
Notice of Performance Shares Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated January 1, 2004 (incorporated herein by reference to Exhibit 10.31 to the 2003 10-K)

10.26*	Eastman 2004-2005 Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.32 to the 2003 10-K)

10.27*	Eastman 2004-2006 Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.33 to the 2003 10-K)

10.28*
Form of Award Notice of Nonqualified Stock Option Granted to Executive Officers Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 30, 2004 10-Q”)

10.29*
Form of Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan 2005 - 2007 Performance Period Effective January 1, 2005 (incorporated herein by reference to Exhibit 10.02 to the September 30, 2004 10-Q)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	133

21.01	Subsidiaries of the Company	134 - 137

23.01	Consent of Independent Registered Public Accounting Firm	138

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2004	139

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2004	140

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2004	141

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2004	142

99.01	CASPI segment detail of sales revenue, operating earnings (loss) and asset impairments and restructuring charges	143

99.02	Eastman Chemical Company detail of sales revenue and Eastman Division detail of sales revenue	144

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

		Additions
(Dollars in millions)	Balance at January 1, 2002	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2002
Reserve for:
Doubtful accounts and returns	$35	$18	$--	$21	$32
Environmental contingencies	54	6	--	--	60
Deferred tax valuation allowance	155	(23)	--	--	132
	$244	$1	$--	$21	$224

	Balance at January 1, 2003				Balance at December 31, 2003

Reserve for:
Doubtful accounts and returns	$32	$8	$--	$12	$28
Environmental contingencies	60	1	--	--	61
Deferred tax valuation allowance	132	43	--	--	175
	$224	$52	$--	$12	$264

	Balance at January 1, 2004				Balance at December 31, 2004

Reserve for:
Doubtful accounts and returns	$28	$4	$--	$17	$15
Environmental contingencies	61	--	--	5	56
Deferred tax valuation allowance	175	39	7	--	221
	$264	$43	$7	$22	$292