Form 10-Q
period 2005-03-31
EASTMAN CHEMICAL CO
filed 2005-05-06
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at March 31, 2005

Common Stock, par value $0.01 per share	80,351,953
(including rights to purchase shares of Common Stock or Participating Preferred Stock)

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 45 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 41

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

1.	Financial Statements	3
	Unaudited Consolidated Statements of Earnings (Loss), Comprehensive Income (Loss) and Retained Earnings	3
	Consolidated Statements of Financial Position	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
4.	Controls and Procedures	37

PART II. OTHER INFORMATION

1.	Legal Proceedings	38
2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
5.	Other Information	39
6.	Exhibits	39

SIGNATURES

Signatures	40

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
COMPREHENSIVE INCOME (LOSS) AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2005	2004

Sales	$1,762	$1,597
Cost of sales	1,363	1,362
Gross profit	399	235

Selling and general administrative expenses	109	110
Research and development expenses	39	43
Asset impairments and restructuring charges, net	9	67
Other operating income	(2)	--
Operating earnings	244	15

Interest expense, net	30	29
Other (income) charges, net	(3)	(1)
Earnings (loss) before income taxes	217	(13)
Provision (benefit) for income taxes	55	(7)
Net earnings (loss)	$162	$(6)

Earnings (loss) per share
Basic	$2.04	$(0.07)
Diluted	$2.00	$(0.07)

Comprehensive Income (Loss)
Net earnings (loss)	$162	$(6)
Other comprehensive income (loss)
Change in cumulative translation adjustment	(23)	(8)
Change in minimum pension liability, net of tax	(1)	(2)
Change in unrealized gains (losses) on derivative instruments, net of tax	12	(1)
Total other comprehensive income (loss)	(12)	(11)
Comprehensive income (loss)	$150	$(17)

Retained Earnings
Retained earnings at beginning of period	$1,509	$1,476
Net earnings (loss)	162	(6)
Cash dividends declared	(35)	(34)
Retained earnings at end of period	$1,636	$1,436

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$393	$325
Trade receivables, net of allowance of $16 and $15	718	675
Miscellaneous receivables	75	104
Inventories	672	582
Other current assets	86	82
Total current assets	1,944	1,768

Properties
Properties and equipment at cost	9,526	9,628
Less: Accumulated depreciation	6,384	6,436
Net properties	3,142	3,192

Goodwill	314	314
Other intangibles, net of accumulated amortization of $2 for 2005 and 2004	26	25
Other noncurrent assets	573	573
Total assets	$5,999	$5,872

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,063	$1,098
Borrowings due within one year	1	1
Total current liabilities	1,064	1,099

Long-term borrowings	2,055	2,061
Deferred income tax liabilities	199	210
Postemployment obligations	1,152	1,145
Other long-term liabilities	184	173
Total liabilities	4,654	4,688

Stockholders’ equity
Common stock ($0.01 par value - 350,000,000 shares authorized; shares issued - 88,140,774 and 87,125,532 for 2005 and 2004, respectively)	1	1
Additional paid-in capital	256	210
Retained earnings	1,636	1,509
Accumulated other comprehensive loss	(115)	(103)
	1,778	1,617
Less: Treasury stock at cost (7,911,546 shares for 2005 and 2004)	433	433

Total stockholders’ equity	1,345	1,184

Total liabilities and stockholders’ equity	$5,999	$5,872

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter
(Dollars in millions)	2005	2004

Cash flows from operating activities
Net earnings (loss)	$162	$(6)

Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	76	84
Asset impairments	1	41
Benefit for deferred income taxes	(11)	(16)
Changes in operating assets and liabilities:
Increase in receivables	(56)	(127)
(Increase) decrease in inventories	(94)	7
Increase in trade payables	16	10
Decrease in liabilities for employee benefits and incentive pay	(36)	(18)
Other items, net	44	(9)

Net cash provided by (used in) operating activities	102	(34)

Cash flows from investing activities
Additions to properties and equipment	(50)	(59)
Additions to capitalized software	(3)	(3)
Other items, net	2	(1)

Net cash used in investing activities	(51)	(63)

Cash flows from financing activities
Net increase in commercial paper, credit facility and other short-term borrowings	6	114
Repayment of borrowings	--	(500)
Dividends paid to stockholders	(35)	(34)
Proceeds from stock option exercises and other items	46	1

Net cash provided by (used in) financing activities	17	(419)

Net change in cash and cash equivalents	68	(516)

Cash and cash equivalents at beginning of period	325	558

Cash and cash equivalents at end of period	$393	$42

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2004 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K. In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America and, of necessity, include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries. Eastman accounts for joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. The Company has reclassified certain 2004 amounts to conform to the 2005 presentation.

2.	STOCK OPTIONS

In December 2004, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised) - Share Based Payment. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the SEC amended the Standard by changing the implementation date to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K.

Until implementation of SFAS No. 123 (Revised) in 2006, the Company continues to apply the disclosure-only requirements of SFAS No. 123 - Accounting for Stock-Based Compensation and applies intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. The Company’s disclosure of pro forma net earnings and pro forma earnings per share, recognizing compensation expense based upon the fair value at the grant dates of these awards, is disclosed below:

		First Quarter
(Dollars in millions, except per share amounts)		2005	2004

Net earnings (loss), as reported		$162	$(6)

Add: Stock-based employee compensation
expense included in net earnings, as reported		1	--

Deduct: Total additional stock-based employee
compensation cost, net of tax, that would
have been included in net earnings under
fair value method		2	2
Pro forma net earnings (loss)		$161	$(8)

Basic earnings (loss) per share	As reported	$2.04	$(0.07)
	Pro forma	$2.02	$(0.11)

Diluted earnings (loss) per share	As reported	$2.00	$(0.07)
	Pro forma	$2.00	$(0.11)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2005	2004

At FIFO or average cost (approximates current cost)
Finished goods	$647	$570
Work in process	194	171
Raw materials and supplies	199	196
Total inventories	1,040	937
LIFO Reserve	(368)	(355)
Total inventories	$672	$582

Inventories valued on the LIFO method were approximately 67% of total inventories in both periods.

4.	EQUITY INVESTMENT IN GENENCOR

As of March 31, 2005, Eastman owned 25 million shares, or approximately 42%, of the outstanding common shares of Genencor International, Inc. ("Genencor"), a publicly traded biotechnology company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets, and a developer of integrated genomics technology. This investment is accounted for under the equity method and is included in other noncurrent assets. At March 31, 2005 and December 31, 2004, the Company’s investment in Genencor, including preferred stock and accumulated dividends receivable, was $253 million and $242 million, respectively. See Note 19 for information regarding the sale of this investment in April 2005.

Summarized financial information for Genencor is shown on a 100 percent basis.
	First Quarter
(Dollars in millions)	2005 (unaudited)	2004 (unaudited)

Statement of Earnings (Loss) Data

Revenues	$106	$94
Costs of products sold	63	50
Net earnings (loss)	(4)	13

Statement of Financial Position Data	March 31,	December 31,
	2005	2004
	(unaudited)
Current assets	$338	$371
Noncurrent assets	364	381
Total assets	702	752
Current liabilities	98	114
Noncurrent liabilities	49	73
Total liabilities	147	187
Redeemable preferred stock	186	184

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PAYABLES AND OTHER CURRENT LIABILITIES

(Dollars in millions)	March 31, 2005	December 31, 2004

Trade creditors	$487	$474
Accrued payrolls, vacation, and variable-incentive compensation	88	124
Accrued taxes	113	94
Post-employment obligations	117	117
Interest payable	36	34
Bank overdrafts	43	40
Other	179	215
Total	$1,063	$1,098

6.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2005	2004

Borrowings consisted of:
3 1/4% notes due 2008	$250	$250
6.30% notes due 2018	251	253
7% notes due 2012	392	399
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper and credit facility borrowings	146	146
Other	23	20
Total borrowings	2,056	2,062
Borrowings due within one year	(1)	(1)
Long-term borrowings	$2,055	$2,061

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of March 31, 2005 and December 31, 2004. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. At March 31, 2005 and at December 31, 2004, the Company’s revolving credit facility borrowings were $146 million at an effective interest rate of 3.23% and 2.98%, respectively.

In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $250 million of the $400 million 7% notes due in 2012 to variable rates. In the second quarter of 2004, the Company entered into interest rate swaps that converted the effective interest rate of $100 million of the $400 million 7% notes due in 2012 to variable rates. The Company settled $50 million of these interest rate swaps during the first quarter 2005. Cash proceeds received and the gain resulting from the settlement were immaterial. The average rate on the variable portion was 5.85% at March 31, 2005 and 5.18% at December 31, 2004. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an approximately $7 million decrease in long-term borrowings and an approximately $7 million increase in other long-term liabilities in the first quarter of 2005. The fair values of the interest rate swaps were a liability of approximately $5 million at March 31, 2005 and an asset of approximately $2 million at December 31, 2004.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $150 million of the $250 million 6.30% notes due in 2018 to variable rates such that the average rate on the variable portion was 4.33% at March 31, 2005 and 3.71% at December 31, 2004. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an approximately $2 million decrease in long-term borrowings and an approximately $2 million increase in other long-term liabilities in the first quarter of 2005. The fair values of the interest rate swaps were assets of $3 million and $5 million at March 31, 2005, and December 31, 2004, respectively.

7.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2005	2004

Shares used for earnings per share calculation:
Basic	79.5	77.2
Diluted	81.0	77.2

In the first quarter 2005, common shares underlying options to purchase 1,290,348 shares of common stock at a range of prices from $56.50 to $67.50 were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods. As a result of the net loss reported for the first quarter 2004, common shares underlying options to purchase 9,119,739 shares of common stock at a price range from $29.90 to $67.50 have been excluded from the calculation of diluted earnings (loss) per share.

The Company declared cash dividends of $0.44 per share in the first quarter 2005 and 2004.

8.	PENSION AND OTHER POSTEMPLOYMENT BENEFITS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits during first quarter 2005 are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

PENSION PLANS

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Benefit Costs
	First Quarter
(Dollars in millions)	2005	2004

Components of net periodic benefit cost:
Service cost	$10	$12
Interest cost	20	21
Expected return on assets	(19)	(21)
Amortization of:
Prior service credit	(3)	(3)
Actuarial loss	9	7
Curtailment	--	2
Net periodic benefit cost	$17	$18

A curtailment charge of approximately $2 million was recognized during first quarter 2004 in connection with the closure of the Company’s Hartlepool, United Kingdom manufacturing facility.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans. A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company. Costs recognized for these benefits during first quarter 2005 are recorded using estimated amounts, which may change as actual costs derived for the year are determined. Below is a summary of the components of net periodic benefit cost recognized for the Company’s U.S. plans:

Summary of Benefit Costs
	First Quarter
(Dollars in millions)	2005	2004

Components of net periodic benefit cost:
Service cost	$2	$2
Interest cost	11	15
Amortization of:
Prior service credit	(6)	(1)
Actuarial loss	5	5
Net periodic benefit cost	$12	$21

During the second quarter 2004, the Company announced an amendment to its health and dental benefit plans such that future health and dental benefits to certain retirees will be fixed at a certain contribution amount, not to be increased. As a result, the Company remeasured these plans as of June 1, 2004 resulting in a reduction of the Company’s benefit obligation by approximately $240 million. The impact of this amendment also resulted in a reduction of net periodic benefit costs in second, third and fourth quarter 2004.

In May, 2004 the FASB issued FSP 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"). Under the provisions of FSP 106-2, the Company determined that its health care plans were not actuarially equivalent to Medicare Part D. In January, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Act. The Company has determined that, although its plans are believed to be actuarially equivalent under the most recent regulations, implementation of these regulations will have an immaterial impact on its financial condition, liquidity, and results of operations and therefore are not reflected in the above amounts.

9.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Asset impairments and restructuring charges totaled $9 million in first quarter 2005, with non-cash impairments of $1 million and cash restructuring charges of $8 million. In the first quarter 2004, consolidation and restructuring resulted in non-cash impairments of $41 million and cash restructuring charges of approximately $26 million.

 First Quarter 2005

Asset Impairments, Restructuring Charges, and Severance Charges

In the first quarter 2005, the Company recorded approximately $4 million in restructuring charges and fixed asset impairments in the Developing Businesses (“DB”) segment resulting from the previously announced decision to restructure and reintegrate Cendian Corporation's (“Cendian”) logistics activities. The carrying value of the fixed assets was written down to fair value, as established by market data. The Company also recognized approximately $4 million in severance charges within its Performance Chemicals and Intermediates (“PCI”) segment related to the expected severance of approximately 90 employees at the Company's Batesville, Arkansas manufacturing facility. The decision to separate these employees was made in order to achieve a more competitive cost structure. Also in first quarter 2005, the Company recognized approximately $1 million in site closure costs related to previously announced closures of certain manufacturing facilities.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

First Quarter 2004

Asset Impairments, Restructuring Charges, and Severance Charges

In the first quarter 2004, the Company recorded asset impairments of $40 million related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactured products that are within the Company’s Specialty Plastics (“SP”) segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value, as established by appraisal and available market data. The decision also resulted in severance charges within the SP segment of approximately $5 million.

In addition, in the first quarter 2004, the Company recognized $20 million in severance charges related to the actual and probable separations of approximately 500 employees. These workforce reductions and related charges were due to ongoing restructuring efforts within the Company's Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment as well as ongoing cost reduction efforts and streamlining of operations throughout the Company. These charges impacted the CASPI, PCI, SP, Polymers, and DB segment in the amounts of $4 million, $3 million, $1 million, $11 million, and $1 million, respectively.

In addition, the Company recognized $1 million of fixed asset impairments and $1 million of site closure costs related to additional impairments associated with the CASPI reorganization and changes in estimates for previously accrued amounts.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and noncash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2004 and the first quarter 2005:

(Dollars in millions)	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2004

Noncash charges	$--	$140	$(140)	$--	$--
Severance costs	10	53	--	(37)	26
Site closure and other restructuring costs	5	13	--	(9)	9
Total	$15	$206	$(140)	$(46)	$35

	Balance at January 1, 2005	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at March 31, 2005

Noncash charges	$--	$1	$(1)	$--	$--
Severance costs	26	4	--	(13)	17
Site closure and other restructuring costs	9	4	--	(1)	12
Total	$35	$9	$(1)	$(14)	$29

As of the end of the first quarter 2005, out of approximately 90 employee separations that were identified and for which charges were recorded, none have yet been completed. All separations are expected to be completed within the next twelve months.

The remaining severance and site closure costs are expected to be applied to the reserves within one year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Hedging Programs

Financial instruments held as part of the hedging programs discussed below are recorded at fair value based upon comparable market transactions as quoted by brokers.

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. For further information, see Note 8 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K.

At March 31, 2005, mark-to-market gains from raw material, currency and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $4 million. If realized, approximately $2 million of this gain will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts did not have a material impact on earnings during the first quarter 2005.

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

11.	OTHER OPERATING INCOME AND OTHER (INCOME) CHARGES, NET

Other Operating Income

Other operating income for first quarter 2005 reflected a gain of $2 million related to the 2004 divestiture of certain businesses and product lines within the CASPI segment.

Other (Income) Charges, net

	First Quarter
(Dollars in millions)	2005	2004

Other income	$(6)	$(6)
Other charges	3	5
Other (income) charges, net	$(3)	$(1)

Included in other income are the Company’s portion of earnings from its equity investments, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are the Company’s portion of losses from its investments, fees on securitized receivables and other miscellaneous items.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2003	$119	$(242)	$(2)	$4	$(121)
Period change	36	(6)	--	(12)	18
Balance at December 31, 2004	155	(248)	(2)	(8)	(103)
Period change	(23)	(1)	--	12	(12)
Balance at March 31, 2005	$132	$(249)	$(2)	$4	$(115)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	SEGMENT INFORMATION

The Company’s products and operations are managed and reported in three divisions comprised of six operating segments. Eastman Division consists of the CASPI segment, the PCI segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the DB segment. For additional information, refer to Note 20 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K.

Goods and services are transferred between the divisions at predetermined prices that may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements.

	First Quarter, 2005
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division Segments
CASPI	$319	$--	$319
PCI	557	168	389
SP	191	14	177
Total Eastman Division	1,067	182	885

Voridian Division Segments
Polymers	675	19	656
Fibers	227	27	200
Total Voridian Division	902	46	856

Developing Businesses Division Segment
DB	81	60	21
Total Developing Businesses Division	81	60	21

Total Eastman Chemical Company	$2,050	$288	$1,762

	First Quarter, 2004
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division Segments
CASPI	$439	$--	$439
PCI	431	141	290
SP	169	12	157
Total Eastman Division	1,039	153	886

Voridian Division Segments
Polymers	533	18	515
Fibers	193	21	172
Total Voridian Division	726	39	687

Developing Businesses Division Segment
DB	133	109	24
Total Developing Businesses Division	133	109	24

Total Eastman Chemical Company	$1,898	$301	$1,597

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter
(Dollars in millions)	2005	2004

Operating Earnings (Loss) (1)
Eastman Division Segments
CASPI	$67	$30
PCI	50	8
SP	21	(23)
Total Eastman Division	138	15

Voridian Division Segments
Polymers	71	(12)
Fibers	47	33
Total Voridian Division	118	21

Developing Businesses Division Segment
DB	(21)	(20)
Total Developing Businesses Division	(21)	(20)

Eliminations	9	(1)
Total Eastman Chemical Company	$244	$15

(1)	Operating earnings (loss) includes the impact of asset impairments and restructuring charges, goodwill impairments, and other operating income and expense as described in Notes 9 and 11.

	March 31,	December 31,
(Dollars in millions)	2005	2004

Assets by Division and Segment
Eastman Division Segments
CASPI	$1,549	$1,495
PCI	1,686	1,640
SP	735	709
Total Eastman Division	3,970	3,844

Voridian Division Segments
Polymers	1,437	1,418
Fibers	563	580
Total Voridian Division	2,000	1,998

Developing Businesses Division Segment
DB	29	30
Total Developing Businesses Division	29	30

Total Eastman Chemical Company	$5,999	$5,872

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	LEGAL MATTERS

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

Sorbates Litigation

As previously reported and as more fully described in Part I, Item 3 - Legal Proceedings of the Company's 2004 Annual Report on Form 10-K only two civil cases relating to sorbates remain.  The first is a case filed by a multi-state class of indirect purchasers seeking claimed damages, whose claims have been dismissed by Tennessee's trial court and that state's court of appeals.  Argument before the state's highest court are scheduled for May 2005.  The second is a case that has been filed by New York's attorney general, also seeking claimed damages, in which the defendants are seeking an appeal of a September, 2004 lower court ruling.

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

The Company has finalized an agreement with an insurer that issued primary general liability insurance to certain predecessors of the Company prior to the mid-1970s, pursuant to which that insurer will provide coverage for a portion of certain of the Company's defense costs and payments of, settlements or judgments in connection with asbestos-related lawsuits.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	RECENTLY ISSUED ACCOUNTING STANDARDS

In March, 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 is an interpretation of SFAS 143, "Asset Retirement Obligations", which was issued in June 2001. The Interpretation was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of this Interpretation will be effective for the Company as of December 31, 2005. The Company is currently evaluating the effect FIN 47 will have on its consolidated financial position, liquidity, or results from operations.

In December 2004, the FASB released SFAS No. 123 (Revised) - Share Based Payment. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the SEC amended the Standard by changing the implementation date to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K.

Until implementation of SFAS No. 123 (Revised) in 2006, the Company continues to apply the disclosure-only requirements of SFAS No. 123 - Accounting for Stock-Based Compensation and applies intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.

16.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At March 31, 2005, the Company had various purchase obligations totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $180 million over a period of several years. Of the total lease commitments, approximately 20% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55% relate to real property, including office space, storage facilities and land; and approximately 25% relate to railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at March 31, 2005 and December 31, 2004. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $293 million and $234 million in the first quarter 2005 and 2004, respectively.

Guarantees

Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosures about each group of similar guarantees are provided below and summarized in the following table:

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	March 31, 2005

Obligations of equity affiliates	$125
Residual value guarantees	90
Total	$215

Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at its Kingsport, Tennessee plant. The joint venture is accounted for under the equity method. The Company guarantees up to $125 million of the principal amount of this joint-venture's third-party borrowings, but believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. The guarantee will expire in 2006.

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at March 31, 2005 totaled $90 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $6 million, $31 million, and $53 million will expire in 2006, 2008, and 2012, respectively.

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not VIEs or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at March 31, 2005. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

In conjunction with the previously disclosed sale of certain businesses and product lines in the CASPI segment, the Company has a variable interest in the form of a $50 million note receivable. The company has evaluated the material relationships in the acquiring entity and concluded the Company is not the primary beneficiary. The Company's maximum exposure to loss is limited to the $50 million book value of the note receivable and unpaid interest.

17.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2005	2004	Change

Provision (benefit) for income taxes	$55	$(7)	N/A
Effective tax rate	25%	54%

The first quarter 2005 effective tax rate reflects the Company's expected tax rate on reported normalized operating earnings before income tax of approximately 30 percent and a net deferred tax benefit adjustment related to the expected utilization of capital loss carryforwards.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In fourth quarter 2004, the American Jobs Creation Act was signed into law. The Act includes a provision for a tax deduction to U.S. manufacturing companies whereby the effective tax rate is expected to be reduced. The Company expects 2005 tax benefits of this new deduction to be approximately $5 million, partially offset by the reduction of benefits from the elimination of the extraterritorial income exclusion. The Act also includes many other provisions which may impact the Company. These are currently being reviewed to determine the impact to the Company's effective tax rate for 2005 and beyond. For additional information, see Note 18 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K.

In the first quarter 2004, the effective tax rate was impacted by:

•	treatment of the asset impairments and restructuring charges of $67 million, resulting in lower expected tax benefits in certain jurisdictions;
•	impact of expected favorable foreign rate variances;
•	extraterritorial income exclusion benefits on taxable earnings, excluding the asset impairment and restructuring charges; and
•	the relative amount of the above items compared to pretax losses in the period.

18.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $57 million and $56 million at March 31, 2005 and December 31, 2004, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $25 million to the maximum of $44 million at March 31, 2005 and the minimum or best estimate of $25 million to the maximum of $45 million at March 31, 2004.

19.	SUBSEQUENT EVENTS

On April 21, 2005, the Company completed the sale of its equity interest in Genencor for approximately $420 million in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2004 Annual Report on Form 10-K, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impaired assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies listed and described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2004 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

OVERVIEW

The Company's first quarter 2005 results were the best in its history, with revenues of $1,762 million and diluted earnings per share of $2.00. Revenues, which included the divested businesses and product lines of the CASPI segment in first quarter 2004, increased approximately 10 percent. Operating earnings were $244 million in first quarter 2005 versus operating earnings of $15 million in first quarter 2004. Key factors in the improved results were:

•	completion of various restructuring, divestitures and consolidation efforts in 2004, as discussed below;
•	increased selling prices throughout the Company in response to increasing raw material and energy costs;
•	a continued focus on more profitable businesses and product lines, particularly in the Company’s Eastman Division;
•	increased sales volume in continuing product lines primarily attributed to a strengthened economy; and
•	improved capacity utilization and cost reduction efforts.

Included in operating earnings were asset impairments and restructuring charges of $9 million and $67 million, respectively. Also included in first quarter 2005 results was other operating income of $2 million.

Beginning in 2002, the Company implemented a turnaround strategy to improve profitability, which included an evaluation of its portfolio and implementation of initiatives to reduce costs. In 2004, the evaluation led to restructuring, divestitures, and consolidation within the Company, as described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2004 Annual Report on Form 10-K. These actions, coupled with price increases to counteract the historically high raw material and energy costs, resulted in improved performance in the first quarter of 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company also improved its cash flow from operations in first quarter 2005 by $136 million compared with first quarter 2004 through strong operating results. The sale of the Genencor International, Inc ("Genencor") investment in second quarter 2005 for approximately $420 million in cash further strengthens the Company's financial position and flexibility.

The Company continues to implement several initiatives to improve margins in 2005, including the improvement of pricing processes and strategies, particularly in response to the volatility in the price of raw material and energy costs, the improvement of product mix, and cost reduction efforts. These actions, combined with a strengthened economy and an olefins cyclical upturn, have positioned the Company to pursue targeted growth initiatives while improving profitability and financial flexibility.

RESULTS OF OPERATIONS

	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2005	2004	Change

Sales	$1,762	$1,597	10%	(10) %	18%	1%	1%

Sales revenue for first quarter 2005 increased $165 million over first quarter 2004. The increase was primarily due to higher selling prices of approximately $300 million throughout the Company and higher volumes in continuing product lines that more than offset a decrease in volume resulting from divested businesses and product lines in 2004. Sales volume increased slightly for continuing businesses and product lines for first quarter 2005 over first quarter 2004.

	First Quarter
(Dollars in millions)	2005	2004	Change

Gross Profit	$399	$235	70%
As a percentage of sales	22.7%	14.7%

Gross profit and gross profit as a percentage of sales for first quarter 2005 increased compared to the first quarter 2004 primarily due to the following factors:

•	higher selling prices across all segments, in response to higher raw material and energy costs of approximately $160 million;
•	increased sales volumes from continuing product lines, particularly within the Performance Chemicals and Intermediates ("PCI") segment, and improved capacity utilization; and
•	improved cost structure through restructuring efforts and cost reduction programs.

	First Quarter
(Dollars in millions)	2005	2004	Change

Selling, General and Administrative Expenses (SG&A)	$109	$110	(1) %
Research and Development Expenses (R&D)	39	43	(9) %
	$148	$153
As a percentage of sales	8.4%	9.6%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SG&A costs for the first quarter 2005 decreased slightly due to reduced spending associated with the divestiture of certain businesses and product lines and the reintegration of Cendian Corporation ("Cendian"), mostly offset by higher compensation and employee related costs and increased professional service fees. R&D expenses decreased $4 million in first quarter 2005 compared to first quarter 2004 primarily due to reduced spending resulting from completed projects within the Polymers segment. The Company expects that SG&A and R&D costs within the Developing Business ("DB") segment combined with corporate R&D costs to be approximately 3% of revenue in 2005.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $9 million in first quarter 2005, compared to $67 million in first quarter 2004. The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation. For more information regarding asset impairments and restructuring charges, see Note 9 to the Company's unaudited consolidated financial statements.

Other Operating (Income) Expense, net

Other operating income for first quarter 2005 was a gain of $2 million related to the 2004 divestiture of certain businesses and product lines within the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment.

Interest Expense, Net

	First Quarter
(Dollars in millions)	2005	2004	Change

Gross interest costs	$34	$32
Less: Capitalized interest	1	1
Interest expense	33	31	6%
Less: Interest income	3	2
Interest expense, net	$30	$29	3%

Gross interest costs for the first quarter 2005 were slightly higher compared to the first quarter 2004 due to higher average interest rates that more than offset lower average borrowings. Higher interest income reflected larger average cash levels.

For 2005, the Company expects net interest expense to decrease compared to 2004 due to lower expected gross interest costs as a result of anticipated lower average borrowings.

Other (Income) Charges, net

	First Quarter
(Dollars in millions)	2005	2004

Other income	$(6)	$(6)
Other charges	3	5
Other (income) charges, net	$(3)	$(1)

Included in other income are the Company’s portion of earnings from its equity investments, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are the Company’s portion of losses from its investments, fees on securitized receivables, and other miscellaneous items.

The Company's interest in Genencor, a component of other (income) charges, net, was sold subsequent to March 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision (Benefit) for Income Taxes

	First Quarter
(Dollars in millions)	2005	2004	Change

Provision (benefit) for income taxes	$55	$(7)	N/A
Effective tax rate	25%	54%

The first quarter 2005 effective tax rate reflects the Company's expected tax rate on reported normalized operating earnings before income tax of approximately 30 percent, and a net deferred tax benefit adjustment related to the expected utilization of capital loss carryforwards.

In fourth quarter 2004, the American Jobs Creation Act was signed into law. The Act includes a provision for a tax deduction for U.S. manufacturing companies whereby the effective tax rate is expected to be reduced. The Company expects 2005 tax benefits of this new deduction to be approximately $5 million, partially offset by the reduction of benefits from the elimination of the extraterritorial income exclusion. The Act also includes many other provisions which may impact the Company. These are currently being reviewed to determine the impact to the Company's effective tax rate for 2005 and beyond. For additional information, see Note 18 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K.

In the first quarter 2004, the effective tax rate was impacted by:

•	treatment of the asset impairments and restructuring charges of $67 million, resulting in lower expected tax benefits in certain jurisdictions;
•	impact of expected favorable foreign rate variances;
•	extraterritorial income exclusion benefits on taxable earnings, excluding the asset impairment and restructuring charges; and
•	the relative amount of the above items compared to pretax losses in the period.

As described in Note 18 to the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K, the Company has significant net operating loss carryforwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carryforwards is greater or less than anticipated.

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in three divisions comprised of six operating segments. Segments are determined by the customer markets in which the Company sells its products. Eastman Division consists of the CASPI segment, the PCI segment, and the Specialty Plastics ("SP") segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the DB Segment. For more detail, reference Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2004 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

CASPI Segment
	First Quarter
		All Product Lines			Continuing Product Lines(1)
			$	%		$	%
(Dollars in millions)	2005	2004	Change	Change	2004	Change	Change

External Sales	$319	$439	$(120)	(27)%	$265	$54	21%
Volume effect			(168)	(38)%		6	3%
Price effect			44	10%		44	17%
Product mix effect			1	--%		1	--%
Exchange rate effect			3	1%		3	1%

Operating earnings	67	30	37	>100%	41	26	63%

Asset impairments and restructuring charges, net	1	6	(5)		1	--

Other operating income	2	--	2		--	2

(1) These businesses and product lines exclude acrylate ester monomers, composites (unsaturated polyester resins), inks and graphic arts raw materials, liquid resins, powder resins and textile chemicals divested on July 31, 2004 as well as other restructuring, divestiture and consolidation activities that the Company has completed related to these businesses and product lines.

The decrease in external sales revenue of $120 million for the first quarter 2005 compared to the first quarter 2004 was due to a decrease in sales volume primarily as the result of the third quarter 2004 divestiture of certain underperforming businesses, product lines and related assets within the CASPI segment. Continuing product lines had an increase in revenue of $54 million, with selling prices positively impacting revenues 17 percent and sales volumes positively impacting revenues 3 percent.

The increase in operating results for the first quarter 2005 compared to the first quarter 2004 was the result of increased selling prices to offset higher raw material costs; an increased focus on more profitable businesses and product lines, including the aforementioned sale of certain businesses and product lines within the segment; and the impact of cost reduction efforts.

Operating earnings for the first quarter 2005 and 2004 were reduced by restructuring charges totaling approximately $1 million and $6 million, respectively. Operating earnings in first quarter 2005 were increased by other operating income of $2 million associated with the 2004 divestiture of certain businesses and product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	First Quarter
			$	%
(Dollars in millions)	2005	2004	Change	Change

External Sales	$389	$290	$99	34%
Volume effect			49	17%
Price effect			60	21%
Product mix effect			(11)	(4)%
Exchange rate effect			1	--%

Interdivisional sales	168	141	27	19%

Operating earnings	50	8	42	>100%

Asset impairments and restructuring charges, net	4	3	1

External sales revenue for the first quarter 2005 increased $99 million compared to the first quarter 2004 primarily due to higher selling prices, which had a positive impact on revenues of $60 million, and higher sales volumes, especially in the olefins and oxo product lines, which had a positive impact on revenues of $49 million. The sales volume increase was attributed to long-term supply arrangements with key customers, improved end-market demand due to strong economic growth and increased production capacity. The increase in interdivisional sales revenue was primarily due to higher selling prices for products sold to the Polymers segment.

First quarter 2005 operating earnings increased $42 million over first quarter 2004 primarily due to increases in selling prices and sales volume that more than offset higher raw material and energy costs. Operating earnings in 2005 were reduced by $4 million in severance charges at the Company's Batesville, Arkansas manufacturing facility and in 2004 by $3 million in severance charges for a company wide workforce reduction. The PCI segment continues to identify and implement projects to reduce costs and improve the results of underperforming product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
	First Quarter
			$	%
(Dollars in millions)	2005	2004	Change	Change

External Sales	$177	$157	$20	13%
Volume effect			3	2%
Price effect			14	9%
Product mix effect			1	1%
Exchange rate effect			2	1%

Interdivisional sales	14	12	2	16%

Operating earnings (loss)	21	(23)	44	>100%

Asset impairments and restructuring charges, net	--	46	(46)

External sales revenue for the first quarter 2005 increased $20 million compared to the first quarter 2004 due primarily to higher selling prices, which had a positive impact of $14 million. Higher sales volumes, especially in copolyesters for consumer and medical goods, also contributed to increased sales revenue, and were partially offset by reduced polyester and acetate demand for imaging and photo film.

Operating results for first quarter 2005 improved compared with first quarter 2004 primarily due to asset impairments and restructuring charges of $46 million in the first quarter of 2004 related to the closure of the Company’s Hartlepool, United Kingdom manufacturing facility. The decision to close the Hartlepool site was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure.

VORIDIAN DIVISION

Polymers Segment
	First Quarter
			$	%
(Dollars in millions)	2005	2004	Change	Change

External Sales	$656	$515	$141	28%
Volume effect			(36)	(7)%
Price effect			166	32%
Product mix effect			3	1%
Exchange rate effect			8	2%

Interdivisional sales	19	18	1	5%

Operating earnings (loss)	71	(12)	83	>100%

Asset impairments and restructuring charges, net	--	11	(11)

The increase in external sales revenue for the first quarter 2005 compared to the first quarter 2004 was primarily due to increased selling prices, which had a positive impact of $166 million, partially offset by lower sales volume, which had a negative impact of $36 million. The increased selling prices were mainly the result of efforts to offset rapidly increasing raw material and energy costs, particularly for paraxylene and ethylene glycol. Sales volume declined for polyethylene, attributed to lower end-market demand, and for PET polymers outside of North America, due to continued efforts to improve margins over raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating results improved in first quarter 2005 compared with first quarter 2004 largely due to the increases in selling prices, improved PET polymers and polyethylene margins, and cost reduction efforts that more than offset higher raw material and energy costs. First quarter 2004 operating results were also reduced by asset impairments and restructuring charges of $11 million, primarily related to severance.

In early March, 2005, the Company broke ground on the first commercial scale PET polymers plant based upon Eastman's IntegRex technology. The plant will be a 350,000 metric ton facility and is expected to begin production in fourth quarter 2006.

Fibers Segment
	First Quarter
			$	%
(Dollars in millions)	2005	2004	Change	Change

External Sales	$200	$172	$28	17%
Volume effect			(4)	(2)%
Price effect			11	7%
Product mix effect			20	11%
Exchange rate effect			1	1%

Interdivisional sales	27	21	6	28%

Operating earnings	47	33	14	42%

The increase in external sales revenue for the first quarter 2005 compared to the first quarter 2004 was due to a favorable shift in product mix, primarily the result of increased sales volume for acetate tow in Asia, and increased selling prices, which had positive impacts on revenues of $20 million and $11 million, respectively.

Operating earnings for the first quarter 2005 increased compared to first quarter 2004 due to a favorable shift in product mix and increased selling prices more than offsetting higher raw material and energy costs

Due to changes in industry structure and improved market demand in Asia, the Company expects operating earnings in 2005 to exceed 2004 and that the segment has modest growth potential in future years.

DEVELOPING BUSINESSES DIVISION

DB Segment
	First Quarter
			$	%
(Dollars in millions)	2005	2004	Change	Change

External Sales	$21	$24	$(3)	(13)%

Interdivisional sales	60	109	(49)	(44)%

Operating loss	(21)	(20)	(1)	(5)%

Asset impairments and restructuring charges, net	4	1	3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The decrease in external sales revenue for the first quarter 2005 compared to the first quarter 2004 was primarily due to the sale of Ariel Research Corporation in fourth quarter 2004 and the restructuring of Cendian into Eastman with a resulting decline of third party customer contracts at Cendian. The decrease in interdivisional sales revenue was primarily due to a decrease in logistics services provided by Cendian to Eastman Division and Voridian Division due to the aforementioned reintegration of Cendian into Eastman.

Operating results for the segment declined slightly in first quarter 2005 compared with first quarter 2004. Asset impairments and restructuring charges primarily relate to the reintegration of Cendian. Further restructuring costs may be incurred as the shutdown of Cendian's external logistics business is completed.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue (excluding interdivisional sales)

	First Quarter
(Dollars in millions)	2005	2004	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,010	$866	17%	(5) %	23%	(1) %	-- %
Europe, Middle East, and Africa	368	410	(10) %	(23) %	9%	1%	3%
Asia Pacific	219	184	19%	(1) %	10%	10%	-- %
Latin America	165	137	21%	(13) %	32%	1%	1%
	$1,762	$1,597	10%	(10) %	18%	1%	1%

Sales revenue in the United States and Canada increased for the first quarter 2005 compared to the first quarter 2004 primarily due to higher selling prices, particularly for the Polymers and PCI segment, which had a $197 million positive impact on sales revenue. The higher selling prices mostly related to sales of PET polymers, polyethylene, and intermediates chemicals and were primarily in response to increases in raw material and energy costs and high industry-wide capacity utilization. Lower overall sales volumes had a $42 million negative impact on sales revenue and were primarily due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, partially offset by significantly higher sales volumes in the PCI segment.

Sales revenue in Europe, Middle East and Africa decreased for the first quarter 2005 compared to the first quarter 2004 primarily due to lower sales volumes, particularly the result of the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, which had a $93 million negative impact on sales revenue. Higher selling prices, particularly for PET polymers, had a $36 million positive impact on sales revenue. Favorable shifts in foreign currency exchange rates had a $14 million positive impact on sales revenue.

Sales revenue in Asia Pacific increased for the first quarter 2005 compared to first quarter 2004 primarily due to higher overall selling prices across all segments which had a $19 million positive impact on sales revenue. A favorable shift in product mix, particularly for acetate tow, had an $18 million positive impact on sales revenue.

Sales revenue in Latin America increased for the first quarter 2005 compared to first quarter 2004 primarily due to higher selling prices, partially offset by lower sales volume. Higher selling prices, particularly for PET polymers, had a $44 million positive impact on sales revenue. Lower sales volume, particularly for PET polymers and polyethylene, had an $18 million negative impact on sales revenue.

With a substantial portion of sales to customers outside the United States of America, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information, see Note 8 to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2004 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Quarter
(Dollars in millions)	2005	2004

Net cash provided by (used in)
Operating activities	$102	$(34)
Investing activities	(51)	(63)
Financing activities	17	(419)
Net change in cash and cash equivalents	$68	$(516)

Cash and cash equivalents at end of period	$393	$42

Cash provided by operating activities increased $136 million in the first quarter 2005 compared to the first quarter 2004 primarily as a result of improved earnings which were primarily due to higher gross margins.

Cash used in investing activities decreased $12 million in the first quarter 2005 compared to first quarter 2004 primarily due to a $9 million decrease in additions to properties and equipment. However, capital expenditures in 2005 are expected to increase to between $340 and $360 million from $248 million in 2004.

Cash provided by financing activities in the first quarter 2005 includes cash received from stock option exercises of $46 million. Cash used in financing activities in the first quarter 2004 includes the January 2004 repayment of $500 million of 6 3/8% notes and an increase in commercial paper, credit facility, and other short-term borrowings of $114 million. The payment of dividends is reflected in all periods.

In 2005, priorities for use of available cash from operations are to pay dividends, reduce outstanding borrowings and fund targeted growth initiatives.

Liquidity

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of March 31, 2005 and December 31, 2004. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in April 2009, the Company has the ability to refinance commercial paper borrowings on a long-term basis. Therefore, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings. At March 31, 2005 and December 31, 2004, the Company's revolving credit facility borrowings were $146 million at an effective interest rate of 3.23% and 2.98%, respectively.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission to issue a combined $1.1 billion of debt or equity securities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On April 21, 2005, Eastman completed the sale of its equity interest in Genencor for approximately $420 million which further strengthens the Company's financial position and flexibility. In addition, cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements including those requirements related to the normal seasonal increase in working capital expected in the first half of the year. However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman’s products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below. Furthermore, the Company believes maintaining a financial profile consistent with an investment grade company is important to its long term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $50 million and $59 million for the first quarters 2005 and 2004, respectively. The Company continues its emphasis on cash flow management and, for 2005, expects that capital spending will be approximately $340 to $360 million which will exceed planned 2005 depreciation and amortization of $310 million. Capital expenditures for 2005 will include construction of the new PET facility in South Carolina, utilizing IntegRex technology.

Other Commitments

At March 31, 2005, the Company’s obligations related to notes and debentures totaled approximately $1.9 billion to be paid over a period of up to 25 years. Other borrowings, related primarily to credit facility borrowings, totaled approximately $146 million.

The Company had various purchase obligations at March 31, 2005 totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $180 million over a period of several years. Of the total lease commitments, approximately 20% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55% relate to real property, including office space, storage facilities and land; and approximately 25% relate to railcars.

In addition, the Company had other liabilities at March 31, 2005 totaling approximately $1.3 billion related to pension, retiree medical, and other postemployment obligations.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at March 31, 2005 totaled $90 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $6 million, $31 million, and $53 million will expire in 2006, 2008, and 2012, respectively. As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at its Kingsport, Tennessee plant. The Company guarantees up to $125 million of the principal amount of this joint venture's third-party borrowings, but believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantees is remote.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As described in Note 16 to the Company’s consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at March 31, 2005 and December 31, 2004. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at March 31, 2005. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

In conjunction with the sale of certain businesses and product lines in the CASPI segment, the Company accepted a variable interest in the form of a $50 million note receivable. The Company has evaluated the material relationships with the purchasing entity and concluded the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the $50 million book value of the note receivable and unpaid interest.

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

Dividends

The Company declared cash dividends of $0.44 per share in the first quarters 2005 and 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

In March, 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 is an interpretation of Statement of Financial Accounting Standard ("SFAS") 143, "Asset Retirement Obligations", which was issued in June 2001. The Interpretation was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of this Interpretation will be effective for the Company as of December 31, 2005. The Company is currently evaluating the effect FIN 47 will have on its consolidated financial position, liquidity, or results from operations.

In December 2004, the FASB released SFAS No. 123 (Revised) - Share Based Payment. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the SEC amended the Standard by changing the implementation date to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K.

Until implementation of SFAS No. 123 (Revised) in 2006, the Company continues to apply the disclosure only requirements of SFAS No. 123 - Accounting for Stock-Based Compensation and applies intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.

OUTLOOK

For 2005, the Company expects:

•	continued volatility of key raw material and energy costs throughout much of 2005, and that the Company will continue to pursue price increases to maintain margins over these costs;

•	strong sales volumes will continue due to a strengthened economy, continued substitution of Eastman products for other materials, and new applications for existing products;

•	earnings improvement through discipline in pricing practices, a continued focus on profitable businesses, a more favorable shift in product mix, and benefits from continued cost control initiatives;

•	that pension and other postemployment benefit expenses in 2005 will be similar to 2004 levels;

•	to contribute at least $60 million to the Company’s U.S. defined benefit pension plans;

•	net interest expense to decrease compared to 2004 as a result of anticipated lower average borrowings;

•	that the DB segment’s SG&A and R&D costs combined with other corporate R&D costs will be approximately 3 percent of revenue;

•	the effective tax rate to be approximately 30 percent on normal taxable earnings, and certain tax benefits from the extraterritorial income exclusion to continue through 2005 or be offset;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
to continue to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidations of product lines as it continues to focus on profitability, primarily in the Eastman division;

•
capital expenditures to increase to between $340 and $360 million and exceed estimated depreciation and amortization of $310 million; the Company will pursue growth projects that include the new PET facility in South Carolina, utilizing IntegRex technology;

•	that priorities for use of available cash will be to pay dividends, reduce outstanding borrowings, and fund targeted growth initiatives; and

•
due to changes in industry structure and improved market demand in Asia, operating earnings in the Fibers segment in 2005 to exceed 2004 and that the segment has modest growth potential in future years.

Given the above factors, the Company expects second quarter 2005 earnings per share to be similar to first quarter 2005 earnings per share.

See “Forward-Looking Statements and Risk Factors below.”

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Quarterly Report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual assets and products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

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

•
The Company has made, and intends to continue making, strategic investments, including IntegRex technology, and enter into strategic alliances in technology, services businesses, and other ventures in order to build, diversify, and strengthen certain Eastman capabilities and to maintain high utilization of manufacturing assets. There can be no assurance that such investments will achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.

•
The Company owns assets in the form of equity in other companies, including joint ventures and technology investments. Such investments are minority investments in companies which are not managed or controlled by the Company and are subject to all of the risks associated with changes in value of such investments including the market valuation of those companies whose shares are publicly traded. In addition, there can be no assurance that such investments will achieve the intended underlying strategic business objectives.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the Company in this Quarterly Report and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2005.

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

There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period. For additional information about the sorbates and asbestos litigation, refer to Note 14 to the unaudited consolidated financial statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Recent Sales of Unregistered Securities

During the first quarter 2005, the Company sold an aggregate of 989,553 shares of its common stock upon exercise of employee stock options at the average exercise price of $46.79 per share. The exercise price was paid either by cash or by surrender of previously issued shares of Company common stock having a fair market value equal to the aggregate exercise price of the options exercised. Such options had previously been granted to management employees under the Omnibus Long-Term Compensation Plans. The Company issued the shares purchased by management employees in the option exercises in reliance upon the exemption from registration of Section 4(2) of the Securities Act of 1933. The Company did not sell any other equity securities during the quarterly period ended March 31, 2005 in transactions not registered under the Securities Act of 1933.

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1- 31, 2005	12,004	$53.78	--	$288
February 1-28, 2005	2,557	53.90	--	288
March 1-31, 2005	--	--	--	288
Total	14,561	$53.80	--

(1)
Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon payout of stock awards or vesting of previously issued shares of restricted common stock and shares surrendered by employees as payment to the Company of the purchase price for shares of common stock under the terms of previously granted stock options. Shares are not part of any Company repurchase plan.

(2)	Average price paid per share reflects the average closing price of Eastman stock on the business date the shares were withheld by the Company or surrendered by the employee stockholder.
(3)
The Company is authorized by the Board of Directors to repurchase up to $400 million of its common stock. Common share repurchases under this authorization in 1999, 2000 and 2001 were $51 million, $57 million and $4 million, respectively. The Company has not repurchased any common shares under this authorization in 2002, 2003, 2004 and the first three months of 2005. For additional information see Note 13 to the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K.

ITEM 5. OTHER INFORMATION

Subsequent to the disclosure of fees and related expenses for professional services in Item 2 - Ratification of Appointment of Independent Accountants of the Company's 2004 Definitive Proxy Statement filed March 31, 2005, which is incorporated by reference in the Company's 2004 Annual Report on Form 10-K, the Audit Committee of the Board of Directors of the Company approved approximately $470,000 in additional audit fees, resulting in a yearly total of approximately $6.3 million, and approved approximately $66,000 in additional tax service fees, resulting in a yearly total of approximately $1.5 million, to PricewaterhouseCoopers, LLP for previously approved professional services for 2004.

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: May 05, 2005	By: /s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and
Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.04	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)

4.05
Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's Current Report on Form 8-K dated June 8, 1994 (the "June 8-K"))

4.06	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

4.07
Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"))

4.08	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.09	Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.13	Form of 6.30% notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

4.14	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s current report on Form 8-K dated December 4, 2003)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	43

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2005	44

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2005	45

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2005	46

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2005	47