Form 10-Q
period 2005-06-30
EASTMAN CHEMICAL CO
filed 2005-08-05
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 1-12626
EASTMAN CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	62-1539359
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

200 South Wilcox Drive
Kingsport, Tennessee	37660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 229-2000

	Yes	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]
	Yes	No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).	[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at June 30, 2005
Common Stock, par value $0.01 per share	81,477,900
(including rights to purchase shares of Common Stock or Participating Preferred Stock)

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 52 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 51

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

1.	Financial Statements	3
	Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings	3
	Consolidated Statements of Financial Position	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
4.	Controls and Procedures	46

PART II. OTHER INFORMATION

1.	Legal Proceedings	47
2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
4.	Submission of Matters to a Vote of Security Holders	49
6.	Exhibits	49

SIGNATURES

Signatures	50

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
INCOME, AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2005	2004	2005	2004

Sales	$1,752	$1,676	$3,514	$3,273
Cost of sales	1,378	1,406	2,741	2,768
Gross profit	374	270	773	505

Selling, general and administrative expenses	122	112	231	222
Research and development expenses	39	38	78	81
Asset impairments and restructuring charges, net	10	79	19	146
Other operating income	--	--	(2)	--
Operating earnings	203	41	447	56

Interest expense, net	24	30	54	59
Income from equity investment in Genencor	(171)	(5)	(173)	(9)
Early debt extinguishment costs	46	--	46	--
Other (income) charges, net	--	6	(1)	9
Earnings (loss) before income taxes	304	10	521	(3)
Provision (benefit) for income taxes	98	(74)	153	(81)
Net earnings	$206	$84	$368	$78

Earnings per share
Basic	$2.55	$1.08	$4.59	$1.01
Diluted	$2.51	$1.07	$4.52	$1.00

Comprehensive Income
Net earnings	$206	$84	$368	$78
Other comprehensive income (loss)
Change in cumulative translation adjustment	(56)	(10)	(79)	(18)
Change in minimum pension liability, net of tax	1	1	--	(1)
Change in unrealized gains (losses) on investments, net of tax	1	--	1	--
Change in unrealized gains (losses) on derivative instruments, net of tax	1	(1)	13	(2)
Total other comprehensive income (loss)	(53)	(10)	(65)	(21)
Comprehensive income	$153	$74	$303	$57

Retained Earnings
Retained earnings at beginning of period	$1,636	$1,436	$1,509	$1,476
Net earnings	206	84	368	78
Cash dividends declared	(36)	(34)	(71)	(68)
Retained earnings at end of period	$1,806	$1,486	$1,806	$1,486

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$241	$325
Trade receivables, net of allowance of $20 and $15	679	675
Miscellaneous receivables	78	104
Inventories	740	582
Other current assets	99	82
Total current assets	1,837	1,768

Properties
Properties and equipment at cost	9,468	9,628
Less: Accumulated depreciation	6,358	6,436
Net properties	3,110	3,192

Goodwill	312	314
Other noncurrent assets	310	598
Total assets	$5,569	$5,872

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,069	$1,098
Borrowings due within one year	5	1
Total current liabilities	1,074	1,099

Long-term borrowings	1,449	2,061
Deferred income tax liabilities	286	210
Postemployment obligations	1,068	1,145
Other long-term liabilities	185	173
Total liabilities	4,062	4,688

Stockholders’ equity
Common stock ($0.01 par value - 350,000,000 shares authorized; shares issued - 89,236,721 and 87,125,532 for 2005 and 2004, respectively)	1	1
Additional paid-in capital	300	210
Retained earnings	1,806	1,509
Accumulated other comprehensive loss	(168)	(103)
	1,939	1,617
Less: Treasury stock at cost (7,895,592 and 7,911,546 shares for 2005 and 2004, respectively)	432	433

Total stockholders’ equity	1,507	1,184

Total liabilities and stockholders’ equity	$5,569	$5,872

The accompanying notes are an integral part of these financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2005	2004

Cash flows from operating activities
Net earnings	$368	$78

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	153	165
Asset impairments	1	103
Income from equity investment in Genencor	(173)	(9)
Early debt extinguishment costs	46	--
Provision (Benefit) for deferred income taxes	67	(84)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(38)	(152)
(Increase) decrease in inventories	(173)	(6)
Increase (decrease) in trade payables	22	70
Increase (decrease) in liabilities for employee benefits and incentive pay	(46)	14
Other items, net	(18)	3

Net cash provided by (used in) operating activities	209	182

Cash flows from investing activities
Additions to properties and equipment	(124)	(117)
Proceeds from sale of assets	50	--
Proceeds from sale of equity investment in Genencor, net	417	--
Additions to capitalized software	(6)	(7)
Other items, net	(2)	(3)

Net cash provided by (used in) investing activities	335	(127)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other short-term borrowings	(104)	89
Repayment of borrowings	(544)	(500)
Dividends paid to stockholders	(70)	(68)
Proceeds from stock option exercises and other items	90	13

Net cash provided by (used in) financing activities	(628)	(466)

Net change in cash and cash equivalents	(84)	(411)

Cash and cash equivalents at beginning of period	325	558

Cash and cash equivalents at end of period	$241	$147

The accompanying notes are an integral part of these financial statements.

1.	BASIS OF PRESENTATION

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

In December 2004, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised) - Share Based Payment. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the implementation date was delayed to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K.

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

		Second Quarter		First Six Months
(Dollars and shares in millions, except per share amounts)		2005	2004	2005	2004

Net earnings, as reported		$206	$84	$368	$78

Add: Stock-based employee compensation expense
included in net earnings, as reported		6	2	7	2

Deduct: Total additional stock-based employee
compensation cost, net of tax, that would have been
included in net earnings under fair value method		7	3	9	5

Pro forma net earnings		$205	$83	$366	$75

Basic earnings per share	As reported	$2.55	$1.08	$4.59	$1.01
	Pro forma	$2.54	$1.07	$4.57	$0.97

Diluted earnings per share	As reported	$2.51	$1.07	$4.52	$1.00
	Pro forma	$2.51	$1.07	$4.51	$0.97

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2005	2004

At FIFO or average cost (approximates current cost)
Finished goods	$633	$550
Work in process	208	171
Raw materials and supplies	262	216
Total inventories	1,103	937
LIFO Reserve	(363)	(355)
Total inventories	$740	$582

Inventories valued on the LIFO method were approximately 70% of total inventories at each period end.

4.	EQUITY INVESTMENT IN GENENCOR

On April 21, 2005, the Company completed the sale of its preferred and common stock of Genencor International, Inc. ("Genencor") for cash proceeds of approximately $417 million, net of $2 million in fees. The book value of the investment prior to sale was $246 million, and the Company recorded a pre-tax gain on the sale of $171 million.

As of March 31, 2005, Eastman owned 25 million shares, or approximately 42%, of the outstanding common shares of Genencor. This investment was accounted for under the equity method and included in other noncurrent assets. At March 31, 2005 and December 31, 2004, the Company’s investment in Genencor, including preferred stock and accumulated dividends receivable, was $253 million and $242 million, respectively.

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

Also included in Income from Equity Investment in Genencor is the Company's portion of earnings from its equity investment in Genencor for the first six months 2005 and 2004.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2005	2004

Trade creditors	$486	$474
Accrued payrolls, vacation, and variable-incentive compensation	100	124
Accrued taxes	71	94
Post-employment obligations	160	117
Interest payable	30	34
Bank overdrafts	52	40
Other	170	215
Total	$1,069	$1,098

6.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2005	2004

Borrowings consisted of:
3 1/4% notes due 2008	$72	$250
6.30% notes due 2018	193	253
7% notes due 2012	147	399
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper and credit facility borrowings	25	146
Other	23	20
Total borrowings	1,454	2,062
Borrowings due within one year	(5)	(1)
Long-term borrowings	$1,449	$2,061

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of June 30, 2005 and December 31, 2004. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. At June 30, 2005 and at December 31, 2004, the Company’s commercial paper and revolving credit facility borrowings were $25 million and $146 million at an effective interest rate of 3.98% and 2.98%, respectively.

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt. See Note 11 for further information regarding the early extinguishment of this debt.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $250 million of the $400 million 7% notes due in 2012 to variable rates. In the second quarter of 2004, the Company entered into interest rate swaps that converted the effective interest rate of $100 million of the $400 million 7% notes due in 2012 to variable rates. The Company settled $50 million of these interest rate swaps during the first quarter 2005. Cash proceeds received and the gain resulting from the settlement were immaterial. During the second quarter 2005, the company received cash proceeds and recognized a gain of approximately $2 million resulting from the settlement of $155 million of these interest rate swaps in connection with the early extinguishment of debt. The average rate on the variable portion was 6.23% at June 30, 2005 and 5.18% at December 31, 2004. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in a slight decrease in long-term borrowings and a slight increase in other noncurrent assets in the first six months of 2005. The fair values of the interest rate swaps were an asset of approximately $2 million at June 30, 2005 and at December 31, 2004.

In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate of $150 million of the $250 million 6.30% notes due in 2018 to variable rates. The average rate on the variable portion was 4.64% at June 30, 2005 and 3.71% at December 31, 2004. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an approximately $7 million increase in long-term borrowings and an approximately $7 million increase in other noncurrent assets in the first six months of 2005. The fair values of the interest rate swaps were an asset of approximately $12 million at June 30, 2005, and an asset of approximately $5 million at December 31, 2004.

7.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2005	2004	2005	2004

Shares used for earnings per share calculation:
Basic	80.7	77.4	80.1	77.3
Diluted	82.0	78.1	81.5	78.0
Certain shares underlying options outstanding during the second quarter and the first six months 2005 and 2004 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. For the second quarter and first six months 2005, common shares underlying options to purchase 1,306,724 shares of common stock at a range of prices from $56.87 to $67.50 and 802,273 shares of common stock at a range of prices from $56.50 to $63.25, respectively, have been excluded from the calculation of diluted earnings per share. For the second quarter and first six months 2004, common shares underlying options to purchase 6,821,997 shares of common stock at a range of prices from $45.17 to $67.50 and 6,847,998 shares of common stock at a range of prices from $42.75 to $67.50, respectively, have been excluded from the calculation of diluted earnings per share.

The Company declared cash dividends of $0.44 per share in the second quarter 2005 and 2004 and $0.88 per share in the first six months 2005 and 2004.

8.	PENSION AND OTHER POSTEMPLOYMENT BENEFITS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PENSION PLANS

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$11	$9	$21	$21
Interest cost	20	20	40	41
Expected return on assets	(20)	(21)	(39)	(41)
Amortization of:
Prior service credit	(3)	(2)	(5)	(5)
Actuarial loss	8	6	17	13
Curtailment	--	--	--	2
Net periodic benefit cost	$16	$12	$34	$31

As of June 30, 2005, the Company has contributed $62 million to its U.S. defined benefit plans during 2005 and expects to contribute up to $100 million in the second half of 2005.

POSTRETIREMENT WELFARE PLANS

Summary of Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$2	$1	$4	$4
Interest cost	11	14	22	29
Amortization of:
Prior service credit	(6)	(3)	(12)	(4)
Actuarial loss	5	5	10	9
Net periodic benefit cost	$12	$17	$24	$38

In May, 2004, the FASB issued FASB Staff Position ("FSP") 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"). Under the provisions of FSP 106-2, the Company determined that its health care plans were not actuarially equivalent to Medicare Part D. In January, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Act. The Company has determined that, although its plans are believed to be actuarially equivalent under the most recent regulations, implementation of these regulations will have an immaterial impact on its financial condition, liquidity, and results of operations and therefore are not reflected in the above amounts.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

2005

Asset Impairments and Restructuring Charges, Net

During the second quarter 2005, the Company recognized pre-tax restructuring charges of $10 million, related to the previously announced shutdown of Cendian Corporation ("Cendian") as well as the closures of other previously announced manufacturing facilities. For the first six months 2005, pre-tax asset impairments and restructuring charges totaled $19 million, with non-cash restructuring charges and cash restructuring charges totaling $3 million and $16 million, respectively.

2004

Asset Impairments and Restructuring Charges, Net

In the second quarter 2004, the company recognized $62 million in asset impairment charges related to assets held for sale. The assets were part of the Company’s sale of certain businesses and product lines within the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, which was completed July 31, 2004. The charges reflect adjustment of the values of these assets to the expected sales proceeds. Also in second quarter 2004, the Company recognized approximately $13 million in severance related charges stemming from the Company's voluntary separation program announced in April, 2004, and $4 million of site closure costs related primarily to previously announced closures of the Company’s Hartlepool, Waterford, and Bury manufacturing facilities.

In the first six months 2004, the Company recorded asset impairments of $103 million, consisting of $62 million as described above as well as $40 million related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom, and $1 million in additional impairments within the CASPI organization for changes in estimates to previously accrued amounts. The decision to close the Hartlepool site, which manufactures products that are within the Company’s Specialty Plastics (“SP”) segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value, as established by appraisal and available market data. The Company further recognized $38 million in severance charges primarily as a result of ongoing cost reduction efforts throughout the Company and costs related to the Company’s employee separation programs announced in April 2004. Site closure costs of $5 million were also recorded during the first six months 2005 related primarily to previously announced closures of manufacturing facilities, as described above.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Asset impairment and restructuring charges reserve roll-forward

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs:

(Dollars in millions)	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2004

Non-cash charges	$--	$140	$(140)	$--	$--
Severance costs	10	53	--	(37)	26
Site closure and other restructuring costs	5	13	--	(9)	9
Total	$15	$206	$(140)	$(46)	$35

	Balance at January 1, 2005	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at June 30, 2005

Non-cash charges	$--	$1	$(1)	$--	$--
Severance costs	26	4	--	(23)	7
Site closure and other restructuring costs	9	14	(5)	(7)	11
Total	$35	$19	$(6)	$(30)	$18

As of the end of the second quarter 2005, out of approximately 90 employee separations that were identified and for which charges were recorded, all have been completed. The remaining severance and site closure costs are expected to be applied to the reserves within one year.

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

At June 30, 2005, mark-to-market gains from raw material, currency and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $5 million. If realized, approximately $3 million of this gain will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts did not have a material impact on earnings during the second quarter and first six months 2005.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	EARLY EXTINGUISHMENT OF DEBT

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash, which resulted in a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the purchased debt was $500 million, as follows:

(dollars in millions)	Book Value

3 1/4% notes due 2008	$178
6.30% notes due 2018	68
7% notes due 2012	254
Total	$500

12.	STOCKHOLDER'S EQUITY

A reconciliation of the changes in stockholders’ equity for first six months 2005 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2004	1	210	1,509	(103)	(433)	1,184

Net Earnings	--	--	368	--	--	368
Cash Dividends	--	--	(71)	--	--	(71)
Other Comprehensive Income	--	--	--	(65)	--	(65)
Stock Option Exercises and Other Items (1)	--	90	--	--	1	91
Balance at June 30, 2005	1	300	1,806	(168)	(432)	1,507

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book purposes have been credited to paid-in capital.

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2003	$119	$(242)	$(2)	$4	$(121)
Period change	36	(6)	--	(12)	18
Balance at December 31, 2004	155	(248)	(2)	(8)	(103)
Period change	(79)	--	1	13	(65)
Balance at June 30, 2005	$76	$(248)	$(1)	$5	$(168)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	SEGMENT INFORMATION

The Company’s products and operations are managed and reported in three divisions comprised of six operating segments. Eastman Division consists of the CASPI segment, the Performance Chemicals and Intermediates ("PCI") segment and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the Developing Businesses ("DB") segment. For additional information, refer to Note 20 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K.

Goods and services are transferred between the divisions at predetermined prices that may be in excess of cost. Accordingly, the divisional structure results in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements.

	Second Quarter, 2005
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$326	$1	$325
Performance Chemicals and Intermediates	555	158	397
Specialty Plastics	191	11	180
Total Eastman Division	1,072	170	902

Voridian Division
Polymers	667	25	642
Fibers	226	21	205
Total Voridian Division	893	46	847

Developing Businesses Division
Developing Businesses	4	1	3
Total Developing Businesses Division	4	1	3

Total Eastman Chemical Company	$1,969	$217	$1,752

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter, 2004
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$476	$--	$476
Performance Chemicals and Intermediates	453	140	313
Specialty Plastics	167	13	154
Total Eastman Division	1,096	153	943

Voridian Division
Polymers	530	15	515
Fibers	204	23	181
Total Voridian Division	734	38	696

Developing Businesses Division
Developing Businesses	148	111	37
Total Developing Businesses Division	148	111	37

Total Eastman Chemical Company	$1,978	$302	$1,676

	First Six Months, 2005
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$645	$1	$644
Performance Chemicals and Intermediates	1,112	326	786
Specialty Plastics	382	25	357
Total Eastman Division	2,139	352	1,787

Voridian Division
Polymers	1,342	44	1,298
Fibers	453	48	405
Total Voridian Division	1,795	92	1,703

Developing Businesses Division
Developing Businesses	85	61	24
Total Developing Businesses Division	85	61	24

Total Eastman Chemical Company	$4,019	$505	$3,514

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months, 2004
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$915	$--	$915
Performance Chemicals and Intermediates	884	281	603
Specialty Plastics	336	25	311
Total Eastman Division	2,135	306	1,829

Voridian Division
Polymers	1,063	33	1,030
Fibers	397	44	353
Total Voridian Division	1,460	77	1,383

Developing Businesses Division
Developing Businesses	281	220	61
Total Developing Businesses Division	281	220	61

Total Eastman Chemical Company	$3,876	$603	$3,273

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter		First Six Months
(Dollars in millions)	2005	2004	2005	2004

Operating Earnings (Loss) by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty
Polymers, and Inks (1) (2)	$64	$(24)	$131	$6
Performance Chemicals and Intermediates (1) (2)	52	12	102	20
Specialty Plastics (1) (2)	21	19	42	(4)
Total Eastman Division	137	7	275	22

Voridian Division
Polymers (1) (2)	48	20	119	8
Fibers	43	33	90	66
Total Voridian Division	91	53	209	74

Developing Businesses Division
Developing Businesses (1) (2)	(22)	(19)	(43)	(39)
Total Developing Businesses Division	(22)	(19)	(43)	(39)

Eliminations	(3)	--	6	(1)
Total Eastman Chemical Company	$203	$41	$447	$56

(1) Second quarter 2005 operating earnings for the CASPI segment included restructuring charges of approximately $1 million. Second quarter 2004 operating loss for the CASPI segment included asset impairments and restructuring charges of approximately $69 million. Second quarter 2004 operating earnings for the PCI segment included restructuring charges of approximately $4 million. Second quarter 2004 operating earnings for the SP segment included restructuring charges of approximately $4 million. Second quarter 2004 operating earnings for the Polymers segment included restructuring charges of approximately $1 million. Second quarter 2005 operating results for the Developing Businesses segment included restructuring charges of approximately $9 million. Second quarter 2004 operating results for the Developing Businesses segment included restructuring charges of approximately $1 million.

(2)First six months 2005 operating earnings for the CASPI segment included asset impairments and restructuring charges of approximately $2 million. First six months 2004 operating earnings for the CASPI segment included asset impairments and restructuring charges of approximately $75 million. First six months 2005 operating earnings for the PCI segment included restructuring charges of approximately $4 million. First six months 2004 operating earnings for the PCI segment included an asset impairment charge of approximately $7 million. First six months 2004 operating results for the SP segment included asset impairment and restructuring charges of approximately $50 million. First six months 2004 operating earnings for the Polymers segment included restructuring charges of approximately $12 million. First six months 2005 operating results for the Developing Businesses segment included restructuring charges of approximately $13 million. First six months 2004 operating results for the Developing Businesses segment included restructuring charges of approximately $2 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2005	2004

Assets by Division and Segment
Eastman Division
Coatings, Adhesives, Specialty Polymers, and Inks	$1,366	$1,495
Performance Chemicals and Intermediates	1,538	1,640
Specialty Plastics	679	709
Total Eastman Division	3,583	3,844

Voridian Division
Polymers	1,394	1,418
Fibers	573	580
Total Voridian Division	1,967	1,998

Developing Businesses Division
Developing Businesses	19	30
Total Developing Businesses Division	19	30

Total Eastman Chemical Company	$5,569	$5,872

14.	LEGAL MATTERS
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

Sorbates Litigation

As previously reported and as more fully described in Part I, Item 3 - Legal Proceedings of the Company's 2004 Annual Report on Form 10-K, only two civil cases relating to sorbates remain.  The first is a case filed by a multi-state class of indirect purchasers seeking claimed damages, whose claims have been dismissed by Tennessee's trial court and that state's court of appeals.  Arguments before the state's highest court were heard in May 2005.  The second is a case that has been filed by New York's attorney general, also seeking claimed damages, which is now in the pretrial discovery phase of the case.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has finalized an agreement with an insurer that issued primary general liability insurance to certain predecessors of the Company prior to the mid-1970s, pursuant to which that insurer will provide coverage for a portion of certain of the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

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

In December 2004, the FASB released SFAS No. 123 (Revised) - Share Based Payment. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the implementation date was delayed to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K. Until implementation of SFAS No. 123 (Revised) in 2006, the Company continues to apply the disclosure-only requirements of SFAS No. 123 - Accounting for Stock-Based Compensation and applies intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	COMMITMENTS

Purchase Obligations and Lease Commitments

At June 30, 2005, the Company had various purchase obligations totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $168 million over a period of several years. Of the total lease commitments, approximately 15% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55% relate to real property, including office space, storage facilities and land; and approximately 30% relate to railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at June 30, 2005 and December 31, 2004. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $243 million and $265 million in the second quarter 2005 and 2004, respectively.

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

(Dollars in millions)	June 30, 2005

Obligations of equity affiliates	$125
Residual value guarantees	92
Total	$217

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

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at June 30, 2005 totaled $92 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $6 million, $27 million, and $59 million will expire in 2006, 2008, and 2012, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities ("VIEs") or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at June 30, 2005. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

17.	PROVISION (BENEFIT) FOR INCOME TAXES

	Second Quarter			First Six Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Provision (benefit) for income taxes	$98	$(74)	--	$153	$(81)	--
Effective tax rate	32.2%	>100%		29.3%	>100%

The second quarter 2005 effective tax rate reflects the Company's expected tax rate on reported normalized operating earnings before income tax of approximately 30 percent and higher applicable tax rates related to the early extinguishment of debt costs and the gain on the sale of Genencor stock. The first six months 2005 effective tax rate also reflects a net deferred tax benefit adjustment related to the expected utilization of capital loss carryforwards.

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

In the second quarter and first six months 2004, the effective tax rate was impacted by $82 million of deferred tax benefits resulting from the expected utilization of capital loss carryforwards for assets held for sale in the CASPI segment. The Company recorded a deferred tax asset of $135 million for capital loss carryforwards resulting from the difference between the book basis and tax basis of certain subsidiaries that were a part of the sale. In addition, the effective tax rates for second quarter 2004 and six months 2004 were impacted by the treatment of the asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions.

Excluding the above items, the company’s effective tax rate through second quarter 2004 was approximately 28 percent. This tax rate reflects the impact of favorable foreign rate variances and extraterritorial income exclusion benefits on normal taxable earnings.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $53 million and $56 million at June 30, 2005 and December 31, 2004, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $21 million to the maximum of $42 million at June 30, 2005 and the minimum or best estimate of $25 million to the maximum of $45 million at December 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2004 Annual Report on Form 10-K, and the unaudited interim consolidated financial statements included elsewhere in this report. All references to earnings per share contained in this report are to diluted earnings per share unless otherwise noted.

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

OVERVIEW

In the first six months 2005, the Company had the best half-year earnings per share in its history, with earnings per share of $4.52. Second quarter 2005 earnings per share were $2.51 and included a gain of $171 million associated with the sale of the Company's equity investment in Genencor International, Inc. ("Genencor") and costs of $46 million associated with the early repayment of $500 million in long-term debt. Also included in second quarter and first six months 2005 operating earnings were asset impairments and restructuring charges of $10 million and $19 million, respectively, as well as other operating income of $2 million in first six months 2005. Included in second quarter and first six months 2004 operating earnings were asset impairments and restructuring charges of $79 million and $146 million, respectively. Revenues for second quarter and first six months 2005 were $1,752 million and $3,514 million, increases of approximately 5 percent and 7 percent, respectively. In the second quarter and first six months 2004, revenues included the divested businesses and product lines of the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment.

Operating earnings for the second quarter and first six months 2005 were $203 million and $447 million, respectively, versus the second quarter and first six months 2004 operating earnings of $41 million and $56 million, respectively.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Key factors in the improved results were:

•	solid economic growth;
•	completion of previously announced restructuring, divestiture and consolidation efforts in 2004;
•	increased selling prices throughout the Company in response to increasing raw material and energy costs;
•	a continued focus on more profitable businesses and product lines, particularly in the Company’s Eastman Division;
•	increased sales volume in continuing product lines; and
•	improved capacity utilization and cost reduction efforts.

The Company's cash flow from operations increased by $27 million in the first six months 2005 compared with the first six months 2004 as a result of strong operating results. In second quarter 2005, the Company completed the sale of its investment in Genencor for approximately $417 million in net cash proceeds and completed the early repayment of $500 million of its outstanding long-term debt, further strengthening its financial position.

Beginning in 2002, the Company implemented a turnaround strategy to improve profitability, which included an evaluation of its portfolio and implementation of initiatives to reduce costs. In 2004, the evaluation led to restructuring, divestitures, and consolidation within the Company, as described in Part II, Item 7—Management’s
Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2004 Annual Report on Form 10-K. The Company continues to implement several initiatives to improve margins in 2005, including the improvement of pricing processes and strategies, particularly in response to the volatility in the price of raw material and energy costs, the improvement of product mix, and cost reduction efforts. These actions, combined with a strengthened economy, have positioned the Company to pursue targeted growth initiatives while improving profitability and financial flexibility.

RESULTS OF OPERATIONS

	Second Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2005	2004	Change

Sales	$1,752	$1,676	5%	(7)%	15%	(4)%	1%

	First Six Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2005	2004	Change

Sales	$3,514	$3,273	7%	(9)%	16%	(1)%	1%

Sales revenue for the second quarter and first six months 2005 increased compared to the second quarter and first six months 2004 primarily due to higher selling prices of approximately $250 million and approximately $540 million, respectively, throughout the Company and higher sales volumes in continuing product lines that more than offset a decrease in volume resulting from divested businesses and product lines in 2004. Sales volume increased slightly for continuing businesses and product lines for first quarter 2005 over first quarter 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Gross Profit	$374	$270	39%	$773	$505	53%
As a percentage of sales	21%	16%		22%	15%

Gross profit and gross profit as a percentage of sales for second quarter and first six months 2005 increased compared to second quarter and first six months 2004 primarily due to the following factors:

•
increased selling prices across all segments, in response to higher raw material and energy costs which increased more than $100 million and $260 million in the second quarter and first six months 2005, respectively;

•	increased sales volumes from continuing product lines, particularly within the Performance Chemicals and Intermediates ("PCI") segment, and improved capacity utilization; and
•	improved cost structure through restructuring efforts and cost reduction programs.

	Second Quarter			First Six Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Selling, General and
Administrative Expenses	$122	$112	10%	$231	$222	4%
Research and Development
Expenses	39	38	2%	78	81	(3) %
	$161	$150	7%	$309	$303	2%
As a percentage of sales	9%	9%		9%	9%

Selling, General and Administrative ("SG&A") costs for the second quarter and first six months 2005 compared to the same periods 2004 increased due to higher compensation and employee related costs, higher bad debt expense, and increased professional service fees, which more than offset decreases resulting from the previous divestiture of certain businesses and product lines within the CASPI segment and the restructuring of operations at Cendian Corporation ("Cendian").

For second quarter and first six months 2005, combined SG&A and Research and Development ("R&D") costs as a percentage of sales were flat. The Company expects that SG&A and R&D costs within the Developing Businesses ("DB") segment combined with corporate R&D costs will be approximately 3% of revenue in 2005.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $10 million and $19 million in second quarter and first six months 2005, and totaled $79 million and $146 million in second quarter and first six months 2004, respectively. The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation. For more information regarding asset impairments and restructuring charges, see Note 9 to the Company's unaudited consolidated financial statements.

Other Operating Income

Other operating income for first six months 2005 reflects a gain of $2 million related to the 2004 divestiture of certain businesses and product lines within the CASPI segment.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

	Second Quarter			First Six Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Gross interest costs	$30	$32		$64	$64
Less: Capitalized interest	1	1		2	2
Interest expense	29	31	(7)%	62	62	--
Interest income	5	1		8	3
Interest expense, net	$24	$30	(19)%	$54	$59	(8)%

Lower gross interest costs for the second quarter 2005 compared to the second quarter 2004 reflected higher average interest rates that were more than offset by lower average borrowings. Higher interest income reflected higher invested cash balances as well as higher average interest rates, resulting in lower net interest expense for the second quarter 2005.

For the first six months 2005 compared to the first six months 2004, gross interest costs remained consistent as higher average interest rates offset lower average borrowings. Higher interest income reflected higher invested cash balances as well as higher average interest rates, resulting in lower net interest expense for first six months 2005 compared to first six months 2004.

For 2005, the Company expects net interest expense to decrease compared to 2004 due to lower average borrowings and higher average interest rates on higher invested cash balances.

Income from Equity Investment in Genencor

Income from equity investment in Genencor includes the Company's portion of earnings from its equity investment in Genencor for the first six months 2005 and 2004. Additionally, in second quarter 2005, the Company completed the sale of its equity interest in Genencor for net cash proceeds of approximately $417 million. The book value of the investment prior to sale was $246 million resulting in a pre-tax gain on the sale of $171 million.

Early Debt Extinguishment Costs

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash and recorded a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the purchased debt was $500 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Second Quarter			First Six Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Other income	$(2)	$(1)	$(1)	$(6)	$(3)	$(3)
Other charges	2	7	(5)	5	12	(7)
Other (income) charges, net	$--	$6	$(6)	$(1)	$9	$(10)

Included in other income are the Company’s portion of earnings from its equity investments excluding Genencor; royalty income, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, fees on securitized receivables and other miscellaneous items.

Provision (Benefit) for Income Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Provision (benefit) for income taxes	$98	$(74)	--	$153	$(81)	--
Effective tax rate	32.2%	>100%		29.3%	>100%

The second quarter 2005 effective tax rate reflects the Company's expected tax rate on reported normalized operating earnings before income tax of approximately 30 percent and higher applicable tax rates related to the early extinguishment of debt costs and the gain on the sale of Genencor stock. The first six months 2005 effective tax rate also reflects a net deferred tax benefit adjustment related to the expected utilization of capital loss carryforwards.

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

In the second quarter and first six months 2004, the effective tax rate was impacted by $82 million of deferred tax benefits resulting from the expected utilization of capital loss carryforwards for assets held for sale in the CASPI segment. The Company recorded a deferred tax asset of $135 million for capital loss carryforwards resulting from the difference between the book basis and tax basis of certain subsidiaries that were a part of the sale. In addition, the effective tax rates for second quarter 2004 and six months 2004 were impacted by the treatment of the asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions.

Excluding the above items, the company’s effective tax rate through second quarter 2004 was approximately 28 percent. This tax rate reflects the impact of favorable foreign rate variances and extraterritorial income exclusion benefits on normal taxable earnings.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION
CASPI Segment
	Second Quarter
		All Product Lines			Continuing Product Lines(1)
			Change			Change
(Dollars in millions)	2005	2004	$	%	2004	$	%

External Sales	$325	$476	$(151)	(32)%	$283	$42	15%
Volume effect			(199)	(42)%		(6)	(2)%
Price effect			52	11%		52	18%
Product mix effect			(7)	(2)%		(7)	(2)%
Exchange rate effect			3	1%		3	1%

Operating earnings (loss)	64	(24)	88	--	48	16	33%

Asset impairments and
restructuring charges, net	1	69	(68)		3	(2)

	First Six Months
		All Product Lines			Continuing Product Lines(1)
			Change			Change
(Dollars in millions)	2005	2004	$	%	2004	$	%

External Sales	$644	$915	$(271)	(30)%	$548	$96	18%
Volume effect			(374)	(41)%		(7)	(1)%
Price effect			96	10%		96	18%
Product mix effect			1	-- %		1	-- %
Exchange rate effect			6	1%		6	1%

Operating earnings	131	6	125	>100%	89	42	47%

Asset impairments and
restructuring charges, net	2	75	(73)		4	(2)

Other operating income	2	--	2		--	2

(1) These businesses and product lines exclude acrylate ester monomers, composites (unsaturated polyester resins), inks and graphic arts raw materials, liquid resins, powder resins and textile chemicals divested on July 31, 2004 as well as other restructuring, divestiture and consolidation activities that the Company has completed related to these businesses and product lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The decrease in external sales revenue of $151 million for the second quarter 2005 compared to the second quarter 2004 was due to a decrease in sales volume primarily as the result of the third quarter 2004 divestiture of certain underperforming businesses, product lines and related assets within the CASPI segment. Continuing product lines had an increase in revenue of $42 million, with selling prices positively impacting revenues 18 percent, more than offsetting higher raw material and energy costs, particularly for cyclical commodity product lines.

The decrease in external sales revenue of $271 million for the first six months 2005 compared to the first six months 2004 was due to a decrease in sales volume primarily as the result of the third quarter 2004 divestiture of certain underperforming businesses, product lines and related assets within the CASPI segment. Continuing product lines, particularly for cyclical commodity products, had an increase in revenue of $96 million, with selling prices positively impacting revenues 18 percent.

The improved operating results for the second quarter and the first six months 2005 compared to the second quarter and first six months 2004 were the result of an increased focus on more profitable businesses and product lines, including the aforementioned sale of certain businesses and product lines within the segment; increased selling prices that more than offset higher raw material costs; improved margins, particularly for cyclical commodity product lines; and the impact of cost reduction efforts.

Operating earnings for the second quarter 2005 and 2004 were reduced by asset impairments and restructuring charges totaling approximately $1 million and $69 million, respectively. Operating earnings for the first six months 2005 and 2004 were reduced by asset impairments and restructuring charges totaling approximately $2 million and $75 million, respectively. These charges are more fully described in Note 9 to the Company’s unaudited consolidated financial statements. Operating earnings in the first six months 2005 were increased by $2 million of other operating income associated with the 2004 divestiture of certain businesses and product lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$397	$313	$84	27%	$786	$603	$183	30%
Volume effect			34	11%			84	14%
Price effect			59	19%			117	19%
Product mix effect			(10)	(3)%			(21)	(3)%
Exchange rate effect			1	-- %			3	-- %

Interdivisional sales	158	140	18	13%	326	281	45	16%

Operating earnings	52	12	40	>100%	102	20	82	>100%

Asset impairments and
restructuring charges, net	--	4	(4)		4	7	(3)

External sales revenue for the second quarter and first six months 2005 increased compared to the second quarter and first six months 2004 primarily due to higher selling prices which had a positive impact on revenues of $59 million and $117 million, respectively, and higher sales volumes, which had a positive impact on revenues of $34 million and $84 million, respectively. Selling prices and sales volume were higher particularly in the intermediates product lines and attributed to an upturn in the olefins cycle. The sales volume increase was attributed to long-term arrangements with key customers, improved end-market demand due to strong economic growth and increased production capacity. The increase in interdivisional sales revenue was primarily due to higher selling prices for products sold to the Polymers segment.

Second quarter and first six months 2005 operating earnings increased $40 million and $82 million over second quarter and first six months 2004 primarily due to increases in selling prices and sales volume that more than offset higher raw material and energy costs. Operating earnings in 2005 were reduced by $4 million in severance charges at the Company's Batesville, Arkansas manufacturing facility and in 2004 by $7 million in severance charges for a company wide workforce reduction. The PCI segment continues to identify and implement projects to reduce costs and address the performance of underperforming product lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$180	$154	$26	17%	$357	$311	$46	15%
Volume effect			9	6%			12	4%
Price effect			15	10%			29	10%
Product mix effect			--	-- %			1	-- %
Exchange rate effect			2	1%			4	1%

Interdivisional sales	11	13	(2)	(16)%	25	25	0	-- %

Operating earnings (loss)	21	19	2	11%	42	(4)	46	-- %

Asset impairments and
restructuring charges, net	--	4	(4)		--	50	(50)

External sales revenue for the second quarter and first six months 2005 increased $26 million and $46 million compared to the second quarter and first six months 2004 due primarily to higher selling prices, which had a positive impact of $15 million and $29 million. Higher sales volumes, especially in copolyesters for consumer and medical goods, also contributed to increased sales revenue, and were partially offset by lower acetate sales volume for use in photo film.

Operating earnings for the second quarter and first six months 2005 increased compared with 2004 due to lower asset impairments and restructuring charges. In addition, higher selling prices, an increased focus on more profitable businesses and product lines, and cost reduction efforts were more than offset by higher raw materials and energy costs, and expenditures related to growth initiatives.

The restructuring charges in 2004 include severance charges related to the Company’s employee separation programs and asset impairments and site closure costs related to the closure of the Company’s Hartlepool, United Kingdom manufacturing facility.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

VORIDIAN DIVISION

Polymers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$642	$515	$127	25%	$1,298	$1,030	$268	26%
Volume effect			13	3%			(24)	(2)%
Price effect			105	20%			271	26%
Product mix effect			--	-- %			3	-- %
Exchange rate effect			9	2%			18	2%

Interdivisional sales	25	15	10	64%	44	33	11	33%

Operating earnings	48	20	28	140%	119	8	111	>100%

Asset impairments and
restructuring charges, net	--	1	(1)		--	12	(12)

The increase in external sales revenue for the second quarter 2005 compared to the second quarter 2004 was primarily due to increased selling prices, which had a positive impact of $105 million. The increased selling prices were mainly the result of efforts to offset volatile raw material and energy costs, particularly for paraxylene and ethylene glycol.

The increase in external sales revenue for the first six months 2005 compared to the first six months 2004 was primarily due to increased selling prices, which had a positive impact of $271 million, partially offset by lower sales volume, which had a negative impact of $24 million. The increased selling prices were mainly the result of efforts to offset volatile raw material and energy costs. Sales volume declined for polyethylene, attributed to lower end-market demand, and for PET polymers outside of North America, due to continued efforts to improve margins over raw material and energy costs.

Operating results improved in second quarter and first six months 2005 compared with second quarter and first six months 2004 as higher selling prices and reduced costs attributed to ongoing cost reduction efforts more than offset higher raw material and energy costs, resulting in improved margins primarily in the North American PET and polyethylene markets. Operating results for the first six months 2004 were also reduced by asset impairments and restructuring charges of $12 million, primarily related to severance.

In early March, 2005, the Company broke ground on the first commercial scale PET polymers plant based upon Eastman's IntegRex technology. The plant will be a 350,000 metric ton facility and is expected to begin production in fourth quarter 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$205	$181	$24	13%	$405	$353	$52	15%
Volume effect			21	11%			16	5%
Price effect			15	8%			26	7%
Product mix effect			(13)	(7)%			8	2%
Exchange rate effect			1	1%			2	1%

Interdivisional sales	21	23	(1)	(5)%	48	44	4	9%

Operating earnings	43	33	10	30%	90	66	24	36%

External sales revenue increased in second quarter 2005 compared to second quarter 2004 due to increased sales volume and higher selling prices that more than offset an unfavorable shift in product mix due to higher sales volume for acetyl chemicals and acetate yarn.

External sales revenue increased in the first six months 2005 compared to the first six months 2004 due to increased selling prices and sales volume, primarily in acetyl chemicals and acetate yarn.

Operating earnings for the second quarter and first six months 2005 increased compared to second quarter and first six months 2004 due to increased selling prices and sales volume that more than offset higher raw material and energy costs.

Due to changes in industry structure and improved market demand in Asia, the Company expects operating earnings in 2005 to exceed 2004 and that the segment has modest growth potential in future years.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$3	$37	$(34)	(91)%	$24	$61	$(37)	(60)%

Interdivisional sales	1	111	(110)	(99)%	61	220	(159)	(72)%

Operating loss	(22)	(19)	(3)	(16)%	(43)	(39)	(4)	(10)%

Asset impairments and restructuring charges	9	1	8		13	2	11

The decrease in external and interdivisional sales revenue for the second quarter and first six months 2005 compared to the second quarter and first six months 2004 was primarily due to the shutdown of Cendian, which resulted in the termination of third party contracts and the reintegration of Cendian's logistics functions into the Company, and the divestiture of Ariel Research Corporation in fourth quarter 2004.

Operating results for the segment declined for the second quarter and first six months 2005 compared to the second quarter and first six months 2004 due to asset impairments and restructuring charges of $9 million and $13 million, respectively, from the shutdown of Cendian and reintegration of its logistics function. With the shutdown of Cendian, the DB segment consists of investments in early-stage businesses which the Company continually evaluates using a disciplined stage gating process.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

Second Quarter
(Dollars in millions)	2005	2004	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,006	$949	6%	(6)%	18%	(6)%	-- %
Europe, Middle East, and Africa	351	394	(11)%	(18)%	5%	(1)%	3%
Asia Pacific	231	186	24%	11%	13%	-- %	-- %
Latin America	164	147	11%	(12)%	22%	-- %	1%
	$1,752	$1,676

Sales revenue in the United States and Canada increased for the second quarter 2005 compared to the second quarter 2004 primarily due to higher selling prices, particularly for the Polymers, PCI, and CASPI segments, which had a $172 million positive impact on sales revenue. The higher selling prices mostly related to sales of PET polymers, polyethylene, intermediates chemicals, and other cyclical commodity product lines and were primarily in response to increases in raw material and energy costs and high industry-wide capacity utilization. Lower overall sales volumes had a $54 million negative impact on sales revenue and were primarily due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, partially offset by higher sales volumes in the PCI, Fibers and SP segments. Unfavorable shifts in product mix, primarily in the DB segment related to the Cendian shutdown, had a $61 million negative impact on sales revenue.

Sales revenue in Europe, Middle East and Africa decreased for the second quarter 2005 compared to the second quarter 2004 primarily due to lower sales volumes, mainly the result of the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, which had a $72 million negative impact on sales revenue. Higher selling prices, particularly for PET polymers, had a $19 million positive impact on sales revenue. Favorable shifts in foreign currency exchange rates had a $14 million positive impact on sales revenue.

Sales revenue in Asia Pacific increased for the second quarter 2005 compared to second quarter 2004 primarily due to higher overall selling prices across all segments which had a $24 million positive impact on sales revenue. Higher sales volumes, particularly for Voridian Division, had a $20 million positive impact on sales revenue.

Sales revenue in Latin America increased for the second quarter 2005 compared to second quarter 2004 primarily due to higher selling prices, partially offset by lower sales volume. Higher selling prices, particularly for PET polymers, had a $33 million positive impact on sales revenue. Lower sales volume, particularly for PET polymers, had an $18 million negative impact on sales revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
(Dollars in millions)	2005	2004	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,016	$1,815	11%	(5)%	20%	(4)%	-- %
Europe, Middle East, and Africa	719	804	(10)%	(21)%	7%	1%	3%
Asia Pacific	450	370	22%	5%	12%	5%	-- %
Latin America	329	284	16%	(12)%	27%	-- %	1%
	$3,514	$3,273

Sales revenue in the United States and Canada increased for the first six months 2005 compared to the first six months 2004 primarily due to higher selling prices, particularly for the Polymers, PCI, and CASPI segments, which had a $366 million positive impact on sales revenue. The higher selling prices mostly related to sales of PET polymers, polyethylene, intermediates chemicals, and other cyclical commodity product lines and were primarily in response to increases in raw material and energy costs and high industry-wide capacity utilization. Lower overall sales volumes had a $96 million negative impact on sales revenue and were primarily due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, partially offset by significantly higher sales volumes in the PCI segment. Unfavorable shifts in product mix, primarily in the DB segment related to the Cendian shutdown, had a $69 million negative impact on sales revenue.

Sales revenue in Europe, Middle East and Africa decreased for the first six months 2005 compared to the first six months 2004 primarily due to lower sales volumes, mainly the result of the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, which had a $172 million negative impact on sales revenue. Higher selling prices, particularly for PET polymers, had a $55 million positive impact on sales revenue. Favorable shifts in foreign currency exchange rates had a $28 million positive impact on sales revenue.

Sales revenue in Asia Pacific increased for the first six months 2005 compared to the first six months 2004 primarily due to higher overall selling prices across all segments which had a $42 million positive impact on sales revenue. Favorable shifts in product mix, primarily in the Fibers segment, had a $19 million positive impact on sales revenue. Higher sales volumes, particularly for the Voridian Division, had a $17 million positive impact on sales revenue.

Sales revenue in Latin America increased for the first six months 2005 compared to the first six months 2004 primarily due to higher selling prices, partially offset by lower sales volume. Higher selling prices, particularly for PET polymers, had a $77 million positive impact on sales revenue. Lower sales volume, particularly for PET polymers and polyethylene, had a $36 million negative impact on sales revenue.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2005	2004

Net cash provided by (used in)
Operating activities	$209	$182
Investing activities	335	(127)
Financing activities	(628)	(466)
Net change in cash and cash equivalents	$(84)	$(411)

Cash and cash equivalents at end of period	$241	$147

Cash provided by operating activities increased $27 million in the first six months 2005 compared to the first six months 2004 primarily as a result of a significant increase in earnings which more than offset a $101 million increase in working capital, primarily inventories, and the $62 million contribution to its U.S. defined benefit pension plans. The Company made no such pension contributions in 2004.

Cash provided by investing activities improved $462 million in the first six months 2005 compared to the first six months 2004 largely due to $417 million in net proceeds from the sale of the Company's investment in Genencor in the second quarter 2005. In addition, in the second quarter 2005 the Company received payment for the $50 million note it received in the sale of certain businesses and product lines in the CASPI segment.

Cash used by financing activities in the first six months 2005 includes the Company's early repayment of $500 million of its outstanding long-term debt, and a decrease in commercial paper, credit facility, and other short-term borrowings of $104 million, offset by cash received from stock option exercises of $90 million. See Note 11 to the Company's unaudited consolidated financial statements for information regarding the early extinguishment of debt. Cash used in financing activities in the first six months 2004 includes the January 2004 repayment of $500 million of 6 3/8% notes offset by an increase in commercial paper, credit facility, and other short-term borrowings of $89 million. The payment of dividends is reflected in all periods.

In the second half of 2005, priorities for use of available cash from operations are to pay dividends and fund both targeted growth initiatives and U.S. defined benefit pension plans.

Liquidity

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of June 30, 2005 and December 31, 2004. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in April 2009, the Company has the ability to refinance commercial paper borrowings on a long-term basis. Therefore, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings. At June 30, 2005 and December 31, 2004, the Company's commercial paper and revolving credit facility borrowings were $25 million and $146 million at an effective interest rate of 3.98% and 2.98%, respectively.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission to issue a combined $1.1 billion of debt or equity securities.

In the second quarter 2005, Eastman completed the sale of its equity interest in Genencor for approximately $417 million in net cash proceeds after tax. This action, combined with strong operating results, allowed the Company to complete the early repayment of $500 million of its outstanding debt in second quarter 2005, further strengthening its financial position.

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

Capital Expenditures

Capital expenditures were $124 million and $117 million for the first six months 2005 and 2004, respectively. For 2005, the Company expects that capital spending will be approximately $340 to $360 million, which will exceed planned 2005 depreciation and amortization of $310 million. Capital expenditures for 2005 include construction of the new PET facility in South Carolina, utilizing IntegRex technology.

Other Commitments

At June 30, 2005, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of approximately 25 years. Other borrowings, including commercial paper and credit facility borrowings, totaled $48 million. In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt. This was comprised of approximately $178 million of the notes due in 2008, $254 million of the notes due in 2012, and $68 million of the notes due in 2018. For more information related to the extinguishment of debt, see Note 11 to the Company's unaudited consolidated financial statements. Additionally, during the first six months 2005, the Company reduced commercial paper and credit facility borrowings by approximately $120 million. For more information, see Note 6 to the Company's unaudited consolidated financial statements.

The Company had various purchase obligations at June 30, 2005 totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $168 million over a period of several years. Of the total lease commitments, approximately 15% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55% relate to real property, including office space, storage facilities and land; and approximately 30% relate to railcars.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition, the Company had other liabilities at June 30, 2005 totaling approximately $1.3 billion related to pension, retiree medical, and other postemployment obligations.

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at June 30, 2005 totaled $92 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $6 million, $27 million, and $59 million will expire in 2006, 2008, and 2012, respectively. As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman has a 50% interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at its Kingsport, Tennessee plant. The Company guarantees up to $125 million of the principal amount of this joint venture's third-party borrowings, but believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantees is remote.

As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at June 30, 2005 and December 31, 2004. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at June 30, 2005. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $40 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Dividends

The Company declared cash dividends of $0.44 per share in the second quarters 2005 and 2004 and $0.88 per share in the first six months 2005 and 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

In March, 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 is an interpretation of Statement of Financial Accounting Standards ("SFAS") 143, "Asset Retirement Obligations", which was issued in June 2001. The Interpretation was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of this Interpretation will be effective for the Company as of December 31, 2005. The Company is currently evaluating the effect FIN 47 will have on its consolidated financial position, liquidity, or results from operations.

In December 2004, the FASB released SFAS No. 123 (Revised) - Share Based Payment. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the implementation date was delayed to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K. Until implementation of SFAS No. 123 (Revised) in 2006, the Company continues to apply the disclosure-only requirements of SFAS No. 123 - Accounting for Stock-Based Compensation and applies intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2005, the Company expects:

•	continued volatility of key raw material and energy costs, and that the Company will continue to pursue price increases to maintain margins over these costs;

•	strong sales volumes will continue due to a strengthened economy, continued substitution of Eastman products for other materials, and new applications for existing products;

•	earnings improvement through discipline in pricing practices, a continued focus on profitable businesses, a more favorable shift in product mix, and benefits from continued cost control initiatives;

•	that pension and other postemployment benefit expenses in 2005 will be similar to 2004 levels;

•	to contribute up to $162 million to the Company’s U.S. defined benefit pension plans;

•	net interest expense in 2005 to decrease compared to 2004 as a result of lower average borrowings;

•	that the DB segment’s SG&A and R&D costs combined with other corporate R&D costs will be approximately 3 percent of 2005 revenue;

•
the effective tax rate to be approximately 30 percent on normal taxable earnings, and certain tax benefits from the extraterritorial income exclusion and the domestic manufacturing deduction to continue through 2005;

•	to continue to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidations of product lines as it continues to focus on profitability;

•
capital expenditures to increase to between $340 and $360 million and exceed estimated depreciation and amortization of $310 million; the Company will pursue growth projects that include the new PET facility in South Carolina, utilizing IntegRex technology;

•	that priorities for use of available cash in second half 2005 will be to pay dividends and fund both targeted growth initiatives and U.S. defined benefit pension plans; and

•
due to changes in industry structure and improved market demand in Asia, operating earnings in the Fibers segment in 2005 to exceed 2004 and that the segment has modest growth potential in future years.

Considering the above factors, particularly pricing as a key determinant of profitability due to the continued volatility of raw material and energy costs, the Company expects full-year 2005 net earnings per share to follow its typical pattern of about 60 percent in the first-half and about 40 percent in the second-half.

See “Forward-Looking Statements and Risk Factors below.”

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

•
The Company has made, and intends to continue making, strategic investments, including IntegRex technology, and to enter into strategic alliances in technology, services businesses, and other ventures in order to build, diversify, and strengthen certain Eastman capabilities and to maintain high utilization of manufacturing assets. There can be no assurance that such investments will achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.

•
The Company has undertaken and will continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2005.

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

There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period. For additional information about the sorbates and asbestos litigation, refer to Note 14 to the unaudited consolidated financial statements.

In June 2005, Eastman Chemical Middelburg, B.V., a wholly owned subsidiary of the Company, (the "Subsidiary") received a summons from the Middelburg (Netherlands) District Court Office to appear before the economic magistrate of that District and respond to allegations that the Subsidiary's manufacturing facility in Middelburg has exceeded certain conditions in the permit that allows the facility to discharge wastewater to the municipal wastewater treatment system. The summons proposed penalties in excess of $100,000 (USD) as a result of the alleged violations. A hearing in this matter took place on July 28, 2005, at which time, the magistrate bifurcated the proceeding into two phases: a compliance phase and an economic benefit phase. With respect to the compliance phase, the magistrate levied a fine of less than $100,000, which is subject to potential appeal by the Subsidiary. With respect to the economic benefit phase, where the prosecutor's proposed penalty in excess of $100,000 remains pending, the magistrate instructed the parties to submit their respective positions in writing for his review and deliberation. The Subsidiary intends vigorously to contest this matter, including the assessment of penalties, but given the early stage of the proceeding, the ultimate outcome cannot presently be determined. This disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)		Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1- 30, 2005	14,755	$52.66	--		$288
May 1-31, 2005	19,250	58.60	--		288
June 1-30, 2005	40	57.86	--		288
Total	34,045	$56.02	--	$

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
(3)
The Company is authorized by the Board of Directors to repurchase up to $400 million of its common stock. Common share repurchases under this authorization in 1999, 2000 and 2001 were $51 million, $57 million and $4 million, respectively. The Company has not repurchased any common shares under this authorization in 2002, 2003, 2004 and the first six months of 2005. For additional information see Note 13 to the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2005 Annual Meeting of the Stockholders of Eastman Chemical Company was held on May 5, 2005. There were 80,283,453 shares of common stock entitled to be voted, and 70,919,479 shares represented in person or by proxy, at the Annual Meeting.

Two items of business were acted upon by stockholders at the Annual Meeting:

•	the election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Stockholders in 2008 and their successors are duly elected and qualified; and

•	the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent accountants for the Company for the year ended December 31, 2005.

The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Michael P. Connors	69,400,147	1,519,332	-0-	-0-
J. Brian Ferguson	68,159,033	2,760,446	-0-	-0-
Donald W. Griffin	69,431,864	1,487,615	-0-	-0-

Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected.

The results of the voting on the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent accountants for the Company for 2005 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
68,393,712	2,061,650	464,117	-0-

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.

ITEM 6. EXHIBITS

(a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 51.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: August 4, 2005	By:	/s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.10
$200,000,000 Accounts Receivable Securitization agreement dated July 14, 2005, between the Company and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch, and Wachovia Bank, N.A., as agents. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request.

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11
Amended and Restated Credit Agreement, dated as of April 7, 2004 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citicorp USA, Inc., as Agent (incorporated herein by reference to Exhibit 4.12 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ending March 31, 2004)

4.12	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.13	Form of 6.30% notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

4.14	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s current report on Form 8-K dated December 4, 2003)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	53

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2005	54

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2005	55

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2005	56

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2005	57