Form 10-Q
period 2005-09-30
EASTMAN CHEMICAL CO
filed 2005-11-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
[X]
	Yes	No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).	[X]
	Yes	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).		[X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at September 30, 2005
Common Stock, par value $0.01 per share	81,482,300
(including rights to purchase shares of Common Stock or Participating Preferred Stock)

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 51 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 50

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

1.	Legal Proceedings	47
2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
6.	Exhibits	48

SIGNATURES

Signatures	49

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS, COMPREHENSIVE
INCOME, AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2005	2004	2005	2004

Sales	$1,816	$1,649	$5,330	$4,922
Cost of sales	1,464	1,392	4,205	4,160
Gross profit	352	257	1,125	762

Selling, general and administrative expenses	108	107	339	329
Research and development expenses	42	35	120	116
Asset impairments and restructuring charges, net	4	42	23	188
Other operating income	--	--	(2)	--
Operating earnings	198	73	645	129

Interest expense, net	23	29	77	88
Income from equity investment in Genencor	--	(5)	(173)	(14)
Early debt extinguishment costs	--	--	46	--
Other (income) charges, net	(2)	1	(3)	10
Earnings before income taxes	177	48	698	45
Provision (benefit) for income taxes	54	10	207	(71)
Net earnings	$123	$38	$491	$116

Earnings per share
Basic	$1.51	$0.50	$6.10	$1.51
Diluted	$1.50	$0.49	$6.01	$1.49

Comprehensive Income
Net earnings	$123	$38	$491	$116
Other comprehensive income (loss)
Change in cumulative translation adjustment	(5)	(14)	(84)	(32)
Change in minimum pension liability, net of tax	--	--	--	(1)
Change in unrealized gains (losses) on investments, net of tax	--	(1)	1	(1)
Change in unrealized gains (losses) on derivative instruments, net of tax	5	2	18	--
Total other comprehensive income (loss)	--	(13)	(65)	(34)
Comprehensive income	$123	$25	$426	$82

Retained Earnings
Retained earnings at beginning of period	$1,806	$1,486	$1,509	$1,476
Net earnings	123	38	491	116
Cash dividends declared	(36)	(34)	(107)	(102)
Retained earnings at end of period	$1,893	$1,490	$1,893	$1,490

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
	September 30,	December 31,
(Dollars in millions, except per share amounts)	2005	2004
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$286	$325
Trade receivables, net of allowance of $20 and $15	674	675
Miscellaneous receivables	94	104
Inventories	705	582
Other current assets	85	82
Total current assets	1,844	1,768

Properties
Properties and equipment at cost	9,538	9,628
Less: Accumulated depreciation	6,404	6,436
Net properties	3,134	3,192

Goodwill	312	314
Other noncurrent assets	281	565
Total assets	$5,571	$5,839

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,021	$1,098
Borrowings due within one year	4	1
Total current liabilities	1,025	1,099

Long-term borrowings	1,436	2,061
Deferred income tax liabilities	332	210
Postemployment obligations	992	1,112
Other long-term liabilities	191	173
Total liabilities	3,976	4,655

Stockholders’ equity
Common stock ($0.01 par value - 350,000,000 shares authorized; shares issued - 89,271,154 and 87,125,532 for 2005 and 2004, respectively)	1	1
Additional paid-in capital	301	210
Retained earnings	1,893	1,509
Accumulated other comprehensive loss	(168)	(103)
	2,027	1,617
Less: Treasury stock at cost (7,895,592 and 7,911,546 shares for 2005 and 2004, respectively)	432	433

Total stockholders’ equity	1,595	1,184

Total liabilities and stockholders’ equity	$5,571	$5,839

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2005	2004

Cash flows from operating activities
Net earnings	$491	$116

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	229	243
Asset impairments	1	131
Income from equity investment in Genencor	(173)	(14)
Early debt extinguishment costs	46	--
Provision (benefit) for deferred income taxes	130	(82)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(35)	(151)
(Increase) decrease in inventories	(141)	9
Increase (decrease) in trade payables	(5)	10
Increase (decrease) in liabilities for employee benefits and incentive pay	(108)	35
Other items, net	(61)	4

Net cash provided by (used in) operating activities	374	301

Cash flows from investing activities
Additions to properties and equipment	(224)	(171)
Proceeds from sale of assets	50	115
Proceeds from sale of equity investment in Genencor, net	417	--
Additions to capitalized software	(8)	(11)
Other items, net	(5)	(10)

Net cash provided by (used in) investing activities	230	(77)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other short-term borrowings	(84)	(15)
Repayment of borrowings	(544)	(500)
Dividends paid to stockholders	(106)	(102)
Proceeds from stock option exercises and other items	91	14

Net cash provided by (used in) financing activities	(643)	(603)

Net change in cash and cash equivalents	(39)	(379)

Cash and cash equivalents at beginning of period	325	558

Cash and cash equivalents at end of period	$286	$179

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2004 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K. In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. The Company has reclassified certain 2004 amounts to conform to the 2005 presentation.

2.	STOCK OPTIONS

In December 2004, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standard ("SFAS") No. 123 (Revised) - Share Based Payment. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the implementation date was delayed to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS No. 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K.

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

		Third Quarter		First Nine Months
(Dollars and shares in millions, except per share amounts)		2005	2004	2005	2004

Net earnings, as reported		$123	$38	$491	$116

Add: Stock-based employee compensation expense
included in net earnings, as reported		--	1	7	3

Deduct: Total additional stock-based employee
compensation cost, net of tax, that would have been
included in net earnings under fair value method		1	2	10	7

Pro forma net earnings		$122	$37	$488	$112

Basic earnings per share	As reported	$1.51	$0.50	$6.10	$1.51
	Pro forma	$1.50	$0.48	$6.06	$1.46

Diluted earnings per share	As reported	$1.50	$0.49	$6.01	$1.49
	Pro forma	$1.49	$0.48	$5.99	$1.45

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2005	2004

At FIFO or average cost (approximates current cost)
Finished goods	$602	$550
Work in process	204	171
Raw materials and supplies	284	216
Total inventories	1,090	937
LIFO Reserve	(385)	(355)
Total inventories	$705	$582

Inventories valued on the LIFO method were approximately 70% of total inventories at each period end.

4.	EQUITY INVESTMENT IN GENENCOR

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

Summarized financial information for Genencor is shown on a 100 percent basis.

	First Quarter
(Dollars in millions)	2005 (unaudited)	2004 (unaudited)

Statement of Earnings (Loss) Data

Revenues	$106	$94
Costs of products sold	63	50
Net earnings (loss)	(4)	13

Statement of Financial Position Data	March 31,	December 31,
	2005	2004
	(unaudited)
Current assets	$338	$371
Noncurrent assets	364	381
Total assets	702	752
Current liabilities	98	114
Noncurrent liabilities	49	73
Total liabilities	147	187
Redeemable preferred stock	186	184

Included in Income from Equity Investment in Genencor is the Company's portion of earnings from its equity investment in Genencor.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2005	2004

Trade creditors	$459	$474
Accrued payrolls, vacation, and variable-incentive compensation	135	124
Accrued taxes	65	94
Postemployment obligations	134	131
Interest payable	25	34
Bank overdrafts	76	40
Other	127	201
Total	$1,021	$1,098

6.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2005	2004

Borrowings consisted of:
3 1/4% notes due 2008	$72	$250
6.30% notes due 2018	187	253
7% notes due 2012	143	399
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Commercial paper and credit facility borrowings	25	146
Other	19	20
Total borrowings	1,440	2,062
Borrowings due within one year	(4)	(1)
Long-term borrowings	$1,436	$2,061

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of September 30, 2005 and December 31, 2004. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. At September 30, 2005 and at December 31, 2004, the Company’s commercial paper and revolving credit facility borrowings were $25 million and $146 million at an effective interest rate of 4.41% and 2.98%, respectively.

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt. See Note 11 for further information regarding the early extinguishment of this debt.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate on $250 million of the $400 million 7% notes due in 2012 to variable rates. In the second quarter 2004, the Company entered into interest rate swaps that converted the effective interest rate on $100 million of the $400 million 7% notes due in 2012 to variable rates. The Company settled $50 million of these interest rate swaps during the first quarter 2005. Cash proceeds received and the gain resulting from the settlement were immaterial. During the second quarter 2005, the Company received cash proceeds and recognized a gain of approximately $2 million resulting from the settlement of $155 million of these interest rate swaps in connection with the early extinguishment of debt. The average rate on the variable portion was 6.75% at September 30, 2005 and 5.18% at December 31, 2004. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in a $4 million decrease in long-term borrowings and a $4 million decrease in other noncurrent assets in the first nine months of 2005. The fair values of the interest rate swaps were a liability of $2 million at September 30, 2005, and an asset of $2 million at December 31, 2004.

In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective interest rate on $150 million of the $250 million 6.30% notes due in 2018 to variable rates. The average rate on the variable portion was 5.16% at September 30, 2005 and 3.71% at December 31, 2004. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in a $2 million increase in long-term borrowings and a $2 million increase in other noncurrent assets in the first nine months 2005. The fair values of the interest rate swaps were an asset of $7 million at September 30, 2005, and an asset of approximately $5 million at December 31, 2004.

7.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2005	2004	2005	2004

Shares used for earnings per share calculation:
Basic	81.3	77.6	80.5	77.4
Diluted	82.0	78.3	81.7	78.1

Certain shares underlying options outstanding during the third quarter and first nine months 2005 and 2004 were excluded from the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during those periods. For the third quarter and first nine months 2005, common shares underlying options to purchase 1,210,088 shares of common stock at a range of prices from $52.19 to $67.50 and 854,187 shares of common stock at a range of prices from $56.50 to $67.50, respectively, have been excluded from the calculation of diluted earnings per share. For the third quarter and first nine months 2004, common shares underlying options to purchase 6,804,548 shares of common stock at a range of prices from $45.44 to $67.50 and 6,820,548 shares of common stock at a range of prices from $45.17 to $67.50, respectively, have been excluded from the calculation of diluted earnings per share.

The Company declared cash dividends of $0.44 per share in the third quarter 2005 and 2004 and $1.32 per share in the first nine months 2005 and 2004.

8.	PENSION AND OTHER POSTEMPLOYMENT BENEFITS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

PENSION PLANS

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$11	$10	$32	$31
Interest cost	20	21	59	61
Expected return on assets	(21)	(21)	(59)	(62)
Amortization of:
Prior service credit	(2)	(2)	(8)	(7)
Actuarial loss	9	7	27	20
Curtailment	--	--	--	2
Net periodic benefit cost	$17	$15	$51	$45

As of September 30, 2005, the Company has contributed $165 million to its U.S. defined benefit pension plans and expects no further contributions during the remainder of 2005.

POSTRETIREMENT WELFARE PLANS

Summary of Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$2	$2	$6	$6
Interest cost	11	11	32	40
Expected return on assets	--	--	--	(1)
Amortization of:
Prior service credit	(6)	(6)	(17)	(10)
Actuarial loss	5	4	15	13
Net periodic benefit cost	$12	$11	$36	$48

In May, 2004, the FASB issued FASB Staff Position ("FSP") 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 ("the Act"). Under the provisions of FSP 106-2, the Company determined that its health care plans were not actuarially equivalent to Medicare Part D. In January, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Act. The Company has determined that, although its plans are believed to be actuarially equivalent and eligible for certain subsidies under the most recent regulations, implementation of these regulations will have an immaterial impact on its overall financial condition, results of operations, and cash flows and therefore are not reflected in the above amounts.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

2005

Asset Impairments and Restructuring Charges, Net

During the third quarter 2005, the Company recognized pre-tax restructuring charges of approximately $4 million, related primarily to the previously announced shutdown of Cendian Corporation ("Cendian"), the Company's logistics subsidiary.

For the first nine months 2005, pre-tax restructuring charges totaled $23 million, primarily related to the previously announced shutdown of Cendian. Included in the $23 million are approximately $4 million in severance charges recognized within the Company's Performance Chemicals and Intermediates (“PCI”) segment related to the severance of approximately 90 employees at the Company's Batesville, Arkansas manufacturing facility as well as charges related to the previously announced closures of other manufacturing facilities.

2004

Asset Impairments and Restructuring Charges, Net

In the third quarter 2004, the company recognized charges of $42 million consisting of asset impairments of approximately $28 million, primarily related to assets at the Company’s Batesville, Arkansas and Longview, Texas manufacturing facilities. These impairments primarily relate to certain fixed assets in the performance chemicals product lines in the PCI segment that management decided to rationalize due to increased foreign competition. Also in third quarter, the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment incurred approximately $2 million in site closure charges primarily related to previously announced manufacturing plant closures, while the Developing Businesses (“DB”) segment incurred approximately $3 million in restructuring charges related to the reorganization of Cendian. Also in third quarter 2004, the Company recognized approximately $9 million in severance charges related to ongoing cost reduction efforts, as well as separations stemming from the Company’s voluntary termination program announced in April, 2004.

In the first nine months 2004, in addition to the charges described above, the company recognized $146 million of charges consisting of $62 million in asset impairment charges related to assets held for sale. The assets were part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. The charges reflect adjustment of the recorded values of these assets to the expected sales proceeds. The Company also recognized a $40 million asset impairment charge related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactures products that are within the Company’s Specialty Plastics ("SP") segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value as established by appraisal and available market data.

In addition to the $9 million of severance charges recognized in the third quarter and described above, $38 million of additional severance charges were recognized in the first nine months, and are explained below:

•	the decision to close the Hartlepool manufacturing site as discussed above, resulting in severance charges of $5 million within the SP segment; and,
•
ongoing cost reduction efforts throughout the Company and costs related to the Company’s employee separation programs announced in April 2004, resulting in severance charges to the CASPI, PCI, SP, Polymers, and DB segments of $9 million, $7 million, $3 million, $12 million, and $2 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Also in the first nine months, the Company recognized an additional $4 million of site closure costs related primarily to previously announced manufacturing plant closures. These charges had an impact of approximately $2 million each to the CASPI and SP segments. In addition, the Company recognized $1 million of fixed asset impairments and $1 million of site closure costs related to additional impairments associated with the CASPI reorganization and changes in estimates for previously accrued amounts.

Asset impairment and restructuring charges reserve roll-forward

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs:

(Dollars in millions)	Balance at January 1, 2004	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at December 31, 2004

Noncash charges	$--	$140	$(140)	$--	$--
Severance costs	10	53	--	(37)	26
Site closure and other restructuring costs	5	13	--	(9)	9
Total	$15	$206	$(140)	$(46)	$35

	Balance at January 1, 2005	Provision/ Adjustments	Noncash Reductions	Cash Reductions	Balance at September 30, 2005

Noncash charges	$--	$1	$(1)	$--	$--
Severance costs	26	4	--	(26)	4
Site closure and other restructuring costs	9	18	(1)	(16)	10
Total	$35	$23	$(2)	$(42)	$14

As of the end of the third quarter 2005, out of approximately 90 employee separations that were identified and for which charges were recorded, all have been completed. The remaining severance and site closure costs are expected to be applied to the reserves within one year.

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

At September 30, 2005, net mark-to-market gains from raw material, currency and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $10 million. If realized, approximately $9 million of this gain will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts did not have a material impact on earnings during the third quarter and first nine months 2005.

11.	EARLY EXTINGUISHMENT OF DEBT

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash, which resulted in a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the purchased debt was $500 million, as follows:

(dollars in millions)	Book Value

3 1/4% notes due 2008	$178
6.30% notes due 2018	68
7% notes due 2012	254
Total	$500

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDER'S EQUITY

A reconciliation of the changes in stockholders’ equity for the first nine months 2005 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2004	1	210	1,509	(103)	(433)	1,184

Net Earnings	--	--	491	--	--	491
Cash Dividends Declared	--	--	(107)	--	--	(107)
Other Comprehensive Income	--	--	--	(65)	--	(65)
Stock Option Exercises and Other Items (1)	--	91	--	--	1	92
Balance at September 30, 2005	1	301	1,893	(168)	(432)	1,595

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book purposes have been credited to paid-in capital.

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Investments	Unrealized Gains (Losses) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2003	$119	$(242)	$(2)	$4	$(121)
Period change	36	(6)	--	(12)	18
Balance at December 31, 2004	155	(248)	(2)	(8)	(103)
Period change	(84)	--	1	18	(65)
Balance at September 30, 2005	$71	$(248)	$(1)	$10	$(168)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter, 2005
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division
CASPI	$333	$--	$333
PCI	599	171	428
SP	190	11	179
Total Eastman Division	1,122	182	940

Voridian Division
Polymers	667	21	646
Fibers	251	23	228
Total Voridian Division	918	44	874

Developing Businesses Division
DB	2	--	2
Total Developing Businesses Division	2	--	2

Total Eastman Chemical Company	$2,042	$226	$1,816

	Third Quarter, 2004
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division
CASPI	$357	$--	$357
PCI	518	147	371
SP	179	15	164
Total Eastman Division	1,054	162	892

Voridian Division
Polymers	559	17	542
Fibers	206	22	184
Total Voridian Division	765	39	726

Developing Businesses Division
DB	137	106	31
Total Developing Businesses Division	137	106	31

Total Eastman Chemical Company	$1,956	$307	$1,649

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months, 2005
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division
CASPI	$978	$1	$977
PCI	1,711	497	1,214
SP	572	36	536
Total Eastman Division	3,261	534	2,727

Voridian Division
Polymers	2,009	65	1,944
Fibers	704	71	633
Total Voridian Division	2,713	136	2,577

Developing Businesses Division
DB	87	61	26
Total Developing Businesses Division	87	61	26

Total Eastman Chemical Company	$6,061	$731	$5,330

	First Nine Months, 2004
(Dollars in millions)	Gross Sales	Interdivisional Sales	External Sales
Sales by Division and Segment
Eastman Division
CASPI	$1,272	$--	$1,272
PCI	1,402	428	974
SP	515	40	475
Total Eastman Division	3,189	468	2,721

Voridian Division
Polymers	1,622	50	1,572
Fibers	603	66	537
Total Voridian Division	2,225	116	2,109

Developing Businesses Division
DB	418	326	92
Total Developing Businesses Division	418	326	92

Total Eastman Chemical Company	$5,832	$910	$4,922

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter		First Nine Months
(Dollars in millions)	2005	2004	2005	2004

Operating Earnings (Loss) by Division and Segment
Eastman Division
CASPI (1) (2)	$64	$38	$195	$44
PCI (1) (2)	47	(10)	149	10
SP (1) (2)	17	18	59	14
Total Eastman Division	128	46	403	68

Voridian Division
Polymers (1) (2)	27	3	146	11
Fibers	58	44	148	110
Total Voridian Division	85	47	294	121

Developing Businesses Division
DB (1) (2)	(14)	(21)	(57)	(60)
Total Developing Businesses Division	(14)	(21)	(57)	(60)

Eliminations	(1)	1	5	--
Total Eastman Chemical Company	$198	$73	$645	$129

(1) Third quarter 2005 operating earnings for the CASPI segment included restructuring charges of approximately $1 million. Third quarter 2004 operating earnings for the CASPI segment included asset impairments and restructuring charges of approximately $4 million. Third quarter 2004 operating loss for the PCI segment included asset impairments and restructuring charges of approximately $30 million. Third quarter 2004 operating earnings for the SP segment included restructuring charges of approximately $3 million. Third quarter 2004 operating earnings for the Polymers segment included restructuring charges of approximately $1 million. Third quarter 2005 operating results for the Developing Businesses segment included restructuring charges of approximately $3 million. Third quarter 2004 operating results for the Developing Businesses segment included restructuring charges of approximately $4 million.

(2) First nine months 2005 operating earnings for the CASPI segment included asset impairments and restructuring charges of approximately $3 million. First nine months 2004 operating earnings for the CASPI segment included asset impairments and restructuring charges of approximately $79 million. First nine months 2005 operating earnings for the PCI segment included restructuring charges of approximately $4 million. First nine months 2004 operating earnings for the PCI segment included an asset impairment charge of approximately $37 million. First nine months 2004 operating results for the SP segment included asset impairment and restructuring charges of approximately $53 million. First nine months 2004 operating earnings for the Polymers segment included restructuring charges of approximately $13 million. First nine months 2005 operating results for the Developing Businesses segment included restructuring charges of approximately $16 million. First nine months 2004 operating results for the Developing Businesses segment included restructuring charges of approximately $6 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
(Dollars in millions)	2005	2004

Assets by Division and Segment
Eastman Division
CASPI	$1,366	$1,486
PCI	1,537	1,627
SP	672	702
Total Eastman Division	3,575	3,815

Voridian Division
Polymers	1,407	1,414
Fibers	577	580
Total Voridian Division	1,984	1,994

Developing Businesses Division
DB	12	30
Total Developing Businesses Division	12	30

Total Eastman Chemical Company	$5,571	$5,839

14.	LEGAL MATTERS
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

Sorbates Litigation

As previously reported and as more fully described in Part I, Item 3 - Legal Proceedings of the Company's 2004 Annual Report on Form 10-K, only two civil cases relating to sorbates remain.  The first is a case filed by a multi-state class of indirect purchasers seeking claimed damages, whose claims have been dismissed by Tennessee's trial court and that state's court of appeals.  The Tennessee Supreme Court has now affirmed the dismissal of the plaintiffs' claims, although plaintiffs are now trying to revive their claims in the trial court based on certain legal rulings in the Supreme Court's decision. The second is a case filed by New York's attorney general, also seeking claimed damages. The trial court has dismissed New York's claims, and New York has filed a notice of appeal.

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

The Company has finalized an agreement with an insurer that issued primary general liability insurance to certain predecessors of the Company prior to the mid-1970's, pursuant to which that insurer will provide coverage for a portion of certain of the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

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

The FASB released SFAS No. 123 (Revised) - Share Based Payment in December 2004. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the implementation date was delayed to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS No. 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K. Until implementation of SFAS No. 123 (Revised) in 2006, the Company continues to apply the disclosure-only requirements of SFAS No. 123 - Accounting for Stock-Based Compensation and applies intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.

The FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") in March 2005. FIN 47 is an interpretation of SFAS 143, "Asset Retirement Obligations", which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 will be effective for the Company as of December 31, 2005. The Company is currently evaluating the effect FIN 47 will have on its consolidated financial position, liquidity, or results from operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” ("SFAS No. 153") in December 2004. SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance as defined by SFAS No. 153. In addition, the FASB decided to retain the guidance for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The provisions of SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the effect of SFAS No. 153 and determined that it does not materially impact its consolidated financial position, liquidity, or results from operations.

16.	COMMITMENTS

Purchase Obligations and Lease Commitments

At September 30, 2005, the Company had various purchase obligations totaling approximately $1.8 billion over a period of approximately 15 years for materials, supplies, and energy related to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $178 million over a period of several years. Of the total lease commitments, approximately 15% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 40% relate to real property, including office space, storage facilities and land; and approximately 45% relate to railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at September 30, 2005 and December 31, 2004. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $314 million and $288 million in the third quarter 2005 and 2004, respectively.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosures about each group of similar guarantees are provided below and summarized in the following table:

(Dollars in millions)	September 30, 2005

Obligations of equity affiliates	$125
Residual value guarantees	84
Total	$209

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at its Kingsport, Tennessee plant. The joint venture is accounted for under the equity method. The Company guarantees up to $125 million of the principal amount of this joint venture's third-party borrowings, but believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. The guarantee will expire in 2009.

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at September 30, 2005 totaled $84 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $5 million, $27 million, and $52 million will expire in 2006, 2008, and 2012, respectively.

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities ("VIEs") or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at September 30, 2005. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

17.	PROVISION (BENEFIT) FOR INCOME TAXES

	Third Quarter			First Nine Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Provision (benefit) for income taxes	$54	$10	>100%	$207	$(71)	>100%
Effective tax rate	31%	21%		30%	>(100) %

The third quarter 2005 effective tax rate reflects the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 30 percent. The first nine months 2005 effective tax rate is impacted by discrete items, which include the gain on the sale of Genencor stock, the early extinguishment of debt costs, asset impairment and restructuring charges, and an adjustment related to the expected utilization of capital loss carryforwards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The American Jobs Creation Act ("the Act") includes a provision for a tax deduction for U.S. manufacturing companies whereby the effective tax rate is expected to be reduced. The Company expects 2005 tax benefits of this new deduction to be approximately $5 million, partially offset by the reduction of benefits from the elimination of the extraterritorial income exclusion. The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company continues to evaluate repatriating accumulated foreign earnings. If the Company repatriates foreign earnings under the Act, subject to Board of Directors approval, it expects in the fourth quarter 2005 to repatriate between $325 million and $375 million and recognize a related tax charge of between $15 million and $20 million.

The effective tax rate for the third quarter and first nine months 2004 was impacted by approximately $9 million and $90 million, respectively, of deferred tax benefits resulting from the expected utilization of capital loss carryforwards resulting from the sale of certain businesses and product lines and related assets in the CASPI segment. In addition, the effective tax rates were impacted by the treatment of asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions.

18.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and non-hazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and post-closure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $54 million and $56 million at September 30, 2005 and December 31, 2004, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the facilities’ estimated useful lives. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $21 million to the maximum of $40 million at September 30, 2005 and the minimum or best estimate of $25 million to the maximum of $45 million at December 31, 2004.

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

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Company’s management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impaired assets, environmental costs, U.S. pension and other postemployment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies listed and described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2004 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

OVERVIEW

The Company's earnings increased in both the third quarter and first nine months 2005 with earnings per share of $1.50 and $6.01, respectively. The first nine months included a gain of $171 million associated with the sale of the Company's equity investment in Genencor International, Inc. ("Genencor") and costs of $46 million associated with the early repayment of $500 million in long-term debt. Also included in the third quarter and first nine months 2005 operating earnings were asset impairments and restructuring charges of $4 million and $23 million, respectively, as well as other operating income of $2 million in first nine months 2005. Included in the third quarter and first nine months 2004 operating earnings were asset impairments and restructuring charges of $42 million and $188 million, respectively.

Revenues for the third quarter and first nine months 2005 were $1,816 million and $5,330 million, increases of approximately 10 percent and 8 percent, respectively. In the third quarter and first nine months 2004, revenues were $1,649 million and $4,922 million, respectively, and included the restructured, divested, and consolidated businesses and product lines of the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment. Operating earnings for the third quarter and first nine months 2005 were $198 million and $645 million, respectively, compared with the third quarter and first nine months 2004 operating earnings of $73 million and $129 million, respectively.

Key factors in the improved results, aided by strong economic growth, were:

•	increased selling prices throughout the Company in response to increasing raw material and energy costs;
•	completion of previously announced restructuring, divestiture and consolidation actions in 2004;
•	a continued focus on more profitable businesses and product lines across the Company's portfolio of businesses, including acetyl, olefin, and polyester stream optimization;
•	increased sales volume in continuing product lines; and
•	improved capacity utilization and cost reduction efforts.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

During the third quarter 2005, the hurricane activity in the Gulf Coast of the United States did not directly impact Eastman's plants or people, but the reduced availability of raw materials and energy led to increased costs and lower gross profit margins. The Company was only partially able to offset these rising costs through increased selling prices and effective inventory management, particularly in commodity product lines. The volatility of raw material and energy costs is expected to continue for the remainder of the year and the ability to increase selling prices will continue to be a key determinant of profitability.

The Company's cash flow from operations increased by $73 million in the first nine months 2005 compared with the first nine months 2004 as a result of strong operating results more than offsetting contributions to its U.S. defined benefit pension plans of $165 million. In second quarter 2005, the Company completed the sale of its investment in Genencor for approximately $417 million in net cash proceeds and completed the early repayment of $500 million of its outstanding long-term debt, further strengthening its financial position.

Beginning in 2002, the Company implemented a turnaround strategy to improve profitability, which included an evaluation of its portfolio and implementation of initiatives to reduce costs. In 2004, the evaluation led to restructuring, divestitures, and consolidation within the Company, as described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2004 Annual Report on Form 10-K. The Company continues to implement several initiatives to improve gross profit margins in 2005, including the improvement of pricing processes and strategies, particularly in response to the volatility in raw material and energy costs, the improvement of product mix, and cost reduction efforts. These actions, combined with a strengthened economy, have positioned the Company to pursue targeted growth initiatives while improving profitability and financial flexibility. Growth initiatives are based on exploiting the Company's unique technologies in markets where it has a deep understanding and has demonstrated success. The Company continues to apply the same disciplined approach to growth initiatives used to improve the Company's profitability.

RESULTS OF OPERATIONS

	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2005	2004	Change

Sales	$1,816	$1,649	10%	(2)%	14%	(2)%	-- %

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2005	2004	Change

Sales	$5,330	$4,922	8%	(7)%	16%	(2)%	1%

Sales revenue for the third quarter and first nine months 2005 increased compared to the third quarter and first nine months 2004 primarily due to higher selling prices throughout the Company of approximately $230 million and approximately $780 million, respectively, and slightly higher sales volumes in continuing product lines that more than offset a decrease in volume resulting from divested businesses and product lines in 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Gross Profit	$352	$257	37%	$1,125	$762	48%
As a percentage of sales	19%	16%		21%	15%

Gross profit and gross profit as a percentage of sales for the third quarter and first nine months 2005 increased compared to the third quarter and first nine months 2004 primarily due to the following factors:

•
increased selling prices across all segments, in response to higher raw material and energy costs which increased more than $100 million and $400 million in the third quarter and first nine months 2005, respectively;

•	increased sales volumes from continuing product lines and improved capacity utilization; and
•	improved cost structure through restructuring and cost reduction efforts.

	Third Quarter			First Nine Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Selling, General and
Administrative Expenses	$108	$107	1%	$339	$329	3%
Research and Development
Expenses	42	35	20%	120	116	3%
	$150	$142	6%	$459	$445	3%
As a percentage of sales	8%	9%		9%	9%

Selling, General and Administrative ("SG&A") costs for the third quarter and first nine months 2005 compared to the third quarter and first nine months 2004 increased due to higher compensation and employee related costs, and higher bad debt expense, which more than offset decreases resulting from the previous divestiture of certain businesses and product lines within the CASPI segment and the shutdown of operations at Cendian Corporation ("Cendian").

Research and Development ("R&D") expenses increased in the third quarter 2005 compared to third quarter 2004 primarily due to expenditures on growth initiatives within the Polymers and Specialty Plastics ("SP") segments. R&D expenses increased slightly in the first nine months 2005 compared to the first nine months 2004 primarily resulting from expenditures on growth initiatives in the SP and Developing Businesses ("DB") segments, which more than offset decreases resulting from the previous divestiture of certain businesses and product lines within the CASPI segment.

The Company continues to monitor the impact that escalated raw material, transportation and energy costs, which were exacerbated as a result of the Gulf Coast hurricanes, may have on certain Eastman customers. Should such customers sustain ongoing adverse impacts to their financial condition, the Company will reevaluate the need for additional bad debt reserve, as appropriate.

The Company expects that SG&A and R&D costs within the DB segment combined with total company R&D costs will be approximately 3% of revenue in 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $4 million and $23 million in third quarter and first nine months 2005, and totaled $42 million and $188 million in third quarter and first nine months 2004, respectively. The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation. For more information regarding asset impairments and restructuring charges, see Note 9 to the Company's unaudited consolidated financial statements.

Other Operating Income

Other operating income for first nine months 2005 reflects a gain of $2 million related to the 2004 divestiture of certain businesses and product lines within the CASPI segment.

Interest Expense, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Gross interest costs	$27	$31		$91	$95
Less: Capitalized interest	1	1		3	3
Interest expense	26	30	(13)%	88	92	(4)%
Interest income	3	1		11	4
Interest expense, net	$23	$29	(21)%	$77	$88	(13)%

Lower gross interest costs for the third quarter and first nine months 2005 compared to the third quarter and first nine months 2004 reflect lower average borrowings partially offset by higher average interest rates.

Higher interest income for the third quarter and first nine months 2005 compared to the third quarter and first nine months 2004 reflect higher invested cash balances as well as higher average interest rates, resulting in lower net interest expense.

For 2005, the Company expects net interest expense to decrease compared to 2004 due to lower average borrowings and higher average interest rates on higher invested cash balances.

Income from Equity Investment in Genencor

Income from equity investment in Genencor includes the Company's portion of earnings from its equity investment in Genencor. Additionally, in second quarter 2005, the Company completed the sale of its equity interest in Genencor for net cash proceeds of approximately $417 million. The book value of the investment prior to sale was $246 million resulting in a pre-tax gain on the sale of $171 million.

Early Debt Extinguishment Costs

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash and recorded a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the purchased debt was $500 million.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Other income	$(2)	$(2)	$--	$(8)	$(5)	$(3)
Other charges	--	3	(3)	5	15	(10)
Other (income) charges, net	$(2)	$1	$(3)	$(3)	$10	$(13)

Included in other income are the Company’s portion of earnings from its equity investments (excluding Genencor); royalty income, net gains on foreign exchange transactions and other miscellaneous items. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, fees on securitized receivables and other miscellaneous items.

Provision (Benefit) for Income Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2005	2004	Change	2005	2004	Change

Provision (benefit) for income taxes	$54	$10	>100%	$207	$(71)	>100%
Effective tax rate	31%	21%		30%	>(100)%

The third quarter 2005 effective tax rate reflects the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 30 percent. The first nine months 2005 effective tax rate is impacted by discrete items, which include the gain on the sale of Genencor stock, the early extinguishment of debt costs, asset impairments and restructuring charges, and an adjustment related to the expected utilization of capital loss carryforwards.

The American Jobs Creation Act ("the Act") includes a provision for a tax deduction for U.S. manufacturing companies whereby the effective tax rate is expected to be reduced. The Company expects 2005 tax benefits of this new deduction to be approximately $5 million, partially offset by the reduction of benefits from the elimination of the extraterritorial income exclusion. The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividend received deduction for certain dividends from controlled foreign corporations. The Company continues to evaluate repatriating accumulated foreign earnings. If the Company repatriates foreign earnings under the Act, subject to Board of Directors approval, it expects in the fourth quarter 2005 to repatriate between $325 million and $375 million and recognize a related tax charge of between $15 million and $20 million.

The effective tax rate for the third quarter and first nine months 2004 was impacted by approximately $9 million and $90 million, respectively, of deferred tax benefits resulting from the expected utilization of capital loss carryforwards resulting from the sale of certain businesses and product lines and related assets in the CASPI segment. In addition, the effective tax rates were impacted by the treatment of asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in three divisions comprised of six operating segments. Eastman Division consists of the CASPI segment, the Performance Chemicals and Intermediates ("PCI") segment, and the SP segment. Voridian Division consists of the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the DB Segment. For more detail, reference Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company’s 2004 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EASTMAN DIVISION

CASPI Segment
	Third Quarter
		All Product Lines			Continuing Product Lines(1)
			Change			Change
(Dollars in millions)	2005	2004	$	%	2004	$	%

External Sales	$333	$357	$(24)	(7)%	$283	$50	17%
Volume effect			(66)	(19)%		7	3%
Price effect			46	13%		46	16%
Product mix effect			(5)	(1)%		(4)	(2)%
Exchange rate effect			1	-- %		1	-- %

Operating earnings	64	38	26	68%	40	24	60%

Asset impairments and
restructuring charges, net	1	4	(3)		3	(2)

	First Nine Months
		All Product Lines			Continuing Product Lines(1)
			Change			Change
(Dollars in millions)	2005	2004	$	%	2004	$	%

External Sales	$977	$1,272	$(295)	(23)%	$831	$146	18%
Volume effect			(444)	(35)%		(3)	-- %
Price effect			143	11%		143	17%
Product mix effect			(2)	-- %		(2)	-- %
Exchange rate effect			8	1%		8	1%

Operating earnings	195	44	151	>100%	129	66	51%

Asset impairments and
restructuring charges, net	3	79	(76)		7	(4)

Other operating income	2	--	2		--	2

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The decrease in external sales revenue of $24 million for the third quarter 2005 compared to the third quarter 2004 was due to a decrease in sales volume primarily as the result of the third quarter 2004 divestiture of certain underperforming businesses, product lines and related assets within the CASPI segment. Continuing product lines had an increase in revenue of $50 million, with selling prices positively impacting revenues 16 percent, particularly for cyclical commodity product lines.

The decrease in external sales revenue of $295 million for the first nine months 2005 compared to the first nine months 2004 was due to a decrease in sales volume primarily as the result of the third quarter 2004 divestiture. Continuing product lines, particularly for cyclical commodity products, had an increase in revenue of $146 million, with selling prices positively impacting revenues 17 percent.

The increased operating earnings for the third quarter 2005 compared to the third quarter 2004 were the result of increased selling prices that more than offset higher raw material costs, particularly for commodity product lines; and the impact of cost reduction efforts.

The increased operating earnings for the first nine months 2005 compared to the first nine months 2004 were the result of an increased focus on more profitable businesses and product lines, including the aforementioned sale of certain businesses and product lines within the segment; increased selling prices that more than offset higher raw material costs; improved gross profit margins, particularly for cyclical commodity product lines; and the impact of cost reduction efforts.

Operating earnings for the third quarter 2005 and 2004 were reduced by asset impairments and restructuring charges totaling approximately $1 million and $4 million, respectively. Operating earnings for the first nine months 2005 and 2004 were reduced by asset impairments and restructuring charges totaling approximately $3 million and $79 million, respectively. These charges are more fully described in Note 9 to the Company’s unaudited consolidated financial statements. Operating earnings in the first nine months 2005 were increased by $2 million of other operating income associated with the 2004 divestiture of certain businesses and product lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$428	$371	$57	16%	$1,214	$974	$240	25%
Volume effect			(4)	(1)%			79	8%
Price effect			61	17%			186	19%
Product mix effect			--	-- %			(28)	(3)%
Exchange rate effect			--	-- %			3	1%

Interdivisional sales	171	147	24	16%	497	428	69	16%

Operating earnings	47	(10)	57	>100%	149	10	139	>100%

Asset impairments and
restructuring charges, net	--	30	(30)		4	37	(33)

External sales revenue for the third quarter 2005 increased compared to the third quarter 2004 primarily due to higher selling prices which had a positive impact on revenues of $61 million. Selling prices were higher particularly in the intermediates product lines in response to significant increases in raw material and energy costs, an upturn in the olefins cycle, and improved market conditions in acetyl product lines.

External sales revenue for the first nine months 2005 increased compared to the first nine months 2004 primarily due to higher selling prices which had a positive impact on revenues of $186 million, and higher sales volumes, which had a positive impact on revenues of $79 million. Selling prices and sales volume were higher particularly in the intermediates product lines in response to significant increases in raw material and energy costs, an upturn in the olefins cycle, and improved market conditions in acetyl product lines. The sales volume increase was also attributed to long-term arrangements with key customers, improved end-market demand due to strong economic growth and increased production capacity.

The third quarter and first nine months 2005 operating earnings increased $57 million and $139 million over third quarter and first nine months 2004 primarily due to increases in selling prices that more than offset higher raw material and energy costs and continued cost reduction efforts. The third quarter 2005 operating earnings included $10 million of operating earnings from the achievement of certain milestones under an acetyls technology licensing agreement.

The first nine months 2005 operating earnings include $4 million in severance charges related to the Company's Batesville, Arkansas manufacturing facility. The first nine months 2004 operating earnings include $37 million in asset impairments and restructuring charges for a company wide workforce reduction. The PCI segment continues to identify and implement projects to reduce costs and address the performance of underperforming product lines.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$179	$164	$15	8%	$536	$475	$61	13%
Volume effect			(5)	(3)%			8	2%
Price effect			20	12%			50	10%
Product mix effect			(1)	(1)%			(2)	-- %
Exchange rate effect			1	-- %			5	1%

Interdivisional sales	11	15	(4)	(27)%	36	40	(4)	(10) %

Operating earnings (loss)	17	18	(1)	(6) %	59	14	45	>100%

Asset impairments and
restructuring charges, net	--	3	(3)		--	53	(53)

External sales revenue for the third quarter 2005 increased $15 million compared to the third quarter 2004 due primarily to higher selling prices, which had a positive impact of $20 million. Lower sales volume in third quarter was attributed mainly to the impact on demand of higher selling prices, which were largely the result of increased raw material and energy costs, and lower acetate sales volume for use in photographic film.

External sales revenue for the first nine months 2005 increased $61 million compared to the first nine months 2004 due primarily to higher selling prices, which had a positive impact of $50 million. Higher sales volumes in the first nine months, especially in copolyesters for consumer and medical goods, also contributed to increased sales revenue, and were partially offset by lower acetate sales volume for use in photographic film.

Operating earnings for the third quarter 2005 decreased slightly compared to 2004 due to higher selling prices that were more than offset by higher raw materials and energy costs and continued expenditures related to growth initiatives.

Operating earnings for the first nine months 2005 increased $45 million compared to 2004 due to higher selling prices, an increased focus on more profitable businesses and product lines, and cost reduction efforts that more than offset higher raw materials and energy costs, and expenditures related to growth initiatives.  In addition, operating earnings for the first nine months 2004 included asset impairments and restructuring charges of $53 million related primarily to the closure of the Hartlepool, United Kingdom manufacturing facility, as well as severance charges related to the Company's employee separation programs.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

VORIDIAN DIVISION

Polymers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$646	$542	$104	19%	$1,944	$1,572	$372	24%
Volume effect			23	4%			(2)	-- %
Price effect			79	14%			353	23%
Product mix effect			(1)	-- %			--	-- %
Exchange rate effect			3	1%			21	1%

Interdivisional sales	21	17	4	24%	65	50	15	30%

Operating earnings	27	3	24	>100%	146	11	135	>100%

Asset impairments and
restructuring charges, net	--	1	(1)		--	13	(13)

The increase in external sales revenue for the third quarter and first nine months 2005 compared to the third quarter and first nine months 2004 was primarily due to increased selling prices, which had a positive impact of $79 million and $353 million, respectively.  The increased selling prices were mainly the result of efforts to offset volatile raw material and energy costs.

Operating earnings increased in the third quarter 2005 compared with third quarter 2004 primarily due to higher selling prices and ongoing cost reduction efforts that more than offset the higher raw material and energy costs.

Operating earnings increased in the first nine months 2005 compared with the first nine months 2004 as higher selling prices and reduced costs attributed to ongoing cost reduction efforts more than offset higher raw material and energy costs, resulting in improved margins primarily in the North American PET and polyethylene markets.  Operating earnings for the first nine months 2004 were also reduced by asset impairments and restructuring charges of $13 million, primarily related to severance.

In early March, 2005, the Company broke ground on the first commercial scale PET polymers plant based upon Eastman's IntegRex technology. The plant will be a 350,000 metric ton facility and is expected to begin production in fourth quarter 2006.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$228	$184	$44	24%	$633	$537	$96	18%
Volume effect			20	11%			36	7%
Price effect			24	13%			49	9%
Product mix effect			--	-- %			9	2%
Exchange rate effect			--	-- %			2	-- %

Interdivisional sales	23	22	1	5%	71	66	5	8%

Operating earnings	58	44	14	32%	148	110	38	35%

External sales revenue increased $44 million and $96 million, respectively, in the third quarter and first nine months 2005 compared to the third quarter and first nine months 2004 due to higher selling prices and increased sales volume. The higher sales volume was attributed to stronger demand for acetate tow, primarily in China, due to cigarette production volumes; a trend towards longer cigarette filters; and substitution of polypropylene by acetate tow in cigarette filters; and stronger demand for acetate yarn due to the exit of a major competitor from the acetate yarn market.

Operating earnings for the third quarter and first nine months 2005 increased compared to third quarter and first nine months 2004 due to increased selling prices and sales volume that more than offset higher raw material and energy costs.

The Company believes the segment has modest growth potential in future years and is evaluating growth options in Europe and Asia.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEVELOPING BUSINESSES DIVISION

DB Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2005	2004	$	%	2005	2004	$	%

External sales	$2	$31	$(29)	(95)%	$26	$92	$(66)	(72)%

Interdivisional sales	--	106	(106)	(>100)%	61	326	(265)	(81)%

Operating loss	(14)	(21)	7	33%	(57)	(60)	3	5%

Asset impairments and restructuring charges	3	4	(1)		16	6	10

The decrease in external and interdivisional sales revenue for the third quarter and first nine months 2005 compared to the third quarter and first nine months 2004 was primarily due to the shutdown of Cendian, which resulted in the termination of third party contracts and the reintegration of Cendian's logistics functions into the Company, and the divestiture of Ariel Research Corporation in fourth quarter 2004.

Operating results for the segment improved for the third quarter and first nine months 2005 compared to the third quarter and first nine months 2004 due to the shutdown of Cendian and reintegration of its logistics function. Third quarter 2005 and third quarter 2004 results included asset impairments and restructuring charges related to Cendian of $3 million and $4 million, respectively. With the shutdown of Cendian, the DB segment consists of investments in early-stage businesses which the Company continually evaluates using a disciplined stage gating process.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

Third Quarter
(Dollars in millions)	2005	2004	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,052	$969	9%	(3)%	17%	(5)%	-- %
Europe, Middle East, and Africa	332	333	(1)%	(9)%	5%	2%	1%
Asia Pacific	235	192	22%	8%	14%	-- %	-- %
Latin America	197	155	28%	7%	17%	1%	3%
	$1,816	$1,649

Sales revenue in the United States and Canada increased for the third quarter 2005 compared to the third quarter 2004 primarily due to higher selling prices across all segments, which had a $158 million positive impact on sales revenue. The higher selling prices mostly related to sales of PET polymers, polyethylene, intermediates chemicals, and other cyclical commodity product lines and were primarily in response to increases in raw material and energy costs. Lower overall sales volumes had a $27 million negative impact on sales revenue and were primarily due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment and lower sales volumes for the SP and PCI segments, partially offset by higher sales volumes in the Polymers and Fibers segments. The Cendian shutdown was included in product mix and had a $48 million negative impact on sales revenue.

Sales revenue in Europe, Middle East and Africa decreased slightly for the third quarter 2005 compared to the third quarter 2004 primarily due to lower sales volumes, mainly the result of the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, which had a $31 million negative impact on sales revenue. Higher selling prices across all segments, particularly for PET polymers, had an $18 million positive impact on sales revenue.

Sales revenue in Asia Pacific increased for the third quarter 2005 compared to third quarter 2004 primarily due to higher overall selling prices across all segments which had a $26 million positive impact on sales revenue. Higher sales volumes, particularly for the Fibers and PCI segments, had a $16 million positive impact on sales revenue.

Sales revenue in Latin America increased for the third quarter 2005 compared to third quarter 2004 primarily due to higher selling prices and higher sales volume. Higher selling prices, particularly for PET polymers, had a $27 million positive impact on sales revenue. Higher sales volume, particularly for PET polymers, had an $11 million positive impact on sales revenue.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales Revenue

	First Nine Months
(Dollars in millions)	2005	2004	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$3,068	$2,784	10%	(4)%	19%	(5)%	-- %
Europe, Middle East, and Africa	1,051	1,137	(8)%	(18)%	6%	1%	3%
Asia Pacific	685	562	22%	6%	13%	3%	-- %
Latin America	526	439	20%	(6)%	24%	-- %	2%
	$5,330	$4,922

Sales revenue in the United States and Canada increased for the first nine months 2005 compared to the first nine months 2004 primarily due to higher selling prices, particularly for the Polymers, PCI, and CASPI segments, which had a $531 million positive impact on sales revenue. The higher selling prices mostly related to sales of PET polymers, polyethylene, intermediates chemicals, and other cyclical commodity product lines and were primarily in response to increases in raw material and energy costs and high industry-wide capacity utilization. Lower overall sales volumes had a $121 million negative impact on sales revenue and were primarily due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, partially offset by significantly higher sales volumes in the PCI segment. The Cendian shutdown was included in product mix and had a $126 million negative impact on sales revenue.

Sales revenue in Europe, Middle East and Africa decreased for the first nine months 2005 compared to the first nine months 2004 primarily due to lower sales volumes, mainly the result of the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, which had a $206 million negative impact on sales revenue. Higher selling prices, particularly for PET polymers, had a $73 million positive impact on sales revenue. Favorable shifts in foreign currency exchange rates had a $31 million positive impact on sales revenue.

Sales revenue in Asia Pacific increased for the first nine months 2005 compared to the first nine months 2004 primarily due to higher overall selling prices across all segments which had a $71 million positive impact on sales revenue. Higher sales volumes, particularly for the Fibers segment, had a $32 million positive impact on sales revenue. Favorable shifts in product mix, primarily in the Fibers segment, had an $18 million positive impact on sales revenue.

Sales revenue in Latin America increased for the first nine months 2005 compared to the first nine months 2004 primarily due to higher selling prices, partially offset by lower sales volume. Higher selling prices, particularly for PET polymers, had a $106 million positive impact on sales revenue. Lower sales volume, particularly for PET polymers and polyethylene, had a $28 million negative impact on sales revenue.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information, see Note 8 to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2004 Annual Report on Form 10-K.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2005	2004

Net cash provided by (used in)
Operating activities	$374	$301
Investing activities	230	(77)
Financing activities	(643)	(603)
Net change in cash and cash equivalents	$(39)	$(379)

Cash and cash equivalents at end of period	$286	$179

Cash provided by operating activities increased $73 million in the first nine months 2005 compared to the first nine months 2004 primarily as a result of a significant increase in earnings which more than offset an additional $49 million increase in working capital, primarily inventories, and the $165 million contribution to its U.S. defined benefit pension plans. The Company made $3 million in such pension contributions in 2004.

Cash provided by investing activities increased $307 million in the first nine months 2005 compared to the first nine months 2004 largely due to $417 million in net proceeds from the sale of the Company's investment in Genencor in the second quarter 2005. In addition, in the second quarter 2005 the Company received payment for the $50 million note it received in the sale of certain businesses and product lines in the CASPI segment. In the first nine months 2004, the Company received $115 million in net cash proceeds associated with such sale. Additions to properties and equipment increased $53 million in the first nine months 2005 compared to the first nine months 2004.

Cash used by financing activities in the first nine months 2005 includes the Company's early repayment of $500 million of its outstanding long-term debt, and a decrease in commercial paper, credit facility, and other short-term borrowings including bank overdrafts of $84 million, offset by cash received from stock option exercises of $91 million. See Note 11 to the Company's unaudited consolidated financial statements for information regarding the early extinguishment of debt. Cash used in financing activities in the first nine months 2004 includes the January 2004 repayment of $500 million of 6 3/8% notes, as well as a decrease in commercial paper, credit facility, and other short-term borrowings of $15 million. The payment of dividends is reflected in all periods.

In the fourth quarter 2005, priorities for use of available cash from operations are to pay dividends and fund targeted growth initiatives.

Liquidity

Eastman has access to a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009. Any borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates, principally LIBOR. The Credit Facility requires facility fees on the total commitment that vary based on Eastman's credit rating. The rate for such fees was 0.15% as of September 30, 2005 and December 31, 2004. The Credit Facility contains a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman typically utilizes commercial paper to meet its liquidity needs. The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Because the Credit Facility expires in April 2009, the Company has the ability to refinance commercial paper borrowings on a long-term basis. Therefore, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings. At September 30, 2005 and December 31, 2004, the Company's commercial paper and revolving credit facility borrowings were $25 million and $146 million at effective interest rates of 4.41% and 2.98%, respectively.

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

Capital Expenditures

Capital expenditures were $224 million and $171 million for the first nine months 2005 and 2004, respectively. For 2005, the Company expects that capital spending will be approximately $340 to $360 million, which would exceed planned 2005 depreciation and amortization of $310 million. Capital expenditures for 2005 include construction of the new PET facility in South Carolina, utilizing IntegRex technology.

Other Commitments

At September 30, 2005, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of approximately 25 years. Other borrowings, including commercial paper and credit facility borrowings, totaled $44 million. In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt. This was comprised of approximately $178 million of the notes due in 2008, $254 million of the notes due in 2012, and $68 million of the notes due in 2018. For more information related to the extinguishment of debt, see Note 11 to the Company's unaudited consolidated financial statements. Additionally, during the first nine months 2005, the Company reduced commercial paper and credit facility borrowings by $121 million. For more information, see Note 6 to the Company's unaudited consolidated financial statements.

The Company had various purchase obligations at September 30, 2005 totaling approximately $1.8 billion over a period of approximately 15 years for materials, supplies and energy related to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $178 million over a period of several years. Of the total lease commitments, approximately 15% relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 40% relate to real property, including office space, storage facilities and land; and approximately 45% relate to railcars.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition, the Company had other liabilities at September 30, 2005 totaling approximately $1.2 billion related to pension, retiree medical, and other postemployment obligations.

Period	Notes and Debentures	Commercial Paper and Other Borrowings	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2005	$--	$--	$78	$12	$10	$100
2006	--	4	293	45	146	488
2007	--	--	284	36	156	476
2008	72	--	179	22	118	391
2009	--	38	174	17	71	300
2010 and beyond	1,324	2	833	46	651	2,856
Total	$1,396	$44	$1,841	$178	$1,152	$4,611

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

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at September 30, 2005 totaled $84 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $5 million, $27 million, and $52 million will expire in 2006, 2008, and 2012, respectively.

As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at its Kingsport, Tennessee plant. The Company guarantees up to $125 million of the principal amount of this joint venture's third-party borrowings, but believes, based on current facts and circumstances and the structure of the venture, that the likelihood of a payment pursuant to such guarantee is remote. The guarantee will expire in 2009.

As described in Note 16 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at September 30, 2005 and December 31, 2004. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with Financial Accounting Standards Board (FASB) Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at September 30, 2005. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

Dividends

The Company declared cash dividends of $0.44 per share in the third quarters 2005 and 2004 and $1.32 per share in the first nine months 2005 and 2004.

RECENTLY ISSUED ACCOUNTING STANDARDS

The FASB released Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised) - Share Based Payment in December 2004. SFAS No. 123 (Revised) required the Company to implement this Standard in the first interim period commencing after June 15, 2005. In April 2005, the implementation date was delayed to the first annual fiscal period commencing after June 15, 2005. For additional information regarding SFAS No. 123 (Revised), refer to Note 22 to the consolidated financial statements in Part II, Item 8 of the Company's 2004 Annual Report on Form 10-K. Until implementation of SFAS No. 123 (Revised) in 2006, the Company continues to apply the disclosure-only requirements of SFAS No. 123 - Accounting for Stock-Based Compensation and applies intrinsic value accounting for its employee stock options that defines compensation cost for stock options, if any, as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock.

The FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") in March 2005. FIN 47 is an interpretation of SFAS 143, "Asset Retirement Obligations", which was issued in June 2001. FIN 47 was issued to address diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. According to FIN 47, uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provisions of FIN 47 will be effective for the Company as of December 31, 2005. The Company is currently evaluating the effect FIN 47 will have on its consolidated financial position, liquidity, or results from operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of Accounting Principles Board Opinion No. 29” ("SFAS No. 153") in December 2004. SFAS No. 153 is based on the principle that nonmonetary asset exchanges should be recorded and measured at the fair value of the assets exchanged, with certain exceptions. SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or the transactions lack commercial substance as defined by SFAS No. 153. In addition, the FASB decided to retain the guidance for assessing whether the fair value of a nonmonetary asset is determinable within reasonable limits. The provisions of SFAS No. 153 became effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has evaluated the effect of SFAS No. 153 and determined that it does not materially impact its consolidated financial position, liquidity, or results from operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2005, the Company expects:

•	continued volatility of key raw material and energy costs, and that the Company will continue to pursue price increases to maintain margins over these costs;

•	strong sales volumes will continue due to a strengthened economy, continued substitution of Eastman products for other materials, and new applications for existing products;

•	earnings improvement through discipline in pricing practices, a continued focus on profitable businesses, a more favorable shift in product mix, and benefits from continued cost control initiatives;

•	that pension and other post-employment benefit expenses in 2005 will be similar to 2004 levels;

•	to contribute up to $165 million to the Company’s U.S. defined benefit pension plans; this was completed in third quarter;

•	net interest expense in 2005 to decrease compared to 2004 as a result of lower average borrowings and higher average interest rates on higher invested cash balances;

•	that the DB segment’s SG&A and R&D costs combined with total company R&D costs will be approximately 3 percent of 2005 revenue;

•
the effective tax rate to be approximately 30 percent on normal taxable earnings, and certain tax benefits from the extraterritorial income exclusion and the domestic manufacturing deduction to continue through 2005;

•	to continue to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidation of product lines as it continues to focus on profitability;

•
capital expenditures to increase to between $340 and $360 million and exceed planned depreciation and amortization of $310 million; the Company will pursue growth projects that include the new PET facility in South Carolina, utilizing IntegRex technology;

•	that priorities for use of available cash will be to pay dividends, reduce outstanding borrowings, and fund both targeted growth initiatives and U.S. defined benefit pension plans; and

•
operating earnings in the Fibers segment to exceed 2004 due to changes in industry structure and improved market demand in Asia; the segment has modest growth potential in future years and the Company is evaluating growth options in Europe and Asia.

There is currently limited visibility regarding the degree to which the aftermath of the hurricanes in the Gulf Coast will affect the costs and availability of key raw materials and economic growth for the remainder of 2005. In addition, normal seasonality typically reduces demand in some of our businesses and product lines in the fourth quarter. We remain focused on pricing as a key determinant of our profitability, particularly in the current business environment.

See “Forward-Looking Statements and Risk Factors below.”

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Quarterly Report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of, hedging of raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, and effects on volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual assets and products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those in any such forward-looking statements:

•
The Company is reliant on certain strategic raw materials for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which the Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could affect availability and costs of raw materials.

•
While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors.

•
The Company's competitive position in the markets in which it participates is, in part, subject to external factors in addition to those that the Company can impact. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

•
Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations, including natural disasters, could have a material adverse affect on sales revenue, costs and results of operations and financial condition.

•
The Company has an extensive customer base; however, loss of, or material financial weakness of, certain top customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers. In addition, the Company's competitive position may be adversely impacted by low cost competitors in certain regions and customers developing internal or alternative sources of supply.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2005.

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

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In June 2005, Eastman Chemical Middelburg, B.V., a wholly owned subsidiary of the Company, (the "Subsidiary") received a summons from the Middelburg (Netherlands) District Court Office to appear before the economic magistrate of that District and respond to allegations that the Subsidiary's manufacturing facility in Middelburg has exceeded certain conditions in the permit that allows the facility to discharge wastewater to the municipal wastewater treatment system. The summons proposed penalties in excess of $100,000 (USD) as a result of the alleged violations. A hearing in this matter took place on July 28, 2005, at which time, the magistrate bifurcated the proceeding into two phases: a compliance phase and an economic benefit phase. With respect to the compliance phase, the magistrate levied a fine of less than $100,000. With respect to the economic benefit phase, where the prosecutor's proposed penalty in excess of $100,000 remains pending, the magistrate instructed the parties to submit their respective positions in writing for his review and deliberation. In accordance with the schedule imposed by the magistrate, the Subsidiary submitted its initial written position on September 30, 2005. The Subsidiary intends vigorously to contest this matter, including the assessment of an economic benefit penalty, but given the early stage of the proceeding, the ultimate outcome cannot presently be determined. This disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1-31, 2005	49	$58.04	--	$288
August 1-31, 2005	0	--	--	$288
September 1-30, 2005	0	--	--	$288
Total	49	$58.04	--

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
(3)
The Company is authorized by the Board of Directors to repurchase up to $400 million of its common stock. Common share repurchases under this authorization in 1999, 2000 and 2001 were $51 million, $57 million and $4 million, respectively. The Company has not repurchased any common shares under this authorization in 2002, 2003, 2004 and the first nine months of 2005. For additional information see Note 13 to the consolidated financial statements in Part II, Item 8 of the Company’s 2004 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

(a) Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 50.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: October 31, 2005	By:	/s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.12	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending June 30, 2003)

4.13	Form of 6.30% notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ending September 30, 2003)

4.14	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s current report on Form 8-K dated December 4, 2003)

10.01	Amendment to Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan 2004 - 2005 Performance Period amended October 5, 2005	52-59

10.02	Amendment to Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan 2004 - 2006 Performance Period amended October 5, 2005	60-68

10.03	Amendment to Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan 2005 - 2007 Performance Period amended October 5, 2005	69-77

10.04	Form of Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan 2006 - 2008 Performance Period effective January 1, 2006	78-86

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	87

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2005	88

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2005	89

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2005	90

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2005	91