Form 10-K
period 2005-12-31
EASTMAN CHEMICAL CO
filed 2006-03-13
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

____________________________________________________________________________________________
PAGE 1 OF 141 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 127

	Yes	No
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[X]
	Yes	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.		[X]
	Yes	No
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

The aggregate market value (based upon the closing price on the New York Stock Exchange on June 30, 2005) of the 81,373,319 shares of common equity held by nonaffiliates as of December 31, 2005 was approximately $4,487,738,542 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude common stock that may be deemed beneficially owned as of December 31, 2005 by the directors and executive officers and Eastman Chemical Company’s (“Eastman” or the “Company”) charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 81,637,985 shares of common stock of the registrant were outstanding at December 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2006 Annual Meeting of Stockholders (the "2006 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 12 and 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements, and other written and oral forward-looking statements made by the Company from time to time, may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends, and other expected financial conditions; expectations, strategies, and plans for individual assets and products, businesses, segments, and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included with such forward-looking statements and in Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors of this Annual Report on Form 10-K."

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	5

1A.	Risk Factors	27

1B.	Unresolved Staff Comments	27

	Executive Officers of the Company	28

2.	Properties	30

3.	Legal Proceedings	31

4.	Submission of Matters to a Vote of Security Holders	32

PART II

PART III

10.	Directors and Executive Officers of the Registrant	122

11.	Executive Compensation	122

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	122

13.	Certain Relationships and Related Transactions	123

14.	Principal Accounting Fees and Services	123

PART IV

15.	Exhibits and Financial Statement Schedules	124

SIGNATURES

Signatures	125

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

History, Business, and Recent Results

Eastman Chemical Company ("Eastman" or the "Company") is a global chemical company which manufactures and sells a broad portfolio of chemicals, plastics, and fibers. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, as of December 31, 1993. Eastman has 17 manufacturing sites in 10 countries that supply chemicals, plastics, and fibers products to customers throughout the world. The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

In 2005, the Company had sales revenue of $7.1 billion, operating earnings of $757 million, and net earnings of $557 million. Earnings per diluted share were $6.81 in 2005. Included in 2005 operating earnings were asset impairments and restructuring charges of $33 million and other operating income of $2 million.

The Company’s products and operations are managed and reported in six operating segments aligned into three divisions: Eastman, Voridian and Developing Businesses. Eastman Division consists of the Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”) segment, the Performance Chemicals and Intermediates (“PCI”) segment and the Specialty Plastics (“SP”) segment. Voridian Division consists of the Polymers segment and the Fibers segment. Developing Businesses Division consists of the Developing Businesses (“DB”) segment. A segment is determined primarily by the customer markets in which it sells its products and services. For additional information related to the Company’s operating segments, see Note 21 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10K.

On March 6, 2006, the Company announced a realignment of its organizational structure and related senior management assignments effective April 1, 2006. The new structure combines related assets and technologies to facilitate growth in the Company's core businesses and take full advantage of new growth opportunities by focusing on common technologies and streams. The new organization replaces the Eastman and Voridian divisions with the Chemicals and Fibers Group and the Polyesters Group. The Chemicals and Fibers Group consists of CASPI, PCI, and Fibers segments. The Polyesters Group consists of SP and Polymers segments.

Manufacturing Streams

Eastman's objective is to leverage its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries to drive growth, meet increasing demand and create new opportunities for the Company's products in key markets including packaging, tobacco, durable goods, building and construction, and others. For each of these chemistries, Eastman has developed a combination of assets and technologies that are operated within three manufacturing 'streams'. In the acetyl stream, the Company begins with high sulfur coal which is then gasified in its coal gasification facility. The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid and acetic anhydride. These chemicals are used in products throughout the Company including acetate tow, acetate yarn and cellulose esters. The Company's ability to use coal is a competitive advantage for raw materials and energy. The Company is investigating opportunities to further leverage its coal-based process know-how in an effort referred to as "chemicals from coal". In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid ("PTA") and dimethyl terephthalate ("DMT") which are the starting raw materials of most of its polyester competitors. PTA or DMT is then reacted with ethylene glycol, which the Company both makes and purchases, along with other ingredients (some of which the Company makes and are proprietary) to produce polyethylene terephthalate ("PET") and copolyesters. This backward integration of its polyester manufacturing provides several competitive advantages. For PET, this allows Eastman a cost advantage in a commodity market. For copolyester, Eastman adds a specialty monomer to provide clear, tough, chemically resistant product characteristics. As a result, the Company's copolyesters can compete with materials such as polycarbonate and acrylic. In the olefins stream, the Company begins primarily with propane and ethane, which are then cracked at its facility in Longview, Texas into propylene and ethylene. The propylene is used in oxo derivative products, while the ethylene is primarily used in polyethylene products.

The following chart shows markets and significant Eastman products by segment and manufacturing stream.

SEGMENTS	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM	KEY PRODUCTS, MARKETS AND END USES

CASPI	X		X	Adhesives (tape, label, nonwovens), paint and coatings (architectural, automotive, industrial, and original equipment manufacturing "OEM")
PCI	X	X	X	Agrochemical, automotive, beverages, nutrition, pharmaceuticals, coatings, medical devices, toys, photographic and imaging, household products, polymers, textiles, and consumer and industrials
SP	X	X	X
Appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, personal care and cosmetics, performance films, tape and labels, fibers/nonwovens, photographic and optical film, graphic arts and general packaging

Polymers	X	X	X
Beverage and food packaging, custom-care and cosmetic packaging, health care and pharmaceutical uses, household products and industrial packaging applications, extrusion coating, film and molding applications

Fibers	X			Acetate tow, apparel, home furnishings, and industrial applications

Cyclicality and Seasonality

Certain segments, particularly the PCI and Polymers segments, are impacted by the cyclicality of key products and markets, while other segments are more sensitive to global economic conditions. Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle. Despite some sensitivity to global economic conditions, many of the products in the Fibers, CASPI and SP segments provide a stable foundation of earnings.

The Company typically experiences seasonality in its earnings and cash flows. The Company's earnings are typically higher in the second and third quarters, while cash from operations is stronger in the first and fourth quarters. Demand for CASPI segment products is typically stronger in the second and third quarters due to increased use of coatings products in the building and construction industries, while demand is weaker during the winter months because of seasonal construction downturns. The PCI segment typically experiences a weaker fourth quarter, due in part to a downturn in demand for products used in certain building and construction and agricultural markets. The Polymers segment typically experiences stronger demand for PET polymers for beverage plastics during the second and early third quarters due to higher consumption of beverages in the Northern hemisphere, while demand typically weakens during the late third and fourth quarters.

EASTMAN DIVISION

Business and Industry Overview

Operating in a variety of markets with varying growth prospects and competitive factors, the segments in Eastman Division manufacture a diverse portfolio of specialty and commodity chemicals and plastics that are used in a wide range of consumer and industrial markets. Eastman Division has 13 manufacturing sites in 8 countries, selling more than 1,650 products to more than 3,500 customers. Eastman Division is comprised of the CASPI, PCI, and SP segments, which are more fully discussed below.

Strategy

The Company’s objectives for Eastman Division are to exploit growth opportunities in core businesses and improve gross margins.

•	Exploit Growth Opportunities in Core Businesses

➢	Develop New Specialty Products and Expand into New Markets
The Company believes that it is a market leader based on sales in a number of Eastman Division’s product lines. The Division is focused on growth through continued innovation and displacement of competitive products with offerings that provide greater functionality or better value. This includes development of new products for existing applications, and expansion into new applications with existing products.

➢	Leverage Opportunities Created by the Broad Product Line
Eastman Division is able to offer a broad array of complementary products that customers would otherwise need to obtain from multiple manufacturers. Its diverse portfolio and integrated manufacturing assets allow Eastman Division to benefit from advancements and developments with respect to one product line by applying them to other product lines. For example, efficiency is created through the operation of large integrated plants that produce numerous products, which are used in, or sold by, multiple Eastman segments. This allows a customer to place an order for multiple products, which may be produced by different segments, and have them delivered from the same location, reducing costs and order time. Additionally, Eastman continues to leverage the advantages of being an integrated polyester manufacturer. One opportunity identified is scaled differentiation in the polyester stream, which is the potential for SP to utilize rationalized PET assets, as a result of the new IntegRex facility, to reduce copolyester conversion cost. This would be expected to leverage the synergies of the Polymers segment's advantaged cost structure and the SP segment's potential to expand quickly into higher value growth markets.

➢	Diversify Globally and Pursue Opportunities for Business Development
Eastman Division currently has in place and continues to pursue opportunities for joint ventures, equity investments and other alliances.  These strategic initiatives are expected to diversify and strengthen businesses by providing access to new markets and high-growth areas as well as providing an efficient means of ensuring that Eastman is involved in diverse technological innovations in or related to the chemicals industry. The Company is committed to pursuing these initiatives in order to capitalize on new business concepts that differentiate it from other chemical manufacturers and that will provide incremental growth beyond what is organic to the chemicals industry and at lower capital investment. For example, Eastman is expanding its manufacturing joint venture in Nanjing, China to meet the growing demand in Asia for hydrocarbon resins in adhesives formulations. Additionally, Eastman is increasing copolyester intermediates capacity in order to meet expected growth in global demand.

•	Improve Gross Margins

Eastman Division continues to work to maximize the value of core businesses by improving gross margins through:

➢	Enhancing pricing processes and strategies, and implementing pricing systems to improve responsiveness to changes in operating costs and other factors impacting gross margins;

➢
Institutionalizing cost reduction processes, including a Six Sigma quality improvement program aimed at reducing costs, improving customer satisfaction, improving efficiency through reduction of variations and defects, and focusing on business simplification and channels to market;

➢
Implementing information technology solutions to maximize the Company’s enterprise resource planning system used in production planning and other manufacturing processes to reduce safety stock, improve responsiveness to demand forecasting, and increase manufacturing efficiency; and

➢
Maintaining high utilization of manufacturing assets, particularly for intermediates and specialty polymers, and pursuing high value debottlenecking opportunities and incremental expansions of current assets.

Related to the above activities, the Company continues to evaluate its portfolio of products and businesses in Eastman Division, which could result in further restructuring, divestiture, or consolidation, particularly in the PCI segment.

CASPI SEGMENT

•	Overview

The CASPI segment manufactures liquid vehicles, additives, specialty polymers, and other raw materials which are integral to the production of paints and coatings, inks, adhesives, and other formulated products. The CASPI segment focuses on producing raw materials rather than finished products in order to develop long-term, strategic relationships and achieve preferred supplier status with its customers. Growth in these markets in North America and Europe typically approximates economic growth in general, due to the wide variety of end uses for these applications and dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing. However, higher growth sub-markets exist within North America and Europe, driven by customers' growing demands for performance requirements that are protective of the environment and meet increasingly more stringent government regulation. For example, the coatings and adhesives industries are promoting products and technologies designed to reduce air emissions. Growth in Asia and Latin America is substantially higher than general economic growth, driven primarily by the increasing government regulations in industrializing economies.

In 2005, the CASPI segment had sales revenue of $1.3 billion, which represented 18 percent of Eastman’s total sales and 36 percent of Eastman Division’s total sales.

•	Products

The CASPI segment's products consist of:

➢	Coatings Additives and Solvents
The additives product lines consist of differentiated and proprietary products such as: cellulosic polymers, which enhance the aesthetic appeal and improve the performance and metallic flake orientation of industrial and automotive original equipment and refinish coatings and inks; Texanol™ ester alcohol, which improves film formation and durability in architectural latex paints; and chlorinated polyolefins, which promote the adherence of paints and coatings to plastic substrates. Solvents, which consist of ester, ketone, glycol ether and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application. Environmental regulations that impose limits on the emission of hazardous air pollutants continue to impact coatings formulations requiring compliant coatings raw materials. Eastman’s coatings additives and solvents are currently used in compliant coatings. Additional products are under development to meet the growing demand for waterborne (latex) and high solids coatings that are more protective of the environment. Coatings additives and solvents comprised 59 percent of the CASPI segment’s total sales for 2005.

➢	Adhesives Raw Materials
The adhesives product line consists of hydrocarbon resins, rosin resins, resin dispersions, and polymer raw materials. These products are sold to adhesive formulators and tape and label manufacturers for use as raw materials in hot melt and pressure sensitive adhesives and as binders in nonwoven products (such as disposable diapers, feminine products, and pre-saturated wipes). Eastman has a leadership position in hydrogenated gum rosins used in adhesive and chewing gum applications. Eastman offers the broadest product portfolio of raw materials for the adhesives industry, ranking as the second largest global tackifier supplier. Adhesives raw materials comprised 41 percent of the CASPI segment’s total sales for 2005.

The profitability of CASPI products is sensitive to the global economy, exchange rates, and market trends and broader chemical cycles, particularly the olefins cycle. CASPI's specialty products, which include coatings additives, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle due to their functional performance attributes. The cyclical commodity products, which include commodity solvents and polymer raw materials, are impacted by the olefins cycle. The Company leverages its proprietary technologies, competitive cost structure and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

•	Strategy

A key element of the CASPI segment growth strategy is the continued development of innovative product offerings, building on proprietary technologies in high-growth markets and regions that meet customers’ evolving needs and improve the quality and performance of customers’ end products. Eastman Division believes that its ability to leverage its broad product line and research and development capabilities across this segment make it uniquely capable of offering a broad array of solutions for new and emerging markets. CASPI is pursuing high value incremental expansions of current manufacturing assets to ensure that adequate capacity is available to meet the increasing demand for its differentiated products.

The CASPI segment is focused on the expansion of the coatings and inks additives and solvents product offerings into other high-growth areas. These include market areas with growth due to specific market trends and product developments, such as high solids and water-based coatings and inks, as well as growth in geographic areas due to the level and timing of industrial development. The Company's global manufacturing presence positions it to take advantage of areas of high industrial growth, particularly in Asia from its facility in Singapore and joint venture operations in China.

The CASPI segment is also focused on the expansion of the adhesives raw materials product offerings into high-growth markets and regions by leveraging applications technology and increasing production capacity. The segment expects to take advantage of growth in demand for specialty hydrocarbon resins through the 25 percent expansion of manufacturing operations in Middelburg, the Netherlands, and in the developing regions through the 30 percent expansion of hydrocarbon resin production capacity at its joint venture operation in Nanjing, China. Additionally, the CASPI segment has improved profitability within this group of product lines through cost reduction initiatives and other projects that leverage best manufacturing practices, infrastructure, and business processes.

The Company intends to continue to leverage its resources to strengthen its CASPI innovation pipeline through improved market connect and the expanded use of proprietary products and technologies. Although CASPI sales and application development is often specialized by end-use market, developments in technology may be successfully shared across multiple end-uses and markets.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base in the CASPI segment is broad and diverse. This segment has more than 1,500 customers around the world, and approximately 80 percent of its sales revenue in 2005 was attributable to approximately 100 customers. CASPI focuses on establishing long-term, customer service-oriented relationships with its strategic customers in order to become their preferred supplier and to leverage these relationships to pursue sales opportunities in previously underserved markets, as well as expand the scope of its value-added services. However, from time to time, customers decide to develop products internally or diversify their sources of supply that had been provided by Eastman. Growth in North American and European markets typically coincide with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing.

•	Competition

Competition within the CASPI segment's markets varies widely depending on the specific product or product group. Because of the depth and breadth of its product offerings, Eastman does not believe that any one of its competitors presently offers all of the products that it manufactures within the CASPI segment. However, many of the Company’s competitors within portions of its CASPI segment are substantially larger companies, such as Dow Chemical Company (“Dow”), BASF and Exxon Mobil Corporation, which have greater financial and other resources than those of Eastman. Additionally, within each market in this segment, the Company competes with other smaller, regionally focused companies that may have advantages based on location, local market knowledge, manufacturing strength in a specific product, or other factors. At any time, any one or more of these competitors could develop additional products that compete with, or that may make obsolete, some of Eastman’s current product offerings.

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

The Company’s PCI segment manufactures diversified products that are sold externally, as well as used internally by other segments. PCI's earnings are highly dependent on how the Company chooses to optimize the olefins stream, and, to a lesser extent, the acetyls stream. In 2005, the PCI segment had external sales revenue of $1.6 billion, which represented 23 percent of Eastman’s total sales and 44 percent of Eastman Division's total sales. Additionally, the PCI segment had interdivisional sales revenue for 2005 of $665 million.

•	Products

The PCI segment offers over 150 products that include intermediates based on oxo and acetyl chemistries, and performance and custom-manufactured chemicals. PCI segment's 2005 sales revenue was approximately 55 percent olefin-based, 15 percent acetyl-based, 10 percent polymer-based, and 20 percent based on performance and custom chemicals and other. Approximately 75 percent of PCI's sales revenue is generated in North America. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. The Company's PCI segment is the largest marketer of acetic anhydride in the United States, an intermediate that is a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products. Eastman manufactures one of the broadest ranges of oxo aldehyde derivatives products in the world. The PCI segment’s other intermediate products include plasticizers, glycols, and polymer intermediates. Many of the intermediate products in the PCI segment are priced based on supply and demand of substitute and competing products. In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base.

PCI also manufactures complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for fiber and food and beverage ingredients, which are typically used in specialty market applications. PCI also engages in custom manufacturing where business is developed on a customer-by-customer basis. These specialty and custom manufacturing products are typically priced based on the amount of value added rather than supply and demand factors. PCI produces nonanoyloxybenzenesulfonate bleach activator ("NOBS") for a key customer.

•	Strategy

To build on and maintain its status as a low cost producer, PCI continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings. Through the PCI segment, the Company maximizes the advantage of its highly integrated and world-scale manufacturing facilities. For example, the Kingsport, Tennessee manufacturing facilities allow the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. Similarly, at the Longview, Texas facility, the PCI segment utilizes propane and local ethane supplies along with Eastman's proprietary oxo-technology in the world’s largest single-site, oxo aldehyde manufacturing facility to produce a wide range of alcohols, esters, and other derivative products. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the PCI segment to remain cost competitive with, and for some products cost-advantaged over, its competitors. A recent example of Eastman’s continuous pursuit of cost and productivity improvement is the implementation of a successful cost reduction program within the acetyl production operations at the Kingsport site. Benefits from this effort allow the PCI segment to take advantage of the Company's strategic position within acetyl and related derivative markets.

The PCI segment selectively focuses on continuing to develop and access markets with high-growth potential for the Company’s chemicals. The Company engages in customer focused research and development initiatives in order to develop new products and find additional applications for existing products. In the future, the Company expects to capitalize on such applications in the personal care and specialty solvents markets.

The Company continues to evaluate the various businesses and product lines within the PCI segment, which could result in restructuring, divestiture, or consolidation to improve profitability.

•	Customers and Markets

The PCI segment’s products are used in a variety of markets and end uses, including agrochemical, automotive, beverages, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles, and industrials. The markets for products with market-based pricing in the PCI segment are cyclical. This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. Demand, in turn, is based on general economic conditions, raw material and energy prices, consumer demand and other factors beyond the Company’s control. Eastman may be unable to increase or maintain its level of PCI sales in periods of economic stagnation or downturn, and future PCI results may fluctuate from period to period due to these economic conditions. The Company believes many of these markets are being positively affected by the current olefins upcycle. However, product-specific olefin derivative markets display a range of strength based upon prevailing supply/demand conditions.

An important trend within PCI's markets is a tendency toward increased regionalization of key markets, especially acetyls and olefins, due to increased transportation costs. During 2005, the PCI segment entered into a long-term arrangement with a Middle-Eastern company that will allow Eastman to leverage its proprietary acetyl technology to obtain access to acetyl chemicals produced in the Middle East region. Additionally, the PCI segment is engaged in continuous efforts directed toward optimizing product and customer mix. Approximately 80 percent of the PCI segment’s sales revenue in 2005 was associated with 90 out of approximately 1,250 customers worldwide.

•	Competition

Historically, there have been significant barriers to entry for competitors with respect to a majority of PCI's products, primarily due to the fact that the relevant technology has been held by a small number of companies. As this technology has become more readily available, competition from multinational chemical manufacturers has intensified. Eastman competes with these and other producers primarily based on price, as products are interchangeable, and, to a lesser extent, based on technology, marketing and other resources. Eastman’s major competitors in this segment include large multinational companies such as Dow, Celanese Corporation, BASF, and Exxon Mobil Corporation. While some of the Company’s competitors within the PCI segment have greater financial resources than Eastman, which may better enable them to compete on price, the Company believes it maintains a strong position due to the combination of its scale of operations, breadth of product line, level of integration, and technology leadership.

SP SEGMENT

•	Overview

The SP segment produces highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, personal care and cosmetics packaging, food and beverage packaging, performance films, tape and labels, fibers/nonwovens, photographic and optical film, graphic arts and general packaging. In 2005, the SP segment had sales revenue of $718 million, which represented approximately 10 percent of Eastman’s total sales and 20 percent of Eastman Division’s total sales.

The SP segment competes in the market for plastics that meet specific performance criteria, typically determined on an application-by-application basis. Product development in the specialty plastics segment is dependent upon Eastman’s ability to design plastics products that achieve performance characteristics specified by its customers, while providing a better value proposition than alternative materials such as polycarbonate and acrylic. Increases in market share are gained through the development of new applications, substitution of plastic for other materials, and particularly, displacement of other plastic resins in existing applications. The SP segment produces polyesters, specialty copolyesters, plastic sheeting, cellulose esters, and cellulosic plastics. The Company estimates that the market growth for copolyesters, which has historically been high due to the relatively small market size, will continue to be higher than general economic growth due to displacement opportunities. Eastman believes that the cellulosic plastics markets growth will be flat or, at best, equal to the rate of growth of the economy in general.

Eastman’s specialty copolyesters, which generally are based on Eastman's market leading supply of cyclohexane dimethanol ("CHDM") modified polymers, typically fill a market position between polycarbonates and acrylics. Polycarbonates traditionally have had some superior performance characteristics, while acrylics have been less expensive. Specialty copolyesters combine superior performance with competitive pricing and are being substituted for both polycarbonates and acrylics based on their relative performance and pricing.

The SP segment also includes cellulosic plastics, which has historically been a steady business with strong operating margins for the Company, and includes what Eastman believes is a market-leading position in North American cellulose esters for tape and film products and cellulose plastics for molding applications.

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
Engineering and specialty polymers accounted for approximately 50 percent of the SP segment’s 2005 sales revenue. These polymers include a broad line of polyesters, copolyesters, alloys, cellulose flake, and cellulosic plastics that are sold to a diverse and highly fragmented customer base in numerous market segments on a global basis. Approximately 45 percent of the revenues from engineering and specialty polymers are generated in North America. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. Engineering and specialty polymers products are sold into three sectors: durable goods (principally components used in appliances); medical goods (disposable medical devices, health care equipment and instruments, and pharmaceutical packaging); and personal care and consumer goods (housewares, cosmetics, eyewear, tools, toys, food and beverage packaging).

Engineering and specialty polymers products are heavily specification-driven. The Company works with OEM companies to enable product designers to use polymers for a specified use in their products. Although the average life cycle of many of these products is shrinking over time, the Company works to identify uses for the polymers in products that will have multi-year lives. In working with OEM companies on new consumer product designs, new polymer products are often developed for use in a particular type of end-use product.

➢	Specialty Film and Sheet
Approximately 30 percent of the SP segment’s 2005 revenue resulted from sales of specialty film and sheet products. The key end-use markets for specialty film and sheet are packaging, in-store fixtures and displays, and building and construction. Direct customers are film and sheet producers, but marketing activities focus downstream through designers, specifiers, OEMs and brand owners in targeted end-use markets.

In the packaging market, specialty film and sheet is sold to end-use markets including medical and electronic component trays, shrink label films, general purpose packaging, and multilayer films. Copolyester use in these markets is relatively mature with the exception of shrink label films. Competitive materials in these end-use markets are typically PET polymers, acrylics, polyvinyl chloride (“PVC”) and oriented polystyrene. Eastman’s primary brands for these markets are Eastar and Embrace copolyesters.

In the display market, Spectar copolyester is marketed primarily for point of purchase displays including indoor sign and store fixtures. Eastar copolyester is marketed into the graphics market. Copolyester use in these end-use markets is expected to grow above display market rates as a result of new business growth. Competitive materials in these end-use markets are polymethylmethacrylate (“PMMA”) and polycarbonate.

The building and construction end-use market continues to be a focus for growth in specialty film and sheet. The Company is seeking a number of new opportunities within this market. The use of copolyester in this market is expected to grow significantly above building and construction market rates due to current low penetration of copolyester into targeted segments. Competitive materials for building and construction are typically PMMA, polycarbonate, and glass.

➢	Packaging, Film and Fiber
Packaging, film and fiber products, which represented approximately 20 percent of the SP segment’s 2005 revenue, include a range of specialty polymer products for markets such as photographic film, optical film, fibers/nonwovens, and tapes/labels uses. Customers are typically manufacturers of film and fiber products, employing a range of processing technologies, including film melt extrusion, solvent casting, and fiber extrusion. These films and fibers products are further converted to produce value-added products, such as photographic film, adhesive tape or nonwoven articles, which are sold as branded items. Products include cellulose esters, copolyesters, specialty polyesters and concentrates/additives. Sales of products that are used as raw materials in traditional photographic markets continue to be under pressure due to the conversion of traditional photographic technology to digital imaging. SP has work underway in the liquid crystal displays market to offset the impact of this conversion.

•	Strategy

The SP segment is focused on delivering consistent gross margins and reinvesting for consistent growth. Over the past two years, the SP segment has divested certain non-core businesses, shut-down certain non-integrated manufacturing operations, and expanded certain integrated facilities. The Company continues to leverage the advantages of being an integrated polyester manufacturer and will continue to pursue opportunities within the integrated polyester stream. One such opportunity is scaled differentiation, which is the potential for SP to utilize rationalized PET assets to reduce copolyester conversion costs and enhance its ability to market its products against competitive materials. This opportunity is expected to capture the synergies of the Polymers segment's advantaged cost structure and SP segment's ability to develop higher value markets. These synergies should enable SP to reduce costs and expand production, increase the scale necessary to substitute for competitive materials, and focus on targeted growth markets. The SP segment continues to pursue growth by investing in marketing, research and development, and manufacturing to meet the needs of the global marketplace. For example, the segment is completing a capital project to increase copolyester intermediates capacity in order to meet expected growth in global demand.

Eastman has a broad portfolio of key monomers that can be combined in various ways to yield a range of polymers with widely varying properties for different applications. Development of proprietary technology is currently underway to enable the SP segment to produce a new family of products that would allow entry into applications that have been beyond the reach of the current portfolio of copolyester products. This new technology is expected to offer a combination of chemical and temperature resistance that should lend itself to a number of new applications where these properties are important.

The Company competes in market niches requiring polymers with combinations of clarity, toughness, and chemical resistance. The liquid crystal display market is a new focus of growth for SP. SP segment is investing in the development of copolyester and cellulosic-plastic based product solutions for this high-growth market, with the objective of becoming a strategic raw material supplier for liquid crystal display.

The SP segment develops product enhancements in order to respond to specific market needs, and expects this to result in increased market penetration for existing products. Likewise, the introduction of new products will provide access to previously underserved markets. In addition, the SP segment is focusing on global growth by investing resources to provide product solutions to customers in previously underserved regional markets. The SP model of innovation leverages a unique and growing portfolio of cellulosics and specialty copolyesters, such as Cadence, a copolyester for calendared film applications, Embrace copolyester for shrink films, and Eastar and Durastar copolyesters for cosmetic and household applications.

The Company is a major supplier of resins to the specialty film and sheet markets. With less than 10 percent of the global specialty film and sheet end-use markets, substantial growth opportunities exist for Eastman. The growth strategy is to penetrate new market segments or geographies and offer a substitute for other materials by providing an improved value proposal or design flexibility that enhances the growth potential of the Company’s customers.

•	Customers and Markets

The customer base in the SP segment is broad and diverse, consisting of over 700 companies worldwide in a variety of industries. Approximately 80 percent of the SP segment’s 2005 revenue was attributable to approximately 70 customers. The SP segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles. By doing so, it is better able to understand its customers’ needs as those customers develop new products, and more effectively bring new solutions to market.

•	Competition

Competition in the SP segment varies as a function of where the products are in their life cycle. For example, the SP segment's products in the introduction phase of the life cycle compete mainly on the basis of performance. As products begin to advance in the life cycle, and substitute products come into existence, the basis of competition begins to shift, taking into account factors such as price, customer service, and brand loyalty. At maturity, where one or more competitors may have equivalent products in the market, competition is based primarily on price. Many large, well-recognized manufacturers produce substitute products of different materials, some of which may offer better performance characteristics than those of the Company's products, and others of which may be offered at a lower price.

The SP segment has a full array of products moving across the life cycle as described above. For example, two commonly used plastics materials in the heavy gauge sheet market are acrylic and polycarbonate. In general, acrylics are lower in cost, while polycarbonates provide higher performance at a higher cost. Eastman’s products capture portions of both markets. Customers of the SP segment can select from products that offer improved performance over acrylics at a slightly higher cost, or products that are lower cost than polycarbonates while still possessing excellent performance properties. In this way, the SP segment is able to meet the industry need for low-cost, high performance plastics materials and maintain a significant advantage over its competitors. With regard to engineering and specialty polymers products, the Company competes in market areas requiring polymers with combinations of clarity, toughness, and chemical resistance. Eastman’s primary competitors for engineering and specialty polymers are companies such as Bayer AG, Lanxess, Dow, GE Plastics, Nova and others, including polycarbonate, acrylic and clear acrylonitrile butadiene styrene producers in regions outside North America. Specialty film and sheet competitors also include polymer companies, such as GE Plastics, Bayer AG, Dow, Cyro, Ineos, Atoglas, SK Chemical Industries, and Selenis, which sell copolyesters, polycarbonate, acrylic, and/or polyvinyl chloride resins. Competition for packaging, film and fiber products is primarily from other producers of polyester and producers of cellulose ester polymers such as Acetati SpA and Daicel Chemical Industries, Ltd. Competition with other polymers such as acrylic, PVC, polystyrene, polypropylene and polycarbonate is also significant in several markets and applications. Channels to customers include corporate accounts, direct sales, e-commerce, and distributors.

SP believes that it maintains competitive advantages over its competitors in the SP segment throughout the product life cycle. At product introduction, the segment’s breadth of offerings combined with its research and development capabilities and customer service orientation enable it to quickly bring a wide variety of products to market. As products enter the growth phase of the life cycle, SP is able to continue to leverage its product breadth by receiving revenues from multiple sources, as well as retaining customers from long-term relationships. As products become price sensitive, SP can take advantage of Eastman's scale of operations and vertical integration to maintain superior product conversion cost position.

SP believes it has competitive advantages in copolyester and cellulose ester plastics. However, new competitors have begun selling copolyester products in the past few years. These new competitors cannot yet produce the wide variety of specialty copolyesters offered by SP or offer the same level of technical assistance. Additionally, SP is committed to increasing the utilization of current capacity and maintaining the cost advantages obtained from its scale of operations and manufacturing expertise. There can be no assurance, however, that the SP segment will be able to maintain this competitive advantage and if it is unable to do so, its results of operations could be adversely affected.

EASTMAN DIVISION GENERAL INFORMATION

Sales, Marketing and Distribution

The Company markets Eastman Division products primarily through a global sales organization, which has a presence in the United States and in over 35 other countries around the world. Eastman Division has a number of broad product lines which require a sales and marketing strategy that is tailored to specific customers in order to deliver high quality products and high levels of service to all of its customers worldwide. Technical expertise and process knowledge are critical in determining the application of Eastman Division’s products for a particular customer. Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its three operating segments, Eastman Division is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals and plastics.

Eastman Division’s products are marketed through a variety of selling channels, with the majority of sales being direct and the balance sold primarily through indirect channels such as distributors. Non-U.S. sales tend to be made more frequently through distributors than U.S. sales. Eastman Division's customers throughout the world have the choice of obtaining products and services through Eastman's website, www.eastman.com, through any of its global customer service centers, or through any of Eastman's direct sales force or independent distributors. Customers who choose to use the Company’s website can conduct a wide range of business transactions such as ordering online, accessing account and order status, and obtaining product and technical data. Eastman is an industry leader in the implementation and utilization of e-business technology for marketing and selling products to customers and was one of the first chemical companies to offer this capability. Eastman views this as an opportunity to increase supply chain efficiency by having an enterprise resource-planning platform with connectivity to customers. These sales and marketing capabilities combine to reduce costs and provide a platform for growth opportunities for the Company by providing potential customers new methods to access Eastman’s products.

Eastman Division’s products are shipped to customers directly from Eastman's manufacturing plants as well as from distribution centers worldwide, with the method of shipment generally determined by the customer.

Intellectual Property and Trademarks

The Company considers its Eastman Division-related intellectual property portfolio to be a valuable corporate asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets. The Company’s primary strategy regarding its Eastman Division-related intellectual property portfolio is to protect all innovations that provide its segments with a significant competitive advantage. The Company also derives value from its intellectual property by licensing and selling patents and expertise worldwide. In addition, when appropriate, the Company licenses technology from third parties that complements Eastman Division’s strategic business objectives. Neither Eastman Division’s business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad and diverse portfolio of chemicals and plastics, Eastman Division’s intellectual property and trademarks relate to a wide variety of products and processes. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Eastman Division cannot assure that it will be able to adequately protect all of its intellectual property assets.

Research and Development

Eastman Division devotes significant resources to its research and development programs, which are primarily targeted towards two objectives:

•	developing new products, processes, and markets through applications research; and

•	improving existing products and processes to lower costs, improve product quality, and reduce potential environmental impact.

Eastman Division's research and development efforts match technology strengths with the streams and market needs to develop new products and improve existing products. In 2005, Eastman opened a new laboratory in Shanghai to support the development of new coatings formulations and performance-enhancing applications for North Asia-based customers. Material Difference, a new material sampling strategy for Tenite cellulosics, a versatile, durable, and attractive cellulosic plastic, was launched in 2005. In addition, Eastman Division's research and development efforts have resulted in development of products such as: The Glass Polymer, a copolyester product line for cosmetic packaging that offers a unique combination of toughness, aesthetic appeal, and chemical resistance; Tacolyn 3509, a low surface tension resin dispersion for use in waterborne adhesives for tapes and labels; and Cadence copolyester, an environmentally superior, halogen-free alternative to many other resins used in the film calendaring industry meeting a major objective of providing smarter and greener solutions.

VORIDIAN DIVISION

Business and Industry Overview

The Voridian Division consists of the Polymers segment and the Fibers segment. The Polymers segment contains two principal product lines, PET and polyethylene (“PE”). The PET product line is large, global in scope and has the largest capacity share of all competitors in the polyesters for packaging industry. The PE product line is primarily North American in scope and has a relatively small market share. The Fibers segment is made up of acetate tow, acetate yarn, and acetyl chemical products. Voridian is one of the two largest worldwide producers of acetate tow and the largest producer of acetate yarn. Globally positioned to serve its growing markets, Voridian has eight manufacturing plants in six countries, as well as access to PET production through two contract manufacturing arrangements in Asia that are currently inactive.

Strategy

Voridian Division participates in price sensitive markets where product performance is a requirement for involvement and low cost is the primary driver for success. As a result, the division’s strategic goals focus on maintaining quality products, operational excellence, and its global position as an efficient producer of polymers and fibers. The key elements of this strategy include:

•	Operational Efficiency

Voridian Division is a global leader in market share in two of its major product markets and expects to continue to leverage its product knowledge, experience, and scale to further reduce production costs and increase output. Because the Company is a highly integrated major PET producer and one of only a few integrated acetate fiber producers, Voridian intends to develop further efficiencies to enhance its cost position.

•	Capital Efficiency

Voridian Division seeks to expand its production capabilities in a capital-efficient manner. Efforts will include: maximizing capacity utilization at existing manufacturing facilities; reducing bottlenecks at those facilities; asset expansions utilizing IntegRex technologies, which are expected to allow greater production in less space; and smart growth through participation in strategic manufacturing alliances and contract manufacturing or toll arrangements.

•	Superior Process Technology

Voridian Division has a demonstrated expertise in developing and implementing improved process technologies. Through efficient use of research and development, Voridian intends to continue that trend and to develop increasingly efficient technologies with the goal of lowering manufacturing costs and improving operating margins. In March 2005, the Company began construction in Columbia, South Carolina of the first manufacturing facility utilizing IntegRex technology, a breakthrough technology for the manufacture of PET resin. This technology is expected to enhance the cost position and overall efficiency of the PET manufacturing process, allowing Voridian to meet future market demand with the most advanced manufacturing facilities in the world.

•	Quality and Innovation

Voridian Division’s product quality and innovation make it a recognized industry leader in the markets in which it participates. Through the efficient use of research and development, Voridian expects to continue to develop and commercialize new products and processes where customer needs and consumer preference offer improved returns or increased market share.

POLYMERS SEGMENT

•	Overview

In 2005, the Polymers segment had revenues of $2.5 billion, which represented 36 percent of the Company’s total sales and 74 percent of Voridian’s total sales. The segment consists of two principal product lines, PET and PE.

Both the PET and PE product lines compete to a large degree on price. Both can also be characterized as capital intensive. Success in each is impacted by attaining low cost positions through technology innovation, manufacturing scale, capacity utilization, access to reliable and competitive utilities, energy and raw materials, efficient manufacturing processes and efficient distribution.

PET production is vertically integrated back to the raw material paraxylene for a substantial majority of its capacity. The Polymers segment's PET product line for the packaging market is the world’s largest based on capacity share; is the most global based on manufacturing sites; and is the broadest based on formula diversity. PET is used in a wide variety of packaging products including for carbonated soft drinks, water, juice, personal care items, household cleaners, beer and food containers. The Polymers segment has PET manufacturing sites in the United States, Mexico, Argentina, Great Britain, Spain, and the Netherlands. In addition, the Polymers segment has access to PET production through contract manufacturing arrangements at two sites in Asia. The Polymers segment competes primarily in North America, Latin America, and Europe. The PE product lines are manufactured entirely in the United States and have a relatively small market share.

•	Products

➢	PET
PET is used in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products and industrial packaging applications. PET offers fast and easy processing, and the packaging characteristics are: superb clarity, excellent colorability and color consistency, durability and strength, impact and chemical resistance, and high heat stability. Packages made from PET are characterized by their light weight, high strength, durability, clarity, low cost, safety, and recyclability. PET accounted for 80 percent of the revenue in the Polymers segment.

➢	PE
The Polymers segment also offers a PE product line manufactured in the United States including low density polyethylene ("LDPE") and linear low density polyethylene (“LLDPE”). The LLDPE products are produced using the Company’s proprietary Energx manufacturing technology for gas-phase polyethylene production. Polymers' PE products are used primarily for extrusion coating, film, and molding applications. The LDPE and LLDPE product lines accounted for approximately 20 percent of the Polymers segment’s sales revenue in 2005.

•	Strategy

➢	Growth
The Polymers segment intends to capitalize on the growth in the PET industry with timely and efficient capacity additions including debottlenecking existing production processes, asset expansions, new assets, contract-manufacturing arrangements, and manufacturing alliances. This growth strategy will rely on continuous process technology improvements from the efficient use of research and development, as well as the rationalization of smaller scale PET assets, which could be redirected to manufacturing copolyester products.

Capitalizing on the Company’s new IntegRex technology, in March 2005 the Company began construction of a new 350-thousand-metric-ton expansion at its PET polymers site in Columbia, South Carolina. The new facility is expected to be fully operational in the fourth quarter of 2006 and at full capacity in time for the peak 2007 demand season. Because this new facility is expected to have the lowest cost of manufacturing of all North American PET producers, volume growth from this facility is not expected to be impacted by Asian PET polymer imports into the region. The Company is also evaluating an option for another IntegRex facility in North America.

➢	Innovation
The Polymers segment expects to continue to provide customers with innovative new products and incremental improvements in existing products. Voridian currently maintains the industry’s broadest product offering for PET polymers including: Voridian Aqua polymer for the water bottle market, Heatwave polymer for hotfill markets, Versatray polymer for the dual ovenable tray market and Vitiva polymer for ultraviolet light sensitive applications.

•	Customers and Markets

The largest 54 customers within the Polymers segment accounted for more than 80 percent of the segment’s total sales revenue in 2005. These customers are primarily PET container suppliers to large volume beverage markets such as carbonated soft drinks, water, and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids, and household products. In 2005, the worldwide market for PET, including containers, film and sheet, was approximately 11 million metric tons. Demand for PET has grown briskly over the past several years, driven by its popularity as a substitute for glass and aluminum. PET has already made significant inroads in soft drink and water bottles, and producers are currently targeting markets such as hot-fill soups and sauces and containers for beer. Industry analysts report that PET consumption grew worldwide from 1.0 million metric tons in 1989 to approximately 11 million metric tons in 2005, a compound annual growth rate of 15 percent. Global demand for PET is expected to grow approximately 6-8 percent annually over the next several years.

In the LDPE product line, Voridian is a significant producer of materials used in extrusion coating applications and is one of only two North American producers of acrylate copolymers. In the LLDPE market, Voridian employs its proprietary Energx technology to produce products that compete in higher strength film and packaging markets.

•	Competition

Major competitors for the Polymers segment include DAK Americas, Equipolymers, Far Eastern Textiles Ltd., Invista, M&G, Nan Ya Plastics Corporation, Reliance Industries Ltd., Wellman Inc., Dow Chemical Company, ExxonMobil Corporation, Equistar Chemical Company, Nova Chemicals Corporation, Westlake Chemical Corporation, and Huntsman Corporation.

➢	PET
The strong growth in demand for PET, coupled with ease of access to conventional manufacturing technology, has resulted in the presence of over 100 significant resin producers in this market in 2005, up from fewer than 20 in 1995. The Polymers segment is a global competitor with manufacturing sites in North America, Latin America and Western Europe, as well as the aforementioned contract manufacturing arrangements in Asia. The level of competition, however, varies by region. Competition is primarily on the basis of price with product performance, quality, service, and reliability also being requirements for participation.

Industry pricing is strongly affected by raw material costs and capacity utilization. PET global supply has exceeded demand since 1997 as a result of capacity being introduced into the market at a rate exceeding that of demand growth. While the demand for PET continues to increase steadily, excess capacity, primarily in Asia, remains. Excess Asian capacity is expected to continue to have an adverse impact on PET pricing worldwide.

➢	PE
The Polymers segment is a niche polyethylene producer due to its size and ability to target specific markets. Competitive advantage in these markets is achieved through operating efficiencies and new product offerings. Some polyethylene producers are substantially larger than the Polymers segment, and have greater market presence and resources devoted to polyethylene. This may allow them, or other competitors, to price competing products at lower levels, or devote substantial resources to product development.

FIBERS SEGMENT

•	Overview

The Fibers segment manufactures Estron acetate tow and Estrobond triacetin plasticizers, which are used primarily in cigarette filters; Estron natural and Chromspun solution dyed acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers. The Fibers segment is one of the world’s two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began producing the product in the early 1950s. The Fibers segment is the world’s largest producer of acetate yarn. In 2005, the Fibers segment had sales revenue of approximately $869 million, which represented 12 percent of the Company’s total sales and 26 percent of Voridian’s total sales.

The Fibers segment’s long history and experience in the fibers markets are reflected in its operating expertise, both within the Company and in support of its customers’ processes. The Fibers segment’s expertise in internal operating processes allows it to achieve a consistently high level of product quality, a differentiating factor in the industry. Further, the segment’s fully integrated facilities from coal-based acetyl raw materials through acetate tow and yarn allow a reduction in dependence on petrochemicals from third parties. Also, the Fibers segment employs the only continuous flake manufacturing process that can use multiple sources of pulp as raw material. As a result, the segment has qualified all major, high purity, pulp suppliers that make pulp suitable for acetate fibers. The Fibers segment is confident that it has one of the most secure pulp supply positions despite the continuing consolidation of the pulp industry. The Fibers' segment management believes that all of these factors combine to make it a leader in performance, reliability of supply, and cost position.

The Fibers segment's high-quality products, technical expertise, and superior customer service are its key competitive strengths. The Fibers segment’s industry knowledge and knowledge of customers’ processes allow it to assist its customers in maximizing their processing efficiencies, promoting repeat sales and mutually beneficial, long-term customer relationships. The segment’s scale, strong customer base, long-standing customer relationships, and expert technical service contribute to its market-leading position. The Fibers segment's goal is to build on these strengths to improve its strategic position.

•	Products

Voridian’s main products in the Fibers segment are acetate tow, acetate yarn, and acetyl chemical products.

➢	Acetate Tow
The Fibers segment manufactures acetate tow according to customer specifications for use in the manufacture of cigarette filters. World-wide demand for acetate tow is expected to increase by approximately 3 percent per year through 2010.

➢	Acetate Yarn
The Fibers segment is the market leader producing both Estron and Chromspun acetate yarns. These products are used in fabrics for apparel, home furnishings, and industrial applications. The Fibers segment's acetate yarns have excellent textile mill processability that provide high textile mill efficiency. From a retail customer’s perspective, garments containing acetate yarns have rich colors, silky feel, supple drape, breathability, and comfort. Chromspun acetate yarn is available in more than 20 colors.

➢	Acetyl Chemical Products
Acetyl chemicals products sold primarily to other acetate fiber producers include acetate flake, acetylation-grade acetic acid, and acetic anhydride. In addition, The Fibers segment manufactures triacetin plasticizers for use by cigarette manufacturers as a bonding agent in cigarette filters.

•	Strategy

Voridian’s strategy in the Fibers segment is as follows:

➢	Position for Growth
In the Fibers segment, Voridian focuses on high quality products, excellent customer service, operational efficiencies, and potential alliances to take advantage of global market growth.

The Company is considering the expansion of its acetate tow capacity in Europe with a target date of 2008. The expansion site would be located in a European Union ("EU") country to better serve existing customers in Western Europe and the growing demand from Eastern Europe. Due to the recent addition of 10 countries, the EU now includes many member countries in Eastern Europe where the demand for filter tow is growing. The acetate flake raw material for the capacity expansion would be sourced from existing flake capacity in Kingsport, Tennessee.

The Company is also considering the construction of a new 25-30 KMT per year acetate tow plant in Asia, a major growth region, with a target date of 2009. This capacity would be approximately 5 percent of current global capacity and would be expected to be rapidly utilized due to its location in a major growth region. The Company would likely supply acetate flake raw material for this expansion from its Kingsport site.

The Fibers segment is increasing acetate yarn capacity by approximately 5 percent with this expansion to be on-stream by mid 2006.

➢	Continue to Capitalize on Expertise
The Fibers segment emphasizes incremental product and process improvements to continue to meet customers’ evolving needs and to maximize efficiencies in the supply chain through collaborative planning. The Fibers segment intends further to focus on refining its processes to lower manufacturing costs and provide additional product quality and operations improvements.

➢	Maintain Cost-Effective Operations and Consistent Cash Flows
The Fibers segment expects to continue to operate in a cost effective manner, capitalizing on its scale and vertical integration, and intends to make further productivity and efficiency improvements through continued investments in research and development. The Company plans to reinvest in the Fibers business to continue to improve product performance and productivity in order to generate consistently strong earnings and cash flows.

•	Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 190 companies, primarily those involved in the production of cigarettes and in the textiles industry. The largest 20 customers within the Fibers segment include multinational as well as regional cigarette producers, textile industry fabric manufacturers and acetate fiber producers. These largest customers accounted for greater than 80 percent of the segment’s total sales revenue in 2005.

The Fibers segment engages in collaborative planning with its customers to maximize supply chain management. These customer-focused efforts, combined with Fibers' long history and product quality reputation, have resulted in many long-term customer relationships, a key competitive advantage.

The Fibers segment is well known for its expert technical service, which provides its customers with regular reviews of their processes and provides process training to some of its customers' employees to assist them in the efficient use of Fibers’ products.

•	Competition

Competitors in the fibers market for acetate tow include one global competitor, Celanese Corporation; three multi-regional competitors; and two regional companies. For acetate yarn, major competitors include two companies that target multi-regional markets and several regional players.

In the acetate tow market, two major competitors have joint venture capacity in China, and one of these competitors completed an expansion of its joint venture facilities in 2005. Another competitor has announced plans for expanding capacity to be completed in 2006. Increased local production in China may diminish access to this market by Eastman and other competitors over time. However, current global capacity utilization rates are expected to remain high given the world-wide growth rate in demand and the industry structure changes that occurred in 2005 when a major competitor closed a North American acetate tow production facility.

In 2005, a major competitor exited the acetate filament yarn market. As a direct result, the Company became the world leader in acetate yarn production, the only acetate yarn producer vertically integrated in acetate flake production, and the only acetate yarn producer in North America. The yarn market tightened significantly as the competitor's yarn inventory was consumed in the world marketplace, and world prices for acetate yarn increased to profitable levels during late 2005. The Fibers segment is well positioned to serve this market due to an in depth knowledge of end use markets; careful selection of a balanced portfolio of markets, customers, and products; and a highly integrated, large scale manufacturing operation.

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

Intellectual Property and Trademarks

The Company believes that significant advantages can be obtained through its continued focus on branding its products and, for this reason, considers its Voridian Division-related intellectual property portfolio to be a valuable corporate asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, licenses, copyrights, and trade secrets. The Company expects to expand its portfolio of technologies licensed to other companies in the future. To date, the Company has selectively licensed a limited portfolio of patented polyester intermediates and polyethylene technologies. Voridian Division’s intellectual property portfolio is an important asset. However, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Voridian Division cannot assure that it will be able to adequately protect its intellectual property assets.

Research and Development

➢	Polymers Segment
Voridian directs its research and development programs for the Polymers segment toward three key objectives:

•	Lowering manufacturing costs through process technology innovations and process improvement efforts;

•
Developing new products and services in PET polymers that both meet customers' fitness for use requirements and are protective of the environment through applications research and customer feedback; and

•	Enhancing product quality by improvement in manufacturing technology and processes.

Voridian’s research and development efforts in the Polymers segment have resulted in significant improvements in manufacturing process efficiencies and are continuing to yield sustainable competitive advantage. In 2004, over two years of significant, concentrated research and development efforts resulted in the announcement of IntegRex technology, a breakthrough innovation in the integrated manufacturing of paraxylene to PET resin, specifically designed for packaging applications. In 2005, research and development efforts further enhanced IntegRex technology in parallel with commencement of construction of the first IntegRex manufacturing facility in Columbia, South Carolina. In September 2005, the Company announced it was evaluating a second world-class facility in North America utilizing these further refinements to IntegRex technology.

➢	Fibers Segment
Research and development efforts for the Fibers segment are primarily focused on incremental process and product improvements, as well as cost reduction, with the objectives of increasing sales and reducing costs. Recent achievements have included fiber product advancements that allow improved processability on customers’ equipment and improved packaging design. The Fibers segment also engages in research to assist acetate tow customers in the cigarette industry in the effective use of Voridian products and in the customers’ own filter product development efforts.

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment

The DB segment includes new businesses that leverage the Company’s technology expertise, intellectual property, and know-how into business models that extend to new customers and markets, and is an extension of the corporate research and development function. The DB segment expands on the Company’s core business of chemicals, plastics, and fibers manufacturing to develop growth platforms that allow it to take advantage of its technological capabilities and operational skills. It uses a disciplined stage gating process in evaluating projects to weigh expected returns against investment levels at various stages of development. Those that meet the initial requirements go on to the next stage where a cross-functional team of experts from marketing, technology, business, and finance determine if there is a compelling business plan and a viable means for capturing value from it.

The segment includes early stage businesses, including Eastman’s Gasification Services and Centrus Corporation ("Centrus"), a food safety diagnostics business, which was sold in February 2006. The business operations of the Company's logistics subsidiary, Cendian Corporation ("Cendian"), were discontinued during 2005, and the logistics services being performed for Eastman by Cendian were fully integrated back into Eastman in April 2005.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sources and Availability of Raw Materials and Energy

Eastman purchases a substantial portion, estimated to be approximately 75 percent, of its key raw materials and energy through long-term contracts, generally of three to five years initial duration with renewal or cancellation options for each party. Most of those agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, although derivative financial instruments, valued at quoted market prices, have been utilized to mitigate the impact of short-term market price fluctuations. Key raw materials and purchased energy include propane, ethane, paraxylene, ethylene glycol, PTA, natural gas, coal, cellulose, methanol, electricity, and a wide variety of precursors for specialty organic chemicals. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of the supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans that would minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities. Eastman’s operations or products have in the past and may in the future, at times, be adversely affected by these factors. The Company’s cost of raw materials and energy as a percent of total cost of operations was estimated to be approximately 65 percent for 2005, compared with 55 percent in 2004 and 50 percent in 2003.

Capital Expenditures

Capital expenditures were $343 million, $248 million, and $230 million for 2005, 2004 and 2003, respectively. The Company expects that 2006 capital spending will be up to $450 million which will exceed estimated 2006 depreciation and amortization of approximately $300 million as it funds targeted growth efforts.

Employees

Eastman employs approximately 12,000 men and women worldwide. Approximately 6 percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 60 percent of the Company's 2005 sales revenue.

Intellectual Property and Trademarks

While the Company’s intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns over 900 active United States patents and more than 900 active foreign patents, expiring at various times over several years, and also owns over 3,000 active worldwide trademarks. The Company’s intellectual property relates to a wide variety of products and processes. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot assure that it will be able to adequately protect its intellectual property assets.

Research and Development

For 2005, 2004 and 2003, Eastman’s research and development expenses totaled $162 million, $154 million and $173 million, respectively. Research and development expenses are expected to increase slightly in 2006 as the Company will continue to increase its technology efforts associated with new products and process technologies.

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

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated. In some instances, the amount cannot be reasonably estimated due to insufficient data, particularly in the nature and timing of the future performance. In these cases, the liability is monitored until such time that sufficient data exists. With respect to a contaminated site, the amount accrued reflects the Company’s assumptions about remedial requirements at the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher or lower costs.

The Company's cash expenditures related to environmental protection and improvement were estimated to be approximately $198 million, $184 million and $187 million in 2005, 2004 and 2003, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters pertaining to health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 1 and 12 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

Backlog

On January 1, 2006, Eastman’s backlog of firm sales orders was estimated to be approximately $295 million compared with approximately $306 million at January 1, 2005.  All orders are expected to be filled in 2006. The Company manages its inventory levels to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Financial Information About Geographic Areas

For information about revenues and long-lived assets based on geographic areas, see Note 21 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

Available Information - SEC Filings and Corporate Governance Materials

The Company makes available free of charge, through the “Investors - SEC Filings” section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the “SEC”). Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Eastman Chemical Company, that electronically file with the SEC at http://www.sec.gov.

The Company also makes available free of charge, through the “Investors - Corporate Governance” section of its internet website (www.eastman.com), the Corporate Governance Guidelines of its Board of Directors, the charters of each of the committees of the board, and codes of ethics and business conduct for directors, officers and employees. Such materials are also available in print upon the written request of any stockholder to Eastman Chemical Company, P.O. Box 431, Kingsport, Tennessee 37662-5280, Attention: Investor Relations.

Shareholder Information

Corporate Offices Address: See Cover Page to this Form 10-K
Telephone: 877-EMN-INFO (877-366-4636)
Corporate Website: www.eastman.com

Annual Meeting:
Toy F. Reid Employee Center
Kingsport, Tennessee
Thursday, May 4, 2006
11:30 a.m. (ET)

Stock Exchange Listing:
Eastman Chemical Company common stock is listed and traded on the New York Stock Exchange under the ticker symbol "EMN." Most newspaper tables list the Company's stock as "EmanChem."

Stock Transfer Agent and Registrar:
Inquiries and changes to stockholder accounts should be directed to our transfer agent:
American Stock Transfer & Trust Company
59 Maiden Lane
New York, NY 10038
In the United States: 800-937-5449
Outside the United States: (1) 212-936-5100 or (1) 718-921-8200
Website: //www.amstock.com

New York Stock Exchange and Securities and Exchange Commission Certifications

In 2005, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Eastman Chemical Company of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the year ended December 31, 2005, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

ITEM 1A. RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Factors of this 2005 Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

J. Brian Ferguson, age 51, is Chairman of the Board and Chief Executive Officer. Mr. Ferguson joined the Company in 1977. He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1996, was named President, Eastman Chemical Asia Pacific in 1998, became President, Polymers Group in 1999, became President, Chemicals Group in 2001, and was elected to his current position in 2002.

James P. Rogers, age 54, was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003. Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002, was also appointed Chief Operations Officer of Eastman Division. Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation (“GAF”). He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Allan R. Rothwell, age 58, is Executive Vice President of the Company and President of Voridian Division and has announced his retirement effective April 1, 2006. Mr. Rothwell joined the Company in 1969, became Vice President and General Manager, Container Plastics Business Organization in 1994, and was appointed Vice President, Corporate Development and Strategy in 1997. He was named Senior Vice President and Chief Financial Officer in 1998, became President, Chemicals Group in 1999, became President, Polymers Group in 2001, and was appointed to his current position in 2002.

Theresa K. Lee, age 53, is Senior Vice President, Chief Legal Officer and Corporate Secretary. Ms. Lee joined Eastman as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997. She became Vice President, General Counsel, and Secretary of Eastman in 2000 and was appointed to her current position in 2002.

Richard A. Lorraine, age 60, joined Eastman in November 2003 as Senior Vice President and Chief Financial Officer. Mr. Lorraine served as Executive Vice President and Chief Financial Officer of Occidental Chemical Corporation from 1995 until 2003, and at ITT Automotive Group as President of the Aftermarket Group from 1990 to 1995 and Vice President and Chief Financial Officer from 1985 to 1990. Mr. Lorraine started his career with Westinghouse Electric Corporation, where he held various financial positions.

Gregory O. Nelson, age 54, is Senior Vice President and Chief Technology Officer. Dr. Nelson joined Eastman in 1982 as a research chemist and held a number of positions in the research and development organization. He became Director, Polymers Research Division in 1995 and was named Vice President, Polymers Technology in 1997. He was appointed to his present position in 2001 and named Senior Vice President in 2002.

Norris P. Sneed, age 50, is Senior Vice President, Human Resources, Communications and Public Affairs. Mr. Sneed joined the Company in 1979 as a chemical engineer. In 1989, he was assigned to Eastman’s Arkansas Operations where he was superintendent for different manufacturing and new business development departments. In 1997, he served as assistant to the CEO. He was named managing director for Eastman’s Argentina operations in 1999, Vice President of Organization Effectiveness in the Human Resources, Communications and Public Affairs organization in 2001, and was appointed to his current position in June 2003.

Curtis E. Espeland, age 41, is Vice President and Chief Accounting Officer of the Company. Mr. Espeland joined Eastman in 1996. At Eastman, Mr. Espeland has served as Director of Internal Auditing and Director of Financial Services, Asia Pacific, was named Assistant Controller of the Company and Controller of the Company in 2002, and was appointed to his current position in May 2005. Prior to joining Eastman, he was an audit and business advisory manager with Arthur Andersen LLP.

On March 6, 2006, the Company announced a realignment of its organizational structure and related senior management assignments effective April 1, 2006. For additional information, see Part I, Item 1 of this 2005 Annual Report on Form 10-K. James P. Rogers will be President, Chemicals and Fibers Group, which includes additional responsibilities from his current position as Executive Vice President and includes chemicals and fibers marketing development and innovation. Mr. Rogers will also have corporate responsibility for the supply chain, worldwide manufacturing support, and the management of the regions outside the United States. Gregory O. Nelson will be Executive Vice President, Polyesters Group, which includes polyesters marketing development and innovation. Ronald C. Lindsay, age 47, has been appointed Executive Vice President and Chief Technology Officer replacing Gregory O. Nelson in that position. Mr. Lindsay is currently Vice President and General Manager of the Company's PCI segment. Mr. Lindsay joined Eastman in 1980 as a chemical engineer and held a number of positions within the manufacturing and development organizations. He became Director, Manufacturing PCI segment in 2001 and Director, PCI segment business projects in 2002. He became Vice President and General Manager of Intermediates business organization in 2003 and was named to his current position in 2005.

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2005, Eastman operated 17 manufacturing sites in 10 countries. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all of the properties are owned. The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	CASPI	PCI	SP	Polymers	Fibers

USA Batesville, Arkansas	x	x
Jefferson, Pennsylvania	x
Columbia, South Carolina			x	x
Kingsport, Tennessee	x	x	x	x	x
Longview, Texas	x	x		x
Franklin, Virginia*	x
Europe
Workington, England				x	x
Middelburg, the Netherlands	x
Rotterdam, the Netherlands**				x
San Roque, Spain		x	x	x
Llangefni, Wales		x
Asia Pacific
Kuantan, Malaysia**			x
Jurong Island, Singapore**	x	x
Zibo City, China***	x	x
Latin America Zarate, Argentina				x
Cosoleacaque, Mexico				x
Uruapan, Mexico	x

* indicates a location that Eastman leases from a third party.
** indicates a location that Eastman leases from a third party under a long-term ground lease.
*** Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

In addition, Eastman has a 50 percent interest in Primester, a joint venture that manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant. The production of cellulose acetate is an intermediate step in the manufacture of acetate tow and other cellulose acetate based products. The Company also has a 50 percent interest in a manufacturing facility in Nanjing, China. The Nanjing facility produces Eastotac hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. Eastotac hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications.

Eastman has distribution facilities at all of its plant sites. In addition, the Company owns or leases over 100 stand-alone distribution facilities in the United States and 17 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Miami, Florida; Capelle aan den Ijsel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; Shanghai, China and Singapore. Customer service centers are located in Kingsport, Tennessee; Rotterdam, the Netherlands; Miami, Florida; Orange, California and Singapore.

A summary of properties, classified by type, is contained in Note 3 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10K.

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

Sorbates Litigation

Two civil cases relating to sorbates remain. The first is a case filed by a multi-state class of indirect purchasers seeking claimed damages, whose claims have been dismissed by Tennessee's trial court and that state's court of appeals. The Tennessee Supreme Court affirmed the dismissal of the plaintiffs' claims, and subsequently the trial court denied a motion to amend the complaint, ruling the case over. The Company believes that an appeal of this determination is likely. The second is a case filed by New York's attorney general, also seeking claimed damages. The trial court has dismissed New York's claims, and the plaintiffs have filed a notice of appeal. Briefing on the state's appeal is not yet underway.

Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases have been dismissed or settled without a material effect on Eastman’s financial condition, results of operations, or cash flows.

In recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously the approximately1500 pending claims or to settle them on acceptable terms.

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

Middelburg (Netherlands) Environmental Proceeding

In June 2005, Eastman Chemical Middelburg, B.V., a wholly owned subsidiary of the Company, (the "Subsidiary") received a summons from the Middelburg (Netherlands) District Court Office to appear before the economic magistrate of that District and respond to allegations that the Subsidiary's manufacturing facility in Middelburg has exceeded certain conditions in the permit that allows the facility to discharge wastewater into the municipal wastewater treatment system. The summons proposed penalties in excess of $100,000 (USD) as a result of the alleged violations. A hearing in this matter took place on July 28, 2005, at which time the magistrate bifurcated the proceeding into two phases: a compliance phase and an economic benefit phase. With respect to the compliance phase, the magistrate levied a fine of less than $100,000. With respect to the economic benefit phase, where the prosecutor's proposed penalty in excess of $100,000 remains pending, the magistrate instructed the parties to submit their respective positions in writing for his review and deliberation. In accordance with the schedule imposed by the magistrate, the Subsidiary submitted its initial written position on September 30, 2005. The prosecution submitted its initial written position on December 23, 2005. The Subsidiary intends to vigorously contest this matter, including the assessment of an economic benefit penalty, but given the early stage of the proceeding, the ultimate outcome cannot presently be determined. This disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company's common stock is traded on the NYSE under the symbol EMN. The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2004 and 2005.

		High	Low	Cash Dividends Declared
2004	First Quarter	$43.70	$38.00	$0.44
	Second Quarter	46.97	41.90	0.44
	Third Quarter	47.77	42.19	0.44
	Fourth Quarter	58.17	44.86	0.44
2005	First Quarter	$61.80	$50.40	$0.44
	Second Quarter	60.80	47.40	0.44
	Third Quarter	58.38	44.10	0.44
	Fourth Quarter	50.77	45.34	0.44

As of December 31, 2005, there were 81,637,985 shares of the Company's common stock issued and outstanding, which shares were held by 31,657 stockholders of record. These shares include 106,771 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2006. Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision to be made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

See Part III — Item 12 —“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans” of this 2005 Annual Report on Form 10-K for the Information required by Item 201(d) of Regulation S-K.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in Millions) that May Yet Be Purchased Under the Plans or Programs (3)
October 1- 31, 2005	3,482	$47.05	0	$288
November 1-30, 2005	25,178	$54.98	0	$288
December 1-31, 2005	1,126	$51.71	0	$288
Total	29,786		0

(1) Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock and shares surrendered by employees as payment to the Company of the purchase price for shares of common stock under the terms of previously granted stock options. Shares are not part of any Company repurchase plan.
(2)  Average price paid per share reflects the weighted average of the closing price of Eastman common stock on the business days the shares were surrendered by the employee stockholder.
(3)  The Company was authorized by the Board of Directors on February 4, 1999 on to repurchase up to $400 million of its common stock. Common share repurchases under this authorization in 1999, 2000 and 2001 were $51 million, $57 million and $4 million, respectively. The Company has not repurchased any common shares under this authorization after 2001. For additional information see Note 14 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operating Data

(Dollars in millions, except per share amounts)	2005	2004	2003	2002	2001

Sales	$7,059	$6,580	$5,800	$5,320	$5,390
Operating earnings (loss)	757	175	(267)	208	(120)
Earnings (loss) before cumulative effect of change in accounting principles	557	170	(273)	79	(175)
Cumulative effect of change in
accounting principles, net	--	--	3	(18)	--
Net earnings (loss)	557	170	(270)	61	(175)

Basic
Earnings (loss) per share before
cumulative effect of change in
accounting principles	$6.90	$2.20	$(3.54)	$1.02	$(2.28)
Cumulative effect of change in
accounting principles, net	--	--	0.04	(0.23)	--
Net earnings (loss) per share	$6.90	$2.20	$(3.50)	$0.79	$(2.28)

Diluted
Earnings (loss) per share before
cumulative effect of change in
accounting principles	$6.81	$2.18	$(3.54)	$1.02	$(2.28)
Cumulative effect of change in
accounting principles, net	--	--	0.04	(0.23)	--
Net earnings (loss) per share	$6.81	$2.18	$(3.50)	$0.79	$(2.28)

Statement of Financial Position Data

Current assets	$1,924	$1,768	$2,010	$1,547	$1,464
Net properties	3,162	3,192	3,419	3,753	3,627
Total assets	5,773	5,839	6,244	6,287	6,092
Current liabilities	1,051	1,099	1,477	1,247	960
Long-term borrowings	1,621	2,061	2,089	2,054	2,143
Total liabilities	4,161	4,655	5,201	5,016	4,710
Total stockholders’ equity	1,612	1,184	1,043	1,271	1,382
Dividends declared per share	1.76	1.76	1.76	1.76	1.76

In 2002, the Company adopted the non-amortization provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142. As a result of the adoption of SFAS No. 142, results for the years after 2001 do not include certain amounts of amortization of goodwill and indefinite-lived intangible assets that are included in prior years’ financial results. If the non-amortization provisions of SFAS No. 142 had been applied in the prior years, the Company would not have recognized amortization expense of $18 million in 2001.

Effective January 1, 2003, the Company’s method of accounting for environmental closure and postclosure costs changed as a result of the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” If the provisions of SFAS No. 143 had been in effect in prior years, the impact on the Company’s financial results would have been immaterial. For additional information see Note 24 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment. For more information regarding the impact of this divestiture on financial results, refer to the CASPI segment discussion of Part II, Item 7 - "Management Discussion and Analysis" section of this Annual Report on Form 10-K.

In second quarter 2005, the Company completed the sale of its equity investment in Genencor International, Inc. ("Genencor"). For more information, refer to Note 5 of the Company's consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term bonds. For more information, refer to Note 8 of Part II, Item 8 - "Financial Statements and Supplementary Data" of this 2005 Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States, and should be read in conjunction with the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results or earnings per share is low. However, if one of the Company’s key customers were to file for bankruptcy, or otherwise be unable to make its required payments, or there was a significant continued slow down in the economy, the Company could be forced to increase its allowances. This could result in a material charge to earnings. For trade receivables of $595 million and $690 million at December 31, 2005 and 2004, respectively, the Company’s allowances were $20 million and $15 million, respectively.

Impaired Assets

The Company evaluates the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse change in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

The provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The carrying value of goodwill and indefinite lived intangibles is considered impaired when their fair value, as established by appraisal or based on undiscounted future cash flows of certain related products, is less than their carrying value. The Company conducts its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As the Company’s assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings. The Company recorded fixed (tangible) asset impairments of $9 million and definite-lived intangible asset impairments of $3 million during 2005. The Company recorded fixed (tangible) asset impairments of $134 million, definite-lived intangible asset impairments of $5 million, and indefinite lived intangible asset impairments of $1 million during 2004. The Company recorded fixed (tangible) asset impairments of $291 million, definite-lived intangible asset impairments of $128 million, indefinite lived intangible asset impairments of $47 million, and goodwill impairments of $34 million during 2003.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $21 million to the maximum of $42 million at December 31, 2005.

In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations,” the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets, as defined in SFAS No. 143, include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements. These future expenses are charged into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to 50 years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, expenses to be charged into earnings could increase or decrease.

The Company’s reserve for environmental contingencies was $51 million and $56 million at December 31, 2005 and 2004, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the best estimate of the amount accrued to date over the regulated assets' estimated useful lives.

United States Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets. At December 31, 2005, the Company assumed a discount rate of 5.62 percent and an expected return on assets of 9 percent. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the sensitivity to a change in the expected return on assets and assumed discount rate for U.S. pension plans and other postretirement welfare plans:

Change in Assumption	Impact on 2006 Pre-tax U.S. Benefits Expense	Impact on December 31, 2005 Projected Benefit Obligation for U.S. Pension Plans	Impact on December 31, 2005 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$6 Million	+$52 Million	+$23 Million

25 basis point increase in discount rate	-$6 Million	-$47 Million	-$23 Million

25 basis point decrease in expected return on assets	+$2 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$2 Million	No Impact	N/A

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other post-employment benefit obligations are established each December 31. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equities markets. The assumed discount rate is based upon a portfolio of approximately 570 grade Aa corporate bonds, which are used to develop a yield curve. This yield curve is applied to the expected durations of the pension and post-employment benefit obligations. If actual experience differs from these assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time, which may cause the expense related to providing these benefits to increase or decrease. The charges applied to earnings in 2005, 2004, and 2003 due to the amortization of these unrecognized actuarial losses, largely due to actual experience versus assumptions of discount rates, were $56 million, $44 million, and $32 million, respectively. The actual return on assets has exceeded the expected return for the last 3 years and a 1 percent increase or decrease in the health care trend would have had no material impact.

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate will impact the cash contributions to be made to the pension plans during 2006. However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders’ equity, as of December 31, 2006 for the impact on the pension’s projected benefit obligation of the change in interest rates, if any. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors. For further information regarding pension and other post-employment obligations, see Note 10 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

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

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position. As of December 31, 2005, a valuation allowance of $197 million has been provided against the deferred tax assets.

2005 OVERVIEW

Sales revenue of $7.1 billion for full year 2005 was the highest in the Company's history and a 7 percent increase over 2004. Operating earnings were $757 million in 2005, a $582 million increase from 2004 and the best since 1995. These results reflect the Company's successful implementation of a turnaround strategy to improve profitability which included extensive restructuring, divestitures, and consolidation within the Company, improved pricing strategies and processes and ongoing cost reductions.

The significant increases in sales revenue and operating earnings were primarily driven by increased selling prices throughout the Company in response to increasing raw material and energy costs, and were aided by strong economic growth. Operating earnings were also positively impacted by the successful completion of previously announced restructuring, divestiture and consolidation actions in 2004; a continued focus on more profitable businesses and product lines across the Company's portfolio of businesses, including acetyl, olefins, and polyester stream optimization; and cost reduction efforts. Included in 2005 results were a $171 million pre-tax gain on the sale of the Company's equity investment in Genencor International, Inc. ("Genencor"), a $46 million charge associated with the early repayment of long-term debt, and $33 million in asset impairments and restructuring charges. In the second half of 2005, the Company also mitigated the negative effects of the Gulf Coast hurricanes on raw material costs and availability through pricing strategies, effective inventory management and procurement strategies.

The Company's cash flow from operations for 2005 increased by $270 million compared with 2004 primarily due to the significant increase in earnings. The Company used cash from operations, combined with proceeds from the sale of the Company's investment in Genencor, to reduce net debt (long and short term debt minus cash and cash equivalents) by $636 million. Throughout 2005, the Company maintained financial discipline while improving profitability.

With the successful implementation of the Company's turnaround strategy, as evidenced by the improved operating results and strengthened financial profile, the Company believes that it is positioned for profitable growth. This growth will be focused in markets in which the Company has expertise and deep understanding, and where it can leverage the technological innovation it has built over the past 85 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2005 COMPARED WITH 2004

The Company’s results of operations as presented in the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K are summarized and analyzed below:

(Dollars in millions)	2005	2004	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$7,059	$6,580	7%	(7)%	15%	(1)%	--%

Sales revenue for 2005 increased compared with 2004 primarily due to increased selling prices of approximately $1 billion throughout the Company that more than offset a decrease in volume resulting from divested businesses and product lines in 2004. The increase in selling prices was primarily in response to an increase in raw material and energy costs and the Company’s efforts to improve profitability.

(Dollars in millions)	2005	2004	Change

Gross Profit	$1,404	$978	44%
As a percentage of sales	19.9%	14.9%

Gross profit for 2005 increased compared with 2004 primarily due to the following factors:

•	increased selling prices across all segments, primarily in response to higher raw material and energy costs which increased more than $500 million;
•	a continued focus on more profitable businesses and product lines; and
•	cost reduction programs.

The above items more than offset higher raw material and energy costs primarily attributable to paraxylene, propane, natural gas, coal and ethylene glycol. The Company expects that raw material and energy costs will continue to be volatile during 2006.

(Dollars in millions)	2005	2004	Change

Selling, General and Administrative Expenses ("SG&A")	$454	$450	1%
Research and Development Expenses ("R&D")	162	154	5%
	$616	$604	2%
As a percentage of sales	8.7%	9.2%

SG&A costs for 2005 increased slightly compared with 2004 due primarily to higher incentive compensation resulting from improved Company performance and higher bad debt expense, which more than offset decreases resulting from the previous divestiture of certain businesses and product lines within the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment and the shutdown of operations at Cendian Corporation ("Cendian").

R&D expenses for 2005 increased compared with 2004 primarily due to expenditures on growth initiatives in the Specialty Plastics ("SP") and Developing Businesses ("DB") segments, which more than offset decreases resulting from the previous divestiture of certain businesses and product lines within the CASPI segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Impairments and Restructuring Charges, Net

Impairments and restructuring charges totaled $33 million during 2005, consisting of non-cash asset impairments of $12 million and restructuring charges of $21 million. During 2004, these charges totaled $206 million, consisting of non-cash asset impairments of $140 million and restructuring charges of $66 million. For more information regarding asset impairments and restructuring charges, see Note 16 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

Other Operating Income

Other operating income of $2 million for 2005 included a $2 million gain associated with a change in estimates for contingencies related to the 2004 divestiture of certain businesses and product lines within the CASPI segment. Other operating income of $7 million in 2004 resulted from the sale of Ariel Research Corporation (“Ariel”), formerly part of the DB segment.

Operating Earnings

(Dollars in millions, except per share amounts)	2005	2004		Change

Operating earnings	$757	$175	$	>100%

Operating earnings for 2005 increased $582 million. Key factors in the improved results, aided by strong economic growth, were:

•	increased selling prices throughout the Company of approximately $1 billion in response to increasing raw material and energy costs;
•	lower asset impairment and restructuring charges of $33 million in 2005 compared to $206 million in 2004;
•	completion of previously announced restructuring, divestiture and consolidation actions in 2004;
•	a continued focus on more profitable businesses and product lines across the Company's portfolio of businesses, including acetyl, olefins, and polyester stream optimization; and
•	continued cost reduction efforts.

The above items more than offset an estimated $500 million increase in raw materials and energy costs and $33 million in asset impairments and restructuring charges.

Interest Expense, Net

(Dollars in millions)	2005	2004	Change

Gross interest costs	$118	$126
Less: capitalized interest	5	3
Interest expense	113	123	(9) %
Interest income	13	8
Interest expense, net	$100	$115	(14) %

Lower gross interest costs for 2005 compared to 2004 reflected lower average debt levels primarily due to the early extinguishment of debt in second quarter 2005, partially offset by higher average interest rates.

Higher interest income for 2005 compared to 2004 reflected higher invested cash balances as well as higher average interest rates, resulting in lower net interest expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For 2006, the Company expects net interest expense to decrease compared with 2005 primarily due to lower expected gross interest costs as a result of lower average borrowings, increased capitalized interest and higher interest income.

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

Other (Income) Charges, net

(Dollars in millions)	2005	2004	Change

Other income	$(11)	$(10)	$(1)
Other charges	12	20	(8)
Other (income) charges, net	$1	$10	$(9)

Included in other income are the Company’s portion of earnings from its equity investments (excluding Genencor); gains on the sale of certain technology business venture investments, royalty income and net gains on foreign exchange transactions. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments (excluding Genencor); write-downs to fair value of certain technology business venture investments due to other than temporary declines in value and fees on securitized receivables.

Provision (Benefit) for Income Taxes

(Dollars in millions)	2005	2004	Change

Provision (benefit) for income taxes	$226	$(106)	> 100%
Effective tax rate	29%	N/A

The 2005 effective tax rate was impacted by $13 million of deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves, $14 million of tax benefit resulting from the change in reserves for tax contingencies due to the favorable resolution of prior periods' tax contingencies and a $12 million charge resulting from the repatriation of $321 million of foreign earnings and capital pursuant to provisions of the American Jobs Creation Act of 2004.

The 2004 effective tax rate was impacted by $90 million of deferred tax benefits resulting from the expected utilization of a capital loss resulting from the sale of certain businesses and product lines and related assets in the CASPI segment and $26 million of tax benefit resulting from the favorable resolution of a prior year capital loss refund claim. In addition, the effective tax rate for 2004 was impacted by the treatment of asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions.

The Company expects its effective tax rate in 2006 will be approximately 33 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings

(Dollars in millions, except per share amounts)	2005	2004

Net earnings	$557	$170
Earnings per share
Basic	$6.90	$2.20
Diluted	6.81	2.18

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

For 2005 and 2004, the Company’s divisional structure provided for goods and services to be transferred between the divisions at predetermined prices. Accordingly, the divisional structure resulted in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements.

For additional information and analysis of the results of the Company’s operating segments, see Note 21 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K and Exhibits 99.01 and 99.02 to this Annual Report.

EASTMAN DIVISION

CASPI Segment
		All Product Lines			Continuing Product Lines(1)
			Change			Change
(Dollars in millions)	2005	2004	$	%	2004	$	%

External Sales	$1,299	$1,554	$(255)	(16) %	$1,113	$186	17%
Volume effect			(464)	(30) %		(23)	(2) %
Price effect			192	13%		192	18%
Product mix effect			13	1%		13	1%
Exchange rate effect			4	-- %		4	-- %

Operating earnings	229	67	162	>100%	152	77	51%

Asset impairments and restructuring charges, net	4	81	(77)		9	(5)

Other operating income	2	--	2	>100%	--	3	>100%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The decrease in external sales revenue of $255 million was due to lower sales volume resulting from the aforementioned sale of certain businesses and product lines within the segment. Sales revenue for continuing product lines increased $186 million, with selling prices positively impacting revenues 18 percent, driven by cyclical commodity products.

The increase in operating earnings was the result of increased selling prices that more than offset higher raw material costs; lower asset impairment and restructuring charges; an increased focus on more profitable businesses and product lines, including the aforementioned sale of certain businesses and product lines within the segment; improved gross profit margins, particularly for cyclical commodity product lines; and the impact of cost reduction efforts.

Operating earnings for 2005 and 2004 were reduced by asset impairments and restructuring charges totaling approximately $4 million and $81 million, respectively. These charges are more fully described in Note 16 in the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K. Operating earnings for 2005 included $2 million of other operating income related to a change in estimates for contingencies associated with the aforementioned sale of certain businesses and product lines within the segment.

PCI Segment
			Change
(Dollars in millions)	2005	2004	$	%

External sales	$1,627	$1,347	$280	21%
Volume effect			64	5%
Price effect			244	18%
Product mix effect			(30)	(2) %
Exchange rate effect			2	-- %

Interdivisional sales	665	583	82	14%

Operating earnings	161	16	145	>100%

Asset impairments and restructuring charges, net	11	38	(27)	(71%

The increase in external sales revenue of $280 million was primarily due to higher selling prices which had a positive impact on revenues of $244 million, and higher sales volumes, which had a positive impact on revenues of $64 million. Selling prices and sales volume were higher particularly in the intermediates product lines in response to significant increases in raw material and energy costs, an upturn in the olefins cycle, and improved market conditions in acetyl product lines. The sales volume increase was also attributed to long-term arrangements with key customers and increased production capacity.

The increase in operating earnings of $145 million was primarily due to increases in selling prices and ongoing cost reduction efforts that more than offset higher raw material and energy costs. Operating earnings for 2005 included $10 million of operating earnings from the achievement of certain milestones under an acetyls technology licensing agreement.

Operating earnings for 2005 include $11 million in asset impairments and restructuring charges for previously impaired sites. Operating earnings for 2004 include $38 million in asset impairments related to assets at the Company's Batesville, Arkansas and Longview, Texas facilities, as well as severance charges. The Company continues to identify and implement projects to reduce costs and address the performance of underperforming PCI product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
			Change
(Dollars in millions)	2005	2004	$	%

External sales	$718	$644	$74	12%
Volume effect			(2)	-- %
Price effect			75	12%
Product mix effect			(1)	-- %
Exchange rate effect			2	-- %

Interdivisional sales	48	51	(3)	(6) %

Operating earnings	64	13	51	>100%

Asset impairments and restructuring charges, net	--	53	(53)	-- %

External sales revenue increased $74 million due to higher selling prices, which had a positive impact of $75 million. Despite higher sales volume for copolyester product lines, particularly for consumer and medical goods, overall sales volume declined primarily due to the lower sales volume of acetate used in photographic film.

Operating earnings increased by $51 million compared to 2004 due to lower asset impairments and restructuring charges, higher selling prices, improved product mix, and ongoing cost reduction efforts partially offset by higher raw material and energy costs, and expenditures related to growth initiatives. Operating earnings for 2004 included asset impairments and restructuring charges of $53 million related primarily to the closure of the Hartlepool, United Kingdom manufacturing facility, as well as severance charges.

VORIDIAN DIVISION

Polymers Segment
			Change
(Dollars in millions)	2005	2004	$	%

External sales	$2,519	$2,183	$336	15%
Volume effect			(97)	(5) %
Price effect			424	19%
Product mix effect			(4)	-- %
Exchange rate effect			13	1%

Interdivisional sales	87	69	18	27%

Operating earnings	159	25	134	>100%

Asset impairments and restructuring charges, net	--	13	(13)	-- %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The increase in external sales revenue of $336 million was primarily due to increased selling prices, which had a positive impact of $424 million. The increased selling prices were mainly the result of efforts to offset volatile raw material and energy costs. The lower sales volume was attributed to several factors: the effects of higher and volatile raw material and energy costs in North America due to the Gulf Coast hurricanes, including the impact of lower raw material costs for Asian producers of PET polymers to North America and customers working down inventories; and low PET polymers industry operating rates in Europe and Latin America due to a combination of lower than expected demand and overcapacity in southern and eastern Europe and Asian imports in South America.

Operating earnings increased as higher selling prices and reduced costs attributed to ongoing cost reduction efforts more than offset higher raw material and energy costs, resulting in improved margins, primarily in the polyethylene markets and North American PET markets, prior to the Gulf Coast hurricanes. Operating earnings for 2004 were also reduced by asset impairments and restructuring charges of $13 million related to severance.

In early March, 2005, the Company broke ground on the first commercial scale PET polymers plant based upon Eastman's IntegRex technology. The plant will be a 350,000 metric ton facility and is expected to begin production in fourth quarter 2006. Research and development efforts further enhanced IntegRex technology in parallel with construction of the first IntegRex manufacturing facility. In September 2005, the Company announced it was evaluating a second world-class facility in North America utilizing these further refinements to IntegRex technology.

The Company is evaluating its strategic options related to its non-integrated PET assets outside the U.S.

Fibers Segment
			Change
(Dollars in millions)	2005	2004	$	%

External sales	$869	$731	$138	19%
Volume effect			51	7%
Price effect			76	11%
Product mix effect			10	1%
Exchange rate effect			1	-- %

Interdivisional sales	99	88	11	12%

Operating earnings	207	146	61	42%

External sales revenue increased $138 million due to higher selling prices and increased sales volume. The higher sales volume was attributed to stronger demand for acetate tow, primarily in China, due to higher cigarette production volumes, a trend towards longer cigarette filters and substitution of acetate tow for polypropylene in cigarette filters. Demand for acetate tow in Eastern Europe is increasing due to increased cigarette production volumes. Market share for acetate yarn increased due to the exit of a major competitor from the acetate yarn market.

Operating earnings increased due to higher sales volumes and increased selling prices that more than offset higher raw material and energy costs.

The Company believes the segment has modest growth potential in future years and is evaluating growth options in Europe and Asia.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

DEVELOPING BUSINESSES DIVISION

Developing Businesses Segment
			Change
(Dollars in millions)	2005	2004	$	%

External sales	$27	$121	$(94)	(78) %

Interdivisional sales	61	424	(363)	(86) %

Operating loss	(70)	(86)	16	19%

Asset impairments and restructuring charges, net	18	21	(3)	(14)%

Other operating income	--	7	(7)	-- %

The decrease in external and interdivisional sales revenue was primarily due to the shutdown of Cendian in the first half of 2005, which resulted in the termination of third party contracts and the reintegration of Cendian's logistics functions into the Company, and the divestiture of Ariel in fourth quarter 2004.

Operating results for the segment improved due to the shutdown of Cendian and reintegration of the Company's logistics function. Results included asset impairments and restructuring charges of $18 million, primarily related to Cendian. With the shutdown of Cendian, the DB segment consists of investments in early-stage businesses, which the Company continually evaluates using a disciplined stage-gating process.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION - 2005 COMPARED WITH 2004

Sales Revenue (excluding interdivisional sales)
(Dollars in millions)	2005	2004	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$4,098	$3,723	10%	(5) %	19%	(4) %	-- %
Europe, Middle East, and Africa	1,344	1,467	(8) %	(15) %	5%	1%	1%
Asia Pacific	930	785	18%	4%	12%	2%	-- %
Latin America	687	605	14%	(8) %	20%	1%	1%
	$7,059	$6,580

Sales revenue in the United States and Canada increased primarily due to higher selling prices, particularly for the Polymers, PCI, and CASPI segments, which had a $723 million positive impact on sales revenue. The higher selling prices mostly related to sales of PET polymers, polyethylene, intermediates chemicals, and other cyclical commodity product lines and were primarily in response to increases in raw material and energy costs and high industry-wide capacity utilization. Lower overall sales volumes had a $208 million negative impact on sales revenue and were primarily due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, partially offset by significantly higher sales volumes in the PCI segment. The Cendian shutdown was reflected in product mix which had a $140 million negative impact on sales revenue.

Sales revenue in Europe, the Middle East and Africa decreased primarily due to lower sales volumes, mainly the result of the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, which had a $224 million negative impact on sales revenue. Higher selling prices, particularly for PET polymers, had a $77 million positive impact on sales revenue.

Sales revenue in Asia Pacific increased primarily due to higher overall selling prices across all segments which had a $92 million positive impact on sales revenue. Higher sales volumes, particularly for the Fibers segment, had a $34 million positive impact on sales revenue.

Sales revenue in Latin America increased primarily due to higher selling prices, partially offset by lower sales volume. Higher selling prices, particularly for PET polymers, had a $119 million positive impact on sales revenue. Lower sales volume, particularly for PET polymers and polyethylene, had a $49 million negative impact on sales revenue.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars and euros. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For more information on these practices see Note 9 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K and Part II--Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2004 COMPARED WITH 2003

(Dollars in millions)	2004	2003	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$6,580	$5,800	13%	4%	6%	1%	2%

Sales revenue increased for 2004 compared with 2003 primarily due to increased selling prices, particularly for the Polymers and the PCI segments, increased sales volumes, and favorable foreign currency exchange rates, of approximately $363 million, $243 million, and $128 million, respectively. The increase in selling prices was primarily in response to an increase in raw material and energy costs and the Company’s efforts to improve profitability.

(Dollars in millions)	2004	2003	Change

Gross Profit	$978	$810	21%
As a percentage of sales	14.9%	14.0%

Gross profit for 2004 increased compared with 2003 primarily due to the following factors:

•	increased selling prices in response to higher raw material costs, particularly in Polymers and PCI, and the Company’s continued efforts to improve profitability;
•
increased volumes, excluding restructured, divested, and consolidated businesses and product lines, across all segments due to strengthening general economic conditions and the substitution of other materials with SP and Polymers products;

•
focus on more profitable product lines, achieved by a variety of actions, including restructuring, divestiture, and consolidation activity, as well as improving product mix, particularly in CASPI, SP, and Fibers; and

•	improved cost structure through restructuring efforts and cost reduction programs.

The above items more than offset higher raw material and energy costs primarily attributable to paraxylene, ethylene glycol, propane, coal, and natural gas.

The Company continued to implement a variety of cost control measures to manage discretionary spending. Of the measures taken, a change in vacation policy favorably impacted 2003 results by approximately $40 million. This change in vacation policy did not have a significant impact on 2004 results.

(Dollars in millions)	2004	2003	Change

Selling, General and Administrative Expenses	$450	$414	9%
Research and Development Expenses	154	173	(11) %
	$604	$587
As a percentage of sales	9.2%	10.1%

The increase in SG&A expenses for 2004 compared with 2003 was primarily due to higher compensation and employee related costs as well as higher professional service fees. Research and development expenses for 2004 were lower compared to 2003 primarily due to reduced labor costs as well as reduced project spending within Voridian Division.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Impairments and Restructuring Charges, Net

Impairments and restructuring charges totaled $206 million during 2004, consisting of non-cash asset impairments of $140 million and restructuring charges of $66 million. These charges totaled $523 million during 2003, consisting of non-cash asset impairments of $500 million and restructuring charges of $23 million. Effective January 1, 2004, certain commodity product lines were transferred from the PCI segment to the CASPI segment, which resulted in the reclassification of asset impairment and severance charges of approximately $42 million for 2003. For more information regarding asset impairments and restructuring charges, see Note 16 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

Other Operating Income

(Dollars in millions)	2004	2003	Change

Other operating income	$(7)	$(33)	$26

Other operating income for 2004 totaled approximately $7 million from the gain on sale of Ariel in the fourth quarter, reflected in the DB segment.

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

Operating Earnings (Loss)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The above items more than offset an estimated $600 million increase in raw materials and energy costs.

Other operating income of $7 million in 2004 resulted from the sale of Ariel, formerly part of the Company’s DB segment. Other operating income in 2003 included a $20 million gain from the sale of the Company’s high-performance crystalline plastics assets, which were formerly a part of the SP segment, and a gain of $13 million from the sale of the Company’s colorant product lines and related assets, which were formerly part of the CASPI segment.

Operating results for 2003 were impacted by a reduction in costs of approximately $40 million as a result of the previously discussed change in vacation policy. This policy was part of cost reduction measures implemented by the Company in the first quarter 2003. This change in policy impacted 2003 only. Also positively impacting 2003 results was a gain of approximately $14 million recorded as a credit to cost of sales on the earnings statement from the insurance settlement related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities.

Other (Income) Charges, net

(Dollars in millions)	2004	2003	Change
Other income	$(10)	$(18)	$8
Other charges	20	18	2
Other (income) charges, net	$10	$--	$10

Included in other income are the Company’s portion of earnings from its equity investments (excluding Genencor), gains on the sale of certain technology business venture investments, royalty income, and net gains on foreign exchange transactions. For both periods presented, included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments (excluding Genencor), write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, and fees on securitized receivables.

Provision (Benefit) for Income Taxes

(Dollars in millions)	2004	2003	Change

Provision (benefit) for income taxes	$(106)	$(108)	(2.0) %
Effective tax rate	N/A	28%

The 2004 effective tax rate was impacted by $90 million of deferred tax benefits resulting from the expected utilization of a capital loss resulting from the sale of certain businesses and product lines and related assets in the CASPI segment and $26 million of tax benefit resulting from the favorable resolution of a prior year capital loss refund claim. In addition, the effective tax rates for both 2004 and 2003 were impacted by the treatment of asset impairments and restructuring charges resulting in lower expected tax benefits in certain jurisdictions. The 2003 effective tax rate was also impacted by non-deductible goodwill impairments. Both rates are impacted by the impact of foreign rate variances and extraterritorial income exclusion benefits on normal taxable earnings. In both years, the Company recorded benefits from the extraterritorial income exclusion.

Cumulative Effect of Changes in Accounting Principles, Net

(Dollars in millions)	2004	2003

Cumulative effect of change in accounting principles, net	$--	$3

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SFAS No. 143

As required by SFAS No. 143, “Accounting for Asset Retirement Obligations,” at January 1, 2003, the Company recognized existing asset retirement obligations adjusted for cumulative accretion to the date of adoption, asset retirement costs capitalized as an increase to the carrying amount of the associated long-lived asset and accumulated depreciation on those capitalized costs. As a result of adoption of this standard, the Company recognized an after-tax credit to earnings of $3 million during the first quarter 2003, primarily related to a reduction in certain environmental liabilities. For more information regarding SFAS No. 143, see Note 24 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

Net Earnings (Loss)

(Dollars in millions, except per share amounts)	2004	2003

Net earnings (loss) before cumulative effect of change in accounting principle	$170	$(273)
Net earnings (loss)	170	(270)

Earnings (loss) per share before cumulative effect of change in accounting principle
Basic	$2.20	$(3.54)
Diluted	2.18	(3.54)

Earnings (loss) per share
Basic	$2.20	$(3.50)
Diluted	2.18	(3.50)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

EASTMAN DIVISION

CASPI Segment
			Change
(Dollars in millions)	2004	2003	$	%

Total external sales	$1,554	$1,683	(129)	(8) %
Volume effect			(194)	(11) %
Price effect			41	2%
Product mix effect			(16)	(1) %
Exchange rate effect			40	2%

Sales - restructured, divested, and consolidated product lines (1)	441	719	(278)	(39) %

Sales - continuing product lines	1,113	964	149	15%

Interdivisional Sales	1	--	1	-- %

Total operating earnings (loss)	67	(402)	469	>100%

Operating earnings (loss) - restructured, divested, and consolidated product lines (1) (2)	(85)	(538)	453	84%

Operating earnings - continuing product lines	152	136	16	12%

Total asset impairments and restructuring charges	81	462	(381)

Asset impairments and restructuring charges - restructured, divested, and consolidated product lines (1)	72	457	(385)

Asset impairments and restructuring charges - continuing product lines	9	5	4

Other operating income	--	13	(13)

(1)These businesses and product lines include acrylate ester monomers, composites (unsaturated polyester resins), inks and graphic arts raw materials, liquid resins, powder resins and textile chemicals divested on July 31, 2004 as well as other restructuring, divestiture and consolidation activities that the Company has completed related to these businesses and product lines.

(2)Includes allocated costs consistent with the Company’s historical practices, some of which remain and were reallocated to the remainder of the segment and other segments subsequent to restructure, consolidation and divestiture.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

Operating earnings increased $453 million due to lower asset impairment and restructuring charges of approximately $381 million as well as a continued focus on more profitable businesses and product lines, increased sales volume, and continued cost reduction efforts that were partially offset by higher raw materials and energy costs, especially propane.

PCI Segment
			Change
(Dollars in millions)	2004	2003	$	%

External sales	$1,347	$1,098	$249	23%
Volume effect			133	12%
Price effect			117	11%
Product mix effect			(10)	(1) %
Exchange rate effect			9	1%

Interdivisional sales	583	495	88	18%

Operating earnings	16	(45)	61	>100%

Asset impairments and restructuring charges, net	38	57	(19)

The increase in external sales revenue of $249 million was primarily due to increased sales volume and higher selling prices. The increase in volume had a positive impact on sales revenue of $133 million and was attributable to improved end-market demand as a result of strong economic growth and implementation of long-term supply arrangements with key customers. Additionally, higher selling prices, as a result of significantly increased raw material and energy costs, had a positive impact on sales revenues of $117 million. The increase in interdivisional sales was due to both higher selling prices as a result of higher raw material and energy costs and increased volume.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
			Change
(Dollars in millions)	2004	2003	$	%

External sales	$644	$559	$85	15%
Volume effect			65	12%
Price effect			6	1%
Product mix effect			--	-- %
Exchange rate effect			14	2%

Interdivisional sales	51	49	2	4%

Operating earnings	13	63	(50)	(79) %

Asset impairments and restructuring charges, net	53	1	52

Other operating income	--	20	(20)

The increase in external sales revenue of $85 million for 2004 compared with 2003 was primarily due to higher sales volume attributed to strong market demand for products in both new and existing applications including eyewear, housewares, and cosmetics packaging in North America and Asia Pacific regions. The increase in volume had a positive impact on sales revenue of $65 million.

Operating earnings for 2004 decreased $50 million compared with 2003 primarily due to asset impairments and restructuring charges of $53 million related primarily to the closure of the Hartlepool, United Kingdom manufacturing site as well as severance charges related to the Company’s employee separation programs. Operating earnings in 2003 included a gain of $20 million on the sale of the segment’s high performance crystalline plastics assets. In addition, the operating earnings improved year over year due to increased sales volumes, a continued focus on more profitable businesses and product lines, and continued cost reduction efforts that more than offset higher raw materials and energy costs.

VORIDIAN DIVISION

Polymers Segment
			Change
(Dollars in millions)	2004	2003	$	%

External sales	$2,183	$1,756	$427	24%
Volume effect			156	9%
Price effect			211	12%
Product mix effect			4	-- %
Exchange rate effect			56	3%

Interdivisional sales	69	68	1	1%

Operating earnings	25	62	(37)	(60) %

Asset impairments and restructuring charges, net	13	2	11

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

External sales revenue increased $427 million primarily due to higher selling prices and increased sales volume. Higher selling prices had a positive impact on sales revenue of $211 million, primarily in response to higher raw material and energy costs and improving market conditions in the second half of 2004. The volume increase was mostly a result of continued strong end-market demand for PET polymers and continued substitution for other competitive materials in North America, Latin America, and Europe and had a positive impact on sales revenue of $156 million.

Operating earnings decreased $37 million, including an asset impairment and restructuring charge increase of $11 million. Operating earnings were also impacted by increased selling prices and higher sales volumes that were more than offset by higher raw material and energy costs, particularly for paraxylene and ethylene glycol. Included in the 2003 results is a $14 million gain in 2003 from an insurance settlement related to the 2002 operational disruptions at the Company’s Rotterdam, the Netherlands and Columbia, South Carolina facilities.

Fibers Segment
			Change
(Dollars in millions)	2004	2003	$	%

External sales	$731	$635	$96	15%
Volume effect			83	13%
Price effect			(13)	(2) %
Product mix effect			17	3%
Exchange rate effect			9	1%

Interdivisional sales	88	80	8	10%

Operating earnings	146	125	21	17%

Asset impairments and restructuring charges, net	--	1	(1)

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

DEVELOPING BUSINESSES DIVISION

Fibers Segment
			Change
(Dollars in millions)	2004	2003	$	%

External sales	$121	$69	$52	75%

Interdivisional sales	424	396	28	7%

Operating earnings	(86)	(65)	(21)	(32) %

Asset impairments and restructuring charges, net	21	--	21

Other operating income	7	--	7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

External sales revenue increased $52 million primarily due to the implementation of third-party contracts at Cendian. The increase in interdivisional sales revenue for 2004 was primarily due to the increase in logistics services provided by Cendian to Eastman Division and Voridian Division business segments and the increase in sales volumes in those segments.

Operating losses increased $21 million primarily due to asset impairments and restructuring charges of $21 million mainly related to the restructuring of Cendian. Also included in 2004 operating results was a $7 million gain from the sale of Ariel.

In 2004, the operating results for the DB segment were below the Company’s expectations, primarily due to the inability of Cendian to achieve sufficient margins to offset operating costs. As a result, the Company decided it would reintegrate its logistics function. This reintegration was completed in second quarter 2005.

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

The increase in sales revenue in the United States and Canada for 2004 compared with 2003 was primarily due to higher selling prices, particularly for the Polymers and PCI segment, which had a positive impact on sales revenue of $247 million. The higher selling prices mostly related to sales of intermediates chemicals, PET polymers, and polyethylene, and were primarily in response to increases in raw material and energy costs and high industry-wide capacity utilization. While the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment had a negative impact on sales revenue, overall higher sales volumes, particularly for the Polymers and PCI segment, had a positive impact on sales revenue of $192 million.

2004 sales revenue in Europe, the Middle East, and Africa increased compared with 2003 due to favorable shifts in foreign currency exchange rates which had a positive impact on sales revenue of $119 million, primarily due to the strengthening of the euro. 2004 sales volume declined 4 percent due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment. In all other segments, 2004 sales volumes increased compared to 2003.

2004 sales revenue in the Asia Pacific region increased significantly compared with 2003 primarily due to higher sales volume, particularly in the Fibers segment, which had a positive impact on sales revenue of $57 million. A favorable shift in product mix and higher selling prices, particularly for intermediates products in the PCI segment, contributed $42 million and $36 million, respectively, to sales revenue.

2004 sales revenue in Latin America increased significantly compared with 2003 primarily due to higher sales volumes and higher selling prices, primarily related to PET polymers, each of which had a positive impact on sales revenue of $55 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2005	2004	2003

Net cash provided by (used in):
Operating activities	$764	$494	$244
Investing activities	(18)	(148)	(160)
Financing activities	(547)	(579)	397
Net change in cash and cash equivalents	$199	$(233)	$481

Cash and cash equivalents at end of period	$524	$325	$558

Cash provided by operating activities increased $270 million in 2005 compared with 2004 primarily as a result of a significant increase in earnings and a decrease in working capital requirements, partially offset by $165 million in contributions to U.S. defined benefit pension plans. The decrease in working capital requirements related primarily to accounts receivable, largely the result of improved collection performance which more than offset the increase in sales, partially offset by an increase in inventories. The Company made $3 million in contributions to U.S. defined benefit pension plans in 2004.

Cash provided by operating activities increased $250 million in 2004 compared with 2003 primarily as a result of a reduction in cash funding for U.S. defined benefit pension plans. Contributions to the Company's U.S. defined benefit pension plans were $238 million in 2003. In addition, net earnings increased in 2004 due to higher gross margins and lower asset impairment charges, and were partially offset by additional increases in working capital, primarily accounts receivable. The additional increase in accounts receivable was the result of the significant increase in sales in fourth quarter 2004 partially offset by improved collection performance.

Cash used in investing activities decreased $130 million in 2005 compared with 2004 largely due to $417 million in net proceeds from the sale of the Company's investment in Genencor in the second quarter 2005. In addition, in the second quarter 2005, the Company received payment for the $50 million note it received in the sale of certain businesses and product lines in the CASPI segment. In 2004, the Company received $115 million in net cash proceeds associated with such sale, as well as $12 million in proceeds from the sale of Ariel. In the fourth quarter 2005, the Company provided a line of credit up to $125 million to Primester, a joint venture in which Eastman has a 50 percent interest, which Primester fully utilized to repay its third-party borrowings, which had previously been guaranteed by Eastman. In addition, the Company used an additional $95 million for additions to properties and equipment in 2005 as compared with 2004.

Cash used in investing activities in 2004 decreased $12 million compared with 2003. In 2004, the Company sold certain businesses and product lines in its CASPI segment as well as Ariel, resulting in total net proceeds of $127 million. In 2003, the Company sold its high-performance crystalline plastics assets and its colorant product lines and related assets for $70 million. The Company used an additional $18 million for additions to properties and equipment in 2004 as compared with 2003. In 2003, the Company received a return of a deposit of approximately $15 million.

Cash used in financing activities in 2005 totaled $547 million and included the Company's early repayment of $500 million of its outstanding long-term debt, and a decrease in credit facility and other short-term borrowings, including bank overdrafts, of $150 million, offset by cash received from stock option exercises of $98 million. See Note 8 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K for information regarding the early extinguishment of debt. In addition, the Company borrowed $191 million from a new credit facility in the fourth quarter 2005, the proceeds of which provided a significant part of the funding for the repatriation of undistributed foreign earnings under the provisions of the American Jobs Creation Act.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in financing activities in 2004 totaled $579 million and reflects the January 2004 repayment of $500 million of 6 3/8% notes and a decrease in commercial paper, credit facility, and other short-term borrowings, including bank overdrafts, of $19 million, offset by cash from stock option exercises of $77 million.

Cash provided by financing activities in 2003 totaled $397 million primarily due to proceeds from long term borrowings of $495 million and an increase in commercial paper and other short-term borrowings, including bank overdrafts, of $39 million.

The payment of dividends is also reflected in financing activities in all periods.

In 2006, priorities for use of available cash will be to pay the quarterly cash dividend, fund targeted growth initiatives, and fund defined benefit pension plans.

Liquidity

At December 31, 2005, the Company had credit facilities with various U.S. and foreign banks totaling approximately $890 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009, and a 160 million euro credit facility (" the Euro Facility") which expires in December, 2010 and has options for two one-year extensions. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman’s credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. Eastman was in compliance with all such covenants for all periods presented. At December 31, 2005, the Company’s credit facility borrowings totaled $214 million at a weighted-average interest rate of 3.01 percent. At December 31, 2004, the Company's credit facility borrowings were $146 million at a weighted-average interest rate of 2.98 percent.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2009, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

Eastman fully utilized the Euro Facility in the fourth quarter 2005 by borrowing $189 million. These funds comprised a significant portion of the funding for the 2005 repatriation of undistributed foreign earnings under the provisions of the American Jobs Creation Act.

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

During 2005, the Company contributed $165 million to U.S. defined benefit pension plans. The Company anticipates contributing approximately $75 million to U.S. defined benefit pension plans during 2006.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $343 million, $248 million, and $230 million for 2005, 2004, and 2003, respectively. The increase of $95 million in 2005 compared with 2004 was primarily due to spending on the new PET facility in South Carolina, utilizing IntegRex technology, as well as other growth initiatives. The Company expects that 2006 capital spending will be up to $450 million which will exceed estimated 2006 depreciation and amortization of approximately $300 million. In 2006, the Company will continue to pursue projects including a copolyester intermediates expansion, the new PET facility in South Carolina, utilizing IntegRex technology, and other growth initiatives.

Other Commitments

At December 31, 2005, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of approximately 20 years. Other borrowings, related primarily to credit facility borrowings, totaled approximately $214 million.

The Company had various purchase obligations at December 31, 2005 totaling approximately $1.7 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $208 million over a period of several years. Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2005 totaling approximately $1.2 billion related to pension, retiree medical, and other post-employment obligations.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Credit Facility Borrowings	Purchase Obligations	Operating Leases	Other Liablities (a)	Total

2006	$4	$--	$291	$44	$134	$473
2007	--	--	282	36	87	405
2008	72	--	177	23	68	340
2009	12	25	172	19	65	293
2010	--	189	162	16	62	429
2011 and beyond	1,323	--	658	70	765	2,816
Total	$1,411	$214	$1,742	$208	$1,181	$4,756

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Notes and debentures at December 31, 2005 decreased approximately $500 million compared with December 31, 2004 primarily due to the early repayment of $500 million of its outstanding long-term debt during second quarter 2005. Credit facility borrowings increased approximately $70 million at December 31, 2005 compared to December 31, 2004 due to the funding for the 2005 repatriation of undistributed foreign earnings under the provisions of the American Jobs Creation Act. Purchase obligations decreased approximately $200 million at December 31, 2005 compared to December 31, 2004 due to consumption of ethylene glycol and polypropylene under existing contracts. Other liabilities decreased approximately $120 million at December 31, 2005 compared with December 31, 2004 due primarily to contributions to the Company's defined benefit pension plans.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees in excess of the payments included above is remote. Under these operating leases, the residual value guarantees at December 31, 2005 totaled $85 million and consisted primarily of leases for railcars, company aircraft, and other equipment. Leases with guarantee amounts totaling $4 million, $27 million, and $54 million will expire in 2006, 2008, and 2012, respectively.

As described in Note 5 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at the Company's Kingsport, Tennessee plant. During fourth quarter 2005, the Company provided a line of credit to the joint venture of up to $125 million, which Primester fully utilized to pay the principal amount of the joint venture's third-party borrowings, previously guaranteed by Eastman.

As described in Note 11 to the Company’s consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2005 and 2004. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with Financial Accounting Standards Board ("FASB") Interpretation Number 46, Consolidation of Variable Interest Entities ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at December 31, 2005. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

See Note 10 to the Company's consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K for off balance sheet post-employment benefit obligations.

Treasury Stock Transactions

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2005, 2004 or 2003. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

Dividends

The Company declared quarterly cash dividends of $0.44 per share for a total of $1.76 per share in 2005, 2004, and 2003, respectively.

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the Federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies as described in Note 1 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $21 million to the maximum of $42 million at December 31, 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to remediation activities, the Company establishes reserves for closure/postclosure costs associated with the environmental assets it maintains. Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds. When these types of assets are constructed or installed, a reserve is established for the anticipated future costs associated with the closure of the asset based on its expected life and the applicable regulatory closure requirements. These future expenses are charged into earnings over the estimated useful life of the assets.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), which was effective for the Company on December 31, 2005. FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation ("CARO") refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company performed a thorough examination of various asset categories. Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos. The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.  The recorded obligations did not have a material impact on its consolidated financial position, results of operations and cash flows.

Reserves related to environmental assets accounted for approximately 60 percent of the total environmental reserve at December 31, 2005. Currently, the Company’s environmental assets are expected to be no longer useable at different times over the next 50 years. If the Company were to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company’s financial condition and results of operations. The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs. The cost of raw materials is generally based on market price, although derivative financial instruments were utilized, as appropriate, to mitigate short-term market price fluctuations. For additional information see Note 9 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November, 2004 the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”. The Statement adopts the International Accounting Standards Board’s view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Statement clarifies the meaning of the term 'normal capacity'. The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the effect of SFAS No. 151 and determined that it does not materially impact its consolidated financial position, liquidity, or results from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In December, 2004 the FASB issued SFAS No. 123(Revised), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25- "Accounting for Stock Issued to Employees". SFAS No. 123(R) requires all companies that award their employees stock-based compensation to recognize these transactions in their financial statements based on the grant-date fair value of the award. This differs from the requirements of SFAS No. 123 which permitted the option of adopting SFAS No. 123 and reflecting these transactions in the financial statements or the continued application of APB Opinion No. 25 requiring only pro forma disclosure of the effects on net earnings and earnings per share as if SFAS No. 123 had been adopted. Through the end of 2005, the Company has elected to continue the application of APB Opinion No. 25 with the pro forma disclosure required for SFAS No. 123. However, the Company is required to implement the provisions of SFAS No. 123(R) effective January 1, 2006.

SFAS No. 123(R) requires the Company, as of the required effective date of application, to implement the standard using a modified version of prospective application. Under this method, compensation expense is recognized for the following: 1) the portion of outstanding awards at the effective date of implementation for which the requisite employee service has not yet been rendered, based upon the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosure purposes, and 2) all new awards, modified awards, repurchased awards, or cancelled awards after the effective date of implementation.

Under previous reporting guidance, the following types of share-based compensation awards have been recorded in the financial statements: 1) unrestricted common stock awards, 2) restricted common stock awards, 3) stock appreciation rights payable in cash and 4) long-term performance awards payable in the form of shares of common stock or cash. The implementation of SFAS No. 123(R) includes the additional requirement to recognize compensation expense of stock option awards in the financial statements. The outstanding quantity and value of existing stock option awards at December 31, 2005 for which the requisite service period has not been provided and for which compensation expense will be recognized in the financial statements after the effective date of application total 1,990,617 options and approximately $17 million over three years. The Company did not modify any awards granted prior to January 1, 2006 to affect early vesting which would have eliminated the required service period to be provided after the effective date of application and eliminated recognition of compensation expense related thereto. Further, there have not been any changes in the quantity or type of share-based payment awards solely due to the implementation of SFAS No. 123(R).

The determination of the grant-date fair value of share-based compensation awards is based upon observable prices of financial equity instruments actively traded in open markets or, if not available, as in the case of the Company's stock option awards and stock appreciation rights awards, an option pricing financial model should be used to estimate the fair value of the award. Eastman has relied upon the use of the Black-Scholes-Merton model to determine the value of its stock options and stock appreciation rights under SFAS No. 123 and will continue to do so under SFAS No. 123(R). As discussed in Note 15 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K, the use of any financial model may require the use of highly subjective input assumptions that may materially affect the fair value estimate. Refer to this footnote to review these assumptions for 2005, 2004 and 2003.

All share-based employee compensation expense will be reflected in the earnings statement within the selling, general and administrative expense line item with an offset to paid-in-capital or non-current liabilities in the statement of financial position dependent upon classification as a liability award or equity award. Awards classified as liabilities require the use of cash or other assets to effect payment while equity awards reflect payment through stock issuances. The federal income tax and state income tax consequences of recognition for share-based compensation are reflected in the earnings statement as a credit to current period income tax expense with an offset in the statement of financial position as deferred income taxes in the other non-current assets line item. Additionally, SFAS No. 123(R) requires that cash inflows related to the realized tax benefits in excess of the amount recorded in the financial statements be recognized in the statement of cash flows as a cash inflow from financing and a cash outflow from operating activities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2006, the Company expects:

•
that the volatility of raw material and energy costs will continue and that the Company will continue to pursue pricing strategies and ongoing cost control initiatives to offset the effects on gross profit;

•	strong volumes will be maintained due to continued economic strength, continued substitution of Eastman products for other materials, and new applications for existing products;

•	that pension and other post-employment benefit expenses will be similar to 2005 levels;

•	to contribute approximately $75 million to the Company’s U.S. defined benefit pension plans;

•	net interest expense to decrease compared with 2005 primarily as a result of anticipated lower average borrowings, increased capitalized interest and higher interest income;

•	the effective tax rate to be approximately 33 percent;

•	to continue to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidation of product lines as it continues to focus on profitability;

•
capital expenditures to increase to up to $450 million and exceed estimated depreciation and amortization of approximately $300 million; in 2006, the Company plans to complete construction of the new PET facility in South Carolina, utilizing IntegRex technology, and pursue a copolyester intermediates expansion and other targeted growth initiatives; and

•	that priorities for use of available cash will be to pay the quarterly cash dividend and fund targeted growth initiatives and defined benefit pension plans.

See “Forward-Looking Statements and Risk Factors" below.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Annual Report on Form 10-K may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual assets and products, businesses, segments and divisions as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

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

•
While temporary shortages of raw materials and energy may occasionally occur, these items have historically been sufficiently available to cover current and projected requirements. However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, and war or other outbreak of hostilities. Eastman’s operations or products may, at times, be adversely affected by these factors.

•
The Company's competitive position in the markets in which it participates is, in part, subject to external factors in addition to those that the Company can impact. Natural disasters, changes in laws or regulations, war or other outbreak of hostilities, or other political factors in any of the countries or regions in which the Company operates or does business, or in countries or regions that are key suppliers of strategic raw materials, could negatively impact the Company’s competitive position and its ability to maintain market share. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

•
Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations, including natural disasters, could have a material adverse affect on sales revenue, costs and results of operations and financial condition.

•
The Company has an extensive customer base; however, loss of, or material financial weakness of, certain of the largest customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers. In addition, the Company's competitive position may be adversely impacted by low cost competitors in certain regions and customers developing internal or alternative sources of supply.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
The Company has made, and intends to continue making, strategic investments, including IntegRex technology, and has entered, and expects to continue to enter, into strategic alliances in technology, services businesses, and other ventures in order to build, diversify, and strengthen certain Eastman capabilities and to maintain high utilization of manufacturing assets. There can be no assurance that such investments and alliances will achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.

•
The Company has undertaken and expects to continue to undertake productivity and cost reduction initiatives and organizational restructurings to improve performance and generate cost savings. There can be no assurance that these will be completed as planned or beneficial or that estimated cost savings from such activities will be realized.

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

•
The Company and its operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

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

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance. This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the Company in this Annual Report on Form 10-K and elsewhere from time to time, represents management's best judgment as of the date the information is given. The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law. Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings are predominately U.S. dollar denominated. The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors. In 2005, for purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company changed to a one percent absolute shift in interest rates from a 10 percent relative shift in interest rates which was used in 2004. For 2005 and 2004, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous absolute shift in interest rates of 1 percent were approximately $134 million and $158 million, respectively. This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows and borrowings denominated in foreign currencies are exposed to changes in foreign currency exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies and currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than five years and denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes. At December 31, 2005, the Company had no outstanding forward exchange contracts or currency options. For 2005, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $19 million and an additional $1.9 million for each additional one percentage point adverse change in foreign currency rates. For 2004, the market risks associated with forward exchange contracts utilizing a modified Black-Scholes option pricing model and a 10 percent adverse move in the U.S. dollar relative to each foreign currency hedged by the Company were approximately $15 million and an additional $1.4 million for each additional one percentage point adverse change in foreign currency exchange rates. At December 31, 2004, the Company's outstanding borrowings denominated in foreign currencies were immaterial. Further adverse movements in foreign currencies would create losses in fair value; however, such losses would not be linear to that disclosed above. This exposure, which is primarily related to foreign currency options purchased by the Company to manage fluctuations in foreign currencies, is limited to the dollar value of option premiums payable by the Company for the related financial instruments. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy. To mitigate short-term fluctuations in market prices for certain commodities, principally propane and natural gas, the Company enters into forwards and options contracts. For 2005 and 2004, the market risks associated with options and swaps for feedstock and natural gas assuming an instantaneous parallel shift in the underlying commodity price of 10 percent were $2 million and $1 million, respectively, and an additional $0.1 million for each one percentage point move in closing prices thereafter for both periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman appearing on pages 74 through 120. Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of nonmanagement Board members. The independent registered public accounting firm and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with PricewaterhouseCoopers LLP and Eastman's director of internal auditing, both privately and with management present, to discuss accounting, auditing, policies and procedures, internal controls, and financial reporting matters.

/s/ J. Brian Ferguson	/s/ Richard A. Lorraine
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

March 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eastman Chemical Company:

We have completed integrated audits of Eastman Chemical Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 124 present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 24 to the consolidated financial statements, on January 1, 2003 Eastman Chemical Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 13, 2006

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS),
COMPREHENSIVE INCOME (LOSS) and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2005	2004	2003
Earnings (Loss)
Sales	$7,059	$6,580	$5,800
Cost of sales	5,655	5,602	4,990
Gross profit	1,404	978	810

Selling, general and administrative expenses	454	450	414
Research and development expenses	162	154	173
Asset impairments and restructuring charges, net	33	206	489
Goodwill impairments	--	--	34
Other operating income	(2)	(7)	(33)
Operating earnings (loss)	757	175	(267)

Interest expense, net	100	115	124
Income from equity investment in Genencor	(173)	(14)	(10)
Early debt extinguishment costs	46	--	--
Other (income) charges, net	1	10	--
Earnings (loss) before income taxes and cumulative effect of change in accounting principles	783	64	(381)
Provision (benefit) for income taxes	226	(106)	(108)

Earnings (loss) before cumulative effect of change in accounting principles	557	170	(273)
Cumulative effect of change in accounting principles, net	--	--	3
Net earnings (loss)	$557	$170	$(270)

Earnings (loss) per share
Basic
Before cumulative effect of change in accounting principles	$6.90	$2.20	$(3.54)
Cumulative effect of change in accounting principles, net	--	--	0.04
Net earnings (loss) per share	$6.90	$2.20	$(3.50)

Diluted
Before cumulative effect of change in accounting principles	$6.81	$2.18	$(3.54)
Cumulative effect of change in accounting principles, net	--	--	0.04
Net earnings (loss) per share	$6.81	$2.18	$(3.50)

Comprehensive Income (Loss)
Net earnings (loss)	$557	$170	$(270)
Other comprehensive income (loss)
Change in cumulative translation adjustment	(94)	36	150
Change in minimum pension liability, net of tax	(7)	(6)	19
Change in unrealized gains (losses) on derivative instruments, net of tax	3	(12)	5
Change in unrealized gains (losses) on investments, net of tax	1	--	--
Total other comprehensive income (loss)	(97)	18	174
Comprehensive income (loss)	$460	$188	$(96)

Retained Earnings
Retained earnings at beginning of period	$1,509	$1,476	$1,882
Net earnings (loss)	557	170	(270)
Cash dividends declared	(143)	(137)	(136)
Retained earnings at end of period	$1,923	$1,509	$1,476

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except per share amounts)	December 31,
Assets	2005	2004
Current assets
Cash and cash equivalents	$524	$325
Trade receivables, net of allowance of $20 and $15	575	675
Miscellaneous receivables	81	104
Inventories	671	582
Other current assets	73	82
Total current assets	1,924	1,768

Properties
Properties and equipment at cost	9,597	9,628
Less: Accumulated depreciation	6,435	6,436
Net properties	3,162	3,192

Goodwill	312	314
Other noncurrent assets	375	565
Total assets	$5,773	$5,839

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,047	$1,098
Borrowings due within one year	4	1
Total current liabilities	1,051	1,099

Long-term borrowings	1,621	2,061
Deferred income tax liabilities	317	210
Post-employment obligations	1,017	1,112
Other long-term liabilities	155	173
Total liabilities	4,161	4,655

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value- 350,000,000 shares authorized; shares issued - 89,566,115 and 87,257,499 at December 31, 2005 and 2004, respectively)	1	1
Additional paid-in capital	320	210
Retained earnings	1,923	1,509
Accumulated other comprehensive loss	(200)	(103)
	2,044	1,617
Less: Treasury stock at cost (8,034,901 and 8,043,513 shares at December 31, 2005 and 2004, respectively)	432	433

Total stockholders’ equity	1,612	1,184

Total liabilities and stockholders’ equity	$5,773	$5,839

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2005	2004	2003

Cash flows from operating activities
Net earnings (loss)	$557	$170	$(270)

Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	304	322	367
Cumulative effect of change in accounting principles, net	--	--	(3)
Asset impairments	12	140	500
Gains on sale of assets	--	(8)	(33)
Income from equity investment in Genencor	(173)	(14)	(10)
Early debt extinguishment costs	46	--	--
Provision (benefit) for deferred income taxes	115	(136)	(137)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	60	(133)	(46)
(Increase) decrease in inventories	(110)	18	41
Increase (decrease) in trade payables	71	49	(2)
Increase (decrease) in liabilities for employee benefits and incentive pay	(63)	71	(214)
Other items, net	(50)	15	48

Net cash provided by operating activities	769	494	241

Cash flows from investing activities
Additions to properties and equipment	(343)	(248)	(230)
Proceeds from sale of assets	50	127	71
Proceeds from sale of equity investment in Genencor, net	417	--	--
Loan to joint venture	(125)	--	--
Additions to capitalized software	(11)	(14)	(15)
Other items, net	(6)	(13)	14

Net cash used in investing activities	(18)	(148)	(160)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other short-term borrowings	(150)	(19)	39
Proceeds from long-term borrowings	189	--	495
Repayment of borrowings	(544)	(500)	(5)
Dividends paid to stockholders	(142)	(137)	(136)
Proceeds from stock option exercises and other items	100	77	4

Net cash provided by (used in) financing activities	(547)	(579)	397

Effect of exchange rate changes on cash and cash equivalents	(5)	--	3

Net change in cash and cash equivalents	199	(233)	481

Cash and cash equivalents at beginning of period	325	558	77

Cash and cash equivalents at end of period	$524	$325	$558

The accompanying notes are an integral part of these consolidated financial statements.

1.	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman Chemical Company and subsidiaries ("Eastman" or the "Company") are prepared in conformity with accounting principles generally accepted in the United States and of necessity include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries and joint ventures. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents include cash, time deposits, and readily marketable securities with maturities of three months or less at the purchase date.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are based on the number of days an individual receivable is delinquent and management’s regular assessment of the financial condition of the Company’s customers. The Company considers that a receivable is delinquent if it is unpaid after the terms of the related invoice have expired. The Company evaluates the allowance based on a monthly assessment of the aged receivables. Write-offs are done at the time a customer receivable is deemed uncollectible.

Inventories

Inventories are valued at the lower of cost or market. The Company determines the cost of most raw materials, work in process, and finished goods inventories in the United States by the last-in, first-out ("LIFO") method. The cost of all other inventories, including inventories outside the United States, is determined by the average cost method, which approximates the first-in, first-out ("FIFO") method. The Company writes-down its inventories for estimated obsolescence or unmarketable inventory equal to the difference between the carrying value of inventory and the estimated market value based upon assumptions about future demand and market conditions.

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

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service. Capitalized software in 2005, 2004 and 2003 was approximately $11 million, $14 million, and $15 million, respectively. During those same periods, approximately $16 million, $18 million, and $23 million, respectively, of previously capitalized costs were amortized. At December 31, 2005 and 2004, the unamortized capitalized software costs were $24 million and $29 million, respectively.

Impaired Assets

The Company evaluates the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse change in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets. The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. For long-lived assets to be held and used, fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal. For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

The provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill. The carrying value of goodwill and indefinite lived intangibles is considered impaired when their fair value, as established by appraisal or based on undiscounted future cash flows of certain related products, is less than their carrying value. The Company conducts its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.

Investments

The consolidated financial statements include the accounts in which the Company is a primary beneficiary of a variable interest entity, if applicable, or the accounts of the Company and all its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries in which the Company’s ownership is less than 100 percent, the interests of the other stockholders are included in other long-term liabilities.

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

Pension and Other Post-employment Benefits

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

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.

The Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the closure of the site based on an expected life of the environmental assets and the applicable regulatory closure requirements. These expenses are charged into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset up to 50 years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, the expenses to be charged into earnings could increase or decrease.

In March 2005, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), which was effective for the Company on December 31, 2005. FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation ("CARO") refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company performed a thorough examination of various asset categories. Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos. The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs. Those obligations recorded did not have a material impact on its consolidated financial position, results of operations and cash flows.

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

The Company's cash expenditures related to environmental protection and improvement were estimated to be approximately $198 million, $184 million and $187 million in 2005, 2004 and 2003, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

For additional information see Notes 12 and 25.

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

Litigation and Contingent Liabilities

The Company and its operations from time to time are parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred.

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

Stock-based Compensation

As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," Eastman continued to apply intrinsic value accounting under the requirements of Accounting Principles Board ("APB") Opinion No. 25 for its stock option plans through December 31, 2005. Under APB Opinion No. 25, compensation cost for stock options, if any, is measured as the excess of the quoted market price of the stock at the date of grant over the amount an employee must pay to acquire the stock. Eastman adopted disclosure-only provisions of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123” through December 31, 2005. The Company’s pro forma net earnings and pro forma earnings per share based upon the fair value at the grant dates for stock option awards under Eastman’s plans are disclosed below.

If the Company had elected to recognize compensation expense as required by SFAS No. 123 based upon the fair value at the grant dates for stock option awards under these plans, the Company's net earnings (loss) and earnings (loss) per share would have been impacted as follows:

(In millions, except per share amounts)		2005	2004	2003

Net earnings (loss), as reported		$557	$170	$(270)

Add: Stock-based employee compensation expense included in net earnings, as reported		11	5	1

Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings (loss) under fair value method		14	10	11
Pro forma net earnings (loss)		$554	$165	$(280)

Basic earnings (loss) per share	As reported	$6.90	$2.20	$(3.50)
	Pro forma	$6.85	$2.13	$(3.62)

Diluted earnings (loss) per share	As reported	$6.81	$2.18	$(3.50)
	Pro forma	$6.78	$2.12	$(3.62)

In December 2004, SFAS No. 123(R) - Share Based Payment was released and supersedes SFAS No. 123, SFAS No. 148 and APB Opinion No. 25. SFAS No. 123(R) is required to be implemented January 1, 2006 for calendar year-end companies. SFAS No. 123(R) retains most of the requirements of SFAS No. 123 and SFAS No. 148 by requiring companies to record compensation expense in the financial statements for stock option awards determined at the grant date fair value. For more information regarding the implementation of SFAS No. 123(R) and the impact to the Company, see Note 23.

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

Reclassifications

The Company has reclassified certain 2004 and 2003 amounts to conform to the 2005 presentation.

2.	INVENTORIES

	December 31,
(Dollars in millions)	2005	2004

At FIFO or average cost (approximates current cost)
Finished goods	$664	$550
Work in process	207	171
Raw materials and supplies	247	216
Total inventories	1,118	937
LIFO Reserve	(447)	(355)
Total inventories	$671	$582

Inventories valued on the LIFO method were approximately 65 percent of total inventories in each of the periods.

3.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2005	2004
Properties at Cost
Balance at beginning of year	$9,628	$9,861
Capital expenditures	343	248
Deductions	(374)	(481)
Balance at end of year	$9,597	$9,628

Properties
Land	$42	$52
Buildings and building equipment	861	888
Machinery and equipment	8,495	8,599
Construction in progress	199	89
Balance at end of year	$9,597	$9,628

Accumulated Depreciation
Balance at beginning of year	$6,436	$6,442
Provision for depreciation	287	302
Fixed asset impairments	9	134
Deductions	(297)	(442)
Balance at end of year	$6,435	$6,436

Cumulative construction-period interest of $352 million and $348 million, reduced by accumulated depreciation of $287 million and $302 million, is included in cost of properties at December 31, 2005 and 2004, respectively.

Interest capitalized during 2005, 2004 and 2003 was $5 million, $3 million, and $3 million, respectively.

Depreciation expense was $287 million, $302 million, and $334 million for 2005, 2004 and 2003, respectively.

Deductions in 2004 include the sale of certain businesses and product lines and related assets in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI")segment.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Following are the Company’s amortizable intangible assets and indefinite-lived intangible assets. The difference between the gross carrying amount and net carrying amount for each item presented is attributable to impairments and accumulated amortization.

	As of December 31, 2005		As of December 31, 2004
(Dollars in millions)	Gross Carrying Amount	Net Carrying Amount	Gross Carrying Amount	Net Carrying Amount

Amortizable intangible assets
Developed technology	$2	$2	$2	$2
Customer lists	3	1	3	1
Patents and patent licenses	10	6	8	8
Total	$15	$9	$13	$11

Indefinite-lived intangible assets
Trademarks		14		14

Other intangible assets		$23		$25

Other intangible assets are included in other noncurrent assets on the balance sheet.

During the fourth quarter 2005, the Company recorded approximately $3 million in intangible asset impairments related to patents.

Amortization expense for definite-lived intangible assets was approximately $1 million, $2 million, and $10 million, respectively, for 2005, 2004, and 2003. Estimated amortization expense for the five succeeding years is less than $1 million per year.

Changes in the carrying amount of goodwill follow:
(Dollars in millions)	CASPI Segment	Other Segments	Total Eastman Chemical

Reported balance at December 31, 2003	$308	$9	$317
Divestitures	--	(3)	(3)
Reported balance at December 31, 2004	308	6	314
Currency translation adjustments	(2)	--	(2)
Reported balance at December 31, 2005	$306	$6	$312

Additional information regarding the impairment of goodwill and the adoption of SFAS No. 142 is available in Note 16.

5.	EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILITIES

On April 21, 2005, the Company completed the sale of its equity investment in Genencor International, Inc. ("Genencor") for cash proceeds of approximately $417 million, net of $2 million in fees. The book value of the investment prior to sale was $246 million, and the Company recorded a pre-tax gain on the sale of $171 million.

As of December 31, 2004, Eastman owned 25 million shares, or approximately 42 percent, of the outstanding common shares of Genencor, a publicly traded biotechnology company engaged in the discovery, development, manufacture, and marketing of biotechnology products for the industrial chemicals, agricultural, and health care markets, and a developer of integrated genomics technology. This investment was accounted for under the equity method and was included in other noncurrent assets in 2004 and 2003. At December 31, 2004, the Company’s investment in Genencor, including preferred stock and accumulated dividends receivable, was $242 million. At December 31, 2004, the fair market value of the Company’s common stock investment in Genencor was $16.40 per share, or $410 million.

Summarized financial information for Genencor is shown on a 100 percent basis.

(Dollars in millions)	2004	2003

Statement of Earnings Data
Revenues	$410	$383
Costs of products sold	226	207
Net earnings (loss)	26	23

Statement of Financial Position Data
Current assets	$371
Noncurrent assets	381
Total assets	752
Current liabilities	114
Noncurrent liabilities	73
Total liabilities	187
Redeemable preferred stock	184

In addition, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant. This investment is accounted for under the equity method. During fourth quarter 2005, the Company provided a line of credit to the joint venture of up to $125 million, which Primester fully utilized to repay the principal amount of the joint venture's third-party borrowings, previously guaranteed by Eastman. The Company holds an interest-bearing note receivable. Eastman's investment in the joint venture at December 31, 2005 was approximately $86 million, which was comprised of the recognized portion of the venture's accumulated deficits and the line of credit of $125 million. Such amount was included in other noncurrent assets. Eastman had a negative investment in the joint venture at December 31, 2004 of approximately $40 million, which was included in other long-term liabilities and represented the recognized portion of the venture's accumulated deficits. The Company provides certain utilities and general plant services to the joint venture. In return for Eastman providing those services, the joint venture paid Eastman a total of $39 million in three equal installments in 1991, 1992, and 1993. Eastman has amortized the deferred credit to earnings over the 10-year period of the utilities and plant services contract, which concluded in April 2004.

Eastman also owns a 50 percent interest in Nanjing Yangzi Eastman Chemical Ltd. (“Nanjing”), a company which manufactures Eastotac hydrocarbon tackifying resins for the adhesives market. This joint venture is accounted for under the equity method and is included in other noncurrent assets. At December 31, 2005 and 2004, the Company’s investment in Nanjing was approximately $5 million and $4 million, respectively.

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2005	2004

Trade creditors	$534	$474
Accrued payrolls, vacation, and variable-incentive compensation	154	124
Accrued taxes	49	94
Post-employment obligations	134	131
Interest payable	31	34
Bank overdrafts	10	40
Other	135	201
Total	$1,047	$1,098

The current portion of post-employment obligations is an estimate of the Company’s anticipated funding for the next twelve months.

7.	BORROWINGS

	December 31,
(Dollars in millions)	2005	2004

Borrowings consisted of:
3 1/4% notes due 2008	$72	$250
6.30% notes due 2018	185	253
7% notes due 2012	142	399
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility borrowings	214	146
Other	18	20
Total borrowings	1,625	2,062
Borrowings due within one year	(4)	(1)
Long-term borrowings	$1,621	$2,061

At December 31, 2005, the Company had credit facilities with various U.S. and foreign banks totaling approximately $890 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") expiring in April 2009, as well as a 160 million euro credit facility ("Euro Facility") which expires in December 2010, and has options for two one-year extensions. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman’s credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. At December 31, 2005, the Company’s credit facility borrowings totaled $214 million at a weighted-average interest rate of 3.01 percent. At December 31, 2004, the Company's credit facility borrowings were $146 million at a weighted-average interest rate of 2.98 percent

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2009, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

Eastman fully utilized the Euro Facility in the fourth quarter 2005 which provided the Company $189 million. These funds comprised a significant portion of the funding for the 2005 dividend repatriation under the American Jobs Creation Act. See Note 19 for more information on the American Jobs Creation Act.

The Company completed the early repayment of $500 million of its outstanding long-term bonds in the second quarter 2005. See Note 8 for further information regarding the early extinguishment of this debt.

The Company entered into interest rate swaps in the third quarter 2003 that converted the effective interest rate on $250 million of the $400 million 7% notes due in 2012 to variable rates. In the second quarter 2004, the Company entered into interest rate swaps that converted the effective interest rate on $100 million of the $400 million 7% notes due in 2012 to variable rates. The Company settled $50 million of these interest rate swaps during the first quarter 2005. Cash proceeds received and the gain resulting from the settlement were immaterial. During the second quarter 2005, the Company received cash proceeds and recognized a gain of approximately $2 million resulting from the settlement of $155 million of these interest rate swaps in connection with the early extinguishment of debt. The average rate on the variable portion was 6.75 percent at December 31, 2005 and 5.18 percent at December 31, 2004. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in a decrease of $6 million in long-term borrowings and other noncurrent assets at December 31, 2005. The fair values of the interest rate swaps were a liability of $4 million at December 31, 2005, and an asset of $2 million at December 31, 2004.

The Company entered into interest rate swaps in the fourth quarter 2003 that converted the effective interest rate of $150 million of the $250 million 6.30% notes due in 2018 to variable rates. The average rate on the variable portion was 5.16 percent at December 31, 2005, and 3.71 percent at December 31, 2004. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in a slight decrease in long-term borrowings and other noncurrent assets at December 31, 2005. The fair values of the interest rate swaps were assets of $5 million at December 31, 2005, and December 31, 2004, respectively.

8.	EARLY EXTINGUISHMENT OF DEBT

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term bonds for $544 million in cash, which resulted in a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the purchased debt was $500 million, as follows:

(Dollars in millions)	Book Value

3 1/4% notes due 2008	$178
6.30% notes due 2018	68
7% notes due 2012	254
Total	$500

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2005		December 31, 2004
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,621	$1,770	$2,061	$2,300

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

Raw Material and Energy Hedging

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

Interest Rate Hedging

The Company's policy is to manage interest cost using a mix of fixed and variable rate debt. To manage this mix in a cost-efficient manner, the Company enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount. These swaps are designated to hedge the fair value of underlying debt obligations with the interest rate differential reflected as an adjustment to interest expense over the life of the swaps. As these instruments are 100 percent effective, there is no impact on earnings due to hedge ineffectiveness.

From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company’s exposure to movements in interest rates on anticipated debt offerings. These instruments are designated as cash flow hedges and are typically 100 percent effective. As a result, there is no current impact on earnings due to hedge ineffectiveness. The mark-to-market gains or losses on these hedges are included in accumulated other comprehensive income (loss) to the extent effective, and are reclassified into interest expense over the period of the related debt instruments.

At December 31, 2005, mark-to-market losses from raw material, currency, energy and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $5 million. If realized, substantially all of these losses will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts had a negative $6 million impact on earnings during 2005.

At December 31, 2004, mark-to-market losses from raw material, currency, energy and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $8 million. Substantially all of these losses were reclassified into earnings during 2005. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts had a negative $5 million impact on earnings during 2004.

10.	RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Prior to 2000, benefits were calculated using a defined benefit formula based on age, years of service, and the employee’s final average compensation as defined in the plans. Effective January 1, 2000, the Company's defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended. Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service and final average compensation as defined in the plans. The amended defined benefit pension plan uses a pension equity formula based on age, years of service and final average compensation to calculate an employee's retirement benefits from January 1, 2000 forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.

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

Below is a summary balance sheet of the change in plan assets during 2005 and 2004, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a Summary of Benefit Costs.

The assumptions used to develop the projected benefit obligation for the Company's significant defined benefit pension plans are also provided in the following tables.

Summary Balance Sheet

(Dollars in millions)	2005	2004

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,382	$1,346
Service cost	43	41
Interest cost	80	82
Actuarial loss	77	56
New plans	--	11
Plan amendments	7	11
Effect of currency exchange	(23)	17
Benefits paid	(89)	(182)
Benefit obligation, end of year	$1,477	$1,382

Change in plan assets:
Fair value of plan assets, beginning of year	$878	$903
Actual return on plan assets	100	107
New plans	--	21
Effect of currency exchange	(14)	10
Company contributions	177	15
Benefits paid	(87)	(178)
Fair value of plan assets, end of year	$1,054	$878

Benefit obligation in excess of plan assets	$423	$504
Unrecognized actuarial loss	(555)	(536)
Unrecognized prior service credit	46	54
Net amount recognized, end of year	$(86)	$22

Amounts recognized in the Statements of Financial Position consist of:
Prepaid benefit cost	$(105)	$(2)
Intangible assets	(15)	(16)
Accrued benefit cost	19	24
Additional minimum liability	417	409
Accumulated other comprehensive loss	(402)	(393)
Net amount recognized, end of year	$(86)	$22

The accumulated benefit obligation basis at the end of 2005 and 2004 was $1,388 million and $1,309 million, respectively. The Company uses a measurement date of December 31 for the majority of its pension plans.

A summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans follows:

Summary of Benefit Costs

(Dollars in millions)	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$43	$41	$42
Interest cost	80	82	84
Expected return on assets	(79)	(82)	(82)
Curtailment charge	--	2	--
Amortization of:
Prior service credit	(9)	(10)	(11)
Actuarial loss	36	27	19
Net periodic benefit cost	$71	$60	$52

	2005	2004	2003

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	5.51%	5.67%	6.18%
Expected return on assets	8.59%	8.65%	8.88%
Rate of compensation increase	3.75%	3.78%	3.77%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	5.67%	6.18%	6.72%
Expected return on assets	8.65%	8.88%	8.94%
Rate of compensation increase	3.78%	3.77%	4.00%

The fair value of plan assets for domestic plans at December 31, 2005 and 2004 was $939 million and $773 million, respectively, while the fair value of plan assets at December 31, 2005 and 2004 for non-U.S. plans was $115 million and $105 million, respectively. At December 31, 2005 and 2004, the expected long-term rate of return on the U.S. plan assets was 9 percent, while the expected long-term rate of return on non-U.S. plan assets was 5.75 percent and 6.12 percent at December 31, 2005 and 2004, respectively. The target allocation for the Company’s U.S. pension plans for 2006 and the asset allocation at December 31, 2005 and 2004, by asset category, is as follows:

	Target Allocation for 2006	Plan Assets at December 31, 2005	Plan Assets at December 31, 2004
Asset category

Equity securities	70%	78%	77%
Debt securities	10%	9%	11%
Real estate	5%	3%	4%
Other investments	15%	10%	8%
Total	100%	100%	100%

The asset allocation for the Company’s non-U.S. pension plans at December 31, 2005 and 2004, and the target allocation for 2006, by asset category, is as follows:

	Target Allocation for 2006	Plan Assets at December 31, 2005	Plan Assets at December 31, 2004
Asset category

Equity securities	50%	49%	42%
Debt securities	45%	45%	46%
Real estate	5%	5%	5%
Other investments	--	1%	7%
Total	100%	100%	100%

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

The Company anticipates pension contributions to its U.S. defined benefit plans for 2006 to be approximately $75 million, including quarterly contributions as required by the Internal Revenue Code section 412.

Benefits expected to be paid from pension plans are as follows:

(Dollars in millions)	2006	2007	2008	2009	2010	2011-2015
US plans	$86	$90	$96	$96	$97	$601
International plans	$3	$3	$3	$4	$4	$19

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5 percent of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the EIP. Employees may diversify to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 1,980,906; 2,210,590; and 2,582,229 shares as of December 31, 2005, 2004 and 2003, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

Charges for domestic contributions to the EIP/ESOP were $33 million, $34 million, and $35 million for 2005, 2004 and 2003, respectively.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans. Similar benefits are also provided to retirees of Holston Defense Corporation (“HDC”), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant. HDC’s contract with the Department of Army (“DOA”) provided for reimbursement of allowable costs incurred by HDC including certain postretirement welfare costs, for as long as HDC operated the plant. After the contract was terminated at the end of 1998, the Army has not contributed further to these costs. The Company continues to accrue and pay for the costs related to HDC retirees while pursuing extraordinary relief from the DOA for reimbursement of these and other previously expensed employee benefit costs. Given the uncertain outcome of discussions with the DOA, the Company will begin recognizing the impact of any reimbursement in the period settled by recording an unrecognized gain which will be amortized into earnings over a period of time.

A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

During the second quarter 2004, the Company announced an amendment to its health and dental benefit plans such that future health and dental benefits to certain retirees will be fixed at a certain contribution amount, not to be increased. As a result, the Company remeasured these plans as of June 1, 2004 resulting in a reduction of the Company’s benefit obligation by approximately $240 million. The discount rate used at the time of the remeasurement was adjusted from 6.25 percent at December 31, 2003 to 6.50 percent at June 1, 2004 based on increases in interest rates. The effect of this change is reflected in the results below.

Summary Balance Sheet

(Dollars in millions)	2005	2004

Change in benefit obligation:
Benefit obligation, beginning of year	$795	$977
Service cost	8	7
Interest cost	43	52
Plan participants’ contributions	12	8
Actuarial (gain) loss	(23)	37
Plan amendments	--	(240)
Benefits paid	(56)	(55)
Settlements and curtailments	--	9
Benefit obligation, end of year	$779	$795

Change in plan assets:
Fair value of plan assets, beginning of year	$13	$19
Company contributions	37	41
Plan participants’ contributions	12	8
Benefits paid	(56)	(55)
Fair value of plan assets, end of year	$6	$13

Benefit obligation in excess of plan assets	$773	$782
Unrecognized actuarial loss	(325)	(367)
Unrecognized prior service credit	235	258
Net amount recognized, end of year	$683	$673

Amounts recognized in the Statements of Financial Position consist of:
Accrued benefit cost, current	$34	$41
Accrued benefit cost, non-current	649	632
Net amount recognized, end of year	$683	$673

The net periodic postretirement benefit cost follows:

Summary of Benefit Costs

(Dollars in millions)	2005	2004	2003

Components of net periodic benefit cost:
Service cost	$8	$7	$8
Interest cost	43	52	58
Expected return on assets		(1)	(1)
Curtailment gain	--	(3)	--
Amortization of:
Prior service credit	(23)	(15)	(4)
Actuarial loss	20	17	13
Net periodic benefit cost	$48	$57	$74

Weighted-average assumptions used to determine end of year benefit obligations:	2005	2004	2003

Discount rate	5.62%	5.75%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%
Health care cost trend
Initial	8.00%	9.00%	10.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2009	2009	2009

Weighted-average assumptions used to determine end of year net benefit cost:	2005	2004	2003

Discount rate	5.75%	6.25%	6.75%
Rate of compensation increase	3.75%	3.75%	4.00%
Health care cost trend
Initial	9.00%	10.00%	10.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.25%
in year	2009	2009	2007

Benefits expected to be paid for post-employment obligations are as follows:

(Dollars in millions)	2006	2007	2008	2009	2010	2011-2015
U.S plans	$46	$46	$46	$46	$46	$243

An 8 percent rate of increase in per capita cost of covered health care benefits is assumed for 2006. The rate is assumed to decrease gradually to 5 percent for 2009 and remain at that level thereafter. A 1 percent increase or decrease in health care trend would have had no material impact on the 2005 service and interest costs or the 2005 benefit obligation.

In May, 2004, the FASB issued FASB Staff Position ("FSP") 106-2, providing final guidance on accounting for the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the "Act"). Under the provisions of FSP 106-2, the Company determined that its health care plans were not actuarially equivalent to Medicare Part D. In January, 2005, the Centers for Medicare and Medicaid Services released final regulations implementing the Act. The Company has determined that, although its plans are believed to be actuarially equivalent and eligible for certain subsidies under the most recent regulations, implementation of these regulations will have an immaterial impact on its overall financial condition, results of operations, and cash flows and therefore are not reflected in the above amounts.

11.	COMMITMENTS

Purchase Obligations and Lease Commitments

At December 31, 2005, the Company had various purchase obligations totaling approximately $1.7 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $208 million over a period of several years. Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to railcars. Rental expense, net of sublease income, was approximately $64 million, $65 million, and $64 million in 2005, 2004 and 2003, respectively.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Credit Facility Borrowings	Purchase Obligations	Operating Leases	Total

2006	$4	$--	$291	$44	$339
2007	--	--	282	36	318
2008	72	--	177	23	272
2009	12	25	172	19	228
2010	--	189	162	16	367
2011 and beyond	1,323	--	658	70	2,051
Total	$1,411	$214	$1,742	$208	$3,575

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at December 31, 2005 and December 31, 2004. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $292 million and $268 million in 2005 and 2004, respectively.

Guarantees

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2005 totaled $85 million and consisted primarily of leases for railcars, company aircraft, and other equipment. Leases with guarantee amounts totaling $4 million, $27 million, and $54 million will expire in 2006, 2008, and 2012, respectively. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

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

Product Warranty Liability

The Company warrants to the original purchaser of its products that it will repair or replace without charge products if they fail due to a manufacturing defect. However, the Company’s historical claims experience has not been material. The estimated product warranty liability for the Company's products as of December 31, 2005 is approximately $1 million. The Company accrues for product warranties when it is probable that customers will make claims under warranties relating to products that have been sold and a reasonable estimate of the costs can be made.

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with FASB Interpretation Number 46, Consolidation of Variable Interest Entities ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at December 31, 2005. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

12.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $51 million and $56 million at December 31, 2005 and 2004, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the amount accrued to date over the regulated assets' estimated useful lives. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $21 million to the maximum of $42 million at December 31, 2005 and the minimum or best estimate of $25 million to the maximum of $45 million at December 31, 2004.

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

Sorbates Litigation

Two civil cases relating to sorbates remain. The first is a case filed by a multi-state class of indirect purchasers seeking claimed damages, whose claims have been dismissed by Tennessee's trial court and that state's court of appeals. The Tennessee Supreme Court affirmed the dismissal of the plaintiffs' claims, and subsequently the trial court denied a motion to amend the complaint, ruling the case over. The Company believes an appeal of this determination is likely. The second is a case filed by New York's attorney general, also seeking claimed damages. The trial court has dismissed New York's claims, and the plaintiffs have filed a notice of appeal. Briefing on the state's appeal is not yet underway.

Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases have been dismissed or settled without a material effect on Eastman’s financial condition, results of operations, or cash flows.

In recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously the approximately1,500 pending claims or to settle them on acceptable terms.

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

14.	STOCKHOLDERS’ EQUITY

A reconciliation of the changes in stockholders’ equity for 2003, 2004, and 2005 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders’ Equity $

Balance at January 1, 2003	1	119	1,882	(295)	(436)	1,271

Net Loss			(270)			(270)
Cash Dividends(2)			(136)			(136)
Other Comprehensive Loss				174		174
Stock Option Exercises and other Items (1)		3			1	4
Balance at December 31, 2003	1	122	1,476	(121)	(435)	1,043

Net Earnings			170			170
Cash Dividends(2)			(137)			(137)
Other Comprehensive Income				18		18
Stock Option Exercises and other Items		88			2	90
Balance at December 31, 2004	1	210	1,509	(103)	(433)	1,184

Net Earnings			557			557
Cash Dividends(2)			(143)			(143)
Other Comprehensive Income				(97)		(97)
Stock Option Exercises and other Items (1)		110			1	111
Balance at December 31, 2005	1	320	1,923	(200)	(432)	1,612

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.
(2) Includes cash dividends paid of $142 million and dividends declared but unpaid.

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in each of 2005, 2004 and 2003.

The Company established a benefit security trust in 1997 to provide a degree of financial security for unfunded obligations under certain plans and contributed to the trust a warrant to purchase up to 1 million shares of common stock of the Company for par value. The warrant, which remains outstanding, is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under covered unfunded plans. Such warrant is excluded from the computation of diluted earnings per share because the conditions upon which the warrant becomes exercisable have not been met.

The additions to paid-in capital for 2005 and 2004 are primarily the result of stock option exercises by employees. The additions to paid-in capital for 2003 primarily reflect the vesting of restricted stock.

The Company is currently authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2005, 2004, and 2003 under any publicly announced plan. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

The Company's charitable foundation held the following shares of the Company's common stock at December 31 2005, 2004 and 2003: 106,771 shares, 122,725 shares and 144,825 shares, respectively.

For 2005, 2004, and 2003, the weighted average number of common shares outstanding used to compute basic earnings per share was 80.7 million, 77.6 million, and 77.1 million, respectively, and for diluted earnings per share was 81.8 million, 78.3 million, and 77.1 million, respectively, reflecting the effect of dilutive options outstanding. Excluded from the 2005 calculation were shares underlying options to purchase 878,442 shares of common stock at a range of prices from $54.25 to $67.50, because the exercise price of the options was greater than the average market price of the underlying common shares. Excluded from the 2004 calculation were shares underlying options to purchase 5,667,339 shares of common stock at a range of prices from $45.44 to $67.50, because the exercise price of the options was greater than the average market price of the underlying common shares. As a result of the net loss reported for 2003, common shares underlying options to purchase 10,338,100 shares of common stock at a range of prices from $29.90 to $73.94 have been excluded from the calculation of diluted earnings (loss) per share.

Shares of common stock issued (1)	2005	2004	2003

Balance at beginning of year	87,257,499	85,296,460	85,233,216
Issued for employee compensation and benefit plans	2,308,616	1,961,039	63,244
Balance at end of year	89,566,115	87,257,499	85,296,460

(1) Includes shares held in treasury.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Additional Minimum Pension Liability	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2003	$119	$(242)	$4	$(2)	$(121)
Period change	36	(6)	(12)	--	18
Balance at December 31, 2004	$155	$(248)	$(8)	$(2)	$(103)
Period change	(94)	(7)	3	1	(97)
Balance at December 31, 2005	$61	$(255)	$(5)	$(1)	$(200)

The $36 million period change in 2004 includes a $50 million increase in cumulative translation adjustment partially offset by $14 million that was included in measuring the gain/loss on the sale of certain businesses and product lines within the CASPI segment completed July 31, 2004.

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested, unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

15.	STOCK BASED COMPENSATION PLANS

Omnibus Plans

Eastman's 2002 Omnibus Long-Term Compensation Plan (the "2002 Omnibus Plan"), which is substantially similar to and intended to replace the 1997 Omnibus Long-Term Compensation Plan (the "1997 Omnibus Plan"), which replaced the 1994 Omnibus Long-Term Compensation Plan (the “1994 Omnibus Plan”), provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights (“SAR’s”), performance shares and various other stock and stock-based awards. Certain of these awards may be based on criteria relating to Eastman performance as established by the Compensation and Management Development Committee of the Board of Directors. No new awards have been made under the 1994 Omnibus Plan or the 1997 Omnibus Plan following the effectiveness of the 2002 Omnibus Plan. Outstanding grants and awards under the 1994 Omnibus Plan or the 1997 Omnibus Plan are unaffected by the replacement of the 1997 Omnibus Plan (and 1994 Omnibus Plan) by the 2002 Omnibus Plan. The 2002 Omnibus Plan provides that options can be granted through May 2, 2007, for the purchase of Eastman common stock at an option price not less than 100 percent of the per share fair market value on the date of the stock option's grant. Substantially all grants awarded under the 1994 Omnibus Plan, the 1997 Omnibus Plan, and the 2002 Omnibus Plan have been at option prices equal to the fair market value on the date of grant. Options typically vest in equal increments on either the first two or three anniversaries of the grant date and expire ten years after grant. There is a maximum of 7.5 million shares of common stock available for option grants and other awards during the term of the 2002 Omnibus Plan. The maximum number of shares of common stock with respect to one or more options and/or SARs that may be granted during any one calendar year under the 2002 Omnibus Plan to the Chief Executive Officer or to any of the next four most highly compensated executive officers (each a "Covered Employee") is 300,000. The maximum fair market value of any awards (other than options and SARs) that may be received by a Covered Employee during any one calendar year under the 2002 Omnibus Plan is the equivalent value of 200,000 shares of common stock as of the first business day of such calendar year.

Director Long-Term Compensation Plan

Eastman's 2002 Director Long-Term Compensation Plan (the "2002 Director Plan"), which is substantially similar to and intended to replace the 1999 Director Long-Term Compensation Plan (the “1999 Director Plan”), which formerly replaced the 1994 Director Long-Term Compensation Plan (the “1994 Director Plan”), provides for grants of nonqualified stock options and restricted shares to nonemployee members of the Board of Directors. No new awards have been made under the 1994 Director Plan or the 1999 Director Plan, following the effectiveness of the 2002 Director Plan. Outstanding grants and awards under the 1994 Director Plan or the 1999 Director Plan are unaffected by the replacement of the 1999 Director Plan (and the 1994 Director Plan) with the 2002 Director Plan. Shares of restricted stock are granted upon the first day of the directors' initial term of service and nonqualified stock options and shares of restricted stock are granted each year following the annual meeting of stockholders. The 2002 Director Plan provides that options can be granted through the later of May 1, 2007, or the date of the annual meeting of stockholders in 2007 for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of the grant. The options vest in 50 percent increments on the first two anniversaries of the grant date and expire ten years after grant. The maximum number of shares of common stock that are available for grant of awards under the 2002 Director Plan during its term is 200,000.

Stock Option Balances and Activity

SFAS No. 123 and SFAS No. 148 require that stock option awards be valued at fair value determined by market price, if actively traded in a public market or, if not, calculated using an option pricing financial model. The Company uses the Black-Scholes-Merton option-pricing model which requires input of highly subjective assumptions. The assumptions used in the determination of fair value for stock options awarded in 2005, 2004 and 2003 are provided in the table below:

Assumptions	2005	2004	2003

Expected volatility rate	22.90%	28.00%	27.90%
Expected dividend yield	3.29%	3.80%	5.90%
Average risk-free interest rate	4.48%	3.46%	3.50%
Expected forfeiture rate	Actual	Actual	Actual
Expected term years	5.00	6.00	6.00

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

A summary of the status of the Company's stock option plans is presented below:

	2005		2004		2003
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	8,155,100	$47	10,338,100	$45	8,511,597	$49
Granted	1,275,700	54	1,051,500	45	1,987,100	30
Exercised	(2,342,600)	43	(1,954,200)	41	--	--
Cancelled, forfeited or expired	(471,400)	64	(1,280,300)	44	(160,597)	45
Outstanding at end of year	6,616,800	$48	8,155,100	$47	10,338,100	$45

Options exercisable at year-end	4,688,000		6,091,100		7,412,800

Available for grant at end of year	2,954,500		4,503,500		5,778,900

The weighted average fair value of options granted during 2005, 2004 and 2003 were $10.26, $9.36 and $4.55, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/05	Weighted-Average Exercise Price

$30-42	776,800	7.0	$30	723,200	$30
$43-46	1,032,100	5.6	45	730,600	46
$47-49	2,183,300	6.5	48	1,817,500	48
$50-74	2,624,600	5.6	55	1,416,700	56
	6,616,800	6.1	$48	4,688,000	$47

16.	IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Impairments and restructuring charges totaled $33 million during 2005, consisting of non-cash asset impairments of $12 million and restructuring charges of $21 million. Impairments and restructuring charges totaled $206 million during 2004, consisting of non-cash asset impairments of $140 million and restructuring charges of $66 million. Effective January 1, 2004, certain commodity product lines were transferred from the Performance Chemicals and Intermediates (“PCI”) segment to the CASPI segment, which resulted in the reclassification of asset impairment and severance charges of approximately $42 million for 2003.

The following table summarizes the 2005, 2004 and 2003 charges:

(Dollars in millions)	2005	2004	2003
Eastman Division segments:
CASPI:
Fixed asset impairments	$--	$57	$235
Intangible asset impairments	--	6	175
Goodwill impairments	--	--	34
Severance charges	--	12	15
Site closure costs	4	6	3

PCI:
Fixed asset impairments	8	27	55
Severance charges	3	10	2
Site closure costs	--	1	--

Specialty Plastics (“SP”):
Fixed asset impairments	--	41	--
Severance charges	--	10	1
Site closure costs	--	2	--

Total Eastman Division	15	172	520

Voridian Division segments:
Polymers:
Fixed asset impairments	--	--	1
Severance charges	--	13	1

Fibers:
Severance charges	--	--	1

Total Voridian Division	--	13	3

Developing Businesses Division:
Developing Businesses ("DB"):
Fixed asset impairments	1	9	--
Intangible asset impairments	3	--	--
Severance costs	--	8	--
Restructuring charges	14	4	--

Total Developing Businesses Division	18	21	--

Total Eastman Chemical Company	$33	$206	$523

Total asset impairments and restructuring charges, net	33	206	489
Total goodwill impairments	--	--	34

Total Eastman Chemical Company	$33	$206	$523

2005

During 2005, the Company recorded $33 million in restructuring charges. These charges consist of approximately $8 million of fixed asset impairments related to the Company's PCI manufacturing facilities outside the United States, $14 million in restructuring charges related to the shutdown of Cendian Corporation ("Cendian"), the Company's logistics subsidiary, $4 million of fixed and intangible asset impairments related to the Company's DB segment, $3 million in severance charges related to the separation of approximately 90 employees at the Company's Batesville, Arkansas manufacturing facility, and $4 million in site closure costs related to the previously announced closures of certain manufacturing facilities.

2004

In the fourth quarter 2004, the Company recorded restructuring charges of approximately $18 million, consisting of asset impairments of $9 million and site closure and other restructuring charges of $9 million. The non-cash asset impairments relate to the adjustment to fair value of assets at Cendian, impacting the DB segment, resulting from a decision to reintegrate Cendian’s logistics activities. In addition, the Company recognized restructuring charges of $9 million primarily related to actual and expected severance of Cendian and other employees, as well as site closure charges primarily related to previously announced manufacturing plant closures.

In the third quarter 2004, the Company recognized restructuring charges of approximately $42 million, including asset impairments of approximately $28 million, for assets at the Company’s Batesville, Arkansas and Longview, Texas manufacturing facilities. These impairments primarily related to certain fixed assets in the performance chemicals product lines in the PCI segment that management decided to rationalize due to increased foreign competition. Also in third quarter, the CASPI segment incurred approximately $2 million in site closure charges primarily related to previously announced manufacturing plant closures, while the DB segment recognized approximately $4 million in severance and restructuring charges related to the reorganization of Cendian. Severance charges of $2 million, $3 million, $2 million, and $1 million were also recognized in the CASPI, PCI, SP, and Polymers segments, respectively. These charges resulted from the Company's voluntary termination program as well as ongoing cost reduction efforts.

In the second quarter 2004, the Company recognized $79 million in restructuring charges, including asset impairments of $62 million related to assets held for sale. The assets were part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. Those product lines include: certain acrylic monomers; composites (unsaturated polyester resins); inks and graphic arts raw materials; liquid resins; powder resins; and textile chemicals. The charges reflect adjustment of the recorded values of these assets to the expected sales proceeds. Also in second quarter 2004, the Company recognized an additional $4 million of site closure costs related primarily to previously announced manufacturing plant closures. These charges had an impact of approximately $2 million each to the CASPI and SP segments. Severance charges of $5 million, $4 million, $2 million, $1 million, and $1 million were also recognized in the CASPI, PCI, SP, Polymers, and DB segments, respectively. These charges resulted from the Company's voluntary termination program as well as ongoing cost reduction efforts.

 In the first quarter 2004, the Company recognized $67 million in restructuring charges, including approximately $40 million of asset impairments and $5 million of severance charges primarily related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactured products that are within the Company’s SP segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value as established by appraisal and available market data. In addition, the Company recognized $1 million of fixed asset impairments and $1 million of site closure costs related to additional impairments within the CASPI reorganization and changes in estimates for previously accrued amounts. Severance charges of $4 million, $3 million, $1 million, $11 million, and $1 million were also recognized in the CASPI, PCI, SP, Polymers, and DB segments, respectively, as a result of ongoing cost reduction efforts.

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

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2003	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2003

Noncash charges	$--	$500	$(500)	$--	$--
Severance costs	2	20	--	(12)	10
Site closure costs	7	3	--	(5)	5
Total	$9	$523	$(500)	$(17)	$15

	Balance at January 1, 2004	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2004

Noncash charges	$--	$140	$(140)	$--	$--
Severance costs	10	53	--	(37)	26
Site closure costs	5	13	--	(9)	9
Total	$15	$206	$(140)	$(46)	$35

	Balance at January 1, 2005	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2005

Noncash charges	$--	$12	(12)	--	--
Severance costs	26	3	--	(26)	3
Site closure costs	9	18	(1)	(19)	7
Total	$35	$33	(13)	(45)	10

A majority of all severance and site closure costs are expected to be applied to the reserves within one year.

Actual and probable involuntary separations totaled approximately 90 employees during 2005. As of the end of 2005, substantially all separations accrued for were completed.

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

17.	OTHER OPERATING INCOME

(Dollars in millions)	2005	2004	2003

Other operating income	$(2)	$(7)	$(33)

Other operating income for 2005 primarily reflects a gain associated with a change in estimates for contingencies related to the 2004 divestiture of certain businesses and product lines within the CASPI segment.

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

18.	OTHER (INCOME) CHARGES, NET

(Dollars in millions)	2005	2004	2003

Other income	$(11)	$(10)	$(18)
Other charges	12	20	18
Other (income) charges, net	$1	$10	$--

Included in other income are the Company’s portion of earnings from its equity investments (excluding Genencor); gains on the sale of certain technology business venture investments, royalty income, and net gains on foreign exchange transactions. For all periods presented, included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments (excluding Genencor); write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, and fees on securitized receivables.

19.	INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes follow:

(Dollars in millions)	2005	2004	2003

Earnings (loss) before income taxes
United States	$698	$65	$(309)
Outside the United States	85	(1)	(72)
Total	$783	$64	$(381)

Provision (benefit) for income taxes
United States
Current	$80	$16	$16
Deferred	112	(128)	(102)
Outside the United States
Current	25	8	10
Deferred	(6)	(8)	(29)
State and other
Current	6	6	3
Deferred	9	--	(6)
Total	$226	$(106)	$(108)

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Dollars in millions)	2005	2004	2003

Minimum pension liability	$4	$2	$(12)

Net unrealized gains (losses) on derivative instruments	(1)	7	(3)
Total	$(3)	$9	$(15)

Differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2005	2004	2003

Amount computed using the statutory rate	$275	$23	$(133)
State income taxes, net	5	(1)	(4)
Foreign rate variance	(4)	4	27
Extraterritorial income exclusion	(12)	(10)	(9)
Domestic Manufacturing Deduction	(5)	--	--
ESOP dividend payout	(2)	(2)	(2)
Capital loss benefits	(13)	(116)	--
Change in reserves for tax contingencies	(14)	(2)	--
Goodwill Impairment	--	--	12
Donation of intangibles	(12)	(2)	--
Other	8	--	1
Provision (benefit) for income taxes	$226	$(106)	$(108)

The 2005 effective tax rate was impacted by a $11 million tax charge resulting from the repatriation of $321 million of foreign earnings and capital pursuant to provisions of the American Jobs Creation Act of 2004 ("Jobs Act"). The Jobs Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

The 2004 effective tax rate was impacted by $90 million of deferred tax benefits resulting from the expected utilization of a capital loss resulting from the sale of certain businesses and product lines and related assets in the CASPI segment and $26 million of tax benefit resulting from the favorable resolution of a prior year capital loss refund claim.

The significant components of deferred tax assets and liabilities follow:

		December 31,
(Dollars in millions)		2005		2004

Deferred tax assets
Post-employment obligations		$412		$444
Net operating loss carry forwards		130		204
Capital loss carry forwards		93		130
Other		123		163
Total deferred tax assets		758		941
Less valuation allowance		(197)		(221)
Deferred tax assets less valuation allowance		$561		$720

Deferred tax liabilities
Depreciation	$	(692)	$	(677)
Inventory reserves		(42)		(41)
Other		(66)		(118)
Total deferred tax liabilities		$(800)		$(836)

Net deferred tax liabilities		$(239)		$(116)

As recorded in the Consolidated Statements of Financial Position:
Other current assets		$39		$48
Other noncurrent assets		45		52
Payables and other current liabilities		(6)		(6)
Deferred income tax liabilities		(317)		(210)
Net deferred tax liabilities		$(239)		$(116)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $305 million at December 31, 2005. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction. A valuation allowance of $89 million at December 31, 2005, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2005, foreign net operating loss carryforwards totaled $408 million. Of this total, $92 million will expire in 3 to 15 years; and $316 million will never expire.

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2005	2004

Payables and other current liabilities	$9	$55
Other long-term liabilities	32	27
Total income taxes payable	$41	$82

20.	SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in millions)	2005	2004	2003

Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$126	$135	$133
Income taxes paid (received)	138	(3)	(43)

Derivative financial instruments and related gains and losses are included in cash flows from operating activities.

Non-cash portion of earnings from the Company’s equity investments are $2 million, $15 million, and $12 million for 2005, 2004, and 2003, respectively.

21.	SEGMENT INFORMATION

The Company’s products and operations are managed and reported in three divisions comprising six operating segments. Eastman Division consists of the CASPI segment, the PCI segment, and the SP segment. Voridian Division contains the Polymers segment and the Fibers segment. The Developing Businesses Division consists of the DB segment.

For 2005 and 2004, the Company’s divisional structure provided for goods and services to be transferred between the divisions at predetermined prices that may have been in excess of cost. Accordingly, the divisional structure resulted in the recognition of interdivisional sales revenue and operating earnings. Such interdivisional transactions are eliminated in the Company’s consolidated financial statements.

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks, and adhesives markets. The CASPI segment's products consist of liquid vehicles, coatings additives, and hydrocarbon resins and rosins and rosin esters. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Coatings additives, such as cellulosic polymers, Texanol ester alcohol and chlorinated polyolefins, enhance the rheological, film formation and adhesion properties of paints, coatings and inks. Hydrocarbon resins and rosins and rosin esters are used in adhesive, ink, and polymers compounding applications. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved. On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment. The divested businesses and product lines were composites (unsaturated polyester resins), certain acrylic monomers, inks and graphic arts raw materials, liquid resins, powder resins, and textile chemicals.

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

The Polymers segment manufactures and supplies PET polymers for use primarily in beverage and food packaging, including carbonated soft drinks, water, juices, sports drinks, beer and food containers that are suitable for both conventional and microwave oven use. The Polymers segment also manufactures low-density polyethylene and linear low-density polyethylene, which are used primarily in extrusion coating, film and molding applications.

The Fibers segment manufactures Estron acetate tow and Estrobond triacetin plasticizers which are used primarily in cigarette filters; Estron and Chromspun acetate yarns for use in apparel, home furnishings and industrial fabrics; acetate flake for use by other acetate tow producers; and acetyl chemicals.

The DB segment includes new businesses and certain investments in growth opportunities that leverage the Company’s technology expertise, intellectual property and know-how into business models that extend to new customers and markets. The segment includes Centrus, a business in food safety diagnostics; and Eastman’s gasification services. The DB segment also includes the results of Cendian, which was shutdown in 2005 and Ariel, which was sold in fourth quarter 2004.

(Dollars in millions)	2005

Sales by Division and Segment	Total Sales	Interdivisional Sales	External Sales
Eastman Division Segments
CASPI	$1,301	$2	$1,299
PCI	2,292	665	1,627
SP	766	48	718
Total	4,359	715	3,644

Voridian Division Segments
Polymers	2,606	87	2,519
Fibers	968	99	869
Total	3,574	186	3,388

Developing Businesses Division
DB	88	61	27
Total	88	61	27

Total Eastman Chemical Company	$8,021	$962	$7,059

(Dollars in millions)	2004

Sales by Division and Segment	Total Sales	Interdivisional Sales	External Sales
Eastman Division Segments
CASPI	$1,555	$1	$1,554
PCI	1,930	583	1,347
SP	695	51	644
Total	4,180	635	3,545

Voridian Division Segments
Polymers	2,252	69	2,183
Fibers	819	88	731
Total	3,071	157	2,914

Developing Businesses Division
DB	545	424	121
Total	545	424	121

Total Eastman Chemical Company	$7,796	$1,216	$6,580

(Dollars in millions)	2003*

Sales by Division and Segment	Total Sales	Interdivisional Sales	External Sales
Eastman Division Segments
CASPI	$1,683	$--	$1,683
PCI	1,593	495	1,098
SP	608	49	559
Total	3,884	544	3,340

Voridian Division Segments
Polymers	1,824	68	1,756
Fibers	715	80	635
Total	2,539	148	2,391

Developing Businesses Division
DB	465	396	69
Total	465	396	69

Total Eastman Chemical Company	$6,888	$1,088	$5,800

* Sales revenue for 2003 has been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.

(Dollars in millions)

Operating Earnings (Loss) (1)	2005	2004	2003 (2)
Eastman Division Segments
CASPI	$229	$67	$(402)
PCI	161	16	(45)
SP	64	13	63
Total	454	96	(384)

Voridian Division Segments
Polymers	159	25	62
Fibers	207	146	125
Total	366	171	187

Developing Businesses Division
DB	(70)	(86)	(65)
Total	(70)	(86)	(65)

Eliminations	7	(6)	(5)
Total Eastman Chemical Company	$757	$175	$(267)

(1)	Operating earnings (loss) includes the impact of asset impairments and restructuring charges, goodwill impairments, and other operating income and expense as described in Notes 16 and 17.
(2)	Operating earnings for 2003 have been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.

(Dollars in millions)	2005	2004	2003*

Assets
Eastman Division Segments
CASPI	$1,393	$1,486	$1,792
PCI	1,589	1,627	1,685
SP	689	702	762
Total	3,671	3,815	4,239

Voridian Division Segments
Polymers	1,416	1,414	1,351
Fibers	675	580	614
Total	2,091	1,994	1,965

Developing Businesses Division
DB	11	30	40
Total	11	30	40

Total Eastman Chemical Company	$5,773	$5,839	$6,244

Depreciation Expense
Eastman Division Segments
CASPI	$55	$57	$79
PCI	76	87	94
SP	47	43	41
Total	178	187	214

Voridian Division Segments
Polymers	74	72	69
Fibers	35	39	37
Total	109	111	106

Developing Businesses Division
DB	--	4	14
Total	--	4	14

Total Eastman Chemical Company	$287	$302	$334

Capital Expenditures
Eastman Division Segments
CASPI	$46	$50	$77
PCI	63	65	56
SP	67	36	7
Total	176	151	140

Voridian Division Segments
Polymers	137	67	52
Fibers	28	14	34
Total	165	81	86

Developing Businesses Division
DB	2	16	4
Total	2	16	4

Total Eastman Chemical Company	$343	$248	$230

* Assets for 2003 have been realigned to reflect certain product movements between CASPI and PCI segments effective in the first quarter 2004.

(Dollars in millions)	2005	2004	2003
Geographic Information
Revenues
United States	$3,886	$3,456	$3,074
All foreign countries	3,173	3,124	2,726
Total	$7,059	$6,580	$5,800

Long-Lived Assets, Net
United States	$2,508	$2,481	$2,542
All foreign countries	654	711	877
Total	$3,162	$3,192	$3,419

22.	QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005

Sales	$1,762	$1,752	$1,816	$1,729
Gross profit	399	374	352	279
Asset impairment and restructuring charges	9	10	4	10
Net earnings	162	206	123	66

Net earnings per share (1)
Basic	$2.04	$2.55	$1.51	$0.81
Diluted	$2.00	$2.51	$1.50	$0.81

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter[2]	Fourth Quarter[2]

2004

Sales	$1,597	$1,676	$1,649	$1,658
Gross profit	235	270	257	216
Asset impairment and restructuring charges	67	79	42	18
Net earnings (loss)	(6)	84	38	54

Net earnings (loss) per share (1)
Basic	$(0.07)	$1.08	$0.50	$0.69
Diluted	$(0.07)	$1.07	$0.49	$0.68

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
(2) On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment.

23.	RECENTLY ISSUED ACCOUNTING STANDARDS

In November, 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”. The standard adopts the International Accounting Standards Board’s view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the Statement clarifies the meaning of the term 'normal capacity'. The provisions of this Statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the effect of SFAS No. 151 and determined that it does not materially impact its consolidated financial position, liquidity, or results from operations.

In December, 2004 the FASB issued SFAS No. 123 (Revised), “Share-Based Payment.” SFAS No. 123(R) revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25- Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all companies that award their employees stock-based compensation to recognize these transactions in their financial statements based on the grant-date fair value of the award. This differs from the requirements of SFAS No. 123 which permitted the option of adopting SFAS No. 123 and reflecting these transactions in the financial statements or the continued application of APB Opinion No. 25 requiring only pro forma disclosure of the effects on net earnings and earnings per share as if SFAS No. 123 had been adopted. Through the end of 2005, the Company has elected to continue application of APB Opinion No. 25 with the pro forma disclosure required for SFAS No. 123. However, the Company is required to implement the provisions of SFAS No. 123(R) effective January 1, 2006.

SFAS No. 123(R) requires the Company, as of the required effective date of application, to implement the standard using a modified version of prospective application. Under this method, compensation expense is recognized for the following: 1) the portion of outstanding awards at the effective date of implementation for which the requisite employee service has not yet been rendered, based upon the grant-date fair value of those awards calculated under SFAS No. 123 for pro forma disclosure purposes, and 2) all new awards, modified awards, repurchased awards, or cancelled awards after the effective date of implementation.

Under previous reporting guidance, the following types of share-based compensation awards have been recorded in the financial statements: 1) unrestricted common stock awards, 2) restricted common stock awards, 3) stock appreciation rights payable in cash and 4) long-term performance awards payable in the form of shares of common stock or cash. The implementation of SFAS No. 123(R) includes the additional requirement to recognize compensation expense of stock option awards in the financial statements. The outstanding quantity and value of existing stock option awards at December 31, 2005 for which the requisite service period has not been provided and for which compensation expense will be recognized in the financial statements after the effective date of application total 1,990,617 options and approximately $17 million over three years. The Company did not modify any awards granted prior to January 1, 2006 to affect early vesting which would have eliminated the required service period to be provided after the effective date of application and eliminated recognition of compensation expense related thereto. Further, there have not been any changes in the quantity or type of share-based payment awards solely due to the implementation of SFAS No. 123(R).

The determination of the grant-date fair value of share-based compensation awards is based upon observable prices of financial equity instruments actively traded in open markets or, if not available, as in the case of the Company's stock option awards and stock appreciation rights awards, an option pricing financial model should be used to estimate the fair value of the award. Eastman has relied upon the use of the Black-Scholes-Merton model to determine the value of its stock options and stock appreciation rights under SFAS No. 123 and will continue to do so under SFAS No. 123(R). As discussed in Note 15 to the Company’s consolidated financial statements in Part II, Item 8 of this 2005 Annual Report on Form 10-K., the use of any financial model may require the use of highly subjective input assumptions that may materially affect the fair value estimate. Refer to this footnote to review these assumptions for 2005, 2004 and 2003.

All share-based employee compensation expense will be reflected in the earnings statement within the selling, general and administrative expense line item with an offset to paid-in-capital or non-current liabilities in the statement of financial position dependent upon classification as a liability award or equity award. Awards classified as liabilities require the use of cash or other assets to effect payment while equity awards reflect payment through stock issuances. The federal income tax and state income tax consequences of recognition for share-based compensation are reflected in the earnings statement as a credit to current period income tax expense with an offset in the statement of financial position as deferred income taxes in the other non-current assets line item. Additionally, SFAS No. 123(R) requires that cash inflows related to the realized tax benefits in excess of the amount recorded in the financial statements be recognized in the statement of cash flows as a cash inflow from financing and a cash outflow from operating activities.

24.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES, NET OF TAX

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

25.  RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

		Additions
(Dollars in millions)	Balance at January 1, 2003	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2003
Reserve for:
Doubtful accounts and returns	$32	$8	$--	$12	$28
Environmental contingencies	60	1	--	--	61
Deferred tax valuation allowance	132	43	--	--	175
	$224	$52	$--	$12	$264

	Balance at January 1, 2004				Balance at December 31, 2004

Reserve for:
Doubtful accounts and returns	$28	$4	$--	$17	$15
Environmental contingencies	61	--	--	5	56
Deferred tax valuation allowance	175	39	7	--	221
	$264	$43	$7	$22	$292

	Balance at January 1, 2005				Balance at December 31, 2005

Reserve for:
Doubtful accounts and returns	$15	$9	$--	$4	$20
Environmental contingencies	56	4	--	9	51
Deferred tax valuation allowance	221	(21)	(3)	--	197
	$292	$(8)	$(3)	$13	$268

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2005.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2005 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The material under the heading "Proposals to be Voted Upon at the Annual Meeting--Item 1--Election of Directors" up to (but not including) the subheading "Director Independence,"  the material under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), and the material in Note 14 to the Summary Compensation Table under the heading "Executive Compensation--Compensation Tables", each as included and to be filed in the 2006 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a code of ethics and business conduct applicable to the chief executive officer, chief financial officer and the controller of the Company. See “Part I - Item 1. Business - Available Information - SEC Filings and Corporate Governance Materials”.

ITEM 11. EXECUTIVE COMPENSATION

The material under the headings "Proposals to be Voted Upon at the Annual Meeting--Item 1--Election of Directors--Director Compensation" as included and to be filed in the 2006 Proxy Statement is incorporated by reference herein in response to this Item. In addition, the material under the heading "Executive Compensation" as included and to be filed in the 2006 Proxy Statement is incorporated by reference herein in response to this Item, except for the material under the subheadings " -- Compensation and Management Development Committee Report on Executive Compensation" and " -- Performance Graph," which are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Stock Ownership of Certain Beneficial Owners" as included and to be filed in the 2006 definitive Proxy Statement is incorporated by reference herein in response to this Item.

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

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2005 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	6,616,800	(1)	$48	2,954,500	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	6,616,800		$48	2,954,500

(1) Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company’s 1994, 1997, and 2002 Omnibus Long-Term Compensation Plans; the 1994, 1999, and 2002 Director Long-Term Compensation Plans; and the 1996 Non-Employee Director Stock Option Plan.

(2) Shares of common stock available for future grants under the Company’s 2002 Omnibus Long-Term Compensation Plan, the 2002 Director Long-Term Compensation Plan, and the 1996 Non-Employee Director Stock Option Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There are no transactions or relationships since the beginning of the last completed fiscal year required to be reported in response to this Item.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company’s Board of Directors under the heading "Item 2 - Ratification of Appointment of Independent Accountants" as included and to be filed in the 2006 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ J. Brian Ferguson
J. Brian Ferguson
Chairman of the Board and Chief Executive Officer

Date:	March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ J. Brian Ferguson	Chairman of the Board of Directors	March 13, 2006
J. Brian Ferguson	and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Richard A. Lorraine	Senior Vice President and	March 13, 2006
Richard A. Lorraine	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Curtis E. Espeland	Vice President and	March 13, 2006
Curtis E. Espeland	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS:

/s/ Michael P. Connors	Director	March 13, 2006
Michael P. Connors

/s/ Stephen R. Demeritt	Director	March 13, 2006
Stephen R. Demeritt

/s/ Donald W. Griffin	Director	March 13, 2006
Donald W. Griffin

/s/ Robert M. Hernandez	Director	March 13, 2006
Robert M. Hernandez

/s/ Renee J. Hornbaker	Director	March 13, 2006
Renẻe J. Hornbaker

/s/ Howard L. Lance	Director	March 13, 2006
Howard L. Lance

/s/ Thomas H. McLain	Director	March 13, 2006
Thomas H. McLain

/s/ David W. Raisbeck	Director	March 13, 2006
David W. Raisbeck

/s/ Peter M. Wood	Director	March 13, 2006
Peter M. Wood

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.10
$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, N.A., as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request

4.11
Amended and Restated Credit Agreement, dated as of April 7, 2004 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citicorp USA, Inc., as Agent (incorporated herein by reference to Exhibit 4.12 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.13	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.14	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s Current Report on Form 8-K dated December 4, 2003)

10.01*
Amended and Restated Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, (the "September 30, 2002 10-Q")

10.02*	Eastman Unit Performance Plan as amended and restated January 1, 2004 (incorporated herein by reference to Exhibit 10.09 to the 2003 10-K)

10.03*	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix A to Eastman Chemical Company’s 2002 Annual Meeting Proxy Statement)

10.04*
Amended and Restated Eastman Executive Deferred Compensation Plan (incorporated herein by referenced to Exhibit 10.05 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.05*
Eastman Excess Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.10 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001, (the "2001 10-K")

10.06*	Eastman Unfunded Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.11 to the 2001 10-K)

10.07*
Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 10.12 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001 and superseded by the form of Executive Change-in-Control Severance Agreements filed as Exhibit 10.30 hereto)

10.08*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2005 performance year (incorporated herein by reference to Eastman Chemical Company’s Current Report on Form 8-K dated December 2, 2004)

10.09*	2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company’s 2002 Annual Meeting Proxy Statement)

10.10*	1996 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.11*	Amended Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.12*	Employment Agreement between Eastman Chemical Company and James P. Rogers (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.13*	Eastman 2000-2002 Long-Term Performance Subplan of 1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.20 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K"))

10.14*	Form of Award Notice for Stock Options Granted to Managers under Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.21 to the 1999 10-K)

10.15*
Form of Indemnification Agreements between Theresa K. Lee, Gregory O. Nelson, James P. Rogers and Eastman Chemical for service as directors of Genencor International, Inc. (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.16*
Notice of Restricted Stock Granted Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated October 7, 2002 (incorporated herein by reference to Exhibit 10.01 to the September 30, 2002 10-Q)

10.17*	Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the September 30, 2002 10-Q)

10.18*	Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to the September 30, 2002 10-Q)

10.19*	Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the 2003 10-K)

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.26*	Eastman 2004-2005 Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.32 to the 2003 10-K)

10.27*	Eastman 2004-2006 Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.33 to the 2003 10-K)

10.28*
Form of Award Notice of Nonqualified Stock Option Granted to Executive Officers Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the “September 30, 2004 10-Q”)

10.29*
Form of Performance Share Award Subplan of the 2002 Omnibus Long-Term Compensation Plan 2005 - 2007 Performance Period Effective January 1, 2005 (incorporated herein by reference to Exhibit 10.02 to the September 30, 2004 10-Q)

10.30*
Form of Executive Change-in-Control Severance Agreements (incorporated herein by reference to Eastman Chemical Company's Current Report on Form 8-K dated December 5, 2005 regarding New Executive Change-in-Control Severance Agreements, which supersede the former Executive Severance Agreements referenced in Exhibit 10.07 hereto)

10.31*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2006 performance year (incorporated herein by reference to Eastman Chemical Company’s Current Report on Form 8-K dated December 6, 2005)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	131

21.01	Subsidiaries of the Company	132 - 134

23.01	Consent of Independent Registered Public Accounting Firm	135

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2005	136

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2005	137

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2005	138

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2005	139

99.01	CASPI segment detail of sales revenue, operating earnings (loss) and asset impairments and restructuring charges	140

99.02	Eastman Chemical Company detail of sales revenue and Eastman Division detail of sales revenue	141

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.