Form 10-Q
period 2006-03-31
EASTMAN CHEMICAL CO
filed 2006-05-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one);
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at March 31, 2006
Common Stock, par value $0.01 per share	81,758,708
(including rights to purchase shares of Common Stock or Participating Preferred Stock)

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 42 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 41

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

1.	Financial Statements

	Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings	3
	Consolidated Statements of Financial Position	4
	Unaudited Consolidated Statements of Cash Flows	5
	Notes to Unaudited Consolidated Financial Statements	6

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

4.	Controls and Procedures	37

PART II. OTHER INFORMATION

1.	Legal Proceedings	38

1A.	Risk Factors	38

2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

6.	Exhibits	41

SIGNATURES

Signatures	40

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Quarter
(Dollars in millions, except per share amounts)	2006	2005

Sales	$1,803	$1,762
Cost of sales	1,472	1,363
Gross profit	331	399

Selling and general administrative expenses	98	109
Research and development expenses	42	39
Asset impairments and restructuring charges, net	7	9
Other operating income	-	(2)
Operating earnings	184	244

Interest expense, net	20	30
Income in equity investment in Genencor	--	(2)
Other income, net	(1)	(1)
Earnings before income taxes	165	217
Provision for income taxes	60	55
Net earnings	$105	$162

Earnings per share
Basic	$1.28	$2.04
Diluted	$1.27	$2.00

Comprehensive Income
Net earnings	$105	$162
Other comprehensive income (loss)
Change in cumulative translation adjustment	17	(23)
Change in minimum pension liability, net of tax	--	(1)
Change in unrealized gains (losses) on derivative instruments, net of tax	3	12
Total other comprehensive income (loss)	20	(12)
Comprehensive income	$125	$150

Retained Earnings
Retained earnings at beginning of period	$1,923	$1,509
Net earnings	105	162
Cash dividends declared	(36)	(35)
Retained earnings at end of period	$1,992	$1,636

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$485	$524
Trade receivables, net of allowance of $16 and $20	635	575
Miscellaneous receivables	80	81
Inventories	683	671
Other current assets	46	73
Total current assets	1,929	1,924

Properties
Properties and equipment at cost	9,670	9,597
Less: Accumulated depreciation	6,494	6,435
Net properties	3,176	3,162

Goodwill	312	312
Other noncurrent assets	365	375
Total assets	$5,782	$5,773

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$993	$1,047
Borrowings due within one year	4	4
Total current liabilities	997	1,051

Long-term borrowings	1,587	1,621
Deferred income tax liabilities	311	317
Post-employment obligations	1,021	1,017
Other long-term liabilities	149	155
Total liabilities	4,065	4,161

Stockholders’ equity
Common stock ($0.01 par value - 350,000,000 shares authorized; shares issued - 89,687,597 and 89,566,115 for 2006 and 2005, respectively)	1	1
Additional paid-in capital	336	320
Retained earnings	1,992	1,923
Accumulated other comprehensive loss	(180)	(200)
	2,149	2,044
Less: Treasury stock at cost (8,035,660 shares for 2006 and 8,034,901 shares for 2005)	432	432

Total stockholders’ equity	1,717	1,612

Total liabilities and stockholders’ equity	$5,782	$5,773

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Quarter
(Dollars in millions)	2006	2005

Cash flows from operating activities
Net earnings	$105	$162

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	74	76
Asset impairments	6	1
Benefit for deferred income taxes	22	(11)
Changes in operating assets and liabilities:
Increase in receivables	(55)	(56)
Increase in inventories	(9)	(94)
Increase (decrease) in trade payables	(36)	16
Decrease in liabilities for employee benefits and incentive pay	(82)	(36)
Other items, net	12	45

Net cash provided by operating activities	37	103

Cash flows from investing activities
Additions to properties and equipment	(78)	(50)
Proceeds from sale of assets and investments	7	3
Additions to capitalized software	(4)	(3)
Other items, net	(1)	(1)

Net cash used in investing activities	(76)	(51)

Cash flows from financing activities
Net increase in commercial paper, credit facility and other short-term borrowings	35	6
Dividends paid to stockholders	(36)	(35)
Proceeds from stock option exercises and other items	1	46

Net cash provided by financing activities	--	17

Effect of exchange rate changes on cash and cash equivalents	--	(1)

Net change in cash and cash equivalents	(39)	68

Cash and cash equivalents at beginning of period	524	325

Cash and cash equivalents at end of period	$485	$393

The accompanying notes are an integral part of these consolidated financial statements.

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2005 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2005 Annual Report on Form 10-K. In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. The Company has reclassified certain 2005 amounts to conform to the 2006 presentation including the reclassification of segment sales and operating earnings. For additional information, see Note 15 to the unaudited consolidated financial statements.

2.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2006	2005

At FIFO or average cost (approximates current cost)
Finished goods	$666	$664
Work in process	208	207
Raw materials and supplies	255	247
Total inventories	1,129	1,118
LIFO Reserve	(446)	(447)
Total inventories	$683	$671

Inventories valued on the LIFO method were approximately 65% of total inventories in both periods.

3.	OTHER NONCURRENT ASSETS AND LIABILITIES

The Company has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant. This investment is accounted for under the equity method. During fourth quarter 2005, the Company provided a line of credit to the joint venture of up to $125 million, which Primester fully utilized to repay the principal amount of the joint venture's third-party borrowings, previously guaranteed by Eastman. The Company holds an interest-bearing note receivable. Eastman's investment in the joint venture was approximately $87 million and $86 million at March 31, 2006 and December 31, 2005, respectively, which was comprised of the recognized portion of the venture's accumulated deficits and the line of credit of $125 million. Such amount was included in other noncurrent assets.

Eastman also owns a 50 percent interest in Nanjing Yangzi Eastman Chemical Ltd. (“Nanjing”), a company which manufactures Eastotac hydrocarbon tackifying resins for the adhesives market. This joint venture is accounted for under the equity method and is included in other noncurrent assets. At March 31, 2006 and December 31, 2005, the Company’s investment in Nanjing was approximately $5 million.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2006	2005

Trade creditors	$500	$534
Accrued payrolls, vacation, and variable-incentive compensation	83	154
Accrued taxes	63	49
Post-employment obligations	121	134
Interest payable	26	31
Bank overdrafts	76	10
Other	124	135
Total	$993	$1,047

5.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2006	2005	Change

Provision for income taxes	$60	$55	9%
Effective tax rate	36%	25%

The first quarter 2006 effective tax rate reflects the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 35 percent. The implementation of Statement of Financial Accounting Standard ("SFAS") No. 123(R), effective January 1, 2006, did not have a material effect on the Company's effective income tax rate in the first quarter 2006. For additional information, see Note 14 to the unaudited consolidated financial statements. Additionally, the first quarter 2005 effective tax rate reflects a deferred tax benefit resulting from the reversal of a capital loss carryforward valuation allowance.

6.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2006	2005

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
6.30% notes due 2018	179	185
7% notes due 2012	138	142
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	297
Credit facility borrowings	189	214
Other	18	18
Total borrowings	1,591	1,625
Borrowings due within one year	(4)	(4)
Long-term borrowings	$1,587	$1,621

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2006, the Company has credit facilities with various U.S. and foreign banks totaling approximately $890 million as disclosed in Note 7 of Part II, Item 8 - Financial Statements and Supplementary Data, of the 2005 Annual Report on Form 10-K. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), which was amended in April 2006 to extend the expiration date to April 2011, as well as a 156 million Euro credit facility ("Euro Facility") which expires in December 2010. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company's combined revolving credit facility borrowings at March 31, 2006 and December 31, 2005 were $189 million and $214 million at a weighted average interest rate of 2.76 percent and 3.01 percent, respectively.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2011, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

In the third quarter 2003 and the second quarter of 2004, the Company entered into interest rate swaps that converted the effective fixed interest rate to variable rates of $250 million and $100 million, respectively, of the $400 million 7% notes due in 2012. The Company settled $50 million of these interest rate swaps during the first quarter 2005. Cash proceeds received and the gain resulting from the settlement were immaterial. During the second quarter 2005, the Company received cash proceeds and recognized a gain of approximately $2 million resulting from the settlement of $155 million of these interest rate swaps in connection with the early extinguishment of debt. The average effective interest rate on the variable portion of the notes due 2012 was 7.66 percent at March 31, 2006 and 7.22 percent at December 31, 2005. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an approximately $3 million decrease in long-term borrowings and an approximately $3 million increase in other long-term liabilities in the first quarter of 2006. The fair values of the interest rate swaps were a liability of approximately $7 million at March 31, 2006 and $4 million at December 31, 2005.

In the fourth quarter 2003, the Company entered into interest rate swaps that converted the effective fixed interest rate of $150 million of the $250 million 6.30% notes due in 2018 to variable rates such that the average rate on the variable portion was 6.07 percent at March 31, 2006 and 5.63 percent at December 31, 2005. The recording of the fair value of the interest rate swaps and the corresponding debt resulted in an approximately $6 million decrease in long-term borrowings and an approximately $6 million increase in other long-term liabilities in the first quarter of 2006. The fair values of the interest rate swaps were liabilities of $1 million at March 31, 2006, and assets of $5 million at December 31, 2005.

7.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In the first quarter 2006, asset impairments and restructuring charges totaled $7 million, relating primarily to the divestiture of a previously closed manufacturing facility. In the first quarter 2005, the Company recorded approximately $9 million in restructuring charges and fixed asset impairments. Of these charges, $4 million related to the previously announced decision to restructure and reintegrate Cendian Corporation's ("Cendian") logistics activities. The carrying value of the fixed assets was written down to fair value, as established by market data. The Company also recognized approximately $4 million in severance charges within its Performance Chemicals and Intermediates (“PCI”) segment related to the expected severance of approximately 90 employees at the Company's Batesville, Arkansas manufacturing facility. The decision to separate these employees was made in order to achieve a more competitive cost structure. Also in first quarter 2005, the Company recognized approximately $1 million in site closure costs related to previously announced closures of certain manufacturing facilities.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2005 and the first quarter 2006:

(Dollars in millions)	Balance at January 1, 2005	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2005

Non-cash charges	$--	$12	$(12)	$--	$--
Severance costs	26	3	--	(26)	3
Site closure and other restructuring costs	9	18	(1)	(19)	7
Total	$35	$33	$(13)	$(45)	$10

	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2006

Non-cash charges	$--	$6	(6)	--	$--
Severance costs	3	--	--	--	3
Site closure and other restructuring costs	7	1	--	(1)	7
Total	$10	$7	(6)	(1)	$10

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

8.	PENSION AND OTHER POST-EMPLOYMENT BENEFITS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

PENSION PLANS

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Benefit Costs
	First Quarter
(Dollars in millions)	2006	2005

Components of net periodic benefit cost:
Service cost	$11	$10
Interest cost	20	20
Expected return on assets	(21)	(19)
Amortization of:
Prior service credit	(2)	(3)
Actuarial loss	9	9
Net periodic benefit cost	$17	$17

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

Summary of Benefit Costs
	First Quarter
(Dollars in millions)	2006	2005

Components of net periodic benefit cost:
Service cost	$2	$2
Interest cost	11	11
Amortization of:
Prior service credit	(6)	(6)
Actuarial loss	4	5
Net periodic benefit cost	$11	$12

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $53 million and $51 million at March 31, 2006 and December 31, 2005, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities’ estimated useful lives for asset retirement obligation costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $20 million to the maximum of $41 million at March 31, 2006 and the minimum or best estimate of $21 million to the maximum of $42 million at December 31, 2005.

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At March 31, 2006, the Company had various purchase obligations totaling approximately $1.7 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $197 million over a period of several years. Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to vehicles, primarily railcars.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at March 31, 2006 and December 31, 2005. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $320 million and $293 million in the first quarter 2006 and 2005, respectively.

Guarantees

Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.
If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at March 31, 2006 totaled $85 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $4 million, $27 million, and $54 million will expire in 2006, 2008, and 2012, respectively.

Variable Interest Entities

The Company has evaluated material relationships and has concluded that the entities are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture which manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at March 31, 2006. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

11.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Hedging Programs

Financial instruments held as part of the hedging programs discussed below are recorded at fair value based upon comparable market transactions as quoted by brokers.

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. For further information, see Note 9 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2006, mark-to-market losses from raw material, currency and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $3 million. If realized, substantially all of these losses will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts did not have a material impact on earnings during the first quarter 2006.

12.	STOCKHOLDERS 'EQUITY

A reconciliation of the changes in stockholders’ equity for the first three months 2006 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2005	1	320	1,923	(200)	(432)	1,612

Net Earnings	--	--	105	--	--	105
Cash Dividends Declared	--	--	(36)	--	--	(36)
Other Comprehensive Income	--	--	--	20	--	20
Stock Option Exercises and Other Items (1)	--	16	--	--	--	16
Balance at March 31, 2006	1	336	1,992	(180)	(432)	1,717

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book purposes have been credited to paid-in capital.

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2004	$155	$(248)	$(8)	$(2)	$(103)
Period change	(94)	(7)	3	1	(97)
Balance at December 31, 2005	61	(255)	(5)	(1)	(200)
Period change	17	--	3	--	20
Balance at March 31, 2006	$78	$(255)	$(2)	$(1)	$(180)

Except for cumulative translation adjustment, amounts of other comprehensive loss are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

13.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2006	2005

Shares used for earnings per share calculation (in millions):
Basic	81.5	79.5
Diluted	82.4	81.0

In the first quarter 2006, common shares underlying options to purchase 2,613,813 shares of common stock at a range of prices from $51.25 to $67.50 were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter 2005, common shares underlying options to purchase 1,290,348 shares of common stock at a range of prices from $56.50 to $67.50 were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

The Company declared cash dividends of $0.44 per share in the first quarter 2006 and 2005.

14.	SHARE-BASED COMPENSATION AWARDS

On January 1, 2006, the Company adopted SFAS No. 123 (Revised December 2004) - Share-Based Payment. SFAS No. 123(R) replaces SFAS No. 123 - Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion ("APB") No. 25 - Accounting for Stock Issued to Employees and amends SFAS No. 95 - Statement of Cash Flows. Prior to adoption, the Company implemented the disclosure-only requirements of SFAS No. 123 and continued to implement the requirements of APB No. 25 for financial statement reporting. Additional information regarding SFAS No. 123(R), SFAS No. 123 and APB No. 25 may be found in Note 23 - Recently Issued Accounting Standards, of Part II, Item 8 - Financial Statements and Supplementary Data, of the Company's 2005 Annual Report on Form 10-K.

The Company adopted SFAS No. 123(R) using the "modified prospective" method that requires compensation expense of all employee and non-employee director share-based compensation awards be recognized in the financial statements based upon their fair value over the requisite service or vesting period: a) based upon the requirements of SFAS No. 123(R) for all new awards granted after the effective date and b) based upon the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. Under the requirements of APB No. 25, the Company was required to recognize compensation cost for such awards unless the employee or non-employee director paid an amount to acquire the awarded shares at least equal to the quoted market price of the stock at the measurement date (typically the date of grant). This requirement resulted in compensation expense recognition and reporting in the financial statements for most share-based awards (unrestricted stock awards, restricted stock awards, long-term performance stock awards and stock appreciation rights) except for stock options, in which, substantially all were awarded at the closing market price of the Company's common stock on the date of grant. Effective with adoption of SFAS No. 123(R), compensation expense related to stock option awards are recognized in the financial statements at their fair value.

The Company is authorized by the Board of Directors under the 2002 Omnibus Long-Term Compensation Plan and 2002 Director Long-Term Compensation Plan to provide grants to employees and non-employee members of the Board of Directors. Additional information regarding compensation plans may be found in Note 15 - Stock Based Compensation Plans, of Part II, Item 8 - Financial Statements and Supplementary Data, of the Company's 2005 Annual Report on Form 10-K. It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require payment by the issuance of common stock and to accept back shares awarded necessary to cover the income taxes of employee participants. Shares of non-employee directors are not acquired for the withholding of their income taxes. Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay for the exercise price of stock option exercises in accordance with the terms and conditions expressly stated in their awards.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with implementation requirements of SFAS No. 123(R) under the modified prospective method, the Company did not restate prior fiscal periods and is required to continue the same disclosure-only requirements of SFAS No. 123 for comparative purposes until all periods reported are comparable on the same basis. The following table illustrates the effect on net earnings and earnings per share as formerly provided under SFAS No. 123:

			First Quarter
(Dollars in millions, except per share amounts)			2006	Proforma 2005

Net earnings, as reported			$105	$162

Add: Stock-based employee compensation
expense included in net earnings, as reported			3	1

Deduct: Total additional stock-based employee
compensation cost, net of tax, that would
have been included in net earnings under
fair value method			(3)	(2)
Pro forma net earnings			$105	$161

Basic earnings per share	As reported		$1.28	$2.04
	Pro forma	$	N.A.	$2.02

Diluted earnings per share	As reported		$1.27	$2.00
	Pro forma	$	N.A.	$2.00

In the first quarter 2006, approximately $5 million of compensation expense before tax was recognized in selling, general and administrative expense in the earnings statement for all share-based awards of which approximately $2 million related to stock options. The impact on net earnings of $3 million is attributable to a $2 million credit to deferred tax expense for recognition of deferred tax assets, calculated at the statutory tax rate of 38%.

The impact on the financial statements of implementing SFAS No. 123(R) is that compensation expense for stock options will now be recorded in the financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards

Option awards are granted to non-employee directors on an annual basis and to employees who meet certain eligibility requirements. A single large volume option grant is usually awarded to eligible employees in the fourth quarter of each year if and when granted by the Compensation Committee of the Board of Directors and occasional individual grants are awarded to eligible employees throughout the year. Substantially all employee and non-employee directors are awarded options at an exercise price equal to the closing price of the Company's stock on the date of grant. The term life of options is ten years with vesting periods that vary up to three years. Actual vesting usually occurs ratably or at the end of the vesting period. The fair value of options cannot be determined by market value as they are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes Merton ("BSM") model which relies on certain assumptions to estimate an option's fair value. These assumptions relevant to options granted in the first quarter 2005 are identified in the table below:

Assumptions	First Quarter 2005

Exercise Price (Weighted Average)	$53.78
Expected term years	6.00
Expected volatility rate	27.90%
Expected dividend yield	3.70%
Average risk-free interest rate	3.50%
Expected forfeiture rate	Actual

The Company did not grant any options in the first quarter 2006.

Prior to adoption of SFAS No. 123(R), the Company calculated the expected term of stock options using a standard formula prescribed in accounting literature which indicated a six year expected term. Effective with the third quarter 2005 large annual option award, the company analyzed historical pre-vesting and post-vesting cancellations, forfeitures, expirations and exercise transactions of large annual grants to determine the expected term. The Company expects to analyze historical transactions preceding the large annual option grant to ensure that all assumptions based upon internal data reflect the most reasonable expectations for fair value analysis.

The volatility rate is derived from actual Company common stock volatility over the same time period as the expected term. The Company uses a weekly high closing stock price based upon daily closing prices in the week. The volatility rate is derived by mathematical formula utilizing the weekly high closing price data.

The expected dividend yield is derived by mathematical formula which uses the expected Company annual dividends over the expected term divided by the fair market value of the Company's common stock at the grant date.

The average risk-free interest rate is derived from United States Department of Treasury published interest rates of daily yield curves for the same time period as the expected term.

Prior to adoption of SFAS No. 123(R), the Company did not estimate forfeitures and recognized them as they occurred for proforma disclosure of share-based compensation expense. With adoption of SFAS No. 123(R), estimated forfeitures must be considered in recording share-based compensation expense. While not actually utilized by the BSM model to determine the fair value amount of a share-based payment award, it is a factor that must be estimated, monitored and reviewed over the life of share-based compensation awards to record the most probable expected compensation expense related to the award. Estimated forfeiture rates vary with each type of award affected by several factors, one of which is the varying composition and characteristics of the award participants. Estimated forfeitures for the Company's share-based awards range from 0.75 percent to 10.0 percent with the estimated forfeitures for options at 0.75 percent.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of option activity through the end of the first quarter 2006 and 2005:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding at 12/31/2005	6,616,803	$48.26
Grants	0	$0
Exercises	(24,712)	$37.94		$327,860
Cancelled/Forfeited/Expired	(9,300)	$45.09
Outstanding at 3/31/2006	6,582,791	$48.31	5.8	$29,161,942
Exercisable at 3/31/2006	4,659,784	$47.55	4.5	$24,238,926

Outstanding at 12/31/2004	8,155,148	$46.86
Grants	12,004	$53.78
Exercises	(1,001,557)	$46.59		$11,890,958
Cancelled/Forfeited/Expired	(16,050)	$46.05
Outstanding at 3/31/2005	7,149,545	$46.92	5.7	$81,926,776
Exercisable at 3/31/2005	5,097,152	$50.53	4.6	$41,205,641

(1) Intrinsic value is the amount by which the market price of the stock or the market price at the exercise date underlying the option exceeds the exercise price of the option.

A total of 1,923,007 options are unvested at the end of first quarter 2006 for which $15 million in compensation expense will be recognized over 3 years. Cash proceeds from the exercise of options in first quarter 2006 total approximately $1 million and a related tax benefit of approximately $0.1 million.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has long-term performance stock awards, restricted stock awards and stock appreciation rights. The long-term performance awards are based upon return on capital and total shareholder return. The recognized compensation cost before tax for these other share-based awards in the first quarter 2006 and first quarter 2005 is approximately $3 million and $1 million, respectively. The unrecognized compensation cost before tax for these awards in the first quarter 2006 and first quarter 2005 total approximately $26 million and $18 million, respectively, to be recognized over approximately three years for each period.

15.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment, the Fibers segment, the PCI segment, the Polymers segment and the Specialty Plastics ("SP") segment. The Company's segments were previously aligned in a divisional structure that provided for goods and services to be transferred between divisions at predetermined prices that may have been in excess of cost, which resulted in the recognition of intersegment sales revenue and operating earnings. Such interdivisional transactions were eliminated in the Company's consolidated financial statements. In first quarter 2006, the Company realigned its organizational structure to support its growth strategy and to better reflect the integrated nature of the Company's assets. A result of the realigned organizational structure is that goods and services are transferred among the segments at cost. As part of this change, the Company's segment results have been restated to eliminate the impact of interdivisional sales revenue and operating earnings. For additional information on the Company's products, refer to Note 21 of the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K and the United States Securities and Exchange Commission Form 8-K filed on April 20, 2006.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

With the recent actions taken in the Developing Businesses ("DB") segment, including the shutdown and reintegration of Cendian's logistics activities in second quarter 2005 and the sale of Ariel Research Corporation, a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations in fourth quarter 2004, the criteria for a reportable operating segment are no longer met. Management has determined that the DB segment is not of continuing significance for financial reporting purposes. As a result, revenues and costs previously included in the DB segment and research and development expenditures not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" revenues and operating losses.

	First Quarter
(Dollars in millions)	2006	2005
Sales by Segment
CASPI	$349	$319
Fibers	230	200
PCI	411	389
Polymers	626	656
SP	187	177
Total Sales by Segment	1,803	1,741
Other	--	21

Total Eastman Chemical Company	$1,803	$1,762

	First Quarter
(Dollars in millions)	2006	2005

Operating Earnings (Loss) (1)
CASPI	$55	$67
Fibers	66	48
PCI	41	45
Polymers	17	84
SP	18	21
Total Operating Earnings by Segment	197	265
Other	(13)	(21)

Total Eastman Chemical Company	$184	$244

(1)
Operating earnings (loss) includes the impact of asset impairments and restructuring charges, goodwill impairments, and other operating income and expense as described in Note 7 in this Form 10-Q. As previously discussed, operating earnings (loss) for 2005 have been restated to eliminate the effects of interdivisional sales.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2006	2005

Assets by Segment
CASPI	$1,431	$1,393
Fibers	637	675
PCI	1,469	1,589
Polymers	1,489	1,416
SP	752	689
Total Assets by Segment	5,778	5,762
Other	4	11

Total Eastman Chemical Company	$5,782	$5,773

16.	LEGAL MATTERS

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

Sorbates Litigation

Two civil cases relating to sorbates remain. The first is a case filed by a multi-state class of indirect purchasers seeking claimed damages, whose claims have been dismissed by Tennessee's trial court and that state's court of appeals. The Tennessee Supreme Court affirmed the dismissal of the plaintiffs' claims, and subsequently the trial court denied a motion to amend the complaint, ruling the case over. An appeal of the trial court's determination has been filed. The second is a case filed by New York's attorney general, also seeking claimed damages. The trial court has dismissed New York's claims, and the plaintiffs have filed a notice of appeal.
Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos at Eastman’s manufacturing sites and sought unspecified monetary damages and other relief. Historically, these cases have been dismissed or settled without a material effect on Eastman’s financial condition, results of operations, or cash flows.

In recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously the approximately 1,500 pending claims or to settle them on acceptable terms.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect SFAS No. 155 will have on its consolidated financial position, liquidity, or results from operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities; requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable; permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect SFAS No. 156 will have on its consolidated financial position, liquidity, or results from operations.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2005 Annual Report on Form 10-K, and the unaudited interim consolidated financial statements, including related notes, included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States, the Eastman Chemical Company's  (the "Company" or "Eastman") management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impaired assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies listed and described in Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Company's 2005 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales revenue in first quarter 2006 was $1.8 billion, a 2 percent increase over first quarter 2005. Operating earnings were $184 million in first quarter 2006, a $60 million decrease from first quarter 2005. These results reflect the sustained performance throughout the Company that was offset by lower gross margins and lower sales volumes for the polyethylene terephthalate ("PET") product line in the Polymers segment. First quarter 2006 results were also negatively impacted by $7 million in asset impairments and restructuring charges compared to $9 million in first quarter 2005.

First-quarter 2006 results were negatively impacted by approximately $19 million of costs associated with operational disruptions at the Company's Longview, Texas, manufacturing facility.

The Company generated $37 million in cash from operating activities during first quarter 2006 primarily due to continued strong net earnings. Cash flow from operations for first quarter 2006 decreased by $66 million compared with first quarter 2005 primarily due to decreased net earnings, the payout of incentive compensation from 2005 and increased U.S defined benefit pension funding, partially offset by a decrease in seasonal growth in working capital requirements.

With the successful implementation of the Company's turnaround strategy, as evidenced by strong operating results and strengthened financial profile, the Company believes that it is positioned for profitable growth. In first quarter 2006, the Company realigned its management and organizational structure around common technologies and manufacturing streams to focus on ensuring growth in core businesses and on being able to take full advantage of growth opportunities. This growth will be focused in markets in which the Company has expertise and deep understanding, and where it can leverage the technological innovation it has built over the past 85 years.

RESULTS OF OPERATIONS

	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2006	2005	Change

Sales	$1,803	$1,762	2%	1%	5%	(2) %	(2) %

Sales revenue for first quarter 2006 increased $41 million over first quarter 2005. The increase was primarily due to higher selling prices in response to higher raw material and energy costs and strong economic conditions, which were partially offset by unfavorable product mix and unfavorable foreign currency exchange rates.

	First Quarter
(Dollars in millions)	2006	2005	Change

Gross Profit	$331	$399	(17) %
As a percentage of sales	18.4%	22.7%

Gross profit and gross profit as a percentage of sales for first quarter 2006 decreased compared to the first quarter 2005 primarily due to reduced gross margins in the Polymers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Quarter
(Dollars in millions)	2006	2005	Change

Selling, General and Administrative Expenses (SG&A)	$98	$109	(10) %
Research and Development Expenses (R&D)	42	39	8%
	$140	$148
As a percentage of sales	7.8%	8.4%

SG&A costs for the first quarter 2006 decreased primarily due to the reintegration of Cendian Corporation ("Cendian"), as well as lower bad debt expense and lower employee related costs. SG&A costs in first quarter 2006 include compensation expense under Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised December 2004) - "Share-Based Payment". For more information on SFAS No. 123(R), see Note 14 to the Company's unaudited consolidated financial statements. R&D expenses increased $3 million in first quarter 2006 compared to first quarter 2005 primarily due to increased spending on growth initiatives. The Company expects that R&D costs will be approximately 3 percent of revenue in 2006.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $7 million in first quarter 2006, compared to $9 million in first quarter 2005. The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation. For more information regarding asset impairments and restructuring charges, see Note 7 to the Company's unaudited consolidated financial statements.

Other Operating (Income) Expense, Net

Other operating income for first quarter 2005 was a gain of $2 million related to the 2004 divestiture of certain businesses and product lines within the Coatings, Adhesives, and Specialty Polymers ("CASPI") segment.

Interest Expense, Net

	First Quarter
(Dollars in millions)	2006	2005	Change

Gross interest costs	$28	$34
Less: Capitalized interest	2	1
Interest expense	26	33	(21)%
Less: Interest income	6	3
Interest expense, net	$20	$30	(33)%

Gross interest costs for the first quarter 2006 were lower compared to the first quarter 2005 due to lower average borrowings that more than offset higher average interest rates. Higher interest income reflected larger average cash levels and higher average interest rates.

For 2006, the Company expects net interest expense to decrease compared to 2005 due to lower anticipated average borrowings, increased capitalized interest and higher interest income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2006	2005

Other income	$(3)	$(4)
Other charges	2	3
Other (income) charges, net	$(1)	$(1)

Included in other income are the Company’s portion of earnings from its equity investments, gains on the sale of certain technology business venture investments, royalty income, and net gains on foreign exchange transactions. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, and fees on securitized receivables.

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2006	2005	Change

Provision for income taxes	$60	$55	9%
Effective tax rate	36%	25%

The first quarter 2006 effective tax rate reflects the Company's expected tax rate on reported normalized operating earnings before income tax of approximately 35 percent. The increase in the effective tax rate over first quarter 2005 is primarily attributable to lower foreign earnings in favorable tax jurisdictions and to a decrease in tax deductions for charitable donations.

The first quarter 2005 effective tax rate reflects the Company's expected tax rate on reported normalized operating earnings before income tax of approximately 30 percent and a net deferred tax benefit adjustment related to the expected utilization of capital loss carryforwards.

As described in Note 19 to the consolidated financial statements in Part II, Item 8 of the Company’s 2005 Annual Report on Form 10-K, the Company has significant net operating loss carryforwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carryforwards is greater or less than anticipated.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Polymers segment and the Specialty Plastics ("SP") segment. The Company's segments were previously aligned in a divisional structure that provided for goods and services to be transferred between divisions at predetermined prices that may have been in excess of cost, which resulted in the recognition of intersegment sales revenue and operating earnings. Such interdivisional transactions were eliminated in the Company's consolidated financial statements. In first quarter 2006, the Company realigned its organizational structure to support its growth strategy and to better reflect the integrated nature of the Company's assets. A result of the realigned organizational structure is that goods and services are transferred among the segments at cost. As part of this change, the Company's segment results for have been restated to eliminate the impact of interdivisional sales revenue and operating earnings. For additional information on the segments' products, refer to Note 21 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K and the United States Securities and Exchange Commission Form 8-K filed on April 20, 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

With the recent actions taken in the Developing Businesses ("DB") segment, including the shutdown and reintegration of Cendian's logistics activities in second quarter 2005 and the sale of Ariel Research Corporation, a provider of international chemical and regulatory compliance solutions for environmental, health and safety operations in fourth quarter 2004, the criteria for a reportable operating segment are no longer met. Management has determined that the DB segment is not of continuing significance for financial reporting purposes. As a result, revenues and costs previously included in the DB segment and research and development expenditures not identifiable to an operating segment are not included in segment operating results for either of the periods presented. For additional information, refer to Note 15 to the unaudited consolidated financial statements.

CASPI Segment
	First Quarter
			$	%
(Dollars in millions)	2006	2005	Change	Change

Sales	$349	$319	$30	10%
Volume effect			(2)	(1)%
Price effect			34	11%
Product mix effect			5	2%
Exchange rate effect			(7)	(2)%

Operating earnings	55	67	(12)	(18) %

Asset impairments and restructuring charges, net	7	1	(6)

Other operating income	--	2	(2)

The increase in sales revenue of $30 million for the first quarter 2006 compared to the first quarter 2005 was primarily due to an increase in selling prices.

 Operating earnings decreased $12 million compared to first quarter 2005, particularly in adhesives product lines, due primarily to moderately lower sales volume and the unfavorable effect of a strengthening U.S. dollar versus the Euro. Operating earnings also included asset impairments and restructuring charges of $7 million related primarily to the divestiture of a previously closed manufacturing facility.
Fibers Segment
	First Quarter
			$	%
(Dollars in millions)	2006	2005	Change	Change

Sales	$230	$200	$30	15%
Volume effect			35	17%
Price effect			24	12%
Product mix effect			(28)	(14)%
Exchange rate effect			(1)	--%

Operating earnings	66	48	18	38%

Sales revenue increased by 15 percent primarily due to higher sales volume and higher selling prices that were partially offset by an unfavorable shift in product mix. The increased sales volume was due to strong demand for acetyl chemical products resulting from strengthened global industry acetate tow demand and an increase in market share for the Company's acetate yarn products due to a change in industry structure. The unfavorable shift in product mix was the result of increased sales volume for acetyl chemicals products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased as higher selling prices and increased sales volume more than offset higher raw material and energy costs.

The Company believes that acetate tow has modest growth potential in future years and is evaluating growth options in Europe and Asia.

PCI Segment
	First Quarter
			$	%
(Dollars in millions)	2006	2005	Change	Change

Sales	$411	$389	$22	6%
Volume effect			(20)	(5)%
Price effect			41	11%
Product mix effect			4	1%
Exchange rate effect			(3)	(1)%

Operating earnings	41	45	(4)	(9)%

Asset impairments and restructuring charges, net	--	4	(4)

The increase in sales revenue of $22 million was primarily due to higher selling prices which more than offset lower sales volumes. Selling prices were higher particularly in the intermediates product lines in response to significant increases in raw material and energy costs. The lower sales volume, primarily in the intermediates product lines, was attributed to the impact of an operational disruption at the Company's Longview, Texas, cracker facility.

The decrease in operating earnings of $4 million was primarily attributed to industry capacity additions in Asia that negatively impacted resins intermediate gross margins. Higher selling prices more than offset higher raw material and energy costs for the remaining PCI business.

The Company continues to identify and implement projects to reduce costs and address the performance of underperforming PCI product lines.

Polymers Segment
	First Quarter
			$	%
(Dollars in millions)	2006	2005	Change	Change

Sales	$626	$656	$(30)	(5)%
Volume effect			--	--%
Price effect			(18)	(3)%
Product mix effect			--	--%
Exchange rate effect			(12)	(2)%

Operating earnings	17	84	(67)	(80)%

Sales revenue declined by 5 percent primarily due to lower selling prices and decreased sales volume for PET polymers globally partially offset by higher selling prices for polyethylene product lines. The lower selling prices for PET polymers were attributed to lower global industry capacity utilization rates. Operating earnings declined primarily in PET polymers globally due to lower selling prices. In addition, higher raw material and energy costs more than offset increased selling prices for polyethylene product lines.

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

The Company is evaluating its strategic options related to its non-integrated PET assets outside the United States.

SP Segment
	First Quarter
			$	%
(Dollars in millions)	2006	2005	Change	Change

Sales	$187	$177	$10	5%
Volume effect			5	3%
Price effect			12	6%
Product mix effect			(3)	(2)%
Exchange rate effect			(4)	(2)%

Operating earnings	18	21	(3)	(14)%

Sales revenue for the first quarter 2006 increased $10 million compared to the first quarter 2005 due primarily to higher selling prices.

Operating earnings for first quarter 2006 declined compared with first quarter 2005 primarily due to higher selling prices and increased sales volumes that were more than offset by higher raw material and energy costs, the unfavorable effect of a strengthening U.S. dollar versus the Euro and increased expenditures related to growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	First Quarter
(Dollars in millions)	2006	2005	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,073	$1,010	6%	2%	9%	(5) %	--
Europe, Middle East, and Africa	325	368	(12) %	(6) %	-- %	1%	(7) %
Asia Pacific	211	219	(4) %	(9) %	7%	(1) %	(1) %
Latin America	194	165	18%	23%	(8) %	3%	-- %
	$1,803	$1,762	2%	1%	5%	(2) %	(2) %

Sales revenue in the United States and Canada increased for the first quarter 2006 compared to the first quarter 2005 primarily due to higher selling prices, particularly for the PCI segment and the CASPI segment, which had a $90 million positive impact on sales revenue. The higher selling prices were primarily in response to increases in raw material and energy costs. Unfavorable product mix had a negative impact of $48 million.

Sales revenue in Europe, Middle East and Africa decreased for the first quarter 2006 compared to the first quarter 2005 primarily due to lower sales volumes in the Polymers segment and unfavorable foreign currency exchange rates.

Sales revenue in Asia Pacific decreased for the first quarter 2006 compared to first quarter 2005 primarily due to higher overall selling prices more than offset by lower sales volumes in the Fibers segment, particularly for acetate tow.

Sales revenue in Latin America increased for the first quarter 2006 compared to first quarter 2005 primarily due to higher sales volumes, which were partially offset by lower selling prices, particularly in the Polymers segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information, see Note 9 to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2005 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Quarter
(Dollars in millions)	2006	2005

Net cash provided by (used in)
Operating activities	$37	$103
Investing activities	(76)	(51)
Financing activities	--	17
Effect of exchange rate changes on cash and cash equivalents	--	(1)
Net change in cash and cash equivalents	$(39)	$68

Cash and cash equivalents at end of period	$485	$393

Cash provided by operating activities decreased $66 million in the first quarter 2006 compared to first quarter 2005 primarily due to decreased net earnings, the payout of incentive compensation from 2005 and increased U.S. defined benefit pension funding partially offset by a decrease in seasonal growth in working capital requirements in accounts payable. Cash used in investing activities increased $25 million in the first quarter 2006 compared to first quarter 2005 primarily due to a $28 million increase in additions to properties and equipment. Capital expenditures in 2006 are expected to increase up to $450 million from $343 million in 2005 due primarily to the expected completion of the new PET facility in South Carolina utilizing IntegRex technology, a copolyester intermediates expansion, and other targeted growth initiatives.

Cash provided by financing activities decreased in the first quarter 2006 compared to first quarter 2005 primarily as a result of less cash received from stock option exercises as well as a decrease in credit facility borrowings.

The payment of common stock dividends is reflected in all periods.

In 2006, priorities for use of available cash will be to pay the quarterly cash dividend and fund targeted growth initiatives and the defined benefit pension plans.

Liquidity

At March 31, 2006, the Company has credit facilities with various U.S. and foreign banks totaling approximately $890 million as disclosed in Note 6 of Part II, Item 8 - Financial Statements and Supplementary Data, of the 2005 Annual Report on Form 10-K. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), which was amended in April 2006 to extend the expiration date to April 2011, as well as a 156 million euro credit facility ("Euro Facility") which expires in December 2010. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company's combined revolving credit facility borrowings at March 31, 2006 and December 31, 2005 were $189 million and $214 million at a weighted average interest rate of 2.76 percent and 3.01 percent, respectively.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2011, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding interest rates, refer to Note 6 to the Company's unaudited consolidated financial statements.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission to issue a combined $1.1 billion of debt or equity securities.

The Company contributed $20 million to its U.S. defined benefit pension plan in the first quarter 2006 and expects to contribute a total of $75 million during 2006.

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

Capital Expenditures

Capital expenditures were $78 million and $50 million for the first quarters 2006 and 2005, respectively. The Company expects that capital spending will be up to $450 million primarily due to the expected completion of the new PET facility in South Carolina utilizing IntegRex technology, a copolyester intermediates expansion, and other targeted growth initiatives, which will exceed estimated 2006 depreciation and amortization of $300 million.

Other Commitments

At March 31, 2006, the Company’s obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of up to 25 years. Other borrowings, related primarily to credit facility borrowings, totaled approximately $189 million.

The Company had various purchase obligations at March 31, 2006 totaling approximately $1.7 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $197 million over a period of several years. Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to vehicles, primarily railcars.

Off- Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at March 31, 2006 totaled $85 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $4 million, $27 million, and $54 million will expire in 2006, 2008, and 2012, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As described in Note 10 to the Company’s unaudited consolidated financial statements, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at March 31, 2006 and December 31, 2005. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

The Company has evaluated material relationships and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at March 31, 2006. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

In addition, the Company had other liabilities at March 31, 2006 totaling approximately $1.1 billion related to pension, retiree medical, and other post-employment obligations.

Dividends

The Company declared cash dividends of $0.44 per share in the first quarters 2006 and 2005.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect SFAS No. 155 will have on its consolidated financial position, liquidity, or results from operations.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect SFAS No. 156 will have on its consolidated financial position, liquidity, or results from operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2006, the Company expects:

•
that the volatility of raw material and energy costs will continue and that the Company will continue to pursue pricing strategies and ongoing cost control initiatives to offset the effects on gross profit;

•	strong volumes will be maintained due to continued economic strength, continued substitution of Eastman products for other materials, and new applications for existing products;

•	that pension and other post-employment benefit expenses will be similar to 2005 levels;

•	to contribute approximately $75 million to the Company’s U.S. defined benefit pension plans;

•	net interest expense to decrease compared with 2005 primarily as a result of anticipated lower average borrowings, increased capitalized interest and higher interest income;

•	that R&D costs will be approximately 3 percent of revenue;

•	the effective tax rate to be approximately 35 percent;

•	to continue to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidation of product lines as it continues to focus on profitability;

•
capital expenditures to be up to $450 million and exceed estimated depreciation and amortization of approximately $300 million; in 2006, the Company plans to complete construction of the new PET facility in South Carolina utilizing IntegRex technology, and pursue a copolyester intermediates expansion and other targeted growth initiatives; and

•	that priorities for use of available cash will be to pay the quarterly cash dividend and fund targeted growth initiatives and the defined benefit pension plans.

For the second quarter 2006, the Company expects its normal seasonal improvement in sales volume and continued solid performance from its strong base of earnings, which consists of the Fibers, CASPI and SP segments. It also anticipates continued challenging market conditions for the global PET business in its Polymers segment and high and volatile raw material and energy costs. As a result, the Company expects second-quarter 2006 earnings per share to be similar to first-quarter 2006 earnings per share excluding the impact of asset impairments and restructuring charges.

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

•
The Company has efforts underway to exploit growth opportunities in certain core businesses by developing new products, expanding into new markets, and tailoring product offerings to customer needs. There can be no assurance that such efforts will result in financially successful commercialization of such products or acceptance by existing or new customers or new markets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period. For additional information about the sorbates and asbestos litigation, refer to Note 16 to the unaudited consolidated financial statements.

In June 2005, Eastman Chemical Middelburg, B.V., a wholly owned subsidiary of the Company, (the "Subsidiary") received a summons from the Middelburg (Netherlands) District Court Office to appear before the economic magistrate of that District and respond to allegations that the Subsidiary's manufacturing facility in Middelburg has exceeded certain conditions in the permit that allows the facility to discharge wastewater into the municipal wastewater treatment system. The summons proposed penalties in excess of $100,000 (USD) as a result of the alleged violations. A hearing in this matter took place on July 28, 2005, at which time the magistrate bifurcated the proceeding into two phases: a compliance phase and an economic benefit phase. With respect to the compliance phase, the magistrate levied a fine of less than $100,000. With respect to the economic benefit phase, where the prosecutor's proposed penalty in excess of $100,000 remains pending, the magistrate instructed the parties to submit their respective positions in writing for his review and deliberation. In accordance with the schedule imposed by the magistrate, the Subsidiary submitted its initial written position on September 30, 2005. The prosecution submitted its initial written position on December 23, 2005, and the Subsidiary submitted its reply brief in March 2006. The magistrate has ordered a hearing on May 18, 2006 on the issue of economic benefit. The Subsidiary intends to vigorously contest this matter, including the assessment of an economic benefit penalty, but given the early stage of the proceeding, the ultimate outcome cannot presently be determined. This disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Factors of this 2006 Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1- 31, 2006	--	$--	0	$288
February 1-28, 2006	677	$50.75	0	$288
March 1-31, 2006	82	$50.28	0	$288
Total	759	$50.70	0

(1)
Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock. Shares are not part of any Company repurchase plan.

(2)	Average price paid per share reflects the weighted average closing price of Eastman stock on the business date the shares were surrendered by the employee stockholder.
(3)
The Company was authorized by the Board of Directors on February 4, 1999 to repurchase up to $400 million of its common stock. Common share repurchases under this authorization in 1999, 2000 and 2001 were $51 million, $57 million and $4 million, respectively. The Company has not repurchased any common shares under this authorization after 2001. For additional information see Note 14 to the Company's consolidated financial statements in Part II, Item 8 of the 2005 Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 41.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: May 2, 2006	By:	/s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.11	Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers	43

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.13	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.14	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s Current Report on Form 8-K dated December 4, 2003)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	44

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2006	45

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2006	46

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2006	47

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2006	48