Form 10-Q
period 2006-06-30
EASTMAN CHEMICAL CO
filed 2006-07-31
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at June 30, 2006
Common Stock, par value $0.01 per share	82,262,980
(including rights to purchase shares of Common Stock or Participating Preferred Stock)

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 62 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 45

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

1.	Legal Proceedings	41

1A.	Risk Factors	41

2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

4.	Submission of Matters to a Vote of Security Holders	42

6.	Exhibits	43

SIGNATURES

Signatures	44

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2006	2005	2006	2005

Sales	$1,929	$1,752	$3,732	$3,514
Cost of sales	1,579	1,378	3,051	2,741
Gross profit	350	374	681	773

Selling, general and administrative expenses	113	122	211	231
Research and development expenses	44	39	86	78
Asset impairments and restructuring charges, net	3	10	10	19
Other operating income	--	--	--	(2)
Operating earnings	190	203	374	447

Interest expense, net	21	24	41	54
Income from equity investment in Genencor	--	(171)	--	(173)
Early debt extinguishment costs	--	46	--	46
Other (income) charges, net	(2)	--	(3)	(1)
Earnings before income taxes	171	304	336	521
Provision for income taxes	57	98	117	153
Net earnings	$114	$206	$219	$368

Earnings per share
Basic	$1.39	$2.55	$2.68	$4.59
Diluted	$1.37	$2.51	$2.64	$4.52

Comprehensive Income
Net earnings	$114	$206	$219	$368
Other comprehensive income (loss)
Change in cumulative translation adjustment	23	(56)	40	(79)
Change in minimum pension liability, net of tax	--	1	--	--
Change in unrealized gains (losses) on investments, net of tax	8	1	11	1
Change in unrealized gains (losses) on derivative instruments, net of tax	(1)	1	(1)	13
Total other comprehensive income (loss)	30	(53)	50	(65)
Comprehensive income	$144	$153	$269	$303

Retained Earnings
Retained earnings at beginning of period	$1,992	$1,636	$1,923	$1,509
Net earnings	114	206	219	368
Cash dividends declared	(36)	(36)	(72)	(71)
Retained earnings at end of period	$2,070	$1,806	$2,070	$1,806

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$497	$524
Trade receivables, net of allowance of $16 and $20	750	575
Miscellaneous receivables	93	81
Inventories	728	671
Other current assets	50	73
Total current assets	2,118	1,924

Properties
Properties and equipment at cost	9,705	9,597
Less: Accumulated depreciation	6,496	6,435
Net properties	3,209	3,162

Goodwill	313	312
Other noncurrent assets	362	375
Total assets	$6,002	$5,773

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,050	$1,047
Borrowings due within one year	3	4
Total current liabilities	1,053	1,051

Long-term borrowings	1,581	1,621
Deferred income tax liabilities	305	317
Post-employment obligations	1,049	1,017
Other long-term liabilities	162	155
Total liabilities	4,150	4,161

Stockholders’ equity
Common stock ($0.01 par value - 350,000,000 shares authorized; shares issued - 90,191,995 and 89,566,115 for 2006 and 2005, respectively)	1	1
Additional paid-in capital	363	320
Retained earnings	2,070	1,923
Accumulated other comprehensive loss	(150)	(200)
	2,284	2,044
Less: Treasury stock at cost (8,035,786 shares for 2006 and 8,034,901 shares for 2005)	432	432

Total stockholders’ equity	1,852	1,612

Total liabilities and stockholders’ equity	$6,002	$5,773

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2006	2005

Cash flows from operating activities
Net earnings	$219	$368

Adjustments to reconcile net earnings to net cash provided by operating activities:
Income from equity investment in Genencor	--	(173)
Depreciation and amortization	150	153
Early debt extinguishment costs	--	46
Asset impairments	8	1
Provision for deferred income taxes	29	67
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(156)	(38)
(Increase) decrease in inventories	(49)	(173)
Increase (decrease) in trade payables	59	22
Increase (decrease) in liabilities for employee benefits and incentive pay	(74)	(46)
Other items, net	(23)	(16)

Net cash provided by operating activities	163	211

Cash flows from investing activities
Proceeds from sale of equity investment in Genencor, net	--	417
Additions to properties and equipment	(169)	(124)
Proceeds from sale of assets and investments	11	50
Additions to capitalized software	(8)	(6)
Other items, net	(1)	(2)

Net cash provided by (used in) investing activities	(167)	335

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other short-term borrowings	23	(104)
Repayment of borrowings	--	(544)
Dividends paid to stockholders	(72)	(70)
Proceeds from stock option exercises and other items	24	90

Net cash provided by (used in) financing activities	(25)	(628)

Effect of exchange rate changes on cash and cash equivalents	2	(2)

Net change in cash and cash equivalents	(27)	(84)

Cash and cash equivalents at beginning of period	524	325

Cash and cash equivalents at end of period	$497	$241

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2005 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2005 Annual Report on Form 10-K. In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and, of necessity, include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. The Company has reclassified certain 2005 amounts to conform to the 2006 presentation including the reclassification of segment sales and operating earnings. For additional information, see Note 16 to the unaudited consolidated financial statements.

2.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2006	2005

At FIFO or average cost (approximates current cost)
Finished goods	$637	$664
Work in process	210	207
Raw materials and supplies	328	247
Total inventories	1,175	1,118
LIFO Reserve	(447)	(447)
Total inventories	$728	$671

Inventories valued on the LIFO method were approximately 60% as of June 30, 2006 and 65% as of December 31, 2005 of total inventories.

3.	OTHER NONCURRENT ASSETS

The Company has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant. This investment is accounted for under the equity method. During fourth quarter 2005, the Company provided a line of credit to the joint venture of up to $125 million, which Primester fully utilized to repay the principal amount of the joint venture's third-party borrowings, previously guaranteed by Eastman. The Company holds an interest-bearing note receivable. Eastman's investment in the joint venture was approximately $87 million and $86 million at June 30, 2006 and December 31, 2005, respectively, which was comprised of the recognized portion of the venture's accumulated deficits and the line of credit of $125 million. Such amount was included in other noncurrent assets.

Eastman also owns a 50 percent interest in Nanjing Yangzi Eastman Chemical Ltd. (“Nanjing”), a company which manufactures Eastotac hydrocarbon tackifying resins for the adhesives market. This joint venture is accounted for under the equity method and is included in other noncurrent assets. At June 30, 2006 and December 31, 2005, the Company’s investment in Nanjing was approximately $5 million.

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

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2006	2005

Trade creditors	$600	$534
Accrued payrolls, vacation, and variable-incentive compensation	89	154
Accrued taxes	37	49
Post-employment obligations	80	134
Interest payable	31	31
Bank overdrafts	74	10
Other	139	135
Total	$1,050	$1,047

6.	PROVISION FOR INCOME TAXES

	Second Quarter			First Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Provision for income taxes	$57	$98	(42)%	$117	$153	(24)%
Effective tax rate	33.5%	32.2%		34.9%	29.3%

The second quarter and first six months 2006 effective tax rate reflects the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 35 percent. The implementation of Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised December 2004) - Share Based Payment ("SFAS No. 123 (R)"), effective January 1, 2006, did not have a material effect on the Company's effective income tax rate in the second quarter and first six months 2006. For additional information regarding SFAS 123 (R), see Note 15 to the unaudited consolidated financial statements.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2006	2005

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
6.30% notes due 2018	175	185
7% notes due 2012	137	142
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility borrowings	189	214
Other	17	18
Total borrowings	1,584	1,625
Borrowings due within one year	(3)	(4)
Long-term borrowings	$1,581	$1,621

At June 30, 2006, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $890 million as disclosed in Note 7 of Part II, Item 8 - Financial Statements and Supplementary Data, of the 2005 Annual Report on Form 10-K. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), which was amended in April 2006 to extend the expiration date to April 2011, and a 148 million euro credit facility ("Euro Facility") which expires in December 2010. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company's combined credit facility borrowings at June 30, 2006 and December 31, 2005 were $189 million and $214 million at weighted average interest rates of 3.23 percent and 3.01 percent, respectively.

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

At June 30, 2006 and December 31, 2005, the Company had outstanding interest rate swaps associated with the entire outstanding principle of the 7% notes due in 2012 and $150 million of the outstanding principle of the 6.30% notes due in 2018. The average variable interest rate on the 7% notes was 8.11 percent and 7.22 percent for June 30, 2006 and December 31, 2005, respectively. The average variable interest rate on the 6.30% notes was 6.51 percent and 5.63 percent for June 30, 2006 and December 31, 2005, respectively.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Early Extinguishment of Debt

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash, which resulted in a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the repaid debt was $500 million, as follows:

(dollars in millions)	Book Value

3 1/4% notes due 2008	$178
6.30% notes due 2018	68
7% notes due 2012	254
Total	$500

8.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In the second quarter and first six months 2006, asset impairments and restructuring charges totaled $3 million and $10 million, respectively, relating primarily to previously closed manufacturing facilities.

During the second quarter 2005, the Company recognized asset impairments and restructuring charges of $10 million, primarily related to Cendian Corporation's ("Cendian") shutdown of its business activities as well as the closures of other manufacturing facilities. In the first quarter 2005, the Company recorded approximately $9 million in asset impairments and restructuring charges primarily related to the shutdown of Cendian and the expected severance of approximately 90 employees at the Company's Batesville, Arkansas manufacturing facility.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2005 and the first six months 2006:

(Dollars in millions)	Balance at January 1, 2005	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2005

Non-cash charges	$--	$12	$(12)	$--	$--
Severance costs	26	3	--	(26)	3
Site closure and other restructuring costs	9	18	(1)	(19)	7
Total	$35	$33	$(13)	$(45)	$10

	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2006

Non-cash charges	$--	$8	$(8)	$--	$--
Severance costs	3	--	--	(1)	2
Site closure and other restructuring costs	7	2	--	--	9
Total	$10	$10	$(8)	$(1)	$11

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PENSION AND OTHER POST-EMPLOYMENT BENEFITS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

PENSION PLANS

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2006	2005	2006	2005

Service cost	$11	$11	$22	$21
Interest cost	20	20	40	40
Expected return on assets	(23)	(20)	(44)	(39)
Amortization of:
Prior service credit	(2)	(3)	(4)	(5)
Actuarial loss	10	8	19	17
Net periodic benefit cost	$16	$16	$33	$34

In July 2006, the Company announced plans to change the U.S. defined benefit plans such that employees hired on or after January 1, 2007 will not be eligible for those plans. This change will not impact net periodic benefit cost in 2006 and will begin to impact the financial statements in first quarter 2007.

As of June 30, 2006, the Company has contributed $50 million to its U.S. defined benefit plans during 2006 and expects to contribute an additional $25 million in the second half of 2006.

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

In July 2006, the Company announced  plans to change its EIP/ESOP to provide a company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, will be eligible for the 5 percent contribution to the ESOP as described above.

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

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2006	2005	2006	2005

Service cost	$2	$2	$4	$4
Interest cost	10	11	21	22
Amortization of:
Prior service credit	(6)	(6)	(12)	(12)
Actuarial loss	4	5	8	10
Net periodic benefit cost	$10	$12	$21	$24

In July 2006, the Company announced plans to change its U.S. life insurance and health care benefit plans such that employees hired on or after January 1, 2007 will have access to post-retirement health care benefits only, while Eastman will not provide a company contribution toward the premium cost of post-retirement benefits for those employees. This change will begin to impact the financial statements in first quarter 2007.

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $54 million and $51 million at June 30, 2006 and December 31, 2005, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities’ estimated useful lives for asset retirement obligation costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $21 million to the maximum of $43 million at June 30, 2006 and the minimum or best estimate of $21 million to the maximum of $42 million at December 31, 2005.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At June 30, 2006, the Company had various purchase obligations totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $201 million over a period of several years. Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 45 percent relate to real property, including office space, storage facilities and land; and approximately 40 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at June 30, 2006 and December 31, 2005. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $317 million and $243 million in the second quarter 2006 and 2005, respectively, and $319 million and $268 million for the first six months of 2006 and 2005, respectively.

Guarantees

Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at June 30, 2006 totaled $85 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $4 million, $27 million, and $54 million will expire in 2006, 2008, and 2012, respectively.

Variable Interest Entities

The Company has evaluated material relationships and has concluded that the legal entities involved with these material relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture which manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at June 30, 2006. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

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

At June 30, 2006, mark-to-market gains from raw material, currency and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $6 million. If realized, approximately $4 million of these gains will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts did not have a material impact on earnings during the second quarter and first six months 2006.

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for the first six months 2006 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2005	1	320	1,923	(200)	(432)	1,612

Net Earnings	--	--	219	--	--	219
Cash Dividends Declared	--	--	(72)	--	--	(72)
Other Comprehensive Income	--	--	--	50	--	50
Stock Option Exercises and Other Items (1)	--	43	--	--	--	43
Balance at June 30, 2006	1	363	2,070	(150)	(432)	1,852

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book purposes have been credited to paid-in capital.

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2004	$155	$(248)	$(8)	$(2)	$(103)
Period change	(94)	(7)	3	1	(97)
Balance at December 31, 2005	61	(255)	(5)	(1)	(200)
Period change	40	--	11	(1)	50
Balance at June 30, 2006	$101	$(255)	$6	$(2)	$(150)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Except for cumulative translation adjustment, amounts of other comprehensive loss are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

14.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2006	2005	2006	2005

Shares used for earnings per share calculation:
Basic	81.9	80.7	81.7	80.1
Diluted	83.0	82.0	82.7	81.5

In the second quarter and first six months 2006, common shares underlying options to purchase 942,771 shares of common stock at a range of prices from $53.94 to $63.25 and 2,348,486 shares of common stock at a range of prices from $52.63 to $63.25, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

In the second quarter and first six months 2005, common shares underlying options to purchase 1,306,724 shares of common stock at a range of prices from $56.87 to $67.50 and 802,273 shares of common stock at a range of prices from $56.50 to $63.25, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

The Company declared cash dividends of $0.44 per share in the second quarters 2006 and 2005 and $0.88 per share in the first six months 2006 and 2005.

15.	SHARE-BASED COMPENSATION AWARDS

On January 1, 2006, the Company adopted SFAS No. 123 (R). SFAS No. 123 (R) replaces SFAS No. 123 - Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion ("APB") No. 25 - Accounting for Stock Issued to Employees and amends SFAS No. 95 - Statement of Cash Flows. Prior to adoption, the Company implemented the disclosure-only requirements of SFAS No. 123 and continued to implement the requirements of APB No. 25 for financial statement reporting. Additional information regarding SFAS No. 123 (R), SFAS No. 123 and APB No. 25 may be found in Note 23 - Recently Issued Accounting Standards, of Part II, Item 8 - Financial Statements and Supplementary Data, of the Company's 2005 Annual Report on Form 10-K.

The Company adopted SFAS No. 123 (R) using the "modified prospective" method that requires compensation expense of all employee and non-employee director share-based compensation awards be recognized in the financial statements based upon their fair value over the requisite service or vesting period: a) based upon the requirements of SFAS No. 123 (R) for all new awards granted after the effective date and b) based upon the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date. Under the requirements of APB No. 25, the Company was required to recognize compensation cost for such awards unless the employee or non-employee director paid an amount to acquire the awarded shares at least equal to the quoted market price of the stock at the measurement date (typically the date of grant). This requirement resulted in compensation expense recognition and reporting in the financial statements for most share-based awards (unrestricted stock awards, restricted stock awards, long-term performance stock awards and stock appreciation rights) except for stock options, in which, substantially all were awarded at the closing market price of the Company's common stock on the date of grant. Effective with adoption of SFAS No. 123 (R), compensation expense related to stock option awards are recognized in the financial statements at their fair value.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with implementation requirements of SFAS No. 123 (R) under the modified prospective method, the Company did not restate prior fiscal periods and is required to continue the same disclosure-only requirements of SFAS No. 123 for comparative purposes until all periods reported are comparable on the same basis. The following table illustrates the effect on net earnings and earnings per share as formerly provided under SFAS No. 123:

			Second Quarter			First Six Months
(Dollars and shares in millions, except per share amounts)			2006	Proforma 2005		2006	Proforma 2005

Net earnings, as reported			$114	$206		$219	$368

Add: Stock-based employee compensation expense
included in net earnings, as reported			4	6		7	7

Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings under fair value method			4	7		7	9

Pro forma net earnings			$114	$205		$219	$366

Basic earnings per share	As reported		$1.39	$2.55		$2.68	$4.59
	Pro forma	$	N.A.	$2.54	$	N.A.	$4.57

Diluted earnings per share	As reported		$1.37	$2.51		$2.64	$4.52
	Pro forma	$	N.A.	$2.51	$	N.A.	$4.51

In the second quarter and first six months 2006, approximately $6 million and $11 million, respectively, of compensation expense before tax was recognized in selling, general and administrative expense in the earnings statement for all share-based awards of which approximately $2 million and $4 million related to stock options in the second quarter and the first six months 2006, respectively. The impact on second quarter 2006 net earnings of $4 million is net of a $2 million credit to deferred tax expense for recognition of deferred tax assets. The impact on the first six months 2006 net earnings of $7 million is net of a $4 million credit to deferred tax expense for recognition of deferred tax assets.

The impact on the financial statements of implementing SFAS No. 123 (R) is that compensation expense for stock options is now recorded in the financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards

Option awards are granted to non-employee directors on an annual basis and to employees who meet certain eligibility requirements. A single large volume option grant is usually awarded to eligible employees in the fourth quarter of each year if and when granted by the Compensation Committee of the Board of Directors and occasional individual grants are awarded to eligible employees throughout the year. Substantially all employee and non-employee directors are awarded options at an exercise price equal to the closing price of the Company's stock on the date of grant. The term life of options is ten years with vesting periods that vary up to three years. Actual vesting usually occurs ratably or at the end of the vesting period. The fair value of options cannot be determined by market value as they are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes Merton ("BSM") model which relies on certain assumptions to estimate an option's fair value. These weighted average assumptions relevant to options granted in the second quarter and first six months 2006 and the same periods for 2005 are identified in the table below:

Assumptions	Second Quarter 2006	Second Quarter 2005	First Six Months 2006	First Six Months 2005

Exercise Price	$56.37	$58.89	$56.37	$56.52
Expected term years	4.40	6.00	4.40	6.00
Expected volatility rate	22.50%	27.90%	22.50%	27.90%
Expected dividend yield	3.12%	3.70%	3.12%	3.70%
Average risk-free interest rate	5.02%	3.50%	5.02%	3.50%
Expected forfeiture rate	0.75%	Actual	0.75%	Actual

The Company granted 107,638 options in the second quarter and first six months 2006. The Company did not grant any options in the first quarter 2006. For the second quarter and first six months 2005, the Company granted 52,784 and 64,788 options, respectively.

Prior to adoption of SFAS No. 123 (R), the Company calculated the expected term of stock options using a standard formula prescribed in accounting literature which indicated a six year expected term. Effective with the fourth quarter 2005 large annual option award, the Company analyzed historical pre-vesting and post-vesting cancellations, forfeitures, expirations and exercise transactions of large annual grants to determine the expected term. The Company expects to analyze historical transactions preceding the large annual option grant to ensure that all assumptions based upon internal data reflect the most reasonable expectations for fair value analysis.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to adoption of SFAS No. 123 (R), the Company did not estimate forfeitures and recognized them as they occurred for proforma disclosure of share-based compensation expense. With adoption of SFAS No. 123 (R), estimated forfeitures must be considered in recording share-based compensation expense. While not actually utilized by the BSM model to determine the fair value amount of a share-based payment award, it is a factor that must be estimated, monitored and reviewed over the life of share-based compensation awards to record the most probable expected compensation expense related to the award. Estimated forfeiture rates vary with each type of award affected by several factors, one of which is the varying composition and characteristics of the award participants. Estimated forfeitures for the Company's share-based awards range from 0.75 percent to 10.0 percent with the estimated forfeitures for options at 0.75 percent.

The following tables provide a reconciliation of option activity for the first six months 2006 and 2005:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding at 12/31/2005	6,616,803	$48.26
Grants	107,638	$56.37
Exercises	(519,607)	$44.87		$5,721,295
Cancelled/Forfeited/Expired	(65,734)	$62.10
Outstanding at 6/30/2006	6,139,100	$48.54	5.7	$37,468,243
Exercisable at 6/30/2006	4,353,007	$47.31	4.4	$32,769,946

Outstanding at 12/31/2004	8,155,148	$46.86
Grants	64,788	$56.52
Exercises	(2,130,915)	$43.32		$32,547,349
Cancelled/Forfeited/Expired	(19,250)	$46.89
Outstanding at 6/30/2005	6,069,771	$48.21	5.3	$49,797,698
Exercisable at 6/30/2005	5,104,765	$48.75	4.6	$40,156,501

(1) Intrinsic value is the amount by which the market price of the stock or the market price at the exercise date underlying the option exceeds the exercise price of the option.

A total of 1,786,093 options are unvested at June 30, 2006 for which $14 million in compensation expense will be recognized over 3 years. A total of 975,021 options were unvested at June 30, 2005. Cash proceeds from the exercise of options in the first six months 2006 total approximately $22 million with a related tax benefit of approximately $2 million.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has long-term performance stock awards, restricted stock awards and stock appreciation rights. The long-term performance awards are based upon return on capital and total shareholder return. The recognized compensation cost before tax for these other share-based awards in the second quarter and first six months 2006, is approximately $4 million and $7 million, respectively. The unrecognized compensation cost before tax for these same awards total approximately $25 million at June 30, 2006 and will be recognized through 2008.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment and the Specialty Plastics ("SP") segment. The Company's segments were previously aligned in a divisional structure that provided for goods and services to be transferred between divisions at predetermined prices that may have been in excess of cost, which resulted in the recognition of intersegment sales revenue and operating earnings. Such interdivisional transactions were eliminated in the Company's consolidated financial statements. In first quarter 2006, the Company realigned its organizational structure to support its growth strategy and to better reflect the integrated nature of the Company's assets. A result of the realigned organizational structure is that goods and services are transferred among the segments at cost. As part of this change, the Company's segment results have been restated to eliminate the impact of interdivisional sales revenue and operating earnings. For additional information concerning the Company's products, refer to Note 21 of the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K and the Current Report Form 8-K dated April 20, 2006.

In the first quarter of 2006, management determined that the Developing Businesses ("DB") segment is not of continuing significance for financial reporting purposes. As a result, revenues and costs previously included in the DB segment and research and development expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" revenues and operating losses.

	Second Quarter
(Dollars in millions)	2006	2005
Sales by Segment
CASPI	$362	$325
Fibers	238	205
PCI	453	397
Performance Polymers	674	642
SP	202	180
Total Sales by Segment	1,929	1,749
Other	--	3

Total Eastman Chemical Company	$1,929	$1,752

	First Six Months
(Dollars in millions)	2006	2005
Sales by Segment
CASPI	$711	$644
Fibers	468	405
PCI	864	786
Performance Polymers	1,300	1,298
SP	389	357
Total Sales by Segment	3,732	3,490
Other	--	24

Total Eastman Chemical Company	$3,732	$3,514

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2006	2005

Operating Earnings (Loss) (1)
CASPI	$68	$64
Fibers	61	47
PCI	47	43
Performance Polymers	12	50
SP	14	21
Total Operating Earnings by Segment	202	225
Other	(12)	(22)

Total Eastman Chemical Company	$190	$203

	First Six Months
(Dollars in millions)	2006	2005

Operating Earnings (Loss) (1)
CASPI	$123	$131
Fibers	127	95
PCI	88	88
Performance Polymers	29	134
SP	32	42
Total Operating Earnings by Segment	399	490
Other	(25)	(43)

Total Eastman Chemical Company	$374	$447

(1)
Operating earnings (loss) includes the impact of asset impairments and restructuring charges, goodwill impairments, and other operating income and expense as described in Note 8 in this Form 10-Q. As previously discussed, operating earnings (loss) for 2005 have been restated to eliminate the effects of interdivisional sales.

	June 30,	December 31,
(Dollars in millions)	2006	2005

Assets by Segment
CASPI	$1,480	$1,393
Fibers	662	675
PCI	1,552	1,589
Performance Polymers	1,528	1,416
SP	777	689
Total Assets by Segment	5,999	5,762
Other	3	11

Total Eastman Chemical Company	$6,002	$5,773

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	LEGAL MATTERS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation (described below), will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period.

Sorbates Litigation

Two civil cases relating to sorbates remain. The first is a case filed by a multi-state class of indirect purchasers seeking claimed damages, whose claims have been dismissed by Tennessee's trial court and that state's court of appeals. The Tennessee Supreme Court affirmed the dismissal of the plaintiffs' claims, and subsequently the trial court denied a motion to amend the complaint, ruling the case over. An appeal of the trial court's determination has been filed.  The second is a case filed by New York's attorney general, also seeking claimed damages. The trial court has dismissed New York's claims, and the plaintiffs have appealed the trial court's decision.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 155 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities; requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable; permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 156 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial position, liquidity, or results of operations.

19.	SUBSEQUENT EVENT

On July 24, 2006, the Company announced it entered into a definitive agreement for the sale of its Arkansas-based wholly owned subsidiary, which includes Eastman's Batesville, Arkansas manufacturing facility and its related assets and product lines. The sale is for a purchase price of $75 million at closing.   Subject to regulatory approval and customary conditions, the sale is expected to close in fourth quarter 2006.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Sales revenue in second quarter 2006 was $1.9 billion, a 10 percent increase over second quarter 2005. Sales revenue in the first six months 2006 was $3.7 billion, a 6 percent increase over the first six months 2005. Operating earnings were $190 million in second quarter 2006, a $13 million decrease from second quarter 2005. Operating earnings were $374 million in the first six months 2006, a $73 million decrease from first six months 2005. Despite higher raw material and energy costs, especially for propane in all segments except Fibers, and paraxylene in the Performance Polymers and Specialty Plastics ("SP") segments, these results reflect strong earnings from a broad base of businesses. Second quarter and first six months 2006 results were negatively impacted by $3 million and $10 million, respectively, in asset impairments and restructuring charges compared to $10 million and $19 million for the comparable periods 2005.

First six months 2006 results were negatively impacted by approximately $15 million of costs, net of insurance, associated with operational disruptions at the Company's Longview, Texas, manufacturing facility, primarily in the first quarter 2006. The Company expects no significant impact on results in the second half of 2006.

Net earnings for the second quarter 2006 and first six months 2006 were $114 million and $219 million, respectively, versus the second quarter and first six months 2005 net earnings of $206 million and $368 million, respectively. Net earnings in 2005 reflected a $171 million gain on the sale of the Company's equity investment in Genencor and early debt retirement costs of $46 million.

The Company generated $163 million in cash from operating activities during first six months 2006, a decrease of $48 million compared to the first six months of 2005 primarily due to higher net earnings in the prior year.

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

RESULTS OF OPERATIONS

	Second Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2006	2005	Change

Sales	$1,929	$1,752	10%	5%	5%	-- %	-- %

Sales revenue for second quarter 2006 increased $177 million over second quarter 2005. The increase was primarily due to higher selling prices in response to both higher raw material and energy costs and strong economic conditions and increased sales volume throughout the Company.

	First Six Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2006	2005	Change

Sales	$3,732	$3,514	6%	3%	5%	(1) %	(1) %

Sales revenue for first six months 2006 increased $218 million over 2005. The increase was primarily due to higher selling prices in response to both higher raw material and energy costs and strong economic conditions, and increased sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Gross Profit	$350	$374	(8) %	$681	$773	(13) %
As a percentage of sales	18%	21%		18%	22%

Gross profit and gross profit as a percentage of sales for second quarter and first six months 2006 decreased compared to the second quarter and first six months 2005 primarily due to reduced gross margins in the Performance Polymers segment.

	Second Quarter			First Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Selling, General and
Administrative Expenses	$113	$122	(7) %	$211	$231	(9) %
Research and Development
Expenses	44	39	13%	86	78	10%
	$157	$161	(2) %	$297	$309	(4) %
As a percentage of sales	8%	9%		8%	9%

Selling, general and administrative ("SG&A") expenses for the second quarter 2006 decreased primarily due to lower incentive compensation. SG&A expenses in first six months also decreased due to Cendian Corporation's ("Cendian") shutdown of its business activities in the first quarter of 2005. SG&A expenses include compensation expense under Statement of Financial Accounting Standards ("SFAS") No. 123 Revised December 2004 ("SFAS No. 123 (R)") - "Share-Based Payment". For more information on SFAS No. 123 (R), see Note 15 to the Company's unaudited consolidated financial statements.

Research and development ("R&D") expenses increased $5 million in second quarter 2006 compared to second quarter 2005 and $8 million in first six months 2006 compared to first six months 2005 primarily due to increased spending on growth initiatives, particularly in the SP segment. The Company expects that R&D expenses will be approximately 3 percent of revenue in 2006.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $3 million and $10 million for the second quarter and first six months 2006 compared to $10 million and $19 million in second quarter and first six months 2005, respectively. The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation. For more information regarding asset impairments and restructuring charges, see Note 8 to the Company's unaudited consolidated financial statements.

Other Operating (Income) Expense, Net

Other operating income for the first six months 2005 reflects a gain of $2 million related to the 2004 divestiture of certain businesses and product lines within the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

	Second Quarter			First Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Gross interest costs	$28	$30		$56	$64
Less: Capitalized interest	2	1		3	2
Interest expense	26	29	(9)%	53	62	(16)%
Interest income	5	5		12	8
Interest expense, net	$21	$24	(14)%	$41	$54	(25)%

Gross interest costs for the second quarter and first six months 2006 were lower compared to the second quarter and first six months 2005 due to lower average borrowings that more than offset higher average interest rates.

For 2006, the Company expects net interest expense to decrease compared to 2005 due to anticipated lower average borrowings, increased capitalized interest and higher interest income.

Income from Equity Investment in Genencor

Income from equity investment in Genencor includes the Company's portion of earnings from its equity investment in Genencor for the first six months 2005. In the second quarter 2005, the Company completed the sale of its equity interest in Genencor for net cash proceeds of approximately $417 million. The book value of the investment prior to sale was $246 million resulting in a pre-tax gain on the sale of $171 million.

Early Debt Extinguishment Costs

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash and recorded a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the repaid debt was $500 million.

Other (Income) Charges, Net

	Second Quarter			First Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Other (income)	$(4)	$(2)	$(2)	$(7)	$(6)	$(1)
Other charges	2	2	--	4	5	(1)
Other (income) charges, net	$(2)	$--	$(2)	$(3)	$(1)	$(2)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Second Quarter			First Six Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Provision for income taxes	$57	$98	(42)%	$117	$153	(24)%
Effective tax rate	33.5%	32.2%		34.9%	29.3%

The second quarter and first six months 2006 effective tax rate reflects the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 35 percent. The increases in the effective tax rates for second quarter and first six months 2005 are primarily attributable to lower foreign earnings in favorable tax jurisdictions and to a decrease in tax deductions for charitable contributions.  The implementation of  SFAS No. 123(R), effective January 1, 2006, did not have a material effect on the Company's effective income tax rate in the second quarter and first six months 2006. For additional information regarding SFAS No. 123(R), see Note 15 to the unaudited consolidated financial statements.

The second quarter 2005 effective tax rate reflects the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 30 percent and higher applicable tax rates related to the early extinguishment of debt costs and the gain on the sale of Genencor stock. The first six months 2005 effective tax rate also reflects a net deferred tax benefit adjustment related to the expected utilization of capital loss carryforwards.

As described in Note 19 to the consolidated financial statements in Part II, Item 8 of the Company’s 2005 Annual Report on Form 10-K, the Company has significant net operating loss carryforwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carryforwards is greater or less than anticipated.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment and the SP segment. The Company's segments were previously aligned in a divisional structure that provided for goods and services to be transferred between divisions at predetermined prices that may have been in excess of cost, which resulted in the recognition of intersegment sales revenue and operating earnings. Such interdivisional transactions were eliminated in the Company's consolidated financial statements. In first quarter 2006, the Company realigned its organizational structure to support its growth strategy and to better reflect the integrated nature of the Company's assets. A result of the realigned organizational structure is that goods and services are transferred among the segments at cost. As part of this change, the Company's segment results have been restated to eliminate the impact of interdivisional sales revenue and operating earnings. For additional information concerning the segments' products, refer to Note 21 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K and the Current Report Form 8-K dated April 20, 2006.

In the first quarter of 2006, management determined that the Developing Businesses ("DB") segment is not of continuing significance for financial reporting purposes. As a result, revenues and costs previously included in the DB segment and research and development expenditures not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 16 to the Company's unaudited consolidated financial statements as "other" revenues and operating losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CASPI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$362	$325	$37	11%	$711	$644	$67	10%
Volume effect			9	3%			7	1%
Price effect			27	8%			62	9%
Product mix effect			2	1%			6	1%
Exchange rate effect			(1)	(1) %			(8)	(1) %

Operating earnings	68	64	4	6%	123	131	(8)	(6) %

Asset impairments and
restructuring charges, net	1	1	--		8	2	6

Other operating income	--	--	--		--	(2)	2

The increase in sales revenue of $37 million for the second quarter 2006 compared to the second quarter 2005 was primarily due to an increase in selling prices, particularly in the adhesives product lines, and an increase in sales volume, particularly in the coatings product lines. The higher selling prices in adhesives product lines were in response to higher raw material and energy costs. The increase in the sales volume for coatings product lines was attributed to strengthened end-market demand.

The increase in sales revenue of $67 million for the first six months 2006 compared to the first six months 2005 was primarily due to an increase in selling prices in response to higher raw material and energy costs.

Operating earnings increased $4 million for the second quarter 2006 compared to the second quarter 2005 due to the increase in selling prices and sales volume which were partially offset by an increase in raw materials and energy costs. Operating earnings also included asset impairments and restructuring charges of $1 million related to a previously closed manufacturing facility for both periods.

Operating earnings decreased $8 million for the first six months 2006 compared to the first six months 2005, primarily due to increased asset impairment and restructuring charges and increased raw material and energy costs which more than offset an increase in selling prices. Asset impairments and restructuring charges of $8 million and $2 million, respectively, related primarily to previously closed manufacturing facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$238	$205	$33	16%	$468	$405	$63	16%
Volume effect			9	4%			43	11%
Price effect			18	9%			42	10%
Product mix effect			6	3%			(21)	(5) %
Exchange rate effect			--	-- %			(1)	-- %

Operating earnings	61	47	14	30%	127	95	32	34%

Sales revenue increased $33 million for second quarter 2006 compared to the second quarter 2005 primarily due to higher selling prices throughout the segment. The higher selling prices were in response to higher raw material and energy costs as well as continued strong demand for and limited supply of acetate yarn and acetyl chemical products.

Sales revenue increased $63 million for the first six months 2006 compared to the first six months 2005 primarily due to higher sales volume and higher selling prices that were partially offset by an unfavorable shift in product mix. The increased sales volume was due to strong demand for acetyl chemical products resulting from strengthened global acetate tow demand.

Operating earnings for the second quarter and the first six months 2006 compared to the second quarter and the first six months 2005 increased $14 million and $32 million, respectively, as higher selling prices and increased sales volume more than offset higher raw material and energy costs.

The Company believes that acetate tow has modest growth potential in future years and is evaluating growth options in Europe and Asia.

PCI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$453	$397	$56	14%	$864	$786	$78	10%
Volume effect			15	4%			(5)	(1) %
Price effect			36	9%			78	10%
Product mix effect			6	1%			8	1%
Exchange rate effect			(1)	-- %			(3)	-- %

Operating earnings	47	43	4	9%	88	88	--	-- %

Asset impairments and
restructuring charges, net	--	--	--		--	4	(4)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales revenue for the second quarter and the first six months 2006 compared to the second quarter and the first six months 2005 increased $56 million and $78 million, respectively, primarily due to higher selling prices. Selling prices were higher particularly in the intermediates product lines in response to increases in raw material and energy costs.

Operating earnings increased $4 million for the second quarter 2006 compared to second quarter 2005 and were primarily the result of higher selling prices. Operating earnings remained constant for the first six months 2006 compared to first six months 2005 due to lower gross margins in the resin intermediates and oxo derivatives products offset by lower asset impairment and restructuring charges and increased sales volume in the acetyl products.

On July 24, 2006, the Company announced it entered into a definitive agreement for the sale of its Arkansas-based wholly owned subsidiary, which includes Eastman's Batesville, Arkansas manufacturing facility and its related assets and product lines. The sale is for a purchase price of $75 million at closing.  Subject to regulatory approval and customary conditions, the sale is expected to close in fourth quarter 2006.

Performance Polymers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$674	$642	$32	5%	$1,300	$1,298	$2	-- %
Volume effect			37	6%			30	2%
Price effect			(4)	(1) %			(24)	(2) %
Product mix effect			1	-- %			10	1%
Exchange rate effect			(2)	-- %			(14)	(1) %

Operating earnings	12	50	(38)	(76)%	29	134	(105)	(78) %

Sales revenue increased $32 million in second quarter 2006 compared to second quarter 2005 primarily due to higher sales volume, particularly in Latin America and Europe, which was partially offset by lower sales volume for PET polymers in North America due to continued above historical levels of Asian imports.

Sales revenue increased $2 million in first six months 2006 compared to first six months 2005 primarily due to higher sales volume in Latin America more than offsetting lower selling prices for PET polymers globally.

Operating earnings decreased $38 million and $105 million, respectively, in second quarter and first six months 2006 compared to second quarter and first six months 2005 primarily due to higher raw material and energy costs and lower selling prices for PET polymers globally.

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

The Company is evaluating its strategic options related to its non-integrated PET assets outside the United States.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SP Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$202	$180	$22	12%	$389	$357	$32	9%
Volume effect			16	9%			21	6%
Price effect			9	5%			21	6%
Product mix effect			(1)	(1) %			(4)	(1) %
Exchange rate effect			(2)	(1) %			(6)	(2) %

Operating earnings	14	21	(7)	(33) %	32	42	(10)	(24)%

Sales revenue for the second quarter 2006 increased $22 million compared to the second quarter 2005 primarily due to increased sales volume. The higher sales volume was primarily driven by continued market development efforts, particularly in copolyester product lines. Selling prices increased to offset higher raw material and energy costs with increases limited by competitive industry dynamics.

Sales revenue for the first six months 2006 increased $32 million compared to the first six months 2005 due primarily to higher sales volume and higher selling prices. Higher selling prices were in response to increased raw material and energy costs. The higher sales volume was primarily driven by continued market development and incremental sales volume gains.

Operating earnings for second quarter 2006 declined $7 million compared with second quarter 2005 due to an increase in expenditures related to growth efforts, including the Company's copolyester technology innovation with the expectation for the first family of such products to be introduced in 2007.

Operating earnings for first six months 2006 declined $10 million compared with first six months 2005 primarily due to higher raw material and energy costs and increased expenditures related to growth initiatives more than offsetting increased sales volume and higher selling prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Second Quarter
(Dollars in millions)	2006	2005	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,094	$1,006	9%	1%	7%	1%	-- %
Europe, Middle East, and Africa	384	351	10%	5%	3%	3%	(1) %
Asia Pacific	248	231	7%	5%	6%	(3) %	(1) %
Latin America	203	164	24%	29%	(7) %	2%	-- %
	$1,929	$1,752	10%	5%	5%	-- %	-- %

Sales revenue in the United States and Canada increased for the second quarter 2006 compared to the second quarter 2005 primarily due to higher selling prices, particularly for the PCI segment and the CASPI segment, which had a $72 million positive impact on sales revenue. The higher selling prices were primarily in response to increases in raw material and energy costs.

Sales revenue in Europe, Middle East and Africa increased for the second quarter 2006 compared to the second quarter 2005 primarily due to higher sales volume, particularly in the Performance Polymers and Fibers segments.

Sales revenue in Asia Pacific increased for the second quarter 2006 compared to second quarter 2005 primarily due to higher selling prices, particularly in Fibers and CASPI, and higher sales volume for the PCI segment which were partially offset by lower sales volume in the Performance Polymers segment.

Sales revenue in Latin America increased for the second quarter 2006 compared to second quarter 2005 primarily due to higher sales volume, particularly for the Performance Polymers segment, which was partially offset by lower selling prices in the same segment.

	First Six Months
(Dollars in millions)	2006	2005	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,167	$2,016	8%	2%	8%	(2) %	-- %
Europe, Middle East, and Africa	709	719	(1) %	-- %	1%	2%	(4) %
Asia Pacific	459	450	2%	(3) %	7%	(1) %	(1) %
Latin America	397	329	21%	26%	(7) %	2%	-- %
	$3,732	$3,514	6%	3%	5%	(1) %	(1) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales revenue in the United States and Canada increased for the first six months 2006 compared to the first six months 2005 primarily due to higher selling prices, particularly for the PCI and CASPI segments, which had a $162 million positive impact on sales revenue. The higher selling prices were primarily in response to increases in raw material and energy costs.

Sales revenue in Europe, Middle East and Africa decreased for the first six months 2006 compared to the first six months 2005 primarily due to unfavorable foreign currency exchange rates.

Sales revenue in Asia Pacific increased for the first six months 2006 compared to the first six months 2005 primarily due to increased selling prices, particularly in the Fibers segment.

Sales revenue in Latin America increased for the first six months 2006 compared to the first six months 2005 primarily due to higher sales volume, particularly for the Performance Polymers segment, which was partially offset by lower selling prices in the same segment.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2006	2005

Net cash provided by (used in)
Operating activities	$163	$211
Investing activities	(167)	335
Financing activities	(25)	(628)
Effect of exchange rate changes on cash and cash equivalents	2	(2)
Net change in cash and cash equivalents	$(27)	$(84)

Cash and cash equivalents at end of period	$497	$241

The Company generated $163 million in cash from operating activities during first six months 2006, a decrease of $48 million compared to the first six months of 2005 primarily due to higher net earnings in the prior year.

Cash used in investing activities totaled $167 million in the first six months 2006 and cash provided by investing activities totaled $335 million in the first six months 2005. In the first six months 2005, the Company received $417 million in net cash proceeds from the sale of its equity investment in Genencor. Capital spending in the first six months 2006 included expenditures related to the on-going construction of the IntegRex facility.

Cash used in financing activities in the first six months 2006 totaled $25 million, a decrease of $603 million compared with the first six months of 2005. Cash used in financing activities in the first six months 2005 includes the Company's early repayment of $500 million of its outstanding long-term debt and a decrease in commercial paper, credit facility, and other short-term borrowings including bank overdrafts of $104 million, offset by cash received from stock option exercises of $90 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The payment of dividends is also reflected in financing activities in all periods.

In the second half of 2006, priorities for use of available cash from operations are to pay dividends and fund both targeted growth initiatives and U.S. defined benefit pension plans.

Liquidity

At June 30, 2006, the Company had credit facilities with various U.S. and non-U.S. banks totaling approximately $890 million as disclosed in Note 7 of Part II, Item 8 - Financial Statements and Supplementary Data, of the 2005 Annual Report on Form 10-K. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), which was amended in April 2006 to extend the expiration date to April 2011, and a 148 million euro credit facility ("Euro Facility") which expires in December 2010. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. The Company's combined credit facility borrowings at June 30, 2006 and December 31, 2005 were $189 million and $214 million at weighted average interest rates of 3.23 percent and 3.01 percent, respectively.

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

For more information regarding interest rates, refer to Note 7 to the Company's unaudited consolidated financial statements.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission to issue a combined $1.1 billion of debt or equity securities.

The Company contributed $50 million to its U.S. defined benefit pension plan in the first six months 2006 and expects to contribute a total of $75 million during 2006.

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

Capital Expenditures

Capital expenditures were $169 million and $124 million for the first six months 2006 and 2005, respectively. The Company expects that capital spending in 2006 will be up to $450 million primarily due to the expected completion of the new PET facility in South Carolina utilizing IntegRex technology, a copolyester intermediates expansion, and other targeted growth initiatives, which will exceed estimated 2006 depreciation and amortization of $300 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Commitments

At June 30, 2006, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of up to 21 years. Other borrowings, related primarily to credit facility borrowings, totaled approximately $200 million.

The Company had various purchase obligations at June 30, 2006 totaling approximately $1.9 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. For information on the Company's lease commitments, refer to Note 11 of the unaudited consolidated financial statements.

In addition, the Company had other liabilities at June 30, 2006 totaling approximately $1.1 billion primarily related to pension, retiree medical, and other post-employment obligations.

Off- Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. For information on the Company's residual value guarantees, refer to Note 11 of the unaudited consolidated financial statements.

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. For information on the Company's accounts receivable securitization program, refer to Note 11 of the unaudited consolidated financial statements.

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

The Company has evaluated material relationships and has concluded that the legal entities involved with these material relationships are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at June 30, 2006. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividends

The Company declared cash dividends of $0.44 per share in the second quarter 2006 and 2005 and $0.88 per share in the first six months 2006 and 2005.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 155 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 156 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial position, liquidity, or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2006, the Company expects:

•
that the volatility of raw material and energy costs will continue and that the Company will continue to pursue pricing strategies and ongoing cost control initiatives to offset the effects on gross profit;

•	strong volume will be maintained due to continued economic strength, continued substitution of Eastman products for other materials, and new applications for existing products;

•	that pension and other post-employment benefit expenses will be similar to 2005 levels;

•	to contribute approximately $75 million to the Company’s U.S. defined benefit pension plan of which $50 million had been completed as of June 30,2006;

•	net interest expense to decrease compared with 2005 primarily as a result of anticipated lower average borrowings, increased capitalized interest and higher interest income;

•	that R&D expenses will be approximately 3 percent of revenue;

•	the effective tax rate to be approximately 35 percent;

•	to continue to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidation of product lines as it continues to focus on profitability;

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

Considering the above factors, particularly pricing as a key determinant of profitability due to the continued volatility of raw material and energy costs, the Company expects full-year 2006 net earnings per share to follow its typical pattern of about 60 percent in the first-half and about 40 percent in the second-half.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period. For additional information about the sorbates and asbestos litigation, refer to Note 18 to the unaudited consolidated financial statements.

In June 2005, Eastman Chemical Middelburg, B.V., a wholly owned subsidiary of the Company, (the "Subsidiary") received a summons from the Middelburg (Netherlands) District Court Office to appear before the economic magistrate of that District and respond to allegations that the Subsidiary's manufacturing facility in Middelburg has exceeded certain conditions in the permit that allows the facility to discharge wastewater into the municipal wastewater treatment system. The summons proposed penalties in excess of $100,000 (USD) as a result of the alleged violations. A hearing in this matter took place on July 28, 2005, at which time the magistrate bifurcated the proceeding into two phases: a compliance phase and an economic benefit phase. With respect to the compliance phase, the magistrate levied a fine of less than $100,000. With respect to the economic benefit phase, where the prosecutor's proposed penalty in excess of $100,000 remains pending, the magistrate instructed the parties to submit their respective positions in writing for his review and deliberation. In accordance with the schedule imposed by the magistrate, the Subsidiary submitted its initial written position on September 30, 2005. The prosecution submitted its initial written position on December 23, 2005, and the Subsidiary submitted its reply brief in March 2006. The magistrate has scheduled a hearing on the issue of economic benefit for October 27, 2006. The Subsidiary intends to vigorously contest the assessment of an economic benefit penalty, but given the current stage of the proceeding, the ultimate outcome cannot presently be determined. This disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Factors of this 2006 Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1- 30, 2006	--	$--	0	$288
May 1-31, 2006	126	$57.99	0	$288
June 1-30, 2006	40	$53.05	0	$288
Total	166	$56.80	0

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of the Stockholders of Eastman Chemical Company was held on May 4, 2006. There were 81,752,676 shares of common stock entitled to be voted, and 70,541,505 shares represented in person or by proxy, at the Annual Meeting.

Two items of business were acted upon by stockholders at the Annual Meeting:

•	the election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Stockholders in 2009 and their successors are duly elected and qualified; and

•	the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent accountants for the Company for the year ended December 31, 2006.

The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld	Abstentions	Broker Non-Votes
Stephen R. Demeritt	68,229,003	2,312,502	-0-	-0-
Robert M. Hernandez	69,715,157	826,348	-0-	-0-
David W. Raisbeck	69,716,845	824,660	-0-	-0-

Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected.

The results of the voting on the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent accountants for the Company for 2006 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
69,455,291	583,568	502,641	-0-

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting, and the appointment of PricewaterhouseCoopers LLP as independent accountants was ratified.

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: July 31, 2006	By:	/s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

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

	EXHIBIT INDEX

Exhibit Number	Description	Sequential Page Number

4.12	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.13	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.14	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s Current Report on Form 8-K dated December 4, 2003)

10.01	Employment Agreement between Eastman Chemical Company and Mark J. Costa, dated May 4, 2006	47-53

10.02	Notice of Restricted Stock Awarded to Mark J. Costa Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated June 1, 2006	54-55

10.03	Notice of Nonqualified Stock Option Granted to Mark J. Costa Pursuant to the Eastman Chemical Company 2002 Omnibus Long-Term Compensation Plan, dated June 1, 2006	56-57

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	58

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2006	59

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2006	60

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2006	61

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2006	62