Form 10-Q
period 2006-09-30
EASTMAN CHEMICAL CO
filed 2006-10-31
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at September 30, 2006
Common Stock, par value $0.01 per share	82,285,145
(including rights to purchase shares of Common Stock or Participating Preferred Stock)

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 52 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 51

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

1.	Legal Proceedings	48

1A.	Risk Factors	48

2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

6.	Exhibits	49

SIGNATURES

Signatures	5001

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2006	2005	2006	2005

Sales	$1,966	$1,816	$5,698	$5,330
Cost of sales	1,650	1,464	4,701	4,205
Gross profit	316	352	997	1,125

Selling, general and administrative expenses	105	108	316	339
Research and development expenses	40	42	126	120
Asset impairments and restructuring charges, net	13	4	23	23
Other operating income	--	--	--	(2)
Operating earnings	158	198	532	645

Interest expense, net	21	23	62	77
Income from equity investment in Genencor	--	--	--	(173)
Early debt extinguishment costs	--	--	--	46
Other (income) charges, net	1	(2)	(2)	(3)
Earnings before income taxes	136	177	472	698
Provision for income taxes	41	54	158	207
Net earnings	$95	$123	$314	$491

Earnings per share
Basic	$1.16	$1.51	$3.84	$6.10
Diluted	$1.15	$1.50	$3.79	$6.01

Comprehensive Income
Net earnings	$95	$123	$314	$491
Other comprehensive income (loss)
Change in cumulative translation adjustment	(8)	(5)	32	(84)
Change in unrealized gains (losses) on investments, net of tax	--	5	(1)	18
Change in unrealized gains (losses) on derivative instruments, net of tax	(6)	--	5	1
Total other comprehensive income (loss)	(14)	--	36	(65)
Comprehensive income	$81	$123	$350	$426

Retained Earnings
Retained earnings at beginning of period	$2,070	$1,806	$1,923	$1,509
Net earnings	95	123	314	491
Cash dividends declared	(36)	(36)	(108)	(107)
Retained earnings at end of period	$2,129	$1,893	$2,129	$1,893

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2006	2005
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$430	$524
Trade receivables, net of allowance of $16 and $20	758	575
Miscellaneous receivables	81	81
Inventories	702	671
Other current assets	56	73
Current assets held for sale	132	--
Total current assets	2,159	1,924

Properties
Properties and equipment at cost	8,763	9,597
Less: Accumulated depreciation	5,707	6,435
Net properties	3,056	3,162

Goodwill	313	312
Other noncurrent assets	358	375
Noncurrent assets held for sale	180	--
Total assets	$6,066	$5,773

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,041	$1,047
Borrowings due within one year	3	4
Current liabilities related to assets held for sale	15	--
Total current liabilities	1,059	1,051

Long-term borrowings	1,586	1,621
Deferred income tax liabilities	264	317
Post-employment obligations	1,058	1,017
Other long-term liabilities	151	155
Long-term liabilities related to assets held for sale	46	--
Total liabilities	4,164	4,161

Stockholders’ equity
Common stock ($0.01 par value - 350,000,000 shares authorized; shares issued - 90,214,704 and 89,566,115 for 2006 and 2005, respectively)	1	1
Additional paid-in capital	368	320
Retained earnings	2,129	1,923
Accumulated other comprehensive loss	(164)	(200)
	2,334	2,044
Less: Treasury stock at cost (8,036,330 shares for 2006 and 8,034,901 shares for 2005)	432	432

Total stockholders’ equity	1,902	1,612

Total liabilities and stockholders’ equity	$6,066	$5,773

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2006	2005

Cash flows from operating activities
Net earnings	$314	$491

Adjustments to reconcile net earnings to net cash provided by operating activities:
Income from equity investment in Genencor	--	(173)
Depreciation and amortization	226	229
Gain on sale of assets	(5)	--
Early debt extinguishment costs	--	46
Asset impairments	20	1
Provision for deferred income taxes	49	130
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(189)	(35)
(Increase) decrease in inventories	(134)	(141)
Increase (decrease) in trade payables	50	(5)
Increase (decrease) in liabilities for employee benefits and incentive pay	(60)	(108)
Other items, net	(38)	(58)

Net cash provided by operating activities	233	377

Cash flows from investing activities
Proceeds from sale of equity investment in Genencor, net	--	417
Additions to properties and equipment	(279)	(224)
Proceeds from sale of assets and investments	12	50
Additions to capitalized software	(12)	(8)
Other items, net	--	(5)

Net cash provided by (used in) investing activities	(279)	230

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other borrowings	33	(84)
Repayment of borrowings	--	(544)
Dividends paid to stockholders	(108)	(106)
Proceeds from stock option exercises and other items	25	91

Net cash provided by (used in) financing activities	(50)	(643)

Effect of exchange rate changes on cash and cash equivalents	2	(3)

Net change in cash and cash equivalents	(94)	(39)

Cash and cash equivalents at beginning of period	524	325

Cash and cash equivalents at end of period	$430	$286

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2005 Annual Report on Form 10-K, except as described in Note 17 to the Company's unaudited financial statements in this Form 10-Q, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2005 Annual Report on Form 10-K. In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and, of necessity, include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation. The Company has reclassified certain 2005 amounts to conform to the 2006 presentation including the reclassification of segment sales and operating earnings. For additional information, see Note 18 to the Company's unaudited consolidated financial statements.

2.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2006	2005

At FIFO or average cost (approximates current cost)
Finished goods	$672	$664
Work in process	227	207
Raw materials and supplies	378	247
Total inventories	1,277	1,118
LIFO Reserve	(466)	(447)
Inventories before assets held for sale	811	671
Assets held for sale (1)	(109)	--
Total inventories	$702	$671

(1)	For more information regarding assets held for sale, see Note 5 to the Company's unaudited consolidated financial statements.

Inventories valued on the LIFO method were approximately 60% as of September 30, 2006 and 65% as of December 31, 2005 of total inventories.

3.	OTHER NONCURRENT ASSETS

The Company has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant. This investment is accounted for under the equity method. During fourth quarter 2005, the Company provided a line of credit to the joint venture of up to $125 million, which Primester fully utilized to repay the principal amount of the joint venture's third-party borrowings, previously guaranteed by Eastman. The Company holds an interest-bearing note receivable. Eastman's investment in the joint venture was approximately $87 million and $86 million at September 30, 2006 and December 31, 2005, respectively, which was comprised of the recognized portion of the venture's accumulated deficits and the line of credit of $125 million. Such amount was included in other noncurrent assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Eastman also owns a 50 percent interest in Nanjing Yangzi Eastman Chemical Ltd. ("Nanjing"), a company which manufactures Eastotac hydrocarbon tackifying resins for the adhesives market. This joint venture is accounted for under the equity method and is included in other noncurrent assets. At September 30, 2006 and December 31, 2005, the Company’s investment in Nanjing was approximately $5 million.

4.	EQUITY INVESTMENT IN GENENCOR

On April 21, 2005, the Company completed the sale of its preferred and common stock of Genencor International, Inc. ("Genencor") for cash proceeds of approximately $417 million, net of $2 million in fees. The book value of the investment prior to sale was $246 million, and the Company recorded a pre-tax gain on the sale of $171 million.

5.	ASSETS HELD FOR SALE

September 30,
(Dollars in millions)	2006
Current assets
Trade receivables, net	$23
Inventories	109
Total current assets	132

Non-current assets
Properties and Equipment, net	174
Other non-current assets	6
Total non-current assets	180
Total assets	$312

Current liabilities
Payables and other current liabilities, net	$15
Total current liabilities	15

Long-term liabilities
Deferred income tax liabilities	40
Other long term liabilities	6
Total long-term liabilities	46
Total liabilities	$61

For the third quarter 2006, the Company reclassified certain businesses and product lines and related assets as held for sale based on entry into two definitive agreements for the sale of those assets and recorded an impairment charge of $11 million to adjust the asset values to the sales amounts less cost to sell. These businesses and product lines are (i) the specialty organic chemicals product lines of the Performance Chemicals and Intermediates ("PCI") segment at the Batesville, Arkansas manufacturing facility and (ii) the Polyethylene and Epolene polymer businesses, related assets and the Company's ethylene pipeline in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") and Performance Polymers segments.

The Company has concluded that the assets, businesses and product lines being sold should not be reported as discontinued operations per Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," due to supply agreements between the Company and the buyers that will continue beyond the date of sale.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
6.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2006	2005

Trade creditors	$590	$534
Accrued payrolls, vacation, and variable-incentive compensation	120	154
Accrued taxes	--	49
Post-employment obligations	65	134
Interest payable	26	31
Bank overdrafts	89	10
Other	166	135
Payables and other current liabilities before assets held for sale	1,056	1,047
Assets held for sale (1)	(15)	--
Total payables and other current liabilities	$1,041	$1,047

(1) For more information regarding assets held for sale, see Note 5 to the Company's unaudited consolidated financial statements.

7.	PROVISION FOR INCOME TAXES

	Third Quarter			First Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Provision for income taxes	$41	$54	(24)%	$158	$207	(24)%
Effective tax rate	30%	31%		34%	30%

The third quarter and first nine months 2006 effective tax rate reflects the Company's expected annual tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 34 percent. The third quarter 2006 effective tax rate was impacted by the reversal of foreign loss valuation allowances. The implementation of SFAS No. 123 Revised December 2004 ("SFAS No. 123 (R)"), "Share Based Payment", effective January 1, 2006, did not have a material effect on the Company's effective income tax rate in the third quarter and first nine months 2006. For additional information regarding SFAS No. 123 (R), see Note 17 to the Company's unaudited consolidated financial statements.

The third quarter 2005 effective tax rate reflects the Company's then expected annual tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 30 percent and higher applicable tax rates related to the early extinguishment of debt costs and the gain on the sale of Genencor stock. The first nine months 2005 effective tax rate also reflects a net deferred tax benefit adjustment related to the expected utilization of capital loss carryforwards.

As described in Note 19 to the consolidated financial statements in Part II, Item 8 of the Company’s 2005 Annual Report on Form 10-K, the Company has significant foreign net operating loss carryforwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carryforwards is greater or less than anticipated.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
8.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2006	2005

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
7% notes due 2012	141	142
6.30% notes due 2018	182	185
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility borrowings	182	214
Other	18	18
Total borrowings	1,589	1,625
Borrowings due within one year	(3)	(4)
Long-term borrowings	$1,586	$1,621

At September 30, 2006, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $880 million as disclosed in Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), which was amended in April 2006 to extend the expiration date to April 2011, and a 144 million euro credit facility ("Euro Facility") which expires in December 2010. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company's combined credit facility borrowings at September 30, 2006 and December 31, 2005 were $182 million and $214 million at weighted average interest rates of 3.49 percent and 3.01 percent, respectively.

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

At September 30, 2006 and December 31, 2005, the Company had outstanding interest rate swaps associated with the entire outstanding principle of the 7% notes due in 2012 and $150 million of the outstanding principle of the 6.30% notes due in 2018. The average variable interest rate on the 7% notes was 7.89 percent and 7.22 percent for September 30, 2006 and December 31, 2005, respectively. The average variable interest rate on the 6.30% notes was 6.30 percent and 5.63 percent for September 30, 2006 and December 31, 2005, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	EARLY EXTINGUISHMENT OF DEBT

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash, which resulted in a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the repaid debt was $500 million, as follows:

(dollars in millions)	Book Value

3 1/4% notes due 2008	$178
6.30% notes due 2018	68
7% notes due 2012	254
Total	$500

10.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In the third quarter and first nine months 2006, asset impairments and restructuring charges totaled $13 million and $23 million, respectively. During the third quarter 2006, the Company classified the Batesville, Arkansas manufacturing facility as an asset group held for sale and recorded a related $11 million impairment charge to reduce the recorded book value of the assets to the contracted sales price. Other charges for the year relate primarily to previously closed manufacturing facilities.

During the third quarter 2005, the Company recognized pre-tax restructuring charges of approximately $4 million, related primarily to Cendian Corporation's ("Cendian") shutdown of its business activities.

For the first nine months 2005, pre-tax restructuring charges totaled $23 million, primarily related to Cendian's shutdown of its business activities as well as the closure of other manufacturing facilities. Included in the $23 million are approximately $4 million in severance charges recognized within the PCI segment related to the severance of approximately 90 employees at the Company's Batesville, Arkansas manufacturing facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2005 and the first nine months 2006:

(Dollars in millions)	Balance at January 1, 2005	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2005

Non-cash charges	$--	$12	$(12)	$--	$--
Severance costs	26	3	--	(26)	3
Site closure and other restructuring costs	9	18	(1)	(19)	7
Total	$35	$33	$(13)	$(45)	$10

	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2006

Non-cash charges	$--	$21	$(21)	$--	$--
Severance costs	3	--	--	(1)	2
Site closure and other restructuring costs	7	2	--	--	9
Total	$10	$23	$(21)	$(1)	$11

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

11.	PENSION AND OTHER POST-EMPLOYMENT BENEFITS

DEFINED BENEFIT PENSION PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2006	2005	2006	2005

Service cost	$11	$11	$33	$32
Interest cost	21	20	61	59
Expected return on assets	(21)	(21)	(65)	(59)
Amortization of:
Prior service credit	(3)	(2)	(7)	(8)
Actuarial loss	9	9	28	27
Net periodic benefit cost	$17	$17	$50	$51

In July 2006, the Company announced plans to change the U.S. defined benefit plans such that employees hired on or after January 1, 2007 will not be eligible for those plans. This change will not impact net periodic benefit cost in 2006 and will begin to impact the financial statements in first quarter 2007.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
As of September 30, 2006, the Company has contributed $75 million to its U.S. defined benefit plans during 2006.

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to five percent of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the EIP. Employees may diversify to other investment funds within the EIP from the ESOP at any time without restrictions.

In July 2006, the Company amended its EIP/ESOP to provide a company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, will also be eligible for the 5 percent contribution to the ESOP as described above.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. Similar benefits are also provided to retirees of Holston Defense Corporation ("HDC"), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunition plant. HDC’s contract with the Department of the Army ("DOA") provided for reimbursement of allowable costs incurred by HDC, including certain postretirement welfare costs, for as long as HDC operated the plant. After the contract was terminated at the end of 1998, the Army did not contribute further to these costs. The Company continues to accrue and pay for the costs related to HDC retirees, and has pursued extraordinary relief from the DOA for reimbursement of these and other previously expensed employee benefit costs. In October 2006, HDC received notification that the request for extraordinary contractual relief to provide funding for post-retirement benefits had been approved by the DOA, and HDC expects the decision to be effective during the fourth quarter 2006. The Company will begin recognizing the impact of any reimbursement in the period settled by recording an unrecognized gain which will be amortized into earnings over a period of time.

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

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2006	2005	2006	2005

Service cost	$2	$2	$6	$6
Interest cost	10	11	31	32
Amortization of:
Prior service credit	(5)	(6)	(17)	(17)
Actuarial loss	3	5	11	15
Net periodic benefit cost	$10	$12	$31	$36

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $51 million at September 30, 2006 and December 31, 2005, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities’ estimated useful lives for asset retirement obligation costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $21 million to the maximum of $42 million at September 30, 2006 and at December 31, 2005.

13.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At September 30, 2006, the Company had various purchase obligations totaling approximately $2.1 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $200 million over a period of several years. Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 45 percent relate to real property, including office space, storage facilities and land; and approximately 40 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at September 30, 2006 and December 31, 2005. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $334 million and $314 million in the third quarter 2006 and 2005, respectively, and $323 million and $283 million for the first nine months of 2006 and 2005, respectively.

Guarantees

Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at September 30, 2006 totaled $98 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $3 million, $27 million, and $68 million will expire in 2006, 2008, and 2012, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Company has evaluated material relationships and has concluded that the legal entities involved with these material relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at September 30, 2006. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

14.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

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

At September 30, 2006, mark-to-market gains from raw material, currency and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $2 million. If realized, approximately $1 million in losses will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts did not have a material impact on earnings during the third quarter and first nine months 2006.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for the first nine months 2006 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2005	1	320	1,923	(200)	(432)	1,612

Net Earnings	--	--	314	--	--	314
Cash Dividends Declared	--	--	(108)	--	--	(108)
Other Comprehensive Income	--	--	--	36	--	36
Stock Option Exercises and Other Items (1)	--	48	--	--	--	48
Balance at September 30, 2006	1	368	2,129	(164)	(432)	1,902

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book purposes have been credited to paid-in capital.

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Minimum Pension Liability	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Gains (Losses) on Investments	Accumulated Other Comprehensive Income (Loss)

Balance at December 31, 2004	$155	$(248)	$(8)	$(2)	$(103)
Period change	(94)	(7)	3	1	(97)
Balance at December 31, 2005	61	(255)	(5)	(1)	(200)
Period change	32	--	5	(1)	36
Balance at September 30, 2006	$93	$(255)	$--	$(2)	$(164)

Except for cumulative translation adjustment, amounts of other comprehensive loss are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

16.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2006	2005	2006	2005

Shares used for earnings per share calculation:
Basic	82.1	81.3	81.8	80.5
Diluted	83.1	82.0	82.8	81.7

In the third quarter and first nine months 2006, common shares underlying options to purchase 2,193,779 shares of common stock at a range of prices from $52.18 to $63.25 were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

In the third quarter and first nine months 2005, common shares underlying options to purchase 1,210,088 shares of common stock at a range of prices from $52.19 to $67.50 and 854,187 shares of common stock at a range of prices from $56.50 to $67.50, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company declared cash dividends of $0.44 per share in the third quarters 2006 and 2005 and $1.32 per share in the first nine months 2006 and 2005.

17.	SHARE-BASED COMPENSATION AWARDS

On January 1, 2006, the Company adopted SFAS No. 123 (R). SFAS No. 123 (R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". Prior to adoption, the Company implemented the disclosure-only requirements of SFAS No. 123 and continued to implement the requirements of APB No. 25 for financial statement reporting. Additional information regarding SFAS No. 123 (R), SFAS No. 123 and APB No. 25 may be found in Note 23 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K.

The Company adopted SFAS No. 123 (R) using the "modified prospective" method that requires compensation expense of all employee and non-employee director share-based compensation awards be recognized in the financial statements based upon their fair value over the requisite service or vesting period: a) based upon the requirements of SFAS No. 123 (R) for all new awards granted after the effective date and b) based upon the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123 (R) that remain unvested on the effective date. Under the requirements of APB No. 25, the Company was required to recognize compensation cost for such awards unless the employee or non-employee director paid an amount to acquire the awarded shares at least equal to the quoted market price of the stock at the measurement date (typically the date of grant). This requirement resulted in compensation expense recognition and reporting in the financial statements for most share-based awards (unrestricted stock awards, restricted stock awards, long-term performance stock awards and stock appreciation rights) except for stock options, substantially all of which were awarded at the closing market price of the Company's common stock on the date of grant. Effective with adoption of SFAS No. 123 (R), compensation expense related to stock option awards are recognized in the financial statements at their fair value.

The Company is authorized by the Board of Directors under the 2002 Omnibus Long-Term Compensation Plan and 2002 Director Long-Term Compensation Plan to provide grants to employees and non-employee members of the Board of Directors. Additional information regarding compensation plans may be found in Note 15 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K. It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require payment by the issuance of common stock and to withhold or accept back shares awarded necessary to cover the income taxes of employee participants. Shares of non-employee directors are not withheld or acquired for the withholding of their income taxes. Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay for the exercise price of stock option exercises in accordance with the terms and conditions of the awards.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

			Third Quarter			First Nine Months
(Dollars and shares in millions, except per share amounts)			2006	Proforma 2005		2006	Proforma 2005

Net earnings, as reported			$95	$123		$314	$491

Add: Stock-based employee compensation expense
included in net earnings, as reported			2	--		9	7

Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings under fair value method			2	1		9	10

Pro forma net earnings			$95	$122		$314	$488

Basic earnings per share	As reported		$1.16	$1.51		$3.84	$6.10
	Pro forma	$	N.A.	$1.50	$	N.A.	$6.06

Diluted earnings per share	As reported		$1.15	$1.50		$3.79	$6.01
	Pro forma	$	N.A.	$1.49	$	N.A.	$5.99

In the third quarter and first nine months 2006, approximately $4 million and $15 million, respectively, of compensation expense before tax was recognized in selling, general and administrative expense in the earnings statement for all share-based awards of which approximately $2 million and $6 million related to stock options in the third quarter and the first nine months 2006, respectively. The impact on third quarter 2006 net earnings of $2 million is net of a $2 million credit to deferred tax expense for recognition of deferred tax assets. The impact on the first nine months 2006 net earnings of $9 million is net of a $6 million credit to deferred tax expense for recognition of deferred tax assets.

The impact on the financial statements of implementing SFAS No. 123 (R) is the recognition of compensation expense for all stock options granted.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards

Option awards are granted to non-employee directors on an annual basis and to employees who meet certain eligibility requirements. A single large volume option grant is usually awarded to eligible employees in the fourth quarter of each year, if and when granted by the Compensation and Management Development Committee of the Board of Directors, and occasional individual grants are awarded to eligible employees throughout the year. Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is ten years with vesting periods that vary up to three years. Vesting usually occurs ratably or at the end of the vesting period. The fair value of options cannot be determined by market value as they are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes Merton ("BSM") model which relies on certain assumptions to estimate an option's fair value. These weighted average assumptions relevant to options granted in the third quarter and first nine months 2006 and the same periods for 2005 are identified in the table below:

Assumptions	Third Quarter 2006	Third Quarter 2005	First Nine Months 2006	First Nine Months 2005

Exercise Price	$52.18	--	$56.25	$56.52
Expected term years	5.00	--	4.41	6.00
Expected volatility rate	22.58%	--	22.51%	27.90%
Expected dividend yield	3.37%	--	3.13%	3.70%
Average risk-free interest rate	4.99%	--	5.02%	3.50%
Expected forfeiture rate	0.75%	--	0.75%	Actual

In the third quarter and first nine months 2006, the Company granted 3,200 and 110,838 options, respectively. The Company did not grant any options during the third quarter 2005 and granted 64,788 options during the first nine months 2005.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables provide a reconciliation of option activity for the first nine months 2006 and 2005:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding at 12/31/2005	6,616,803	$48.26
Grants	110,838	$56.25
Exercises	(542,506)	$44.82		$5,938,424
Cancelled/Forfeited/Expired	(228,226)	$55.65
Outstanding at 9/30/2006	5,956,909	$48.44	5.6	$37,167,411
Exercisable at 9/30/2006	4,173,751	$47.12	4.3	$32,447,135

Outstanding at 12/31/2004	8,155,148	$46.86
Grants	64,788	$56.52
Exercises	(2,159,797)	$43.27		$32,982,186
Cancelled/Forfeited/Expired	(469,135)	$63.65
Outstanding at 9/30/2005	5,591,004	$46.93	5.4	$15,808,530
Exercisable at 9/30/2005	4,628,774	$47.24	4.8	$13,758,499

(1) Intrinsic value is the amount by which the market price of the stock or the market price at the exercise date underlying the option exceeds the exercise price of the option.

A total of 1,783,158 options are unvested at September 30, 2006 for which $12 million in compensation expense will be recognized over 3 years. A total of 962,230 options were unvested at September 30, 2005. Cash proceeds from the exercise of options in the first nine months 2006 total approximately $23 million with a related tax benefit of approximately $2 million.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has long-term performance stock awards, restricted stock awards and stock appreciation rights. The long-term performance awards are based upon return on capital and total shareholder return. The recognized compensation cost before tax for these other share-based awards in the third quarter and first nine months 2006, is approximately $2 million and $9 million, respectively. The unrecognized compensation cost before tax for these same awards total approximately $18 million at September 30, 2006 and will be recognized through 2009.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment and the Specialty Plastics ("SP") segment. The Company's segments were previously aligned in a divisional structure that provided for goods and services to be transferred between divisions at predetermined prices that may have been in excess of cost, which resulted in the recognition of intersegment sales revenue and operating earnings. Such interdivisional transactions were eliminated in the Company's consolidated financial statements. In first quarter 2006, the Company realigned its organizational structure to support its growth strategy and to better reflect the integrated nature of the Company's assets. A result of the realigned organizational structure is that goods and services are transferred among the segments at cost. As part of this change, the Company's segment results have been restated to eliminate the impact of interdivisional sales revenue and operating earnings. For additional information concerning the Company's segments' businesses and products, refer to Note 21 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K and the Form 8-K filed on April 20, 2006.

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

	Third Quarter
(Dollars in millions)	2006	2005
Sales by Segment
CASPI	$367	$333
Fibers	228	228
PCI	457	428
Performance Polymers	707	646
SP	207	179
Total Sales by Segment	1,966	1,814
Other	--	2

Total Sales	$1,966	$1,816

	First Nine Months
(Dollars in millions)	2006	2005
Sales by Segment
CASPI	$1,078	$977
Fibers	696	633
PCI	1,321	1,214
Performance Polymers	2,007	1,944
SP	596	536
Total Sales by Segment	5,698	5,304
Other	--	26

Total Sales	$5,698	$5,330

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2006	2005

Operating Earnings (Loss) (1)
CASPI (1)	$53	$63
Fibers	55	60
PCI (1)	25	40
Performance Polymers	17	32
SP	18	17
Total Operating Earnings by Segment	168	212
Other (1)	(10)	(14)

Total Operating Earnings	$158	$198

(1)
Operating earnings (loss) for the following segments include asset impairments and restructuring charges: CASPI includes $1 million in third quarter 2005 for previously closed manufacturing facilities; PCI includes $11 million in third quarter 2006 for the expected divestiture of the Arkansas facility and Other includes $4 million for Cendian's shutdown of its business activities.

	First Nine Months
(Dollars in millions)	2006	2005

Operating Earnings (Loss) (1)
CASPI (2)	$176	$194
Fibers	182	155
PCI (2)	113	128
Performance Polymers	46	166
SP	50	59
Total Operating Earnings by Segment	567	702
Other (2)	(35)	(57)

Total Operating Earnings	$532	$645

(2)
Operating earnings (loss) for the following segments include asset impairments and restructuring charges: CASPI includes $8 million and $3 million in the first nine months 2006 and 2005, respectively, for previously closed manufacturing facilities; PCI includes $11 million and $4 million in the first nine months 2006 and 2005, respectively, for the expected divestiture of the Arkansas facility and Other includes $4 million and $16 million for the first nine months 2006 and 2005, respectively for Cendian's shutdown of its business activities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
(Dollars in millions)	2006	2005

Assets by Segment
CASPI	$1,509	$1,393
Fibers	612	675
PCI	1,541	1,589
Performance Polymers	1,318	1,416
SP	772	689
Total Assets by Segment Before Assets Held for Sale	5,752	5,762
Other	2	11
Assets Held for Sale (3)	312	--

Total Assets	$6,066	$5,773

(3)	For more information regarding assets held for sale, see Note 5 to the Company's unaudited consolidated financial statements.

19.	LEGAL MATTERS

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

Sorbates Litigation

Two civil cases relating to sorbates remain. In each case, the Company prevailed at the trial court, and in each case, the plaintiff has appealed the trial court's decision. The Company intends to vigorously defend its position at the appellate court level in both cases.

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

In certain recently filed cases, plaintiffs allege exposure to asbestos-containing products allegedly made by Eastman. Based on its investigation to date, the Company has information that it manufactured limited amounts of an asbestos-containing plastic product between the mid-1960’s and the early 1970’s. The Company’s investigation has found no evidence that any of the plaintiffs worked with or around any such product alleged to have been manufactured by the Company. The Company intends to defend vigorously all such claims or to settle them on acceptable terms.

The Company has finalized an agreement with an insurer that issued primary general liability insurance to certain predecessors of the Company prior to the mid-1970's, pursuant to which that insurer will provide coverage for a portion of certain of the Company's defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Evaluation of the allegations and claims made in recent asbestos-related lawsuits continue to be reviewed by the Company. Based on such evaluation to date, the Company continues to believe that the ultimate resolution of the approximately 1,000 pending asbestos claims will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods. To date, costs incurred by the Company related to the recent asbestos-related lawsuits have not been material.

20.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Based on the funded status of Eastman's pension and postretirement benefit plans in the December 31, 2005 Annual Report on Form 10-K, the adoption of SFAS No. 158 will result in a $128 million reduction to stockholders' equity.

In September 2006, the Securities and Exchange Commission ("SEC") published Staff Accounting Bulletin No. 108 ("SAB 108") which expresses the SEC staff's views regarding the process to be applied in considering the effects of prior years' misstatements when quantifying misstatements in the current year's financial statements. Registrants must quantify the impact on the current year's financial statements of correcting all misstatements, including the carryover and reversing effects of prior years' misstatements, as well as the effects of errors arising in the current year. If material to the current year's income statement, correction of existing accumulated balance sheet misstatements (i.e., from immaterial errors in prior years) should be accomplished by correcting the financial statements of affected previous years. However, in such case, previously filed reports would not require amendment; rather, corrections should be made the next time such prior years' statements are filed with the SEC. The Company does not expect to change its current practice regarding accounting for misstatements and does not expect the need for restatement of prior periods as a result of SAB 108.

In September 2006, the FASB issued Staff Position No. AUG AIR-1 ("FSP No. AUG AIR-1") which addresses the accounting for planned major maintenance activities. FSP No. AUG AIR-1 amends certain provisions in the American Institute of Certified Public Accountants ("AICPA") Industry Audit Guide and APB Opinion No. 28, "Interim Financial Reporting". Four alternative methods of accounting for planned major maintenance activities were permitted: direct expense, built-in overhaul, deferral, and accrual ("accrue-in-advance"). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP No. AUG AIR-1 is effective for an entity's financial statements issued for fiscal years beginning after December 15, 2006. The Company does not utilize the accrue-in-advance method of accounting and therefore expects this FSP to have no impact on its consolidated financial position, liquidity, or results of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

21.	SUBSEQUENT EVENTS

In October 2006, the Company announced a definitive agreement for the sale of its polyethylene businesses for a purchase price of $255 million in cash at closing. The sale will include Eastman's polyethylene and Epolene polymer businesses, related assets, and the Company's ethylene pipeline. Subject to regulatory approval and satisfaction of customary conditions, the sale is expected to be completed in fourth quarter 2006. Results from the polyethylene product lines are reported in the Performance Polymers segment and results from the Epolene polymer businesses are reported in the CASPI Segment.

In October 2006, the Company decided to cease production of cyclohexane dimethanol ("CHDM") modified polymers, intermediate products primarily used internally, in San Roque, Spain to gain operational efficiencies at other facilities, which will result in asset impairment and restructuring charges in the fourth quarter 2006 of approximately $25 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2005 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted ("GAAP") in the United States, Eastman Chemical Company's (the "Company" or "Eastman") management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impaired assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies listed and described in Part II, Item 7 of the Company's 2005 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

Sales revenue in third quarter 2006 was $2.0 billion, an 8 percent increase over third quarter 2005. Sales revenue in the first nine months 2006 was $5.7 billion, a 7 percent increase over the first nine months 2005. Operating earnings were $158 million in third quarter 2006, a $40 million decrease from third quarter 2005. Operating earnings were $532 million in the first nine months 2006, a $113 million decrease from first nine months 2005. Despite higher raw material and energy costs, especially for paraxylene in the Performance Polymers and Specialty Plastics ("SP") segments and for propane in all segments except Fibers, these results reflect strong earnings from a broad base of businesses. Third quarter and first nine months 2006 results were negatively impacted by $13 million and $23 million, respectively, in asset impairments and restructuring charges compared to $4 million and $23 million for the comparable periods in 2005.

First nine months 2006 results were negatively impacted by approximately $15 million of costs, net of insurance, associated with operational disruptions at the Company's Longview, Texas, manufacturing facility, primarily in the first quarter 2006. The Company expects no further impact on results in the fourth quarter 2006 from these events.

Net earnings for the third quarter 2006 and first nine months 2006 were $95 million and $314 million, respectively, versus the third quarter and first nine months 2005 net earnings of $123 million and $491 million, respectively. Included in 2005 results were a $171 million gain on the sale of the Company's equity investment in Genencor International, Inc. ("Genencor") and early debt retirement costs of $46 million.

The Company generated $233 million in cash from operating activities in the first nine months 2006, a decrease of $144 million compared to the first nine months 2005 due to the prior year's higher net earnings and the current year's increase in working capital, partially offset by lower pension contributions in the current year.

The Company continues to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidation of product lines. As previously announced, the Company has entered into definitive agreements for the sale of its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines in the Performance Chemicals and Intermediates ("PCI") segment and for the sale of its polyethylene and Epolene polymer businesses and related assets of the Performance Polymers and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments located at the Longview, Texas site, and the Company's ethylene pipeline. These sales are for a cash purchase price of $330 million at closing. Subject to regulatory approval and satisfaction of customary conditions, both divestitures are expected to be completed in fourth quarter 2006. For the first nine months of 2006, sales revenue of $667 million and operating earnings of $50 million were attributed to the product lines being divested.

With the continuing successful implementation of the Company's turnaround strategy, as evidenced by strong operating results and a strengthened financial profile, the Company believes that it is positioned for profitable growth. This growth will be focused in markets in which the Company has expertise and deep understanding, and where it can leverage the technological innovation it has built over the past 85 years.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2006	2005	Change

Sales	$1,966	$1,816	8%	-- %	9%	(1) %	-- %

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2006	2005	Change

Sales	$5,698	$5,330	7%	1%	7%	(1) %	-- %

Sales revenue for the third quarter and the first nine months 2006 increased $150 million and $368 million over the third quarter and the first nine months 2005, respectively. The increase was primarily due to higher selling prices in response to both higher raw material and energy costs and continued strong economic conditions.

	Third Quarter			First Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Gross Profit	$316	$352	(10) %	$997	$1,125	(11) %
As a percentage of sales	16%	19%		17%	21%

Gross profit and gross profit as a percentage of sales for third quarter 2006 decreased compared to the third quarter 2005 due to increased raw material and energy costs and operational disruptions that were partially offset by higher selling prices.

Gross profit and gross profit as a percentage of sales for first nine months 2006 decreased compared to the first nine months 2005 primarily due to reduced gross margins in the Performance Polymers segment.

	Third Quarter			First Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Selling, General and
Administrative Expenses	$105	$108	(3) %	$316	$339	(7) %
Research and Development
Expenses	40	42	(5) %	126	120	5%
	$145	$150	(3) %	$442	$459	(4) %
As a percentage of sales	7%	8%		8%	9%

Selling, general and administrative ("SG&A") expenses for third quarter 2006 decreased compared to third quarter 2005 primarily due to lower incentive compensation expense. SG&A expenses in the first nine months 2006 decreased compared to the first nine months 2005 due to lower incentive compensation expense in the first nine months 2006 and to Cendian Corporation's ("Cendian") shutdown of its business activities in the first quarter of 2005. SG&A expenses include compensation expense under Statement of Financial Accounting Standards ("SFAS") No. 123 Revised December 2004 ("SFAS No. 123 (R)"), "Share-Based Payment". For more information concerning SFAS No. 123 (R), see Note 17 to the Company's unaudited consolidated financial statements.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Research and development ("R&D") expenses decreased $2 million in third quarter 2006 compared to third quarter 2005 primarily due to lower expenses in the Performance Polymers segment. R&D expenses increased $6 million in the first nine months 2006 compared to the first nine months 2005 primarily due to increased spending on growth initiatives, particularly in the SP segment. The Company expects that R&D expenses will be approximately 3 percent of revenue in 2006.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $13 million and $23 million for the third quarter and first nine months 2006 compared to $4 million and $23 million in third quarter and first nine months 2005, respectively. The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation. For more information regarding asset impairments and restructuring charges, see Note 10 to the Company's unaudited consolidated financial statements.

Other Operating Income

Other operating income for the first nine months 2005 reflects a gain of $2 million related to the 2004 divestiture of certain businesses and product lines within the CASPI segment.

Interest Expense, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Gross interest costs	$28	$27		$84	$91
Less: Capitalized interest	2	1		5	3
Interest expense	26	26	-- %	79	88	(10) %
Interest income	5	3		17	11
Interest expense, net	$21	$23	(9) %	$62	$77	(19) %

Gross interest costs for the third quarter 2006 were higher compared to the third quarter 2005 due to higher average borrowings and higher average interest rates.

Gross interest costs for the first nine months 2006 were lower compared to the first nine months 2005 due to lower average borrowings that more than offset higher average interest rates.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Early Debt Extinguishment Costs

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash and recorded a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the repaid debt was $500 million.

Other (Income) Charges, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Other (income)	$(3)	$(2)	$(1)	$(10)	$(8)	$(2)
Other charges	4	--	4	8	5	3
Other (income) charges, net	$1	$(2)	$3	$(2)	$(3)	$1

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

Provision for Income Taxes

	Third Quarter			First Nine Months
(Dollars in millions)	2006	2005	Change	2006	2005	Change

Provision for income taxes	$41	$54	(24)%	$158	$207	(24)%
Effective tax rate	30%	31%		34%	30%

The third quarter and first nine months 2006 effective tax rate reflects the Company's expected annual tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 34 percent. The third quarter 2006 effective tax rate was impacted by the reversal of foreign loss valuation allowances. The increase in the effective tax rate for the first nine months 2006 over the first nine months 2005 is primarily attributable to lower foreign earnings in favorable tax jurisdictions and to a decrease in tax deductions for charitable donations. The implementation of SFAS No. 123 (R), effective January 1, 2006, did not have a material effect on the Company's effective income tax rate in the third quarter and first nine months 2006. For additional information regarding SFAS No. 123 (R), see Note 17 to the Company's unaudited consolidated financial statements.

The third quarter 2005 effective tax rate reflects the Company's then expected annual tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 30 percent and higher applicable tax rates related to the early extinguishment of debt costs and the gain on the sale of Genencor stock. The first nine months 2005 effective tax rate also reflects a net deferred tax benefit adjustment related to the expected utilization of capital loss carryforwards.

As described in Note 19 to the consolidated financial statements in Part II, Item 8 of the Company’s 2005 Annual Report on Form 10-K, the Company has significant foreign net operating loss carryforwards and related valuation allowances. Future tax provisions may be positively or negatively impacted to the extent that the realization of these carryforwards is greater or less than anticipated.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment and the SP segment. The Company's segments were previously aligned in a divisional structure that provided for goods and services to be transferred between divisions at predetermined prices that may have been in excess of cost, which resulted in the recognition of intersegment sales revenue and operating earnings. Such interdivisional transactions were eliminated in the Company's consolidated financial statements. In first quarter 2006, the Company realigned its organizational structure to support its growth strategy and to better reflect the integrated nature of the Company's assets. A result of the realigned organizational structure is that goods and services are transferred among the segments at cost. As part of this change, the Company's segment results have been restated to eliminate the impact of interdivisional sales revenue and operating earnings. For additional information concerning the segments' businesses and products, see Note 21 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K and the Form 8-K filed on April 20, 2006.

In the first quarter of 2006, management determined that the Developing Businesses ("DB") segment is not of continuing significance for financial reporting purposes. As a result, revenues and costs previously included in the DB segment and research and development expenditures not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 18 to the Company's unaudited consolidated financial statements as "other" revenues and operating losses.

During third quarter 2006, the Company entered into a definitive agreement for the sale of its Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines in the PCI segment. In October 2006, the Company announced a definitive agreement for the sale of its polyethylene and Epolene polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline. The polyethylene assets and product lines are in the Performance Polymers segment, while the Epolene assets and product lines are in the CASPI segment. Subject to regulatory approval and satisfaction of customary conditions, both divestitures are expected to be completed in fourth quarter 2006.

CASPI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$367	$333	$34	10%	$1,078	$977	$101	10%
Volume effect			(2)	(1)%			5	-- %
Price effect			34	10%			96	10%
Product mix effect			--	-- %			6	1%
Exchange rate effect			2	1%			(6)	(1)%

Operating earnings	53	63	(10)	(16)%	176	194	(18)	(9)%

Asset impairments and
restructuring charges, net	--	1	(1)		8	3	5

Other operating income	--	--	--		--	(2)	2

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For the third quarter and first nine months 2006 compared to the third quarter and first nine months 2005, sales revenue increased $34 million and $101 million, respectively, due to an increase in selling prices in response to higher raw material and energy costs.

Operating earnings decreased $10 million, particularly for cyclical commodity and for adhesives product lines, for the third quarter 2006 compared to the third quarter 2005 due to an increase in raw materials and energy costs which was partially offset by an increase in selling prices.

Operating earnings decreased $18 million for the first nine months 2006 compared to the first nine months 2005, primarily due to increased raw material and energy costs and increased asset impairments and restructuring charges which more than offset an increase in selling prices. Asset impairments and restructuring charges of $8 million for the first nine months 2006 and $3 million for the first nine months 2005, related primarily to previously closed manufacturing facilities.

In October 2006, the Company announced a definitive agreement for the sale of the CASPI segment's Epolene polymer businesses and related assets. Subject to regulatory approval and satisfaction of customary conditions, the divestiture is expected to be completed in fourth quarter 2006. CASPI sales revenue and operating earnings attributed to the assets held for sale were $53 million and $1 million, respectively, for the first nine months of 2006.

Fibers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$228	$228	$--	-- %	$696	$633	$63	10%
Volume effect			(6)	(3) %			37	6%
Price effect			12	6%			51	8%
Product mix effect			(6)	(3) %			(24)	(4) %
Exchange rate effect			--	-- %			(1)	-- %

Operating earnings	55	60	(5)	(8) %	182	155	27	17%

Sales revenue remained constant for the third quarter 2006 compared to the third quarter 2005 primarily due to higher selling prices which were offset by lower sales volume and an unfavorable shift in product mix. The higher selling prices were in response to higher raw material and energy costs as well as continued strong demand for and limited supply of acetate yarn and acetyl chemical products. The lower sales volume was primarily a result of reduced operating rates due to operational disruptions.

Sales revenue increased $63 million for the first nine months 2006 compared to the first nine months 2005 primarily due to higher selling prices and higher sales volume that were partially offset by an unfavorable shift in product mix. The higher selling prices were in response to higher raw material and energy costs as well as continued strong demand for and limited supply of acetate yarn and acetyl chemical products. The increased sales volume was due to strong demand for acetyl chemical products attributed to strengthened global acetate tow demand.

Operating earnings for the third quarter 2006 compared to the third quarter 2005 decreased $5 million due to lower sales volume and higher raw materials and energy costs more than offsetting higher selling prices.

Operating earnings for the first nine months 2006 compared to the first nine months 2005 increased $27 million as higher selling prices and increased sales volume more than offset higher raw material and energy costs.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company believes that acetate tow has modest growth potential in future years and has been evaluating growth options in Europe and Asia. In the third quarter 2006, the Company announced plans to add capacity and expand production of Estron acetate tow in Europe at its Workington, England facility to ensure continued supply of customers' acetate tow needs. The Company continues to evaluate options for growth in Asia.

PCI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$457	$428	$29	7%	$1,321	$1,214	$107	9%
Volume effect			(1)	-- %			(5)	-- %
Price effect			32	8%			113	9%
Product mix effect			(3)	(1)%			1	-- %
Exchange rate effect			1	-- %			(2)	-- %

Operating earnings	25	40	(15)	(38)%	113	128	(15)	(12)%

Asset impairments and
restructuring charges, net	11	--	11		11	4	7

Sales revenue for the third quarter and first nine months 2006 compared to the third quarter and first nine months 2005 increased $29 million and $107 million, respectively, primarily due to higher selling prices, particularly in the intermediates product lines, in response to increases in raw material and energy costs.

Operating earnings decreased $15 million for the third quarter and first nine months 2006 compared to the third quarter and first nine months 2005, respectively. The third quarter 2006 operating earnings included asset impairments and restructuring charges of $11 million related to the expected divestiture of the PCI segment's Arkansas facility, assets and product lines. The third quarter 2005 operating earnings included $10 million of operating earnings from the achievement of certain milestones under an acetyls technology licensing agreement.

In third quarter 2006, the Company announced a definitive agreement for the sale of the PCI segment's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines. Subject to regulatory approval and satisfaction of customary conditions, this divestiture is expected to be completed in fourth quarter 2006. PCI sales revenue and operating results attributed to the assets held for sale were $97 million and $3 million, respectively, for the first nine months of 2006.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment
	Third Quarter
			Change
(Dollars in millions)	2006	2005	$	%

Total sales	$707	$646	$61	10%
Sales - assets held for sale	169	164	5	3%
Sales - continuing product lines	538	482	56	12%

Volume effect			(22)	(3) %
Price effect			77	12%
Product mix effect			(2)	-- %
Exchange rate effect			8	1%

Total operating earnings	17	32	(15)	(47) %
Operating earnings - assets held for sale (1)	15	11	4	36%
Operating earnings - continuing product lines	2	21	(19)	(90) %

	First Nine Months
			Change
(Dollars in millions)	2006	2005	$	%

Total sales	$2,007	$1,944	$63	3%
Sales - assets held for sale	517	442	75	17%
Sales - continuing product lines	1,490	1,502	(12)	(1) %

Volume effect			--	-- %
Price effect			58	3%
Product mix effect			11	-- %
Exchange rate effect			(6)	-- %

Total operating earnings	46	166	(120)	(72) %
Operating earnings - assets held for sale (1)	52	56	(4)	(7) %
Operating earnings - continuing product lines	(6)	110	(116)	>(100) %

(1) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

In October 2006, the Company announced a definitive agreement for the sale of the Performance Polymer segment's polyethylene businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline. Subject to regulatory approval and satisfaction of customary conditions, the divestiture is expected to be completed in fourth quarter 2006.

Sales revenue increased $61 million in third quarter 2006 compared to third quarter 2005 primarily due to higher selling prices in all product lines in response to higher raw material and energy costs, partially offset by lower sales volume, particularly for PET polymers in North America due to sustained levels of Asian imports and for polyethylene due to operational disruptions. Excluding the product lines being divested, sales revenue increased $56 million.

Sales revenue increased $63 million in first nine months 2006 compared to first nine months 2005 primarily due to higher selling prices in polyethylene. Excluding the product lines being divested, sales revenue decreased $12 million.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings decreased $15 million in third quarter 2006 compared to third quarter 2005 primarily due to higher raw material costs and lower sales volume, particularly for PET polymers in North America, more than offsetting higher selling prices. Excluding product lines expected to be divested in fourth quarter, operating earnings decreased $19 million.

Operating earnings decreased $120 million in the first nine months 2006 compared to the first nine months 2005 primarily due to higher raw material and energy costs and lower selling prices for PET polymers globally. Excluding the product lines being divested, operating earnings decreased $116 million.

In early March, 2005, the Company broke ground on the first commercial scale PET polymers plant based upon Eastman's IntegRex technology. The plant will be a 350,000 metric ton facility and the Company continues to expect to begin production in fourth quarter 2006. Research and development efforts continue to enhance IntegRex technology in parallel with construction of the first IntegRex manufacturing facility. The Company is evaluating the possible construction of a full IntegRex facility in North America utilizing these further refinements to IntegRex technology.

The Company is continuing to evaluate its strategic and operational options related to certain PET assets to improve profitability of the segment.

SP Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2006	2005	$	%	2006	2005	$	%

Sales	$207	$179	$28	16%	$596	$536	$60	11%
Volume effect			26	15%			47	9%
Price effect			7	4%			27	5%
Product mix effect			(5)	(3) %			(9)	(2) %
Exchange rate effect			--	-- %			(5)	(1) %

Operating earnings	18	17	1	6%	50	59	(9)	(15)%

Sales revenue for the third quarter and first nine months 2006 compared to the third quarter and first nine months 2005 increased $28 million and $60 million, respectively, due to increased sales volume. The higher sales volume was primarily attributed to continued market development efforts, particularly in copolyester product lines. Selling prices increased to offset higher raw material and energy costs with increases limited by competitive industry dynamics.

Operating earnings for third quarter 2006 increased $1 million compared with third quarter 2005 due to increased sales volume and higher selling prices which more than offset higher raw material and energy costs.

Operating earnings for the first nine months 2006 declined $9 million compared with the first nine months 2005 primarily due to higher raw material and energy costs and increased expenditures related to growth initiatives more than offsetting increased sales volume and higher selling prices.

Eastman continues to be a market leading supplier of cyclohexane dimethanol ("CHDM") modified polymers. In October 2006, the Company decided to cease production of CHDM, an intermediate product primarily used internally, in San Roque, Spain to gain operational efficiencies at other facilities, which will result in asset impairment and restructuring charges in the fourth quarter 2006.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Third Quarter
(Dollars in millions)	2006	2005	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,111	$1,052	6%	(3) %	9%	-- %	-- %
Europe, Middle East, and Africa	371	332	12%	2%	9%	(3) %	4%
Asia Pacific	243	235	3%	(3) %	9%	(3) %	-- %
Latin America	241	197	22%	14%	6%	2%	-- %
	$1,966	$1,816	8%	-- %	9%	(1) %	-- %

Sales revenue in the United States and Canada increased for third quarter 2006 compared to third quarter 2005 primarily due to higher selling prices, particularly in the Performance Polymers segment, which had a $47 million positive impact on sales revenue. The higher selling prices were primarily in response to increases in raw material and energy costs.

Sales revenue in Europe, Middle East and Africa increased for third quarter 2006 compared to third quarter 2005 primarily due to higher selling prices, particularly in the Performance Polymers segment. The higher selling prices were primarily in response to increases in raw material and energy costs.

Sales revenue in Asia Pacific increased for third quarter 2006 compared to third quarter 2005 primarily due to higher selling prices, particularly in the PCI segment.

Sales revenue in Latin America increased for third quarter 2006 compared to third quarter 2005 primarily due to higher sales volume, particularly in the Performance Polymers segment.

	First Nine Months
(Dollars in millions)	2006	2005	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$3,278	$3,068	7%	-- %	8%	(1) %	-- %
Europe, Middle East, and Africa	1,080	1,051	3%	-- %	4%	-- %	(1) %
Asia Pacific	702	685	2%	(4) %	8%	(1) %	(1) %
Latin America	638	526	21%	21%	(2) %	2%	-- %
	$5,698	$5,330	7%	1%	7%	(1) %	-- %

Sales revenue in the United States and Canada increased for the first nine months 2006 compared to the first nine months 2005 primarily due to higher selling prices, particularly in the PCI segment, which had an $87 million positive impact on sales revenue. The higher selling prices were primarily in response to increases in raw material and energy costs.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Europe, Middle East and Africa increased for the first nine months 2006 compared to the first nine months 2005 primarily due to higher selling prices.

Sales revenue in Asia Pacific increased for the first nine months 2006 compared to the first nine months 2005 primarily due to increased selling prices, particularly in the Fibers and PCI segments, which were partially offset by lower sales volume, particularly in the Fibers and Performance Polymers segments.

Sales revenue in Latin America increased for the first nine months 2006 compared to the first nine months 2005 primarily due to higher sales volume, particularly in the Performance Polymers segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information, see Note 9 to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A of the Company’s 2005 Annual Report on Form 10-K and Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2006	2005

Net cash provided by (used in)
Operating activities	$233	$377
Investing activities	(279)	230
Financing activities	(50)	(643)
Effect of exchange rate changes on cash and cash equivalents	2	(3)
Net change in cash and cash equivalents	(94)	(39)

Cash and cash equivalents at beginning of period	524	325

Cash and cash equivalents at end of period	$430	$286

Cash provided by operating activities decreased $144 million in the first nine months 2006 compared to the first nine months 2005 due to the prior year's higher net earnings and the current year's increase in working capital, partially offset by lower pension contributions in the current year. In the first nine months 2006, the Company's working capital increased, consistent with a more normal level, following a reduction of working capital requirements in the fourth quarter 2005 due to the impact of the Gulf Coast hurricanes on sales volume, especially in the Performance Polymers segment. The Company contributed $75 million and $165 million to its U.S. defined benefit pension plans in the first nine months 2006 and 2005, respectively.

Cash used in investing activities totaled $279 million in the first nine months 2006 and cash provided by investing activities totaled $230 million in the first nine months 2005. In the first nine months 2005, the Company received $417 million in net cash proceeds from the sale of its equity investment in Genencor. Capital spending was higher in the first nine months 2006 and included expenditures related to the construction of the IntegRex facility.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in financing activities in the first nine months 2006 totaled $50 million compared to $643 million in the first nine months 2005. Cash used in financing activities in the first nine months 2005 includes the Company's early repayment of $500 million of its outstanding long-term debt and a decrease in commercial paper, credit facility, and other borrowings including bank overdrafts of $84 million, offset by cash received from stock option exercises of $91 million. The payment of dividends is also reflected in financing activities in all periods.

Liquidity

At September 30, 2006, the Company had credit facilities with various U.S. and non-U.S. banks totaling approximately $880 million as disclosed in Note 7 to the consolidated financial statements in Part II, Item 8 of the Company's 2005 Annual Report on Form 10-K. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), which was amended in April 2006 to extend the expiration date to April 2011, and a 144 million euro credit facility ("Euro Facility") which expires in December 2010. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. The Company's combined credit facility borrowings at September 30, 2006 and December 31, 2005 were $182 million and $214 million at weighted average interest rates of 3.49 percent and 3.01 percent, respectively.

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

For more information regarding interest rates, refer to Note 8 to the Company's unaudited consolidated financial statements.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission ("SEC") to issue a combined $1.1 billion of debt or equity securities.

The Company contributed $75 million to its U.S. defined benefit pension plan in the first nine months 2006 and expects no further contributions during 2006.

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

Capital Expenditures

Capital expenditures were $279 million and $224 million for the first nine months 2006 and 2005, respectively. The Company expects capital spending in 2006 will be approximately $400 million which includes the expected completion of the new PET facility in South Carolina utilizing IntegRex technology and a copolyester intermediates expansion and to other targeted growth initiatives.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Commitments

At September 30, 2006, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of up to 21 years. Other borrowings, related primarily to credit facility borrowings, totaled approximately $200 million.

The Company had various purchase obligations at September 30, 2006 totaling approximately $2.1 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. For information regarding the Company's lease commitments, refer to Note 13 to the Company's unaudited consolidated financial statements.

In addition, the Company had other liabilities at September 30, 2006 totaling approximately $1.1 billion primarily related to pension, retiree medical, and other post-employment obligations.

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. For information on the Company's residual value guarantees, refer to Note 13 to the Company's unaudited consolidated financial statements.

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. For information on the Company's accounts receivable securitization program, refer to Note 13 to the Company's unaudited consolidated financial statements.

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

The Company has evaluated material relationships and has concluded that the legal entities involved with these material relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities" the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at September 30, 2006. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Dividends

The Company declared cash dividends of $0.44 per share in the third quarter 2006 and 2005 and $1.32 per share in the first nine months 2006 and 2005.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)". One objective of this new standard is to make it easier for investors, employees, retirees and other parties to understand and assess an employer’s financial position and its ability to fulfill the obligations under its benefit plans. SFAS No. 158 requires employers to fully recognize in their financial statements the obligations associated with single-employer defined benefit pension plans, retiree healthcare plans, and other postretirement plans. SFAS No. 158 requires an employer to fully recognize in its statement of financial position the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 requires an entity to recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No. 87. This Statement requires an entity to disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures for fiscal years ending after December 15, 2006. Based on the funded status of Eastman's pension and postretirement benefit plans in the December 31, 2005 Annual Report on Form 10-K, the adoption of SFAS No. 158 will result in a $128 million reduction to stockholders' equity.

In September 2006, the SEC published Staff Accounting Bulletin No. 108 ("SAB 108") which expresses the SEC staff's views regarding the process to be applied in considering the effects of prior years' misstatements when quantifying misstatements in the current year's financial statements. Registrants must quantify the impact on the current year's financial statements of correcting all misstatements, including the carryover and reversing effects of prior years' misstatements, as well as the effects of errors arising in the current year. If material to the current year's income statement, correction of existing accumulated balance sheet misstatements (i.e., from immaterial errors in prior years) should be accomplished by correcting the financial statements of affected previous years. However, in such case, previously filed reports would not require amendment; rather, corrections should be made the next time such prior years' statements are filed with the SEC. The Company does not expect to change its current practice regarding accounting for misstatements and does not expect the need for restatement of prior periods as a result of SAB 108.

In September 2006, the FASB issued Staff Position No. AUG AIR-1 ("FSP No. AUG AIR-1") which addresses the accounting for planned major maintenance activities. FSP No. AUG AIR-1 amends certain provisions in the American Institute of Certified Public Accountants ("AICPA") Industry Audit Guide and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting". Four alternative methods of accounting for planned major maintenance activities were permitted: direct expense, built-in overhaul, deferral, and accrual ("accrue-in-advance"). This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP No. AUG AIR-1 is effective for an entity's financial statements issued for fiscal years beginning after December 15, 2006. The Company does not utilize the accrue-in-advance method of accounting and therefore expects this FSP to have no impact on its consolidated financial position, liquidity, or results of operations.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OUTLOOK

For 2006, the Company expects:

•	the volatility of raw material and energy costs will continue and the Company will continue to pursue pricing strategies and ongoing cost control initiatives to offset the effects on gross profit;

•	strong volume will be maintained due to continued economic strength, continued substitution of Eastman products for other materials, and new applications for existing products;

•	pension and other post-employment benefit expenses will be similar to 2005 levels;

•	to make no further contributions to the Company’s U.S. defined benefit pension plan during 2006; $75 million has been contributed for the nine months ending September 30, 2006;

•	net interest expense to decrease compared with 2005 primarily as a result of anticipated lower average borrowings, increased capitalized interest and higher interest income;

•	R&D expenses will be approximately 3 percent of revenue;

•	the effective tax rate to be approximately 34 percent;

•
to complete the sale of its Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines and of its polyethylene and Epolene polymer businesses and the ethylene pipeline;

•	to continue to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidation of assets and product lines;

•	capital expenditures to be approximately $400 million and exceed estimated depreciation and amortization of approximately $300 million;

•	to complete construction of the new PET facility in South Carolina utilizing IntegRex technology and a copolyester intermediates expansion, and to pursue other targeted growth initiatives; and

•	priorities for use of available cash will be to pay the quarterly cash dividends, fund targeted growth initiatives and fund the defined benefit pension plans.

The Company expects normal seasonality will reduce demand in some of its businesses and product lines during the fourth quarter and; therefore, expects fourth quarter 2006 earnings per share excluding gains and charges related to ongoing strategic decisions to be at or above fourth quarter 2005 earnings per share excluding asset impairments and restructuring charges.

See “Forward-Looking Statements and Risk Factors below.”

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Quarterly Report may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; development, production, commercialization and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
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

•	The Company's competitive position has recently been adversely impacted by low cost competitors in certain regions and customers developing internal or alternative sources of supply.

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

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
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

•
Due to the Company's global sales, earnings, and asset profile, it is exposed to volatility in foreign currency exchange rates and interest rates. The Company may use derivative financial instruments, including swaps, options and forwards, to mitigate the impact of changes in exchange rates and interest rates on its financial results. However, there can be no assurance that these efforts will be successful and operating results could be affected by significant adverse changes in currency exchange rates and/or interest rates.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks since December 31, 2005. For more information regarding the Company's disclosure about market risks, see Part II, Item 7A of the Company's 2005 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business. While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation, will have a material adverse effect on its overall financial condition, results of operations or cash flows. However, adverse developments could negatively impact earnings or cash flows in a particular future period. For additional information about the sorbates and asbestos litigation, refer to Note 19 to the Company's unaudited consolidated financial statements.

In June 2005, Eastman Chemical Middelburg, B.V., a wholly owned subsidiary of the Company, (the "Subsidiary") received a summons from the Middelburg (Netherlands) District Court Office to appear before the economic magistrate of that District and respond to allegations that the Subsidiary's manufacturing facility in Middelburg has exceeded certain conditions in the permit that allows the facility to discharge wastewater into the municipal wastewater treatment system. The summons proposed penalties in excess of $100,000 (USD) as a result of the alleged violations. A hearing in this matter took place on July 28, 2005, at which time the magistrate bifurcated the proceeding into two phases: a compliance phase and an economic benefit phase. With respect to the compliance phase, the magistrate levied a fine of less than $100,000. With respect to the economic benefit phase, where the prosecutor's proposed penalty in excess of $100,000 remains pending, the parties have submitted their respective written positions to the magistrate. On October 27, 2006, the parties appeared before the district court to present their positions. At this hearing, the Subsidiary vigorously contested the assessment of an economic benefit penalty. The district court will likely render its decision in this matter before the end of this year. This disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1- 31, 2006	102	$52.18	0	$288
August 1-31, 2006	137	$51.02	0	$288
September 1-30, 2006	265	$52.42	0	$288
Total	504	$51.99	0

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

Eastman Chemical Company

Date: October 31, 2006	By:	/S/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, (incorporated by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended October 4, 2006 (incorporated herein by reference to Exhibit 9.01(D)3(II) to Eastman Chemical Company's Current Report on Form 8-K dated October 10, 2006)	53

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

4.10
$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, N.A., as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request

4.11
Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as joint lead arrangers (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.13	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.14	Amendments to Stockholder Protection Rights Agreement (incorporated herein by reference to Exhibits 4.1 and 4.2 to Eastman Chemical Company’s Current Report on Form 8-K dated December 4, 2003)

10.01	Form of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan	54

10.02	Form of Award Notice for Stock Options Granted to Mark J. Costa, Senior Vice-President, Corporate Strategy and Marketing	55

10.03	Form of Performance Share Award to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (2007 - 2009 Performance Period)	56

10.04	Form of Performance Share Award to Mark J. Costa, Senior Vice-President, Corporate Strategy and Marketing under the 2002 Omnibus Long-Term Compensation Plan (2007 - 2009 Performance Period)	57

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	58

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2006	59

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2006	60

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2006	61

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2006	62

99.01	Eastman Chemical Company Detail of Sales Revenue (Assets Held for Sale by Segment)	63