Form 10-K
period 2006-12-31
EASTMAN CHEMICAL CO
filed 2007-03-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 1-12626
EASTMAN CHEMICAL COMPANY
(Exact name of registrant as specified in its charter)

Delaware	62-1539359
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification no.)

200 South Wilcox Drive
Kingsport, Tennessee	37662
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 229-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

____________________________________________________________________________________________
PAGE 1 OF 128 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 125

	Yes	No
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	[X]
	Yes	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.		[X]
	Yes	No
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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

	Yes	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[X]

The aggregate market value (based upon the closing price on the New York Stock Exchange on June 30, 2006) of the 83,230,422 shares of common equity held by nonaffiliates as of December 31, 2006 was approximately $4,494,442,788, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude common stock that may be deemed beneficially owned as of December 31, 2006 by Eastman Chemical Company’s (“Eastman” or the “Company”) directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination. A total of 83,637,623 shares of common stock of the registrant were outstanding at December 31, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2007 Annual Meeting of Stockholders (the "2007 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements, and other written and oral forward-looking statements made by the Company from time to time, may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends, and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments, as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included with such forward-looking statements and in Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors" of this Annual Report on Form 10-K.

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	5

1A.	Risk Factors	23

1B.	Unresolved Staff Comments	23

	Executive Officers of the Company	24

2.	Properties	25

3.	Legal Proceedings	26

4.	Submission of Matters to a Vote of Security Holders	27

PART II

5.	Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

6.	Selected Financial Data	30

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

7A.	Quantitative and Qualitative Disclosures About Market Risk	66

8.	Financial Statements and Supplementary Data	67

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	119

9A.	Controls and Procedures	119

9B.	Other Information	119

PART III

10.	Directors, Executive Officers and Corporate Governance	120

11.	Executive Compensation	120

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	120

13.	Certain Relationships, Related Transactions, and Director Independence	121

14.	Principal Accounting Fees and Services	121

PART IV

15.	Exhibits and Financial Statement Schedules	122

SIGNATURES

Signatures	123

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global chemical company which manufactures and sells a broad portfolio of chemicals, plastics, and fibers. Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, as of December 31, 1993. Eastman has 16 manufacturing sites in 10 countries that supply chemicals, plastics, and fibers products to customers throughout the world. The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

In 2006, the Company had sales revenue of $7.5 billion, operating earnings of $640 million, and net earnings of $409 million. Earnings per diluted share were $4.91 in 2006. Included in 2006 operating earnings were accelerated depreciation related to restructuring decisions of $10 million, asset impairments and restructuring charges of $101 million and other operating income of $68 million.

The Company’s products and operations are managed and reported in five operating segments: the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment and the Specialty Plastics ("SP") segment. A segment is determined primarily by the customer markets in which it sells its products and services. For additional information related to the Company’s operating segments, see Note 21 "Segment Information" to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10K.

In addition to the segments, the Company manages certain costs and initiatives at the corporate level including certain research and development costs not allocated to any one operating segment. Coal gasification, including chemicals from coal, is one of the more significant of these corporate initiatives.

Eastman's management believes that the Company is well-positioned for sustained success both in the near-term and the long-term. Eastman's objective is to leverage its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries to drive growth, meet increasing demand and create new opportunities for the Company's products in key markets.

•
The Company expects continued strong and steady financial performance from its solid base of businesses in the Fibers, CASPI and SP segments, and growth of the SP segment's business through introduction by Eastman of a new family of copolyesters to be commercially available by the end of 2007.

•	Through innovation and strategic actions, Eastman expects to substantially improve the profitability of its polyethylene terephthalate ("PET") polymers business by the second half of 2008.
•
By leveraging its expertise in coal gasification, Eastman expects over time to increase the volume of products derived from coal as a raw material to approximately 50 percent, from approximately 20 percent, thereby providing the Company with a significant cost advantage.

To better focus on its core strengths, the Company divested a portion of its product portfolio in the fourth quarter 2006. The Company sold its Batesville, Arkansas manufacturing facility and related assets in the PCI segment and its polyethylene ("PE") related assets in the Performance Polymers and CASPI segments. In 2006, these divested product lines had sales revenue of $811 million and operating earnings of $124 million.

Manufacturing Streams

As stated above, Eastman's objective is to leverage its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries to drive growth in key markets including packaging, tobacco, durable goods, building and construction, and others. For each of these chemistries, Eastman has developed a combination of assets and technologies that are operated within three manufacturing "streams".

•
In the acetyl stream, the Company begins with high sulfur coal which is then gasified in its coal gasification facility. The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid and acetic anhydride. These chemicals are used in products throughout the Company including acetate tow, acetate yarn and cellulose esters. The Company's ability to use coal is a competitive advantage for raw materials and energy. The Company is investigating opportunities to further leverage its coal-based process know-how in a corporate initiative referred to as "chemicals from coal", with the objective of increasing product volume derived from coal gasification-based raw materials versus crude oil to enable Eastman to achieve lower, more stable costs.

•
In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid ("PTA") and dimethyl terephthalate ("DMT") while most of its polyester competitors start with PTA and DMT. The Company also purchases PTA for use at some of its facilities outside the U.S. PTA or DMT is then reacted with ethylene glycol, which the Company both makes and purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce PET and copolyesters. This backward integration of its polyester manufacturing provides several competitive advantages. For PET, this gives Eastman a cost advantage in a commodity market. For copolyester, Eastman adds a specialty monomer to provide clear, tough, chemically resistant product characteristics. As a result, the Company's copolyesters can compete with materials such as polycarbonate and acrylic.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are then cracked at its facility in Longview, Texas into propylene and ethylene. The company also purchases propylene for use at its facilities outside the U.S. The propylene is used in oxo derivative products, while the ethylene is used in oxo derivatives, acetaldehyde and ethylene glycol production and also sold to external markets.

The following chart shows markets and significant Eastman products by segment and manufacturing stream.

SEGMENT	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM	KEY PRODUCTS, MARKETS AND END USES

CASPI	X		X	Adhesives (tape, label, nonwovens), paint and coatings (architectural, automotive, industrial, and original equipment manufacturing ("OEM"))
Fibers	X			Acetate tow, apparel, home furnishings, and industrial applications
PCI	X	X	X	Agrochemical, automotive, beverages, nutrition, pharmaceuticals, coatings, medical devices, toys, photographic and imaging, household products, polymers, textiles, and consumer and industrials
Performance Polymers	X	X		Beverage and food packaging, custom-care and cosmetic packaging, health care and pharmaceutical uses, household products, and industrial packaging applications
SP	X	X
Appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, graphic arts, general purpose packaging, personal care and cosmetics, food and beverage packaging, performance films, tape and labels, fibers/nonwovens, photographic and optical films, and liquid crystal displays

Cyclicality and Seasonality

Certain segments, particularly the PCI and Performance Polymers segments, are impacted by the cyclicality of key products and markets, while other segments are more sensitive to global economic conditions. Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle. Despite some sensitivity to global economic conditions, many of the products in the Fibers, CASPI and SP segments provide a more stable foundation of earnings.

The Company's earnings and cash flows also typically have some seasonal characteristics. The Company's earnings are typically greater in the second and third quarters, while cash from operations is usually greater in the fourth quarter. Demand for CASPI segment products is typically stronger in the second and third quarters due to the increased use of coatings products in the building and construction industries, while demand is typically weaker during the winter months because of seasonal construction downturns. The PCI segment typically has a weaker fourth quarter, due in part to a seasonal downturn in demand for products used in certain building and construction and agricultural markets. The Performance Polymers segment typically has stronger demand for its PET polymers for beverage container plastics during the second and early third quarters due to higher consumption of beverages in the Northern hemisphere, while demand typically weakens during the late third and fourth quarters.

CASPI SEGMENT

•	Overview

The CASPI segment manufactures liquid vehicles, additives, specialty polymers, and other raw materials which are integral to the production of paints and coatings, inks, adhesives, and other formulated products. The CASPI segment focuses on producing raw materials rather than finished products in order to develop long-term, strategic relationships and achieve preferred supplier status with its customers. Growth in these markets in North America and Europe typically approximates economic growth in general, due to the wide variety of end uses for these applications and dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing. However, higher growth sub-markets exist within North America and Europe, driven by customers' growing demands for performance requirements that are protective of the environment and meet increasingly stringent government regulation. For example, the coatings and adhesives industries are promoting products and technologies designed to reduce air emissions. Growth in Asia and Latin America is substantially higher than general economic growth, driven primarily by the increasing government regulations in industrializing economies.

In 2006, the CASPI segment had sales revenue of $1.4 billion, which represented 19 percent of Eastman’s total sales. In fourth quarter 2006, the Company sold the CASPI segment's Epolene polymer businesses and related assets in conjunction with the sale of the polyethylene business. Product lines associated with the divestiture had sales revenue of $65 million in 2006.

•	Products

➢	Coatings Additives, Coalescents and Solvents
The additives product lines consist of differentiated and proprietary products, including cellulosic polymers which enhance the aesthetic appeal and improve the performance of industrial and automotive original equipment and refinish coatings and inks. Coalescents include products such as Texanol ester alcohol which improves film formation and durability in architectural latex paints, and chlorinated polyolefins which promote the adherence of paints and coatings to plastic substrates. Solvents, which consist of ester, ketone, glycol ether and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application. Environmental regulations that impose limits on the emission of volatile organic compounds and hazardous air pollutants continue to impact coatings formulations requiring compliant coatings raw materials. Eastman’s coatings additives, coalescents and solvents are currently used in compliant coatings. Additional products are under development to meet the growing demand for waterborne and high solids coatings. Coatings additives, coalescents and solvents comprised 60 percent of the CASPI segment’s total sales for 2006.

➢	Adhesives Raw Materials
The adhesives product lines consist of hydrocarbon resins, rosin resins, resin dispersions, and polymer raw materials. These products are sold to adhesive formulators and tape and label manufacturers for use as raw materials in hot melt and pressure sensitive adhesives and as binders in nonwoven products such as disposable diapers, feminine products, and pre-saturated wipes. Eastman is one of the largest manufacturers of hydrogenated gum rosins used in adhesive and chewing gum applications. Eastman offers the broadest product portfolio of raw materials for the adhesives industry, ranking as the second largest global tackifier supplier. Adhesives raw materials comprised 40 percent of the CASPI segment’s total sales for 2006.

The profitability of the CASPI segment products is sensitive to the global economy, exchange rates, market trends and broader chemical cycles, particularly the olefins cycle. The CASPI segment's specialty products, which include coatings additives, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle due to their functional performance attributes. The cyclical commodity products, which include commodity solvents and polymer raw materials, are impacted by the olefins cycle. The Company leverages its proprietary technologies, competitive cost structure and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

•	Strategy and Innovation

A key element of the CASPI segment growth strategy is the continued development of innovative product offerings, building on proprietary technologies in high-growth markets and regions that meet customers’ evolving needs and improve the quality and performance of customers’ end products. Management believes that its ability to leverage the CASPI segment's broad product line and Eastman's research and development capabilities makes it uniquely capable of offering a broad array of solutions for new and emerging markets. The Company is pursuing high value incremental expansions of existing CASPI manufacturing assets to ensure that adequate capacity is available to meet the increasing demand for the segment's differentiated products.

The CASPI segment is focused on the expansion of the coatings and inks additives and specialty solvents product offerings into other high-growth areas. These include market areas with growth due to specific market trends and product developments, such as high solids and water-based coatings and inks, as well as growth in geographic areas due to the level and timing of industrial development. The Company's global manufacturing presence positions the CASPI segment to take advantage of areas of high industrial growth, particularly in Asia from its facility in Singapore and joint venture operations in China.

The CASPI segment is also focused on the expansion of the adhesives raw materials product offerings into high-growth markets and regions by leveraging applications technology and increasing production capacity. The segment expects to take advantage of growth in demand for specialty hydrocarbon resins through the 25 percent expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands, completed in the fourth quarter 2006, and through the 30 percent expansion of hydrocarbon resin production capacity at Eastman's joint venture operation in Nanjing, China, completed in the second quarter 2006. Additionally, the CASPI segment has increased profitability within this group of product lines through cost reduction initiatives and leveraging of best manufacturing practices.

The Company intends to continue to leverage its resources to strengthen its CASPI segment innovation pipeline through improved market connect and the expanded use of proprietary products and technologies. Although CASPI segment sales and application development are often specialized by end-use markets, developments in technology may be successfully shared across multiple end-uses and markets.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base for the CASPI segment is broad and diverse. This segment has more than 1,250 customers around the world, and approximately 80 percent of its sales revenue in 2006 was attributable to approximately 90 customers. The CASPI segment focuses on establishing long-term, customer service-oriented relationships with its strategic customers in order to become their preferred supplier and to leverage these relationships to pursue sales opportunities in previously underserved markets and to expand the scope of its value-added services. However, from time to time, customers decide to develop products internally or diversify their sources of supply that had been provided by Eastman's CASPI segment. Growth in North American and European markets typically coincides with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing.

•	Competition

Competition within the CASPI segment's markets varies widely depending on the specific product or product group. Because of the depth and breadth of its product offerings, Eastman does not believe any one of its competitors presently offers all the products it manufactures within the CASPI segment. The Company’s major competitors in the CASPI segment's markets include larger companies such as Dow Chemical Company ("Dow"), BASF and Exxon Mobil Corporation, which may have greater financial and other resources than Eastman. Additionally, within each CASPI segment product market the Company competes with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors. However, Eastman does not believe that any of its competitors has a dominant position within the CASPI segment's markets. The Company believes its competitive advantages include its level of vertical integration, breadth of product and technology offerings, low-cost manufacturing position, consistent product quality, and process and market knowledge. In addition, Eastman attempts to leverage its strong customer base and long-standing customer relationships to promote substantial recurring business, further strengthening its competitive position.

FIBERS SEGMENT

• Overview

The Fibers segment manufactures Estron acetate tow and Estrobond triacetin plasticizers, which are used primarily in cigarette filters; Estron natural and Chromspun solution-dyed acetate yarns for use in apparel, home furnishings and industrial fabrics; and acetate flake and acetyl raw materials for other acetate fiber producers. The Fibers segment is one of the world’s two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began producing the product in the early 1950s. The Fibers segment is the world’s largest producer of acetate yarn and has been in this business for over 75 years. In 2006, the Fibers segment had sales revenue of $910 million, which represented 12 percent of Eastman's total sales.

The Fibers segment’s long history and experience in the fibers markets are reflected in its operating expertise, both within the Company and in support of its customers’ processes. The Fibers segment’s expertise in internal operating processes allows it to achieve a consistently high level of product quality, a differentiating factor in the industry. The Fibers segment's knowledge of the industry and of customers' processes allows it to assist its customers in maximizing their processing efficiencies, promoting repeat sales and mutually beneficial, long-term customer relationships. The Fibers segment’s fully integrated facilities from coal-based acetyl raw materials through acetate tow and yarn allow a reduction in dependence on petrochemicals from third parties. Management believes the Fibers segment employs the only continuous flake manufacturing process that can use multiple sources of wood pulp as raw material. As a result, the segment has qualified all major high-purity wood pulp suppliers that make pulp suitable for acetate fibers. Despite the continuing consolidation of pulp suppliers, the Fibers segment has dependable sources of pulp supply. The Fibers segment management believes that these factors combine to make it an industry leader in reliability of supply and cost position.

In addition to the cost advantage of being coal-based, the Fibers segment believes its competitive strengths include high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, reputation for excellent technical and commercial customer service, and a strong customer base characterized by long-term customer relationships. The Fibers segment is capitalizing and building on these strengths to improve its strategic position.

•	Products

➢	Acetate Tow
The Fibers segment manufactures acetate tow under the Estron trademark according to a wide variety of customer specifications, primarily for use in the manufacture of cigarette filters. World-wide demand for acetate tow is expected to increase by approximately 3 percent per year through 2010.

➢	Acetate Yarn
The Fibers segment manufactures acetate filament yarn under the Estron and Chromspun trademarks in a wide variety of specifications. Consisting of pure cellulose acetate, Estron acetate yarn is available in bright and dull luster and is suitable for subsequent dyeing in the fabric form. Chromspun acetate yarn is solution-dyed in the manufacturing process and is available in more than 20 colors. These products are used in fabrics for apparel, home furnishings, and industrial applications. From a retail customer’s perspective, garments containing acetate yarn are noted for their rich colors, silky feel, supple drape, breathability, and comfort. World-wide demand for acetate yarn is expected to continue to be negatively affected by lower-priced substitute materials.

➢	Acetyl Chemical Products
Acetyl chemicals products sold primarily to other acetate fiber producers include acetate flake, acetylation-grade acetic acid, and acetic anhydride. In addition, the Fibers segment markets acetyl-based triacetin plasticizers under the Estrobond trademark, generally for use by cigarette manufacturers as a bonding agent in cigarette filters.

•	Strategy and Innovation

➢	Growth
In the Fibers segment, Eastman is leveraging its strong customer relationships and knowledge of the industry to identify growth options.

In September 2006, the Company announced a 60 percent capacity expansion of acetate tow at its Workington, England site with a targeted completion date in mid-2008. The location of this site will serve existing customers in Western Europe and the growing demand in Eastern Europe. The acetate flake for the capacity expansion will be sourced from existing flake capacity in Kingsport, Tennessee.

The Company is also considering the construction of new acetate tow capacity in Asia, a major growth region. The Company would likely supply acetate flake for this expansion from its Kingsport, Tennessee site.

➢	Continue to Capitalize on Fiber Technology Expertise
The Fibers segment intends to continue to make use of its capabilities in fibers technology to maintain a strong focus on incremental product and process improvements, with the goals of meeting customers' evolving needs and improving the segment's manufacturing process efficiencies.

➢	Maintain Cost-Effective Operations and Consistent Cash Flows and Earnings
The Fibers segment expects to continue to operate in a cost effective manner, capitalizing on its scale and vertical integration, and to make further productivity and efficiency improvements through continued investments in research and development. The Company plans to reinvest in the Fibers business to sustain consistently strong earnings and cash flows.

➢	Research and Development
Research and development efforts for the Fibers segment are primarily focused on incremental process and product improvements, as well as cost reduction, with the objectives of increasing sales and reducing costs. Recent achievements have included fiber product advancements that allow improved processability on customers’ equipment and improved packaging designs. The Fibers segment also engages in research to assist acetate tow customers in the effective use of the segment's products and in the customers’ product development efforts.

•	Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 175 companies in the tobacco and textile industries, located in all regions of the world. The largest 20 customers within the Fibers segment include multinational as well as regional cigarette producers, fabric manufacturers and other acetate fiber producers. These top 20 customers accounted for about 80 percent of the segment’s total sales revenue in 2006. The segment maintains a strong position in acetate tow imports into China, one of the largest and fastest growing markets in the world.

• Competition

Competitors in the fibers market for acetate tow include one global competitor, Celanese Corporation ("Celanese"); three multi-regional competitors, Acetate Products Ltd. ("Acordis"), Rhodia S.A. and Daicel Chemical Industries Ltd ("Daicel").; and two regional competitors, SK Chemicals Co. ("SK"), Ltd. and Mitsubishi Rayon Co., Ltd. ("Mitsubishi Rayon"). Some consolidation is ongoing within the acetate fiber industry with the pending acquisition of Acordis by Celanese. For acetate yarn, major competitors include three companies that target multi-regional markets, BembergCell, INACSA and UAB Korelita, and two regional producers, SK and Mitsubishi Rayon.

In the acetate tow market, two major competitors, Celanese and Daicel, have joint venture capacity in China and expanded their capacity in 2005 and 2006. However, current global capacity utilization rates are expected to remain high given the world-wide growth in demand and the industry structure changes that occurred in 2005 when a major competitor closed a North American acetate tow production facility.

Eastman is the world leader in acetate yarn production, the only acetate yarn producer vertically integrated in acetate flake production, and the only acetate yarn producer in North America. The Fibers segment is well positioned to serve this market due to an in-depth knowledge of end-use markets; careful selection of a balanced portfolio of markets, customers, and products; and a highly integrated, large-scale manufacturing operation. Eastman's reputation for quality and supply stability gives it a competitive advantage in the market.

PCI SEGMENT

•	Overview

The Company’s PCI segment manufactures diversified products that are sold externally, as well as used internally by other segments. The PCI segment's earnings are highly dependent on how the Company chooses to optimize the acetyls stream and the olefins stream. In 2006, the PCI segment had sales revenue of $1.7 billion, which represented 22 percent of Eastman’s total sales.

In fourth quarter 2006, Eastman sold its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines in the PCI segment. Product lines associated with the divestiture had revenue of $111 million in 2006. In addition, as part of the sale of the Performance Polymers segment's polyethylene business, the Company has agreed to supply ethylene to the buyer. These sales of ethylene, which was previously used internally, will be reported in the PCI segment. The company also expects to begin a staged phase-out of older cracking units in 2007, with timing dependent in part on market conditions.

•	Products

The PCI segment offers over 135 products that include intermediates based on oxo and acetyl chemistries, and performance chemicals. The PCI segment's 2006 sales revenue was approximately 55 percent olefin-based, 15 percent acetyl-based, 5 percent polymer-based, and 25 percent based on performance and other chemicals. Approximately 73 percent of the PCI segment's sales revenue is generated in North America. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. The Company's PCI segment is the largest marketer of acetic anhydride in the United States, an intermediate that is a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products. Eastman manufactures one of the world's broadest ranges of products derived from oxo aldehydes. The PCI segment’s other intermediate products include plasticizers and glycols. Many of the intermediates products in the PCI segment are priced based on supply and demand of substitute and competing products. In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base.

The PCI segment also manufactures performance chemicals, that are complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for pharmaceutical, fiber, and food and beverage ingredients, which are typically used in specialty market applications. These specialty products are typically priced based on the amount of value added rather than supply and demand factors.

•	Strategy and Innovation

To build on and maintain its status as a low cost producer, the PCI segment continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings. Through the PCI segment, the Company maximizes the advantage of its highly integrated and world-scale manufacturing facilities. For example, the Kingsport, Tennessee manufacturing facilities allow the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. At the Longview, Texas facility, Eastman's PCI segment uses its proprietary oxo-technology in the world’s largest single-site, oxo aldehyde manufacturing facility to produce a wide range of alcohols, esters, and other derivative products utilizing propane and local ethane supplies, as well as purchased propylene. These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the PCI segment to remain cost competitive with, and for some products cost-advantaged over, its competitors.

The PCI segment selectively focuses on continuing to develop and access markets with high-growth potential for the Company’s chemicals. The Company engages in customer-focused research and development initiatives in order to develop new PCI products and find additional applications for existing products. The Company is currently focusing these efforts on applications in the personal care market and markets using plasticizers.

•	Customers and Markets

The PCI segment’s products are used in a variety of markets and end uses, including agrochemical, automotive, beverages, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles, and industrials. The markets for products with market-based pricing in the PCI segment are cyclical. This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply. Demand, in turn, is based on general economic conditions, raw material and energy prices, consumer demand and other factors beyond the Company’s control. Eastman may be unable to increase or maintain the PCI segment's gross margins in periods of economic stagnation or downturn, and future PCI segment results may fluctuate from period to period due to these economic conditions. The Company believes many of these markets are being positively affected by the current olefins upcycle. However, the strength of product-specific olefin derivative markets will vary widely based upon prevailing supply and demand conditions.

An important trend within the PCI segment's markets is a tendency toward increased regionalization of key markets, especially for acetyls and olefins products, due to increased transportation costs. Additionally, the PCI segment is engaged in continuous efforts directed toward optimizing product and customer mix. Approximately 80 percent of the PCI segment’s sales revenue in 2006 was from 100 out of approximately 1,200 customers worldwide.

•	Competition

Historically, there have been significant barriers to entry for competitors with respect to a majority of the PCI segment's products, primarily due to the fact that the relevant technology has been held by a small number of companies. As this technology has become more readily available, competition from multinational chemical manufacturers has intensified. Eastman competes with these and other producers primarily based on price, as products are interchangeable, but also on technology, marketing and services. Eastman’s major competitors in this segment include large multinational companies such as Dow, Celanese, BASF, and Exxon Mobil Corporation. While some competitors in PCI's product markets may have greater financial resources than Eastman, the Company believes it maintains a strong competitive position due to the combination of its scale of operations, breadth of product line, level of integration, and technology leadership.

PERFORMANCE POLYMERS SEGMENT

•	Overview

In 2006, the Performance Polymers segment had revenues of $2.6 billion, which represented 36 percent of the Company’s total sales. The segment consisted of two principal product lines, PET and PE.

In fourth quarter 2006, Eastman concluded the sale of its PE business. The PE product lines were manufactured entirely in the United States and had a relatively small market share. The low density polyethylene and linear low density polyethylene product lines of the PE business accounted for approximately 25 percent of the Performance Polymers segment’s sales revenue in 2006.

The PET product line competes to a large degree on price in a capital intensive industry. Profitability is achieved by attaining low cost positions through technology innovation, manufacturing scale, capacity utilization, access to reliable and competitive utilities, energy and raw materials, efficient manufacturing processes and distribution.

The Company's PET production is vertically integrated back to the raw material paraxylene for a substantial majority of its capacity. The Performance Polymers segment's PET product line for the packaging market is the world’s largest based on capacity share; the most global based on manufacturing sites; and the broadest based on formula diversity. PET is used in a wide variety of packaging products including those for carbonated soft drinks, water, juice, personal care items, household cleaners, beer and food containers. The Performance Polymers segment has PET manufacturing sites in the United States, Mexico, Argentina, Spain, England, and the Netherlands. The Performance Polymers segment competes primarily in North America, Latin America, and Europe.

In 2007, the Company will transform the Performance Polymers segment.  Through innovation and strategic actions, Eastman expects to substantially improve the operating margin of its PET polymers business to approximately 10 percent by the second half of 2008.  Through the Company's new facility utilizing IntegRex technology in South Carolina, the Company expects to increase PET production through a combination of new capacity and debottlenecking, partially offset by rationalization of higher cost assets.  The new facility using IntegRex technology will be in full operation in the first quarter of 2007, resulting in 33 percent of the Company's North American PET capacity being IntegRex-based capacity.  The segment is also taking strategic actions to address under-performing PET assets outside the U.S, including entering into an agreement to sell the San Roque, Spain manufacturing facility.  Additionally, the Performance Polymers segment is evaluating the possible construction of a second PET manufacturing facility fully utilizing IntegRex technology.

•	Products

➢	PET
PET is used in beverage and food packaging and other applications such as custom-care and cosmetics packaging, health care and pharmaceutical uses, household products, and industrial packaging applications. PET offers fast and easy processing, superb clarity, excellent colorability and color consistency, durability and strength, impact and chemical resistance, and high heat stability. Packages made from PET are characterized by their light weight, high strength, durability, clarity, low cost, safety, and recyclability. PET accounted for 75 percent of the sales revenue in the Performance Polymers segment in 2006.

•	Strategy and Innovation

➢	Growth
The Performance Polymers segment intends to capitalize on the growth in the PET industry with timely and efficient capacity additions including debottlenecking existing production processes, asset expansions, new assets, contract-manufacturing arrangements, and manufacturing alliances. This growth strategy will rely on continuous process technology improvements from the efficient use of research and development, as well as the rationalization of smaller scale, higher cost PET assets, which could be redirected to the manufacture of copolyester products.

Production began in November 2006 at the Company's new PET manufacturing facility utilizing IntegRex technology in Columbia, South Carolina. Delivering ParaStar next generation PET resins, the facility is expected to be at its full operational capacity of 350 thousand metric tons during the first quarter of 2007. The Company is also evaluating the possible construction of a fully integrated IntegRex facility in the United States or elsewhere.

➢	Innovation
The Performance Polymers segment expects to continue to provide customers with innovative new products and incremental improvements in existing products. Eastman currently maintains the industry’s broadest product offering for PET polymers including ParaStar next generation PET resins for carbonated soft drink packaging enabled by IntegRex technology, Aqua polymer for the water bottle market, Heatwave polymer for hotfill markets and Vitiva polymer for ultraviolet light sensitive applications.

➢	Research and Development

Eastman directs its research and development programs for the Performance Polymers segment toward three key objectives:

•	Lowering manufacturing costs through process technology innovations and process improvement efforts;

•
Developing new products and services in PET polymers that both meet customers' fitness for use requirements and are protective of the environment through applications research and customer feedback; and

•	Enhancing product quality by improvement in manufacturing technology and processes.

The Company's Performance Polymer's research and development efforts have resulted in significant improvements in manufacturing process efficiencies and are continuing to yield sustainable competitive advantage. In 2004, after two years of significant, concentrated research and development efforts, Eastman announced its new IntegRex technology, a breakthrough innovation in the integrated manufacturing of paraxylene to PET resin, specifically designed for packaging applications. During 2005, research and development efforts further enhanced IntegRex technology allowing for a debottlenecking of the new plant to provide an additional 100 thousand metric tons by the middle of 2008 for a total capacity of 450 thousand metric tons. In November 2006, the Company announced it was evaluating a second world-class, fully integrated facility utilizing Integrex technology.

Enabled by IntegRex technology, ParaStar next generation PET resins offer Eastman's customers significant advantages in the performance and delivered cost of their packages, including higher clarity and lower energy use in conversion from pellets to containers.

•	Customers and Markets

The largest 43 PET customers within the Performance Polymers segment accounted for more than 80 percent of the segment’s continuing product lines' total sales revenue in 2006. These customers are primarily PET container suppliers to large volume beverage markets such as carbonated soft drinks, water, and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids, and household products. In 2006, the worldwide market for PET, including containers, film and sheet, was approximately 11 million metric tons. Demand for PET has grown steadily over the past several years, driven by its popularity for recyclable, single-serve containers and as a substitute for glass and aluminum. PET has already made significant inroads in soft drink and water bottles, and producers are currently targeting markets such as hot-fill soups and sauces and containers for beer. Industry analysts report that PET consumption grew worldwide from 1.0 million metric tons in 1989 to approximately 11 million metric tons in 2006, a compound annual growth rate of 15 percent. Global demand for PET is expected to grow approximately 6 to 8 percent annually over the next several years.

•	Competition

Major competitors for the Performance Polymers segment include DAK Americas, Equipolymers, Far Eastern Textiles Ltd., Invista, Mossi & Ghisolfi Group, Nan Ya Plastics Corporation, Reliance Industries Ltd., and Wellman Inc.

The strong growth in demand for PET, coupled with ease of access to conventional manufacturing technology, has resulted in the presence of over 100 significant resin producers in this market in 2006, up from fewer than 20 in 1995. The Performance Polymers segment is a global competitor with manufacturing sites in North America, Latin America and Western Europe. The level of competition, however, varies by region. Competition is primarily on the basis of price with product performance, quality, service, and reliability also being competitive factors.

Industry pricing is strongly affected by raw material costs and capacity utilization. PET global supply has exceeded demand since 1997 as a result of capacity being introduced into the market at a rate exceeding that of demand growth. While the demand for PET continues to increase steadily, excess capacity, particularly in Asia, remains. Excess Asian capacity and related exports are expected to continue to have an adverse impact on PET pricing worldwide.

SP SEGMENT

•	Overview

The SP segment produces highly specialized copolyesters and cellulosic plastics that possess differentiated performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, graphic arts, general purpose packaging, personal care and cosmetics packaging, food and beverage packaging, performance films, tape and labels, fibers/nonwovens, photographic and optical films, and liquid crystal displays. In 2006, the SP segment had sales revenue of $818 million, which represented just over 11 percent of Eastman’s total sales.

The SP segment competes in the market for plastics that meet specific performance criteria, typically determined on an application-by-application basis. Product development in the SP segment is dependent upon Eastman’s ability to design plastics products that achieve performance characteristics specified by its customers, while providing a better value proposition than alternative materials such as polycarbonate and acrylic. Increases in market share are gained through the development of new applications, substitution of plastic for other materials, and, displacement of other plastic resins in existing applications. The SP segment produces polyesters, specialty copolyesters, cellulose esters, and cellulosic plastics. The Company estimates that the market growth for copolyesters will continue to be higher than general economic growth due to continued material innovations and displacement opportunities. Eastman believes that cellulosic materials will grow at the growth rate of the economy in general, driven by the strong demand for cellulose esters in liquid crystal displays more than offsetting the decline in legacy photographic markets.

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

The SP segment also includes cellulosic materials, which have historically been a steady business with strong operating margins for the Company, and includes what Eastman believes is a market-leading position in North American cellulose esters for tape and film products and cellulose plastics for molding applications. Eastman has recently commercialized a new family of materials, Visualize cellulose esters, for the liquid crystal displays market.

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
Engineering and specialty polymers accounted for approximately 50 percent of the SP segment’s 2006 sales revenue. These polymers include a broad line of polyesters, copolyesters, alloys, cellulose flake, and cellulosic plastics that are sold to a diverse and highly fragmented customer base in numerous market segments on a global basis. Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors. Engineering and specialty polymers products are sold into three sectors: durable goods (principally components used in appliances); medical goods (disposable medical devices, health care equipment and instruments, and pharmaceutical packaging); and personal care and consumer goods (housewares, cosmetics, eyewear, tools, toys, and food and beverage packaging).

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
Sales of specialty film and sheet products represented approximately 30 percent of the SP segment’s 2006 revenue. The key end-use markets for specialty film and sheet are packaging and in-store fixtures and displays. Direct customers are film and sheet producers, but marketing activities focus downstream through designers, specifiers, OEMs and brand owners in targeted end-use markets.

In the packaging market, specialty film and sheet is sold to end-use markets including medical and electronic component trays, shrink label films, general purpose packaging, and multilayer films. Eastman continues to innovate materials solutions for the packaging market which include high melt strength copolyesters for handleware applications and modified copolyesters used to produce shrink packaging labels. Competitive materials in these end-use markets are typically PET polymers, high density polyethylene, polyvinyl chloride ("PVC") and oriented polystyrene. Eastman’s primary brands for these markets are Eastar and Embrace copolyesters.

In the in-store fixture and display market, Spectar copolyester is marketed primarily for point of purchase displays including indoor sign and store fixtures. Eastar copolyester is marketed into the graphics market. Copolyester use in these end-use markets is expected to grow above display market rates as a result of new business growth. Competitive materials in these end-use markets are polymethylmethacrylate and polycarbonate.

➢	Optical Films and Fibers
Packaging, film and fiber products, which represented approximately 20 percent of the SP segment’s 2006 revenue, include a range of specialty polymer products for markets such as photographic film, optical film, fibers/nonwovens, tapes/labels and liquid crystal displays. Customers are typically manufacturers of film and fiber products, employing a range of processing technologies, including film melt extrusion, solvent casting, and fiber extrusion. These films and fibers products are further converted to produce value-added products, such as photographic film, liquid crystal displays film, adhesive tape, or nonwoven articles, which are sold as branded items. Products include cellulose esters, copolyesters, specialty polyesters and concentrates/additives. Sales of products that are used as raw materials in traditional photographic markets continue to be under pressure due to the conversion of traditional photographic technology to digital imaging. The SP segment has commercialized a new family of materials, Visualize cellulose esters, for the liquid crystal displays market.

•	Strategy and Innovation

The SP segment is focused on delivering consistent gross margins and reinvesting for continued growth. Over the past three years, the SP segment has divested certain non-core businesses, shut-down certain non-integrated manufacturing operations, and expanded certain integrated facilities. The Company continues to leverage the advantages of being an integrated polyester manufacturer and will continue to pursue opportunities within the integrated polyester stream. The SP segment is taking advantage of the opportunity to utilize rationalized PET assets to reduce copolyester conversion costs and enhance its ability to market its products against competitive materials. This opportunity is expected to capture the synergies of the Performance Polymers segment's integrated structure and the SP segment's ability to develop higher value markets. These synergies should enable the SP segment to reduce costs and expand production, increase the scale necessary to substitute for competitive materials, and focus on targeted growth markets. The SP segment continues to pursue growth by investing in marketing, research and development, and manufacturing to meet the needs of the global marketplace. For example, the segment is beginning a capital project to increase copolyester capacity at Eastman's South Carolina site in order to meet expected growth in global demand. The SP segment is also expanding its Kingsport-based CHDM capacity to provide additional intermediates to support global market growth for copolyester products. The SP segment is also investigating options to increase capacity for its cellulose ester products to support continued demand in key markets such as liquid crystal displays.

Eastman has a broad portfolio of key monomers that can be combined in various ways to yield a range of polymers with widely varying properties for different applications. Development of proprietary technology is currently underway to enable the SP segment to produce a new family of products that would allow entry into applications that have been beyond the reach of the current portfolio of copolyester products. This new copolyester innovation is expected to offer a combination of chemical and temperature resistance that should enable the SP segment to create new material solutions in markets and applications that the SP segment's current copolyesters have insufficient properties to meet. These new applications are estimated to represent 1.5 billion pounds of opportunities in markets such as medical, building and construction, durables and personal care. The SP segment anticipates having commercial product available for these new applications by the end of 2007.

The Company competes in market niches requiring polymers with combinations of clarity, toughness, and chemical resistance. The liquid crystal display market is a developing growth market for the SP segment. The Company is investing in the development of copolyester and cellulosic based product solutions for this high-growth market, with the objective of becoming a strategic raw material supplier in the liquid crystal displays market. The SP segment's management anticipates continued strong growth of Visualize cellulose esters.

The SP segment develops product enhancements in order to respond to specific market needs, and expects this to result in increased market penetration for existing products. Likewise, the introduction of new products will provide access to previously underserved markets. In addition, the SP segment is focusing on global growth by investing resources to provide product solutions to customers in previously underserved regional markets. The SP segment model of innovation leverages a unique and growing portfolio of cellulosics and specialty copolyesters, such as Visualize cellulose esters for liquid crystal displays, Embrace copolyesters for shrink films, and Eastar copolyesters for cosmetics packaging and clear handleware containers.

The Company is a major supplier of resins to the specialty film and sheet markets. With Eastman serving less than 10 percent of the global specialty film and sheet end-use markets, substantial growth opportunities exist for Eastman. The growth strategy is to penetrate new market segments or geographies and offer a substitute for other materials by providing an improved value proposal or design flexibility that enhances the growth potential of the Company’s customers. One example is Eastman's technology for Encapsulated Image Layer Technology ("EILT"). EILT deploys patented technology that allows licensees to construct decorative laminate sheeting using Eastman copolyesters for high value architectural design applications.

•	Customers and Markets

The customer base in the SP segment is broad and diverse, consisting of over 700 companies worldwide in a variety of industries. Approximately 80 percent of the SP segment’s 2006 revenue was attributable to approximately 70 customers. The SP segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles. By doing so, it is better able to understand its customers’ needs as those customers develop new products, and more effectively bring new solutions to market.

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

The SP segment has a full array of products moving across the life cycle as described above. For example, two commonly used plastics materials in the heavy gauge sheet market are acrylic and polycarbonate. In general, acrylics are lower in cost, while polycarbonates provide higher performance at a higher cost. Eastman’s products capture portions of both markets. Customers of the SP segment can select from products that offer improved performance over acrylics at a slightly higher cost, or products that are lower cost than polycarbonates while still possessing excellent performance properties. In this way, the SP segment is able to meet the industry need for low-cost, high performance plastics materials and maintain a significant advantage over its competitors. With regard to engineering and specialty polymers products, the Company competes in market areas requiring polymers with combinations of clarity, toughness, and chemical resistance. Eastman’s primary competitors for engineering and specialty polymers are companies such as Bayer AG, Lanxess AG, Dow, GE Plastics, Nova Chemicals Corporation and others, including polycarbonate, acrylic and clear acrylonitrile butadiene styrene producers in regions outside North America. Specialty film and sheet competitors also include polymer companies, such as GE Plastics, Bayer AG, Dow, Cyro Industries, Ineos, Atoglas, SK Chemical Industries, and Selenis, which sell copolyesters, polycarbonate, acrylic, and/or polyvinyl chloride resins. Competition for packaging, film and fiber products is primarily from other producers of polyester and producers of cellulose ester polymers such as Acetati SpA and Daicel. Competition with other polymers such as acrylic, PVC, polystyrene, polypropylene and polycarbonate is also significant in several markets and applications. Channels to customers include corporate accounts, direct sales, e-commerce, and distributors.

The SP segment believes that it maintains competitive advantages over its competitors throughout the product life cycle. At product introduction, the segment’s breadth of offerings combined with its research and development capabilities and customer service orientation enable it to quickly bring a wide variety of products to market. As products enter the growth phase of the life cycle, the SP segment is able to continue to leverage its product breadth by receiving revenues from multiple sources, as well as retaining customers from long-term relationships. As products become price sensitive, the SP segment can take advantage of Eastman's scale of operations and vertical integration to maintain a superior product conversion cost position.

The SP segment believes it has competitive advantages in copolyester and cellulose esters plastics. However, new competitors have begun selling copolyester products in the past few years. These new competitors cannot yet produce the wide variety of specialty copolyesters offered by the SP segment or offer the same level of technical assistance. Additionally, the Company is committed to investing for growth in SP product lines to support continued market growth and maintaining the cost advantages obtained from its scale of operations and manufacturing expertise. There can be no assurance, however, that the SP segment will be able to maintain this competitive advantage and if it is unable to do so, its results of operations could be adversely affected.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sales, Marketing, and Distribution

The Company markets products primarily through a global sales organization, which has a presence in the United States and in over 35 other countries around the world. Eastman has a number of broad product lines which require a sales and marketing strategy that is tailored to specific customers in order to deliver high quality products and high levels of service to all of its customers worldwide. Technical expertise and process knowledge are critical in determining the application of products for a particular customer. Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its five operating segments, Eastman is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals and plastics.

The Company's products are marketed through a variety of selling channels, with the majority of sales being direct and the balance sold primarily through indirect channels such as distributors. Non-U.S. sales tend to be made more frequently through distributors than U.S. sales. The Company's customers throughout the world have the choice of obtaining products and services through Eastman's website, www.eastman.com, through any of its global customer service centers, or through any of Eastman's direct sales force or independent distributors. Customers who choose to use the Company’s website can conduct a wide range of business transactions such as ordering online, accessing account and order status, and obtaining product and technical data. Eastman is an industry leader in the implementation and utilization of e-business technology for marketing and selling products to customers and was one of the first chemical companies to offer this capability. Eastman views this as an opportunity to increase supply chain efficiency by having an enterprise resource-planning platform with connectivity to customers. These sales and marketing capabilities combine to reduce costs and provide a platform for growth opportunities for the Company by providing potential customers new methods to access Eastman’s products.

The Company’s products are shipped to customers directly from Eastman's manufacturing plants as well as from distribution centers worldwide, with the method of shipment generally determined by the customer.

Sources and Availability of Raw Materials and Energy

Eastman purchases a substantial portion, estimated to be approximately 80 percent, of its key raw materials and energy through long-term contracts, generally of three to five years initial duration with renewal or cancellation options for each party. Most of those agreements do not require the Company to purchase materials or energy if its operations are reduced or idle. The cost of raw materials and energy is generally based on market price at the time of purchase, although derivative financial instruments, valued at quoted market prices, have been utilized to mitigate the impact of short-term market price fluctuations. Key raw materials and purchased energy include propane, ethane, paraxylene, ethylene glycol, PTA, natural gas, coal, cellulose, methanol, electricity, and a wide variety of precursors for specialty organic chemicals. The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of the supplier selection process. When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans that would minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements. However, their continuous availability and price are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities. Eastman’s operations or products have been in the past and may be in the future, at times, adversely affected by these factors. The Company’s cost of raw materials and energy as a percent of total cost of operations was estimated to be approximately 70 percent for 2006, compared with 65 percent in 2005 and 55 percent in 2004.

Capital Expenditures

Capital expenditures were $389 million, $343 million, and $248 million for 2006, 2005 and 2004, respectively. The Company expects that 2007 capital spending will be up to $450 million which will exceed estimated 2007 depreciation and amortization of approximately $350 million, including accelerated depreciation of approximately $50 million, as it funds targeted growth efforts.

Employees

Eastman employs approximately 11,000 men and women worldwide. Approximately 7 percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced. The top 100 customers accounted for approximately 65 percent of the Company's 2006 sales revenue.

Intellectual Property and Trademarks

While the Company’s intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret. As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns over 850 active United States patents and more than 1,500 active foreign patents, expiring at various times over several years, and also owns over 3,000 active worldwide trademarks. The Company’s intellectual property relates to a wide variety of products and processes. With two recent significant research and development innovations, Eastman continues to actively protect its intellectual property. In support of the development of the IntegRex technology, the Company has filed over 140 patent applications. In support of the development of the copolyester innovation products, the Company has filed over 50 patent applications. Eastman can not assure that a patent will be granted from every application filed. As the laws of many foreign countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot assure that it will be able to adequately protect its intellectual property assets.

Research and Development

For 2006, 2005 and 2004, Eastman’s research and development expenses totaled $167 million, $162 million and $154 million, respectively. Research and development expenses are expected to decrease slightly in 2007 due to divestitures, partially offset by increased spending on growth initiatives.

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

The Company's cash expenditures related to environmental protection and improvement were estimated to be approximately $215 million, $198 million and $184 million in 2006, 2005 and 2004, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies", and 12, "Environmental Matters", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

Backlog

On January 1, 2007, Eastman’s backlog of firm sales orders was estimated to be approximately $290 million compared with approximately $295 million at January 1, 2006. All orders are expected to be filled in 2007. The Company manages its inventory levels to control the backlog of products depending on customers' needs. In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Financial Information About Geographic Areas

For revenues and long-lived assets by geographic areas, see Note 21, "Segment Information", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

Available Information - SEC Filings and Corporate Governance Materials

The Company makes available free of charge, through the "Investors - SEC Filings" section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the "SEC"). Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Eastman Chemical Company, that electronically file with the SEC at http://www.sec.gov.

The Company also makes available free of charge, through the "Investors - Corporate Governance" section of its internet website (www.eastman.com), the Corporate Governance Guidelines of its Board of Directors, the charters of each of the committees of the board, and codes of ethics and business conduct for directors, officers and employees. Such materials are also available in print upon the written request of any stockholder to Eastman Chemical Company, P.O. Box 431, Kingsport, Tennessee 37662-5280, Attention: Investor Relations.

Stockholder Information

Corporate Offices Address: See Cover Page to this Form 10-K
Telephone: 877-EMN-INFO (877-366-4636)
Corporate Website: www.eastman.com

Annual Meeting:
Toy F. Reid Employee Center
Kingsport, Tennessee
Thursday, May 3, 2007
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
In the United States: 800-937-5449
Outside the United States: (1) 212-936-5100 or (1) 718-921-8200
Website: //www.amstock.com

New York Stock Exchange and Securities and Exchange Commission Certifications

In 2006, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Eastman Chemical Company of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual. In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the year ended December 31, 2006, the Chief Executive Officer's and Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

ITEM 1A. RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part II - Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Factors" of this 2006 Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

J. Brian Ferguson, age 52, is Chairman of the Board and Chief Executive Officer. Mr. Ferguson joined the Company in 1977. He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1996, was named President, Eastman Chemical Asia Pacific in 1998, became President, Polymers Group in 1999, became President, Chemicals Group in 2001, and was elected to his current position in 2002.

James P. Rogers, age 55, is President of Eastman Chemical Company and Chemicals & Fibers Business Group Head. Mr. Rogers was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003. Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002, was also appointed Chief Operations Officer of Eastman Division. He was appointed to his current position in 2006. Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation ("GAF"). He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Gregory O. Nelson, age 55, is Executive Vice President and Polymers Business Group Head. Dr. Nelson joined Eastman in 1982 as a research chemist and held a number of positions in the research and development organization. He became Director, Polymers Research Division in 1995 and was named Vice President, Polymers Technology in 1997. He was appointed as Chief Technology Officer in 2001 and named Senior Vice President in 2002. He was appointed to his present position in 2006.

Mark Costa, age 40, is Senior Vice President, Corporate Strategy & Marketing. Prior to joining Eastman on June 1, 2006, Mr. Costa was a senior partner within Monitor Group's integrated North American and global client service networks. He joined Monitor in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries, including specialty and commodity chemicals, electricity, natural gas and truck/auto manufacturing.

Theresa K. Lee, age 54, is Senior Vice President, Chief Legal Officer and Corporate Secretary. Ms. Lee joined Eastman as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997. She became Vice President, General Counsel, and Corporate Secretary of Eastman in 2000 and was appointed to her current position in 2002.

Richard A. Lorraine, age 61, joined Eastman in November 2003 as Senior Vice President and Chief Financial Officer. Mr. Lorraine served as Executive Vice President and Chief Financial Officer of Occidental Chemical Corporation from 1995 until 2003, and at ITT Automotive Group as President of the Aftermarket Group from 1990 to 1995 and Vice President and Chief Financial Officer from 1985 to 1990. Mr. Lorraine started his career with Westinghouse Electric Corporation, where he held various financial positions.

Ronald C. Lindsay, age 48, is Senior Vice President and Chief Technology Officer. He joined Eastman in 1980 and held a number of positions in manufacturing and business organizations. In 2003, Mr. Lindsay was appointed Vice President and General Manager of the Intermediates Business Organization and in 2005 he became Vice President, Performance Chemicals Business. He was appointed to his current position in April 2006.

Norris P. Sneed, age 51, is Senior Vice President, Human Resources, Communications and Public Affairs. Mr. Sneed joined the Company in 1979 as a chemical engineer. In 1989, he was assigned to Eastman’s Arkansas Operations where he was superintendent for different manufacturing and new business development departments. In 1997, he served as assistant to the Chief Executive Officer. He was named managing director for Eastman’s Argentina operations in 1999, Vice President of Organization Effectiveness in 2001, and was appointed to his current position in June 2003.

Curtis E. Espeland, age 42, is Vice President, Finance, and Chief Accounting Officer. Mr. Espeland joined Eastman in 1996, and has served in various financial management positions, including Controller; Director of Corporate Planning and Forecasting; Director of Financial Services, Asia Pacific; and Director of Internal Auditing. He has served as the Company's Chief Accounting Officer since December 2002. Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP.

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2006, Eastman operated 16 manufacturing sites in 10 countries. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, but, except as indicated below, none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all of the properties are owned. The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	CASPI	PCI	SP	Performance Polymers	Fibers

USA
Jefferson, Pennsylvania	x
Columbia, South Carolina			x	x
Kingsport, Tennessee	x	x	x	x	x
Longview, Texas	x	x
Franklin, Virginia*	x
Europe
Workington, England				x	x
Middelburg, the Netherlands	x
Rotterdam, the Netherlands*				x
San Roque, Spain***				x
Llangefni, Wales		x
Asia Pacific
Kuantan, Malaysia*			x
Jurong Island, Singapore*	x	x
Zibo City, China**	x	x
Latin America Zarate, Argentina				x
Cosoleacaque, Mexico				x
Uruapan, Mexico	x

* indicates a location that Eastman leases from a third party.
** Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.
*** In first quarter 2007, the Company entered into an agreement to sell this manufacturing site.

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

Eastman has distribution facilities at all of its plant sites. In addition, the Company owns or leases over 100 stand-alone distribution facilities in the United States and 17 other countries. Corporate headquarters are in Kingsport, Tennessee. The Company's regional headquarters are in Miami, Florida; Capelle aan den Ijssel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee. Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; Shanghai, China and Singapore. Customer service centers are located in Kingsport, Tennessee; Capelle aan den Ijssel, the Netherlands; Miami, Florida; and Singapore.

A summary of properties, classified by type, is included in Note 3, "Properties and Accumulated Depreciation", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10K.

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

Sorbates Litigation

Two civil cases relating to sorbates remain. In each case, the Company prevailed at the trial court, and in each case, the plaintiff appealed the trial court's decision. In one case, the appeal is still pending. In the other case, the court of appeals overturned the trial court's decision and ruled that the plaintiff could amend and re-file its complaint with the trial court. The Company has appealed this court of appeals decision to the state supreme court. In each case the Company intends to continue to vigorously defend its position.

Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos at Eastman’s manufacturing sites. More recently, certain plaintiffs have claimed exposure to an asbestos-containing plastic, which Eastman manufactured in limited amounts between the mid-1960’s and the early 1970’s.

To date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows, and over the past several years, has substantially reduced its number of pending asbestos-related claims. The Company has also obtained insurance coverage that applies to a portion of certain of the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

Based on an ongoing evaluation, the Company believes that the resolution of its pending asbestos claims will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

Middelburg (Netherlands) Environmental Proceeding

In June 2005, Eastman Chemical Middelburg, B.V., a wholly owned subsidiary of the Company, (the "Subsidiary") received a summons from the Middelburg (Netherlands) District Court Office to appear before the economic magistrate of that District and respond to allegations that the Subsidiary's manufacturing facility in Middelburg has exceeded certain conditions in the permit that allows the facility to discharge wastewater into the municipal wastewater treatment system. The summons proposed penalties in excess of $100,000 as a result of the alleged violations. A hearing in this matter took place on July 28, 2005, at which time the magistrate bifurcated the proceeding into two phases: a compliance phase and an economic benefit phase. With respect to the compliance phase, the magistrate levied a fine of less than $100,000. With respect to the economic benefit phase, where the prosecutor proposed a penalty in excess of $100,000, the district court in November 2006 assessed against the Subsidiary a penalty of less than $100,000. The prosecutor has appealed this ruling, and the appeal is pending. This disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Jefferson (Pennsylvania) Environmental Proceeding

In December 2005, Eastman Chemical Resins, Inc., a wholly-owned subsidiary of the Company (the "ECR Subsidiary"), received a Notice of Violation ("NOV") from the United States Environmental Protection Agency's Region III Office ("EPA") alleging that the ECR Subsidiary's West Elizabeth, Jefferson Borough, Allegheny County, Pennsylvania manufacturing operation (the "Jefferson Facility") violated certain federally enforceable local air quality regulations and certain provisions in a number of air quality-related permits. The NOV did not assess a civil penalty and EPA has to date not proposed any specific civil penalty amount. In October 2006, EPA referred the matter to the United States Department of Justice's Environmental Enforcement Section ("DOJ"). Company representatives met with EPA and DOJ in November, 2006 and subsequent to that meeting the Company determined that it is not reasonably likely that any civil penalty assessed by the EPA and DOJ will be less than $100,000. While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EMN". The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2006 and 2005.

		High	Low	Cash Dividends Declared
2006	First Quarter	$53.83	$47.30	$0.44
	Second Quarter	58.15	50.00	0.44
	Third Quarter	54.69	48.72	0.44
	Fourth Quarter	61.29	53.62	0.44
2005	First Quarter	$61.80	$50.48	$0.44
	Second Quarter	60.80	47.40	0.44
	Third Quarter	58.38	44.10	0.44
	Fourth Quarter	56.77	45.34	0.44

As of December 31, 2006, there were 83,637,623 shares of the Company's common stock issued and outstanding, which shares were held by 29,190 stockholders of record. These shares include 106,771 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2007. Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

During the fourth quarter of 2006, the Board of Directors of the Company redeemed all of the outstanding preferred stock purchase rights issuable pursuant to the Stockholder Protection Rights Agreement and terminated the Stockholder Protection Rights Agreement.

See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans” of this 2006 Annual Report on Form 10-K for the Information required by Item 201(d) of Regulation S-K.

(b) Not applicable

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in Millions) that May Yet Be Purchased Under the Plans or Programs (3)
October 1- 31, 2006	59,526	$60.48	0
November 1-30, 2006	44,517	$58.87	0
December 1-31, 2006	8,107	$58.03	0
Total	112,150		0	$288

(1)
Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock and shares surrendered by employees as payment to the Company of the purchase price for shares of common stock under the terms of previously granted stock options. Shares are not part of any Company repurchase plan.

(2)	Average price paid per share reflects the weighted average of the closing price of Eastman common stock on the business days the shares were surrendered by the employee stockholders.
(3)
The Company was authorized by the Board of Directors on February 4, 1999 to repurchase up to $400 million of its common stock. Common share repurchases under this authorization in 1999, 2000 and 2001 were $51 million, $57 million and $4 million, respectively. The Company has not repurchased any common shares under this authorization after 2001. On February 20, 2007, the Board of Directors cancelled its prior authorization for stock repurchases dated February 4, 1999 and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. Repurchased shares may be used for such purposes or otherwise applied in such a manner as determined to be in the best interests of the Company. For additional information, see Note 14, "Stockholders' Equity", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

Summary of Operating Data

(Dollars in millions, except per share amounts)	2006	2005	2004	2003	2002

Sales	$7,450	$7,059	$6,580	$5,800	$5,320
Operating earnings (loss)	640	757	175	(267)	208
Earnings (loss) before cumulative effect of change in accounting principles	409	557	170	(273)	79
Cumulative effect of change in
accounting principles, net	--	--	--	3	(18)
Net earnings (loss)	$409	$557	$170	$(270)	$61

Basic
Earnings (loss) per share before
cumulative effect of change in
accounting principles	$4.98	$6.90	$2.20	$(3.54)	$1.02
Cumulative effect of change in
accounting principles, net	--	--	--	0.04	(0.23)
Net earnings (loss) per share	$4.98	$6.90	$2.20	$(3.50)	$0.79

Diluted
Earnings (loss) per share before
cumulative effect of change in
accounting principles	$4.91	$6.81	$2.18	$(3.54)	$1.02
Cumulative effect of change in
accounting principles, net	--	--	--	0.04	(0.23)
Net earnings (loss) per share	$4.91	$6.81	$2.18	$(3.50)	$0.79

Statement of Financial Position Data

Current assets	$2,422	$1,924	$1,768	$2,010	$1,547
Net properties	3,069	3,162	3,192	3,419	3,753
Total assets	6,173	5,773	5,839	6,244	6,287
Current liabilities	1,059	1,051	1,099	1,477	1,247
Long-term borrowings	1,589	1,621	2,061	2,089	2,054
Total liabilities	4,144	4,161	4,655	5,201	5,016
Total stockholders’ equity	2,029	1,612	1,184	1,043	1,271
Dividends declared per share	1.76	1.76	1.76	1.76	1.76

Effective January 1, 2003, the Company’s method of accounting for environmental closure and post-closure costs changed as a result of the adoption of Statement of Accounting Standards ("SFAS") No. 143, “Accounting for Asset Retirement Obligations.” If the provisions of SFAS No. 143 had been in effect in prior years, the impact on the Company’s financial results would have been immaterial. For additional information see Note 12, "Environmental Matters", to the Company’s consolidated financial statements in Part II, Item 8 of the 2005 Annual Report on Form 10-K.

On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment. For more information regarding the impact of this divestiture on financial results, refer to the CASPI segment discussion of Part II, Item 7 - "Management Discussion and Analysis" of this 2006 Annual Report on Form 10-K.

In second quarter 2005, the Company completed the sale of its equity investment in Genencor International, Inc. ("Genencor"). For more information, refer to Note 5, "Equity Investments and Other Noncurrent Assets and Liabilities", to the Company's consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

In second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term bonds. For more information, refer to Note 8, "Early Extinguishment of Debt", to the Company's consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

In fourth quarter 2006, the Company completed the sale of its Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines in the Performance Chemicals and Intermediates segment and the sale of its polyethylene and Epolene polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline. The polyethylene assets and product lines were in the Performance Polymers segment, while the Epolene assets and product lines were in the CASPI segment. For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 - "Management Discussion and Analysis" and Part II, Item 8 - "Notes the Audited Consolidated Financial Statements" - Note 24, "Divestitures" of this 2006 Annual Report on Form 10-K.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results or earnings per share is low. However, if one of the Company’s key customers were to file for bankruptcy, or otherwise be unable to make its required payments, or there was a significant continued slowdown in the economy, the Company could be forced to increase its allowances. This could result in a material charge to earnings. For trade receivables of $698 million and $595 million at December 31, 2006 and 2005, respectively, the Company’s allowances were $16 million and $20 million, respectively.

Impairment of Long-Lived Assets

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As the Company’s assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings. The Company recorded fixed (tangible) asset impairments of $55 million and definite-lived intangible asset impairments of $1 million during 2006. The Company recorded fixed (tangible) asset impairments of $9 million and definite-lived intangible asset impairments of $3 million during 2005.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $18 million to the maximum of $32 million at December 31, 2006.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets, as defined in SFAS No. 143, include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements. These future expenses are charged into earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset is up to 50 years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, expenses to be charged into earnings could increase or decrease.

In accordance with Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), the Company also monitors conditional obligations and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The Company’s reserve for environmental contingencies was $47 million and $51 million at December 31, 2006 and 2005, respectively, representing the minimum or best estimate for remediation costs and, for asset retirement obligation costs, the best estimate of the amount accrued to date over the regulated assets' estimated useful lives.

United States Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets. At December 31, 2006, the Company assumed a discount rate of 5.86 percent and an expected return on assets of 9 percent. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the sensitivity to a change in the expected return on assets and assumed discount rate for U.S. pension plan and other postretirement welfare plans:

Change in Assumption	Impact on 2007 Pre-tax U.S. Benefits Expense	Impact on December 31, 2006 Projected Benefit Obligation for U.S. Pension Plan	Impact on December 31, 2006 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$49 Million	+$21 Million

25 basis point increase in discount rate	-$5 Million	-$46 Million	-$21 Million

25 basis point decrease in expected return on assets	+$3 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$3 Million	No Impact	N/A

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other post-employment benefit obligations are established each December 31. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equities markets. The actual return on assets has exceeded the expected return for the last 3 years. The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve. This yield curve is applied to the expected durations of the pension and post-employment benefit obligations. A 1 percent increase or decrease in the health care trend would have had no material impact.

If actual experience differs from these assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time, which may cause the expense related to providing these benefits to increase or decrease. The charges applied to earnings in 2006, 2005, and 2004 due to the amortization of these unrecognized actuarial losses, largely due to actual experience versus assumptions of discount rates, were $54 million, $56 million, and $44 million, respectively.

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate will impact the cash contributions to be made to the pension plans during 2007. However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders’ equity, as of December 31, 2007 for the impact on the pension’s projected benefit obligation of the change in interest rates, if any. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors. For further information regarding pension and other post-employment obligations, see Note 10, "Retirement Plans", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

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

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position. As of December 31, 2006, a valuation allowance of $130 million has been provided against the deferred tax assets.

2006 OVERVIEW

The Company generated sales revenue of $7.5 billion for full year 2006, which was the highest in the Company's history and a 6 percent increase over 2005. Operating earnings were $640 million in 2006, a decline of $117 million compared with 2005. These results reflect continued strong earnings from the Company's broad base of businesses, with the decline substantially due to lower results in the Performance Polymers segment. During 2006, the Company was impacted by $400 million higher raw material and energy costs. Most of the Company's businesses were able to offset these costs with higher selling prices, higher volumes and lower operating costs. However, the Performance Polymers segment had lower selling prices, particularly for polyethylene terephthalate ("PET") polymers, in spite of higher raw material costs, due to lower industry capacity utilization rates.

The Company continued to evaluate its portfolio of businesses and product lines to better focus on its core strengths and improve overall profitability. As a result of the strategic decisions made, operating earnings were negatively impacted by $10 million of accelerated depreciation and $101 million in asset impairment and restructuring charges. These charges were partially offset by $68 million of other operating income from the sale of its polyethylene ("PE") business and related assets and the sale of its Batesville, Arkansas manufacturing facility and related assets. In 2006, these divested product lines had sales revenue of $811 million and operating earnings of $124 million. Operating earnings in 2005 included asset impairments and restructuring charges were $33 million and other operating income was $2 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to achieving the above results, Eastman continued to progress on its overall growth objectives and announced its plans to improve the performance of its PET polymer product lines in the Performance Polymers segment. These efforts included:

•
the start-up of the Company's 350 thousand metric tons new PET facility using IntegRex technology in Columbia, South Carolina which is expected to be at full production by the end of the first quarter of 2007;

•	plans to debottleneck the IntegRex technology facility for an additional 100 thousand metric tons of capacity, to be completed in early 2008;
•	rationalizing 350 thousand metric tons of existing capacity in North America, to be completed by mid-2008;
•	plans to expand its acetate tow capacity in Workington, England in the Fibers segment;
•	continuing development of a new family of copolyesters in the Specialty Plastics ("SP") segment to be commercialized in 2007; and
•	furthering the advancement of its coal gasification efforts.

The Company is also considering various strategic options for its underperforming PET manufacturing facilities outside the United States that could lead to further restructuring, divestiture, or consolidation of product lines in the Performance Polymers segment to improve profitability. In first quarter 2007, the Company entered into an agreement to sell the San Roque, Spain manufacturing facility.

Net earnings for 2006 were $409 million versus 2005 net earnings of $557 million. Included in 2005 results were a $111 million gain, net of tax, on the sale of the Company's equity investment in Genencor International, Inc. ("Genencor") and early debt retirement costs of $28 million, net of tax.

The Company generated $609 million in cash from operating activities during 2006, a decrease of $160 million compared to 2005. The decline was due primarily to higher net earnings in 2005 compared with 2006 and an increase of $128 million in working capital in 2006, partially offset by lower pension contributions in the current year.

RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2006 COMPARED WITH 2005

The Company’s results of operations as presented in the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K are summarized and analyzed below:

				Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2006	2005	Change

Sales	$7,450	$7,059	6%	2%	5%	(1) %	-- %

Sales revenue for 2006 increased compared with 2005 primarily due to higher selling prices in response to both higher raw material and energy costs and continued strong economic conditions.

(Dollars in millions)	2006	2005	Change

Gross Profit	$1,277	$1,404	(9) %
As a percentage of sales	17.1%	19.9%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross profit and gross profit as a percentage of sales for 2006 decreased, particularly in the Performance Polymers segment, compared with 2005 primarily due to increased raw material and energy costs and operational disruptions that were partially offset by higher selling prices. In 2006, raw material and energy costs increased by approximately $400 million compared to the prior year, compared to a selling price increase of $323 million. In addition, 2006 included $10 million of accelerated depreciation related to previously disclosed restructuring decisions in association with cracking units in Longview, Texas, and higher cost PET polymer assets in Columbia, South Carolina, which are scheduled for shutdown. In 2007, accelerated depreciation will be approximately $50 million related to these assets.

(Dollars in millions)	2006	2005	Change

Selling, General and Administrative Expenses ("SG&A")	$437	$454	(4) %
Research and Development Expenses ("R&D")	167	162	3%
	$604	$616	(2) %
As a percentage of sales	8.1%	8.7%

SG&A expenses in 2006 decreased compared to 2005 primarily due to lower incentive compensation expense in 2006, which included compensation expense recorded under SFAS No. 123 Revised December 2004 ("SFAS No. 123(R)"), "Share-Based Payment". For more information concerning SFAS No. 123(R), see Note 15, "Share Based Compensation Plans and Awards", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

R&D expenses for 2006 increased compared with 2005 primarily due to increased spending on growth initiatives, particularly in the SP segment, which more than offset lower expenses in the Performance Polymers segment.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $101 million and $33 million during 2006 and 2005, respectively. The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation. For more information regarding asset impairments and restructuring charges, see Note 16, "Asset Impairments and Restructuring Charges, Net", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

Other Operating Income

Other operating income for 2006 reflects a gain of $75 million on the sale of the Company's PE and Epolene polymer businesses, related assets, and the Company's ethylene pipeline and charges of approximately $7 million related to the sale of the Company's Batesville, Arkansas manufacturing facility and its related assets and product lines. For more information concerning divestitures, see Note 24, "Divestitures", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

Other operating income for 2005 reflects a $2 million gain related to the 2004 divestiture of certain businesses and product lines within the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

(Dollars in millions)	2006	2005	Change

Gross interest costs	$112	$118
Less: capitalized interest	7	5
Interest expense	105	113	(7) %
Interest income	25	13
Interest expense, net	$80	$100	(20) %

Lower gross interest costs for 2006 compared to 2005 reflected lower average borrowings that more than offset higher average interest rates.

Higher interest income for 2006 compared to 2005 reflected higher invested cash balances as well as higher average interest rates, resulting in lower net interest expense.

For 2007, the Company expects net interest expense to decrease compared with 2006 primarily due to higher interest income, driven by higher invested cash balances.

Income from Equity Investment in Genencor

For 2005, income from equity investment in Genencor includes the Company's portion of earnings from its equity investment in Genencor. In second quarter 2005, the Company completed the sale of its equity interest in Genencor for net cash proceeds of approximately $417 million. The book value of the investment prior to sale was $246 million resulting in a pre-tax gain on the sale of $171 million.

Early Debt Extinguishment Costs

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term debt for $544 million in cash and recorded a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the purchased debt was $500 million.

Other (Income) Charges, net

(Dollars in millions)	2006	2005	Change

Other income	$(24)	$(11)	$(13)
Other charges	8	12	(4)
Other (income) charges, net	$(16)	$1	$(15)

Included in other income are the Company’s portion of net earnings from its equity investments (excluding Genencor); gains on the sale of certain technology business venture investments, royalty income, net gains on foreign exchange transactions and other non-operating income, related to Holston Defense Corporation ("HDC"). Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments (excluding Genencor); write-downs to fair value of certain technology business venture investments due to other than temporary declines in value and fees on securitized receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Included in 2006 other income is a $12 million gain related to a favorable award from the U.S. Department of the Army regarding a request for reimbursement for post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary. This gain reflected a portion of the unrecognized gain resulting from the award that will be amortized into earnings over future periods. For additional information, see Note 10, "Retirement Plans", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

Provision for Income Taxes

(Dollars in millions)	2006	2005	Change

Provision for income taxes	$167	$226	(26) %
Effective tax rate	29%	29%

The 2006 effective tax rate reflects the Company's tax rate on reported operating earnings before income tax, excluding discrete items, of 33 percent. The effective tax rate was impacted by $25 million of deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves and $11 million of deferred tax benefit resulting from the reversal of foreign net operating loss valuation reserves.

The 2005 effective tax rate reflects the Company's tax rate on reported operating earnings before income tax, excluding discrete items, of 35 percent. The effective tax rate was impacted by $13 million of deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves, $14 million of tax benefit resulting from the change in reserves for tax contingencies due to the favorable resolution of prior periods' tax contingencies and a $11 million charge resulting from the repatriation of $321 million of foreign earnings and capital pursuant to provisions of the American Jobs Creation Act of 2004.

The Company expects its effective tax rate in 2007 will be approximately 35 percent.

Net Earnings

(Dollars in millions, except per share amounts)	2006	2005

Net earnings	$409	$557
Earnings per share
Basic	$4.98	$6.90
Diluted	4.91	6.81

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment and the SP segment. The Company's segments were previously aligned in a divisional structure that provided for goods and services to be transferred between divisions at predetermined prices that may have been in excess of cost, which resulted in the recognition of intersegment sales revenue and operating earnings. Such interdivisional transactions were eliminated in the Company's consolidated financial statements. In first quarter 2006, the Company realigned its organizational structure to support its growth strategy and to better reflect the integrated nature of the Company's assets. A result of the realigned organizational structure is that goods and services are transferred among the segments at cost. As part of this change, the Company's segment results have been restated to eliminate the impact of interdivisional sales revenue and operating earnings. For additional information and analysis of the results of the Company’s operating segments, see Note 21, "Segment Information", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K and Exhibits 99.01to this Annual Report.
In the first quarter of 2006, management determined that the Developing Businesses ("DB") segment is not of continuing significance for financial reporting purposes. As a result, revenues and costs previously included in the DB segment and R&D expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 21, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K as "other" revenues and operating losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In fourth quarter 2006, certain product lines were transferred from the PCI segment to the Performance Polymers segment. During 2005 and 2004, these amounts were included within the PCI segment. Accordingly, the prior year's amounts for sales and operating earnings have been adjusted to retrospectively apply these changes to all periods presented.

CASPI Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$1,421	$1,299	$122	9%
Volume effect			6	-- %
Price effect			115	9%
Product mix effect			4	-- %
Exchange rate effect			(3)	-- %

Operating earnings	229	228	1	-- %

Asset impairments and restructuring charges, net	13	4	9

Other operating income	--	(2)	2

Sales revenue increased $122 million in 2006 compared to 2005 due to an increase in selling prices in response to higher raw material and energy costs.

Operating earnings increased $1 million for 2006 compared to 2005 including increased asset impairments and restructuring charges. Asset impairments and restructuring charges of $13 million for 2006 related to previously closed manufacturing facilities and severance related to a voluntary reduction in force. Asset impairments and restructuring charges of $4 million for 2005 related primarily to previously closed manufacturing facilities. These charges are more fully described in Note 16, "Impairments and Restructuring Charges", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K. Excluding these items, operating earnings increased due to an increase in selling prices that more than offset higher raw material and energy costs, and favorable product mix that resulted from higher sales volume for specialty coatings.

In November 2006, the Company sold the CASPI segment's Epolene polymer businesses and related assets. CASPI sales revenue and operating earnings attributed to the divested businesses were $65 million and $3 million, respectively, for 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$910	$869	$41	5%
Volume effect			17	2%
Price effect			55	6%
Product mix effect			(31)	(3) %
Exchange rate effect			--	-- %

Operating earnings	226	216	10	5%

Asset impairments and restructuring charges, net	2	--	2

Sales revenue increased $41 million in 2006 compared to 2005 primarily due to higher selling prices and higher sales volume that were partially offset by an unfavorable shift in product mix. The higher selling prices were in response to higher raw material and energy costs as well as continued strong demand for and limited supply of acetate yarn and acetyl chemical products. The increased sales volume and shift in product mix were due to strong demand for acetyl chemical products attributed to strengthened global acetate tow demand.

Operating earnings for 2006 compared to 2005 increased $10 million as higher selling prices and increased sales volume more than offset higher raw material and energy costs. Asset impairment and restructuring charges of $2 million in 2006 related primarily to severance due to a voluntary reduction in force.

The Company believes that acetate tow has modest growth potential in future years and has been evaluating growth options in Europe and Asia. In the third quarter 2006, the Company announced plans to add capacity and expand production of Estron acetate tow in Europe at its Workington, England facility. The Company continues to evaluate options for growth in Asia.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$1,659	$1,560	$99	6%
Volume effect			1	-- %
Price effect			118	7%
Product mix effect			(19)	(1) %
Exchange rate effect			(1)	-- %

Operating earnings	132	143	(11)	(8) %

Accelerated depreciation included in cost of goods sold	2	--	2

Asset impairments and restructuring charges, net	20	11	9

Other operating charges	7	--	7

Sales revenue for 2006 compared to 2005 increased $99 million primarily due to higher selling prices, particularly in the intermediates product lines, in response to increases in raw material and energy costs.

Operating earnings for 2006 included asset impairments and restructuring charges of $20 million primarily related to the divestiture of the PCI segment's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines completed in the fourth quarter 2006 and to severance related to a voluntary reduction in force. The 2006 operating earnings also included $2 million of accelerated depreciation for cracking units at the Company's Longview, Texas facility and $7 million of other operating charges related to the above mentioned divestiture. Excluding those items, operating earnings increased compared with 2005 as higher selling prices more than offset higher raw material and energy costs. PCI sales revenue and operating loss attributed to the divested product lines were $111 million and $15 million, respectively, for 2006. The 2005 operating earnings included $11 million in asset impairments and restructuring charges for previously impaired sites and $10 million of operating earnings from the achievement of certain milestones under an acetyls technology licensing agreement.

In addition, as part of the transition agreement pertaining to the PE divestiture, the Company will supply ethylene to the buyer. The supply of ethylene to the buyer, which was formerly used internally, will be reported in the PCI segment. The Company also expects to begin a staged phase-out of older cracking units in 2007, with timing dependent in part on market conditions.

Performance Polymers Segment
			Change
(Dollars in millions)	2006	2005	$	%

Total sales	$2,642	$2,586	$56	2%
Sales - divested product lines	635	618	17	3%
Sales - continuing product lines	2,007	1,968	39	2%

Volume effect			41	1%
Price effect			2	-- %
Product mix effect			8	1%
Exchange rate effect			5	-- %

Total operating earnings	54	176	(122)	(69) %
Operating earnings - divested product lines (1)	136	75	61	81%
Operating earnings - continuing product lines	(82)	101	(183)	> (100)%

Accelerated depreciation included in cost of goods sold	7	--	7
Accelerated depreciation - divested product lines (1)	--	--	--
Accelerated depreciation - continuing product lines	7	--	7

Asset impairments and restructuring charges, net	46	--	46
Asset impairments and restructuring charges, net - divested product lines (1)	--	--	--
Asset impairments and restructuring charges, net - continuing product lines	46	--	46

Other operating income	(75)	--	(75)
Other operating income - divested product lines (1)	(75)	--	(75)
Other operating income - continuing product lines	--	--	--

(1) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

In fourth quarter 2006, the Company completed the divestiture of the Performance Polymer segment's PE businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.

Sales revenue increased $56 million for 2006 compared to 2005 primarily due to higher sales volume, particularly for PET polymers in Latin America, mostly offset by lower sales volume for PET polymers in North America attributed to lower industry capacity utilization rates. Excluding the divested product lines, sales revenue increased $39 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings decreased $122 million for 2006 compared to 2005 primarily due to higher and continued volatile raw material and energy costs, lower selling prices for PET polymers globally, increased asset impairments and restructuring charges and increased accelerated depreciation more than offsetting other operating income and increased sales volume. Asset impairments and restructuring charges of $46 million for 2006 were primarily related to the shutdown of a research and development Kingsport, Tennessee pilot plant, discontinued production of cyclohexane dimethanol ("CHDM") modified polymers in San Roque, Spain and severance related to a reduction in force in the U.S. and Spain. CHDM, an internal intermediate product primarily used in copolyester and PET production, was discontinued in San Roque, Spain to gain operational efficiencies at other facilities. These charges are more fully described in Note 16, "Impairments and Restructuring Charges", to the Company's consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K. Accelerated depreciation of $7 million for 2006 related to previously disclosed restructuring decisions in association with cracking units in Longview, Texas, and higher cost PET polymer intermediates assets in Columbia, South Carolina, which are scheduled for shutdown. Other operating income for 2006 reflects a gain of $75 million on the above mentioned divestiture. Excluding the divested product lines, operating earnings decreased $183 million.

Production began in November 2006 at the Company's new PET manufacturing facility utilizing IntegRex technology in Columbia, South Carolina. Manufacturing ParaStar next generation PET resins, the Company expects the facility to be at its full operational capacity of 350 thousand metric tons during the first quarter of 2007. The Company is evaluating the construction of a PET facility using the full IntegRex technology in the U.S. or elsewhere and utilizing further refinements to IntegRex technology.

The Company is continuing to evaluate its strategic and operational options related to certain underperforming PET assets to improve profitability of the segment. In first quarter 2007, the Company entered into an agreement to sell the San Roque, Spain manufacturing facility.

SP Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$818	$718	$100	14%
Volume effect			81	11%
Price effect			34	5%
Product mix effect			(11)	(1) %
Exchange rate effect			(4)	(1) %

Operating earnings	46	64	(18)	(28) %

Accelerated depreciation	1	--	1

Asset impairments and restructuring charges, net	16	--	16

Sales revenue for 2006 increased $100 million compared to 2005 due primarily to increased sales volume and higher selling prices. The increased sales volume was primarily attributed to continued market development efforts, particularly in copolyester product lines. Selling prices increased to offset higher raw material and energy costs with increases limited by competitive industry dynamics.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings for 2006 declined $18 million compared with 2005 primarily due to asset impairment and restructuring charges, increased expenditures related to growth initiatives and higher raw material and energy costs slightly more than offsetting increased sales volume and higher selling prices. Asset impairment and restructuring charges of $16 million in 2006 were related to the discontinued production of CHDM, an internal intermediate product primarily used in copolyester and PET production, in San Roque, Spain to gain operational efficiencies at other facilities. Accelerated depreciation of $1 million for 2006 related primarily to South Carolina operations.

SUMMARY BY CUSTOMER LOCATION - 2006 COMPARED WITH 2005

Sales Revenue
(Dollars in millions)	2006	2005	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$4,223	$4,098	3%	(1) %	5%	(1) %	-- %
Europe, Middle East, and Africa	1,436	1,344	7%	3%	4%	-- %	-- %
Asia Pacific	941	930	1%	(4) %	8%	(2) %	(1) %
Latin America	850	687	24%	25%	(2) %	1%	-- %
	$7,450	$7,059	6%	2%	5%	(1) %	-- %

Sales revenue in the United States and Canada increased primarily due to higher selling prices, particularly in the PCI segment, which had a $78 million positive impact on sales revenue. The higher selling prices were primarily in response to increases in raw material and energy costs.

Sales revenue in Europe, the Middle East and Africa increased primarily due to higher selling prices, particularly in the CASPI segment, and higher volumes particularly in the Performance Polymer segment. The higher selling prices were primarily in response to increases in raw material and energy costs.

Sales revenue in Asia Pacific increased primarily due to higher selling prices, partially offset by lower sales volume and changes in mix. Higher selling prices, particularly in the Fibers segment, had a $76 million positive impact on sales revenue. Lower sales volume and negative mix, particularly for the Fibers segment, had a $61 million negative impact on sales revenue.

Sales revenue in Latin America increased primarily due to higher sales volume, particularly in the Performance Polymers segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars and euros. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For more information on these practices see Note 9 to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K and Part II, Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2005 COMPARED WITH 2004

				Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2005	2004	Change

Sales	$7,059	$6,580	7%	(7) %	15%	(1) %	-- %

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

(Dollars in millions)	2005	2004	Change

Selling, General and Administrative Expenses	$454	$450	1%
Research and Development Expenses	162	154	5%
	$616	$604	2%
As a percentage of sales	8.7%	9.2%

SG&A costs for 2005 increased slightly compared with 2004 due primarily to higher incentive compensation expense resulting from improved Company performance and higher bad debt expense, which more than offset decreases resulting from the previous divestiture of certain businesses and product lines within the CASPI segment and the shutdown of operations at Cendian.

R&D expenses for 2005 increased compared with 2004 primarily due to expenditures on growth initiatives in the SP segment and corporate R&D, which more than offset decreases resulting from the previous divestiture of certain businesses and product lines within the CASPI segment.

Impairments and Restructuring Charges, Net

Impairments and restructuring charges totaled $33 million during 2005, consisting of non-cash asset impairments of $12 million and restructuring charges of $21 million. During 2004, these charges totaled $206 million, consisting of non-cash asset impairments of $140 million and restructuring charges of $66 million. For more information regarding asset impairments and restructuring charges, see Note 16, "Impairments and Restructuring Charges", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Operating Income

Other operating income of $2 million for 2005 included a $2 million gain associated with a change in estimates for contingencies related to the 2004 divestiture of certain businesses and product lines within the CASPI segment. Other operating income of $7 million in 2004 resulted from the sale of Ariel Research Corporation ("Ariel").

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

The 2005 effective tax rate was impacted by $13 million of deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves, $14 million of tax benefit resulting from the change in reserves for tax contingencies due to the favorable resolution of prior periods' tax contingencies and a $11 million charge resulting from the repatriation of $321 million of foreign earnings and capital pursuant to provisions of the American Jobs Creation Act of 2004. Excluding discrete items, the effective tax rate would have been 35 percent.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT
CASPI Segment
		All Product Lines			Continuing Product Lines(1)
			Change			Change
(Dollars in millions)	2005	2004	$	%	2004	$	%

Sales	$1,299	$1,554	$(255)	(16) %	$1,113	$186	17%
Volume effect			(464)	(30) %		(23)	(2) %
Price effect			192	13%		192	18%
Product mix effect			13	1%		13	1%
Exchange rate effect			4	-- %		4	-- %

Operating earnings	228	64	164	>100%	152	76	50%

Asset impairments and restructuring charges, net	4	81	(77)		9	(5)

Other operating income	2	--	2	>100%	--	2	>100%

(1) These businesses and product lines exclude acrylate ester monomers, composites (unsaturated polyester resins), inks and graphic arts raw materials, liquid resins, powder resins and textile chemicals divested on July 31, 2004 as well as other restructuring, divestiture and consolidation activities that the Company has completed related to these businesses and product lines.

The decrease in sales revenue of $255 million was due to lower sales volume resulting from the aforementioned sale of certain businesses and product lines within the segment. Sales revenue for continuing product lines increased $186 million, with selling prices positively impacting revenues 18 percent, driven by cyclical commodity products.

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

Operating earnings for 2005 and 2004 were reduced by asset impairments and restructuring charges totaling approximately $4 million and $81 million, respectively. These charges are more fully described in Note 16, "Asset Impairments and Restructuring Charges, Net", in the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K. Operating earnings for 2005 included $2 million of other operating income related to a change in estimates for contingencies associated with the aforementioned sale of certain businesses and product lines within the segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
			Change
(Dollars in millions)	2005	2004	$	%

Sales	$869	$731	$138	19%
Volume effect			51	7%
Price effect			76	11%
Product mix effect			10	1%
Exchange rate effect			1	-- %

Operating earnings	216	155	61	39%

Sales revenue increased $138 million due to higher selling prices and increased sales volume. The higher sales volume was attributed to stronger demand for acetate tow, primarily in China, due to higher cigarette production volumes, a trend towards longer cigarette filters and substitution of acetate tow for polypropylene in cigarette filters. Demand for acetate tow in Eastern Europe increased due to increased cigarette production volumes. Market share for acetate yarn increased due to the exit of a major competitor from the acetate yarn market.

Operating earnings increased due to higher sales volumes and increased selling prices that more than offset higher raw material and energy costs.

In 2005, a major global competitor exited the acetate filament yarn market. As a direct result, Eastman became the world leader in acetate yarn production, the only acetate yarn producer vertically integrated in acetate flake production, and the only acetate yarn producer in North America. The yarn market tightened significantly as the competitor's yarn inventory was consumed in the world marketplace, and world prices for acetate yarn increased to profitable levels during late 2005.

PCI Segment
			Change
(Dollars in millions)	2005	2004	$	%

Sales	$1,560	$1,304	$256	20%
Volume effect			40	4%
Price effect			244	18%
Product mix effect			(30)	(2) %
Exchange rate effect			2	-- %

Operating earnings	143	4	139	>100%

Asset impairments and restructuring charges, net	11	38	(27)

The increase in sales revenue of $256 million was primarily due to higher selling prices which had a positive impact on revenues of $244 million, and higher sales volumes, which had a positive impact on revenues of $40 million. Selling prices and sales volume were higher particularly in the intermediates product lines in response to significant increases in raw material and energy costs, an upturn in the olefins cycle, and improved market conditions in acetyl product lines. The sales volume increase was also attributed to long-term arrangements with key customers and increased production capacity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The increase in operating earnings of $139 million was primarily due to increases in selling prices and ongoing cost reduction efforts that more than offset higher raw material and energy costs. Operating earnings for 2005 included $10 million of operating earnings from the achievement of certain milestones under an acetyls technology licensing agreement. Operating earnings for 2005 also included $11 million in asset impairments and restructuring charges for previously impaired sites. Operating earnings for 2004 included $38 million in asset impairments related to assets at the Company's Batesville, Arkansas and Longview, Texas facilities, as well as severance charges.

Performance Polymers Segment
			Change
(Dollars in millions)	2005	2004	$	%

Total sales	$2,586	$2,226	$360	16%
Sales - divested product lines	618	511	107	21%
Sales - continuing product lines	1,968	1,715	253	15%

Volume effect			(73)	(4) %
Price effect			424	19%
Product mix effect			(4)	-- %
Exchange rate effect			13	1%

Total operating earnings	176	25	151	> 100%
Operating earnings - divested product lines (1)	75	33	42	> 100%
Operating earnings - continuing product lines	101	(8)	109	> 100%

Asset impairments and restructuring charges, net	--	13	(13)

(1) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

In December 2006, the Company completed the sale of the Performance Polymer segment's PE businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.

The increase in sales revenue of $360 million was primarily due to increased selling prices, which had a positive impact of $424 million. The increased selling prices were mainly the result of efforts to offset higher raw material and energy costs. The lower sales volume was attributed to several factors: the effects of higher and volatile raw material and energy costs in North America due to the Gulf Coast hurricanes, including the impact of lower raw material costs for Asian producers of PET polymers to North America and customers working down inventories; and low PET polymers industry operating rates in Europe and Latin America due to a combination of lower than expected demand and overcapacity in southern and eastern Europe and Asian imports in South America. Excluding the divested product lines, sales revenue increased $253 million.

Operating earnings increased as higher selling prices and reduced costs attributed to ongoing cost reduction efforts more than offset higher raw material and energy costs, resulting in improved margins, primarily in the PE markets and North American PET markets, prior to the Gulf Coast hurricanes. Operating earnings for 2004 were also reduced by asset impairments and restructuring charges of $13 million related to severance. Excluding the divested product lines, operating earnings increased $109 million.

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

SUMMARY BY CUSTOMER LOCATION - 2005 COMPARED WITH 2004

Sales Revenue
(Dollars in millions)	2005	2004	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$4,098	$3,723	10%	(5) %	19%	(4) %	-- %
Europe, Middle East, and Africa	1,344	1,467	(8) %	(15) %	5%	1%	1%
Asia Pacific	930	785	18%	4%	12%	2%	-- %
Latin America	687	605	14%	(8) %	20%	1%	1%
	$7,059	$6,580	7%	(7) %	15%	(1) %	-- %

Sales revenue in the United States and Canada increased primarily due to higher selling prices, particularly for the Polymers, PCI, and CASPI segments, which had a $723 million positive impact on sales revenue. The higher selling prices mostly related to sales of PET polymers, PE, intermediates chemicals, and other cyclical commodity product lines and were primarily in response to increases in raw material and energy costs and high industry-wide capacity utilization. Lower overall sales volumes had a $208 million negative impact on sales revenue and were primarily due to the impact of the restructuring, divestiture, and consolidation activities in the CASPI segment, partially offset by significantly higher sales volumes in the PCI segment. The Cendian shutdown was reflected in product mix which had a $140 million negative impact on sales revenue.

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

Sales revenue in Latin America increased primarily due to higher selling prices, partially offset by lower sales volume. Higher selling prices, particularly for PET polymers, had a $119 million positive impact on sales revenue. Lower sales volume, particularly for PET polymers and PE, had a $49 million negative impact on sales revenue.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2006	2005	2004

Net cash provided by (used in):
Operating activities	$609	$769	$494
Investing activities	(94)	(18)	(148)
Financing activities	(101)	(547)	(579)
Effect of exchange rate changes on cash and cash equivalents	1	(5)	--
Net change in cash and cash equivalents	$415	$199	$(233)

Cash and cash equivalents at end of period	$939	$524	$325

Cash provided by operating activities decreased $160 million in 2006 compared with 2005 primarily due to an increase in working capital requirements and a decrease in earnings, partially offset by lower current year cash contributions to its U.S. defined benefit pension plan. In 2006, the Company's working capital requirements increased, primarily due to a higher mix of sales in Latin America and Europe, where customer credit terms are longer as compared to North America. The Company contributed $75 million and $165 million to its U.S. defined benefit pension plan in 2006 and 2005, respectively.

Cash provided by operating activities increased $275 million in 2005 compared with 2004 primarily as a result of a significant increase in earnings and a decrease in working capital requirements, partially offset by $165 million in contributions to its U.S. defined benefit pension plan. The decrease in working capital requirements related primarily to accounts receivable, largely the result of improved collection performance which more than offset the increase in sales, partially offset by an increase in inventories. The Company made $3 million in contributions to its U.S. defined benefit pension plan in 2004.

Cash used in investing activities totaled $94 million and $18 million in 2006 and 2005, respectively. In 2006, the Company received $74 million in proceeds from the sale of its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines and $235 million in proceeds from the sale of PE and Epolene polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline. For more information concerning divestitures, see Note 24, "Divestitures", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K. In 2005, the Company received $417 million net cash proceeds from the sale of its equity investment in Genencor. Capital spending of $389 million and $343 million in 2006 and 2005, respectively, included expenditures related to the construction of the new PET facility utilizing IntegRex technology.

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

Cash used in financing activities in 2006 totaled $101 million and included a decrease in credit facility and other borrowings, including bank overdrafts, of $50 million, offset by cash received from stock option exercises of $83 million.

Cash used in financing activities in 2005 totaled $547 million and included the Company's early repayment of $500 million of its outstanding long-term debt, and a decrease in credit facility and other borrowings, including bank overdrafts, of $150 million, offset by cash received from stock option exercises of $98 million. See Note 8, "Early Extinguishment of Debt", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K for information regarding the early extinguishment of debt. In addition, the Company borrowed $191 million from a new credit facility in the fourth quarter 2005, the proceeds of which provided a significant part of the funding for the repatriation of undistributed foreign earnings under the provisions of the American Jobs Creation Act.

Cash used in financing activities in 2004 totaled $579 million and reflects the January 2004 repayment of $500 million of 6 3/8% notes and a decrease in commercial paper, credit facility, and other borrowings, including bank overdrafts, of $19 million, offset by cash from stock option exercises of $77 million.

The payment of dividends is also reflected in financing activities in all periods.

Liquidity

At December 31, 2006, the Company had credit facilities with various U.S. and foreign banks totaling approximately $885 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") expiring in April 2011, as well as a 140 million Euro credit facility ("Euro Facility") which expires in December 2011. Both credit facilities have options for two one-year extensions, and the first extension option for the Euro Facility has been exercised. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman’s credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. At December 31, 2006, the Company’s credit facility borrowings totaled $185 million at an effective interest rate of 4.00 percent. At December 31, 2005, the Company's credit facility borrowings were $214 million at a weighted-average interest rate of 3.01 percent.

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

For more information regarding interest rates, see Note 7, "Borrowings", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

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

During 2006, the Company contributed $75 million to its U.S. defined benefit pension plan. In first quarter 2007, the Company completed a planned $100 million contribution to its U.S. defined benefit pension plan.

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

Capital Expenditures

Capital expenditures were $389 million, $343 million, and $248 million for 2006, 2005, and 2004, respectively. The increase of $46 million in 2006 compared with 2005 was primarily due to spending on the expansion of CHDM capacity, as well as other growth initiatives. The Company expects that 2007 capital spending will be up to $450 million which will exceed estimated 2007 depreciation and amortization of approximately $350 million, including accelerated depreciation of $50 million. In 2007, the Company will continue to pursue projects including an acetate tow expansion in England, a copolyester intermediates expansion, make enhancements to benefit the PET facilities in South Carolina, utilizing IntegRex technology, and other growth initiatives.

Other Commitments

At December 31, 2006, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of approximately 20 years. Other borrowings, related primarily to credit facility borrowings, totaled approximately $200 million.

The Company had various purchase obligations at December 31, 2006 totaling approximately $2.1 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $200 million over a period of several years. Of the total lease commitments, approximately 12 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities and land; and approximately 38 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2006 totaling approximately $1.4 billion related primarily to pension, retiree medical, other post-employment obligations and environmental reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The obligations described above are summarized in the following table:

(Dollars in Millions)	Payments Due from
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2007	$--	$3	$107	$373	$45	$158	$686
2008	72	--	106	363	30	71	642
2009	--	13	106	349	25	67	560
2010	--	--	104	312	20	66	502
2011	2	185	104	199	17	61	568
2012 and beyond	1,317	--	1,052	507	64	955	3,895
Total	$1,391	$201	$1,579	$2,103	$201	$1,378	$6,853

(a) Amounts represent the current estimated cash payments to be made by the Company primarily for pension and other post-employment benefits in the periods indicated. The amount and timing of such payments is dependent upon interest rates, health care trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company.

Purchase obligations increased approximately $360 million at December 31, 2006 compared to December 31, 2005 due primarily to increased raw material prices.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2006 totaled $113 million and consisted primarily of leases for railcars, company aircraft, and other equipment. Leases with guarantee amounts totaling $2 million, $27 million, and $84 million will expire in 2007, 2008, and 2012, respectively. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

As described in Note 5, "Equity Investments and Other Noncurrent Assets and Liabilities", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at the Company's Kingsport, Tennessee plant. During fourth quarter 2005, the Company provided a line of credit to the joint venture of up to $125 million, which Primester fully utilized to pay the principal amount of the joint venture's third-party borrowings, previously guaranteed by Eastman.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As described in Note 11, "Commitments", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2006 and 2005. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, the Company is not the primary beneficiary of the VIE. As such, in accordance with Financial Accounting Standards Board ("FASB") Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at December 31, 2006. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

See Note 10, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K for off-balance sheet post-employment benefit obligations.

Treasury Stock Transactions

The Company was authorized to repurchase up to $400 million of its common stock. No shares of Eastman common stock were repurchased by the Company during 2006, 2005 or 2004 under a Company repurchase plan. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

On February 20, 2007, the Board of Directors cancelled its prior authorization for stock repurchases dated February 4, 1999 and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. Repurchased shares may be used for such purposes or otherwise applied in such a manner as determined to be in the best interests of the Company.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Dividends

The Company declared quarterly cash dividends of $0.44 per share for a total of $1.76 per share in 2006, 2005, and 2004, respectively.

Preferred Stock Purchase Rights

During the fourth quarter of 2006, the Board of Directors of the Company redeemed all of the outstanding preferred stock purchase rights issuable pursuant to the Stockholder Protection Rights Agreement and terminated the Stockholder Protection Rights Agreement. The payment of $0.01 per share of common stock was made January 2, 2007.

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the Federal Resource Conservation and Recovery Act. Adequate reserves for environmental contingencies have been established in accordance with Eastman’s policies as described in Note 1, "Significant Accounting Policies", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K. Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $18 million to the maximum of $32 million at December 31, 2006.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In March 2005, the FASB issued Interpretation No 47, "Accounting for Conditional Asset Retirement Obligations" (" FIN 47"), which was effective for the Company on December 31, 2005. FIN 47 requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation ("CARO") refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company performed a thorough examination of various asset categories. Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos. The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.  The recorded obligations did not have a material impact on its consolidated financial position, results of operations and cash flows.

Reserves related to environmental assets accounted for approximately 60 percent of the total environmental reserve at December 31, 2006. Currently, the Company’s environmental assets are expected to be no longer useable at different times over the next 50 years. If the Company were to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company’s financial condition and results of operations. The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs. The cost of raw materials is generally based on market price, although derivative financial instruments were utilized, as appropriate, to mitigate short-term market price fluctuations. For additional information see Note 9, "Fair Value of Financial Instruments", to the Company’s consolidated financial statements in Part II, Item 8 of this 2006 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 155 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.

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

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated financial position, liquidity, or results of operations.

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

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OUTLOOK

For 2007, the Company expects:

•	strong volumes will be maintained due to continued economic strength, continued substitution of Eastman products for other materials, and new applications for existing products;

•	the volatility of raw material and energy costs will continue and the Company will continue to pursue pricing strategies and ongoing cost control initiatives to offset the effects on gross profit;

•
a staged phase-out of older cracking units and a planned shutdown of higher cost PET assets in South Carolina will continue in 2007, resulting in accelerated depreciation in 2007 of approximately $50 million;

•
to increase volumes in the PCI segment due to the transition agreement pertaining to the polyethylene divestiture; the Company will supply ethylene to the buyer, allowing both companies to optimize the value of their respective olefin businesses under various market conditions;

•	to contribute $100 million to the Company’s U.S. defined benefit pension plan, all of which was contributed in the first quarter of 2007;

•	net interest expense to decrease compared with 2006 primarily due to higher interest income, driven by higher invested cash balances;

•	the effective tax rate to be approximately 35 percent;

•	that acetate tow will have modest growth potential in future years and; therefore, expects to continue to evaluate growth options in Asia;

•
to aggressively take action to improve the performance of its PET product lines in the Performance Polymers segment, including starting up the Company's new PET facility utilizing IntegRex technology in Columbia, South Carolina, debottlenecking the new PET facility utilizing IntegRex technology for an additional 100 thousand metric tons of capacity, rationalizing 350 thousand metric tons of existing capacity in North America, entering into an agreement to sell the Spain PET manufacturing facility, and considering other strategic options for its underperforming PET manufacturing facilities outside the United States, which may lead to further restructuring and asset impairment charges;

•
capital expenditures to increase to up to $450 million and exceed estimated depreciation and amortization of approximately $350 million, including accelerated depreciation of $50 million; in 2007, the Company plans to pursue expansion of acetate tow and copolyester intermediates, make enhancements to benefit the PET facilities in South Carolina, utilizing IntegRex technology, and pursue growth initiatives; and

•	priorities for use of available cash will be to pay the quarterly cash dividend, fund targeted growth initiatives and defined benefit pension plans, and repurchase shares.

See “Forward-Looking Statements and Risk Factors" below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Annual Report on Form 10-K may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. In addition to the factors described in this report, the following are some of the important factors that could cause the Company's actual results to differ materially from those in any such forward-looking statements:

•
The Company is reliant on certain strategic raw materials and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material and energy costs. There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated. In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism or other political factors in any of the countries or regions in which the Company operates or does business or in countries or regions that are key suppliers of strategic raw materials and energy commodities, or breakdown or degradation of transportation infrastructure used for delivery of strategic raw materials and energy commodities, could affect availability and costs of raw materials and energy commodities.

•
While temporary shortages of raw materials and energy may occasionally occur, these items have historically been sufficiently available to cover current and projected requirements. However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure. Eastman’s operations or products may, at times, be adversely affected by these factors.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
The Company's competitive position in the markets in which it participates is, in part, subject to external factors in addition to those that the Company can impact. Natural disasters, pandemic illnesses, changes in laws or regulations, war or other outbreak of hostilities or terrorism, or other political factors in any of the countries or regions in which the Company operates or does business or in countries or regions that are key suppliers of strategic raw materials, and breakdown or degradation of transportation infrastructure used for delivery of raw materials and energy supplies to the Company and for delivery of the Company's products to customers, could negatively impact the Company’s competitive position and its ability to maintain market share. For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

•
Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations, including natural disasters, pandemic illnesses, changes in laws or regulations, war or other outbreak of hostilities or terrorism or other political factors in any of the countries or regions in which the Company operates or does business, or breakdown or degradation of transportation infrastructure used for delivery of raw materials and energy supplies to the Company and for delivery of the Company's products to customers, could have a material adverse affect on sales revenue, costs and results of operations and financial condition.

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

•
The Company has efforts underway to exploit growth opportunities in certain core businesses by developing new products and technologies, expanding into new markets, and tailoring product offerings to customer needs. Current examples include IntegRex technology and new PET polymers products and copolyester product innovations There can be no assurance that such efforts will result in financially successful commercialization of such products or acceptance by existing or new customers or new markets or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor.

•
The Company has made, and intends to continue making, strategic investments, including IntegRex technology and coal gasification, and has entered, and expects to continue to enter, into strategic alliances in technology, services businesses, and other ventures in order to build, diversify, and strengthen certain Eastman capabilities, improve Eastman's raw materials and energy cost and supply position, and maintain high utilization of manufacturing assets. There can be no assurance that such investments and alliances will achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor.

•
In addition to productivity and cost reduction initiatives, the Company is striving to improve margins on its products through price increases where warranted and accepted by the market; however, the company's earnings could be negatively impacted should such increases be unrealized, not be sufficient to cover increased raw material and energy costs, or have a negative impact on demand and volume. There can be no assurances that price increases will be realized or will be realized within the company's anticipated timeframe.

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

•
The Company has deferred tax assets related to capital and operating losses. The Company establishes valuation allowances to reduce these deferred tax assets to an amount that is more likely than not to be realized. The Company’s ability to utilize these deferred tax assets depends on projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Realization of these assets is expected to occur over an extended period of time. As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets.

•
Due to the Company's global sales, earnings, and asset profile, it is exposed to volatility in foreign currency exchange rates and interest rates. The Company may use derivative financial instruments, including swaps, options and forwards, to mitigate the impact of changes in exchange rates and interest rates on its financial results. However, there can be no assurance that these efforts will be successful and operating results could be affected by significant adverse changes in currency exchange rates or interest rates.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings are predominately U.S. dollar denominated. The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors. For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one percent absolute shift in interest rates. For 2006 and 2005, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous absolute shift in interest rates of 1 percent were approximately $126 million and $134 million, respectively. This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows and borrowings denominated in foreign currencies are exposed to changes in foreign currency exchange rates. The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business. In order to mitigate the effect of foreign currency risk, the Company enters into currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than five years and denominated in foreign currencies and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. The gains and losses on these contracts offset changes in the value of related exposures. It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above. The Company does not enter into foreign currency transactions for speculative purposes. For 2006, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $20 million and an additional $2.0 million for each additional one percentage point adverse change in foreign currency rates. Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy. To mitigate short-term fluctuations in market prices for certain commodities, principally propane and natural gas, the Company enters into forwards and options contracts. For 2006 and 2005, the market risks associated with forwards and options for feedstock and natural gas assuming an instantaneous parallel shift in the underlying commodity price of 10 percent were $6 million and $2 million, respectively, and an additional $0.5 million for each one percentage point move in closing prices thereafter for both periods.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman appearing on pages 71 through 118 Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

The Board of Directors exercises its responsibility for these financial statements through its Audit Committee, which consists entirely of non-management Board members. The independent registered public accounting firm and internal auditors have full and free access to the Audit Committee. The Audit Committee meets periodically with PricewaterhouseCoopers LLP and Eastman's director of internal auditing, both privately and with management present, to discuss accounting, auditing, policies and procedures, internal controls, and financial reporting matters.

/s/ J. Brian Ferguson	/s/ Richard A. Lorraine
J. Brian Ferguson	Richard A. Lorraine
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eastman Chemical Company:

We have completed integrated audits of Eastman Chemical Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined-benefit pension and other postretirement plans as of December 31, 2006 and as discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payment as of January 1, 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2007

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2006	2005	2004

Sales	$7,450	$7,059	$6,580
Cost of sales	6,173	5,655	5,602
Gross profit	1,277	1,404	978

Selling, general and administrative expenses	437	454	450
Research and development expenses	167	162	154
Asset impairments and restructuring charges, net	101	33	206
Other operating income	(68)	(2)	(7)
Operating earnings	640	757	175

Interest expense, net	80	100	115
Income from equity investment in Genencor	--	(173)	(14)
Early debt extinguishment costs	--	46	--
Other (income) charges, net	(16)	1	10
Earnings before income taxes	576	783	64
Provision (benefit) for income taxes	167	226	(106)
Net earnings	$409	$557	$170

Earnings per share
Basic	$4.98	$6.90	$2.20

Diluted	$4.91	$6.81	$2.18

Comprehensive Income
Net earnings	$409	$557	$170
Other comprehensive income (loss)
Change in cumulative translation adjustment	60	(94)	36
Change in pension liability, net of tax	48	(7)	(6)
Change in unrealized gains (losses) on derivative instruments, net of tax	(1)	3	(12)
Change in unrealized gains on investments, net of tax	--	1	--
Total other comprehensive income (loss)	107	(97)	18
Comprehensive income	$516	$460	$188

Retained Earnings
Retained earnings at beginning of period	$1,923	$1,509	$1,476
Net earnings	409	557	170
Cash dividends declared	(146)	(143)	(137)
Retained earnings at end of period	$2,186	$1,923	$1,509

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

(Dollars in millions, except per share amounts)	December 31,
Assets	2006	2005
Current assets
Cash and cash equivalents	$939	$524
Trade receivables, net of allowance of $16 and $20	682	575
Miscellaneous receivables	72	81
Inventories	682	671
Other current assets	47	73
Total current assets	2,422	1,924

Properties
Properties and equipment at cost	8,844	9,597
Less: Accumulated depreciation	5,775	6,435
Net properties	3,069	3,162

Goodwill	314	312
Other noncurrent assets	368	375
Total assets	$6,173	$5,773

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,056	$1,047
Borrowings due within one year	3	4
Total current liabilities	1,059	1,051

Long-term borrowings	1,589	1,621
Deferred income tax liabilities	269	317
Post-employment obligations	1,084	1,017
Other long-term liabilities	143	155
Total liabilities	4,144	4,161

Commitments and contingencies

Stockholders’ equity
Common stock ($0.01 par value- 350,000,000 shares authorized; shares issued - 91,579,294 and 89,566,115 at December 31, 2006 and 2005, respectively)	1	1
Additional paid-in capital	448	320
Retained earnings	2,186	1,923
Accumulated other comprehensive loss	(174)	(200)
	2,461	2,044
Less: Treasury stock at cost (8,048,442 and 8,034,901 shares at December 31, 2006 and 2005, respectively)	432	432

Total stockholders’ equity	2,029	1,612

Total liabilities and stockholders’ equity	$6,173	$5,773

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2006	2005	2004

Cash flows from operating activities
Net earnings	$409	$557	$170

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	308	304	322
Asset impairments	62	12	140
Gains on sale of assets	(74)	--	(8)
Income from equity investment in Genencor	--	(173)	(14)
Early debt extinguishment costs	--	46	--
Provision (benefit) for deferred income taxes	7	115	(136)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(82)	60	(133)
(Increase) decrease in inventories	(99)	(110)	18
Increase (decrease) in trade payables	53	71	49
Increase (decrease) in liabilities for employee benefits and incentive pay	(44)	(63)	71
Other items, net	69	(50)	15

Net cash provided by operating activities	609	769	494

Cash flows from investing activities
Additions to properties and equipment	(389)	(343)	(248)
Proceeds from sale of assets	322	50	127
Proceeds from sale of equity investment in Genencor, net	--	417	--
Loan to joint venture	--	(125)	--
Additions to capitalized software	(16)	(11)	(14)
Other items, net	(11)	(6)	(13)

Net cash used in investing activities	(94)	(18)	(148)

Cash flows from financing activities
Net decrease in commercial paper, credit facility, and other borrowings	(50)	(150)	(19)
Proceeds from long-term borrowings	--	189	--
Repayment of long-term borrowings	--	(544)	(500)
Dividends paid to stockholders	(144)	(142)	(137)
Proceeds from stock option exercises and other items	93	100	77

Net cash used in financing activities	(101)	(547)	(579)

Effect of exchange rate changes on cash and cash equivalents	1	(5)	--

Net change in cash and cash equivalents	415	199	(233)

Cash and cash equivalents at beginning of period	524	325	558

Cash and cash equivalents at end of period	$939	$524	$325

The accompanying notes are an integral part of these consolidated financial statements.

74

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances are based on the number of days an individual receivable is delinquent and management’s regular assessment of the financial condition of the Company’s customers. The Company considers that a receivable is delinquent if it is unpaid after the terms of the related invoice have expired. The Company evaluates the allowance based on a monthly assessment of the aged receivables. Write-offs are recorded at the time a customer receivable is deemed uncollectible.

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

Depreciation

Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets (buildings and building equipment 20 to 50 years; machinery and equipment 3 to 33 years), generally using the straight-line method. Accelerated depreciation is reported when the estimated useful life is shortened and continues to be reported in Cost of Goods Sold.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service. Capitalized software in 2006, 2005 and 2004 was approximately $17 million, $11 million, and $14 million, respectively. During those same periods, approximately $13 million, $16 million, and $18 million, respectively, of previously capitalized costs were amortized. At December 31, 2006 and 2005, the unamortized capitalized software costs were $28 million and $24 million, respectively. Capitalized software costs are reflected in other noncurrent assets.

Impairment of Long Lived Assets

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans", which changes the accounting for pension and other postretirement benefit plans. This Standard was adopted by Eastman for the year ended December 31, 2006. For additional information, see Note 10, "Retirement Plans".

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

In accordance with Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), the Company also monitors conditional obligations and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's cash expenditures related to environmental protection and improvement were estimated to be approximately $215 million, $198 million and $184 million in 2006, 2005 and 2004, respectively. These amounts pertain primarily to operating costs associated with environmental protection equipment and facilities, but also include expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

For additional information see Note 12, "Environmental Matters" and Note 25, "Reserve Rollforwards".

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

The Company enters into currency options forwards to hedge probable anticipated, but not yet probable committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the Euro, British pound, the Japanese yen and the Canadian dollar) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. To mitigate short-term fluctuations in market prices for propane and natural gas (major raw materials and energy used in the manufacturing process), the Company enters into forwards and options contracts. From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

The Company's qualifying forwards and options contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company's exposure to identified risks. Gains and losses resulting from effective hedges of existing assets, liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings.

Deferred currency option premiums are generally included in other assets. The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Restructuring of Operations

The Company records restructuring charges incurred in connection with consolidation of operations, exited business lines, or shutdowns of specific sites that are expected to be substantially completed within a reasonable amount of time.

Share-based Compensation

Effective January 1, 2006, the Company implemented SFAS No. 123(Revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") and related interpretations and began recognizing compensation expense in the financial statements for stock options based upon the grant-date fair value over the substantive vesting period. Prior to January 1, 2006, the Company applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, no compensation expense was recognized in the financial statements for employee stock options granted at an exercise price equal to the market value of the underlying common stock at the date of grant. For additional information, see Note 15, "Share-Based Compensation Plans."

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the implementation requirements of SFAS No. 123(R) under the modified prospective method, the Company did not restate prior fiscal periods and is required to continue the same disclosure-only requirements of SFAS No. 123 for comparative purposes until all periods reported are comparable on the same basis. The following table illustrates the comparable effect on net earnings and earnings per share as formerly provided under SFAS No. 123 for 2005 and 2004:

(In millions, except per share amounts)		2005	2004

Net earnings, as reported		$557	$170

Add: Stock-based employee compensation expense included in net earnings, as reported		11	5

Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in net earnings under fair value method		14	10
Pro forma net earnings		$554	$165

Basic earnings per share	As reported	$6.90	$2.20
	Pro forma	$6.85	$2.13

Diluted earnings per share	As reported	$6.81	$2.18
	Pro forma	$6.78	$2.12

Compensated Absences

The Company accrues compensated absences and related benefits as current charges to earnings in the period earned.

Research and Development

All costs identified as research and development costs are charged to expense when incurred with the exception of third-party reimbursed and government-funded research and development. Expenses for third-party reimbursed and government-funded research and development are deferred until reimbursement is received to ensure appropriate matching of revenue and expense, provided specific criteria are met.

Other Income and Other Charges

Included in other income and other charges are results from equity investments, gains on the sale of certain technology business venture investments, royalty income, gains or losses on foreign exchange transactions, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, certain litigation costs, fees on securitized receivables, other non-operating income and other miscellaneous items.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

The Company has retrospectively applied certain 2005 and 2004 amounts to conform to the 2006 presentation. For additional information, see Note 21, "Segment Information."

2.	INVENTORIES

	December 31,
(Dollars in millions)	2006	2005

At FIFO or average cost (approximates current cost)
Finished goods	$660	$664
Work in process	206	207
Raw materials and supplies	280	247
Total inventories	1,146	1,118
LIFO Reserve	(464)	(447)
Total inventories	$682	$671

Inventories valued on the LIFO method were approximately 65 percent of total inventories in each of the periods.

3.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2006	2005
Properties
Land	$42	$42
Buildings and building equipment	824	861
Machinery and equipment	7,819	8,495
Construction in progress	159	199
Properties and equipment at cost	$8,844	$9,597
Less: Accumulated depreciation	5,775	6,435

Net properties	$3,069	$3,162

Cumulative construction-period interest of $311 million and $352 million, reduced by accumulated depreciation of $294 million and $287 million, is included in cost of properties at December 31, 2006 and 2005, respectively.

Interest capitalized during 2006, 2005 and 2004 was $7 million, $5 million, and $3 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $294 million, $287 million, and $302 million for 2006, 2005 and 2004, respectively. The year 2006 included $10 million of accelerated depreciation related to previously disclosed restructuring decisions in association with cracking units in Longview, Texas, and higher cost polyethylene terephthalate ("PET") polymer intermediates assets in Columbia, South Carolina, which are scheduled for shutdown.

Deductions in 2006 include the sale of certain product lines and related assets in the Performance Chemicals and Intermediates ("PCI"), the Performance Polymers and the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.

4.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets include developed technology, customer lists, patents and patent licenses, and trademarks with a net book value of $17 million in 2006 and $23 million in 2005. During 2006, the Company recorded approximately $6 million in intangible asset impairments related to patents associated with abandoned businesses. Other intangible assets are included in other noncurrent assets on the balance sheet.

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	CASPI Segment	Other Segments	Total Eastman Chemical

Reported balance at December 31, 2004	$308	$6	$314
Currency translation adjustments	(2)	--	(2)
Reported balance at December 31, 2005	306	6	312
Currency translation adjustments	2	--	2
Reported balance at December 31, 2006	$308	$6	$314

5.	EQUITY INVESTMENTS AND OTHER NONCURRENT ASSETS AND LIABILTIES

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant. This investment is accounted for under the equity method. During fourth quarter 2005, the Company provided a line of credit to the joint venture of up to $125 million, which Primester fully utilized to repay the principal amount of the joint venture's third-party borrowings, previously guaranteed by Eastman. The Company holds an interest-bearing note receivable. Eastman's investment in the joint venture at December 31, 2006 and December 31, 2005 was approximately $87 million and $86 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits and the line of credit of $125 million. Such amount was included in other noncurrent assets.

Eastman also owns a 50 percent interest in Nanjing Yangzi Eastman Chemical Ltd. (“Nanjing”), a company which manufactures Eastotac hydrocarbon tackifying resins for the adhesives market. This joint venture is accounted for under the equity method and is included in other noncurrent assets. At December 31, 2006 and 2005, the Company’s investment in Nanjing was approximately $5 million.

On April 21, 2005, the Company completed the sale of its equity investment in Genencor International, Inc. ("Genencor") for cash proceeds of approximately $417 million, net of $2 million in fees. The book value of the investment prior to sale was $246 million, and the Company recorded a pre-tax gain on the sale of $171 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2006	2005

Trade creditors	$581	$534
Accrued payrolls, vacation, and variable-incentive compensation	126	154
Accrued taxes	59	49
Post-employment obligations	63	134
Interest payable	31	31
Bank overdrafts	11	10
Other	185	135
Total	$1,056	$1,047

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

7.	BORROWINGS

	December 31,
(Dollars in millions)	2006	2005

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
6.30% notes due 2018	182	185
7% notes due 2012	141	142
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility borrowings	185	214
Other	18	18
Total borrowings	1,592	1,625
Borrowings due within one year	(3)	(4)
Long-term borrowings	$1,589	$1,621

At December 31, 2006, the Company had credit facilities with various U.S. and foreign banks totaling approximately $885 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") expiring in April 2011, as well as a 140 million Euro credit facility ("Euro Facility") which expires in December 2011. Both credit facilities have options for two one-year extensions, and the first extension option for the Euro Facility has been exercised. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman’s credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. At December 31, 2006, the Company’s credit facility borrowings totaled $185 million at an effective interest rate of 4.00 percent. At December 31, 2005, the Company's credit facility borrowings were $214 million at a weighted-average interest rate of 3.01 percent.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2006 and December 31, 2005, the Company had outstanding interest rate swaps associated with the entire outstanding principle of the 7% notes due in 2012 and $150 million of the outstanding principle of the 6.30% notes due in 2018 to convert the notes from fixed rate to variable rate borrowings. The average variable interest rate on the 7% notes was 7.89 percent and 7.22 percent for December 31, 2006 and December 31, 2005, respectively. The average variable interest rate on the 6.30% notes was 6.30 percent and 5.63 percent for December 31, 2006 and December 31, 2005, respectively.

8.	EARLY EXTINGUISHMENT OF DEBT

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term bonds for $544 million in cash, which resulted in a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs. The book value of the purchased debt was $500 million, as follows:

(Dollars in millions)	Book Value

3 1/4% notes due 2008	$178
6.30% notes due 2018	68
7% notes due 2012	254
Total	$500

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2006		December 31, 2005
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,589	$1,715	$1,621	$1,770

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Currency Rate Hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets. To manage the remaining exposure, the Company enters into currency options forwards to hedge probable anticipated, but not yet probable committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the Euro, British pound, the Japanese yen and the Canadian dollar) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. These contracts are designated as cash flow hedges. The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which the hedged transaction affects earnings.

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

At December 31, 2006, mark-to-market losses from raw material, currency, energy and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $7 million. If realized, substantially all of these losses will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts had a negative $1 million impact on earnings during 2006.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Prior to 2000, benefits were calculated using a defined benefit formula based on age, years of service, and the employee’s final average compensation as defined in the plans. Effective January 1, 2000, the Company's U.S. defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended. Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service and final average compensation as defined in the plans. The amended defined benefit pension plan uses a pension equity formula based on age, years of service and final average compensation to calculate an employee's retirement benefits from January 1, 2000 forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.

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

Eastman has adopted the provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132 (R)" ("SFAS No. 158"), as of December 31, 2006. The table below summarizes the incremental effects of SFAS No. 158 adoption on the individual line items in the Statement of Financial Position at December 31, 2006 for defined benefit retirement plans.

December 31, 2006
(Dollars in millions)	Pre-SFAS No. 158	Adjustment to initially apply FAS 158	Post SFAS No. 158 Adjustment

Intangible Asset	21	(21)	--
Deferred tax asset	119	42	161
Accrued pension liability	(241)	(105)	(346)
Accumulated Other Comprehensive Loss, net of tax	(207)	(84)	(291)

Below is a summary balance sheet of the change in plan assets during 2006 and 2005, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a summary of benefit costs.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to develop the projected benefit obligation for the Company's significant defined benefit pension plans are also provided in the following tables.

Summary Balance Sheet

(Dollars in millions)	2006		2005

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,477		$1,382
Service cost	44		43
Interest cost	82		80
Actuarial loss	12		77
Plan amendments and other	71		7
Effect of currency exchange	26		(23)
Benefits paid	(119)		(89)
Benefit obligation, end of year	$1,593		$1,477

Change in plan assets:
Fair value of plan assets, beginning of year	$1,054		$878
Actual return on plan assets	162		100
Plan amendments and other	46		--
Effect of currency exchange	17		(14)
Company contributions	87		177
Benefits paid	(119)		(87)
Fair value of plan assets, end of year	$1,247		$1,054

Funded Status at end of year	$(346)		$(423)
Unrecognized actuarial loss			555
Unrecognized prior service credit			(46)
Net amount recognized, end of year			$86

Amounts recognized in the Statements of Financial Position consist of:
Current liability	$(3)	$
Noncurrent liability	(343)
Prepaid benefit cost			105
Intangible assets			15
Accrued benefit cost			(19)
Additional minimum liability			(417)
Accumulated other comprehensive loss			402
Net amount recognized, end of year	$(346)		$86

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$462
Prior service costs (credit)	(10)
Accumulated other comprehensive loss	$452

The accumulated benefit obligation basis at the end of 2006 and 2005 was $1,489 million and $1,388 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

(Dollars in millions)	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$44	$43	$41
Interest cost	82	80	82
Expected return on assets	(88)	(79)	(82)
Curtailment charge	--	--	2
Amortization of:
Prior service credit	(10)	(9)	(10)
Actuarial loss	39	36	27
Net periodic benefit cost	$67	$71	$60

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Actuarial loss	$39	$36	$27
Prior service credit	(10)	(10)	(10)
Total	$29	$26	$17

	2006	2005	2004

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	5.66%	5.51%	5.67%
Expected return on assets	8.53%	8.59%	8.65%
Rate of compensation increase	3.78%	3.75%	3.78%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	5.51%	5.67%	6.18%
Expected return on assets	8.59%	8.65%	8.88%
Rate of compensation increase	3.75%	3.78%	3.77%

The fair value of plan assets for domestic plans at December 31, 2006 and 2005 was $1,052 million and $939 million, respectively, while the fair value of plan assets at December 31, 2006 and 2005 for non-U.S. plans was $195 million and $115 million, respectively. At December 31, 2006 and 2005, the expected long-term rate of return on the U.S. plan assets was 9 percent, while the expected long-term rate of return on non-U.S. plan assets was 5.24 percent and 5.75 percent at December 31, 2006 and 2005, respectively. The target allocation for the Company’s U.S. pension plan for 2007 and the asset allocation at December 31, 2006 and 2005, by asset category, is as follows:

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Target Allocation for 2007	Plan Assets at December 31, 2006	Plan Assets at December 31, 2005
Asset category

Equity securities	69%	75%	78%
Debt securities	10%	8%	9%
Real estate	5%	5%	3%
Other investments	16%	12%	10%
Total	100%	100%	100%

The asset allocation for the Company’s non-U.S. pension plans at December 31, 2006 and 2005, and the target allocation for 2007, by asset category, is as follows:

	Target Allocation for 2007	Plan Assets at December 31, 2006	Plan Assets at December 31, 2005
Asset category

Equity securities	24%	24%	49%
Debt securities	37%	37%	45%
Real estate	--	--	5%
Other investments	39%	39%	1%
Total	100%	100%	100%

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

The Company funded its U.S. defined benefit plan for 2007 by $100 million in January 2007.

Benefits expected to be paid from pension plans are as follows:

(Dollars in millions)	2007	2008	2009	2010	2011	2012-2016
US plan	$90	$96	$96	$99	$103	$627
International plans	$6	$6	$6	$6	$6	$35

In July 2006, the Company announced plans to change the U.S. defined benefit plans such that employees hired on or after January 1, 2007 will not be eligible for those plans. This change will not impact net periodic benefit cost in 2006 and will begin to impact the financial statements in first quarter 2007.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5 percent of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the EIP. Employees may diversify to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 1,721,199; 1,980,906; and 2,210,590 shares as of December 31, 2006, 2005 and 2004, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

In July 2006, the Company amended its EIP/ESOP to provide a company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007. Employees who are hired on or after January 1, 2007, will also be eligible for the 5 percent contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $35 million, $33 million, and $34 million for 2006, 2005 and 2004, respectively.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans. Similar benefits are also provided to retirees of Holston Defense Corporation (“HDC”), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant. HDC’s contract with the Department of Army (“DOA”) provided for reimbursement of allowable costs incurred by HDC including certain postretirement welfare costs, for as long as HDC operated the plant. After the contract was terminated at the end of 1998, the Army did not contribute further to these costs. The Company pursued extraordinary relief from the DOA and was granted an award effective in the fourth quarter in the amount of $95 million. This award was for reimbursement of the described costs and other previously expensed post-retirement benefit costs. The Company began recognizing the impact of the reimbursement in fourth quarter 2006 by recording an unrecognized gain and amortizing the gain into earnings over a period of time. Included in 2006 other income is a $12 million gain reflecting a portion of the unrecognized gain resulting from the award.

Eastman has adopted the provisions of SFAS No. 158 as of December 31, 2006 for its postretirement welfare plans with the implementation having an immaterial impact.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

Below is a summary balance sheet of the change in plan assets during 2006 and 2005, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a summary of benefit costs.

Summary Balance Sheet

(Dollars in millions)	2006	2005

Change in benefit obligation:
Benefit obligation, beginning of year	$779	$795
Service cost	8	8
Interest cost	41	43
Plan participants’ contributions	18	12
Actuarial (gain) loss	(57)	(23)
Benefits paid	(58)	(56)
Benefit obligation, end of year	$731	$779

Change in plan assets:
Fair value of plan assets, beginning of year	$6	$13
Actual return on plan assets	1	--
Company contributions	34	37
Third party contributions	95	--
Reserve for third party contributions	(39)	--
Plan participants’ contributions	18	12
Benefits paid	(58)	(56)
Fair value of plan assets, end of year	$57	$6

Funded status	$(674)	$(773)
Unrecognized actuarial loss		325
Unrecognized prior service credit		(235)
Funded status at end of year		$(683)

Amounts recognized in the Statements of Financial Position consist of:
Current liabilities	$(38)	$(34)
Non-current liabilities	(636)	(649)
Net amount recognized, end of year	$(674)	$(683)

Amounts recognized in accumulated other comprehensive income
Actuarial (gain) loss	$206
Prior service (credit) cost	(211)
Accumulated other comprehensive income	$(5)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The net periodic postretirement benefit cost follows:

Summary of Benefit Costs

(Dollars in millions)	2006	2005	2004

Components of net periodic benefit cost:
Service cost	$8	$8	$7
Interest cost	41	43	52
Expected return on assets	--	--	(1)
Curtailment gain	--	--	(3)
Other	(12)	--	--
Amortization of:
Prior service credit	(22)	(23)	(15)
Actuarial loss	15	20	17
Net periodic benefit cost	$30	$48	$57

Weighted-average assumptions used to determine end of year benefit obligations:	2006	2005	2004

Discount rate	5.86%	5.62%	5.75%
Rate of compensation increase	3.75%	3.75%	3.75%
Health care cost trend
Initial	9.00%	8.00%	9.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2011	2009	2009

Weighted-average assumptions used to determine end of year net benefit cost:	2006	2005	2004

Discount rate	5.62%	5.75%	6.25%
Rate of compensation increase	3.75%	3.75%	3.75%
Health care cost trend
Initial	8.00%	9.00%	10.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2009	2009	2009

Benefits expected to be paid for post-employment obligations are as follows:

(Dollars in millions)
	2007	2008	2009	2010	2011	2012-2016
U.S plans	$43	$43	$43	$43	$44	$236

A 9 percent rate of increase in per capita cost of covered health care benefits is assumed for 2007. The rate is assumed to decrease gradually to 5 percent for 2011 and remain at that level thereafter. A 1 percent increase or decrease in health care trend would have had no material impact on the 2006 service and interest costs or the 2006 benefit obligation, because the Company's contributions for benefits are fixed.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the second quarter 2004, the Company announced an amendment to its U.S. health and dental benefit plans such that future health and dental benefits to certain retirees will be fixed at a certain contribution amount, not to be increased. As a result, the Company remeasured these plans as of June 1, 2004 resulting in a reduction of the Company’s benefit obligation by approximately $240 million. The discount rate used at the time of the remeasurement was adjusted from 6.25 percent at December 31, 2003 to 6.50 percent at June 1, 2004 based on increases in interest rates.

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

11.	COMMITMENTS

Purchase Obligations and Lease Commitments

At December 31, 2006, the Company had various purchase obligations totaling approximately $2.1 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $201 million over a period of several years. Of the total lease commitments, approximately 12 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities and land; and approximately 38 percent relate to railcars. Rental expense, net of sublease income, was approximately $62 million, $64 million, and $65 million in 2006, 2005 and 2004, respectively.

The obligations described above are summarized in the following table:

(Dollars in Millions)		Payments Due For
Period		Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Total

2007	$		$3	$107	$373	$45	$528
2008		72	--	106	363	30	571
2009			13	105	349	25	492
2010		--	--	104	312	20	436
2011		2	185	104	199	17	507
2012 and beyond		1,317	--	1,053	507	64	2,941
Total		$1,391	$201	$1,579	$2,103	$201	$5,475

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at December 31, 2006 and December 31, 2005. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $321 million and $292 million in 2006 and 2005, respectively.

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

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2006 totaled $113 million and consisted primarily of leases for railcars, company aircraft, and other equipment. Leases with guarantee amounts totaling $2 million, $27 million, and $84 million will expire in 2007, 2008, and 2012, respectively. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures described above and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at December 31, 2006. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

12.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies". Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $47 million and $51 million at December 31, 2006 and 2005, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $18 million to the maximum of $32 million at December 31, 2006 and the minimum or best estimate of $21 million to the maximum of $42 million at December 31, 2005.

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2006 and 2005:

Accrued Obligations for Environmental Matters

(in millions)	December 31, 2006	December 31, 2005

Beginning environmental liability	$51	$56

Liabilities incurred in current period	7	1
Liabilities settled in current period	(14)	(5)
Accretion expense	2	2
Revisions to estimated cash flow	1	(3)

Ending environmental liability	$47	$51

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

As part of the divestitures of the Arkansas facility and the PE product lines, environmental liabilities of approximately $6 million were settled.

For additional information, refer to Note 25, "Reserve Rollforwards".

13.	LEGAL MATTERS

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

Sorbates Litigation

Two civil cases relating to sorbates remain. In each case, the Company prevailed at the trial court, and in each case, the plaintiff appealed the trial court's decision. In one case, the appeal is still pending. In the other case, the court of appeals overturned the trial court's decision and ruled that the plaintiff could amend and re-file its complaint with the trial court. The Company has appealed this court of appeals decision to the state supreme court. In each case the Company intends to continue to vigorously defend its position.

Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos at Eastman’s manufacturing sites. More recently, certain plaintiffs have claimed exposure to an asbestos-containing plastic, which Eastman manufactured in limited amounts between the mid-1960’s and the early 1970’s.

To date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows, and over the past several years, has substantially reduced its number of pending asbestos-related claims. The Company has also obtained insurance coverage that applies to a portion of certain of the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

Based on an ongoing evaluation, the Company believes that the resolution of its pending asbestos claims will not have a material impact on the Company’s financial condition, results of operations, or cash flows, although these matters could result in the Company being subject to monetary damages, costs or expenses, and charges against earnings in particular periods.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.	STOCKHOLDERS’ EQUITY

A reconciliation of the changes in stockholders’ equity for 2004, 2005, and 2006 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders’ Equity $

Balance at January 1, 2004	1	122	1,476	(121)	(435)	1,043

Net Earnings	--	--	170	--	--	170
Cash Dividends(2)	--	--	(137)	--	--	(137)
Other Comprehensive Income	--	--	--	18	--	18
Stock Option Exercises and other Items (1)	--	88	--	--	2	90
Balance at December 31, 2004	1	210	1,509	(103)	(433)	1,184

Net Earnings	--	--	557	--	--	557
Cash Dividends(2)	--	--	(143)	--	--	(143)
Other Comprehensive Loss	--	--	--	(97)	--	(97)
Stock Option Exercises and other Items (1)	--	110	--	--	1	111
Balance at December 31, 2005	1	320	1,923	(200)	(432)	1,612

Net Earnings	--	--	409	--	--	409
Cash Dividends(2)	--	--	(146)	--	--	(146)
Other Comprehensive Income	--	--	--	107	--	107
Effect of FAS 158 adoption	--	--	--	(81)	--	(81)
Stock Option Exercises and other Items (1)(3)	--	128	--	--	--	128
Balance at December 31, 2006	1	448	2,186	(174)	(432)	2,029

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.
(2) Includes cash dividends paid and dividends declared but unpaid. Also includes the redemption of the outstanding preferred stock purchase rights.
(3) Includes the fair value of equity share-based awards recognized under SFAS No. 123(R).

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in each of 2006, 2005 and 2004.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The additions to paid-in capital for 2005 and 2004 are primarily the result of stock option exercises by employees. Effective January 1, 2006, this includes exercises and recognition of compensation expense of equity awards determined under SFAS No. 123(R).

The Company was authorized to repurchase up to $400 million of its common stock under a February 4, 1999, authorization by the Board of Directors. No shares of Eastman common stock were repurchased by the Company under this authorization during 2006, 2005, and 2004. A total of 2,746,869 shares of common stock at a cost of approximately $112 million, or an average price of approximately $41 per share, have been repurchased under the authorization. Repurchased shares under this authorization may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

On February 20, 2007, the Board of Directors cancelled its prior authorization for stock repurchases and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. Repurchased shares may be used for such purposes or otherwise applied in such a manner as determined to be in the best interests of the Company.

The Company's charitable foundation held the following shares of the Company's common stock at December 31 of each year and are reported in treasury stock: 106,771 shares for 2006 and 2005 and 122,725 shares for 2004.

During the fourth quarter of 2006, the Board of Directors of the Company redeemed all of the outstanding preferred stock purchase rights issuable pursuant to the Stockholder Protection Rights Agreement and terminated the Stockholder Protection Rights Agreement. The payment of $0.01 per share of common stock was recorded in dividends payable at December 31, 2006 and was paid January 2, 2007.

For 2006, 2005, and 2004, the weighted average number of common shares outstanding used to compute basic earnings per share was 82.1 million, 80.7 million, and 77.6 million, respectively, and for diluted earnings per share was 83.2 million, 81.8 million, and 78.3 million, respectively, reflecting the effect of dilutive options outstanding. Excluded from the 2006 calculation were shares underlying options to purchase 2,157,703 shares of common stock at a range of prices from $53.94 to $63.25, because the exercise price of the options was greater than the average market price of the underlying common shares. Excluded from the 2005 calculation were shares underlying options to purchase 878,442 shares of common stock at a range of prices from $54.25 to $67.50, because the exercise price of the options was greater than the average market price of the underlying common shares. Excluded from the 2004 calculation were shares underlying options to purchase 5,667,339 shares of common stock at a range of prices from $45.44 to $67.50, because the exercise price of the options was greater than the average market price of the underlying common shares.

Shares of common stock issued (1)	2006	2005	2004

Balance at beginning of year	89,566,115	87,257,499	85,296,460
Issued for employee compensation and benefit plans	2,013,326	2,308,616	1,961,039
Balance at end of year	91,579,441	89,566,115	87,257,499

(1) Includes shares held in treasury.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment $	Unfunded Additional Minimum Pension Liability $	Unrecognized Loss and Prior Service Cost, net of taxes $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $

Balance at December 31, 2004	155	(248)	--	(8)	(2)	(103)
Period change	(94)	(7)	--	3	1	(97)
Balance at December 31, 2005	61	(255)	--	(5)	(1)	(200)
Period change	60	48	--	(1)	--	107
Pre-SFAS No. 158 balance at December 31, 2006	121	(207)	--	(6)	(1)	(93)
Adjustments to apply SFAS No. 158	--	207	(288)	--	--	(81)
Balance at December 31, 2006	121	--	(288)	(6)	(1)	(174)

Except for cumulative translation adjustment, amounts of other comprehensive income (loss) are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested, unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

15.	SHARE-BASED COMPENSATION PLANS AND AWARDS

2002 Omnibus Long-Term Compensation Plan

Eastman's 2002 Omnibus Long-Term Compensation Plan provides for grants to employees of nonqualified stock options, incentive stock options, tandem and freestanding stock appreciation rights (“SAR’s”), performance shares and various other stock and stock-based awards. The 2002 Omnibus Plan provides that options can be granted through May 2, 2007, for the purchase of Eastman common stock at an option price not less than 100 percent of the per share fair market value on the date of the stock option's grant. There is a maximum of 7.5 million shares of common stock available for option grants and other awards during the term of the 2002 Omnibus Plan.

Director Long-Term Compensation Plan

Eastman's 2002 Director Long-Term Compensation Plan provides for grants of nonqualified stock options and restricted shares to nonemployee members of the Board of Directors. Shares of restricted stock are granted upon the first day of the directors' initial term of service and nonqualified stock options and shares of restricted stock are granted each year following the annual meeting of stockholders. The 2002 Director Plan provides that options can be granted through the later of May 1, 2007, or the date of the annual meeting of stockholders in 2007 for the purchase of Eastman common stock at an option price not less than the stock's fair market value on the date of the grant.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Adoption of SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R). SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows". Prior to adoption, the Company implemented the disclosure-only requirements of SFAS No. 123 and continued to implement the requirements of APB No. 25 for financial statement reporting. Under the requirements of APB No. 25, the Company was required to recognize compensation cost for share-based awards when the employee or non-employee director paid an amount to acquire the awarded shares that was less than the closing market price of the stock at the measurement date (typically the date of grant). This requirement resulted in compensation expense recognition and reporting in the financial statements for most share-based awards (unrestricted stock awards, restricted stock awards, long-term performance stock awards and stock appreciation rights) except for stock options, substantially all of which were awarded at the closing market price of the Company's common stock on the date of grant. Effective with adoption of SFAS No. 123(R), compensation expense related to stock option awards are recognized in the financial statements at their fair value.

The Company adopted SFAS No. 123(R) using the modified prospective method that requires compensation expense of all employee and non-employee director share-based compensation awards to be recognized in the financial statements based upon their grant date fair value over the requisite service or vesting period: a) based upon the requirements of SFAS No. 123(R) for all new awards granted after the effective date of implementation and b) based upon the requirements of SFAS No. 123 for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

In November 2005, the FASB also issued FSP No. 123(R) - 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." The FSP provides an elective alternative transition method to the prescribed method in SFAS No. 123(R) for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company determined it did not have all the data necessary to compute the pool of excess tax benefits as described in SFAS No 123(R) and has elected to follow the alternative method prescribed under SFAS No. 123(R) - 3. Based upon the alternative method, the Company does not have a pool of excess tax benefits at December 31, 2005 to offset tax shortfalls and, consequently, will record them as current period income tax expense.

The Company is authorized by the Board of Directors under the 2002 Omnibus Long-Term Compensation Plan and 2002 Director Long-Term Compensation Plan to provide grants to employees and non-employee members of the Board of Directors. It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require payment by the issuance of common stock and to withhold or accept back shares awarded necessary to cover the income taxes of employee participants. Shares of non-employee directors are not withheld or acquired for the withholding of their income taxes. Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay for the exercise price of stock option exercises in accordance with the terms and conditions of their awards.

For 2006, 2005 and 2004, total share-based compensation expense (before tax) of approximately $29 million, $22 million and $16 million, respectively, was recognized in selling, general and administrative expense in the consolidated statement of earnings, comprehensive income, and retained earnings for all share-based awards of which approximately $17 million, $5 million and $8 million, respectively, related to stock options. SFAS No. 123(R) requires that compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period. For example, SFAS No. 123(R) requires compensation expense to be recognized by the retirement eligibility date for option participants who are retirement eligible on the grant date or before the stated vesting period. Approximately $8 million of 2006 option compensation expense is recognized due to retirement eligibility preceding the requisite vesting period.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Awards

Option awards are granted to non-employee directors on an annual basis and to employees who meet certain eligibility requirements. A single annual option grant is usually awarded to eligible employees in the fourth quarter of each year, if and when granted by the Compensation and Management Development Committee of the Board of Directors, and occasional individual grants are awarded to eligible employees throughout the year. Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is ten years with vesting periods that vary up to three years. Vesting usually occurs ratably or at the end of the vesting period. SFAS No. 123(R) requires that stock option awards be valued at fair value determined by market price, if actively traded in a public market or, if not, calculated using an option pricing financial model. The fair value of the Company's options cannot be determined by market value as they are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes Merton ("BSM") model which relies on certain assumptions to estimate an option's fair value.

The weighted average assumptions used in the determination of fair value for stock options awarded in 2006, 2005 and 2004 are provided in the table below:

Assumptions	2006	2005	2004

Expected volatility rate	21.40%	22.90%	28.00%
Expected dividend yield	3.24%	3.29%	3.80%
Average risk-free interest rate	4.62%	4.48%	3.46%
Expected forfeiture rate	0.75%	Actual	Actual
Expected term years	4.40	5.00	6.00

Prior to adoption of SFAS No. 123(R), the Company calculated the expected term of stock options of six years. Effective with the fourth quarter 2005 annual option award, the Company analyzed historical annual grant transactions over a ten year period comprising exercises, post-vesting cancellations and expirations to determine the expected term. The Company expects to execute this analysis each year preceding the annual option grant to ensure that all assumptions based upon internal data reflect the most reasonable expectations for fair value determination. The weighted average expected term of 4.4 years for 2006 reflects the impact of this annual analysis and the weighting of option swap and reload grants which may have much shorter expected terms than new option grants.

The volatility rate of grants is derived from historical Company common stock volatility over the same time period as the expected term. The Company uses a weekly high closing stock price based upon daily closing prices in the week. The volatility rate is derived by mathematical formula utilizing the weekly high closing price data.

For the periods presented above, the expected dividend yield is derived by mathematical formula which uses the expected Company annual dividend amount over the expected term divided by the fair market value of the Company's common stock at the grant date.

The average risk-free interest rate is derived from United States Department of Treasury published interest rates of daily yield curves for the same time period as the expected term.

Prior to adoption of SFAS No. 123(R), the Company did not estimate forfeitures and recognized them as they occurred for proforma disclosure of share-based compensation expense. With adoption of SFAS No. 123(R), estimated forfeitures must be considered in recording share-based compensation expense. Estimated forfeiture rates vary with each type of award affected by several factors, one of which is the varying composition and characteristics of the award participants. Estimated forfeitures for the Company's share-based awards historically range from 0.75 percent to 10.0 percent with the estimated forfeitures for options at 0.75 percent.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the Company's stock option awards for 2006, 2005 and 2004 are presented below:

	2006		2005		2004
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	6,616,800	$48	8,155,100	$47	10,338,100	$45
Granted	1,481,300	61	1,275,700	54	1,051,500	45
Exercised	(2,001,800)	45	(2,342,600)	43	(1,954,200)	41
Cancelled, forfeited or expired	(229,400)	56	(471,400)	64	(1,280,300)	44
Outstanding at end of year	5,866,900	$52	6,616,800	$48	8,155,100	$47

Options exercisable at year-end	3,385,100		4,688,000		6,091,100

Available for grant at end of year	1,244,900		2,954,500		4,503,500

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/06	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/06	Weighted-Average Exercise Price

$30-42	347,400	5.7	$31	344,000	$31
$43-46	673,000	4.9	45	532,800	45
$47-49	1,489,600	5.6	48	1,304,500	48
$50-64	3,356,900	7.5	58	1,203,800	57
	5,866,900	6.6	$52	3,385,100	$49

The range of exercise prices of options outstanding at December 31, 2006 is approximately $30 to $64 per share.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding at 12/31/2005	6,616,800	$48
Grants	1,481,300	$61
Exercises	(2,001,800)	$45
Cancelled/Forfeited/Expired	(229,400)	$56
Outstanding at 12/31/2006	5,866,900	$52	6.6	$42,227,341
Exercisable at 12/31/2006	3,385,100	$49	4.8	$34,844,570

(1) Intrinsic value is the amount by which the market price of the stock at December 31, 2006 exceeds the exercise price of the option.

The weighted average fair value of options granted during 2006, 2005 and 2004 were $10.57, $10.26 and $9.36, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004, was $27 million, $33 million and $20 million, respectively. Cash proceeds received from option exercises in 2006 total $83 million with a related tax benefit of $10 million. The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $9 million, $9 million and $15 million, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2006 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2006	1,928,900	$9.80
Granted	1,481,300	$10.57
Vested	(917,000)	$8.78
Forfeited	(11,400)	$9.33
Nonvested Options at December 31, 2006	2,481,800	$10.39

For options unvested at December 31, 2006, approximately $15 million in compensation expense will be recognized over three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has long-term performance stock awards, restricted stock awards and stock appreciation rights. The long-term performance awards are based upon actual return on capital compared to a target return on capital and total shareholder return compared to a peer group ranking by total shareholder return. The recognized compensation cost before tax for these other share-based awards in the years ended December 31, 2006, 2005 and 2004 is approximately $12 million, $17 million and $7 million, respectively. The unrecognized compensation expense before tax for these same awards at December 31, 2006 is $13 million and will be recognized over a period of approximately three years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
16.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Impairments and restructuring charges totaled $101 million during 2006, consisting of non-cash asset impairments of $62 million and restructuring charges of $39 million. Impairments and restructuring charges totaled $33 million during 2005, consisting of non-cash asset impairments of $12 million and restructuring charges of $21 million. Impairments and restructuring charges totaled $206 million during 2004, consisting of non-cash asset impairments of $140 million and restructuring charges of $66 million.

The following table summarizes the 2006, 2005 and 2004 charges:

(Dollars in millions)	2006	2005	2004
CASPI:
Fixed asset impairments	$6	$--	$57
Intangible asset impairments	--	--	6
Severance charges	4	--	12
Site closure and restructuring costs	3	4	6

Fibers:
Severance charges	2	--	--

PCI:
Fixed asset impairments	10	8	27
Severance charges	6	3	10
Site closure and restructuring costs	4	--	1

Performance Polymers:
Fixed asset impairments	30	--	--
Severance charges	16	--	13
Site closure and restructuring costs	--

Specialty Plastics (“SP”):
Fixed asset impairments	12	--	41
Severance charges	4	--	10
Site closure and restructuring costs	--	--	2

Other:
Fixed asset impairments	3	1	9
Intangible asset impairments	1	3	--
Severance costs	--	--	8
Site closure and restructuring costs	--	14	4

Total Eastman Chemical Company
Fixed asset impairments	$ 61	$ 9	$ 134
Intangible asset impairments	1	3	6
Severance charges	32	3	53
Site closure and restructuring costs	7	18	13
Total Eastman Chemical Company	$ 101	$33	$ 206

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2006

In the fourth quarter 2006, the Company recorded asset impairments and restructuring charges of $78 million, consisting of non-cash impairments of $42 million and restructuring charges of $36 million; and other operating income of $68 million. The asset impairments consisted of approximately $20 million related to the previously reported shutdown of the cyclohexane dimethanol ("CHDM") manufacturing assets in San Roque, Spain, utilized in the SP and the Performance Polymers segments and $22 million primarily related to the shutdown of a research and development pilot plant in the Performance Polymers segment. The decisions to shutdown the San Roque, Spain site to gain operational efficiencies at other facilities and to shutdown the research and development pilot plant were made in fourth quarter 2006. The restructuring charges consisted of $33 million of estimated severance primarily related to work force reductions and $3 million of other charges.

In the third quarter 2006, asset impairments and restructuring charges totaled $13 million. During the third quarter 2006, the Company classified the Batesville, Arkansas manufacturing facility as an asset group held for sale and recorded a related $11 million impairment charge to reduce the recorded book value of the assets to the contracted sales price.

In the second quarter 2006, asset impairments and restructuring charges totaled $3 million, relating primarily to previously closed manufacturing facilities.

In the first quarter 2006, asset impairments and restructuring charges totaled $7 million, relating primarily to the divestiture of a previously closed manufacturing facility.

2005

During 2005, the Company recorded $33 million in restructuring charges. These charges consist of approximately $8 million of fixed asset impairments related to the Company's PCI manufacturing facilities outside the United States, $14 million in restructuring charges related to the shutdown of Cendian Corporation ("Cendian"), the Company's logistics subsidiary, $4 million of fixed and intangible asset impairments related to the Company's other category, $3 million in severance charges related to the separation of approximately 90 employees at the Company's Batesville, Arkansas manufacturing facility, and $4 million in site closure costs related to the previously announced closures of certain manufacturing facilities.

2004

In the fourth quarter 2004, the Company recorded restructuring charges of approximately $18 million, consisting of asset impairments of $9 million and site closure and other restructuring charges of $9 million. The non-cash asset impairments relate to the adjustment to fair value of assets at Cendian, impacting the other category, resulting from a decision to reintegrate Cendian’s logistics activities. In addition, the Company recognized restructuring charges of $9 million primarily related to actual and expected severance of Cendian and other employees, as well as site closure charges primarily related to previously announced manufacturing plant closures.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In the third quarter 2004, the Company recognized restructuring charges of approximately $42 million, including asset impairments of approximately $28 million, for assets at the Company’s Batesville, Arkansas and Longview, Texas manufacturing facilities. These impairments primarily related to certain fixed assets in the performance chemicals product lines in the PCI segment that management decided to rationalize due to increased foreign competition. Also in third quarter, the CASPI segment incurred approximately $2 million in site closure charges primarily related to previously announced manufacturing plant closures, while the other category recognized approximately $4 million in severance and restructuring charges related to the reorganization of Cendian. Severance charges of $2 million, $3 million, $2 million, and $1 million were also recognized in the CASPI, PCI, SP, and Polymers segments, respectively. These charges resulted from the Company's voluntary termination program as well as ongoing cost reduction efforts.

In the second quarter 2004, the Company recognized $79 million in restructuring charges, including asset impairments of $62 million related to assets held for sale. The assets were part of the Company’s sale of certain businesses and product lines within the CASPI segment, which was completed July 31, 2004. Those product lines include: certain acrylic monomers; composites (unsaturated polyester resins); inks and graphic arts raw materials; liquid resins; powder resins; and textile chemicals. The charges reflect adjustment of the recorded values of these assets to the expected sales proceeds. Also in second quarter 2004, the Company recognized an additional $4 million of site closure costs related primarily to previously announced manufacturing plant closures. These charges had an impact of approximately $2 million each to the CASPI and SP segments. Severance charges of $5 million, $4 million, $2 million, and $1 million were also recognized in the CASPI, PCI, SP, and Polymers segments, respectively, and $1 million in the other category. These charges resulted from the Company's voluntary termination program as well as ongoing cost reduction efforts.

 In the first quarter 2004, the Company recognized $67 million in restructuring charges, including approximately $40 million of asset impairments and $5 million of severance charges primarily related to the closure of its copolyester manufacturing facility in Hartlepool, United Kingdom. The decision to close the Hartlepool site, which manufactured products that are within the Company’s SP segment’s product lines, was made in order to consolidate production at other sites to create a more integrated and efficient global manufacturing structure. Accordingly, the carrying value of the manufacturing fixed assets was written down to fair value as established by appraisal and available market data. In addition, the Company recognized $1 million of fixed asset impairments and $1 million of site closure costs related to additional impairments within the CASPI reorganization and changes in estimates for previously accrued amounts. Severance charges of $4 million, $3 million, $1 million, and $11 million were also recognized in the CASPI, PCI, SP, and Polymers segments, respectively, and $1 million in the other category as a result of ongoing cost reduction efforts.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2004	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2004

Noncash charges	$--	$140	$(140)	$--	$--
Severance costs	10	53	--	(37)	26
Site closure and restructuring costs	5	13	--	(9)	9
Total	$15	$206	$(140)	$(46)	$35

	Balance at January 1, 2005	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2005

Noncash charges	$--	$12	$(12)	$--	$--
Severance costs	26	3	--	(26)	3
Site closure and restructuring costs	9	18	(1)	(19)	7
Total	$35	$33	$(13)	$(45)	$10

	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2006

Noncash charges	$--	$62	$(62)	$--	$--
Severance costs	3	32	--	(1)	34
Site closure and restructuring costs	7	7	--	--	14
Total	$10	$101	$(62)	$(1)	$48

A majority of all severance and site closure costs are expected to be applied to the reserves within one year.

Actual and probable separations totaled approximately 400 employees during 2006. As of the end of 2006, no separations accrued for were completed. Actual and probable separations totaled approximately 90 employees during 2005. As of the end of 2005, substantially all separations accrued for were completed. Actual and probable separations totaled approximately 1,200 employees during 2004. As of the end of 2004, substantially all separations accrued for were completed.

17.	OTHER OPERATING INCOME

(Dollars in millions)	2006	2005	2004

Other operating income	$(68)	$(2)	$(7)

Other operating income for 2006 reflects a gain of $75 million on the sale of the Company's polyethylene ("PE") and Epolene polymer businesses, related assets, and the Company's ethylene pipeline and charges of approximately $7 million related to the sale of the Company's Batesville, Arkansas manufacturing facility and related assets and product lines. For additional information, see Note 24, "Divestitures".

Other operating income for 2005 primarily reflects a gain associated with a change in estimates for contingencies related to the 2004 divestiture of certain businesses and product lines within the CASPI segment.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other operating income for 2004 totaled approximately $7 million resulting from a gain on the sale of Ariel Research Corporation (“Ariel”) in the fourth quarter.

18.	OTHER (INCOME) CHARGES, NET

(Dollars in millions)	2006	2005	2004

Other income	$(24)	$(11)	$(10)
Other charges	8	12	20
Other (income) charges, net	$(16)	$1	$10

Included in other income are the Company’s portion of earnings from its equity investments (excluding Genencor); gains on the sale of certain technology business venture investments, royalty income, net gains on foreign exchange transactions, and other non-operating income, including HDC. See Note 10, "Retirement Plans", for additional information regarding HDC. Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments (excluding Genencor), write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, and fees on securitized receivables.

19.	INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes follow:

(Dollars in millions)	2006	2005	2004

Earnings (loss) before income taxes
United States	$602	$698	$65
Outside the United States	(26)	85	(1)
Total	$576	$783	$64

Provision (benefit) for income taxes
United States
Current	$136	$80	$16
Deferred	22	112	(128)
Outside the United States
Current	7	25	8
Deferred	(16)	(6)	(8)
State and other
Current	17	6	6
Deferred	1	9	--
Total	$167	$226	$(106)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Dollars in millions)	2006	2005	2004

Minimum pension liability	$(9)	$4	$2

Net unrealized gains (losses) on derivative instruments	(1)	(1)	7
Total	$(10)	$3	$9

Differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2006	2005	2004

Amount computed using the statutory rate	$201	$275	$23
State income taxes, net	12	5	(1)
Foreign rate variance	4	(4)	4
Extraterritorial income exclusion	(9)	(12)	(10)
Domestic manufacturing deduction	(4)	(5)	--
ESOP dividend payout	(2)	(2)	(2)
Capital loss benefits	(25)	(13)	(116)
Change in reserves for tax contingencies	(3)	(14)	(2)
Net operating loss benefits	(11)	--	--
Donation of intangibles	--	(12)	(2)
Other	4	8	--
Provision (benefit) for income taxes	$167	$226	$(106)

The 2006 effective tax rate was impacted by a net of $25 million of deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves and $11 million of deferred tax benefit resulting from the reversal of foreign net operating loss valuation reserves.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

		December 31,
(Dollars in millions)		2006		2005

Deferred tax assets
Post-employment obligations		$416		$412
Net operating loss carry forwards		115		130
Capital loss carry forwards		47		93
Other		136		123
Total deferred tax assets		714		758
Less valuation allowance		(130)		(197)
Deferred tax assets less valuation allowance		$584		$561

Deferred tax liabilities
Depreciation	$	(722)	$	(692)
Inventory reserves		(50)		(42)
Other		--		(66)
Total deferred tax liabilities		$(772)		$(800)

Net deferred tax liabilities		$(188)		$(239)

As recorded in the Consolidated Statements of Financial Position:
Other current assets		$11		$39
Other noncurrent assets		83		45
Payables and other current liabilities		(13)		(6)
Deferred income tax liabilities		(269)		(317)
Net deferred tax liabilities		$(188)		$(239)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $275 million at December 31, 2006. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction. A valuation allowance of $74 million at December 31, 2006, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2006, foreign net operating loss carryforwards totaled $413 million. Of this total, $285 million will expire in 3 to 15 years; and $128 million will never expire.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2006	2005

Payables and other current liabilities	$25	$9
Other long-term liabilities	20	32
Total income taxes payable	$45	$41

20.	SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in millions)	2006	2005	2004

Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$105	$126	$135
Income taxes paid (received)	157	138	(3)

Derivative financial instruments and related gains and losses are included in cash flows from operating activities.

Non-cash portion of earnings from the Company’s equity investments were $2 million and $15 million for 2005 and 2004, respectively. There were no non-cash portions of earnings from the Company's equity investments in 2006.

21.	SEGMENT INFORMATION

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

The CASPI segment manufactures raw materials, additives and specialty polymers, primarily for the paints and coatings, inks, and adhesives markets. The CASPI segment's products consist of liquid vehicles, coatings additives, and hydrocarbon resins and rosins and rosin esters. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Coatings additives, such as cellulosic polymers, Texanol ester alcohol and chlorinated polyolefins, enhance the rheological, film formation and adhesion properties of paints, coatings and inks. Hydrocarbon resins and rosins and rosin esters are used in adhesive, ink, and polymers compounding applications. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved. On November 30, 2006, the Company sold its Epolene polymer businesses and related assets located at the Longview, Texas site.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Fibers segment manufactures Estron acetate tow and Estrobond triacetin plasticizers which are used primarily in cigarette filters; Estron and Chromspun acetate yarns for use in apparel, home furnishings and industrial fabrics; acetate flake for use by other acetate tow producers; and acetyl chemicals.

The PCI segment manufactures diversified products that are used in a variety of markets and industrial and consumer applications, including chemicals for agricultural intermediates, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding and chemical manufacturing intermediates. In fourth quarter 2006, the Company sold its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines.

The Performance Polymers segment manufactures and supplies PET polymers for use primarily in beverage and food packaging, including carbonated soft drinks, water, juices, sports drinks, beer and food containers that are suitable for both conventional and microwave oven use. The Performance Polymers segment also manufactured low-density PE and linear low-density PE, which were used primarily in extrusion coating, film and molding applications. These PE product lines were divested in fourth quarter, 2006 along with related assets and the Company's ethylene pipeline.

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

In fourth quarter 2006, certain product lines were transferred from the PCI segment to the Performance Polymers segment. During 2005 and 2004, these amounts were included within the PCI segment. Accordingly, the prior year's amounts for sales and operating earnings have been adjusted to retrospectively apply these changes to all periods presented.

(Dollars in millions)	2006	2005	2004
Sales by Segment
CASPI	$1,421	$1,299	$1,554
Fibers	910	869	731
PCI	1,659	1,560	1,304
Performance Polymers	2,642	2,586	2,226
SP	818	718	644
Total Sales by Segment	7,450	7,032	6,459
Other	--	27	121

Total Sales	$7,450	$7,059	$6,580

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2006	2005	2004
Operating Earnings (Loss) (1)
CASPI	$229	$228	$64
Fibers	226	216	155
PCI	132	143	4
Performance Polymers	54	176	25
SP	46	64	13
Total Operating Earnings by Segment	687	827	261
Other	(47)	(70)	(86)

Total Operating Earnings	$640	$757	$175

(1) Operating earnings (loss) for the following segments include asset impairments and restructuring charges: CASPI includes $13 million, $4 million and $81 million in 2006, 2005 and 2004, respectively, for previously closed manufacturing facilities and severance; Fibers includes $2 million in 2006 related to severance; PCI includes $20 million, $11 million, and $38 million in 2006, 2005 and 2004, respectively, related to the Arkansas facility and severance charges; Performance Polymers includes $46 million and $13 million in 2006 and 2004 related to the PE divestiture and severance charges; SP includes $16 million and $53 million in 2006 and 2004, respectively, related to the discontinued production of CHDM in Spain, a previously closed manufacturing facility and severance charges; and Other includes $4 million, $18 million and $21 million in 2006, 2005 and 2004, respectively primarily for Cendian's shutdown of its business activities. 2006 operating earnings in the PCI Performance Polymers and SP segments also include $2 million, $7 million and $1 million, respectively, in accelerated depreciation related to crackers at the Company's Longview, Texas facility and assets in Columbia, South Carolina.

(Dollars in millions)	2006	2005	2004
Assets by Segment (1)
CASPI	$1,078	$1,009	$1,031
Fibers	651	678	678
PCI	926	872	876
Performance Polymers	1,480	1,575	1,614
SP	599	574	550
Total Assets by Segment	4,734	4,708	4,749
Other	13	13	13
Corporate Assets	1,426	1,052	1,077

Total Assets	$6,173	$5,773	$5,839

(1)	Assets managed by the Chief Operating Decision Maker include accounts receivable, inventory, fixed assets and goodwill.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2006	2005	2004
Depreciation Expense by Segment
CASPI	$54	$55	$57
Fibers	41	35	39
PCI	59	76	87
Performance Polymers	93	74	72
SP	47	47	43
Total Depreciation Expense by Segment	294	287	298
Other	--	--	4

Total Depreciation Expense	$294	$287	$302

(Dollars in millions)	2006	2005	2004
Capital Expenditures by Segment
CASPI	$60	$46	$50
Fibers	44	28	14
PCI	66	63	65
Performance Polymers	125	137	67
SP	94	67	36
Total Capital Expenditures by Segment	389	341	232
Other	--	2	16

Total Capital Expenditures	$389	$343	$248

(Dollars in millions)	2006	2005	2004
Geographic Information
Revenues
United States	$4,039	$3,886	$3,456
All foreign countries	3,411	3,173	3,124
Total	$7,450	$7,059	$6,580

Long-Lived Assets, Net
United States	$2,407	$2,508	$2,481
All foreign countries	662	654	711
Total	$3,069	$3,162	$3,192

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
22.	QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)

2006

Sales	$1,803	$1,929	$1,966	$1,752
Gross profit	331	350	316	280
Asset impairment and restructuring charges	7	3	13	78
Net earnings	105	114	95	95

Net earnings per share (1)
Basic	$1.28	$1.39	$1.16	$1.14
Diluted	$1.27	$1.37	$1.15	$1.12

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2005

Sales	$1,762	$1,752	$1,816	$1,729
Gross profit	399	374	352	279
Asset impairment and restructuring charges	9	10	4	10
Net earnings (loss)	162	206	123	66

Net earnings (loss) per share (1)
Basic	$2.04	$2.55	$1.51	$0.81
Diluted	$2.00	$2.51	$1.50	$0.81

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
(2) In fourth quarter, the Company completed the sale of its Batesville, Arkansas manufacturing site and related businesses and its PE and Epolene polymer businesses, related assets and ethylene pipeline located at Longview, Texas.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
23.	RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 155 simplifies accounting for certain hybrid instruments under SFAS No. 133 by permitting fair value remeasurement for financial instruments containing an embedded derivative that otherwise would require bifurcation. SFAS No. 155 eliminates both the previous restriction under SFAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold and SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, and clarifies that concentrations of credit risk in the form of subordination are not imbedded derivatives. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 155 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of SFAS No. 140. SFAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. SFAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities; requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable; permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Company has evaluated the effect of SFAS No. 156 and determined that it does not expect a material impact from the adoption to its consolidated financial position, liquidity, or results from operations.

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an Interpretation of SFAS 109 "Accounting for Income Taxes". FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 also revises disclosure requirements and introduces a prescriptive, annual, tabular roll-forward of the unrecognized tax benefits. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its consolidated financial position, liquidity, or results of operations.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

24.	DIVESTITURE

Certain Businesses and Product Lines and Related Assets in CASPI, PCI, and Performance Polymers Segments

On October 31, 2006, the Company sold its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines in the PCI segment for net proceeds of approximately $74 million and an earn-out provision based on biodiesel sales over the next three years. The Company also retained approximately $9 million of accounts receivable related to these businesses and product lines. The final purchase price is subject to change based upon working capital adjustments. The Company will continue to produce certain products for the buyer under ongoing supply agreements and purchase certain products from the buyer under ongoing purchase agreements with terms up to five years. In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties. As of December 31, 2006, the Company has recorded a $7 million loss related to this transaction. Changes in estimates will be reflected in future periods.

On November 30, 2006, the Company sold its PE and Epolene polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline in the CASPI and Performance Polymers segments for net proceeds of approximately $235 million. The Company also retained approximately $83 million of accounts receivable related to these businesses and product lines. The final purchase price is subject to change based upon working capital adjustments. The Company will continue to produce certain products for the buyer under ongoing supply agreements and purchase certain products from the buyer under ongoing purchase agreements with terms up to ninety-nine years. As part of these agreements, the Company also expects to begin a staged phase-out of older cracking units in 2007, with timing dependent in part on market conditions, resulting in accelerated depreciation and environmental closure obligations. In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties. As of December 31, 2006, the Company has recorded a gain of $75 million related to this transaction. However, changes in estimates will be reflected in future periods.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

		Additions
(Dollars in millions)	Balance at January 1, 2004	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2004
Reserve for:
Doubtful accounts and returns	$28	$4	$--	$17	$15
LIFO Inventory	288	67	--	--	355
Environmental contingencies	61	--	--	5	56
Deferred tax valuation allowance	175	39	7	--	221
	$552	$110	$7	$22	$647

	Balance at January 1, 2005				Balance at December 31, 2005

Reserve for:
Doubtful accounts and returns	$15	$9	$--	$4	$20
LIFO Inventory	355	92	--	--	447
Environmental contingencies	56	4	--	9	51
Deferred tax valuation allowance	221	(21)	(3)	--	197
	$647	$84	$(3)	$13	$715

	Balance at January 1, 2006				Balance at December 31, 2006

Reserve for:
Doubtful accounts and returns	$20	$(3)	$--	$2	$15
LIFO Inventory	447	17	--	--	464
Environmental contingencies	51	10	--	14	47
Deferred tax valuation allowance	197	(67)	--	--	130
	$715	$(43)	$--	$16	$656

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
26.	SUBSEQUENT EVENTS

In first quarter 2007, the Company entered into an agreement to sell the San Roque, Spain manufacturing facility. The agreement impacts approximately $40 million of fixed assets and could lead to non-cash impairment charges in the first quarter of 2007. In addition, this agreement could result in restructuring charges, which would result in future cash expenditures. The restructuring charges are not expected to exceed $10 million. Management expects the underlying costs of and charges related to this decision to be reported as asset impairment and restructuring charges during the first quarter of 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Eastman Chemical Company ("Eastman" or "The Company") maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2006 based on the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "Information About the Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein)., each as included and to be filed in the 2007 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer and the Controller of the Company. See “Part I - Item 1. Business - Available Information - SEC Filings and Corporate Governance Materials”.

ITEM 11. EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees - Compensation and Management Development Committee - Compensation Committee Report", under the subheading "Director Compensation" and under the heading "Executive Compensation", each as included and to be filed in the 2007 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders " as included and to be filed in the 2007 definitive Proxy Statement is incorporated by reference herein in response to this Item.

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

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2006 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	5,866,900	(1)	$52	1,244,900	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	5,866,900		$52	1,244,900

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors ", subheadings "Director Independence " and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2007 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company’s Board of Directors under the heading "Item 2 - Ratification of Appointment of Independent Accountants" as included and to be filed in the 2007 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ J. Brian Ferguson
J. Brian Ferguson
Chairman of the Board and Chief Executive Officer

Date:	February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ J. Brian Ferguson	Chairman of the Board of Directors	February 28, 2007
J. Brian Ferguson	and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Richard A. Lorraine	Senior Vice President and	February 28, 2007
Richard A. Lorraine	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Curtis E. Espeland	Vice President, Finance and	February 28, 2007
Curtis E. Espeland	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS:

/s/ Michael P. Connors	Director	February 28, 2007
Michael P. Connors

/s/ Stephan R. Demeritt	Director	February 28, 2007
Stephen R. Demeritt

/s/ Donald W. Griffin	Director	February 28, 2007
Donald W. Griffin

/s/ Robert M. Hernandez	Director	February 28, 2007
Robert M. Hernandez

/s/ Renee J. Hornbaker	Director	February 28, 2007
Renẻe J. Hornbaker

/s/ Lewis M. Kling	Director	February 28, 2007
Lewis M. Kling

/s/ Howard L. Lance	Director	February 28, 2007
Howard L. Lance

/s/ Thomas H. McLain	Director	February 28, 2007
Thomas H. McLain

/s/ David W. Raisbeck	Director	February 28, 2007
David W. Raisbeck

/s/ Peter M. Wood	Director	February 28, 2007
Peter M. Wood

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02
Amended and Restated Bylaws of Eastman Chemical Company, as amended October 4, 2006 (incorporated herein by referenced to Exhibit 3.02 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 30, 2006 10-Q”)

4.01
Form of Eastman Chemical Company common stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.02
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's Current Report on Form 8-K dated January 10, 1994 (the "8-K"))

4.03	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the 8-K)

4.04
Officers’ Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's Current Report on Form 8-K dated June 8, 1994 (the "June 8-K"))

4.05	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the June 8-K)

4.06
Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 1996 (the "1996 10-K"))

4.07	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.08	Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

4.09
$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, N.A., as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request

4.10
Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets , Inc. and J. P. Morgan Securities Inc., as joint lead arrangers (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01*	1996 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.02*
Employment Agreement between Eastman Chemical Company and James P. Rogers (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.03*
Eastman Excess Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.10 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2001, (the "2001 10-K"))

10.04*	Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 99.01 to Eastman Chemical Company's Current Report on Form 8-K dated December 5, 2005)

10.05*	Eastman Unfunded Retirement Income Plan, amended and restated effective January 1, 2002 (incorporated herein by reference to Exhibit 10.11 to the 2001 10-K)

10.06*	2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company’s 2002 Annual Meeting Proxy Statement)

10.07*	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix A to Eastman Chemical Company’s 2002 Annual Meeting Proxy Statement)

10.08*
Amended and Restated Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, (the "September 30, 2002 10-Q")

10.09*	Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the September 30, 2002 10-Q)

10.10*	Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to the September 30, 2002 10-Q)

10.11*	Notice of Restricted Stock Granted October 7, 2002 (incorporated herein by reference to Exhibit 10.01 to the September 30, 2002 10-Q)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.12*
Amended and Restated Eastman Executive Deferred Compensation Plan (incorporated herein by referenced to Exhibit 10.05 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.13*	Amended Director Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.14*
Eastman Unit Performance Plan as amended and restated January 1, 2004 (incorporated herein by reference to Exhibit 10.09 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"))

10.15*	Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the 2003 10-K)

10.16*	Form of Performance Share Awards to Executive Officers (2004-2006 Performance Period) (incorporated herein by reference to Exhibit 10.33 to the 2003 10-K)

10.17*	Form of Performance Share Awards to Executive Officers (2005 - 2007 Performance Period) (incorporated herein by reference to Exhibit 10.02 to the September 30, 2004 10-Q)

10.18*
Form of Performance Share Awards to Executive Officers (2006 - 2008 Performance Period) (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.19*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2006 performance year (incorporated herein by reference to Eastman Chemical Company’s Current Report on Form 8-K dated December 6, 2005)

10.20*
Employment Agreement between Eastman Chemical Company and Mark J. Costa dated May 4, 2006 (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "June 30, 2006 10-Q")

10.21*	Notice of Restricted Stock Awarded to Mark J. Costa on June 1, 2006 (incorporated herein by reference to Exhibit 10.02 to the June 30, 2006 10-Q)

10.22*	Notice of Stock Option Granted to Mark J. Costa on June 1, 2006 (incorporated herein by reference to Exhibit 10.03 to the June 30, 2006 10-Q)

10.23*	Form of Award Notice for Stock Options Granted to Executive Officers (incorporated herein by reference to Exhibit 10.01 to the September 30, 2006 10-Q)

10.24*
Form of Award Notice for Stock Option Granted to Mark J. Costa, Senior Vice-President, Corporate Strategy and Marketing (incorporated herein by reference to Exhibit 10.02 to the September 30, 2006 10-Q)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.25*	Form of Performance Share Awards to Executive Officers (2007 - 2009 Performance Period) (incorporated herein by reference to Exhibit 10.03 to the September 30, 2006 10-Q)

10.26*
Form of Performance Share Award to Mark J. Costa, Senior Vice-President, Corporate Strategy and Marketing (2007-2009 Performance Period) (incorporated herein by reference to Exhibit 10.04 to the September 30, 2006 10-Q)

10.27*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2007 performance year (incorporated herein by reference to Eastman Chemical Company’s Current Report on Form 8-K dated December 7, 2006)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	129

21.01	Subsidiaries of the Company	130 - 132

23.01	Consent of Independent Registered Public Accounting Firm	133

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2006	134

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2006	135

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2006	136

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2006	137

99.01	Eastman Chemical Company detail of sales revenue	138

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.