Form 10-Q
period 2007-03-31
EASTMAN CHEMICAL CO
filed 2007-05-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at March 31, 2007
Common Stock, par value $0.01 per share	84,128,383

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 43 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 42

TABLE OF CONTENTS

ITEM	PAGE

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

1.	Legal Proceedings	39

1A.	Risk Factors	39

2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

6.	Exhibits	40

SIGNATURES

Signatures	4111

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Three Months
(Dollars in millions, except per share amounts)	2007	2006

Sales	$1,795	$1,803
Cost of sales	1,502	1,472
Gross profit	293	331

Selling, general and administrative expenses	101	98
Research and development expenses	36	42
Asset impairments and restructuring charges, net	21	7
Operating earnings	135	184

Interest expense, net	18	20
Other (income) charges, net	(3)	(1)
Earnings before income taxes	120	165
Provision for income taxes	43	60
Net earnings	$77	$105

Earnings per share
Basic	$0.92	$1.28
Diluted	$0.91	$1.27

Comprehensive Income
Net earnings	$77	$105
Other comprehensive income (loss)
Change in cumulative translation adjustment	(3)	17
Change in unrecognized loss and prior service cost, net of tax	2	--
Change in unrealized gains (losses) on investments, net of tax	(1)	--
Change in unrealized gains (losses) on derivative instruments, net of tax	7	3
Total other comprehensive income (loss)	5	20
Comprehensive income	$82	$125

Retained Earnings
Retained earnings at beginning of period	$2,186	$1,923
Net earnings	77	105
Cash dividends declared	(37)	(36)
Adoption of accounting standards	8	--
Retained earnings at end of period	$2,234	$1,992

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$833	$939
Trade receivables, net of allowance of $16 and $20	704	682
Miscellaneous receivables	84	72
Inventories	665	682
Other current assets	75	47
Current assets held for sale	21	--
Total current assets	2,382	2,422

Properties
Properties and equipment at cost	8,733	8,844
Less: Accumulated depreciation	5,739	5,775
Net properties	2,994	3,069

Goodwill	314	314
Other noncurrent assets	380	368
Noncurrent assets held for sale	46	--
Total assets	$6,116	$6,173

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$991	$1,056
Borrowings due within one year	--	3
Current liabilities related to assets held for sale	2	--
Total current liabilities	993	1,059

Long-term borrowings	1,595	1,589
Deferred income tax liabilities	291	269
Post-employment obligations	977	1,084
Other long-term liabilities	145	143
Long-term liabilities related to assets held for sale	10	--
Total liabilities	4,011	4,144

Stockholders’ equity
Common stock ($0.01 par value - 350,000,000 shares authorized; shares issued - 92,631,025 and 91,579,294 for 2007 and 2006, respectively)	1	1
Additional paid-in capital	504	448
Retained earnings	2,234	2,186
Accumulated other comprehensive loss	(169)	(174)
	2,570	2,461
Less: Treasury stock at cost (8,609,413 shares for 2007 and 8,048,442 shares for 2006)	465	432

Total stockholders’ equity	2,105	2,029

Total liabilities and stockholders’ equity	$6,116	$6,173

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2007	2006

Cash flows from operating activities
Net earnings	$77	$105

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	84	74
Asset impairments	22	6
Provision (benefit) for deferred income taxes	(15)	22
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(29)	(55)
(Increase) decrease in inventories	15	(9)
Increase (decrease) in trade payables	(80)	(36)
Increase (decrease) in liabilities for employee benefits and incentive pay	(165)	(82)
Other items, net	25	12

Net cash provided by (used in) operating activities	(66)	37

Cash flows from investing activities
Additions to properties and equipment	(86)	(78)
Proceeds from sale of assets and investments	(2)	7
Additions to capitalized software	(3)	(4)
Other items, net	--	(1)

Net cash provided by (used in) investing activities	(91)	(76)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other borrowings	73	35
Dividends paid to stockholders	(38)	(36)
Treasury stock purchases	(33)	--
Proceeds from stock option exercises and other items	49	1

Net cash provided by (used in) financing activities	51	--

Effect of exchange rate changes on cash and cash equivalents	--	--

Net change in cash and cash equivalents	(106)	(39)

Cash and cash equivalents at beginning of period	939	524

Cash and cash equivalents at end of period	$833	$485

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2006 Annual Report on Form 10-K, except as described in Note 5 to the Company's unaudited financial statements in this Form 10-Q, and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2006 Annual Report on Form 10-K. The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements. The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and, of necessity, include some amounts that are based upon management estimates and judgments. Future actual results could differ from such current estimates. The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures. Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis. Intercompany transactions and balances are eliminated in consolidation.

The Company has reclassified certain 2006 amounts to conform to the 2007 presentation including the reclassification of segment sales and operating earnings. For additional information, see Note 15 to the Company's unaudited consolidated financial statements.

2.	ASSETS HELD FOR SALE

During the first quarter 2007, Eastman entered into an agreement for the sale of Eastman Chemical Iberia, S.A., located in San Roque, Spain. The sale includes Eastman's polyethylene terephthalate ("PET") polymers manufacturing assets in Spain and the related polyester resins business. The terms of the sales agreement have been met and the Company expects the sale to be completed in the second quarter of 2007. The Company also recorded an impairment charge and site closure costs of $21 million resulting from the expected sale. See Note 7 to the Company's unaudited consolidated financial statements for additional information.

March 31,
(Dollars in millions)	2007
Current assets
Miscellaneous receivables	$2
Trade receivables, net	10
Inventories	9
Total current assets	21

Non-current assets
Properties and Equipment, net	40
Deferred tax asset	4
Other non-current assets	2
Total non-current assets	46
Total assets	$67

Current liabilities
Payables and other current liabilities, net	$2
Total current liabilities	2

Long-term liabilities
Deferred income tax liabilities	7
Other long term liabilities	3
Total long-term liabilities	10
Total liabilities	$12

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The migration of certain customer sales to other Eastman operating facilities precludes the Company from reporting the assets, businesses and product lines as discontinued operations per Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

3.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2007	2006

At FIFO or average cost (approximates current cost)
Finished goods	$635	$660
Work in process	197	206
Raw materials and supplies	306	280
Total inventories	1,138	1,146
LIFO Reserve	(464)	(464)
Inventories before assets held for sale	674	682
Inventories related to assets held for sale (1)	(9)	--
Total inventories	$665	$682

(1)	For more information regarding assets held for sale, see Note 2 to the Company's unaudited consolidated financial statements.

Inventories valued on the LIFO method were approximately 70% as of March 31, 2007 and 65% as of December 31, 2006 of total inventories.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2007	2006

Trade creditors	$502	$581
Accrued payrolls, vacation, and variable-incentive compensation	83	126
Accrued taxes	85	59
Post-employment obligations	55	63
Interest payable	26	31
Bank overdrafts	85	11
Other	157	185
Payables and other current liabilities before assets held for sale	993	1,056
Current liabilities related to assets held for sale (1)	(2)	--
Total payables and other current liabilities	$991	$1,056

(1) For more information regarding assets held for sale, see Note 2 to the Company's unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2007	2006	Change

Provision for income taxes	$43	$60	(28)%
Effective tax rate	36%	36%

The first quarter 2007 and 2006 effective tax rates reflect the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 35 percent.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48 and reliance on the proposed FASB Staff Position No. FIN 48-a, "Definition of Settlement in FASB Interpretation No. 48," the Company recognized an approximately $3 million decrease in the liability for unrecognized tax benefits, which was accounted for as a $8 million increase to the January 1, 2007 balance of retained earnings and a $5 million decrease in long-term deferred tax liabilities. After the above decrease, the liability for unrecognized tax benefits was approximately $31 million, of which $26 million would, if recognized, impact the Company's effective tax rate.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense. As of January 1, 2007 the company had accrued approximately $3 million for interest, net of tax benefit and had no accrual for tax penalties. During the quarter ending March 31, 2007 the Company recognized an immaterial amount of interest associated with unrecognized tax benefits.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. It is reasonably possible that within the next 12 months the Company will recognize approximately $2 million of unrecognized tax benefits as a result of the expiration of the relevant statute of limitations.

6.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2007	2006

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
7% notes due 2012	142	141
6.30% notes due 2018	182	182
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility borrowings	187	185
Other	18	18
Total borrowings	1,595	1,592
Borrowings due within one year	--	(3)
Long-term borrowings	$1,595	$1,589

At March 31, 2007, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $890 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), expiring in April 2012, and a 140 million euro credit facility which expires in December 2011. Both of these credit facilities have options for a one year extension. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company's combined credit facility borrowings at March 31, 2007 and December 31, 2006 were $187 million and $185 million at weighted average interest rates of 4.21 percent and 4.00 percent, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2012, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

At March 31, 2007 and December 31, 2006, the Company had outstanding interest rate swaps associated with the entire outstanding principle of the 7% notes due in 2012 and $150 million of the outstanding principle of the 6.30% notes due in 2018. The average variable interest rate on the 7% notes was 7.84 percent and 7.89 percent for March 31, 2007 and December 31, 2006, respectively. The average variable interest rate on the 6.30% notes was 6.25 percent and 6.30 percent for March 31, 2007 and December 31, 2006, respectively.

7.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In the first quarter 2007, asset impairments and restructuring charges totaled $21million, relating primarily to the impairment of assets of the San Roque, Spain PET manufacturing facility which are currently reported as held for sale.  See Note 2 to the Company's unaudited consolidated financial statements for additional information.

The Company has impaired the assets of the PET manufacturing facility to adjust the asset values to the sales amounts less cost to sell. This impairment is partially offset by the reversal of the $5 million severance accrual related to the fourth quarter 2006 shut down of the cyclohexane dimethanol ("CHDM") manufacturing facility, located adjacent to the PET manufacturing facility. This severance accural was assumed by the buyer as part of the sale of the San Roque, Spain PET manufacturing facility, relieving the company of the severance liability.

In the first quarter 2006, asset impairments and restructuring charges totaled $7 million, relating primarily to the divestiture of a previously closed manufacturing facility.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2006 and the first quarter 2007:

(Dollars in millions)	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2006

Non-cash charges	$--	$62	$(62)	$--	$--
Severance costs	3	32	--	(1)	34
Site closure and other restructuring costs	7	7	--	--	14
Total	$10	$101	$(62)	$(1)	$48

	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2007

Non-cash charges	$--	$22	$(22)	$--	$--
Severance costs	34	(5)	--	(2)	27
Site closure and other restructuring costs	14	4	--	--	18
Total	$48	$21	$(22)	$(2)	$45

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

  NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	PENSION AND OTHER POST-EMPLOYMENT BENEFITS

DEFINED BENEFIT PENSION PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	First Quarter
(Dollars in millions)	2007	2006

Service cost	$11	$11
Interest cost	21	20
Expected return on assets	(25)	(21)
Amortization of:
Prior service credit	(2)	(2)
Actuarial loss	9	9
Net periodic benefit cost	$14	$17

In July 2006, the Company announced plans to change the U.S. defined benefit plans such that employees hired on or after January 1, 2007 will not be eligible for those plans. This change did not impact net periodic benefit cost in 2006 and had minimal impact on the financial statements in first quarter 2007.

The Company has contributed $100 million to its U.S. defined benefit plans during first quarter 2007.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors. In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans. Similar benefits are also provided to retirees of Holston Defense Corporation (“HDC”), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant. HDC’s contract with the Department of Army (“DOA”) provided for reimbursement of allowable costs incurred by HDC including certain postretirement welfare costs, for as long as HDC operated the plant. After the contract was terminated at the end of 1998, the DOA did not contribute further to these costs. The Company pursued extraordinary relief from the DOA and was granted an award effective in the fourth quarter 2006 in the amount of $95 million. This award was for reimbursement of the described costs and other previously expensed post-retirement benefit costs. The Company began recognizing the impact of the reimbursement in fourth quarter 2006 by recording an unrecognized gain and amortizing the gain into earnings over a period of time.

In general, Eastman provides those benefits to retirees eligible under the Company's U.S. defined benefit pension plans. A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company. Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined. Below is a summary of the components of net periodic benefit cost recognized for the Company’s U.S. plans:

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Components of Net Periodic Benefit Costs
	First Quarter
(Dollars in millions)	2007	2006

Service cost	$2	$2
Interest cost	11	11
Expected return on assets	(1)	--
Amortization of:
Prior service credit	(6)	(6)
Actuarial loss	3	4
Net periodic benefit cost	$9	$11

In July 2006, the Company announced plans to change its U.S. life insurance and health care benefit plans such that employees hired on or after January 1, 2007 will have access to post-retirement health care benefits only, while Eastman will not provide a company contribution toward the premium cost of post-retirement benefits for those employees. This change had minimal impact on the financial statements in first quarter 2007.

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies. In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act. Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies". Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows. The Company’s reserve for environmental contingencies was $46 million and $47 million at March 31, 2007 and December 31, 2006, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $18 million to the maximum of $32 million at March 31, 2007 and December 31, 2006.

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At March 31, 2007, the Company had various purchase obligations totaling approximately $2.2 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $200 million over a period of several years. Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to vehicles, primarily railcars.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at March 31, 2007 and December 31, 2006. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. Average monthly proceeds from collections reinvested in the continuous sale program were approximately $293 million and $320 million in the first quarter 2007 and 2006, respectively.

Guarantees

Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at March 31, 2007 totaled $122 million and consisted primarily of leases for railcars, aircraft, and other equipment. The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote. Leases with guarantee amounts totaling $3 million, $27 million, and $92 million will expire in 2007, 2008, and 2012, respectively. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

Variable Interest Entities

The Company has evaluated material relationships and has concluded that the legal entities involved with these material relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at March 31, 2007. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

11.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Hedging Programs

Financial instruments held as part of the hedging programs discussed below are recorded at fair value based upon comparable market transactions as quoted by brokers.

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates. The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting. The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. For further information, see Note 9 to the consolidated financial statements in Part II, Item 8 of the Company's 2006 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2007, mark-to-market gains from raw material and energy, currency and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $1 million. If realized, approximately $1 million in losses will be reclassified into earnings during the next 12 months. The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges. Such amounts did not have a material impact on earnings during the first quarter of 2007.

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for the first three months 2007 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2006	1	448	2,186	(174)	(432)	2,029

Net Earnings	--	--	77	--	--	77
Cash Dividends Declared (2)	--	--	(37)	--	--	(37)
Effect of FIN 48 Adoption	--	--	8	--	--	8
Other Comprehensive Income	--	--	--	5	--	5
Stock Option Exercises and Other Items (1)(3)	--	56	--	--	--	56
Stock Repurchases	--	--	--	--	(33)	(33)
Balance at March 31, 2007	1	504	2,234	(169)	(465)	2,105

(1) The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.
(2) Includes cash dividends paid and dividends declared but unpaid.
(3) Includes the fair value of equity share-based awards recognized under SFAS No. 123 Revised December 2004 ("SFAS No. 123(R)"), "Share-Based Payment".

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment $	Unfunded Additional Minimum Pension Liability $	Unrecognized Loss and Prior Service Cost $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2005	61	(255)	--	(5)	(1)	(200)
Period change	60	48	--	(1)	--	107
Pre-SFAS No. 158 (1) balance at December 31, 2006	121	(207)	--	(6)	(1)	(93)
Adjustments to apply SFAS No. 158	--	207	(288)	--	--	(81)
Balance at December 31, 2006	121	--	(288)	(6)	(1)	(174)
Period change	(3)	--	2	7	(1)	5
Balance at March 31, 2007	118	--	(286)	1	(2)	(169)

(1)	SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plants" ("SFAS No. 158")

Except for cumulative translation adjustment, amounts of other comprehensive loss are presented net of applicable taxes. Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2007	2006

Shares used for earnings per share calculation (in millions):
Basic	83.9	81.5
Diluted	85.0	82.4

In the first quarter 2007, common shares underlying options to purchase 1,322,100 shares of common stock at a range of prices from $60.92 to $63.25 were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

In the first quarter 2006, common shares underlying options to purchase 2,613,813 shares of common stock at a range of prices from $51.25 to $67.50 were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

The Company declared cash dividends of $0.44 per share in the first quarter 2007 and 2006.

14.	SHARE-BASED COMPENSATION AWARDS

On January 1, 2006, the Company adopted SFAS No. 123(R) using the "modified prospective" method that requires compensation expense (based upon fair value) of all employee and non-employee director share-based compensation awards to be recognized in the financial statements. The Company is authorized by the Board of Directors under the 2002 Omnibus Long-Term Compensation Plan and 2002 Director Long-Term Compensation Plan to provide grants to employees and non-employee members of the Board of Directors.  Additional information regarding SFAS No. 123(R) and share-based compensation plans may be found in Note 15 to the consolidated financial statements in Part II, Item 8 of the Company's 2006 Annual Report on Form 10-K.

In the first quarter 2007 and first quarter 2006, approximately $6 million and $5 million, respectively, of compensation expense before tax was recognized in selling, general and administrative expense in the earnings statement for all share-based awards. The impact on first quarter 2007 net earnings of $4 million is net of a $2 million credit to deferred tax expense for recognition of deferred tax assets. The impact on first quarter 2006 net earnings of $3 million is net of a $2 million credit to deferred tax expense for recognition of deferred tax assets.

Stock Option Awards

Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant. The term of options is ten years with vesting periods that vary up to three years. Vesting usually occurs ratably or at the end of the vesting period. The fair value of options cannot be determined by market value as they are not traded in an open market. Accordingly, a financial pricing model is utilized to determine fair value. The Company utilizes the Black Scholes Merton model which relies on certain assumptions to estimate an option's fair value. The assumptions used to estimate the fair value of option awards during first quarter 2007 are determined in accordance with the criteria described in Note 15 to the consolidated financial statements in Part II, Item 8 of the Company's 2006 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a reconciliation of option activity for the first quarter 2007 and 2006:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value(1)
Outstanding at 12/31/2006	5,866,905	$52.11
Grants	66,200	$59.07
Exercises	(880,843)	$49.93		$10,640,682
Cancelled/Forfeited/Expired	(6,434)	$57.54
Outstanding at 3/31/2007	5,045,828	$52.58	6.9	$53,956,324
Exercisable at 3/31/2007	2,507,636	$48.68	4.9	$36,747,522

Outstanding at 12/31/2005	6,616,803	$48.26
Grants	0	$0.00
Exercises	(24,712)	$37.94		$327,860
Cancelled/Forfeited/Expired	(9,300)	$45.09
Outstanding at 3/31/2006	6,582,791	$48.31	5.8	$29,161,942
Exercisable at 3/31/2006	4,659,784	$47.55	4.5	$24,238,926

(1) Intrinsic value is the amount by which the market price of the stock or the market price at the exercise date underlying the option exceeds the exercise price of the option.

The weighted average assumptions relevant to options granted in the first quarter 2007 are identified in the table below. The Company did not grant any options in the first quarter 2006.

Assumptions	First Quarter 2007

Exercise Price	$59.07
Expected term years	4.50
Expected volatility rate	21.02%
Expected dividend yield	3.23%
Average risk-free interest rate	4.55%
Expected forfeiture rate	0.75%

A total of 2,538,192 options are unvested at March 31, 2007 for which $13 million in compensation expense will be recognized over 3 years. A total of 1,923,007 options were unvested at March 31, 2006. Cash proceeds from the exercise of options in the first quarter 2007 and first quarter 2006 total approximately $44 million and $1 million, respectively, with a related tax benefit of approximately $4 million and $0.1 million, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has long-term performance stock awards, restricted stock awards and stock appreciation rights. The long-term performance awards are based upon return on capital and total shareholder return. The recognized compensation cost before tax for these other share-based awards in the first quarter 2007 and first quarter 2006 is approximately $4 million and $3 million, respectively. The unrecognized compensation cost before tax for these same awards total approximately $28 million at March 31, 2007 and will be recognized through 2010.

15.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment and the Specialty Plastics ("SP") segment. For additional information concerning the Company's segments' businesses and products, refer to Note 21 to the consolidated financial statements in Part II, Item 8 of the Company's 2006 Annual Report on Form 10-K.

Revenues and research and development and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" revenues and operating losses.

In fourth quarter 2006, certain product lines were transferred from the PCI segment to the Performance Polymers segment. Accordingly, the prior year's amounts for sales and operating earnings have been adjusted to retrospectively apply these changes to all periods presented.

	First Quarter
(Dollars in millions)	2007	2006
Sales by Segment
CASPI	$345	$349
Fibers	234	230
PCI	498	392
Performance Polymers	506	645
SP	212	187
Total Sales by Segment	1,795	1,803
Other	--	--

Total Sales	$1,795	$1,803

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter
(Dollars in millions)	2007	2006

Operating Earnings (Loss) (1)
CASPI (1)	$65	$55
Fibers	59	66
PCI (1)	54	41
Performance Polymers (1)	(51)	17
SP	18	18
Total Operating Earnings by Segment	145	197
Other	(10)	(13)

Total Operating Earnings	$135	$184

(1)
Operating earnings (loss) for the following segments include asset impairments and restructuring charges: CASPI includes $7 million in first quarter 2006 relating primarily to the divestiture of a previously closed manufacturing facility and Performance Polymers includes $21 million in the first quarter of 2007 relating primarily to the impairment of the Spain assets that are assets held for sale. Operating earnings (loss) for the first quarter 2007 in the PCI and Performance Polymers segments also include $7 million and $7 million, respectively, in accelerated depreciation related to cracking units at the Company's Longview, Texas facility and polymer assets in Columbia, South Carolina.

	March 31,	December 31,
(Dollars in millions)	2007	2006

Assets by Segment (1)
CASPI	$1,094	$1,078
Fibers	646	651
PCI	962	926
Performance Polymers	1,353	1,480
SP	602	599
Total Assets by Segment	4,657	4,734
Other	13	13
Corporate Assets	1,379	1,426

Total Assets Before Assets Held for Sale	6,049	6,173
Assets Held for Sale (2)	67	--

Total Assets	$6,116	$6,173

(1)	Assets managed by segments include accounts receivable, inventory, fixed assets and goodwill.

(2)	For more information regarding assets held for sale, see Note 2 to the Company's unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	LEGAL MATTERS

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

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." ("SFAS No. 159") SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2006 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this report. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

CRITICAL ACCOUNTING POLICIES

In preparing the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States, Eastman Chemical Company's (the "Company" or "Eastman") management must make decisions which impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company’s management believes the critical accounting policies listed and described in Part II, Item 7 of the Company's 2006 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results. These policies require management’s more significant judgments and estimates in the preparation of the Company’s consolidated financial statements.

PRESENTATION OF NON-GAAP FINANCIAL MEASURES

This Management's Discussion and Analysis includes the following non-GAAP financial measures and accompanying reconciliations to the most directly comparable GAAP financial measures:
•	Company and segment sales excluding contract ethylene sales under a transition agreement related to the previous divestiture of the polyethylene ("PE") product lines;
•	Company gross profit, operating earnings and net earnings excluding accelerated depreciation costs and asset impairments and restructuring charges; and
•	Segment operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges.

Eastman's management believes that sales from contract ethylene sales under the transition agreement related to the previous divestiture of the PE product lines do not reflect the continuing and expected future business performance of the Performance Chemicals and Intermediates ("PCI") segment. In addition, management believes that corporate and segment earnings should be considered both with and without accelerated depreciation costs and asset impairments and restructuring charges for evaluation and analysis of ongoing business performance. However, management believes that these items are indicative of results of continuous efforts to reduce costs and of actions to improve the profitability of the Company. Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported corporate and segment results, respectively, without the identified items. Management utilizes corporate and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation. These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

In addition, the Company has chosen separately to present on a GAAP basis in this Management's Discussion and Analysis certain financial measures for the Company and certain segments with and without sales, costs, and charges attributable to recently divested product lines.

OVERVIEW

The Company generated sales revenue of $1.8 billion for the first quarter 2007 and the first quarter 2006. Excluding the results of divested product lines and contract ethylene sales, sales revenue increased by 10 percent. Operating earnings were $135 million in first quarter 2007, a 27 percent decrease compared with first quarter 2006. Excluding accelerated depreciation from first quarter 2007 and asset impairments and restructuring charges from both first quarter 2007 and 2006, operating earnings were $170 million in first quarter 2007 compared with $191 million in first quarter 2006. The Company's broad base of businesses continues to have strong results, with the decline primarily due to lower operating results in the Performance Polymers segment.

As a result of strategic decisions related to the Performance Polymers and PCI segments, operating earnings in first quarter 2007 were negatively impacted by $14 million of accelerated depreciation and $21 million in asset impairment and restructuring charges. Operating earnings in first quarter 2006 were negatively impacted by $7 million in asset impairment and restructuring charges.

Net earnings for first quarter 2007 were $77 million versus first quarter 2006 net earnings of $105 million. Excluding accelerated depreciation and asset impairment and restructuring charges, net earnings were $102 million and $112 million, respectively.

The Company used $66 million in cash in operating activities during first quarter 2007 compared to $37 million provided by operating activities in the first quarter 2006. The difference was due primarily to higher current year pension contributions and lower net earnings. The Company contributed $100 million and $20 million to its U.S. defined benefit pension plans in the first quarter 2007 and 2006, respectively. The Company does not plan to make additional contributions to its U.S. defined benefit plans in 2007.

In addition to achieving the above results, Eastman continued to progress on its overall growth objectives and actions to improve the performance of its polyethylene terephthalate ("PET") polymer product lines in the Performance Polymers segment. These actions included the start-up of the Company's new 350 thousand metric tons PET facility using IntegRex technology in Columbia, South Carolina which was fully operational in the first quarter of 2007. In the first quarter 2007, the Company repurchased shares under the authorized repurchase plan totaling $33 million.

In fourth quarter 2006, the Company sold its Batesville, Arkansas manufacturing facility and related assets in the PCI segment and its PE and Epolene polymer businesses and related assets of the Performance Polymers and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments. For the first quarter of 2006, sales revenue of $228 million and operating earnings of $26 million were attributed to these divested product lines. As part of the PE divestiture, the Company entered into a transition agreement for contract ethylene sales, which is reflected in the PCI segment in first quarter 2007.

The Company continues to evaluate its portfolio of businesses and product lines to better focus on its core strengths and improve overall profitability. The Company is considering strategic options for its underperforming PET manufacturing facilities outside the United States that could lead to further restructuring, divestiture, or consolidation in the Performance Polymers segment to improve profitability. In first quarter 2007, the Company entered into an agreement to sell the San Roque, Spain PET manufacturing facility.

RESULTS OF OPERATIONS

	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2007	2006	Change

Sales	$1,795	$1,803	-- %	(2) %	(1) %	1%	2%

Sales - contract ethylene sales	70	--
Sales - divested product lines	--	228
Sales - continuing product lines	1,725	1,575	10%	5%	2%	1%	2%

Sales revenue in first quarter 2007 compared to the first quarter 2006 decreased $8 million. Sales revenue in the first quarter 2007 included $70 million of revenue from contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006. Sales revenue in first quarter 2006 included $228 million of revenue from divested product lines. Excluding divested product lines and contract ethylene sales, revenues increased 10 percent primarily due to higher sales volume, particularly in the PCI and Specialty Plastics ("SP") segments, and higher selling prices.

	First Quarter
(Dollars in millions)	2007	2006	Change

Gross Profit	$293	$331	(11) %
As a percentage of sales	16.3%	18.4%

Accelerated depreciation included in cost of goods sold	14	--

Gross Profit excluding accelerated depreciation	307	331	(7) %
As a percentage of sales	17.0%	18.4%

Gross profit and gross profit as a percentage of sales for first quarter 2007 decreased compared to the first quarter 2006, particularly in the Performance Polymers segment. In addition, first quarter 2007 included accelerated depreciation of $14 million resulting from the scheduled shutdown of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina. The Company's first quarter 2007 raw material and energy costs increased by approximately $50 million compared with first quarter 2006.

	First Quarter
(Dollars in millions)	2007	2006	Change

Selling, General and Administrative Expenses	$101	$98	3%
Research and Development Expenses	36	42	(14) %
	$137	$140	(2) %
As a percentage of sales	7.6%	7.8%

Research and development ("R&D") expenses decreased $6 million in first quarter 2007 compared to first quarter 2006 primarily due to lower expenses in the Performance Polymers segment resulting from the commercialization of ParaStar next generation PET resins using IntegRex technology.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges, net, totaled $21 million for the first quarter 2007 compared to $7 million in the first quarter 2006. The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation. For more information regarding asset impairments and restructuring charges, see the PCI and Performance Polymers segment discussions and Note 7 to the Company's unaudited consolidated financial statements.

Operating Earnings

	First Quarter
(Dollars in millions)	2007	2006	Change

Operating earnings	$135	$184	(27) %
Accelerated depreciation included in cost of goods sold	14	--
Asset impairments and restructuring charges	21	7
Operating earnings excluding accelerated depreciation and asset impairment and restructuring charges	$170	$191	(11) %

Interest Expense, Net

	First Quarter
(Dollars in millions)	2007	2006	Change

Gross interest costs	$29	$28
Less: Capitalized interest	1	2
Interest expense	28	26	8%
Interest income	10	6
Interest expense, net	$18	$20	(10) %

Gross interest costs for the first quarter 2007 were higher compared to the first quarter 2006 due to higher average interest rates.

For 2007, the Company expects net interest expense to decrease compared to 2006 due to higher interest income, anticipated lower average borrowings and increased capitalized interest.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2007	2006

Other income	$(6)	$(3)
Other charges	3	2
Other (income) charges, net	$(3)	$(1)

Included in other income are the Company’s portion of earnings from its equity investments, net gains on foreign exchange transactions, and other non-operating income related to Holston Defense Corporation's post-retirement benefits. Included in other charges are net losses on foreign exchange transactions and fees on securitized receivables.

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2007	2006	Change

Provision for income taxes	$43	$60	28%
Effective tax rate	36%	36%

The first quarter 2007 and 2006 effective tax rates reflect the Company's normal tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 35 percent.

Net Earnings

	First Quarter
(Dollars in millions)	2007	2006	Change

Net earnings	$77	$105	(27) %
Accelerated depreciation included in cost of goods sold, net of tax	9	--
Asset impairments and restructuring charges, net of tax	16	7
Net earnings excluding accelerated depreciation and asset impairment and restructuring charges, net of tax	$102	$112	(9) %

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment and the SP segment. For additional information concerning the Company’s operating businesses and products, refer to Note 21, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2006 Annual Report on Form 10-K.

Revenues and R&D and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 15, "Segment Information", as "other" revenues and operating losses in this Form 10-Q.

In fourth quarter 2006, certain product lines were transferred from the PCI segment to the Performance Polymers segment. Accordingly, the prior year's amounts for sales and operating earnings have been adjusted to retrospectively apply these changes to all periods presented.

CASPI Segment
	First Quarter
			$	%
(Dollars in millions)	2007	2006	Change	Change

Sales	$345	$349	$(4)	(1)%
Volume effect			(27)	(8)%
Price effect			16	5%
Product mix effect			--	-- %
Exchange rate effect			7	2%

Operating earnings	65	55	10	18%

Asset impairments and restructuring charges, net	--	7	(7)

Operating earnings excluding asset impairments and restructuring charges, net	65	62	3	5%

Sales revenue decreased $4 million in first quarter 2007 compared to first quarter 2006. Excluding Epolene product lines divested in fourth quarter 2006, sales revenue increased due to an increase in selling prices in response to higher raw material and energy costs, partially offset by lower sales volume in certain adhesives products.

Excluding asset impairments and restructuring charges of $7 million for the first quarter 2006, operating earnings increased $3 million for first quarter 2007 compared to first quarter 2006 as higher selling prices more than offset higher raw material and energy costs and lower sales volume. Asset impairments and restructuring charges were related to previously closed manufacturing facilities.

Fibers Segment
	First Quarter
			$	%
(Dollars in millions)	2007	2006	Change	Change

Sales	$234	$230	$4	2%
Volume effect			(10)	(4)%
Price effect			8	4%
Product mix effect			5	2%
Exchange rate effect			1	--%

Operating earnings	59	66	(7)	(11)%

Sales revenue increased $4 million in first quarter 2007 compared to first quarter 2006 due to higher selling prices and a favorable shift in product mix offset by lower sales volume. Selling prices increased in response to higher raw material and energy costs, while the lower sales volume was attributed to customer buying patterns in acetate yarn and acetyl chemicals product lines.

Operating earnings decreased $7 million for first quarter 2007 compared to first quarter 2006 primarily due to lower sales volume in acetyl chemicals and acetate yarn product lines and higher raw material and energy costs, particularly for wood pulp and methanol.

PCI Segment
	First Quarter
			$	%
(Dollars in millions)	2007	2006	Change	Change

Sales	$498	$392	$106	27%
Volume effect			133	34%
Price effect			(53)	(14) %
Product mix effect			23	6%
Exchange rate effect			3	1%

Sales - contract ethylene sales	70	--

Sales - divested product lines	--	30

Sales - continuing product lines	428	362	66	18%
Volume effect			50	13%
Price effect			6	2%
Product mix effect			7	2%
Exchange rate effect			3	1%

Operating earnings	54	41	13	32%
Operating earnings - divested product lines (1)	--	2	(2)
Operating earnings - continuing product lines	54	39	15	38%

Accelerated depreciation included in cost of goods sold	7	--	7

Operating earnings excluding accelerated depreciation	61	41	20	49%
Operating earnings excluding accelerated depreciation - divested product lines (1)	--	2	(2)
Operating earnings excluding accelerated depreciation- continuing product lines	61	39	22	56%

(1) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

Sales revenue increased $106 million in first quarter 2007 compared to first quarter 2006 primarily due to contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006. These sales were $70 million in first quarter 2007. Excluding the contract ethylene sales, sales revenue increased due to an increase in sales volume and higher selling prices. The higher sales volume and increased selling prices were attributed to strong demand, primarily for olefin-based derivative products in Asia Pacific and the United States.

Excluding accelerated depreciation of $7 million, operating earnings increased $20 million for first quarter 2007 compared to first quarter 2006 primarily due to higher selling prices and increased sales volume, with contract ethylene sales having minimal impact. The accelerated depreciation is related to the continuation of the planned staged phase-out of older cracking units in 2007 at the Company's Longview, Texas facility.

In the fourth quarter 2006 the Company completed its divestiture of the PCI segment's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines. Sales revenue and operating earnings attributed to the divested product lines were $30 million and $2 million, respectively, in first quarter 2006.

Performance Polymers Segment
	First Quarter
			Change
(Dollars in millions)	2007	2006	$	%

Sales	$506	$645	$(139)	(22) %
Volume effect			(151)	(24) %
Price effect			(1)	-- %
Product mix effect			(1)	-- %
Exchange rate effect			14	2%

Sales - divested product lines	--	180	(180)

Sales - continuing product lines	506	465	41	9%
Volume effect			29	6%
Price effect			(1)	-- %
Product mix effect			(1)	-- %
Exchange rate effect			14	3%

Operating earnings (loss)	(51)	17	(68)
Operating earnings - divested product lines (1)	--	23	(23)
Operating loss - continuing product lines	(51)	(6)	(45)

Accelerated depreciation included in cost of goods sold	7	--

Asset impairments and restructuring charges, net	21	--

Operating earnings (loss) excluding accelerated depreciation and asset impairments and restructuring charges, net	(23)	17	(40)
Operating earnings excluding accelerated depreciation and asset impairments and restructuring charges, net - divested product lines (1)	--	23	(23)
Operating loss excluding accelerated depreciation and asset impairments and restructuring charges, net - continuing product lines	(23)	(6)	(17)

(1) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

In fourth quarter 2006, the Company completed the divestiture of the Performance Polymers segment's PE businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.

Sales revenue decreased $139 million in first quarter 2007 compared to first quarter 2006 due to the divestiture of the PE product lines. For continuing product lines, sales revenue increased $41 million due to increased sales volume, primarily in Latin America attributed to continued strong demand in the region.

Excluding asset impairments and restructuring charges and accelerated depreciation, operating results decreased $40 million for first quarter 2007 compared to first quarter 2006 primarily due to the divestiture of the PE product lines. Operating earnings for divested product lines were $23 million in the first quarter 2006. In addition, operating results from continuing product lines declined as lower selling prices and higher and continued volatile raw material and energy costs resulted in compressed gross margins, particularly in North America. The results were also impacted by costs associated with the new PET facility based on IntegRex technology becoming fully operational and the timing of the commercial launch of ParaStar PET, which is produced from the new PET facility using IntegRex technology. The 2007 operating results included $21 million in asset impairment and restructuring costs for the Spain PET facility and $7 million of accelerated depreciation for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

Production began in November 2006 at the Company's new PET manufacturing facility utilizing IntegRex technology in Columbia, South Carolina. Manufacturing ParaStar next generation PET resins, the 350 thousand metric tons facility was fully operational in first quarter of 2007. The Company is evaluating the construction of a PET facility using the full IntegRex technology in the U.S. or elsewhere and utilizing further refinements to IntegRex technology.

In first quarter 2007, the Company entered into an agreement to sell the San Roque, Spain PET manufacturing facility, which is expected to be completed in second quarter 2007.

The Company is considering strategic options for its underperforming PET manufacturing facilities outside the United States that could lead to further restructuring, divestiture, or consolidation in the Performance Polymers segment to improve profitability.

SP Segment
	First Quarter
			$	%
(Dollars in millions)	2007	2006	Change	Change

Sales	$212	$187	$25	13%
Volume effect			16	8%
Price effect			6	3%
Product mix effect			--	-- %
Exchange rate effect			3	2%

Operating earnings	18	18	--	--%

Sales revenue increased $25 million in first quarter 2007 compared to first quarter 2006 primarily due to increased sales volume and higher selling prices. The increased sales volume was primarily attributed to continued market development efforts, particularly in copolyester product lines. Selling prices increased to offset higher raw material and energy costs.

Operating earnings remained flat for first quarter 2007 compared to first quarter 2006 as increased sales volume and higher selling prices were mostly offset by higher raw material and energy costs, particularly for paraxylene.

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	First Quarter
(Dollars in millions)	2007	2006	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$967	$1,073	(10) %	(7) %	(6) %	3%	-- %
Europe, Middle East, and Africa	373	325	15%	3%	2%	1%	9%
Asia Pacific	253	211	19%	10%	11%	(2) %	-- %
Latin America	202	194	4%	3%	3%	(2) %	-- %
	$1,795	$1,803	-- %	(2) %	(1) %	1%	2%

Sales revenue in the United States and Canada decreased for first quarter 2007 compared to first quarter 2006 primarily due to lower sales volume attributed to divested product lines in the Performance Polymers, PCI and CASPI segments and lower selling prices in the PCI segment attributed to contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymer's segment's PE business in fourth quarter 2006. Excluding divested product lines and contract ethylene sales, sales revenue increased 2 percent primarily due to sales volumes in the PCI segment and increased selling prices.

Sales revenue in Europe, Middle East and Africa increased for first quarter 2007 compared to first quarter 2006, primarily due to the effects of the exchange rates, particularly in the Performance Polymers segment.

Sales revenue in Asia Pacific increased for first quarter 2007 compared to first quarter 2006 primarily due to higher selling prices and volume, particularly in the PCI segment attributed to strong demand for olefin-based derivative products.

Sales revenue in Latin America increased for first quarter 2007 compared to first quarter 2006 primarily due to higher selling prices and volume, particularly in the Performance Polymers segment. Excluding divested product lines, sales revenue increased 20 percent.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets. To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars. In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate. For additional information, see Note 9 to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A of the Company’s 2006 Annual Report on Form 10-K and Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Quarter
(Dollars in millions)	2007	2006

Net cash provided by (used in)
Operating activities	$(66)	$37
Investing activities	(91)	(76)
Financing activities	51	--
Effect of exchange rate changes on cash and cash equivalents	--	--
Net change in cash and cash equivalents	(106)	(39)

Cash and cash equivalents at beginning of period	939	524

Cash and cash equivalents at end of period	$833	$485

Cash used in operating activities was $66 million during first quarter 2007 compared to $37 million provided by operating activities in the first quarter 2006 due primarily to higher current year pension contributions and lower net earnings. The Company contributed $100 million and $20 million to its U.S. defined benefit pension plans in the first quarter 2007 and 2006, respectively.

Cash used in investing activities increased $15 million in the first quarter 2007 compared to first quarter 2006. Capital spending increased slightly consistent with the Company's higher expected annual capital spending in 2007.

Cash provided by financing activities totaled $51 million in the first quarter 2007 and included cash received from stock option exercises of $44 million and an increase in credit facility and other borrowings, including bank overdrafts, of $73 million, partially offset by share repurchases totaling $33 million.

The payment of dividends is also reflected in financing activities in all periods.

Liquidity

At March 31, 2007, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $890 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), expiring in April 2012, and a 140 million euro credit facility which expires in December 2011. Both of these credit facilities have options for a one year extension. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates. These credit facilities require facility fees on the total commitment that are based on the Company's credit rating. In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented. The Company's combined credit facility borrowings at March 31, 2007 and December 31, 2006 were $187 million and $185 million at weighted average interest rates of 4.21 percent and 4.00 percent, respectively.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes. Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility. Since the Credit Facility expires in April 2012, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

For more information regarding interest rates, refer to Note 6 to the Company's unaudited consolidated financial statements.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission ("SEC") to issue a combined $1.1 billion of debt or equity securities.

In the first quarter 2007, the Company announced its intention to repurchase up to $300 million of its common shares. Under this repurchase plan, the Company repurchased a total of 560,100 shares of its common stock during the first quarter 2007 at a cost of $33 million, and is currently authorized to purchase up to an additional $267 million of its common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

The Company contributed $100 million to its U.S. defined benefit pension plans in the first quarter 2007 and expects no further contributions to these plans during 2007.

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

Capital Expenditures

Capital expenditures were $86 million and $78 million for the first quarter 2007 and 2006, respectively. The Company expects capital spending in 2007 will be approximately $450 million which includes an expansion of acetate tow and copolyester intermediates, enhancements to benefit the PET facilities in South Carolina, utilizing IntegRex technology,, and other targeted growth initiatives.

Commitments

At March 31, 2007, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of up to 20 years. Other borrowings, related primarily to credit facility borrowings, totaled approximately $200 million.

The Company had various purchase obligations at March 31, 2007 totaling approximately $2.2 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. For information regarding the Company's lease commitments, refer to Note 10 to the Company's unaudited consolidated financial statements.

In addition, the Company had other liabilities at March 31, 2007 totaling approximately $1.0 billion primarily related to pension, retiree medical, and other post-employment obligations.

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. For information on the Company's residual value guarantees, refer to Note 10 to the Company's unaudited consolidated financial statements.

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. For information on the Company's accounts receivable securitization program, refer to Note 10 to the Company's unaudited consolidated financial statements.

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

The Company has evaluated material relationships and has concluded that the legal entities involved with these material relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE. As such, in accordance with Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities" the Company is not required to consolidate these entities. In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at March 31, 2007. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

Treasury Stock

On February 20, 2007, the Board of Directors cancelled its prior authorization for share repurchases and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. Repurchased shares may be used for such purposes or otherwise applied in such a manner as determined to be in the best interests of the Company. During first quarter 2007, the Company repurchased 560,100 shares of common stock for a cost of $33 million.

Dividends

The Company declared cash dividends of $0.44 per share in the first quarter 2007 and 2006.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates. Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Most of the provisions apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities. SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

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

•
a staged phase-out of older cracking units in Texas and a planned shutdown of higher cost PET assets in South Carolina will continue in 2007, resulting in accelerated depreciation in 2007 of approximately $50 million;

•
to increase volumes in the PCI segment due to the transition agreement pertaining to the polyethylene divestiture; the Company will supply ethylene to the buyer, allowing both companies to optimize the value of their respective olefin businesses under various market conditions;

•	to contribute $100 million to the Company’s U.S. defined benefit pension plans, all of which was contributed in the first quarter of 2007;

•	net interest expense to decrease compared with 2006 primarily due to higher interest income, driven by higher invested cash balances;

•	the effective tax rate to be approximately 35 percent;

•	that acetate tow will have modest growth potential in future years and; therefore, expects to continue to evaluate growth options in Asia;

•
to aggressively take action to improve the performance of its PET product lines in the Performance Polymers segment, including starting up the Company's new PET facility utilizing IntegRex technology in Columbia, South Carolina (which was fully operational in the first quarter 2007), debottlenecking the new PET facility for an additional 100 thousand metric tons of capacity, rationalizing 350 thousand metric tons of existing capacity in North America, entering into an agreement to sell the Spain PET manufacturing facility (which was entered into in the first quarter 2007), and considering other strategic options for its underperforming PET manufacturing facilities outside the United States, which may lead to further asset impairment and restructuring charges;

•
capital expenditures to increase to approximately $450 million and exceed estimated depreciation and amortization of approximately $350 million, including accelerated depreciation of $50 million; in 2007, the Company plans to pursue expansion of acetate tow and copolyester intermediates, make enhancements to benefit the PET facilities in South Carolina, utilizing IntegRex technology, and pursue growth initiatives; and

•	priorities for use of available cash will be to pay the quarterly cash dividend, fund targeted growth initiatives and defined benefit pension plans, and repurchase shares.

The Company expects continued solid results in all of the segments, with the exception of Performance Polymers, despite continued high and volatile raw material and energy costs. For the Performance Polymers segment, the Company anticipates improved results sequentially as the positive impacts of the Company's new PET facility utilizing IntegRex technology are partially offset by continued challenging business conditions.

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

38

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks since December 31, 2006. For more information regarding the Company's disclosure about market risks, see Part II, Item 7A of the Company's 2006 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Jefferson (Pennsylvania) Environmental Proceeding

In December 2005, Eastman Chemical Resins, Inc., a wholly-owned subsidiary of the Company (the "ECR Subsidiary"), received a Notice of Violation ("NOV") from the United States Environmental Protection Agency's Region III Office ("EPA") alleging that the ECR Subsidiary's West Elizabeth, Jefferson Borough, Allegheny County, Pennsylvania manufacturing operation violated certain federally enforceable local air quality regulations and certain provisions in a number of air quality-related permits. The NOV did not assess a civil penalty and EPA has to date not proposed any specific civil penalty amount. In October 2006, EPA referred the matter to the United States Department of Justice's Environmental Enforcement Section ("DOJ"). Company representatives met with EPA and DOJ in November, 2006 and subsequent to that meeting the Company determined that it is not reasonably likely that any civil penalty assessed by the EPA and DOJ will be less than $100,000. While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1- 31, 2007	--	$--	--	$288
February 1-28, 2007	100,164	$59.13	100,000	$294
March 1-31, 2007	460,182	$59.69	460,100	$267
Total	560,346	$59.59	560,100

(1)
Shares repurchased under a Company announced repurchase plan and shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the weighted average purchase price paid for share repurchases and the closing price of Eastman stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

(3)
The Company was authorized by the Board of Directors on February 4, 1999 to repurchase up to $400 million of its common stock. Share repurchases under this authorization totaled 2,746,869 shares at a cost of approximately $112 million. On February 20, 2007, the Board of Directors cancelled its February 4, 1999 authorization and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. Repurchased shares may be used for compensation and benefit plans and other corporate purposes.

ITEM 6. EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: April 30, 2007	By:	/s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	44

31.01	Rule 13a - 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2007	45

31.02	Rule 13a - 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2007	46

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2007	47

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2007	48

99.01	Eastman Chemical Company detail of sales revenue	49