Form 10-Q
period 2007-06-30
EASTMAN CHEMICAL CO
filed 2007-07-30
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at June 30, 2007
Common Stock, par value $0.01 per share	84,045,690

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 49 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 49

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	44

1A.	Risk Factors	45

2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

4.	Submission of Matters to a Vote of Security Holders	45

6.	Exhibits	46

SIGNATURES

Signatures	47

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2007	2006	2007	2006

Sales	$1,895	$1,929	$3,690	$3,732
Cost of sales	1,575	1,579	3,077	3,051
Gross profit	320	350	613	681

Selling, general and administrative expenses	113	113	214	211
Research and development expenses	37	44	73	86
Asset impairments and restructuring charges, net	2	3	23	10
Operating earnings	168	190	303	374

Interest expense, net	15	21	33	41
Other (income) charges, net	(3)	(2)	(6)	(3)
Earnings before income taxes	156	171	276	336
Provision for income taxes	51	57	94	117
Net earnings	$105	$114	$182	$219

Earnings per share
Basic	$1.24	$1.39	$2.16	$2.68
Diluted	$1.22	$1.37	$2.13	$2.64

Comprehensive Income
Net earnings	$105	$114	$182	$219
Other comprehensive income (loss)
Change in cumulative translation adjustment	13	23	9	40
Change in pension and other post employment benefits due to amortization, net of tax	(6)	--	(4)	--
Change in unrealized gains (losses) on investments, net of tax	2	8	1	11
Change in unrealized gains (losses) on derivative instruments, net of tax	(4)	(1)	3	(1)
Total other comprehensive income	5	30	9	50
Comprehensive income	$110	$144	$191	$269

Retained Earnings
Retained earnings at beginning of period	$2,234	$1,992	$2,186	$1,923
Net earnings	105	114	182	219
Adoption of accounting standards	--	--	8	--
Cash dividends declared	(37)	(36)	(74)	(72)
Retained earnings at end of period	$2,302	$2,070	$2,302	$2,070

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$891	$939
Trade receivables, net of allowance of $12 and $16	747	682
Miscellaneous receivables	74	72
Inventories	700	682
Other current assets	89	47
Total current assets	2,501	2,422

Properties
Properties and equipment at cost	8,714	8,844
Less: Accumulated depreciation	5,674	5,775
Net properties	3,040	3,069

Goodwill	315	314
Other noncurrent assets	384	368
Total assets	$6,240	$6,173

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,028	$1,056
Borrowings due within one year	72	3
Total current liabilities	1,100	1,059

Long-term borrowings	1,507	1,589
Deferred income tax liabilities	288	269
Post-employment obligations	996	1,084
Other long-term liabilities	179	143
Total liabilities	4,070	4,144

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 93,362,017 and 91,579,294 for 2007 and 2006, respectively)	1	1
Additional paid-in capital	549	448
Retained earnings	2,302	2,186
Accumulated other comprehensive loss	(165)	(174)
	2,687	2,461
Less: Treasury stock at cost (9,399,001 shares for 2007 and 8,048,442 shares for 2006)	517	432

Total stockholders’ equity	2,170	2,029

Total liabilities and stockholders’ equity	$6,240	$6,173

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2007	2006

Cash flows from operating activities
Net earnings	$182	$219

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	169	150
Asset impairments	22	8
Provision (benefit) for deferred income taxes	(18)	29
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(59)	(156)
(Increase) decrease in inventories	(18)	(49)
Increase (decrease) in trade payables	(63)	59
Increase (decrease) in liabilities for employee benefits and incentive pay	(121)	(74)
Other items, net	5	(23)

Net cash provided by operating activities	99	163

Cash flows from investing activities
Additions to properties and equipment	(198)	(169)
Proceeds from sale of assets and investments	43	11
Additions to capitalized software	(5)	(8)
Other items, net	14	(1)

Net cash (used in) investing activities	(146)	(167)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other borrowings	75	23
Dividends paid to stockholders	(75)	(72)
Treasury stock purchases	(86)	--
Proceeds from stock option exercises and other items	88	24

Net cash provided by (used in) financing activities	2	(25)

Effect of exchange rate changes on cash and cash equivalents	(3)	2

Net change in cash and cash equivalents	(48)	(27)

Cash and cash equivalents at beginning of period	939	524

Cash and cash equivalents at end of period	$891	$497

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2006 Annual Report on Form 10-K, except as described below.   The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007.  In the opinion of the Company, all normal recurring adjustments necessary for a fair presentation have been included in the unaudited consolidated financial statements.  The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") in the United States and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures.  Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

The Company has reclassified certain 2006 amounts to conform to the 2007 presentation including the reclassification of segment sales and operating earnings. For additional information, see Note 14 to the Company's unaudited consolidated financial statements.

2.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2007	2006

At FIFO or average cost (approximates current cost)
Finished goods	$635	$660
Work in process	203	206
Raw materials and supplies	326	280
Total inventories	1,164	1,146
LIFO Reserve	(464)	(464)
Total inventories	$700	$682

Inventories valued on the LIFO method were approximately 70% as of June 30, 2007 and 65% as of December 31, 2006 of total inventories.

3.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2007	2006

Trade creditors	$530	$581
Accrued payrolls, vacation, and variable-incentive compensation	97	126
Accrued taxes	58	59
Post-employment obligations	59	63
Interest payable	31	31
Bank overdrafts	93	11
Other	160	185
Total payables and other current liabilities	$1,028	$1,056

4.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2007	2006	2007	2006

Provision for income taxes	$51	$57	$94	$117
Effective tax rate	32.7%	33.5%	34.0%	34.9%

The second quarter and first six months 2007 effective tax rates reflect the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 34 percent.  The second quarter and first six months 2006 effective tax rates reflect the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 35 percent.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48 and reliance on the FASB Staff Position No. FIN 48-a, "Definition of Settlement in FASB Interpretation No. 48," the Company recognized an approximately $3 million decrease in the liability for unrecognized tax benefits, which was accounted for as a $8 million increase to the January 1, 2007 balance of retained earnings and a $5 million decrease in long-term deferred tax liabilities. After the above decrease, the liability for unrecognized tax benefits was approximately $31 million, of which $26 million would, if recognized, impact the Company's effective tax rate.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense.  As of January 1, 2007 the company had accrued approximately $3 million for interest, net of tax benefit and had no accrual for tax penalties.  During the second quarter 2007, the Company recognized an immaterial amount of interest associated with unrecognized tax benefits.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. It is reasonably possible that within the next 12 months the Company will recognize approximately $2 million of unrecognized tax benefits as a result of the expiration of relevant statutes of limitations.

5.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2007	2006

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
7% notes due 2012	139	141
6.30% notes due 2018	176	182
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	297	297
Credit facility borrowings	183	185
Other	15	18
Total borrowings	1,579	1,592
Borrowings due within one year	(72)	(3)
Long-term borrowings	$1,507	$1,589

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2007, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $883 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), expiring in April 2012, and a 135 million euro credit facility which expires in December 2011.  Both of these credit facilities have options for a one year extension. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating.  In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios.  The Company's combined credit facility borrowings at June 30, 2007 and December 31, 2006 were $183 million and $185 million at weighted average interest rates of 4.29 percent and 4.00 percent, respectively.

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

At June 30, 2007 and December 31, 2006, the Company had outstanding interest rate swaps associated with the entire outstanding principal of the 7% notes due in 2012 and $150 million of the outstanding principal of the 6.30% notes due in 2018.  The average variable interest rate on the 7% notes was 7.91 percent and 7.89 percent for June 30, 2007 and December 31, 2006, respectively.  The average variable interest rate on the 6.30% notes was 6.31 percent and 6.30 percent for June 30, 2007 and December 31, 2006, respectively.

6.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In the second quarter and first six months 2007, asset impairments and restructuring charges totaled $2 million and $23 million, respectively, related primarily to the impairment of assets of the San Roque, Spain polyethylene terephthalate ("PET") manufacturing facility which was sold in second quarter 2007.  The Company impaired the assets of this facility in first quarter 2007 to adjust the asset values to the sales price less cost to sell.  This impairment was partially offset by the reversal of the $5 million severance accrual related to the fourth quarter 2006 shut down of the cyclohexane dimethanol ("CHDM") manufacturing facility, located adjacent to the PET manufacturing facility. The employees included in the CHDM severance accrual were employed by the purchaser of the San Roque, Spain PET manufacturing facility, relieving the Company of the severance obligation.  These charges were reflected in the Performance Polymers and the Specialty Plastics ("SP") segments.

In the second quarter and first six months 2006, asset impairments and restructuring charges totaled $3 million and $10 million, respectively, relating primarily to previously closed manufacturing facilities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2006 and the first six months 2007:

(Dollars in millions)	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2006

Non-cash charges	$--	$62	$(62)	$--	$--
Severance costs	3	32	--	(1)	34
Site closure and other restructuring costs	7	7	--	--	14
Total	$10	$101	$(62)	$(1)	$48

	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2007

Non-cash charges	$--	$22	$(22)	$--	$--
Severance costs	34	(5)	--	(8)	21
Site closure and other restructuring costs	14	6	--	(5)	15
Total	$48	$23	$(22)	$(13)	$36

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PENSION AND OTHER POST-EMPLOYMENT BENEFITS

DEFINED BENEFIT PENSION PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2007	2006	2007	2006

Service cost	$13	$11	$24	$22
Interest cost	24	20	45	40
Expected return on assets	(27)	(23)	(52)	(44)
Amortization of:
Prior service credit	(2)	(2)	(4)	(4)
Actuarial loss	8	10	17	19
Net periodic benefit cost	$16	$16	$30	$33

In July 2006, the Company announced plans to change the U.S. defined benefit plans such that employees hired on or after January 1, 2007 will not be eligible for those plans.  This change did not impact net periodic benefit cost in 2006 and had minimal impact on the financial statements in the first six months 2007.

The Company contributed $100 million to its U.S. defined benefit plans during first quarter 2007.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. defined benefit pension plans.  A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company’s U.S. postretirement welfare plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2007	2006	2007	2006

Service cost	$2	$2	$4	$4
Interest cost	10	10	21	21
Expected return on assets	--		(1)
Amortization of:
Prior service credit	(5)	(6)	(11)	(12)
Actuarial loss	3	4	6	8
Net periodic benefit cost	$10	$10	$19	$21

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Similar benefits are also provided to retirees of Holston Defense Corporation (“HDC”), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant.  HDC’s contract with the Department of Army (“DOA”) provided for reimbursement of allowable costs incurred by HDC including certain postretirement welfare costs, for as long as HDC operated the plant.  After the contract was terminated at the end of 1998, the DOA did not contribute further to these costs.  The Company pursued extraordinary relief from the DOA and was granted an award in the amount of $95 million effective in the fourth quarter 2006.  This award was for reimbursement of the described costs and other previously expensed post-retirement benefit costs.  The Company began recognizing the impact of the reimbursement in fourth quarter 2006 by recording an unrecognized gain and amortizing the gain into earnings over a period of time.

In July 2006, the Company announced plans to change its U.S. life insurance and health care benefit plans such that employees hired on or after January 1, 2007 will have access to post-retirement health care benefits only, while Eastman will not provide a company contribution toward the premium cost of post-retirement benefits for those employees.  This change had minimal impact on the financial statements in the first six months 2007.

8.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be responsible for costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies" in the Company's 2006 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows.  The Company’s reserve for environmental contingencies was $47 million at June 30, 2007 and December 31, 2006, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $18 million to the maximum of $31 million at June 30, 2007 and the minimum or best estimate of $18 million to the maximum of $32 million at December 31, 2006.

9.	COMMITMENTS

Purchase Obligations and Lease Commitments

At June 30, 2007, the Company had various purchase obligations totaling approximately $2.2 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $200 million over a period of several years.  Of the total lease commitments, approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to vehicles, primarily railcars.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party.  The agreement permits the sale of undivided interests in domestic trade accounts receivable.  Receivables sold to the third party totaled $200 million at June 30, 2007 and December 31, 2006.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $312 million and $317 million in the second quarter 2007 and 2006, respectively, and $302 million and $319 million for the first six months of 2007 and 2006, respectively.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of Statement of Financial Accounting Standards ("SFAS") No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at June 30, 2007 totaled $141 million and consisted primarily of leases for railcars, aircraft, and other equipment.  Leases with guarantee amounts totaling $2 million, $27 million, and $112 million will expire in 2007, 2008, and 2012, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at June 30, 2007.  These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis.  The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

10.	DERIVATIVE FINANCIAL INSTRUMENTS HELD OR ISSUED FOR PURPOSES OTHER THAN TRADING

Hedging Programs

Financial instruments held as part of the hedging programs described below are recorded at fair value based upon comparable market transactions as quoted by brokers.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2007, mark-to-market gains from raw material and energy, currency and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $3 million.  If realized, approximately $4 million in losses will be reclassified into earnings during the next 12 months.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  Such amounts did not have a material impact on earnings during the second quarter of 2007.

11.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for the first six months 2007 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity
Balance at December 31, 2006	1	448	2,186	(174)	(432)	2,029

Net Earnings	--	--	182	--	--	182
Effect of FIN 48 Adoption	--	--	8	--	--	8
Cash Dividends Declared (1)	--	--	(74)	--	--	(74)
Other Comprehensive Income	--	--	--	9	--	9
Stock Option Exercises and Other Items (2)(3)	--	101	--	--	1	102
Stock Repurchases	--	--	--	--	(86)	(86)
Balance at June 30, 2007	1	549	2,302	(165)	(517)	2,170

(1) Includes cash dividends paid and dividends declared but unpaid.

(2)   The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for financial reporting purposes have been credited to paid-in capital.

(3) Includes the fair value of equity share-based awards recognized under SFAS No. 123 Revised December 2004 ("SFAS No. 123(R)"), "Share-Based Payment".

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Additional Minimum Pension Liability	Unrecognized Loss and Prior Service Cost, net of taxes	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	61	(255)	--	(5)	(1)	(200)
Period change	60	48	--	(1)	--	107
Pre-SFAS No. 158 (1) balance at December 31, 2006	121	(207)	--	(6)	(1)	(93)
Adjustments to apply SFAS No. 158	--	207	(288)	--	--	(81)
Balance at December 31, 2006	121	--	(288)	(6)	(1)	(174)
Period change	9	--	(4)	3	1	9
Balance at June 30, 2007	130	--	(292)	(3)	--	(165)

(1) SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158").

Except for cumulative translation adjustment, amounts of other comprehensive loss are presented net of applicable taxes.  Because cumulative translation adjustment is considered a component of permanently invested unremitted earnings of subsidiaries outside the United States, no taxes are provided on such amounts.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2007	2006	2007	2006

Shares used for earnings per share calculation:
Basic	84.2	81.9	84.1	81.7
Diluted	85.5	83.0	85.3	82.7

In the second quarter and first six months 2007, common shares underlying options to purchase 158,434 shares of common stock at a range of prices from $66.31 to $66.71 and 159,093 shares of common stock at a range of prices from $63.25 to $66.71, respectively, were excluded from the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during those periods.

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

The Company declared cash dividends of $0.44 per share in the second quarters 2007 and 2006 and $0.88 per share in the first six months 2007 and 2006.

13.	SHARE-BASED COMPENSATION AWARDS

In the second quarter and first six months 2007, approximately $7 million and $13 million, respectively, of compensation expense before tax was recognized in selling, general and administrative expense in the earnings statement for all share-based awards. The impact on second quarter 2007 net earnings of $4 million is net of a $3 million credit to deferred tax expense for recognition of deferred tax assets.  The impact on the first six months 2007 net earnings of $8 million is net of a $5 million credit to deferred tax expense for recognition of deferred tax assets.

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

Stockholders approved the 2007 Omnibus Long-Term Compensation Plan at the annual stockholders' meeting held on May 3, 2007.  This new plan, effective with the date of approval, replaces the 2002 Omnibus Long-Term Compensation Plan.  Additional information regarding share-based compensation may be found in Note 15 to the consolidated financial statements in Part II, Item 8 of the Company's 2006 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.	SEGMENT INFORMATION

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

Revenues, research and development, other expenses and assets not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" revenues, operating losses and assets.

In fourth quarter 2006, certain product lines were transferred from the PCI segment to the Performance Polymers segment.  Accordingly, the 2006 amounts for sales and operating earnings have been adjusted to retrospectively apply these changes to all periods presented.

	Second Quarter
(Dollars in millions)	2007	2006
Sales by Segment
CASPI	$376	$362
Fibers	239	238
PCI	552	431
Performance Polymers	513	696
SP	215	202
Total Sales by Segment	1,895	1,929
Other	--	--

Total Sales	$1,895	$1,929

	First Six Months
(Dollars in millions)	2007	2006
Sales by Segment
CASPI	$721	$711
Fibers	473	468
PCI	1,050	823
Performance Polymers	1,019	1,341
SP	427	389
Total Sales by Segment	3,690	3,732
Other	--	--

Total Sales	$3,690	$3,732

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second quarter
(Dollars in millions)	2007	2006

Operating Earnings (Loss)
CASPI (1)	$66	$68
Fibers	51	61
PCI (1)	57	45
Performance Polymers (1)	(13)	14
SP(1)	18	14
Total Operating Earnings (Loss) by Segment	179	202
Other	(11)	(12)

Total Operating Earnings (Loss)	$168	$190

(1)
Operating earnings (loss) for the following segments include asset impairments and restructuring charges:  CASPI includes $1 million in second quarter 2006 relating primarily to the divestiture of previously closed manufacturing facilities; Performance Polymers includes $1 million in the second quarter of 2007 relating primarily to the impairment of the San Roque, Spain PET facility; and SP includes $1 million in second quarter 2007 relating primarily to the San Roque, Spain CHDM facility.  Operating earnings (loss) for the second quarter 2007 in the PCI, Performance Polymers and SP segments also include $7 million, $6 million and $1 million, respectively, in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility and polymer assets in Columbia, South Carolina.

	First Six Months
(Dollars in millions)	2007	2006

Operating Earnings (Loss)
CASPI (1)	$131	$123
Fibers	110	127
PCI (1)	111	86
Performance Polymers (1)	(64)	31
SP(1)	36	32
Total Operating Earnings (Loss) by Segment	324	399
Other	(21)	(25)

Total Operating Earnings (Loss)	$303	$374

(1)
Operating earnings (loss) for the following segments include asset impairments and restructuring charges:  CASPI includes $8 million in first six months 2006 relating primarily to the divestiture of previously closed manufacturing facilities; Performance Polymers includes $22 million in the first six months 2007 relating primarily to the impairment of the San Roque, Spain PET facility; and SP includes $1 million in first six months 2007 relating primarily to the San Roque, Spain CHDM facility.  Operating earnings (loss) for the first six months 2007 in the PCI, Performance Polymers and SP segments also include $14 million, $13 million and $1 million, respectively, in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility and polymer assets in Columbia, South Carolina.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2007	2006

Assets by Segment (1)
CASPI	$1,110	$1,078
Fibers	660	651
PCI	1,103	926
Performance Polymers	1,319	1,480
SP	600	599
Total Assets by Segment	4,792	4,734
Other	9	13
Corporate Assets	1,439	1,426

Total Assets	$6,240	$6,173

(1)	Assets managed by segments include accounts receivable, inventory, fixed assets and goodwill.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	LEGAL MATTERS

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

Sorbates Litigation

Over time, the Company has been named in several putative class action lawsuits filed on behalf of purchasers of sorbates and products containing sorbates, claiming those purchasers paid more for sorbates and for products containing sorbates than they would have paid in the absence of the defendants’ price-fixing. Two civil cases relating to sorbates remain.  In each case, the Company prevailed at the trial court, and in each case, the plaintiff appealed the trial court's decision.  In one case, the appellate court affirmed the trial court's dismissal of all claims, except the plaintiff's claim for civil penalties.  In the other case, the court of appeals overturned the trial court's decision and ruled that the plaintiff could amend and re-file its complaint with the trial court.  The Company appealed this decision to the state supreme court, which declined to review the decision.  Accordingly, the plaintiff filed its Second Amended Complaint on July 9, 2007.  In each case the Company intends to continue to vigorously defend its position.

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

16.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

17.	DIVESTITURE

Certain Businesses and Product Lines and Related Assets in Performance Polymers Segments

On April 30, 2007, the Company sold its San Roque, Spain PET manufacturing facility in the Performance Polymer's segment for net proceeds of approximately $43 million.  The Company also retained approximately $12 million of accounts receivable related to this manufacturing site.  The final purchase price is subject to change based upon working capital and other adjustments.  The Company will continue to produce certain intermediate products for the buyer under ongoing supply agreements with indefinite terms.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  During the first six months, the Company has recorded an impairment charge and site closure costs of $21 million related to the San Roque PET site.  Changes in estimates will be reflected in future periods.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PRESENTATION OF NON-GAAP FINANCIAL MEASURES

This Management's Discussion and Analysis includes the following non-GAAP financial measures and accompanying reconciliations to the most directly comparable GAAP financial measures:
•	Company and segment sales excluding contract ethylene sales under a transition agreement related to the polyethylene ("PE") product lines divested in fourth quarter 2006;
•	Company gross profit, operating earnings and net earnings excluding accelerated depreciation costs and asset impairments and restructuring charges; and
•	Segment operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges.

Eastman's management believes that sales from contract ethylene sales under the transition agreement related to the previous divestiture of the PE product lines do not reflect the continuing and expected future business of the Performance Chemicals and Intermediates ("PCI") segment.  In addition, management believes that corporate and segment earnings should be considered both with and without accelerated depreciation costs and asset impairments and restructuring charges for evaluation and analysis of ongoing business results.   However, management believes that these items are indicative of results of continuous efforts to reduce costs and of actions to improve the profitability of the Company.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported corporate and segment results, respectively, without the identified items. Management utilizes corporate and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

In addition, the Company has chosen separately to present on a GAAP basis in this Management's Discussion and Analysis certain financial measures for the Company and certain segments with and without sales, costs, and charges attributable to recently divested product lines.

OVERVIEW

The Company generated sales revenue of $1.9 billion for the second quarter 2007 and second quarter 2006, and $3.7 billion for the first six months 2007 and first six months 2006.  Excluding the sales from divested product lines and contract ethylene sales, sales revenue increased by 6 percent and 8 percent, respectively.

Operating earnings were $168 million in second quarter 2007, a $22 million decrease compared with second quarter 2006, and $303 million in the first six months 2007, a $71 million decrease compared with the first six months 2006.  As a result of strategic decisions related to the Performance Polymers and PCI segments, operating earnings in second quarter and first six months 2007 were negatively impacted by $14 million and $28 million, respectively, of accelerated depreciation costs, as well as $2 million and $23 million, respectively, in asset impairment and restructuring charges. Operating earnings in second quarter and first six months 2006 were negatively impacted by $3 million and $10 million, respectively, in asset impairment and restructuring charges.  Excluding accelerated depreciation costs and asset impairments and restructuring charges from second quarter and first six months 2007 and 2006, operating earnings were $184 million in second quarter 2007 compared with $193 million in second quarter 2006 and $354 million in first six months 2007 compared with $384 million in first six months 2006.  The Company's broad base of businesses continues to have strong results, with the declines primarily due to lower operating results in the Performance Polymers and Fibers segments.

Net earnings for second quarter 2007 were $105 million compared to second quarter 2006 net earnings of $114 million.  Net earnings for first six months 2007 were $182 million compared to first six months 2006 net earnings of $219 million. Excluding accelerated depreciation costs and asset impairment and restructuring charges, net earnings were $114 million and $116 million, for second quarter 2007 and 2006, respectively and $216 million and $228 million for first six months 2007 and 2006, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company generated $99 million in cash from operating activities during the first six months 2007 compared to $163 million from operating activities in the first six months 2006.  The difference was due primarily to contributions to its U.S. defined benefit pension plans.  The Company contributed $100 million and $50 million to its U.S. defined benefit pension plans in the first six months 2007 and 2006, respectively.  The Company does not plan to make additional contributions to its U.S. defined benefit pension plans in 2007.  Priorities for use of available cash include paying the quarterly cash dividend, funding targeted growth initiatives and repurchasing shares.  In the second quarter and first six months 2007, the Company repurchased shares under the authorized repurchase plan totaling $53 million and $86 million, respectively.

In addition to achieving the above results, Eastman continued to progress on its overall growth objectives including the announcement on July 27, 2007, of two industrial gasification projects in the U.S. Gulf Coast and actions to improve the performance of its Performance Polymers segment.

The gasification projects demonstrate significant progress in leveraging Eastman's technology and operational expertise to ensure future growth.  These projects are an important part of the efforts to achieve a low cost position and add to the Company's earnings growth.  The Beaumont, Texas project is expected to be on-line in 2011 and will produce low-cost intermediate chemicals, such as methanol, hydrogen and ammonia.  The Company will be an investor, developer, service provider and customer for this project.  The Faustina project is expected to be on-line in 2010 and will produce anhydrous ammonia for agriculture, methanol, sulfur and industrial-grade carbon dioxide.  The Company will be an investor, service provider and customer for this project.

The actions in the Performance Polymers segment include the start-up of the Company's new 350 thousand metric tons polyethylene terephthalate ("PET") facility using IntegRex technology in Columbia, South Carolina, which was fully operational in the first quarter of 2007 and continuing qualifications of the ParaStar PET product with customers. In second quarter 2007, the Company completed the sale of its San Roque, Spain PET facility in its Performance Polymers segment.  For the first six months 2007, sales revenue attributed to PET product manufactured at the San Roque, Spain PET site was $25 million, all of which was recorded in the first quarter 2007, and for the second quarter and first six months 2006, sales revenue was $50 million and $94 million, respectively.

In fourth quarter 2006, the Company sold its Batesville, Arkansas manufacturing facility and related assets in the PCI segment and its PE and Epolene polymer businesses and related assets of the Performance Polymers and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  For the second quarter and first six months of 2006, sales revenue of $214 million and $442 million, respectively and operating earnings of $17 million and $43 million, respectively, were attributed to these divested product lines.  As part of the PE divestiture, the Company entered into a transition agreement for contract ethylene sales, for which revenues and operating earnings are reflected in the PCI segment results in second quarter and first six months 2007.

The Company continues to evaluate its portfolio of businesses and product lines to better focus on its core strengths and improve overall profitability.  The Company is considering strategic options for its underperforming PET manufacturing facilities outside the United States that could lead to further restructuring, divestiture, or consolidation in the Performance Polymers segment to improve profitability, and which may result in asset impairment and restructuring charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Second Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2007	2006	Change

Sales	$1,895	$1,929	(2) %	(5) %	2%	-- %	1%

Sales - contract ethylene sales	74	--
Sales - divested product lines	--	214
Sales – excluding listed items	1,821	1,715	6%	-- %	4%	1%	1%

Sales revenue in second quarter 2007 compared to the second quarter 2006 decreased $34 million.  Sales revenue in the second quarter 2007 included $74 million of revenue from contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006.  Sales revenue in second quarter 2006 included $214 million of revenue from divested product lines.  Excluding divested product lines and contract ethylene sales, revenues increased 6 percent primarily due to higher selling prices.

	First Six Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2007	2006	Change

Sales	$3,690	$3,732	(1) %	(4) %	1%	1%	1%

Sales - contract ethylene sales	144	--
Sales - divested product lines	--	442
Sales – excluding listed items	3,546	3,290	8%	3%	3%	-- %	1%

Sales revenue in the first six months 2007 compared to the first six months 2006 decreased $42 million.  Sales revenue in the first six months 2007 included $144 million of revenue from contract ethylene sales under the transition agreement.  Sales revenue in first six months 2006 included $442 million of revenue from divested product lines.  Excluding divested product lines and contract ethylene sales, revenues increased 8 percent primarily due to higher sales volume, particularly in the PCI and Specialty Plastics ("SP") segments, and higher selling prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2007	2006	Change	2007	2006	Change

Gross Profit	$320	$350	(8) %	$613	$681	(10) %
As a percentage of sales	17%	18%		17%	18%

Accelerated depreciation included in cost of goods sold	14	--		28	--

Gross Profit excluding accelerated depreciation	334	350	(4) %	641	681	(5) %
As a percentage of sales	18%	18%		17%	18%

Gross profit and gross profit as a percentage of sales for second quarter 2007 decreased compared to the second quarter 2006.  Second quarter 2007 included accelerated depreciation costs of $14 million resulting from the scheduled shutdown of cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's second quarter 2007 raw material and energy costs increased by approximately $50 million compared with second quarter 2006.

Gross profit for the first six months 2007 decreased compared to the first six months 2006.  The first six months 2007 included accelerated depreciation costs of $28 million resulting from the scheduled shutdown of cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's first six months 2007 raw material and energy costs increased by approximately $100 million compared with first six months 2006.

	Second Quarter			First Six Months
(Dollars in millions)	2007	2006	Change	2007	2006	Change

Selling, General and
Administrative Expenses	$113	$113	-- %	$214	$211	1%
Research and Development
Expenses	37	44	(16) %	73	86	(15) %
	$150	$157	(4) %	$287	$297	(3) %
As a percentage of sales	8%	8%		8%	8%

Selling, general and administrative ("SG&A") expenses for the second quarter 2007 remained flat as compared to second quarter 2006.  SG&A costs for the first six months 2007 increased slightly over the first six months 2006 primarily driven by higher incentive compensation expense.

Research and development ("R&D") expenses decreased $7 million and $13 million in second quarter 2007 compared to second quarter 2006 and first six months 2007 compared to first six months 2006, respectively.  This decrease is primarily due to lower expenses in the Performance Polymers segment resulting from the commercialization of ParaStar next generation PET resins using IntegRex technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges, net, totaled $2 million and $23 million for the second quarter and first six months 2007, respectively, compared to $3 million and $10 million in the second quarter and first six months 2006.  The Company continues to review its portfolio of products and businesses, which could result in further restructuring, divestiture, and consolidation.  For more information regarding asset impairments and restructuring charges, primarily related to recent divestitures, see the Performance Polymers and SP segment discussions and Note 6 to the Company's unaudited consolidated financial statements.

Operating Earnings	Second Quarter			First Six Months
	2007	2006	Change	2007	2006	Change
(Dollars in millions, except per share amounts)

Operating earnings	$168	$190	(12) %	$303	$374	(19)%
Accelerated depreciation included in cost of goods sold	14	--		28	--
Asset impairments and restructuring charges	2	3		23	10
Operating earnings excluding accelerated depreciation and asset impairment and restructuring charges	$184	$193	(5) %	$354	$384	(8) %

Interest Expense, Net

	Second Quarter			First Six Months
(Dollars in millions)	2007	2006	Change	2007	2006	Change

Gross interest costs	$29	$28		$58	$56
Less: Capitalized interest	4	2		5	3
Interest expense	25	26	(4)%	53	53	--%
Interest income	10	5		20	12
Interest expense, net	$15	$21	(29)%	$33	$41	(20)%

Gross interest costs for the second quarter and first six months 2007 were higher compared to the first quarter and first six months 2006 due to higher average interest rates.

For 2007, the Company expects net interest expense to decrease compared to 2006 due to higher interest income driven by higher invested cash balances.

Other (Income) Charges, Net

	Second Quarter				First Six Months
(Dollars in millions)	2007	2006		Change	2007	2006	Change

Other (income)	$(4)	$(4)	$	-- %	$(11)	$(7)	$57%
Other charges	1	2		(50) %	5	4	25%
Other (income) charges, net	$(3)	$(2)		$50%	$(6)	$(3)	$100%
Included in other income are the Company’s portion of earnings from its equity investments, net gains on foreign e

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

xchange transactions, and other non-operating income related to Holston Defense Corporation's post-retirement benefits.  Included in other charges are net losses on foreign exchange transactions and fees on securitized receivables.

Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2007	2006	2007	2006

Provision for income taxes	$51	$57	$94	$117
Effective tax rate	32.7%	33.5%	34.0%	34.9%

The second quarter and first six months 2007 effective tax rates reflect the Company's normal tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 34 percent.  The decreases in the effective tax rates for second quarter and first six months 2007 compared to second quarter and first six months 2006 are primarily attributable to higher foreign earnings in favorable tax jurisdictions.

The second quarter and first six months 2006 effective tax rates reflect the Company's expected tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 35 percent.  The second quarter and first six months 2006 effective tax rates were impacted by lower foreign earnings in favorable tax jurisdictions.  The implementation of SFAS No. 123 Revised December 2004 ("SFAS No. 123(R)"), "Share-Based Payment", effective January 1, 2006, did not have a material effect on the Company's effective income tax rate in the second quarter and first six months 2006.

Net Earnings
	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2007	2006	2007	2006

Net earnings	$105	$114	$182	$219
Accelerated depreciation included in cost of goods sold, net of tax	8	--	18	--
Asset impairments and restructuring charges, net of tax	1	2	16	9
Net earnings excluding accelerated depreciation and asset impairment and restructuring charges, net of tax	$114	$116	$216	$228

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

Revenues and R&D and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 14, "Segment Information", as "other" revenues and operating losses in this Form 10-Q.

In fourth quarter 2006, certain product lines were transferred from the PCI segment to the Performance Polymers segment.  Accordingly, the prior year's amounts for sales and operating earnings have been adjusted to retrospectively apply these changes to all periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CASPI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$376	$362	$14	4%	$721	$711	$10	1%
Volume effect			(14)	(4)%			(41)	(6)%
Price effect			14	4%			30	4%
Product mix effect			9	2%			8	1%
Exchange rate effect			5	2%			13	2%

Operating earnings	66	68	(2)	(3) %	131	123	8	7%

Asset impairments and
restructuring charges, net	--	1	(1)		--	8	(8)

Operating earnings excluding asset impairments and restructuring charges, net	66	69	(3)	(4) %	131	131	--	-- %

Sales revenue increased $14 million in second quarter 2007 compared to second quarter 2006 and $10 million in the first six months 2007 compared to first six months 2006.  Excluding Epolene product lines divested in fourth quarter 2006, sales revenue increased due to an increase in selling prices in response to higher raw material and energy costs.

Excluding asset impairments and restructuring charges of $1 million for the second quarter 2006, operating earnings decreased $3 million for second quarter 2007 compared to second quarter 2006.Excluding asset impairments and restructuring charges of $8 million for the first six months 2006, operating earnings were flat for the first six months 2007 compared to the first six months 2006.Asset impairments and restructuring charges were related to previously closed manufacturing facilities.

Fibers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$239	$238	$1	-- %	$473	$468	$5	1%
Volume effect			(10)	(4)%			(20)	(4)%
Price effect			10	4%			18	4%
Product mix effect			--	-- %			5	1%
Exchange rate effect			1	-- %			2	-- %

Operating earnings	51	61	(10)	(16) %	110	127	(17)	(13) %

Sales revenue increased $1 million in second quarter 2007 compared to second quarter 2006 and increased $5 million in the first six months 2007 compared to first six months 2006 due to higher selling prices partially offset by lower sales volume.  Selling prices increased in response to higher raw material and energy costs, while the lower sales volume was attributed to customer buying patterns in acetate tow and lower demand for acetyl chemicals resulting from a customer's operational disruption.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings decreased $10 million for second quarter 2007 compared to second quarter 2006 and $17 million for first six months 2007 compared to first six months 2006 primarily due to lower sales volume for acetate tow and acetyl chemicals product lines and higher raw material and energy costs, particularly for wood pulp.

PCI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$552	$431	$121	28%	$1,050	$823	$227	28%
Volume effect			135	31%			269	33%
Price effect			(1)	-- %			(49)	(6) %
Product mix effect			(15)	(3) %			2	-- %
Exchange rate effect			2	-- %			5	1%

Sales – contract ethylene sales	74	--	74		144	--	144

Sales – divested product lines	--	29	(29)		--	59	(59)

Sales – excluding listed items	478	402	76	19%	906	764	142	19%
Volume effect			53	13%			103	14%
Price effect			28	7%			35	5%
Product mix effect			(7)	(2) %			(1)	-- %
Exchange rate effect			2	1%			5	1%

Operating earnings	57	45	12	27%	111	86	25	29%
Operating earnings – divested product lines (1)	--	1	(1)	(100)%	--	3	(3)	(100)%
Operating earnings – excluding listed items	57	44	13	30%	111	83	28	34%

Accelerated depreciation included in cost of goods sold	7	--	7		14	--	14

Operating earnings excluding accelerated depreciation	64	45	19	42%	125	86	39	45%
Operating earnings excluding accelerated depreciation – divested product lines (1)	--	1	(1)	(100)%	--	3	(3)	(100)%
Operating earnings excluding accelerated depreciation– excluding listed items	64	44	20	45%	125	83	42	51%

(1) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue increased $121 million in second quarter 2007 compared to second quarter 2006 and $227 million in the first six months 2007 compared to first six months 2006 primarily due to contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006.  These sales were $74 million and $144 million in second quarter and first six months 2007, respectively. Excluding the contract ethylene sales, sales revenue increased due to an increase in sales volume and higher selling prices. The higher sales volume and increased selling prices were attributed to strong demand, primarily for olefin-based derivative products and acetyl chemicals in Asia Pacific and the United States.

Excluding accelerated depreciation costs of $7 million in second quarter 2007 compared to second quarter 2006, operating earnings increased $19 million due to increased sales volume and higher selling prices.   Excluding accelerated depreciation costs of $14 million in the first six months 2007 compared to first six months 2006, operating earnings increased $39 million due to increased sales volume and higher selling prices.  For second quarter and first six months 2007 contract ethylene sales had minimal impact.  The accelerated depreciation costs are related to the continuation of the planned staged phase-out of older cracking units in 2007 at the Company's Longview, Texas facility.

In the fourth quarter 2006 the Company completed its divestiture of the PCI segment's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines.  Sales revenue and operating earnings attributed to the divested product lines were $29 million and $1 million, respectively, in second quarter 2006 and $59 million and $3 million, respectively, in first six months 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$513	$696	$(183)	(26) %	$1,019	$1,341	$(322)	(24) %
Volume effect			(209)	(30) %			(357)	(27) %
Price effect			12	2%			10	1%
Product mix effect			4	1%			1	-- %
Exchange rate effect			10	1%			24	2%

Sales – divested product lines (1)	--	168	(168)	(100)%	--	348	(348)	(100)%

Sales – continuing product lines	513	528	(15)	(3) %	1,019	993	26	2%
Volume effect			(41)	(8) %			(9)	(1) %
Price effect			12	2%			10	1%
Product mix effect			4	1%			1	-- %
Exchange rate effect			10	2%			24	2%

Operating earnings (loss)	(13)	14	(27)	>(100)%	(64)	31	(95)	>(100) %
Operating earnings – divested product lines (1) (2)	--	15	(15)	(100)%	--	38	(38)	(100)%
Operating earnings (loss) – continuing product lines	(13)	(1)	(12)	>(100)%	(64)	(7)	(53)	>(100) %

Accelerated deprecation included in cost of goods sold	6	--	6		13	--	13

Asset impairments and restructuring charges, net	1	--	1		22	--	22
Asset impairments and restructuring charges, net – divested product lines (1)	--	--	--		--	--	--
Asset impairments and restructuring charges, net – continuing product lines	1	--	1		22	--	22

Operating earnings (loss) excluding certain items (3)	(6)	14	(20)	>(100)%	(29)	31	(60)	>(100)%
Operating earnings excluding certain items (3)– divested product lines (2)	--	15	(15)	(100)%	--	38	(38)	(100%)
Operating loss excluding certain items (3)– continuing product lines	(6)	(1)	(5)	>(100)%	(29)	(7)	(22)	>(100)%

(1) Divested product lines are the product lines related to the divestiture of the PE businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.
(2) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(3) Items are accelerated depreciation costs and asset impairment and restructuring charges, net.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue decreased $183 million in second quarter 2007 compared to second quarter 2006 due to the divestiture of the San Roque, Spain facility and divestiture of the PE product lines.  For continuing product lines, sales revenue decreased $15 million due to decreased volumes in Europe attributed to the divestiture of the San Roque, Spain PET manufacturing facility, partially offset by increased North America sales volumes attributed to increased operating rates for the Company's ParaStar PET facility based on IntegRex technology and increased selling prices in response to higher raw material and energy costs.

Sales revenue decreased $322 million in first six months 2007 compared to first six months 2006 due to the divested product lines.  For continuing product lines, sales revenue increased $26 million primarily due to the effects of the exchange rates.  Sales volume during this time period was flat which was attributed to decreasing sales volume in Europe resulting from the divestiture of the San Roque, Spain PET manufacturing facility and increasing sales volume in North America which was attributed to increased operating rates for the Company's ParaStar PET facility based on IntegRex technology.

Excluding asset impairments and restructuring charges and accelerated depreciation costs, operating results decreased $20 million for second quarter 2007 compared to second quarter 2006 primarily due to the divestiture of the PE product lines.  Operating earnings for divested product lines were $15 million in the second quarter 2006.  Operating results from continuing product lines decreased $5 million in second quarter 2007 compared to second quarter 2006 as higher and continued volatile raw material and energy costs and low PET industry operating rates resulted in compressed gross margins, particularly in North America, partially offset by improved margins in Europe attributed to strong end-market demand and improved cost structure resulting from the divestiture of the San Roque, Spain PET manufacturing facility.  The 2007 operating results included $1 million of asset impairments and restructuring charges related to previously disclosed divestitures and $6 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

Excluding asset impairments and restructuring charges and accelerated depreciation costs, operating results decreased $60 million for the first six months 2007 compared to the first six months 2006 primarily due to the divestiture of the PE product lines.  Operating earnings for divested product lines were $38 million in the first six months 2006.  Operating results from continuing product lines declined as higher and continued volatile raw material and energy costs resulted in compressed gross margins, particularly in North America.  The results were also impacted by costs associated with the new PET facility based on IntegRex technology becoming fully operational and the timing of the commercial launch of ParaStar PET produced in the IntegRex facility.  The 2007 operating results included $22 million in asset impairment and restructuring costs primarily for the Spain PET facility and $13 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

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

In second quarter 2007, the Company completed the sale of the San Roque, Spain PET manufacturing facility.  The Company is continuing to maintain a presence in Europe with two other PET manufacturing facilities.  For the first six months 2007, sales revenue attributed to PET product manufactured at the San Roque PET site was $25 million, all of which was recorded in first quarter 2007, and for the second quarter and first six months 2006, sales revenue was $50 million and $94 million, respectively.  The Company is considering strategic options for its underperforming PET manufacturing facilities outside the United States that could lead to further restructuring, divestiture, or consolidation in the Performance Polymers segment to improve profitability, and which may result in asset impairments and restructuring charges.

In fourth quarter 2006, the Company completed the divestiture of the Performance Polymers segment's PE businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Segment results were also impacted by an on-going labor disruption in Argentina.  This resulted in a minimal impact for the second quarter 2007, but may have a larger impact in the remainder of 2007.

SP Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$215	$202	$13	7%	$427	$389	$38	10%
Volume effect			2	1%			18	5%
Price effect			5	3%			12	3%
Product mix effect			4	2%			3	1%
Exchange rate effect			2	1%			5	1%

Operating earnings	18	14	4	29%	36	32	4	13%

Accelerated deprecation included in cost of goods sold	1	--	1		1	--	1

Asset impairments and restructuring charges, net	1	--	1		1	--	1

Operating earnings excluding accelerated depreciation	20	14	6	43%	38	32	6	19%

Sales revenue increased $13 million in second quarter 2007 compared to second quarter 2006 primarily due to higher selling prices in response to higher raw material and energy costs.  Sales volume increased slightly as higher volumes in copolyester and cellulosic products were mostly offset by a decline in demand for polyester product lines used in photographic and optical films.

Sales revenue increased $38 million in the first six months 2007 compared to the first six months 2006 primarily due to increased sales volume and higher selling prices.  The increased sales volume was primarily attributed to continued market development efforts, particularly in copolyester product lines.  Selling prices increased to offset higher raw material and energy costs.

Excluding asset impairments and restructuring charges and accelerated depreciation costs, operating earnings increased $6 million for second quarter 2007 compared to second quarter 2006 as higher selling prices more than offset higher raw material and energy costs.  The 2007 operating results included $1 million in asset impairment and restructuring costs primarily for the Spain cyclohexane dimethanol ("CHDM") facility and $1 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

Excluding asset impairments and restructuring charges and accelerated depreciation costs, operating earnings increased $6 million for the first six months 2007 compared to first six months 2006 as increased sales volume and higher selling prices more than offset higher raw material and energy costs.  The 2007 operating results included $1 million in asset impairment and restructuring costs primarily for the Spain CHDM facility and $1 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Second Quarter
(Dollars in millions)	2007	2006	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,065	$1,094	(3) %	(1) %	(1) %	(1) %	-- %
Europe, Middle East, and Africa	376	384	(2) %	(11) %	2%	1%	6%
Asia Pacific	270	248	9%	(4) %	11%	2%	-- %
Latin America	184	203	(10) %	(15) %	5%	-- %	-- %
	$1,895	$1,929	(2) %	(5) %	2%	-- %	1%

Sales revenue in the United States and Canada decreased for second quarter 2007 compared to second quarter 2006 primarily due to lower sales volume attributed to divested product lines in the Performance Polymers, PCI and CASPI segments.  These volumes were partially offset by contract ethylene sales in the PCI segment under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006 and lower average selling prices in the PCI segment attributed to these contract ethylene sales.  Excluding divested product lines and contract ethylene sales, sales revenue increased 9 percent primarily due to sales volumes in the PCI and Performance Polymers segments and increased selling prices.

Sales revenue in Europe, Middle East and Africa decreased for second quarter 2007 compared to second quarter 2006, primarily due to the effects of the exchange rates, particularly in the Performance Polymers segment.

Sales revenue in Asia Pacific increased for second quarter 2007 compared to second quarter 2006 primarily due to higher selling prices, particularly in the PCI segment attributed to strong demand for olefin-based derivative products and acetyl chemicals.

Sales revenue in Latin America decreased for second quarter 2007 compared to second quarter 2006 primarily due to lower sales volume, partially offset by higher selling prices.  Both lower sales volumes and higher selling prices were particularly in the Performance Polymers segment.   Excluding divested product lines, sales revenue increased 1 percent.

	First Six Months
(Dollars in millions)	2007	2006	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,032	$2,167	(6) %	(4) %	(3) %	1%	-- %
Europe, Middle East, and Africa	749	709	6%	(4) %	2%	1%	7%
Asia Pacific	523	459	14%	3%	11%	-- %	-- %
Latin America	386	397	(3) %	(6) %	4%	(1) %	-- %
	$3,690	$3,732	(1) %	(4) %	1%	1%	1%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in the United States and Canada decreased for the first six months 2007 compared to the first six months 2006 primarily due to lower sales volume attributed to divested product lines in the Performance Polymers, PCI and CASPI segments.  These volumes were partially offset by contract ethylene sales in the PCI segment under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006 and lower average selling prices in the PCI segment attributed to these contract ethylene sales..  Excluding divested product lines and contract ethylene sales, sales revenue increased 6 percent primarily due to sales volumes in the PCI segment and increased selling prices.

Sales revenue in Europe, Middle East and Africa increased for the first six months 2007 compared to the first six months 2006, primarily due to the effects of the exchange rates, particularly in the Performance Polymers segment, partially offset by lower sales volume, particularly in the Performance Polymers segment due to the divestiture of the San Roque, Spain PET manufacturing facility.

Sales revenue in Asia Pacific increased for the first six months 2007 compared to the first six months 2006 primarily due to higher selling prices and volume, particularly in the PCI segment attributed to strong demand for olefin-based derivative products and acetyl chemicals.

Sales revenue in Latin America decreased for the first six months 2007 compared to the first six months 2006 primarily due to lower sales volume partially offset by higher selling prices, particularly in the Performance Polymers segment.   Excluding divested product lines, sales revenue increased 10 percent.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2007	2006

Net cash provided by (used in)
Operating activities	$99	$163
Investing activities	(146)	(167)
Financing activities	2	(25)
Effect of exchange rate changes on cash and cash equivalents	(3)	2
Net change in cash and cash equivalents	(48)	(27)

Cash and cash equivalents at beginning of period	939	524

Cash and cash equivalents at end of period	$891	$497

Cash provided by operating activities decreased $64 million in the first six months 2007 compared to first six months 2006 due primarily to higher current year pension contributions and lower net earnings.  The Company contributed $100 million and $50 million to its U.S. defined benefit pension plans in the first six months 2007 and 2006, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities decreased $21 million in the first six months 2007 compared to first six months 2006.  The Company sold its San Roque, Spain PET manufacturing facility in the Performance Polymer's segment for net proceeds of approximately $43 million.  Additions to properties and equipment increased $29 million in the first six months 2007 consistent with the Company's expected higher capital spending.

Cash provided by financing activities totaled $2 million in the first six months 2007 and included cash received from stock option exercises of $77 million, an increase in credit facility and other borrowings, including bank overdrafts, of $75 million, partially offset by share repurchases totaling $86 million.  Cash used in financing activities in the first six months 2006 totaled $25 million and included cash received from stock option exercises of $22 million offset by an increase in credit facility and other borrowings, including bank overdrafts, of $23 million.  The payment of dividends is also reflected in financing activities in all periods.

Liquidity

At June 30, 2007, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $883 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), expiring in April 2012, and a 135 million euro credit facility which expires in December 2011.  Both of these credit facilities have options for a one year extension. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  These credit facilities require facility fees on the total commitment that are based on the Company's credit rating.  In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.   The Company's combined credit facility borrowings at June 30, 2007 and December 31, 2006 were $183 million and $185 million at weighted average interest rates of 4.29 percent and 4.00 percent, respectively.

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

For more information regarding interest rates, refer to Note 5 to the Company's unaudited consolidated financial statements.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission ("SEC") to issue a combined $1.1 billion of debt or equity securities.

In the first quarter 2007, the Company announced its intention to repurchase up to $300 million of its common shares.  Under this repurchase plan, the Company repurchased a total of 1,370,100 shares of its common stock during the first six months 2007 at a cost of $86 million, and is currently authorized to purchase up to an additional $214 million of its common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

The Company contributed $100 million to its U.S. defined benefit pension plansin the first quarter 2007 and expects no further contributions to this plan during 2007.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $199 million and $169 million for the first six months 2007 and 2006, respectively.  The Company expects capital spending in 2007 will be approximately $500 million which includes an expansion of acetate tow and copolyester intermediates, enhancements to benefit the PET facilities in South Carolina, utilizing IntegRex technology, and other targeted growth initiatives.

Commitments

At June 30, 2007, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of up to 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $200 million.

The Company had various purchase obligations at June 30, 2007 totaling approximately $2.2 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. For information regarding the Company's lease commitments, refer to Note 9 to the Company's unaudited consolidated financial statements.

In addition, the Company had other liabilities at June 30, 2007 totaling approximately $1.0 billion primarily related to pension, retiree medical, and other post-employment obligations.

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, refer to Note 9 to the Company's unaudited consolidated financial statements.

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party.  For information on the Company's accounts receivable securitization program, refer to Note 9 to the Company's unaudited consolidated financial statements.

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

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures and has concluded that the entities are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities" the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at June 30, 2007.  These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis.  The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

Treasury Stock

On February 20, 2007, the Board of Directors cancelled its prior authorization for share repurchases and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. Repurchased shares may be used for such purposes or otherwise applied in such a manner as determined to be in the best interests of the Company.During the first six months 2007, the Company repurchased 1,370,100 shares of common stock for a cost of $86 million.

Dividends

The Company declared cash dividends of $0.44 per share in the second quarter 2007 and 2006 and $0.88 per share in the first six months 2007 and 2006.

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

•
a staged phase-out of older cracking units in Texas and a planned shutdown of higher cost PET assets in South Carolina will continue in 2007, resulting in accelerated depreciation costs in 2007 of approximately $50 million;

•
to increase volumes in the PCI segment due to the transition agreement pertaining to the polyethylene divestiture; the Company will supply ethylene to the buyer, allowing both companies to optimize the value of their respective olefin businesses under various market conditions;

•	to contribute $100 million to the Company’s U.S. defined benefit pension plans, all of which was contributed in the first quarter of 2007;

•	net interest expense to decrease compared with 2006 primarily due to higher interest income, driven by higher invested cash balances;

•	the effective tax rate to be approximately 34 percent;

•	that acetate tow will have modest growth potential in future years and expects to continue to evaluate growth options in Asia;

•
to aggressively take action to improve the performance of its PET product lines in the Performance Polymers segment, including starting up the Company's new PET facility utilizing IntegRex technology in Columbia, South Carolina (which was fully operational in the first quarter 2007), debottlenecking the new PET facility for an additional 100 thousand metric tons of capacity, rationalizing 350 thousand metric tons of existing capacity in North America, completing the sale of its Spain PET manufacturing facility, and considering other strategic options for its underperforming PET manufacturing facilities outside the United States, which may result in further asset impairment and restructuring charges;

•
capital expenditures to increase to approximately $500 million and exceed estimated depreciation and amortization of approximately $335 million, including accelerated depreciation costs of $50 million; in 2007, the Company plans to pursue expansion of acetate tow and copolyester intermediates, make enhancements to benefit the PET facilities in South Carolina, utilizing IntegRex technology, and pursue other targeted growth initiatives;

•	continues to evaluate its portfolio, which could lead to further restructuring, divestiture, or consolidation of product lines as it continues to focus on profitability; and

•	priorities for use of available cash will be to pay the quarterly cash dividend, fund targeted growth initiatives and defined benefit pension plans, and repurchase shares.

For third quarter, the Company expects continued solid results in all of the segments, with the exception of Performance Polymers outside the U.S., despite continued high and volatile raw material and energy costs.

See “Forward-Looking Statements and Risk Factors below.”

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Quarterly Report on Form 10-Q may be forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations, including natural disasters, pandemic illnesses, changes in laws or regulations, war or other outbreak of hostilities or terrorism or other political factors in any of the countries or regions in which the Company operates or does business, or breakdown or degradation of transportation infrastructure used for delivery of  raw materials and energy supplies to the Company and for delivery of the Company's products to customers, could have a material adverse affect on sales revenue, costs and results of operations and financial condition.  Additionally, limitations of our suppliers' and customers' available manufacturing capacity due to the factors described above could have a material adverse affect on sales revenue, costs and results of operations and financial condition.

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

•
The Company has efforts underway to exploit growth opportunities in certain core businesses by developing new products and technologies, expanding into new markets, and tailoring product offerings to customer needs.  Current examples include IntegRex technology and new PET polymers products and copolyester product innovations. There can be no assurance that such efforts will result in financially successful commercialization of such products or acceptance by existing or new customers or new markets or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor.

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

The foregoing list of important factors does not include all such factors nor necessarily present them in order of importance.  This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the Company in this Quarterly Report on Form 10-Q and elsewhere from time to time, represents management's best judgment as of the date the information is given.  The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law.  Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the quantitative and qualitative information about the Company's market risks from that disclosed in Part II, Item 7A of the Company's 2006 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation, will have a material adverse effect on its overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.  For additional information about the sorbates and asbestos litigation, refer to Note 15 to the Company's unaudited consolidated financial statements.

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

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1- 30, 2007	307	$64.97	0	$267
May 1-31, 2007	290,133	$66.01	290,000	$247
June 1-30, 2007	522,645	$65.08	520,000	$214
Total	813,085	$65.42	810,000

(1)
Shares repurchased under a publicly announced repurchase plan and shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the weighted average purchase price paid for share repurchases and the closing price of Eastman stock on the business date the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations upon vesting of restricted common stock.

(3)
On February 20, 2007, the Board of Directors approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  Repurchased shares may be used for compensation and benefit plans and other corporate purposes.  As of June 30, 2007, a total of 1,370,100 shares have been repurchased under this authorization for a total amount of $86 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of the Stockholders of Eastman Chemical Company was held on May 3, 2007. There were 84,093,252 shares of common stock entitled to be voted, and 74,788,893 shares represented in person or by proxy, at the Annual Meeting.

Four items of business were acted upon by stockholders at the Annual Meeting:

•	the election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Stockholders in 2010 and their successors are duly elected and qualified;

•	the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent auditors for the Company for the year ended December 31, 2007;

•	the approval of the proposed 2007 Omnibus Long-Term Compensation Plan; and

•
the adoption of a stockholder proposal to urge that the Compensation Committee of the Board of Directors establish a policy excluding performance-based compensation when calculating retirement benefits under supplemental retirement plans.

The results of the voting on the election of directors were as follows:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Renee J. Hornbaker	73,648,429	497,961	642,503	-0-
Thomas H. McLain	73,650,285	497,887	640,721	-0-
Peter M. Wood	73,643,513	505,452	639,928	-0-

Accordingly, each of the three nominees received a majority of votes cast in favor of that director's election and was elected.

The results of the voting on the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent auditors for the Company for 2007 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
72,218,598	1,978,507	591,788	-0-

Accordingly, a majority of votes was cast in favor of the proposal and the appointment of PricewaterhouseCoopers LLP as independent auditors was ratified.

The results of the voting on the approval of the proposed 2007 Omnibus Long-Term Compensation Plan were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
57,847,612	7,519,447	804,359	8,617,475

Accordingly, a majority of votes was cast in favor of the proposal and the 2007 Omnibus Long-Term Compensation Plan was approved.

The results of the voting on the stockholder proposal to urge that the Compensation Committee of the Board of Directors establish a policy excluding performance-based compensation when calculating retirement benefits under supplemental retirement plans were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
17,249,462	48,131,199	790, 757	8,617,475

Accordingly, a majority of votes was not cast in favor of the stockholder proposal and the proposal was not adopted.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 48.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: July 30, 2007	By:	/s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01	2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Appendix A to Eastman Chemical Company's 2007 Annual Meeting Proxy Statement)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	50

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2007	51

31.02	Rule 13a – 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2007	52

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2007	53

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2007	54

99.01	Eastman Chemical Company detail of sales revenue	55