Form 10-Q
period 2007-09-30
EASTMAN CHEMICAL CO
filed 2007-10-31
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at September 30, 2007
Common Stock, par value $0.01 per share	81,027,677

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 53 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 52

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	49

1A.	Risk Factors	50

2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

6.	Exhibits	50

SIGNATURES

Signatures	51

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2007	2006	2007	2006

Sales	$1,813	$1,966	$5,503	$5,698
Cost of sales	1,503	1,650	4,580	4,701
Gross profit	310	316	923	997

Selling, general and administrative expenses	107	105	321	316
Research and development expenses	43	40	116	126
Asset impairments and restructuring charges, net	120	13	143	23
Operating earnings	40	158	343	532

Interest expense, net	17	21	50	62
Other (income) charges, net	(9)	1	(15)	(2)
Earnings before income taxes	32	136	308	472
Provision for income taxes	12	41	106	158
Net earnings	$20	$95	$202	$314

Earnings per share
Basic	$0.24	$1.16	$2.41	$3.84
Diluted	$0.24	$1.15	$2.38	$3.79

Comprehensive Income
Net earnings	$20	$95	$202	$314
Other comprehensive income (loss)
Change in cumulative translation adjustment	21	(8)	31	32
Change in pension and other post employment benefits due to amortization, net of tax	22	--	18	--
Change in unrealized gains (losses) on investments, net of tax	--	--	1	(1)
Change in unrealized gains (losses) on derivative instruments, net of tax	(8)	(6)	(5)	5
Total other comprehensive income (loss)	35	(14)	45	36
Comprehensive income	$55	$81	$247	$350

Retained Earnings
Retained earnings at beginning of period	$2,302	$2,070	$2,186	$1,923
Net earnings	20	95	202	314
Adoption of accounting standards	--	--	8	--
Cash dividends declared	(36)	(36)	(110)	(108)
Retained earnings at end of period	$2,286	$2,129	$2,286	$2,129

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2007	2006
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$781	$939
Trade receivables, net of allowance of $6 and $16	596	682
Miscellaneous receivables	69	72
Inventories	646	682
Other current assets	75	47
Current assets held for sale	130	--
Total current assets	2,297	2,422

Properties
Properties and equipment at cost	8,679	8,844
Less: Accumulated depreciation	5,716	5,775
Net properties	2,963	3,069

Goodwill	321	314
Other noncurrent assets	309	368
Noncurrent assets held for sale	55	--
Total assets	$5,945	$6,173

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$975	$1,056
Borrowings due within one year	72	3
Current liabilities related to assets held for sale	27	--
Total current liabilities	1,074	1,059

Long-term borrowings	1,522	1,589
Deferred income tax liabilities	234	269
Post-employment obligations	985	1,084
Other long-term liabilities	133	143
Other long-term liabilities related to assets held for sale	6	--
Total liabilities	3,954	4,144

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 93,576,549 and 91,579,294 for 2007 and 2006, respectively)	1	1
Additional paid-in capital	564	448
Retained earnings	2,286	2,186
Accumulated other comprehensive loss	(129)	(174)
	2,722	2,461
Less: Treasury stock at cost (12,631,546 shares for 2007 and 8,048,442 shares for 2006)	731	432

Total stockholders’ equity	1,991	2,029

Total liabilities and stockholders’ equity	$5,945	$6,173

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2007	2006

Cash flows from operating activities
Net earnings	$202	$314

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	247	226
Gain on sale of assets	(3)	(5)
Asset impairments	138	20
Provision (benefits) for deferred income taxes	(23)	49
Changes in operating assets and liabilities:
(Increase) decrease in receivables	22	(189)
(Increase) decrease in inventories	1	(134)
Increase (decrease) in trade payables	(63)	50
(Decrease) in liabilities for employee benefits and incentive pay	(88)	(60)
Other items, net	(22)	(38)

Net cash provided by operating activities	411	233

Cash flows from investing activities
Additions to properties and equipment	(346)	(279)
Proceeds from sale of assets and investments	43	12
Additions to capitalized software	(8)	(12)
Other items, net	12	--

Net cash (used in) investing activities	(299)	(279)

Cash flows from financing activities
Net increase in commercial paper, credit facility and other borrowings	42	33
Dividends paid to stockholders	(112)	(108)
Treasury stock purchases	(300)	--
Proceeds from stock option exercises and other items	100	25

Net cash (used in) financing activities	(270)	(50)

Effect of exchange rate changes on cash and cash equivalents	--	2

Net change in cash and cash equivalents	(158)	(94)

Cash and cash equivalents at beginning of period	939	524

Cash and cash equivalents at end of period	$781	$430

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2.	ASSETS HELD FOR SALE

During the third quarter 2007, Eastman entered into definitive agreements to sell its polyethylene terephthalate ("PET") polymers production facilities in Mexico and Argentina and the related businesses.  The sale, which is subject to customary approvals, includes Eastman's PET manufacturing facilities in Cosoleacaque, Mexico, and Zarate, Argentina. Their production capacity is 150,000 and 185,000 metric tons per year, respectively.  The Company also recorded an impairment charge of $117 million to adjust the asset values to the expected sales price less cost to sell, resulting from the expected fourth quarter 2007 sale.  See Note 7 for additional information.

The Company has concluded that the assets, businesses and product lines being sold should not be reported as discontinued operations per Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," due to continuing involvement in the PET businesses in the region.

September 30,
(Dollars in millions)	2007
Current assets
Miscellaneous receivables	$8
Trade receivables	81
Inventories	41
Total current assets held for sale	130

Non-current assets
Properties and Equipment, net	35
Other non-current assets	20
Total non-current assets held for sale	55
Total assets	$185

Current liabilities
Payables and other current liabilities, net	$27
Total current liabilities held for sale	27

Non-current liabilities
Deferred tax liability	6
Total non-current liabilities held for sale	6
Total liabilities	$33

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
3.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2007	2006

At FIFO or average cost (approximates current cost)
Finished goods	$632	$660
Work in process	191	206
Raw materials and supplies	304	280
Total inventories	1,127	1,146
LIFO Reserve	(481)	(464)
Inventories before assets held for sale	646	682
Inventories related to assets held for sale(1)	41	--
Total inventories	$687	$682

(1)	For more information regarding assets held for sale, see Note 2 to the Company's unaudited consolidated financial statements.

Inventories valued on the LIFO method were approximately 70% as of September 30, 2007 and 65% as of December 31, 2006 of total inventories.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2007	2006

Trade creditors	$510	$581
Accrued payrolls, vacation, and variable-incentive compensation	125	126
Accrued taxes	26	59
Post-employment obligations	60	63
Interest payable	26	31
Bank overdrafts	64	11
Other	164	185
Payables and other current liabilities before assets held for sale	975	1,056
Current liabilities related to assets held for sale (1)	27	--
Total payables and other current liabilities	$1,002	$1,056

(1) For more information regarding assets held for sale, see Note 2 to the Company's unaudited consolidated financial statements.

 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2007	2006	2007	2006

Provision for income taxes	$12	$41	$106	$158
Effective tax rate	40%	30%	35%	34%

The third quarter and first nine months 2007 effective tax rates reflect the Company's normal tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 34 percent.  The third quarter 2007 effective tax rate was negatively impacted by tax law changes in Europe due to German tax law changes resulting in a reduction in the value of deferred tax assets.  The third quarter 2006 effective tax rate was positively impacted by the reversal of foreign loss valuation allowances.

The Company adopted the provisions of FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48 and reliance on the FASB Staff Position No. FIN 48-a, "Definition of Settlement in FASB Interpretation No. 48," the Company recognized a decrease of approximately $3 million in the liability for unrecognized tax benefits, which was accounted for as a $8 million increase to the January 1, 2007 balance of retained earnings and a $5 million decrease in long-term deferred tax liabilities. After the above decrease, the liability for unrecognized tax benefits was approximately $31 million, of which $26 million would, if recognized, impact the Company's effective tax rate.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense.  As of January 1, 2007 the Company had accrued approximately $3 million for interest, net of tax benefit and had no accrual for tax penalties.  During the third quarter and first nine months 2007, the Company recognized an immaterial amount of interest associated with unrecognized tax benefits.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2007	2006

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
7% notes due 2012	143	141
6.30% notes due 2018	182	182
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	297
Credit facility borrowings	187	185
Other	15	18
Total borrowings	1,594	1,592
Borrowings due within one year	(72)	(3)
Long-term borrowings	$1,522	$1,589

At September 30, 2007, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $890 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), expiring in April 2012, and a 132 million euro credit facility which expires in December 2011.  Both of these credit facilities have options for a one year extension. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  These credit facilities require facility fees on the total commitment that are based on Eastman's credit rating.  In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios.  The Company's combined credit facility borrowings at September 30, 2007 and December 31, 2006 were $187 million and $185 million at weighted average interest rates of 4.76 percent and 4.00 percent, respectively.

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

At September 30, 2007 and December 31, 2006, the Company had outstanding interest rate swaps associated with the entire outstanding principal of the 7% notes due in 2012 and $150 million of the outstanding principal of the 6.30% notes due in 2018.  The average variable interest rate on the 7% notes was 7.66 percent and 7.89 percent for September 30, 2007 and December 31, 2006, respectively.  The average variable interest rate on the 6.30% notes was 6.06 percent and 6.30 percent for September 30, 2007 and December 31, 2006, respectively.

7.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In the third quarter 2007 and first nine months 2007, asset impairments and restructuring charges totaled $120 million and $143 million, respectively, related primarily to the impairment of assets of Eastman's PET manufacturing facilities in Cosoleacaque, Mexico, and Zarate, Argentina which were classified as held for sale in the third quarter 2007.  The Company impaired the assets of these facilities in third quarter 2007 to adjust the asset values to the expected sales price less cost to sell. These charges were reflected in the Performance Polymers segment.  Also in third quarter 2007, the Company adjusted the severance accrual recorded in fourth quarter 2006 which resulted in a reversal which was reflected in all segments.

 NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In first quarter 2007, the Company impaired the assets of the San Roque, Spain PET manufacturing facility which was sold in second quarter 2007 to adjust the asset values to the sales price less cost to sell and also recorded a charge to shut down the facility.  The impairment was partially offset by the reversal of the $5 million severance accrual related to the fourth quarter 2006 shut down of the cyclohexane dimethanol ("CHDM") manufacturing facility, located adjacent to the PET manufacturing facility. The employees included in the CHDM severance accrual were employed by the purchaser of the San Roque, Spain PET manufacturing facility, relieving the Company of the severance obligation.  These charges were reflected in the Performance Polymers and the Specialty Plastics ("SP") segments.

In the third quarter and first nine months 2006, asset impairments and restructuring charges totaled $13 million and $23 million, respectively, relating primarily to previously closed manufacturing facilities.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2006 and the first nine months 2007:

(Dollars in millions)	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2006

Non-cash charges	$--	$62	$(62)	$--	$--
Severance costs	3	32	--	(1)	34
Site closure and other restructuring costs	7	7	--	--	14
Total	$10	$101	$(62)	$(1)	$48

	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2007

Non-cash charges	$--	$143	$(143)	$--	$--
Severance costs	34	(7)	--	(12)	15
Site closure and other restructuring costs	14	7	--	(6)	15
Total	$48	$143	$(143)	$(18)	$30

A majority of the remaining severance is expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	PENSION AND OTHER POST-EMPLOYMENT BENEFITS

DEFINED BENEFIT PENSION PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2007	2006	2007	2006

Service cost	$12	$11	$36	$33
Interest cost	23	21	68	61
Expected return on assets	(26)	(21)	(78)	(65)
Amortization of:
Prior service credit	(2)	(3)	(6)	(7)
Actuarial loss	8	9	25	28
Other loss	4	--	4	--
Net periodic benefit cost	$19	$17	$49	$50

In July 2006, the Company announced plans to change the U.S. defined benefit plans such that employees hired on or after January 1, 2007 will not be eligible for those plans.  This change did not impact net periodic benefit cost in 2006 and had minimal impact on the financial statements in the first nine months 2007.

The Company contributed $100 million and $75 million to its U.S. defined benefit plans during first nine months 2007 and 2006, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
	2007	2006	2007	2006

Service cost	$1	$2	$5	$6
Interest cost	11	10	32	31
Expected return on assets	(1)	--	(2)	--
Amortization of:
Prior service credit	(6)	(5)	(17)	(17)
Actuarial loss	3	3	9	11
Net periodic benefit cost	$8	$10	$27	$31

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

In July 2006, the Company announced plans to change its U.S. life insurance and health care benefit plans such that employees hired on or after January 1, 2007 will have access to post-retirement health care benefits only, while Eastman will not provide a company contribution toward the premium cost of post-retirement benefits for those employees.  This change had minimal impact on the financial statements in the first nine months 2007.

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be responsible for costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies" in the Company's 2006 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows.  The Company’s reserve for environmental contingencies was $43 million and $47 million at September 30, 2007 and December 31, 2006, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $14 million to the maximum of $20 million at September 30, 2007 and the minimum or best estimate of $18 million to the maximum of $32 million at December 31, 2006.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
10.	COMMITMENTS

Purchase Obligations and Lease Commitments

At September 30, 2007, the Company had various purchase obligations totaling approximately $2.2 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $200 million over a period of several years.  Of the total lease commitments, approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party.  The agreement permits the sale of undivided interests in domestic trade accounts receivable.  Receivables sold to the third party totaled $200 million at September 30, 2007 and December 31, 2006.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $320 million and $334 million in the third quarter 2007 and 2006, respectively, and $308 million and $323 million for the first nine months of 2007 and 2006, respectively.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at September 30, 2007 totaled $153 million and consisted primarily of leases for railcars, aircraft, and other equipment.  Leases with guarantee amounts totaling $2 million, $27 million, $9 million and $115 million will expire in 2007, 2008, 2011 and 2012, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

Variable Interest Entities

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures and has concluded that the entities are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation No. 46R "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at September 30, 2007.  These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis.  The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

At September 30, 2007, mark-to-market gains from raw material and energy, currency and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $11 million, and if realized, the majority will be reclassified into earnings during the next 12 months.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  Such amounts did not have a material impact on earnings during the third quarter of 2007.

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for the first nine months 2007 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity
Balance at December 31, 2006	1	448	2,186	(174)	(432)	2,029

Net Earnings	--	--	202	--	--	202
Effect of FIN 48 Adoption	--	--	8	--	--	8
Cash Dividends Declared (1)	--	--	(110)	--	--	(110)
Other Comprehensive Income	--	--	--	45	--	45
Stock Option Exercises and Other Items (2)(3)	--	116	--	--	1	117
Stock Repurchases	--	--	--	--	(300)	(300)
Balance at September 30, 2007	1	564	2,286	(129)	(731)	1,991

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment	Unfunded Additional Minimum Pension Liability	Unrecognized Loss and Prior Service Cost, net of taxes	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005	61	(255)	--	(5)	(1)	(200)
Period change	60	48	--	(1)	--	107
Pre-SFAS No. 158 (1) balance at December 31, 2006	121	(207)	--	(6)	(1)	(93)
Adjustments to apply SFAS No. 158	--	207	(288)	--	--	(81)
Balance at December 31, 2006	121	--	(288)	(6)	(1)	(174)
Period change	31	--	18	(5)	1	45
Balance at September 30, 2007	152	--	(270)	(11)	--	(129)

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

13.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Shares used for earnings per share calculation:
Basic	82.6	82.1	83.6	81.8
Diluted	83.6	83.1	84.6	82.8

In the third quarter and first nine months 2007, common shares underlying options to purchase 20,000 shares of common stock and 591,233 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Additionally, the basic and diluted shares were reduced in third quarter and first nine months 2007 as a result of the share repurchase program completed in third quarter 2007.  For third quarter and first nine months 2007, a total of 3,231,348 shares and 4,601,448 shares, respectively, were repurchased.

In the third quarter and first nine months 2006, common shares underlying options to purchase 2,193,779 shares of common stock for both periods were excluded from the computation of diluted earnings per share because, the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.

The Company declared cash dividends of $0.44 per share in the third quarters 2007 and 2006 and $1.32 per share in the first nine months 2007 and 2006.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
14.	SHARE-BASED COMPENSATION AWARDS

In the third quarter and first nine months 2007, approximately $5 million and $18 million, respectively, of compensation expense before tax was recognized in selling, general and administrative expense in the earnings statement for all share-based awards. The impact on third quarter 2007 net earnings of $3 million is net of a $2 million credit to deferred tax expense for recognition of deferred tax assets.  The impact on the first nine months 2007 net earnings of $11 million is net of a $7 million credit to deferred tax expense for recognition of deferred tax assets.

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

	Third Quarter
(Dollars in millions)	2007	2006
Sales by Segment
CASPI	$368	$367
Fibers	258	228
PCI	509	437
Performance Polymers	461	727
SP	217	207
Total Sales by Segment	1,813	1,966
Other	--	--

Total Sales	$1,813	$1,966

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months
(Dollars in millions)	2007	2006
Sales by Segment
CASPI	$1,089	$1,078
Fibers	731	696
PCI	1,559	1,260
Performance Polymers	1,480	2,068
SP	644	596
Total Sales by Segment	5,503	5,698
Other	--	--

Total Sales	$5,503	$5,698

	Third quarter
(Dollars in millions)	2007	2006

Operating Earnings (Loss)
CASPI (1)	$59	$53
Fibers	66	55
PCI (1)	50	22
Performance Polymers (1)	(134)	20
SP(1)	13	18
Total Operating Earnings (Loss) by Segment	54	168
Other	(14)	(10)

Total Operating Earnings (Loss)	$40	$158

(1) Operating earnings (loss) for the following segments include asset impairments and restructuring charges:  CASPI includes $(1) million in the third quarter 2007 related primarily to an adjustment to severance charges recorded in fourth quarter 2006; PCI includes $(1) million in the third quarter 2007 related primarily to an adjustment to severance charges recorded in fourth quarter 2006 and $11 million in the third quarter 2006 for the expected divestiture of the Arkansas facility; Performance Polymers includes $120 million in the third quarter of 2007 relating primarily to the divestiture of PET assets in Latin America; and Other includes $2 million in the third quarter 2007 related to an intangible asset impairment  and $2 million in third quarter 2006 for Cendian's shutdown of its business activities.  Operating earnings (loss) for the third quarter 2007 in the PCI and Performance Polymers segments also include $2 million and $7 million, respectively, in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility and polymer assets in Columbia, South Carolina.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months
(Dollars in millions)	2007	2006

Operating Earnings (Loss)
CASPI (1)	$190	$176
Fibers	176	182
PCI (1)	161	108
Performance Polymers (1)	(198)	51
SP(1)	49	50
Total Operating Earnings (Loss) by Segment	378	567
Other	(35)	(35)

Total Operating Earnings (Loss)	$343	$532

(1)
Operating earnings (loss) for the following segments include asset impairments and restructuring charges:  CASPI includes $(1) million in the first nine months 2007 related primarily to an adjustment to severance charges recorded in fourth quarter 2006 and $8 million in first nine months 2006 relating primarily to the divestiture of previously closed manufacturing facilities; PCI includes $(1) million in the first nine months 2007 related primarily to an adjustment to severance charges recorded in fourth quarter 2006 and $11 million in the first nine months 2006 for the expected divestiture of the Arkansas facility; Performance Polymers includes $142 million in the first nine months 2007 related to the divestiture of PET assets in Latin America and Europe; SP includes $1 million in the first nine months 2007 relating primarily to the San Roque, Spain CHDM facility; and Other includes $2 million in first nine months 2007 related to an intangible asset impairment and $4 million in the first nine months 2006 for Cendian's shutdown of its business activities. Operating earnings (loss) for the first nine months 2007 in the PCI, Performance Polymers and SP segments also include $16 million, $20 million and $1 million, respectively, in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility and polymer assets in Columbia, South Carolina.

	September 30,	December 31,
(Dollars in millions)	2007	2006

Assets by Segment (1)
CASPI	$1,118	$1,078
Fibers	680	651
PCI	1,080	926
Performance Polymers (2)	972	1,480
SP	622	599
Total Assets by Segment	4,472	4,734
Other	25	13
Corporate Assets	1,263	1,426
Total Assets Before Assets Held for Sale	5,760	6,173
Assets Held for Sale (3)	185	--
Total Assets	$5,945	$6,173

(1)	Assets managed by segments include accounts receivable, inventory, fixed assets and goodwill.
(2)	The Performance Polymers assets have decreased as a result of asset impairments, divestitures in Europe and assets held for sale in Latin America.
(3)	For more information regarding assets held for sale, see Note 2 to the Company's unaudited consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	LEGAL MATTERS

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

To date, the Company has obtained dismissals or settlements of its asbestos-related lawsuits with no material effect on its financial condition, results of operations or cash flows, and over the past several years, has substantially reduced its number of pending asbestos-related claims.  The Company has also confirmed insurance coverage that applies to a portion of certain of the Company’s defense costs and payments of settlements or judgments in connection with asbestos-related lawsuits.

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

18.	DIVESTITURE

Certain Businesses and Product Lines and Related Assets in Performance Polymers Segments

On April 30, 2007, the Company sold its San Roque, Spain PET manufacturing facility in the Performance Polymer's segment for net proceeds of approximately $43 million.  The Company also retained approximately $12 million of accounts receivable related to this manufacturing site.  The Company will continue to produce certain intermediate products for the buyer under ongoing supply agreements with indefinite terms.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  During the first nine months 2007, the Company has recorded an impairment charge and site closure costs of $21 million related to the San Roque PET site.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

STRATEGIC ACTIONS AND RELATED PRESENTATION OF NON-GAAP FINANCIAL MEASURES

During the second and third quarters 2007, the Company undertook strategic actions in its Performance Polymers segment for its underperforming polyethylene terephthalate ("PET") manufacturing facilities outside the United States. In second quarter 2007, the Company completed the sale of its San Roque, Spain PET manufacturing facility.   During the third quarter 2007, the Company entered into definitive agreements to sell its PET polymers production facilities in Mexico and Argentina and the related businesses.  Asset impairments and restructuring charges resulting from these actions were $21 million for the Spain divestiture in the first nine months 2007 and $117 million in the third quarter and first nine months 2007 for the Latin American manufacturing sites.

In fourth quarter 2006, the Company sold its Batesville, Arkansas manufacturing facility and related assets in the Performance Chemicals and Intermediates ("PCI") segment and its polyethylene ("PE") and Epolene polymer businesses and related assets of the Performance Polymers and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  For the third quarter and first nine months of 2006, sales revenue of $225 million and $667 million, respectively and operating earnings of $4 million and $47 million, respectively, were attributed to these divested product lines.  Asset impairments and restructuring charges resulting from the divested Arkansas manufacturing facility were $11 million for the third quarter and first nine months 2006.  As part of the PE divestiture, the Company entered into a transition agreement for contract ethylene sales, for which revenues and operating earnings are reflected in the PCI segment results in third quarter and first nine months 2007.   Third quarter and first nine months 2007 included accelerated depreciation costs of $9 million and $37 million, respectively, resulting from the scheduled shutdown of cracking units in Longview, Texas related to the divestiture and a planned shutdown of higher cost PET assets in Columbia, South Carolina.

This Management's Discussion and Analysis includes the following non-GAAP financial measures and accompanying reconciliations to the most directly comparable GAAP financial measures:
•	Company and segment sales excluding contract ethylene sales under a transition agreement related to the PE product lines divested in fourth quarter 2006;
•	Company sales and segment sales and operating results excluding sales revenue and operating results from the fourth quarter 2006 divested product lines;
•	Company gross profit, operating earnings and net earnings excluding accelerated depreciation costs and asset impairments and restructuring charges; and
•	Segment operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges.

Eastman's management believes that sales from contract ethylene sales under the transition agreement related to the previous divestiture of the PE product lines do not reflect the continuing and expected future business of the PCI segment.  In addition, management believes that corporate and segment earnings should be considered both with and without accelerated depreciation costs and asset impairments and restructuring charges for evaluation and analysis of ongoing business results.   However, management believes that these items are indicative of results of continuous efforts to reduce costs and of actions to improve the profitability of the Company.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported corporate and segment results, respectively, without the identified items. Management utilizes corporate and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

In addition, the Company has chosen to present in this Management's Discussion and Analysis certain financial measures for the Company and certain segments with and without sales and operating results attributable to sales revenue and operating results in Latin America from PET manufactured at non-U.S. sites.   This additional information is provided to assist the reader in understanding the impact on the Company and the Performance Polymers segment of the announced Latin American PET divestitures.  Following the completion of the divestitures, subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company plans to continue to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

The Company generated sales revenue of $1.8 billion and $2.0 billion for the third quarter 2007 and third quarter 2006, respectively, and $5.5 billion and $5.7 billion for the first nine months 2007 and first nine months 2006, respectively.  Excluding the sales from divested product lines and contract ethylene sales, sales revenue decreased 1 percent in the third quarter 2007 and increased 5 percent in the first nine months 2007.

As a result of strategic decisions related to the Performance Polymers and PCI segments discussed above, operating earnings in third quarter and first nine months 2007 were negatively impacted by accelerated depreciation costs of $9 million and $37 million, respectively, as well as asset impairments and restructuring charges of $120 million and $143 million for the respective periods.  Operating earnings in third quarter and first nine months 2006 were negatively impacted by asset impairments and restructuring charges of $13 million and $23 million, respectively.  Operating earnings were $40 million in third quarter 2007, a $118 million decrease compared with third quarter 2006, and $343 million in the first nine months 2007, a $189 million decrease compared with the first nine months 2006.  Excluding accelerated depreciation costs and asset impairments and restructuring charges, operating earnings were $169 million in third quarter 2007 compared with $171 million in third quarter 2006, and $523 million in first nine months 2007 compared with $555 million in first nine months 2006.  Net earnings were $20 million for third quarter 2007 compared to $95 million for third quarter 2006.  Net earnings were $202 million for first nine months 2007 compared to $314 million for first nine months 2006.  Excluding accelerated depreciation costs and asset impairments and restructuring charges, net earnings were $106 million and $103 million, for third quarter 2007 and 2006, respectively and $322 million and $331 million for first nine months 2007 and 2006, respectively. The Company's broad base of businesses continues to have strong results, with the declines primarily due to operating results in the Performance Polymers segment.

The Company generated $411 million in cash from operating activities during the first nine months 2007 compared to $233 million from operating activities in the first nine months 2006.  The difference was due primarily to the significant increases in working capital in the first nine months 2006.  The Company contributed $100 million and $75 million to its U.S. defined benefit pension plans in the first nine months 2007 and 2006, respectively.  The Company does not plan to make additional contributions to its U.S. defined benefit pension plans in 2007.  Priorities for use of available cash include paying the quarterly cash dividend, funding targeted growth initiatives and repurchasing shares. In the third quarter and first nine months 2007, the Company repurchased shares totaling $214 million and $300 million, respectively, completing the share repurchases authorized by the board in February 2007.  In October 2007, the Board of Directors authorized an additional $700 million in share repurchases.

In addition to achieving the above results, Eastman continued to progress on its overall growth objectives including the announcement in July 2007 of two industrial gasification projects in the U.S. Gulf Coast and actions to improve the performance of its Performance Polymers segment.

The gasification projects announcement is an important milestone in the Company's continuing efforts to leverage its technology and operational expertise for future growth.  The Beaumont, Texas project is expected to be operational in 2011 and will produce low-cost intermediate chemicals, such as hydrogen, methanol, and ammonia.  The Company will be an investor, developer, service provider and customer for this project.  In October 2007, the Company announced it has entered into an agreement with Green Rock Energy, L.L.C., a company formed by the D. E. Shaw group and Goldman, Sachs & Co., to jointly develop the approximately $1.6 billion industrial gasification facility in Beaumont, Texas with expects to obtain non-recourse project financing for the development, design, engineering, construction, start-up, and testing of the facility.  The Faustina project is expected to be operational in 2010 and will produce anhydrous ammonia for agriculture, methanol, sulfur and industrial-grade carbon dioxide.  The Company will be an investor, service provider and customer for this project.

During the second and third quarters 2007, the Company undertook strategic actions in its Performance Polymers segment for its underperforming PET manufacturing facilities outside the United States. In second quarter 2007, the Company completed the sale of its Spain PET manufacturing facility.   During the third quarter 2007, the Company entered into definitive agreements to sell its PET polymers production facilities in Mexico and Argentina and the related businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Additional actions in the Performance Polymers segment include the start-up of the Company's new 350 thousand metric tons PET facility using IntegRex technology in Columbia, South Carolina, which was fully operational in the first quarter of 2007 and continuing qualifications of the ParaStar PET product with customers.

The Company continues to pursue strategic actions for the remaining PET manufacturing facilities located in Rotterdam, the Netherlands and Workington, United Kingdom.  The Company does not expect material asset impairments and restructuring charges related to these actions.

RESULTS OF OPERATIONS

	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2007	2006	Change

Sales	$1,813	$1,966	(8) %	(10) %	1%	1%	-- %

Sales - contract ethylene sales	84	--
Sales - divested product lines (1)	--	225
Sales – continuing product lines	1,729	1,741	(1) %	(5) %	2%	1%	1%

Sales - PET sales in Latin America from non-U.S. sites (2)	91	136

Sales – continuing product lines excluding PET sales in Latin America from non-U.S. sites(2)	1,638	1,605

(1)
Divested product lines are Polyethylene and Epolene polymer businesses and related assets of the Performance Polymers and CASPI segments located at the Longview, Texas site and the Company's ethylene pipeline and the Company's Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines in the PCI segment.

(2)
Sales revenue in Latin America from PET manufactured at non-U.S. sites, including the Mexico and Argentina PET manufacturing facilities held for sale at September 30, 2007.  During the third quarter 2007, Eastman entered into definitive agreements to sell its PET manufacturing facilities in Mexico and Argentina and the related businesses.  Subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company plans to continue to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.  For more information, refer to Note 2 to the unaudited consolidated financial statements.

Sales revenue in third quarter 2007 compared to the third quarter 2006 decreased $153 million.  Sales revenue in the third quarter 2007 included $84 million of revenue from contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006.  Sales revenue in third quarter 2006 included $225 million of revenue from divested product lines.  Excluding contract ethylene sales and divested product lines, revenues decreased 1 percent primarily due to lower volume in the Performance Polymers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2007	2006	Change

Sales	$5,503	$5,698	(3) %	(6) %	1%	1%	1%

Sales - contract ethylene sales	228	--
Sales - divested product lines (1)	--	667
Sales – continuing product lines	5,275	5,031	5%	-- %	3%	1%	1%

Sales - PET sales in Latin America from non-U.S. sites(2)	328	364

Sales – continuing product lines excluding PET sales in Latin America from non-U.S. sites(2)	4,947	4,667

(1)
Divested product lines are Polyethylene and Epolene polymer businesses and related assets of the Performance Polymers and CASPI segments located at the Longview, Texas site and the Company's ethylene pipeline and the Company's Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines in the PCI segment.

(2)
Sales revenue in Latin America from PET manufactured at non-U.S. sites, including the Mexico and Argentina PET manufacturing facilities held for sale at September 30, 2007.  During the third quarter 2007, Eastman entered into definitive agreements to sell its PET manufacturing facilities in Mexico and Argentina and the related businesses.  Subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company plans to continue to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.  For more information, refer to Note 2 to the unaudited consolidated financial statements.

Sales revenue in the first nine months 2007 compared to the first nine months 2006 decreased $195 million.  Sales revenue in the first nine months 2007 included $228 million of revenue from contract ethylene sales under the transition agreement.  Sales revenue in first nine months 2006 included $667 million of revenue from divested product lines.  Excluding contract ethylene sales and divested product lines, revenues increased 5 percent primarily due to higher selling prices, particularly in the PCI and Specialty Plastics ("SP") segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
(Dollars in millions)	2007	2006	Change	2007	2006	Change

Gross Profit	$310	$316	(2) %	$923	$997	(7) %
As a percentage of sales	17%	16%		17%	17%

Accelerated depreciation included in cost of goods sold	9	--		37	--

Gross Profit excluding accelerated depreciation	319	316	1%	960	997	(4) %
As a percentage of sales	18%	16%		17%	17%

Gross profit for third quarter and first nine months 2007 decreased compared to the third quarter and first nine months 2006 due primarily to accelerated depreciation costs of $9 million and $37 million, respectively, resulting from the scheduled shutdown of cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's first nine months 2007 raw material and energy costs increased by approximately $100 million.

	Third Quarter			First Nine Months
(Dollars in millions)	2007	2006	Change	2007	2006	Change

Selling, General and
Administrative Expenses	$107	$105	3%	$321	$316	2%
Research and Development
Expenses	43	40	7%	116	126	(8) %
	$150	$145	4%	$437	$442	(1) %
As a percentage of sales	8%	7%		8%	8%

Selling, general and administrative ("SG&A") expenses for the third quarter and first nine months 2007 increased compared to the comparable periods in 2006 due to higher compensation expense.

Research and development ("R&D") expenses increased $3 million in third quarter 2007 compared to third quarter 2006 primarily due to higher expenses for growth initiatives in the SP segment. R&D expenses decreased $10 million in the first nine months 2007 compared to first nine months 2006 primarily due to decreases in the Performance Polymers segment resulting from the commercialization of ParaStar next generation PET resins using IntegRex technology in the fourth quarter 2006.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges, net, totaled $120 million and $143 million for the third quarter and first nine months 2007, respectively, primarily associated with the held for sale PET manufacturing facilities in Mexico and Argentina and the sale of the San Roque, Spain PET manufacturing facility.  Asset impairments and restructuring charges, net, totaled $13 million and $23 million in the third quarter and first nine months 2006.  The Company continues to make progress on strategic actions for the remaining PET manufacturing facilities outside the United States and does not expect material asset impairments and restructuring charges related to these actions.  For more information regarding asset impairments and restructuring charges, primarily related to recent and pending divestitures, see the Performance Polymers segment discussion and Note 7 to the Company's unaudited consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings	Third Quarter			First Nine Months
	2007	2006	Change	2007	2006	Change
(Dollars in millions)

Operating earnings	$40	$158	(75) %	$343	$532	(36)%
Accelerated depreciation included in cost of goods sold	9	--		37	--
Asset impairments and restructuring charges	120	13		143	23
Operating earnings excluding accelerated depreciation and asset impairment and restructuring charges	$169	$171	(1) %	$523	$555	(6) %

Interest Expense, Net
	Third Quarter			First Nine Months
(Dollars in millions)	2007	2006	Change	2007	2006	Change

Gross interest costs	$31	$28	10%	$89	$84	6%
Less: Capitalized interest	3	2		8	5
Interest expense	28	26	7%	81	79	3%
Interest income	11	5		31	17
Interest expense, net	$17	$21	(19)%	$50	$62	(19)%

Gross interest costs for the third quarter and first nine months 2007 were higher compared to the third quarter and first nine months 2006 due to higher average interest rates.  Capitalized interest for the third quarter and first nine months 2007 were higher compared to the third quarter and first nine months 2006 due to increased spending on capital projects during those periods.  Interest income for the third quarter and first nine months 2007 was higher compared to the third quarter and first nine months 2006 due to higher average cash balances and higher average interest rates.

For 2007, the Company expects net interest expense to decrease compared to 2006 due to higher interest income driven by higher invested cash balances.

Other (Income) Charges, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2007	2006	Change	2007	2006	Change

Other (income)	$(12)	$(3)	>100%	$(18)	$(10)	80%
Other charges	3	4	(25) %	3	8	(63) %
Other (income) charges, net	$(9)	$1	>100%	$(15)	$(2)	>100%

Included in other income are the Company’s portion of earnings from its investments, net gains on foreign exchange transactions, and other non-operating income related to the funding of Holston Defense Corporation's post-retirement benefits.  Included in other charges are net losses on foreign exchange transactions and fees on securitized receivables.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2007	2006	2007	2006

Provision for income taxes	$12	$41	$106	$158
Effective tax rate	40%	30%	35%	34%

The third quarter and first nine months 2007 effective tax rates reflect the Company's normal tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 34 percent.  The third quarter 2007 effective tax rate was negatively impacted by tax law changes in Europe due to German tax law changes resulting in a reduction in the value of deferred tax assets.

The third quarter and first nine months 2006 effective tax rates reflect the Company's expected normal tax rate on reported operating earnings before income tax, excluding discrete items, of approximately 35 percent.  The third quarter and first nine months 2006 effective tax rates were positively impacted by lower foreign earnings in favorable tax jurisdictions and the reversal of foreign loss valuation allowances.  The implementation of SFAS No. 123 Revised December 2004 ("SFAS No. 123(R)"), "Share-Based Payment", effective January 1, 2006, did not have a material effect on the Company's effective income tax rate in the third quarter and first nine months 2006.

Net Earnings
	Third Quarter		First Nine Months
(Dollars in millions)	2007	2006	2007	2006

Net earnings	$20	$95	$202	$314
Accelerated depreciation included in cost of goods sold, net of tax	6	--	24	--
Asset impairments and restructuring charges, net of tax	80	8	96	17
Net earnings excluding accelerated depreciation and asset impairment and restructuring charges, net of tax	$106	$103	$322	$331

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

Revenues and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 15, "Segment Information", as "other" revenues and operating losses in this Form 10-Q.

In fourth quarter 2006, certain product lines were transferred from the PCI segment to the Performance Polymers segment.  Accordingly, the prior year's amounts for sales and operating earnings have been adjusted to retrospectively apply these changes to all periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CASPI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$368	$367	$1	-- %	$1,089	$1,078	$11	1%
Volume effect			(22)	(6)%			(64)	(6)%
Price effect			8	2%			40	4%
Product mix effect			11	3%			19	2%
Exchange rate effect			4	1%			16	1%

Operating earnings	59	53	6	11%	190	176	14	8%

Asset impairments and
restructuring charges, net	(1)	--	(1)		(1)	8	(9)

Operating earnings excluding asset impairments and restructuring charges, net	58	53	5	9%	189	184	5	3%

Sales revenue increased $1 million in third quarter 2007 compared to third quarter 2006 and $11 million in the first nine months 2007 compared to first nine months 2006 as a favorable shift in product mix and higher selling prices were offset by lower sales volume.  The lower sales volume was primarily attributed to the divestiture of the Company's Epolene product lines in fourth quarter 2006.  Excluding Epolene product lines divested in fourth quarter 2006, sales revenue increased due to an increase in selling prices in response to higher raw material and energy costs.

Operating earnings increased $6 million for third quarter 2007 compared to third quarter 2006 and $14 million for first nine months 2007 compared to first nine months 2006.  Excluding asset impairments and restructuring charges of $(1) million in third quarter 2007 and $(1) million and $8 million for the first nine months 2007 and 2006, respectively, operating earnings increased $5 million for both comparable periods.  Increases in operating earnings are primarily due to higher selling prices and an improved product mix that more than offset higher raw material and energy costs.  Asset impairments and restructuring charges in 2006 were related to previously closed manufacturing facilities.

Fibers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$258	$228	$30	14%	$731	$696	$35	5%
Volume effect			6	3%			(14)	(2)%
Price effect			21	9%			39	6%
Product mix effect			2	2%			8	1%
Exchange rate effect			1	-- %			2	-- %

Operating earnings	66	55	11	20%	176	182	(6)	(3) %

Sales revenue increased $30 million in third quarter 2007 compared to third quarter 2006 and increased $35 million in the first nine months 2007 compared to first nine months 2006 due primarily to higher selling prices.  Selling prices increased primarily due to efforts to offset higher raw material and energy costs, particularly for wood pulp, and favorable market conditions for acetate tow and acetyl chemical product lines related to competitor outages.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Operating earnings increased $11 million for third quarter 2007 compared to third quarter 2006 reflecting improved  results particularly for acetyl chemical and acetate tow product lines.  Operating earnings decreased $6 million for first nine months 2007 compared to first nine months 2006.

PCI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$509	$437	$72	17%	$1,559	$1,260	$299	24%
Volume effect			68	16%			341	27%
Price effect			9	2%			(36)	(3) %
Product mix effect			(6)	(1) %			(12)	(1) %
Exchange rate effect			1	-- %			6	1%

Sales – contract ethylene sales	84	--	84		228	--	228
Sales – divested product lines	--	38	(38)		--	97	(97)

Sales – excluding listed items	425	399	26	6%	1,331	1,163	168	14%
Volume effect			(6)	(1) %			101	8%
Price effect			29	7%			66	6%
Product mix effect			2	-- %			(5)	-- %
Exchange rate effect			1	-- %			6	-- %

Operating earnings	50	22	28	>100%	161	108	53	49%
Operating earnings (loss) – divested product lines (1)	--	(11)	11	100%	--	(8)	8	100%
Operating earnings – excluding divested product lines	50	33	17	52%	161	116	45	39%

Accelerated depreciation included in cost of goods sold	2	--	2		16	--	16

Asset impairment and restructuring charges	(1)	11	(12)		(1)	11	(12)
Asset impairment and restructuring charges -divested product lines (1)	--	11	(11)		--	11	(11)
Asset impairment and restructuring charges - excluding divested product lines	(1)	--	(1)		(1)	--	(1)

Operating earnings excluding certain items (2)	51	33	18	55%	176	119	57	48%
Operating earnings excluding certain items (2)– divested product lines (1)	--	--	--	-- %	--	3	(3)	(100)%
Operating earnings excluding certain items (2) – excluding divested product lines	51	33	18	55%	176	116	60	52%

(1) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(2) Items are accelerated depreciation costs and asset impairment and restructuring charges, net.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Sales revenue increased $72 million in third quarter 2007 compared to third quarter 2006 and $299 million in the first nine months 2007 compared to first nine months 2006 primarily due to contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006.  These sales were $84 million and $228 million in third quarter and first nine months 2007, respectively. Excluding the contract ethylene sales and revenue from divested product lines, sales revenue for third quarter 2007 increased due to higher selling prices, which were in response to higher raw material and energy costs. Excluding the contract ethylene sales and revenue from divested product lines, sales revenue for first nine months 2007 increased due to higher sales volume and increased selling prices, which were attributed to favorable market conditions, primarily for olefin-based derivative products in Asia Pacific and the United States.

Excluding accelerated depreciation of $2 million and asset impairments and restructuring charges of $(1) million in third quarter 2007, operating earnings increased $18 million attributed to strong demand, particularly for acetyl chemicals and olefin-based derivative products in the United States and Asia Pacific.  The accelerated depreciation is related to the continuation of the planned staged phase-out of older cracking units at the Company's Longview, Texas facility.

Excluding accelerated depreciation of $16 million and asset impairment and restructuring charges of $(1) million in the first nine months 2007 and asset impairment and restructuring charges of $11 million in first nine months 2006, operating earnings increased $57 million.  The increase is due to higher selling prices and increased sales volume, with contract ethylene sales having minimal impact on operating earnings for the first nine months 2007 compared to first nine months 2006.  Selling prices increased in response to higher raw material and energy costs.  The accelerated depreciation is related to the continuation of the planned staged phase-out of older cracking units at the Company's Longview, Texas facility.

In the fourth quarter 2006 the Company completed its divestiture of the PCI segment's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines.  Sales revenue and operating earnings attributed to the divested product lines were $97 million and $3 million, respectively for first nine months 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$461	$727	$(266)	(37) %	$1,480	$2,068	$(588)	(28) %
Volume effect			(254)	(35) %			(603)	(29) %
Price effect			(26)	(4) %			(20)	(1) %
Product mix effect			6	1%			4	-- %
Exchange rate effect			8	1%			31	2%

Sales – divested PE product line (1)	--	169	(169)	(100) %	--	517	(517)	(100)%

Sales –PET product lines	461	558	(97)	(17) %	1,480	1,551	(71)	(5)%
Volume effect			(85)	(15) %			(86)	(6)%
Price effect			(26)	(4) %			(20)	(1)%
Product mix effect			6	1%			4	-- %
Exchange rate effect			8	1%			31	2%

PET sales in Latin America from non-U.S. sites (2)	91	136	(45)	(33)%	328	364	(36)	(10)%

Sales –PET product lines excluding PET sales in Latin America from non-U.S. sites (2)	370	422	(52)	(12)%	1,152	1,187	(35)	(3)%

Operating earnings (loss)	(134)	20	(154)		(198)	51	(249)
Operating earnings – divested PE product line (1) (2)	--	15	(15)		--	53	(53)
Operating earnings (loss) –PET product lines	(134)	5	(139)		(198)	(2)	(196)
Operating loss - PET results in Latin America attributed to non-U.S. sites (2)	(121)	(4)	(117)		(127)	(9)	(118)
Operating earnings (loss) –PET results excluding PET results in Latin America attributed to non-U.S. sites (2)	(13)	9	(22)		(71)	7	(78)

(1)	Divested product line is the Polyethylene business located at the Longview, Texas site.
(2)
Sales revenue and operating results in Latin America from PET manufactured at non-U.S. sites, including the Mexico and Argentina PET manufacturing facilities held for sale.  During the third quarter 2007, Eastman entered into definitive agreements to sell its PET manufacturing facilities in Mexico and Argentina and the related businesses.  Subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company plans to continue to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.  For more information, refer to Note 2 to the unaudited consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Performance Polymers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Operating earnings (loss) excluding items (3)	(7)	20	(27)		(36)	51	(87)
Operating earnings (loss) excluding items (3) – divested PE product line (1) (2)	--	15	(15)		--	53	(53)
Operating earnings (loss) excluding items (3)–PET product lines	(7)	5	(12)		(36)	(2)	(34)
Operating earnings (loss) excluding items (3)–PET results in Latin America attributed to non-U.S. sites (2)	(4)	(4)	--		(10)	(9)	(1)
Operating earnings (loss) excluding items (3)– PET results excluding PET results in Latin America attributed to non-U.S. sites (2)	(3)	9	(12)		(26)	7	(33)
(1)	Divested product line is the Polyethylene businesses located at the Longview, Texas site.
(2)
Sales revenue and operating results in Latin America from PET manufactured at non-U.S. sites, including the Mexico and Argentina PET manufacturing facilities held for sale.  During the third quarter 2007, Eastman entered into definitive agreements to sell its PET manufacturing facilities in Mexico and Argentina and the related businesses.  Subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company plans to continue to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.  For more information, refer to Note 2 to the unaudited consolidated financial statements.

(3)
Items are accelerated depreciation costs and asset impairment and restructuring charges, net.  In third quarter 2007, asset impairments and restructuring charges of $120 million consist of $117 million relating to the Mexico and Argentina PET manufacturing facilities held for sale and $3 million relating to other sites.  Accelerated depreciation costs of $7 million relate to restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  In first nine months 2007, asset impairments and restructuring charges of $142 million consist of $117 million relating to the Mexico and Argentina PET manufacturing facilities held for sale and $25 million relating to other sites.  Accelerated depreciation costs of $20 million relate to restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

Sales revenue decreased $266 million in third quarter 2007 compared to third quarter 2006 due primarily to the divestiture of the PE product lines and the San Roque, Spain PET manufacturing facility.  For continuing product lines, sales revenue decreased $97 million due to decreased volumes in Europe attributed to the sale of the San Roque, Spain PET manufacturing facility and operational disruptions at the Argentina PET facility, partially offset by increased North America sales volumes attributed to increased operating rates for the Company's ParaStar PET facility based on IntegRex technology.

Sales revenue decreased $588 million in first nine months 2007 compared to first nine months 2006 due to the divested product lines and manufacturing assets mentioned above.  For continuing product lines, sales revenue decreased $71 million primarily due to decreased volumes in Europe attributed to the divestiture of the San Roque, Spain PET manufacturing facility offset by increased North America sales volumes attributed to operating rates for the Company's ParaStar PET facility based on IntegRex technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Excluding asset impairments and restructuring charges of $120 million related primarily to an impairment for Mexico and Argentina PET manufacturing facilities held for sale and accelerated depreciation costs of $7 million for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina, operating results decreased $27 million for third quarter 2007 compared to third quarter 2006 primarily due to the divestiture of the PE product lines.  Excluding asset impairments and restructuring charges operating results from continuing product lines decreased $12 million in third quarter 2007 compared to third quarter 2006 as higher and continued volatile raw material and energy costs and low PET industry operating rates resulted in compressed gross margins, particularly in North America.  For additional information on asset impairments and restructuring charges, refer to Note 7 to the notes to the unaudited consolidated financial statements.

Excluding asset impairments and restructuring charges of $142 million primarily for the Mexico and Argentina PET manufacturing facilities held for sale and $20 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina, operating results decreased $87 million for the first nine months 2007 compared to the first nine months 2006 primarily due to the divestiture of the PE product lines.  Excluding asset impairments and restructuring charges,  operating results from continuing product lines decreased $34 million as higher and continued volatile raw material and energy costs resulted in compressed gross margins, particularly in North America.  The results were also impacted by costs associated with the new PET facility based on IntegRex technology becoming fully operational and the timing of the commercial launch of ParaStar PET produced in the IntegRex facility.

Production began in November 2006 at the Company's new PET manufacturing facility utilizing IntegRex technology in Columbia, South Carolina.  Manufacturing ParaStar next generation PET resins, the 350 thousand metric tons facility was fully operational in first quarter of 2007.  The Company plans to increase capacity at this facility to over 525 thousand metric tons of ParaStar next generation PET resins by the end of 2008 and to reduce the cost structure at this facility by $30 million.

In second quarter 2007, the Company completed the sale of the San Roque, Spain PET manufacturing facility.  For the first nine months 2007, sales revenue attributed to PET product manufactured at the San Roque PET site was $25 million, all of which was recorded in first quarter 2007, and for the third quarter and first nine months 2006, sales revenue was $64 million and $158 million, respectively.

During the third quarter 2007, the Company entered into definitive agreements to sell Eastman's PET polymers production facilities in Mexico and Argentina and the related businesses.  The sale, which is subject to customary approvals, includes Eastman's PET manufacturing facilities in Cosoleacaque, Mexico, and Zarate, Argentina.

The Company continues to pursue strategic actions for the remaining PET manufacturing facilities located in Rotterdam, the Netherlands and Workington, United Kingdom.  The Company does not expect material asset impairments and restructuring charges related to these actions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2007	2006	$	%	2007	2006	$	%

Sales	$217	$207	$10	5%	$644	$596	$48	8%
Volume effect			(1)	(1) %			17	3%
Price effect			6	3%			19	3%
Product mix effect			3	2%			5	1%
Exchange rate effect			2	1%			7	1%

Operating earnings	13	18	(5)	(28) %	49	50	(1)	(2) %

Accelerated depreciation included in cost of goods sold	--	--	--		1	--	1

Asset impairments and restructuring charges, net	--	--	--		1	--	1

Operating earnings excluding accelerated depreciation	13	18	(5)	(28) %	51	50	1	2%

Sales revenue increased $10 million in third quarter 2007 compared to third quarter 2006 primarily due to higher selling prices to offset higher raw material and energy costs and a favorable shift in product mix.  Sales volume decreased slightly as declines in demand for polyester product lines used in photographic and optical films were mostly offset by higher volumes in copolyester and cellulosic products.

Sales revenue increased $48 million in the first nine months 2007 compared to the first nine months 2006 primarily due to increased sales volume and higher selling prices.  The increased sales volume was primarily attributed to continued market development efforts, particularly in copolyester product lines.  Selling prices increased to offset higher raw material and energy costs.

Operating earnings decreased $5 million for third quarter 2007 compared to third quarter 2006 due primarily to increased research and development costs related to commercialization of high-temperature copolyester products, EastmanTritan copolyester.

Excluding asset impairments and restructuring charges and accelerated depreciation costs, operating earnings were similar for the first nine months 2007 compared to first nine months 2006 as increased sales volume and higher selling prices offset higher raw material and energy costs.  The 2007 operating results included $1 million in asset impairment and restructuring costs primarily for the Spain CHDM facility and $1 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Third Quarter
(Dollars in millions)	2007	2006	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,023	$1,111	(8) %	(9) %	1%	-- %	-- %
Europe, Middle East, and Africa	349	371	(6) %	(10) %	(2) %	2%	4%
Asia Pacific	259	243	6%	(4) %	6%	4%	-- %
Latin America	182	241	(24) %	(25) %	1%	-- %	-- %
	$1,813	$1,966	(8) %	(10) %	1%	1%	-- %

Sales revenue in the United States and Canada decreased for third quarter 2007 compared to third quarter 2006 primarily due to lower sales volume attributed to divested product lines in the Performance Polymers, PCI and CASPI segments.  These volumes were partially offset by contract ethylene sales in the PCI segment under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006 and lower average selling prices in the PCI segment attributed to these contract ethylene sales.  Excluding divested product lines and contract ethylene sales, sales revenue increased 1 percent primarily due to sales volumes in the Performance Polymers segment and increased selling prices.

Sales revenue in Europe, Middle East and Africa decreased for third quarter 2007 compared to third quarter 2006, primarily due to sales volume, particularly in the Performance Polymers segment due to the divestiture of the San Roque, Spain PET manufacturing facility.

Sales revenue in Asia Pacific increased for third quarter 2007 compared to third quarter 2006 primarily due to higher selling prices, particularly in the PCI segment attributed to strong demand for olefin-based derivative products and acetyl chemicals.

Sales revenue in Latin America decreased for third quarter 2007 compared to third quarter 2006 primarily due to lower sales volume, particularly in the Performance Polymers segment.   Excluding divested product lines, sales revenue decreased 16 percent.  During the third quarter 2007, the Company entered into definitive agreements to sell its PET polymers production facilities in Mexico and Argentina and the related businesses, which will result in significantly lower sales revenue in Latin America in the future.  However, following the completion of the divestitures, and subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company plans to continue to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
	First Nine Months
(Dollars in millions)	2007	2006	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$3,055	$3,278	(7) %	(5) %	(2) %	-- %	-- %
Europe, Middle East, and Africa	1,098	1,080	2%	(6) %	1%	1%	6%
Asia Pacific	782	702	11%	-- %	9%	2%	-- %
Latin America	568	638	(11) %	(13) %	3%	(1) %	-- %
	$5,503	$5,698	(3) %	(6) %	1%	1%	1%

Sales revenue in the United States and Canada decreased for the first nine months 2007 compared to the first nine months 2006 primarily due to lower sales volume attributed to divested product lines in the Performance Polymers, PCI and CASPI segments.  These volumes were partially offset by contract ethylene sales in the PCI segment under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006 and lower average selling prices in the PCI segment attributed to these contract ethylene sales. Excluding divested product lines and contract ethylene sales, sales revenue increased 4 percent primarily due to sales volumes in the PCI segment and increased selling prices.

Sales revenue in Europe, Middle East and Africa increased for the first nine months 2007 compared to the first nine months 2006, due to the effects of the exchange rates, particularly in the Performance Polymers segment, increased selling prices and favorable product mix, partially offset by lower sales volume, particularly in the Performance Polymers segment due to the divestiture of the San Roque, Spain PET manufacturing facility.

Sales revenue in Asia Pacific increased for the first nine months 2007 compared to the first nine months 2006 primarily due to higher selling prices, particularly in the PCI segment attributed to strong demand for olefin-based derivative products and acetyl chemicals.

Sales revenue in Latin America decreased for the first nine months 2007 compared to the first nine months 2006 primarily due to lower sales volume, particularly in the Performance Polymers segment.   Excluding divested product lines, sales revenue was flat.  During the third quarter 2007, the Company entered into definitive agreements to sell its PET polymers production facilities in Mexico and Argentina and the related businesses, which will result in significantly lower sales revenue in Latin America in the future.  However, following the completion of the divestitures, and subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company plans to continue to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2007	2006

Net cash provided by (used in)
Operating activities	$411	$233
Investing activities	(299)	(279)
Financing activities	(270)	(50)
Effect of exchange rate changes on cash and cash equivalents	--	2
Net change in cash and cash equivalents	(158)	(94)

Cash and cash equivalents at beginning of period	939	524

Cash and cash equivalents at end of period	$781	$430

Cash provided by operating activities increased $178 million in the first nine months 2007 compared to first nine months 2006 reflecting continued strong earnings and a smaller increase in working capital.  In the first nine months 2006, the Company's working capital increased, consistent with a more normal level, following a reduction of working capital requirements in the fourth quarter 2005 due to the impact of the Gulf Coast hurricanes on sales volume, especially in the Performance Polymers segment. In the first nine months 2007, the working capital has remained at a more normal level.  The Company contributed $100 million and $75 million to its U.S. defined benefit pension plans in the first nine months 2007 and 2006, respectively.

Cash used in investing activities increased $20 million in the first nine months 2007 compared to first nine months 2006.  During the first nine months 2007, the Company received net proceeds of approximately $42 million primarily related to the sale of the San Roque, Spain PET manufacturing facility in the Performance Polymer's segment.  Additions to properties and equipment increased $70 million in the first nine months 2007 consistent with the Company's expected higher capital spending.

Cash used by financing activities totaled $270 million in the first nine months 2007 and included cash paid for share repurchases totaling $300 million offset by cash received from stock option exercises of $100 million. Cash used in financing activities in the first nine months 2006 totaled $50 million.   The payment of dividends is reflected in financing activities in all periods.

Liquidity

At September 30, 2007, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $890 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), expiring in April 2012, and a 132 million euro credit facility which expires in December 2011.  Both of these credit facilities have options for a one year extension. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  These credit facilities require facility fees on the total commitment that are based on the Company's credit rating.  In addition, these credit facilities contain a number of covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.   The Company's combined credit facility borrowings at September 30, 2007 and December 31, 2006 were $187 million and $185 million at weighted average interest rates of 4.76 percent and 4.00 percent, respectively.

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

In the first quarter 2007, the Company announced its intention to repurchase up to $300 million of its common shares.  In the third quarter 2007, the Company completed these share repurchases having purchased a total of approximately 4.6 million common shares for a total of $300 million.  In October 2007, the Board authorized an additional $700 million in share repurchases.  Repurchased shares may be used to meet common stock requirements for compensation and benefit plans and other corporate purposes.

The Company contributed $100 million to its U.S. defined benefit pension plansin the first quarter 2007 and expects no further contributions to this plan during 2007.

Cash flows from operations and the sources of capital described above are expected to be available and sufficient to meet foreseeable cash flow requirements.  However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman’s products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below.  The Company believes maintaining a financial profile consistent with an investment grade company is important to its long term strategy and financial flexibility.

Capital Expenditures

Capital expenditures were $346 million and $279 million for the first nine months 2007 and 2006, respectively.  The Company expects capital spending in 2007 will be approximately $500 million which includes an expansion of acetate tow and copolyester intermediates, enhancements to benefit the PET facilities in South Carolina, utilizing IntegRex technology, and other targeted growth initiatives.

Commitments

At September 30, 2007, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of up to 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $200 million.

The Company had various purchase obligations at September 30, 2007 totaling approximately $2.2 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. For information regarding the Company's lease commitments, refer to Note 10 to the Company's unaudited consolidated financial statements.

In addition, the Company had other liabilities at September 30, 2007 totaling approximately $1.0 billion primarily related to pension, retiree medical, and other post-employment obligations.

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

The Company has evaluated material relationships including the guarantees related to the third-party borrowings of joint ventures and has concluded that the entities are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at its Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R ("FIN 46R"), "Consolidation of Variable Interest Entities" the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at September 30, 2007.  These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $70 million of raw materials and utilities on an annual basis.  The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures consolidates the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

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

Treasury Stock

In the third quarter 2007, the Company completed share repurchases authorized by the Board of Directors in February 2007 having purchased a total of approximately 4.6 million common shares for a total of $300 million.  In October 2007, the Board of Directors authorized an additional $700 million for repurchase of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company. Repurchased shares may be used for such purposes or otherwise applied in such a manner as determined to be in the best interests of the Company.

Dividends

The Company declared cash dividends of $0.44 per share in the third quarter 2007 and 2006 and $1.32 per share in the first nine months 2007 and 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"), which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

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

•
to aggressively take action to improve the performance of its PET product lines in the Performance Polymers segment, including starting up the Company's new PET facility utilizing IntegRex technology in Columbia, South Carolina (which was fully operational in the first quarter 2007), debottlenecking the new PET facility which will result in additional capacity of 50 percent over planned capacity, rationalizing 350 thousand metric tons of existing capacity in North America, completing the sale of its Spain PET manufacturing facility (which was completed in second quarter 2007), selling the Latin America PET manufacturing facilities (which was agreed to in third quarter 2007) and pursuing other strategic options for its remaining underperforming PET manufacturing facilities outside the United States;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
capital expenditures to increase to approximately $500 million and exceed estimated depreciation and amortization of approximately $335 million, including accelerated depreciation costs of $50 million; in 2007, the Company plans to pursue expansion of acetate tow and copolyester intermediates, enhancements to benefit the PET facilities in South Carolina, utilizing IntegRex technology, and pursue other targeted growth initiatives;

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

For fourth quarter 2007, the Company expects normal seasonality will reduce demand in most of its businesses and product lines sequentially.  The Company also expects continued volatility in its raw material and energy costs resulting in similar results to fourth quarter 2006 excluding asset impairments and restructuring charges related to ongoing strategic decisions in both periods.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
•
The Company's competitive position has from time to time been adversely impacted by low cost competitors in certain regions.  The Company has efforts underway to exploit growth opportunities in certain core businesses by developing new products and technologies, expanding into new markets, and tailoring product offerings to customer needs.  Current examples include IntegRex technology and new PET polymers products, such as ParaStar, and copolyester product innovations, such as Eastman Tritan copolyester. There can be no assurance that such efforts will result in financially successful commercialization of such products or acceptance by existing or new customers or new markets or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the sorbates litigation and the asbestos litigation, will have a material adverse effect on its overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.  For additional information about the sorbates and asbestos litigation, refer to Note 16 to the Company's unaudited consolidated financial statements.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1- 31, 2007	301,101	$67.06	300,900	$193
August 1-31, 2007	2,208,967	66.14	2,208,500	47
September 1-30, 2007	722,477	65.64	721,948	0
Total	3,232,545	$66.11	3,231,348

(1)
Shares repurchased under a publicly announced repurchase plan and shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the weighted average purchase price paid during the period for all share repurchases and shares surrendered by employee stockholders to satisfy individual tax withholding obligations upon vesting of restricted common stock.

(3)
On February 20, 2007, the Board of Directors approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  Repurchased shares may be used for compensation and benefit plans and other corporate purposes.  As of September 30, 2007, the Company has completed the authorized share repurchases having purchased a total of 4,601,448 shares for a total amount of $300 million.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 51.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: October 31, 2007	By:	/s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended effective November 9, 2007 to except CEO Board member from term limits provision of Section 3.1

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

4.09
$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000), between the Company and Bank One, N.A., as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request

4.10
Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets, Inc. and J. P. Morgan Securities Inc., as joint lead arrangers (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended  June 30, 2006)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01	Amended and Restated 2007 Omnibus Long-Term Compensation Plan

10.02	Amended and Restated 2002 Omnibus Long-Term Compensation Plan

10.03	Amended and Restated 1997 Omnibus Long-Term Compensation Plan

10.04	Amended and Restated Eastman Executive Deferred Compensation Plan

10.05	Amended and Restated Eastman Directors' Deferred Compensation Plan

10.06	Amended and Restated Eastman Excess Retirement Income Plan

10.07	Amended and Restated Eastman Unfunded Retirement Income Plan

10.08	Forms of Award Notice for Stock Options Granted to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan

10.09	Forms of Performance Share Award to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (2008-2010 Performance Period)

10.10	2007 Director Long-Term Compensation Subplan of the 2007 Imnibus Long-Term Compensation Plan

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	54

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2007	55

31.02	Rule 13a – 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2007	56

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2007	57

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2007	58

99.01	Eastman Chemical Company detail of sales revenue	59