Form 10-K
period 2007-12-31
EASTMAN CHEMICAL CO
filed 2008-02-29
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
PAGE 1 OF 139 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 135

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
[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer [X]                              Accelerated filer [  ]
 Non-accelerated filer [  ]                                 Smaller reporting company [  ]
(Do not check if a smaller reporting company)

	Yes	No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		[X]

The aggregate market value (based upon the closing price on the New York Stock Exchange on June 29, 2007) of the 79,245,773 shares of common equity held by non-affiliates as of December 31, 2007 was approximately $5,097,880,577, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude common stock that may be deemed beneficially owned as of December 31, 2007 by Eastman Chemical Company’s (“Eastman” or the “Company”) directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination.  A total of 79,753,015 shares of common stock of the registrant were outstanding at December 31, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2008 Annual Meeting of Stockholders (the "2008 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995. These statements, and other written and oral forward-looking statements made by the Company from time to time, may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends, and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments, as well as for the whole of Eastman Chemical Company; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of any acquired businesses;  strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements. Such assumptions are in turn based upon internal and other estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors. These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results. Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized. Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included with such forward-looking statements and in Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors" of this Annual Report on Form 10-K.

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	5

1A.	Risk Factors	22

1B.	Unresolved Staff Comments	23

	Executive Officers of the Company

2.	Properties	25

3.	Legal Proceedings	26

4.	Submission of Matters to a Vote of Security Holders	27

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	131

11.	Executive Compensation	131

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	131

13.	Certain Relationships and Related Transactions, and Director Independence	132

14.	Principal Accounting Fees and Services	132

PART IV

15.	Exhibits and Financial Statement Schedules	133

SIGNATURES

Signatures	134

PART I

ITEM 1.  BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global chemical company which manufactures and sells a broad portfolio of chemicals, plastics, and fibers.  Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, as of December 31, 1993.  Eastman has thirteen manufacturing sites in eight countries that supply chemicals, plastics, and fibers products to customers throughout the world.  The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

In 2007, the Company had sales revenue of $6.8 billion, operating earnings of $504 million, and earnings from continuing operations of $321 million.  Earnings per diluted share from continuing operations were $3.84 in 2007.  Included in 2007 operating earnings were accelerated depreciation costs related to restructuring decisions of $49 million and asset impairments and restructuring charges of $112 million.

The Company’s products and operations are managed and reported in five operating segments: the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment and the Specialty Plastics ("SP") segment.  A segment is determined primarily by the customer markets to which it sells its products and services.  For additional information related to the Company’s operating segments, see Note 23 "Segment Information" to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

In addition to the segments, the Company manages certain costs and initiatives at the corporate level including certain research and development costs not allocated to any one operating segment.  Industrial gasification, including chemicals from coal, is the most significant of these corporate initiatives.

Eastman's objective is to leverage its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries to drive growth, meet increasing demand and create new opportunities for the Company's products in key markets. The Company has implemented a number of corporate actions to reposition the Company in key markets and geographies and management believes the Company is well-positioned for sustained success.

•
In the CASPI segment, Eastman has completed a 25 percent expansion of its hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands and has begun an additional 30 percent expansion which is expected to be complete in early 2009.

•
In the Fibers segment, the Company is expanding its acetate tow plant in Workington, England, which will serve existing customers in Western Europe and the growing demand in Eastern Europe.  This expansion is expected to be complete in the second half of 2008.

•
In the SP segment, in 2007, Eastman commercialized new high-temperature copolyester products, based on Eastman TritanTM copolyester.  The segment also had continued sales revenue growth from cellulosic and copolyester products sold in the liquid crystal displays market.

•
The PCI segment has been restructured to improve long term profitability. Eastman divested its Batesville, Arkansas manufacturing facility and related assets and its specialty organic chemicals product lines in 2006 and is implementing a staged phase-out of its three older cracking units in Longview, Texas.  Eastman shut down the first of these cracking units in fourth quarter 2007.

•
The Performance Polymers segment is being restructured and the Company expects substantially to improve the segment's profitability, in part enabled by IntegRexTM technology.  In 2007, the Company began transforming the Columbia, South Carolina polyethylene terephthalate ("PET")  facility through a planned shutdown of higher cost PET assets; divested its PET manufacturing facilities in San Roque, Spain; Cosoleacaque, Mexico and Zarate, Argentina; and entered into definitive agreements to sell its PET polymers and purified terephthalic acid ("PTA") facility in the Netherlands and the PET facility in the United Kingdom and related businesses.   Eastman divested its polyethylene ("PE") business and related assets in 2006.

As a result of these and other actions, the Company expects continued strong cash flow and less cyclical financial performance with a sustainable corporate operating margin of 10 percent or greater.

In addition, by leveraging its expertise in industrial gasification, Eastman expects over time to increase the volume of products derived from gasification, further driving long-term growth in overall profitability and sales revenue.

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
•
In the acetyl stream, the Company begins with high sulfur coal which is then gasified in its coal gasification facility.  The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid, and acetic anhydride.  These chemicals are used in products throughout the Company including acetate tow, acetate yarn, and cellulose esters.  The Company's ability to use coal is a competitive advantage in both raw materials and energy.  Therefore, the Company is pursuing opportunities further to leverage its coal-based process know-how in a corporate initiative referred to as "chemicals from coal".  Expanding the products derived from industrial gasification-based raw materials rather than natural gas and crude oil are expected to enable Eastman to achieve lower, more stable costs.

•
In the polyester stream, the Company begins with purchased paraxylene and produces PTA for PET and copolyesters and dimethyl terephthalate ("DMT") for copolyesters.  PTA or DMT is then reacted with ethylene glycol, which the Company both makes and purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce PET and copolyesters.  This backward integration of its polyester manufacturing is a competitive advantage, giving Eastman a low cost position, as well as surety of intermediate supply.  In addition, Eastman adds specialty monomers for copolyesters to provide clear, tough, chemically resistant product characteristics.  As a result, the Company's copolyesters can compete with materials such as polycarbonate and acrylic.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are then cracked at its facility in Longview, Texas into propylene and ethylene.  The Company also purchases propylene for use at its Longview facility and its facilities outside the U.S.  The propylene is used in oxo derivative products, while the ethylene is used in oxo derivatives, acetaldehyde and ethylene glycol production and also sold. Petrochemical business cycles are influenced by periods of over- and under-capacity.  Capacity additions to steam cracker units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins.   Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to be very volatile, resulting in "ethylene" or "olefins" cycles.

The following chart shows the Company's sites at which the streams are primarily employed.

SITE	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM

Kingsport, Tennessee	X	X	X
Longview, Texas	X		X
Columbia, South Carolina		X
Rotterdam, the Netherlands *		X
Workington, England *	X	X
Kuantan, Malaysia		X
Singapore			X

* Rotterdam, the Netherlands and the Performance Polymers portion of the Workington, England site are included in assets held for sale at December 31, 2007.

The following chart shows significant Eastman products, markets, and end uses by segment and manufacturing stream.

SEGMENT	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM	KEY PRODUCTS, MARKETS AND END USES

CASPI	X		X	Adhesives ingredients (tape, label, nonwovens), paint and coatings (architectural, automotive, industrial, and original equipment manufacturing ("OEM"))
Fibers	X			Acetate fibers for filter products and textiles
PCI	X	X	X
Intermediate chemicals for agrochemical, automotive, beverages, nutrition, pharmaceuticals, coatings, medical devices, toys, photographic and imaging, household products, polymers, textiles, and consumer and industrial products and uses

Performance Polymers	X	X		PET for beverage and food packaging, custom-care and cosmetic packaging, health care and pharmaceutical uses, household products, and industrial packaging applications
SP	X	X	X
Copolyesters and cellulosics for appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, graphic arts, general purpose packaging, personal care and cosmetics, food and beverage packaging, performance films, tape and labels, fibers/nonwovens, photographic and optical films, and liquid crystal displays

Cyclicality and Seasonality

Certain segments, particularly the PCI and Performance Polymers segments, are impacted by the cyclicality of key products and markets, while other segments are more sensitive to global economic conditions.  Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle.  Despite some sensitivity to global economic conditions, many of the products in the Fibers, CASPI, and SP segments provide a stable foundation of earnings.

The Company's earnings and cash flows also typically have some seasonal characteristics.  The Company's earnings are typically greater in the second and third quarters, while cash from operations is usually greatest in the fourth quarter.

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

In the CASPI segment, the Company manufactures liquid vehicles, additives, specialty polymers, and other raw materials which are integral to the production of paints and coatings, inks, adhesives, and other formulated products.  Growth in these markets in North America (Canada and the U.S.) and Europe typically approximates general economic growth, due to the wide variety of end uses for these applications and dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing.  Growth in Asia, Eastern Europe, and Latin America is substantially higher than general economic growth, driven by regional growth in these emerging economies.  The CASPI segment focuses on producing raw materials rather than finished products and developing long-term, strategic relationships to achieve preferred supplier status with its customers.  Eastman expects that the CASPI segment will continue to have operating margins in the range of 15 percent to 20 percent.  In 2007, the CASPI segment had sales revenue of $1.5 billion, 21 percent of Eastman’s total sales.

The profitability of the CASPI segment is sensitive to the global economy, foreign currency exchange rates, market trends, and broader chemical cycles, particularly the olefins cycle.  The CASPI segment's specialty products, which include coatings additives, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle due to their functional performance attributes.  The commodity products, which include commodity solvents and polymers, are impacted by the olefins cycle.  The Company seeks to leverage its proprietary technologies, competitive cost structure, and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

•	Products

➢	Coatings Additives, Coalescents, and Solvents
The additives product lines consist of differentiated and proprietary products, including cellulose-based specialty polymers which enhance the aesthetic appeal and improve the performance of industrial and automotive original equipment and refinish coatings and inks.  Coalescents include products such as TexanolTM ester alcohol which improves film formation and durability in architectural latex paints, and chlorinated polyolefins which promote the adherence of paints and coatings to plastic substrates.  Solvents, which consist of ester, ketone, glycol ether, and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application.  Environmental regulations that impose limits on the emission of volatile organic compounds ("VOCs") and hazardous air pollutants continue to impact coatings formulations requiring compliant coatings raw materials.  The coatings industry is responding by promoting products and technologies designed to enable customers and end users to reduce air emissions of VOCs in compliance with state and regional regulations.  A significant portion of Eastman’s coatings additives, coalescents, and solvents are currently used in compliant coatings.  Additional products are under development to meet the growing demand for low VOC coatings.  Coatings additives, coalescents, and solvents comprised 60 percent of the CASPI segment’s total sales for 2007.

➢	Adhesives Raw Materials
The adhesives product lines consist of hydrocarbon resins, rosin resins, resin dispersions, and polymers.  These products are sold to adhesive formulators and tape and label manufacturers for use as raw materials essential in hot melt and pressure sensitive adhesives and as binders in nonwoven products such as disposable diapers, feminine products, and pre-saturated wipes.  Eastman is one of the largest manufacturers of hydrogenated gum rosins used in adhesive and chewing gum applications.  Eastman offers a very broad product portfolio of essential ingredients for the adhesives industry, and ranks as the second largest global tackifier supplier.  Demand for many adhesives products is growing faster than general economic growth, driven by use in consumable markets and substitution of other fasteners such as nails and screws with formulated adhesives.  Adhesives raw materials comprised 40 percent of the CASPI segment’s total sales for 2007.

•	Strategy and Innovation

A key element of the CASPI segment growth strategy is the continued development of innovative product offerings, building on proprietary technologies in high-growth markets and regions that meet customers’ evolving needs and improve the quality and performance of customers’ end products.  Management believes that its ability to leverage the CASPI segment's broad product line and Eastman's research and development capabilities makes it uniquely capable of offering a broad array of solutions for new and emerging markets.  The Company is making, and plans to make, high value, incremental expansions of existing CASPI manufacturing assets in an effort to ensure adequate capacity to meet growing demand for the segment's differentiated products.

The CASPI segment is focused on the expansion of the coatings additives and specialty solvents product offerings into adjacent markets and emerging economies.  The Company's global manufacturing presence positions the CASPI segment to take advantage of areas of high industrial growth, particularly in Asia from its facility in Singapore and joint venture operations in China.

The CASPI segment is also focused on the expansion of the adhesives raw materials product offerings into high-growth markets and regions by leveraging applications technology and increasing production capacity.  The segment is capturing growth in demand for specialty hydrocarbon resins through a 25 percent expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands completed in 2006.  A second expansion, adding 30 percent more capacity, is expected to be complete in early 2009.  Additionally, the CASPI segment has increased profitability within this group of product lines through cost reduction initiatives, leveraging of best manufacturing practices, and improved product mix.

The Company intends to continue to leverage its resources to strengthen the CASPI segment's innovation pipeline through improved market connect and the expanded use of proprietary products and technologies.  Although CASPI segment sales and application development are often specialized by end-use markets, developments in technology may be successfully shared across multiple end-uses and markets.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base for the CASPI segment is broad and diverse. This segment has over 1,000 customers around the world, and approximately 80 percent of its sales revenue in 2007 was attributable to approximately 80 customers.  The CASPI segment focuses on establishing long-term, customer service-oriented relationships with its strategic customers in order to become their preferred supplier and to leverage these relationships to pursue sales opportunities in previously underserved markets and expand the scope of its value-added services.  Growth in North American and European markets typically coincides with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for durable goods, packaged goods, automobiles, and housing.

•	Competition

Competition within the CASPI segment's markets varies widely depending on the specific product or product group.  Because of the depth and breadth of its product offerings, Eastman does not believe any one of its competitors presently offers all the products it manufactures within the CASPI segment.  The Company’s major competitors in the CASPI segment's markets include larger companies such as Dow Chemical Company ("Dow"), BASF SE ("BASF"), and Exxon Mobil Corporation, which may have greater financial and other resources than Eastman.   Additionally, within each CASPI segment product market the Company competes with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors.  However, Eastman does not believe that any of its competitors has a dominant position within the CASPI segment's markets.  The Company believes its competitive advantages include its level of vertical integration, breadth of product and technology offerings, low-cost manufacturing position, consistent product quality, and process and market knowledge.  In addition, Eastman attempts to leverage its strong customer base and long-standing customer relationships to promote substantial recurring business, further strengthening its competitive position.

FIBERS SEGMENT

•	Overview

In the Fibers segment, Eastman manufactures and sells EstronTM acetate tow and EstrobondTM triacetin plasticizers for use primarily in the manufacture of cigarette filters; EstronTM natural and ChromspunTM solution-dyed acetate yarns for use in apparel, home furnishings and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers. Eastman is one of the world’s two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began producing the product in the early 1950s. The Company is the world’s largest producer of acetate yarn and has been in this business for over 75 years.  The Fibers segment's manufacturing operations are primarily located at the Kingsport, Tennessee site, and also include a smaller acetate tow production plant in Workington, England which is currently being expanded.  In 2007, the Fibers segment had sales revenue of $999 million, 14 percent of Eastman's total sales.  The segment remains a strong and relatively stable cash generator for the Company.  Eastman expects that the Fibers segment will continue to have operating margins of 20 to 25 percent.

The Company’s long history and experience in the fibers markets are reflected in the Fibers segment's operating expertise, both within the Company and in support of its customers’ processes.  The Fibers segment’s expertise in internal operating processes allows it to achieve a consistently high level of product quality, a differentiating factor in the industry.  The Fibers segment's knowledge of the industry and of customers' processes allows it to assist its customers in maximizing their processing efficiencies, promoting repeat sales and mutually beneficial, long-term customer relationships.

The Company's fully integrated fiber manufacturing processes from coal-based acetyl raw materials through acetate tow and yarn provide a competitive advantage over companies whose processes are dependent on petrochemicals. In addition, management believes the Fibers segment employs unique technology that uses multiple sources of wood pulp as raw material.  As a result, the segment has qualified all major high-purity wood pulp suppliers that make pulp suitable for acetate fibers.  Despite consolidation in the fiber-grade pulp market in recent years, the Fibers segment believes it has dependable sources of pulp supply.  The Fibers segment management believes that these factors combine to make it an industry leader in reliability of supply and cost position.  In addition to the cost advantage of being coal-based, the Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, acetate flake supply in excess of internal needs, a reputation for customer service excellence and a strong customer base characterized by long-term customer relationships.  The Company intends to continue to capitalize and build on the strengths to improve the strategic position of its Fibers segment.

Profitability in the Fibers segment is largely driven by industry structure with relatively limited numbers of customers and suppliers. While the Fibers segment is affected by customer buying patterns on a quarter to quarter basis, the segment has generated and is expected to continue to generate consistently strong annual cash flow and operating earnings.

•	Products
➢	Acetate Tow
Eastman manufactures acetate tow under the EstronTM trademark according to a wide variety of customer specifications, primarily for use in the manufacture of cigarette filters.  Acetate tow is the largest sales product of the Fibers segment.  Worldwide demand for acetate tow is expected to continue to increase by approximately 3 percent per year through 2010, with higher growth rates in Asia and Eastern Europe, further contributing to the already high capacity utilization rates in the industry.

➢         Acetate Yarn
The Company manufactures acetate filament yarn under the EstronTM and ChromspunTM trademarks in a wide variety of specifications.  Consisting of pure cellulose acetate, EstronTM acetate yarn is available in bright and dull luster and is suitable for subsequent dyeing in the fabric form.  ChromspunTM acetate yarn is solution-dyed in the manufacturing process and is available in more than 20 colors.  These products are used in fabrics for apparel, home furnishings, and industrial applications. From a retail customer’s perspective, garments containing acetate yarn are noted for their rich colors, silky feel, supple drape, breathability, and comfort.

➢	Acetyl Chemical Products
The Fibers segment's acetyl chemical products sold primarily to other acetate fiber producers include cellulose diacetate flake, acetylation-grade acetic acid, and acetic anhydride.  Each is used as a raw material for the production of cellulose acetate fibers.  The Fibers segment also markets acetyl-based triacetin plasticizers under the EstrobondTM trademark, generally for use by cigarette manufacturers as a bonding agent in cigarette filters.

•	Strategy and Innovation

➢	Growth
In the Fibers segment, Eastman is leveraging its strong customer relationships and knowledge of the industry to identify growth options.  These growth options are enabled by its excess acetate flake capacity at the Kingsport, Tennessee site.  The capacity expansion of the Company's acetate tow plant in Workington, England, announced in 2006, is underway and expected to be completed in the second half of 2008, expanding Eastman's world-wide capacity by five percent.  The location of this site will serve existing customers in Western Europe and the growing demand in Eastern Europe.  The acetate flake for the capacity expansion will be supplied by existing flake capacity in Kingsport, Tennessee.  The Company is also exploring options for new acetate tow capacity in Asia, a major growth region.  The Company would plan to supply acetate flake for this expansion from its Kingsport, Tennessee site.

➢	Continue to Capitalize on Fibers Technology Expertise
The Fibers segment intends to continue to make use of its capabilities in fibers technology to maintain a strong focus on incremental product and process improvements, with the goals of meeting customers' evolving needs and improving the segment's manufacturing process efficiencies.

➢	Maintain Cost-Effective Operations and Consistent Cash Flows and Earnings
The Fibers segment intends to continue to operate in a cost effective manner, capitalizing on its technology, scale and vertical integration, and to make further productivity and efficiency improvements through continued investments in research and development.  The Company plans to continue to reinvest in the Fibers business to sustain consistently strong earnings and cash flows.

➢	Research and Development
The Company's Fibers segment research and development efforts focus on process and product improvements, as well as cost reduction, with the objectives of increasing sales and reducing costs.  Recent Fibers segment research and development successes are fiber product advancements that allow improved processability on customers’ equipment and improved packaging designs.  The Fibers segment also conducts research to assist acetate tow customers in the effective use of the segment's products and in the customers’ product development efforts.

•	Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 170 companies in the tobacco, textile, and acetate fibers industries.  Eastman's Fibers segment customers are located in all regions of the world.  The largest 20 customers within the Fibers segment include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.  These top 20 customers accounted for about 80 percent of the segment’s total sales revenue in 2007.  The segment maintains a strong position in acetate tow exports to China, one of the largest and fastest growing markets in the world.

•	Competition

Eastman is the second largest acetate tow manufacturer in the world.  Competitors in the fibers market for acetate tow include three global companies, Celanese Corporation ("Celanese"), Rhodia S.A., and Daicel Chemical Industries Ltd ("Daicel"); and two regional companies in Asia, SK Chemicals Co. ("SK"), Ltd., and Mitsubishi Rayon Co., Ltd. ("Mitsubishi Rayon").  In the acetate tow market, two major competitors, Celanese and Daicel, have joint venture capacity in China.  Modest acetate tow capacity expansions begun in 2007 included Eastman's Workington, England expansion and an expansion by a Japanese acetate tow manufacturer.   However, current global capacity utilization rates are expected to remain high as the rate of world-wide growth in demand for acetate tow is projected to exceed the announced capacity expansions.

In the segment's acetate yarn business, major competitors include five companies that target multi-regional markets, Industrias del Acetato de Celulosa S.A. ("INACSA"), SK, Mitsubishi Rayon, UAB Korelita, and Novaceta SpA.   Eastman is the world leader in acetate yarn production and the only acetate yarn producer vertically integrated to acetate flake production, the main raw material for acetate fiber production.  Eastman is the only acetate yarn producer in North America.

PCI SEGMENT

•	Overview

The Company’s PCI segment manufactures diversified products that are sold externally, as well as used internally by other segments.  The PCI segment's earnings are highly dependent on how the Company chooses to optimize the acetyl stream and the olefins stream.  In 2007, the PCI segment had sales revenue of $2.1 billion, 31 percent of Eastman’s total sales.

Many of the segment's products are affected by the olefins cycle.  This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply.  Demand, in turn, is based on general economic conditions, raw material and energy prices, and other factors beyond the Company’s control.  Future PCI segment results will continue to fluctuate from period to period due to these changing economic conditions.  The Company expects the PCI segment typically to have a range of operating margins between 5 percent and 10 percent through the olefins cycle.

Eastman shut down the first of three cracking units as part of the staged phase-out of its three older cracking units in Longview, Texas in fourth quarter 2007.  Shutdown timing for the remaining two units will depend on market conditions and is expected to result in continued accelerated depreciation costs over the next twelve months.  In addition, as part of the sale of the Performance Polymers segment's polyethylene business, the Company agreed to supply ethylene to the buyer.  These sales of ethylene, previously used internally as a raw material, are reported in the PCI segment.

•	Products

The PCI segment offers over 135 products that include intermediates based on oxo and acetyl chemistries, and performance chemicals.  The PCI segment's 2007 sales revenue was approximately 65 percent olefin-based, 15 percent acetyl-based, and 20 percent from performance and other chemicals.  Approximately 74 percent of the PCI segment's sales revenue is generated in North America.  Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors.  The Company's PCI segment is the largest marketer of acetic anhydride in the United States, an intermediate that is a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products.  Eastman manufactures one of the world's broadest ranges of products derived from oxo aldehydes.  The PCI segment’s other intermediate products include plasticizers and glycols.  Many of the intermediates products in the PCI segment are priced based on supply and demand of substitute and competing products.  In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base.

The PCI segment also manufactures performance chemicals, complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for pharmaceutical, fiber, and food and beverage ingredients, which are typically used in specialty market applications.  These specialty products are typically priced based on the amount of value added rather than supply and demand factors.

•	Strategy and Innovation

To build on and maintain its status as a low cost producer, the PCI segment continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings.  Through the PCI segment, the Company maximizes the advantage of its highly integrated and world-scale manufacturing facilities. For example, the Kingsport, Tennessee manufacturing facility allows the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks. At the Longview, Texas manufacturing facility, Eastman's PCI segment uses its proprietary oxo-technology in the world’s largest single-site, oxo aldehyde manufacturing facility to produce a wide range of alcohols, esters, and other derivative products utilizing propane and local ethane supplies, as well as purchased propylene.  These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the PCI segment to remain cost competitive with, and for some products cost-advantaged over, its competitors.

The PCI segment selectively focuses on continuing to develop and access markets with high-growth potential for the Company’s chemicals.  The Company engages in customer-focused research and development initiatives in order to develop new PCI products and find additional applications for existing products. The Company is currently focusing these efforts on applications in the personal care market and markets using plasticizers.  The Company also evaluates licensing opportunities for acetic acid and oxo derivatives on a selective basis, and has recently licensed technology to produce acetyl products to Saudi International Petrochemical Company in Saudi Arabia and to Chang Chung Petrochemical Company in Taiwan.

•	Customers and Markets

The PCI segment’s products are used in a variety of markets and end uses, including agrochemical, automotive, beverages, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles, and industrials.  The Company believes its position in many of these markets is being positively affected by the current olefins upcycle.  However, the strength of product-specific olefin derivative markets will vary widely based upon prevailing supply and demand conditions.  An important trend within the PCI segment's markets is a tendency toward increased regionalization of key markets, especially for acetyl and olefins products, due to increased transportation costs.  Additionally, the PCI segment is engaged in continuous efforts to optimize product and customer mix.  Approximately 80 percent of the PCI segment’s sales revenue in 2007 was from 90 out of approximately 1,120 customers worldwide.

•	Competition

Historically, there have been significant barriers to entry for potential competitors in the PCI segment's major product lines, primarily due to the fact that the relevant technology has been held by a small number of companies.  As this technology has become more readily available, competition from multinational chemical manufacturers has intensified.  Eastman competes with these and other producers primarily based on price, as products are interchangeable, but also on technology, marketing, and services.  Eastman’s major competitors in this segment include large multinational companies such as Dow, Celanese, BASF, and Exxon Mobil Corporation.  While some competitors in PCI's product markets may have greater financial resources than Eastman, the Company believes it maintains a strong competitive position due to the combination of its scale of operations, breadth of product line, level of integration, and technology leadership.

PERFORMANCE POLYMERS SEGMENT

•	Overview

In 2007, the Performance Polymers segment had sales revenue of $1.4 billion, 21 percent of the Company’s total sales.  The segment is comprised primarily of the Company's PET product lines, and also includes various polymer intermediate derivatives.

The segment is being restructured and the Company expects substantially to improve the segment's profitability, in part enabled by IntegRexTM technology.

The Company continues to make significant progress with its proprietary IntegRexTM technology for manufacturing PET.  In the first quarter 2007, the Company's new PET manufacturing facility utilizing IntegRexTM technology became fully operational after coming online during fourth quarter 2006.   In 2007, with this new IntegRexTM technology, the Company validated its earlier estimates of conversion and capital cost savings of approximately 50 percent compared to conventional PET technology.  In addition, the Company demonstrated an operating rate for its PET manufacturing facility utilizing IntegRexTM technology of greater than 120 percent of the nameplate capacity of 350,000 metric tons.  ParaStarTM PET resins, enabled by IntegRexTM technology, were widely accepted in the marketplace during 2007.  The Company is also actively pursing licensing opportunities of its IntegRexTM technology.

In 2007, the Company also made significant progress on strategic actions for underperforming PET assets outside the United States.  In the second quarter, the Company completed the divestiture of its PET manufacturing site in Spain.  During the fourth quarter 2007, the Company entered into definitive agreements to divest its PET polymers and PTA facilities in the Netherlands and the PET facility in the United Kingdom and related businesses, and expects to complete the sale in first quarter 2008.  Because the Company is exiting the PET business in the European region, results from sales of PET products manufactured at the Spain, the Netherlands, and United Kingdom sites are presented as discontinued operations and are not included in results from continuing operations.  Also during the fourth quarter 2007, the Company completed the divestiture of its PET manufacturing sites in Mexico and Argentina.  In 2007, sales revenue from the Mexico and Argentina PET manufacturing facilities was $413 million and the operating loss from those sales was $127 million, which included $115 million in asset impairments and restructuring charges.  Combined, the PET manufacturing facilities outside the U.S. being divested represent over 850,000 metric tons, approximately 55 percent of Eastman's PET capacity.  After divesting the PET manufacturing facilities in the Netherlands and England, Eastman will have no PET manufacturing capacity outside the United States.  For 2007, the segment's operating loss from continuing operations was $207 million, including accelerated depreciation costs of $29 million and asset impairments and restructuring charges of $113 million.

In 2008, the Company expects to continue to take actions to improve the operating results of the Performance Polymers segment through innovation and strategic actions.  The Company expects to shut down 300,000 metric tons of higher cost assets by mid-year 2008 after having shut down 100,000 metric tons of higher cost PET assets during 2007, some of which will be converted to SP segment production.  As a result of the changes in the asset base at the South Carolina facility, the Company expects to reduce annual costs at the South Carolina site by more than $30 million.  The Company also expects to debottleneck the PET capacity using IntegRexTM technology in South Carolina by 50 percent above nameplate capacity which will add an additional 175,000 metric tons of new capacity by year end 2008.  As a result of these actions, the Performance Polymers segment will have total PET capacity of approximately 735,000 metric tons, all based in North America.  Of the remaining capacity, over 60 percent will be based on IntegRexTM technology which provides an advantaged cost position in the industry.  Following these actions, Eastman expects typical Performance Polymers segment operating margins of approximately 10 percent.

Pricing and profitability are strongly affected by raw material costs and capacity utilization.  PET global supply has exceeded demand since 1997 as a result of capacity being introduced into the market at a rate exceeding that of demand growth.  While the demand for PET continues to increase steadily, excess capacity, particularly in Asia, remains.  Excess Asian capacity and related exports are expected to continue to have an adverse impact on PET pricing and profitability worldwide and in the North American Free Trade Agreement ("NAFTA") region.

•	Products

➢	PET
PET is used in beverage and food packaging and other applications such as personal care and cosmetics packaging, health care and pharmaceutical uses, household products, and industrial packaging applications.  PET offers fast and easy processing, superb clarity, excellent colorability and color consistency, durability and strength, impact and chemical resistance, and high heat stability.  Packages made from PET are characterized by their light weight, high strength, durability, clarity, low cost, safety, and recyclability.

•	Strategy and Innovation

➢	Growth
In first quarter 2007, the Company's PET manufacturing facility based on IntegRexTM technology became fully operational with a capacity of 350,000 metric tons.  The facility produces ParaStarTM, the next generation PET resins. The facility has demonstrated run-rates above nameplate capacity and the Company plans to debottleneck it by the end of 2008 by 175,000 metric tons for a total capacity of 525,000 metric tons of ParaStarTM PET.  The Company continues to pursue options to create value from its IntegRexTM technology, primarily by actively pursing licensing opportunities.

➢	Innovation
The Performance Polymers segment expects to continue to provide customers with innovative new products and incremental improvements in existing products.  Eastman currently maintains the industry’s broadest product offering for PET polymers including ParaStarTM next generation PET resins for carbonated soft drink packaging enabled by IntegRexTM technology, AquaTM polymer for the water bottle market, HeatwaveTM polymer for hotfill markets, and VitivaTM polymer for ultraviolet light sensitive applications.

➢	Research and Development

Eastman directs its research and development efforts in the Performance Polymers segment toward three key objectives:

•	Lowering manufacturing costs through process technology innovations and process improvement efforts;
•
Developing new products and services in PET polymers that both meet customers' fitness for use requirements and are protective of the environment through applications research and customer feedback; and

•	Enhancing product quality by improvements in manufacturing technology and processes.

The Company's Performance Polymers research and development efforts resulted in its IntegRexTM technology, a breakthrough innovation in the integrated manufacturing of paraxylene to PET resin, specifically designed for packaging applications.  During 2007, the Company validated that PET produced utilizing IntegRexTM technology yields over 50 percent manufacturing cost savings and 50 percent capital cost savings compared to conventional PET manufacturing and capital costs.

Enabled by IntegRexTM technology, ParaStarTM next generation PET resins offer Eastman's customers significant advantages in the performance and delivered cost of their packages, including higher clarity and lower energy use in conversion from pellets to containers.

•	Customers and Markets

Approximately 40 PET customers within the Performance Polymers segment accounted for more than 80 percent of the segment’s total sales revenue from continuing operations in 2007.  With the completion of strategic actions, the segment will primarily serve customers in the NAFTA market.  These customers are primarily PET container suppliers to large volume beverage markets such as carbonated soft drinks, water, and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids, and household products.  In 2007, the worldwide market for PET, including containers, film and sheet, was approximately 14 million metric tons including 4 million metric tons in the NAFTA market.  Demand for PET has grown steadily over the past several years, driven by the preference for recyclable, single-serve containers and as a substitute for glass and aluminum.  PET has already made significant inroads in soft drink and water bottles, and producers are currently targeting markets such as hot-fill soups and sauces and containers for beer.  Demand in the NAFTA market for PET is expected to grow by approximately 200 thousand metric tons annually over the next several years.

•	Competition

The Company's PET product lines compete to a large degree on price in a capital intensive industry.  Profitability is dependent on attaining low cost positions through technology innovation, manufacturing scale, capacity utilization, access to reliable and competitive utilities, energy and raw materials, and efficient manufacturing and distribution processes.

The Company's PET production is vertically integrated back to the raw material paraxylene.  This gives Eastman a cost advantage and reliable intermediate supply.

As a result of recent strategic actions, the Performance Polymers segment competes primarily in the NAFTA region markets.  Major competitors in the NAFTA region for the Performance Polymers segment include DAK Americas LLC, Indorama Group, Invista, Mossi & Ghisolfi Group, Nan Ya Plastics Corporation, and Wellman Inc., as well as Asian PET exporters.

SP SEGMENT

•	Overview

In the SP segment, the Company produces and markets highly specialized copolyesters and cellulosic plastics that possess differentiated performance properties for value-added end uses.  In 2007, the SP segment had sales revenue of $872 million, approximately 13 percent of Eastman’s total sales.

Eastman has the ability within its SP segment to modify its polymers and plastics to control and customize their final properties, creating numerous opportunities for new application development, including the expertise to develop new materials and new applications starting from the molecular level in the research laboratory to the final designed application.  In addition, the SP segment has a long history of manufacturing excellence with strong process improvement programs providing continuing cost reduction.

The Company expects the SP segment to have gross margins of approximately 25 percent with sales revenue growth of 7 to 8 percent annually.  In 2007, the operating margin for the SP segment was 7 percent as the Company continued to invest in growth initiatives.  Over time, management expects SP segment operating margins of 10 to 15 percent.

•	Products

The SP segment consists of two primary product lines – specialty copolyesters and cellulosics.  Eastman estimates that the market growth for copolyesters will continue to be higher than general economic growth due to ongoing specialty copolyester material innovations and displacement opportunities.  Eastman believes that cellulosic materials will grow at the rate of the economy in general, with the strong demand for cellulose esters in liquid crystal displays more than offsetting the decline in legacy photographic markets.  The SP segment's specialty copolyesters are currently produced in Kingsport, Tennessee and Kuantan, Malaysia.  Rationalized PET lines are currently being converted to produce specialty copolyesters in Columbia, South Carolina.  Cellulosics products are produced in Kingsport, Tennessee.

➢	Specialty Copolyesters

Specialty copolyesters accounted for approximately 79 percent of the SP segment’s 2007 sales revenue.  Eastman’s specialty copolyesters, which generally are based on Eastman's market leading supply of cyclohexane dimethanol ("CHDM") modified polymers, typically fill a market position between polycarbonates and acrylics.  Polycarbonates traditionally have had some superior performance characteristics, while acrylics have been less expensive.  Specialty copolyesters combine superior performance with competitive pricing and are being substituted for both polycarbonates and acrylics.

Specialty copolyesters are sold into a wide range of markets and applications including specialty packaging (medical and electronic component trays, shrink label films, general purpose packaging, and multilayer films); in-store fixtures and displays (point of purchase displays including indoor sign and store fixtures); consumer and durable goods (appliances, housewares, toys, and sporting goods); medical goods (disposable medical devices, health care equipment and instruments, and pharmaceutical packaging); personal care and consumer packaging (food and beverage packaging and consumer packaging); photographic film, optical film, fibers/nonwovens, tapes/labels, and liquid crystal displays ("LCD").

In November 2007, Eastman commercialized a new family of high-temperature copolyester products, Eastman TritanTM copolyester.  This new copolyester innovation offers a combination of chemical and temperature resistance that enables the SP segment to create new material solutions in markets and applications that the SP segment's current copolyesters have insufficient properties to meet.

➢	Cellulosic Plastics

Cellulosics and cellulosic plastics accounted for approximately 21 percent of the SP segment’s 2007 sales revenue.  Sold under the TeniteTM brand, these products are known for their excellent balance of properties - toughness, hardness, strength, surface gloss, clarity, chemical resistance, and warmth to the touch.  This product line includes TeniteTM acetate, TeniteTM butyrate and TeniteTM propionate flake and polymers, as well as a family of colored products for each line.

In 2006, Eastman commercialized a new family of cellulosic polymers, VisualizeTM cellulosics, for the LCD market. Sales from these products continued to grow at double digit rates through 2007 and are expected to show similar growth in 2008.

•	Strategy and Innovation

The SP segment is focused on delivering consistent gross margins and reinvesting for continued growth.  The Company continues to leverage the advantages of being an integrated polyester manufacturer and will continue to pursue opportunities within the integrated polyester stream.  The Company is utilizing rationalized PET assets to reduce SP copolyester conversion costs and expand production with larger scale assets.  The Company is also pursuing options to increase capacity for its cellulose ester products to support continued demand in key markets such as LCD.

The SP segment continues to pursue growth by investing in marketing, research and development, and manufacturing to meet the needs of the global marketplace.  Recent innovations include VisualizeTM  cellulose esters for the LCD market and Eastman TritanTM copolyester for markets and applications requiring the advantages of traditional copolyesters, such as clarity and chemical resistance, along with higher heat resistance, improved design flexibility, and ease of processing.

The LCD market is a developing growth market for the SP segment.  The Company is investing in the development of copolyester and cellulosic-based product solutions for this high-growth market, with the objective of becoming a strategic raw material supplier in the LCD market.

•	Customers and Markets

The customer base in the SP segment is broad and diverse, consisting of approximately 640 companies worldwide in a variety of industries.  Approximately 80 percent of the SP segment’s 2007 sales revenue was attributable to approximately 70 customers.  The SP segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles.  By doing so, it is better able to understand its customers’ needs as those customers develop new products, and more effectively bring new solutions to market.

•	Competition

The SP segment competes in the market for plastics that meet specific performance criteria, typically determined on an application-by-application basis and often by OEMs rather than by resin converters.  Product development in the SP segment is dependent upon Eastman’s ability to design plastics products that achieve performance characteristics specified by its customers, while providing a better value proposition than alternative materials such as polycarbonate and acrylic.  Increases in market share are gained through the development of new applications, substitution of plastic for other materials, and displacement of other plastic resins in existing applications.

Competition in the SP segment varies as a function of where the products are in their life cycle.  The SP segment believes that it maintains competitive advantages throughout the product life cycle.  At product introduction, the segment’s breadth of offerings combined with its research and development capabilities and customer service orientation enable it quickly to bring a wide variety of products to market.  As products enter the growth phase of the life cycle, the SP segment is able to continue to leverage its product breadth by receiving sales revenue from multiple sources, as well as retaining customers from long-term relationships.  As products become price sensitive, the SP segment can take advantage of Eastman's scale of operations, including conversion of rationalized PET assets, and vertical integration to maintain a superior product conversion cost position.

Eastman’s primary competitors for copolyesters include Bayer AG, Dow, SK Chemical Industries, Saudi Basic Industries Corporation ("SABIC"), and Nova Chemicals Corporation.  Competition for cellulose esters is primarily from other producers of cellulose ester polymers such as Acetati SpA and Daicel.

CORPORATE INITIATIVES - INDUSTRIAL GASIFICATION

In addition to the business segments, the Company manages certain costs and initiatives at the corporate level, including certain research and development costs not allocated to any one operating segment.  The most significant corporate initiative is industrial gasification, which consists of producing cost-advantaged chemicals from coal or petroleum coke.  The Company was the first to operate a commercial coal gasification facility in the United States in 1983 at its headquarters in Kingsport, Tennessee and has achieved industry-leading reliability and production capacity performance since that time.  The Company has developed significant operating experience and other know-how as well as proprietary intellectual property related to industrial gasification for the last quarter century.  The gasification initiatives are intended to leverage the Company's operational expertise and exploit the continued high price spread between coal and petroleum coke compared to oil and natural gas, and the chemicals derived from them.  The initiatives are intended to drive long-term growth in overall profitability and sales revenue for the Company.

As part of these initiatives, the Company has announced its role in two major industrial gasification projects.  One of these will be located in Beaumont, Texas and will use petroleum coke as the primary feedstock to produce hydrogen, methanol, and ammonia.  Eastman is the developer of the project and is co-investor with Green Rock Energy, L.L.C., a company formed by the D.E. Shaw Group and Goldman, Sachs & Co.  Capital costs for the total project are expected to be approximately $1.6 billion, and Eastman and Green Rock each has a 50 percent equity stake in the project.  Eastman will be responsible for operating, maintaining, and providing other site management services for the facility.  Air Products and Chemicals, Inc. has signed a letter of intent to purchase hydrogen produced by the facility and Eastman intends to purchase synthesis gas for methanol production, both on a long-term basis. The project entity has signed a letter of intent with a company that intends to take the carbon dioxide and use it for enhanced oil recovery, which would then be sequestered.  Front-end engineering and design, being provided by Fluor Corporation, is expected to be completed in the second half of 2008.  Project financing is expected to be obtained by the end of 2008.  Construction is scheduled to begin in early 2009, with the project expected to be online in 2011.

Eastman also plans to participate in a project sponsored by Faustina Hydrogen Products, L.L.C. which will use petroleum coke as the primary feedstock to make anhydrous ammonia and methanol.  Faustina Hydrogen Products is primarily owned by Green Rock Energy, L.L.C.  The Company intends to take a 25 percent or greater equity position in the project, provide operations, maintenance, and other site management services, and purchase methanol under a long-term contract.  Capital costs for the facility are estimated to be approximately $1.6 billion.  Project financing is expected to be obtained by the end of 2008.  The facility will be built in St. James Parish, Louisiana and is expected to be complete by 2011.

The Company also continues work on development of additional industrial gasification projects and to make progress on research and development for converting gasification-derived synthesis gas and methanol to other chemicals that are of strategic interest.

In 2007, funding for corporate initiatives was $47 million compared with $43 million in 2006.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sales, Marketing, and Distribution

The Company markets products primarily through a global sales organization which has a presence in the United States and in over 35 other countries around the world.  Eastman has a number of broad product lines which require a sales and marketing strategy that is tailored to specific customers in order to deliver high quality products and high levels of service to all of its customers worldwide.  Technical expertise and process knowledge are critical in determining the application of products for a particular customer.  Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its five operating segments, Eastman is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals and plastics.

The Company's products are also marketed through indirect channels, which include distributors.  Non-U.S. sales tend to be made more frequently through distributors than U.S. sales.  The Company's customers throughout the world have the choice of obtaining products and services through Eastman's website, www.eastman.com, through any of its global customer service centers, or through any of Eastman's direct sales force or independent distributors.

The Company’s products are shipped to customers directly from Eastman's manufacturing plants, as well as from distribution centers worldwide.

Sources and Availability of Raw Materials and Energy

Eastman purchases a substantial portion, estimated to be approximately 80 percent, of its key raw materials and energy through long-term contracts, generally of three to five years initial duration with renewal or cancellation options for each party.  Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle.  The cost of raw materials and energy is generally based on market price at the time of purchase, although derivative financial instruments, valued at quoted market prices, have been utilized to mitigate the impact of short-term market price fluctuations.  Key raw materials and purchased energy include propane, ethane, paraxylene, ethylene glycol, PTA, natural gas, coal, cellulose, methanol, electricity, and a wide variety of precursors for specialty organic chemicals.  The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of the supplier selection process.  When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans designed to minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements.  However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure.  Eastman’s operations or products have been in the past and may be in the future, at times, adversely affected by these factors.  The Company’s cost of raw materials and energy as a percent of total cost of operations was estimated to be approximately 70 percent for 2007, compared with 70 percent in 2006 and 65 percent in 2005.

Capital Expenditures

Capital expenditures were $518 million, $389 million, and $343 million for 2007, 2006, and 2005, respectively.  The increased capital spending in 2007 was primarily due to investment in strategic initiatives, particularly in the Performance Polymers and SP segments.  The Company expects that 2008 capital spending will be above $600 million as it funds previously disclosed growth projects.   These initiatives include debottlenecking the South Carolina manufacturing facility utilizing IntegRexTM technology,  completing the front end engineering and design for the two industrial gasification projects,  increasing capacity of cellulose triacetate ("CTA") for LCD screens and increased capacity for Eastman TritanTM copolyester in the SP segment, and completing the acetate tow expansion in Workington, England in the Fibers segment.

Employees

Eastman employs approximately 10,800 men and women worldwide, including approximately 300 associated with discontinued operations.  Approximately 5 percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced.  The top 100 customers accounted for approximately 65 percent of the Company's 2007 sales revenue.

Intellectual Property and Trademarks

While the Company’s intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret.  As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns over 800 active United States patents and more than 1,500 active foreign patents, expiring at various times over several years, and also owns over 3,000 active worldwide trademark applications and registrations.  The Company’s intellectual property relates to a wide variety of products and processes.  With two recent significant research and development innovations, Eastman continues actively to protect its intellectual property.  In support of the development of the IntegRexTM technology, the Company has filed over 165 patent applications.   In support of the development of Eastman TritanTM copolyester, the Company has filed over 70 patent applications.  Eastman cannot assure that a patent will be granted from every application filed.  As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot assure that it will be able to adequately protect its intellectual property assets.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to core businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.  To date, efforts have been centered on acetyls technology in the PCI segment.  The Company is actively pursing licensing opportunities for its IntegRexTM technology in the Performance Polymers segment.

Research and Development

For 2007, 2006, and 2005, Eastman’s research and development expenses totaled $156 million, $155 million, and $150 million, respectively.  Research and development expenses in 2008 are expected to remain consistent with 2007 as the Company continues to progress on corporate initiatives.

Environmental

Eastman is subject to laws, regulations, and legal requirements relating to the use, storage, handling, generation, transportation, emission, discharge, disposal, and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business.  These health, safety, and environmental considerations are a priority in the Company’s planning for all existing and new products and processes.  The Health, Safety, Environmental and Security Committee of Eastman’s Board of Directors reviews the Company's policies and practices concerning health, safety, and the environment and its processes for complying with related laws and regulations, and monitors related matters.

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

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated.  In some instances, the amount cannot be reasonably estimated due to insufficient information, particularly as to the nature and timing of future expenditures.  In these cases, the liability is monitored until such time that sufficient data exists.  With respect to a contaminated site, the amount accrued reflects the Company’s assumptions about remedial requirements at the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations, and testing requirements could result in higher or lower costs.

The Company's cash expenditures related to environmental protection and improvement were estimated to be approximately $209 million, $214 million, and $198 million in 2007, 2006, and 2005, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies", and 13, "Environmental Matters", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

Backlog

On January 1, 2008, Eastman’s backlog of firm sales orders was estimated to be approximately $367 million compared with approximately $290 million at January 1, 2007.  All orders are expected to be filled in 2008.  The Company manages its inventory levels to control the backlog of products depending on customers' needs.  In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Financial Information About Geographic Areas

For sales revenue and long-lived assets by geographic areas, see Note 23, "Segment Information", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

Available Information – SEC Filings and Corporate Governance Materials

The Company makes available free of charge, through the "Investors – SEC Filings" section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the "SEC").  Once filed with the SEC, such documents may be read and/or copied at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Eastman Chemical Company, that electronically file with the SEC at www.sec.gov.

The Company also makes available free of charge, through the "Investors – Corporate Governance" section of its internet website (www.eastman.com), the Corporate Governance Guidelines of its Board of Directors, the charters of each of the committees of the Board, and codes of ethics and business conduct for directors, officers and employees.  Such materials are also available in print upon the written request of any stockholder to Eastman Chemical Company, P.O. Box 431, Kingsport, Tennessee 37662-5280, Attention: Investor Relations.

Stockholder Information

Corporate Offices Address: See Cover Page to this Form 10-K
Telephone: 877-EMN-INFO (877-366-4636)
Corporate Website: www.eastman.com

Annual Meeting:
Toy F. Reid Employee Center
Kingsport, Tennessee
Thursday, May 1, 2008
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
59 Maiden Lane
New York, NY 10038
In the United States: 800-937-5449
Outside the United States: (1) 212-936-5100 or (1) 718-921-8200
Website: www.amstock.com

New York Stock Exchange and Securities and Exchange Commission Certifications

In 2007, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Eastman Chemical Company of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.  In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the year ended December 31, 2007, the Chief Executive Officer's and the Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part II – Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors" of this 2007 Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

J. Brian Ferguson, age 53, is Chairman of the Board and Chief Executive Officer.  Mr. Ferguson joined the Company in 1977.  He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1996, was named President, Eastman Chemical Asia Pacific in 1998, became President, Polymers Group in 1999, became President, Chemicals Group in 2001, and was elected to his current position in 2002.

James P. Rogers, age 56, is President of Eastman Chemical Company and Chemicals & Fibers Business Group Head.  Mr. Rogers was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003.  Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002, was also appointed Chief Operations Officer of Eastman Division.  He was appointed to his current position in 2006.  Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation ("GAF").  He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Gregory O. Nelson, age 56, is Executive Vice President and Polymers Business Group Head.  Dr. Nelson joined Eastman in 1982 as a research chemist and held a number of positions in the research and development organization.  He became Director, Polymers Research Division in 1995 and was named Vice President, Polymers Technology in 1997.  He was appointed as Chief Technology Officer in 2001 and named Senior Vice President in 2002. He was appointed to his present position in 2006.

Mark J. Costa, age 41, is Senior Vice President, Corporate Strategy & Marketing.  Prior to joining Eastman on June 1, 2006, Mr. Costa was a senior partner within Monitor Group's integrated North American and global client service networks. He joined Monitor in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries, including specialty and commodity chemicals, electricity, natural gas and truck/auto manufacturing.

Theresa K. Lee, age 55, is Senior Vice President, Chief Legal Officer and Corporate Secretary.  Ms. Lee joined Eastman as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997.  She became Vice President, General Counsel, and Corporate Secretary of Eastman in 2000 and was appointed to her current position in 2002.

Richard A. Lorraine, age 62, joined Eastman in November 2003 as Senior Vice President and Chief Financial Officer.  Mr. Lorraine served as Executive Vice President and Chief Financial Officer of Occidental Chemical Corporation from 1995 until 2003, and at ITT Automotive Group as President of the Aftermarket Group from 1990 to 1995 and Vice President and Chief Financial Officer from 1985 to 1990.  Mr. Lorraine started his career with Westinghouse Electric Corporation, where he held various financial positions.

Ronald C. Lindsay, age 49, is Senior Vice President and Chief Technology Officer.  He joined Eastman in 1980 and held a number of positions in manufacturing and business organizations.  In 2003, Mr. Lindsay was appointed Vice President and General Manager of the Intermediates Business Organization and in 2005 he became Vice President, Performance Chemicals Business.  He was appointed to his current position in April 2006.

Norris P. Sneed, age 52, is Senior Vice President, Human Resources, Communications and Public Affairs.  Mr. Sneed joined the Company in 1979 as a chemical engineer.  In 1989, he was assigned to Eastman’s Arkansas Operations where he was superintendent for different manufacturing and new business development departments.  In 1997, he served as assistant to the Chief Executive Officer.  He was named managing director for Eastman’s Argentina operations in 1999, Vice President of Organization Effectiveness in 2001, and was appointed to his current position in June 2003.

Curtis E. Espeland, age 43, is Vice President, Finance, and Chief Accounting Officer.  Mr. Espeland joined Eastman in 1996, and has served in various financial management positions, including Controller; Director of Corporate Planning and Forecasting; Director of Financial Services, Asia Pacific; and Director of Internal Auditing.  He has served as the Company's Chief Accounting Officer since December 2002.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP.

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2007, Eastman operated thirteen manufacturing sites in eight countries. Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions, however none of the principal plants are substantially idle. The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth. These plants are generally well maintained, in good operating condition, and suitable and adequate for their use. Unless otherwise indicated, all of the properties are owned. The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	CASPI	PCI	SP	Performance Polymers	Fibers

USA
Jefferson, Pennsylvania	x
Columbia, South Carolina			x	x
Kingsport, Tennessee	x	x	x	x	x
Longview, Texas	x	x	x
Franklin, Virginia(1)	x
Europe
Workington, England (2)				x	x
Middelburg, the Netherlands	x
Rotterdam, the Netherlands (1) (2)				x
Llangefni, Wales		x
Asia Pacific
Kuantan, Malaysia (1)			x
Jurong Island, Singapore (1)	x	x
Zibo City, China(3)	x	x
Latin America
Uruapan, Mexico	x

(1)	Indicates a location that Eastman leases from a third party.
(2)	Rotterdam, the Netherlands and the Performance Polymers portion of the Workington, England facility are included in assets held for sale at December 31, 2007.
(3)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

In addition, Eastman has a 50 percent interest in Primester, a joint venture that manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant. The production of cellulose acetate is an intermediate step in the manufacture of acetate tow and other cellulose acetate based products. The Company also has a 50 percent interest in a manufacturing facility in Nanjing, China. The Nanjing facility produces EastotacTM hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants. EastotacTM hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications.

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

A summary of properties, classified by type, is included in Note 4, "Properties and Accumulated Depreciation",  to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the asbestos litigation (described below), will have a material adverse effect on its overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.

Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos at Eastman’s manufacturing sites.  More recently, certain plaintiffs have claimed exposure to an asbestos-containing plastic, which Eastman manufactured in limited amounts between the mid-1960s and the early 1970s.

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

Middelburg (Netherlands) Environmental Proceeding

In June 2005, Eastman Chemical Middelburg, B.V., a wholly owned subsidiary of the Company (the "Subsidiary"), received a summons from the Middelburg (Netherlands) District Court Office to appear before the economic magistrate of that District and respond to allegations that the Subsidiary's manufacturing facility in Middelburg had exceeded certain conditions in the permit that allows the facility to discharge wastewater into the municipal wastewater treatment system. The summons proposed penalties in excess of $100,000 as a result of the alleged violations. A hearing in this matter took place on July 28, 2005, at which time the magistrate bifurcated the proceeding into two phases: a compliance phase and an economic benefit phase. With respect to the compliance phase, the magistrate levied a fine of less than $100,000. With respect to the economic benefit phase, where the prosecutor proposed a penalty in excess of $100,000, the district court in November 2006 assessed against the Subsidiary a penalty of less than $100,000.  The prosecutor has appealed this ruling, and the appeal is pending.  This disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000. The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operations, or cash flows.

Jefferson (Pennsylvania) Environmental Proceeding

In December 2005, Eastman Chemical Resins, Inc., a wholly-owned subsidiary of the Company (the "ECR Subsidiary"), received a Notice of Violation ("NOV") from the United States Environmental Protection Agency's Region III Office ("EPA") alleging that the ECR Subsidiary's West Elizabeth, Jefferson Borough, Allegheny County, Pennsylvania manufacturing operation (the "Jefferson Facility") violated certain federally enforceable local air quality regulations and certain provisions in a number of air quality-related permits.  The NOV did not assess a civil penalty and EPA has to date not proposed any specific civil penalty amount.  In October 2006, EPA referred the matter to the United States Department of Justice's Environmental Enforcement Section ("DOJ").  Company representatives met with EPA and DOJ in November, 2006 and again in December, 2007, and determined that it is not reasonably likely that any civil penalty assessed by the EPA and DOJ will be less than $100,000. While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EMN". The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2007 and 2006.

		High	Low	Cash Dividends Declared
2007	First Quarter	$64.77	$57.54	$0.44
	Second Quarter	69.77	63.02	0.44
	Third Quarter	72.44	61.55	0.44
	Fourth Quarter	68.97	58.81	0.44
2006	First Quarter	$53.83	$47.30	$0.44
	Second Quarter	58.15	50.00	0.44
	Third Quarter	54.69	48.72	0.44
	Fourth Quarter	61.29	53.62	0.44

As of December 31, 2007, there were 79,753,015 shares of the Company's common stock issued and outstanding, which shares were held by 26,539 stockholders of record. These shares include 82,674 shares held by the Company's charitable foundation. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2008, payable on April 1, 2008 to stockholders of record on March 17, 2008. Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter. The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant. Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

See Part III, Item 12 — “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans” of this 2007 Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K.

(b)  Not applicable.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in Millions) that May Yet Be Purchased Under the Plans or Programs (3)
October 1- 31, 2007	3,405	$68.00	0	$700
November 1-30, 2007	768,200	60.89	768,200	653
December 1-31, 2007	556,800	63.08	556,800	618
Total	1,328,405	61.83	1,325,000

(1)
Shares purchased as part of the Company's repurchase plan and shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the individual trade price of repurchases under the authorized Company repurchase plan and the weighted average of the closing price of Eastman common stock on the business days the shares were surrendered by the employee stockholders to satisfy individual tax withholding obligations.

(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2007, a total of 1.3 million shares have been repurchased under this authorization for a total amount of $82 million. For additional information, see Note 15, "Stockholders' Equity", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

ITEM 6.                      SELECTED FINANCIAL DATA

During 2007, the Company took strategic actions in its Performance Polymers segment to address its underperforming polyethylene terephthalate ("PET") manufacturing facilities outside the United States. In second quarter 2007, the Company completed the sale of its PET manufacturing facility in Spain. In fourth quarter 2007, the Company entered into definitive agreements to sell its PET polymers and purified terephthalic acid ("PTA") facilities in the Netherlands and the PET facility in the United Kingdom and related businesses.  The manufacturing facilities in the Netherlands, United Kingdom and Spain, and related businesses represent the Company's European PET business and qualify as a component of an entity under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"; accordingly, their results are presented as discontinued operations and are not included in the results from continuing operations for all periods presented in the Company's consolidated financial statements.

Summary of Operating Data	Year Ended December 31,

(Dollars in millions, except per share amounts)	2007	2006	2005	2004	2003

Sales	$6,830	$6,779	$6,460	$6,019	$5,377
Operating earnings (loss)	504	654	740	146	(275)

Earnings (loss) from continuing operations	321	427	541	146	(276)
Earnings (loss) from discontinued operations	(10)	(18)	16	24	3
Loss from disposal of discontinued operations	(11)	--	--	--	--
Cumulative effect of change in accounting principles, net	--	--	--	--	3
Net earnings (loss)	$300	$409	$557	$170	$(270)

Basic earnings per share
Earnings (loss) from continuing operations	$3.89	$5.20	$6.70	$1.88	$(3.58)
Earnings (loss) from discontinued operations	(0.26)	(0.22)	0.20	0.32	0.04
Cumulative effect of change in accounting principles, net	--	--	--	--	0.04
Net earnings (loss)	$3.63	$4.98	$6.90	$2.20	$(3.50)

Diluted earnings per share
Earnings (loss) from continuing operations	$3.84	$5.12	$6.61	$1.86	$(3.58)
Earnings (loss) from discontinued operations	(0.26)	(0.21)	0.20	0.32	0.04
Cumulative effect of change in accounting principles, net	--	--	--	--	0.04
Net earnings (loss)	$3.58	$4.91	$6.81	$2.18	$(3.50)

Statement of Financial Position Data

Current assets	$2,293	$2,422	$1,924	$1,768	$2,010
Net properties	2,846	3,069	3,162	3,192	3,419
Total assets	6,009	6,132	5,773	5,839	6,244
Current liabilities	1,122	1,059	1,051	1,099	1,477
Long-term borrowings	1,535	1,589	1,621	2,061	2,089
Total liabilities	3,927	4,103	4,161	4,655	5,201
Total stockholders’ equity	2,082	2,029	1,612	1,184	1,043
Dividends declared per share	1.76	1.76	1.76	1.76	1.76

In second quarter 2007, the Company completed the sale of its San Roque, Spain PET manufacturing facility.   During the fourth quarter 2007, the Company sold its PET polymers production facilities in Cosoleacaque, Mexico and Zarate, Argentina and the related businesses and entered into definitive agreements to sell its PET polymers production facilities in Rotterdam, the Netherlands and Workington, United Kingdom and the related businesses.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management Discussion and Analysis" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Discontinued Operations and Assets Held for Sale" and Note 17, "Divestitures" of this 2007 Annual Report on Form 10-K.

In fourth quarter 2006, the Company completed the sale of its Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines in the Performance Chemicals and Intermediates segment and the sale of its polyethylene and EpoleneTM polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.  The polyethylene assets and product lines were in the Performance Polymers segment, while the EpoleneTM assets and product lines were in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management Discussion and Analysis" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 17, "Divestitures" of this 2007 Annual Report on Form 10-K.

In second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term bonds.  For more information, refer to Note 9, "Early Extinguishment of Debt",  to the Company's consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

In second quarter 2005, the Company completed the sale of its equity investment in Genencor International, Inc. ("Genencor").  For more information, refer to Note 6, "Equity Investments", to the Company's consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

On July 31, 2004, the Company completed the sale of certain businesses, product lines and related assets within the CASPI segment. For more information regarding the impact of this divestiture on financial results, refer to the CASPI segment discussion of Part II, Item 7 – "Management Discussion and Analysis" of the 2006 Annual Report on Form 10-K.

Effective January 1, 2003, the Company’s method of accounting for environmental closure and post-closure costs changed as a result of the adoption of Statement of Accounting Standards ("SFAS") No. 143, “Accounting for Asset Retirement Obligations” resulting in a cumulative effect of change in accounting principles of $3 million.  If the provisions of SFAS No. 143 had been in effect in prior years, the impact on the Company’s financial results would have been immaterial. For additional information see Note 12, "Environmental Matters", to the Company’s consolidated financial statements in Part II, Item 8 of the 2005 Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

During second quarter 2007, the Company completed the sale of its polyethylene terephthalate ("PET") manufacturing facility in Spain.   In fourth quarter 2007, the Company entered into definitive agreements to sell its PET polymers and purified terephthalic acid ("PTA") manufacturing facilities in the Netherlands and its PET manufacturing facility in the United Kingdom and the related businesses.  Because the Company is exiting the PET business in the European region, results related to sales of PET products manufactured at the Spain, the Netherlands, and the United Kingdom sites are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.   Also in 2007, the Company sold its Mexico and Argentina PET manufacturing sites.  Sales from these sites are not presented as discontinued operations due to the Performance Polymers segment's continuing involvement in the Latin America region and raw material sales to the divested facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company’s management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to impaired assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The Company’s management believes the critical accounting estimates described below are the most important to the fair presentation of the Company’s financial condition and results.  These estimates require management’s most significant judgments in the preparation of the Company’s consolidated financial statements.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable.  Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse change in the extent or manner in which the asset is being used, significant changes in business conditions, or current or projected cash flow losses associated with the use of the assets.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  For long-lived assets to be held and used, fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal.  For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

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

As the Company’s assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future. If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings. The Company recognized fixed (tangible) asset impairment costs of $120 million and definite-lived intangible asset impairment costs of $2 million in results from continuing operations during 2007.  The Company recognized fixed (tangible) asset impairment costs of $61 million and definite-lived intangible asset impairment costs of $1 million in results from continuing operations during 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $13 million to the maximum of $17 million at December 31, 2007.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains. Environmental assets, as defined in SFAS No. 143, include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds. When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements.  These future expenses are charged against earnings over the estimated useful life of the assets. Currently, the Company estimates the useful life of each individual asset is up to 50 years. If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, expenses to be charged against earnings could increase or decrease.

In accordance with Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), the Company also monitors conditional obligations and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The Company’s reserve for environmental contingencies was $42 million at December 31, 2007 and $47 million at December 31, 2006, representing the minimum or best estimate for remediation costs and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs.

United States Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits. Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors. The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets. At December 31, 2007, the Company assumed a discount rate of 6.16 percent on its defined benefit pension plan, 6.21 percent on its other post-employment benefit plan and an expected return on assets of 9 percent. The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following table illustrates the sensitivity to a change in the expected return on assets and assumed discount rate for U.S. pension plan and other postretirement welfare plans:

Change in Assumption	Impact on 2008 Pre-tax U.S. Benefits Expense	Impact on December 31, 2007 Projected Benefit Obligation for U.S. Pension Plan	Impact on December 31, 2007 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$41 Million	+$20 Million

25 basis point increase in discount rate	-$5 Million	-$39 Million	-$19 Million

25 basis point decrease in expected return on assets	+$3 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$3 Million	No Impact	N/A

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other post-employment benefit obligations are established each December 31. The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equities markets.  The actual return on assets has exceeded the expected return for the last 5 years.  The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected durations of the pension and post-employment benefit obligations.  As future benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care trend assumptions do not have a material impact on the results of operations.

If actual experience differs from these assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time, which may cause the expense related to providing these benefits to increase or decrease.  The charges applied to earnings in 2007, 2006, and 2005 due to the amortization of these unrecognized actuarial losses, largely due to actual experience versus assumptions of discount rates, were $47 million, $54 million, and $56 million, respectively.

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate will impact the cash contributions to be made to the pension plans during 2008. However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders’ equity, as of December 31, 2008 for the impact on the pension’s projected benefit obligation of the change in interest rates, if any. While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years. The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors.  For further information regarding pension and other post-employment obligations, see Note 11, "Retirement Plans",  to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Litigation and Contingent Liabilities

From time to time, the Company and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business. The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred.  The Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be affected by monetary damages, costs or expenses, and charges against earnings in particular periods.

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse. The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In the event that the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position.  As of December 31, 2007, a valuation allowance of $146 million has been provided against the deferred tax assets.

STRATEGIC ACTIONS AND RELATED PRESENTATION OF NON-GAAP FINANCIAL MEASURES

During 2007, the Company took strategic actions in its Performance Polymers segment to address its underperforming PET manufacturing facilities outside the United States. In second quarter 2007, the Company completed the sale of its PET manufacturing facility in Spain. In fourth quarter 2007, the Company entered into definitive agreements to sell its PET polymers and PTA manufacturing facility in the Netherlands and the PET manufacturing facility in the United Kingdom and related businesses.  Because the Company is exiting the PET manufacturing business in the European region, results from the sales of PET products manufactured at the Spain, the Netherlands and the United Kingdom manufacturing sites are presented as discontinued operations and are therefore not included in results from continuing operations under GAAP.  Also in 2007, the Company sold its Mexico and Argentina PET manufacturing sites.  Sales from these sites are not presented as discontinued operations due to the Performance Polymers segment's continuing involvement in the Latin America region and raw material sales to the divested facilities.  In order to provide a better understanding of the impact on Performance Polymers segment results of the Latin American PET assets, this Management's Discussion and Analysis includes certain financial measures with and without sales and operating results in Latin America from PET manufacturing facilities and related businesses in Mexico and Argentina..  For more information on discontinued operations, refer to Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.  Asset impairments and restructuring charges resulting from these actions were $15 million net of tax for the Spain divestiture reported in discontinued operations and $115 million before tax for the Latin American manufacturing sites reported in continuing operations in 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In fourth quarter 2006, the Company sold its Batesville, Arkansas manufacturing facility and related assets in the Performance Chemicals and Intermediates ("PCI") segment and its polyethylene ("PE") and EpoleneTM polymer businesses and related assets of the Performance Polymers and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  For 2006, sales revenue of $811 million and operating earnings of $124 million were attributed to these divested product lines.  Asset impairments and restructuring charges from the divested Arkansas manufacturing facility were $18 million in 2006.  Other operating (income) charges, net were a charge of $7 million from the divestiture of the Arkansas manufacturing facility and income of $75 million from the divestiture of the PE and EpoleneTM polymer product lines.  As part of the PE divestiture, the Company entered into a transition agreement for contract ethylene sales, sales revenue and operating earnings from which are included in PCI segment results in 2007.

Also in the fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $49 million and $10 million in 2007 and 2006, respectively.   For more information on accelerated depreciation, refer to "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis.

This Management's Discussion and Analysis includes the following non-GAAP financial measures and accompanying reconciliations to the most directly comparable GAAP financial measures:
•
Company sales and segment sales and results from continuing operations excluding sales revenue and results from continuing operations from sales in Latin America of PET products manufactured at the divested Mexico and Argentina PET manufacturing sites;

•	Company and segment sales excluding contract ethylene sales under a transition agreement related to the PE product lines divested in 2006;
•	Company sales and segment sales and results from continuing operations excluding sales revenue and operating results from the product lines divested in 2006; and
•
Company and segment gross profit, operating earnings, and net earnings excluding accelerated depreciation costs, asset impairments and restructuring charges (gains), and other operating (income) loss, net.

Eastman's management believes that contract ethylene sales under the transition agreement related to the divestiture of the PE product lines do not reflect the continuing and expected future business of the PCI segment.  In addition, for evaluation and analysis of ongoing business results and of the impact on the Company and segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, management believes that Company and segment earnings from continuing operations should be considered both with and without accelerated depreciation costs, asset impairments and restructuring charges, and other operating (income) loss, and that Company and segment sales and results from continuing operations should be considered both with and without sales revenue and results from continuing operations from divested product lines and from sales in Latin America of PET products manufactured at the divested Mexico and Argentina manufacturing facilities.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the identified items. Management utilizes Company and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation. These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

2007 OVERVIEW

The Company's sales revenue was $6.8 billion for both full year 2007 and 2006.  Excluding contract ethylene sales and sales from divested PET facilities in Mexico and Argentina for both periods and sales from the divested PE product line for 2006, sales revenue increased 11 percent in 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The strategic decisions and actions described above resulted in accelerated depreciation costs of $49 million and asset impairments and restructuring charges of $112 million in 2007 and accelerated depreciation costs of $10 million, asset impairments and restructuring charges of $101 million, and other operating income of $68 million in 2006.  Operating earnings were $504 million in 2007, a $150 million decrease compared with 2006.  Excluding accelerated depreciation costs, asset impairments and restructuring charges and other operating income, operating earnings were $665 million in 2007 compared with $697 million in 2006.  Earnings from continuing operations were $321 million for 2007 compared with $427 million for 2006.  Excluding accelerated depreciation costs, asset impairments and restructuring charges and other operating income, earnings from continuing operations were $423 million and $434 million for 2007 and 2006, respectively. The Company's broad base of businesses continues to achieve strong financial results, with the decline in earnings primarily due to the operating loss in the Performance Polymers segment.

The Company generated $732 million in cash from operating activities during 2007 compared to $609 million in 2006.  The increase was due primarily to a reduction in working capital.  During 2007, the Company reduced working capital $86 million primarily related to reductions in inventories.  The Company contributed $100 million and $75 million to its U.S. defined benefit pension plan in 2007 and 2006, respectively.  The Company does not plan to make additional contributions to its U.S. defined benefit pension plans in 2008.  Priorities for use of available cash are paying the quarterly cash dividend, funding targeted growth initiatives, and repurchasing shares. In 2007, the Company repurchased shares for a total of $382 million at an average price of $64 per share.

In addition to achieving the above results, Eastman continued to progress on its overall growth objectives including the announcement in July 2007 of two industrial gasification projects in the U.S. Gulf Coast and actions to improve the performance of its Performance Polymers segment.

The gasification project announcements are an important milestone in the Company's continuing efforts to leverage its technology and operational expertise for future growth.  In October 2007, the Company announced it has entered into an agreement with Green Rock Energy, L.L.C. ("Green Rock"), a company formed by the D. E. Shaw Group and Goldman, Sachs & Co., to jointly develop the approximately $1.6 billion industrial gasification facility in Beaumont, Texas.  The Beaumont, Texas project is expected to be operational in 2011 and will produce hydrogen, methanol, and ammonia.  The Company will be an investor, developer, service provider, and customer for this project.  The Company also announced an agreement with Green Rock to invest in its St. James Parish, Louisiana project.  This project is expected to be operational in 2011 and will produce anhydrous ammonia and methanol.  The Company will be an investor, service provider and customer for this project.

In addition to the Performance Polymers divestitures described under "Strategic Actions and Related Presentation of Non-GAAP Financial Measures", in 2007 the Company started-up the new 350,000 metric ton PET facility using IntegRexTM technology in Columbia, South Carolina, which was fully operational in the first quarter of 2007. ParaStarTM PET resins, enabled by IntegRexTM technology, were widely accepted in the marketplace during 2007.  The Company plans to increase capacity at this facility to over 525,000 metric tons of ParaStarTM next generation PET resins by the end of 2008 and to reduce the annual costs at this facility by $30 million.

RESULTS OF OPERATIONS

The Company’s results of operations as presented in the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K are summarized and analyzed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As a result of the Company's strategic actions in the Performance Polymers segment, the discussion below reflects results from continuing operations.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

SUMMARY OF CONSOLIDATED RESULTS - 2007 COMPARED WITH 2006

				Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2007	2006	Change

Sales	$6,830	$6,779	1%	(3) %	3%	-- %	1%

Sales - contract ethylene sales (1)	314	27
Sales – 2006 divested product lines (2)	--	811
Sales - sales from Mexico and Argentina PET manufacturing facilities (3)	413	440

Sales – excluding listed items	$6,103	$5,501	11%	5%	4%	1%	1%

(1) Included in 2007 and 2006 sales revenue are contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses.

(2) Included in 2006 sales revenue are sales revenue from sales of products of the divested product lines of the Company's Batesville, Arkansas manufacturing facility and related assets in the PCI segment and of the divested PE and EpoleneTM polymer businesses and related assets of the Performance Polymers and CASPI segments.

(3) Included in 2007 and 2006 sales revenue are sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in the fourth quarter 2007.  These sales are not considered discontinued operations due to continuing involvement in the Latin America region and raw material sales to the divested facilities.

Sales revenue for 2007 compared to 2006 increased $51 million.  Excluding contract ethylene sales, sales from 2006 divested product lines, and sales from Mexico and Argentina PET manufacturing facilities, sales revenue increased 11 percent primarily due to higher sales volume, particularly in the Performance Polymers and PCI segments, and higher selling prices in all segments except the Performance Polymers segment in response to higher raw material and energy costs.

(Dollars in millions)	2007	2006	Change

Gross Profit	$1,192	$1,265	(6) %
As a percentage of sales	17.5%	18.7%

Accelerated depreciation included in cost of goods sold	49	10

Gross Profit excluding accelerated depreciation costs	1,241	1,275	(3) %
As a percentage of sales	18.2%	18.8%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross profit and gross profit as a percentage of sales for 2007 decreased compared with 2006 primarily due to higher raw materials and energy costs more than offsetting higher selling prices.  Gross profit and gross profit as a percentage of sales were also impacted by accelerated depreciation costs resulting from the scheduled shutdown of cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina. In 2007, raw material and energy costs increased by approximately $250 million over the prior year, compared to increases in selling prices of approximately $200 million.

(Dollars in millions)	2007	2006	Change

Selling, General and Administrative Expenses ("SG&A")	$420	$423	(1) %
Research and Development Expenses ("R&D")	156	155	-- %
	$576	$578	-- %
As a percentage of sales	8.4%	8.5%

SG&A expenses in 2007 decreased compared to 2006 primarily as a result of the manufacturing sites, businesses, and product lines divested in 2007 and 2006 partially offset by increased spending on growth initiatives.  For additional information refer to Note 17, "Divestitures" to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

R&D expenses for 2007 were flat compared to 2006 as decreased expenses in Performance Polymers resulting from the fourth quarter 2006 completion of  the Company's new PET manufacturing facility utilizing IntegRexTM technology in Columbia, South Carolina were offset by increased spending on the industrial gasification initiatives and on growth projects in the Specialty Plastics ("SP") segment.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $112 million and $101 million in 2007 and 2006, respectively.  Asset impairments and restructuring charges in 2007 were primarily costs associated with the PET manufacturing facilities in Mexico and Argentina sold in the fourth quarter 2007.  Asset impairments and restructuring charges in 2006 were primarily severance charges for work force reductions and impairments resulting from the shutdown of an R&D pilot plant and the shutdown of the cyclohexane dimethanol ("CHDM") manufacturing assets in San Roque, Spain.  For more information regarding asset impairments and restructuring charges, primarily related to recent strategic decisions and actions, see the Performance Polymers segment discussion and Note 18, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

Other Operating Income, Net

Other operating income, net for 2006 reflects a gain of $75 million on the sale of the Company's PE and EpoleneTM polymer businesses, related assets, and the Company's ethylene pipeline and a charge of approximately $7 million related to the sale of the Company's Batesville, Arkansas manufacturing facility and its related assets and product lines.  For more information concerning divestitures, see Note 17, "Divestitures", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings
	2007	2006	Change
(Dollars in millions)

Operating earnings	$504	$654	(23) %
Accelerated depreciation included in cost of goods sold	49	10
Asset impairments and restructuring charges, net	112	101
Other operating income, net	--	(68)
Operating earnings excluding accelerated depreciation costs, asset impairment and restructuring charges, net, and other operating income, net	$665	$697	(5) %

Interest Expense, Net

(Dollars in millions)	2007	2006	Change

Gross interest costs	$113	$109
Less: capitalized interest	10	7
Interest expense	103	102	1%
Interest income	41	25
Interest expense, net	$62	$77	(19) %

Gross interest costs for 2007 compared to 2006 were higher due to higher average interest rates.    Higher capitalized interest is due to higher levels of capital expenditures.  Higher interest income for 2007 compared to 2006 reflected higher invested cash balances, as well as higher average interest rates, resulting in lower net interest expense.

For 2008, the Company expects net interest expense to increase compared with 2007 primarily due to lower interest income, driven by declining interest rates.

Other (Income) Charges, Net

(Dollars in millions)	2007	2006	Change

Other income	$(33)	$(25)	$(8)
Other charges	5	8	(3)
Other (income) charges, net	$(28)	$(17)	$(11)

Included in other (income) charges, net are the Company’s portion of net earnings from its equity investments, gains on the sale of certain technology business venture investments, royalty income, net gains on foreign exchange transactions, and other non-operating income related to Holston Defense Corporation ("HDC").  Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, and fees on securitized receivables.

Included in 2007 other income is $11 million of income from investments and $7 million in net gains on foreign exchange transactions.  Other income for 2007 and 2006 included gains of $4 million and $12 million, respectively, resulting from a favorable decision of the U.S. Department of the Army to reimburse post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary.   This gain reflected a portion of the unrecognized gain resulting from the reimbursement decision that will be amortized into earnings over future periods.   For additional information, see Note 11, "Retirement Plans", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

(Dollars in millions)	2007	2006	Change

Provision for income taxes	$149	$167	(11) %
Effective tax rate	32%	28%

The 2007 effective tax rate reflects the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 33 percent.

The 2006 effective tax rate reflects the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 31 percent.  The effective tax rate was impacted by $25 million of deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves and $11 million of deferred tax benefit resulting from the reversal of foreign net operating loss valuation reserves.

The Company expects its effective tax rate in 2008 will be approximately 34 percent.

Earnings from Continuing Operations

(Dollars in millions)	2007	2006

Earnings from continuing operations	$321	$427
Accelerated depreciation included in cost of goods sold, net of tax	31	6
Asset impairments and restructuring charges, net of tax	71	69
Other operating income, net	--	(68)
Earnings from continuing operations excluding accelerated depreciation costs, asset impairments and restructuring charges, net of tax, and other operating income, net	$423	$434

Net Earnings

(Dollars in millions)	2007	2006

Earnings from continuing operations	$321	$427
Loss from discontinued operations, net of tax	(10)	(18)
Loss on disposal of discontinued operations, net of tax	(11)	--
Net earnings	$300	$409

The loss on disposal of discontinued operations, net of tax of $11 million is from the sale of the Company's San Roque, Spain PET manufacturing facility in the Performance Polymer's segment.  Net proceeds from the sale of the San Roque site were approximately $43 million.  During 2007, the Company also recognized site closure costs of $4 million, net of tax, for the San Roque PET site.  For additional information on discontinued operations, see to Note 2, "Discontinued Operations and Assets Held for Sale", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers, segment and the SP segment.   For additional information concerning the Company’s operating businesses and products, refer to Note 23, "Segment Information", to the consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 23, "Segment Information", as "other" sales revenue and operating losses.

CASPI Segment
			Change
(Dollars in millions)	2007	2006	$	%

Sales	$1,451	$1,421	$30	2%
Volume effect			(68)	(5) %
Price effect			48	3%
Product mix effect			26	2%
Exchange rate effect			24	2%

Operating earnings	235	229	6	3%

Asset impairments and restructuring charges, net	(1)	13	(14)

Operating earnings excluding asset impairments and restructuring charges, net	234	242	(8)	(3) %

Sales revenue for 2007 increased $30 million compared to 2006 as higher selling prices, a favorable shift in product mix, and favorable foreign currency exchange rates were partially offset by lower sales volume.  Selling prices increased in response to higher raw material and energy costs. The lower sales volume was primarily attributed to the divestiture of the Company's EpoleneTM product lines in fourth quarter 2006 and slightly lower sales volume for coatings product lines in North America.

Operating earnings for 2007 increased $6 million compared to 2006.  Excluding asset impairments and restructuring charges, operating earnings decreased $8 million in 2007 compared to 2006. The decrease in operating earnings is primarily due to lower sales volumes, primarily in the coatings product lines, partially offset by higher selling prices, a favorable shift in product mix, and favorable foreign currency exchange rates.  Asset impairments and restructuring charges in 2006 were related to previously closed manufacturing facilities and severance costs related to a voluntary reduction in force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
			Change
(Dollars in millions)	2007	2006	$	%

Sales	$999	$910	$89	10%
Volume effect			25	3%
Price effect			51	6%
Product mix effect			9	1%
Exchange rate effect			4	-- %

Operating earnings	238	226	12	5%

Asset impairments and restructuring charges, net	--	2	(2)

Operating earnings excluding asset impairments and restructuring charges, net	238	228	10	4%

Sales revenue for 2007 increased $89 million compared to 2006 primarily due to higher selling prices and higher sales volume.  Selling prices increased primarily due to efforts to offset higher raw material and energy costs, particularly for wood pulp.  The increased sales volume was attributed to continued industry market growth in acetate tow product lines and competitor outages.

Operating earnings for 2007 increased $12 million compared to 2006 due to higher selling prices and higher sales volume.  Asset impairments and restructuring charges of $2 million in 2006 primarily related to severance costs of a voluntary reduction in force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
			Change
(Dollars in millions)	2007	2006	$	%

Sales	$2,095	$1,659	$436	26%
Volume effect			401	24%
Price effect			74	4%
Product mix effect			(49)	(3) %
Exchange rate effect			10	1%

Sales – contract ethylene sales (1)	314	27	287
Sales – divested product lines (2)	--	111	(111)

Sales – excluding listed items	1,781	1,521	260	17%
Volume effect			131	9%
Price effect			98	6%
Product mix effect			22	1%
Exchange rate effect			9	1%

Operating earnings	220	132	88	67%
Operating earnings (loss) – divested product lines (2)(3)	--	(15)	15	100%
Operating earnings – excluding divested product lines (3)	220	147	73	50%

Operating earnings excluding certain items (4)	238	161	77	48%
Operating earnings excluding certain items (4) – divested product lines (2)(3)	--	3	(3)	(100)%
Operating earnings excluding certain items (4) – excluding divested product lines (3)	238	158	80	51%

(1) Sales revenue for 2007 and 2006 included contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses.

(2) Sales revenue and operating results for 2006 included sales revenue from sales of products of the divested product lines of the Company's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines.

(3) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

(4) Items are accelerated depreciation costs, asset impairments and restructuring charges (gains) and other operating charges.  Accelerated depreciation costs and asset impairments and restructuring gains for 2007 were $19 million and $1 million, respectively.  Accelerated depreciation costs, asset impairments and restructuring charges, and other operating charges for 2006 were $2 million, $20 million, and $7 million, respectively. The accelerated depreciation costs are related to the continuation of the planned staged phase-out of older cracking units at the Company's Longview, Texas facility.  Asset impairments and restructuring charges were primarily related to the divestiture of the PCI segment's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines completed in the fourth quarter 2006 and to severance costs related to a voluntary reduction in force in 2006.  The other operating charges resulted from the Batesville, Arkansas divestiture.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue for 2007 increased $436 million compared to 2006 primarily due to contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006.  Excluding the contract ethylene sales and sales revenue from divested product lines, sales revenue for 2007 increased due to higher sales volume and increased selling prices, which were attributed to favorable market conditions, primarily for olefin-based derivative products and acetyl chemicals in Asia Pacific and the United States, and competitor outages.

Operating earnings increased $88 million in 2007 compared to 2006.  Excluding accelerated depreciation costs, asset impairment and restructuring charges (gains), and other operating charges, operating earnings increased $77 million.  The increase is due to higher sales volume, higher selling prices, and earnings from the licensing of acetyl technology, with contract ethylene sales having minimal impact on operating earnings for 2007 compared to 2006.  Selling prices increased in response to higher raw material and energy costs.  The accelerated depreciation costs are related to the continuation of the planned staged phase-out of older cracking units at the Company's Longview, Texas facility.

The Company evaluates licensing opportunities for acetic acid and oxo derivatives on a selective basis, and has licensed technology for two projects to produce acetyl products -- one to Saudi International Petrochemical Company ("SipChem") in Saudi Arabia in 2005, and a second to Chang Chung Petrochemical Company in Taiwan in 2007.

In the fourth quarter 2006 the Company completed its divestiture of the PCI segment's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines.  Sales revenue and operating loss attributed to the divested product lines were $111 million and $15 million, respectively for 2006.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment

As a result of the Company's strategic actions in the Performance Polymers segment, the financial discussion below is of results from continuing operations in all periods presented.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

			Change
(Dollars in millions)	2007	2006	$	%

Sales	$1,413	$1,971	$(558)	(28) %
Volume effect			(557)	(28) %
Price effect			(5)	-- %
Product mix effect			4	-- %
Exchange rate effect			--	-- %

Sales – divested PE product lines (1)	--	635	(635)	(100)%

Sales from Mexico and Argentina PET manufacturing facilities (2)	413	440	(27)	(6)%

Sales – U.S. PET manufacturing facilities	1,000	896	104	12%
Volume effect			115	13%
Price effect			(15)	(1)%
Product mix effect			4	-- %
Exchange rate effect			--	-- %

Operating earnings (loss) (3)	(207)	68	(275)	>(100) %
Operating earnings - divested PE product lines (1)(4)	--	136	(136)	(100) %
Operating loss - from sales from Mexico and Argentina PET manufacturing facilities (2)(4)	(127)	(12)	(115)	>(100) %
Operating loss - U.S. PET manufacturing facilities (3)(4)	(80)	(56)	(24)	(43) %

(1)	PE product lines of the PE businesses and related assets located at the Longview, Texas site which were sold in fourth quarter 2006.
(2)
Sales revenue and operating results for 2007 and 2006 include sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.   These sales are not presented as discontinued operations due to the Performance Polymers segment's continuing involvement in the Latin American region and raw material sales to the divested facilities.

(3)	Includes allocated costs not included in discontinued operations, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(4)	Includes allocated costs consistent with the Company's historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment
			Change
(Dollars in millions)	2007	2006	$	%

Operating earnings (loss) excluding certain items (1)(2)	$(65)	$46	$(111)	>(100) %
Operating earnings excluding certain items (3) - divested PE product line (4)	--	61	(61)	>(100) %
Operating loss excluding certain items (5) - from sales from Mexico and Argentina PET manufacturing facilities (6)	(12)	(12)	--	-- %
Operating loss excluding certain items (7) - U.S. PET manufacturing facilities (1)	(53)	(3)	(50)	>(100) %

(1)	Includes allocated costs not included in discontinued operations, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(2)
Items are accelerated depreciation costs, asset impairments and restructuring charges, net and other operating income.  In 2007, asset impairments and restructuring charges of $113 million primarily related to the Mexico and Argentina PET manufacturing facilities sale. Accelerated depreciation costs of $29 million resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  In 2006, asset impairments and restructuring charges of $46 million were primarily related to the shutdown of a research and development Kingsport, Tennessee pilot plant, discontinued production of CHDM modified polymers in San Roque, Spain and severance costs from a reduction in force in the U.S. and Spain.  CHDM, an internal intermediate product primarily used in copolyester and PET production, was discontinued in San Roque, Spain to gain operational efficiencies at other facilities.  Accelerated depreciation of $7 million in 2006 related to the restructuring decisions and actions for higher cost PET polymer intermediates assets in Columbia. Other operating income was $75 million in 2006 from the divestiture of the PE businesses and assets.

(3)	Items are other operating income from the sale of the PE businesses and related assets located at the Longview, Texas site which were sold in fourth quarter 2006, and which were $75 million in 2006.
(4)
PE product lines of the PE businesses and related assets located at the Longview, Texas site which were sold in fourth quarter 2006.  Includes allocated costs consistent with the Company's historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

(5)	Items are asset impairments and restructuring charges (gains) relating to the Mexico and Argentina PET manufacturing facilities, and were $115 million in 2007.
(6)
Sales revenue and operating results for 2007 and 2006 include sales revenue from PET manufacturing facilities and related businesses in Mexico and Argentina divested in fourth quarter 2007.  These sales are not presented as discontinued operations due to the Performance Polymers segment's continuing involvement in the Latin American region and raw material sales to the divested facilities.  Includes allocated costs consistent with the Company's historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

(7)
Items are accelerated depreciation costs and asset impairments and restructuring charges (gains) related to the U.S. PET manufacturing facilities.  Asset impairments and restructuring charges (gains) were $(2) million and $46 million in 2007 and 2006, respectively.  Accelerated depreciation costs were $29 million and $7 million in 2007 and 2006, respectively.

Sales revenue decreased $558 million in 2007 compared to 2006 primarily due to the divested PE product lines.  For U.S. PET manufacturing facilities, sales revenue increased $104 million primarily due to the increased North America sales volumes attributed to increased capacity from the Company's ParaStarTM PET facility based on IntegRexTM technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding operating losses from sales from Mexico and Argentina PET manufacturing facilities of $127 million and $12 million for 2007 and 2006, respectively, and operating earnings from the divested PE product lines of $136 million in 2006, operating results decreased $24 million for 2007 compared to 2006.  Excluding asset impairments and restructuring charges and accelerated depreciation costs, operating results from U.S. manufacturing facilities decreased $50 million due to costs associated with the new PET facility based on IntegRexTM technology becoming fully operational and the timing of the commercial launch of ParaStarTM PET produced in the IntegRexTM technology facility as well as higher and continued volatile raw material and energy costs resulting in compressed gross margins, particularly in North America.

Production began in November 2006 at the Company's new PET manufacturing facility utilizing IntegRexTM technology in Columbia, South Carolina.  Manufacturing ParaStarTM next generation PET resins, the 350,000 metric tons facility was fully operational in first quarter of 2007.  The Company plans to increase capacity at this facility to over 525,000 metric tons of ParaStarTM next generation PET resins by the end of 2008 and to reduce annual costs at this facility by $30 million.

During the fourth quarter 2007, the Company completed the sale of Eastman's PET polymers production facilities in Mexico and Argentina and the related businesses.  Sales revenue attributed to PET product manufactured at the Mexico and Argentina PET sites for 2007 and 2006 was $413 million and $440 million, respectively.

SP Segment
			Change
(Dollars in millions)	2007	2006	$	%

Sales	$872	$818	$54	6%
Volume effect			10	1%
Price effect			23	3%
Product mix effect			10	1%
Exchange rate effect			11	1%

Operating earnings	65	46	19	41%

Accelerated depreciation included in cost of goods sold	1	1	--

Asset impairments and restructuring charges, net	1	16	(15)

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	67	63	4	6%

Sales revenue for 2007 increased $54 million compared to 2006 primarily due to higher selling prices, favorable foreign currency exchange rates, higher sales volume, and a favorable shift in product mix.  Selling prices increased to offset higher raw material, energy, and transportation costs. The increased sales volume was primarily attributed to continued market development efforts, particularly in copolyester and cellulose esters product lines, which more than offset a decline in demand for polyester products used in photographic and optical films.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased $19 million.  Excluding asset impairments and restructuring charges and accelerated depreciation costs, operating earnings for 2007 increased compared to 2006 as higher selling prices and favorable foreign currency exchange rates more than offset increased raw material and energy costs and increased expenditures related to growth initiatives.  The 2007 operating earnings included $1 million in asset impairments and restructuring charges primarily for the Spain CHDM facility and $1 million of accelerated depreciation costs from restructuring actions for higher cost PET polymer assets in Columbia, South Carolina.  The 2006 operating results included $16 million in asset impairments and restructuring charges related to the discontinued production of CHDM and $1 million of accelerated depreciation costs from restructuring actions for higher cost PET polymer assets in Columbia, South Carolina.

SUMMARY BY CUSTOMER LOCATION – 2007 COMPARED WITH 2006

Sales Revenue
(Dollars in millions)	2007	2006	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$4,043	$4,221	(4) %	(4) %	2%	(2) %	-- %
Europe, Middle East, and Africa	932	816	14%	3%	3%	2%	6%
Asia Pacific	1,103	941	17%	3%	8%	6%	-- %
Latin America	752	801	(6) %	(8) %	2%	-- %	-- %
	$6,830	$6,779	1%	(3) %	3%	-- %	1%

Sales revenue in the United States and Canada decreased primarily due to lower volumes particularly in the CASPI and Performance Polymers segments due to the divestitures in those segments, partially offset by higher volumes in the PCI segment due to the contract ethylene sales.

Sales revenue in Europe, the Middle East and Africa increased due to the effect of the foreign currency exchange rates, particularly in the CASPI and SP segments, higher selling prices, particularly in the Fibers and SP segments, and higher volumes, particularly in the SP and Fibers segments. The higher selling prices were primarily in response to increases in raw material and energy costs.

Sales revenue in Asia Pacific increased primarily due to higher selling prices and a favorable shift in product mix, primarily in the PCI segment.  Product mix was positively impacted by $20 million from technology licensing in the PCI segment.

Sales revenue in Latin America decreased primarily due to lower sales volume, particularly in the Performance Polymers segment.  Excluding divested product lines and manufacturing facilities, sales revenue was flat.  During the fourth quarter 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses, which will result in significantly lower sales revenue in Latin America in future periods.  However, subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company plans to continue to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars and euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For more information on these practices see Note 10, "Fair Value of Financial Instruments", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K and Part II, Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

SUMMARY OF CONSOLIDATED RESULTS - 2006 COMPARED WITH 2005

				Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2006	2005	Change

Sales	$6,779	$6,460	5%	1%	5%	(1) %	-- %

Sales – 2006 divested product lines (1)	811	786
Sales - sales from Mexico and Argentina PET manufacturing facilities (2)	440	427

Sales – excluding listed items	$5,528	$5,247	5%	-- %	6%	(1) %	-- %

(1)
Included in 2006 and 2005 sales revenue are sales revenue from sales of products of the divested product lines of the Company's Batesville, Arkansas manufacturing facility and related assets in the PCI segment and of the divested PE and EpoleneTM polymer businesses and related assets of the Performance Polymers and CASPI segments.

(2)
Included in 2006 and 2005 sales revenue are sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.  These sales are not considered discontinued operations due to continuing involvement in the Latin America region and raw material sales to the divested facilities.

Sales revenue for 2006 compared to 2005 increased $319 million.  Excluding sales from divested product lines and sales from the Mexico and Argentina PET manufacturing facilities, sales revenue increased 5 percent primarily due to higher selling prices in response to both higher raw material and energy costs and continued strong economic conditions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2006	2005	Change

Gross Profit	$1,265	$1,360	(7) %
As a percentage of sales	18.7%	21.1%

Accelerated depreciation included in cost of goods sold	10	--

Gross Profit excluding accelerated depreciation costs	1,275	1,360	(6) %
As a percentage of sales	18.8%	21.1%

Gross profit and gross profit as a percentage of sales for 2006 decreased, particularly in the Performance Polymers segment, compared with 2005 primarily due to increased raw material and energy costs and operational disruptions that were partially offset by higher selling prices. In 2006, raw material and energy costs increased by approximately $400 million compared to the prior year, compared to a selling price increase of $323 million.  In addition, 2006 included $10 million of accelerated depreciation costs resulting from the scheduled shutdown of cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.

(Dollars in millions)	2006	2005	Change

SG&A Expenses	$423	$439	(4) %
R&D Expenses	155	150	(3) %
	$578	$589	(2) %
As a percentage of sales	8.5%	9.1%

SG&A expenses in 2006 decreased compared to 2005 primarily due to lower incentive compensation expense in 2006, which included compensation expense recorded under SFAS No. 123 Revised December 2004 ("SFAS No. 123(R)"), "Share-Based Payment".  For more information concerning SFAS No. 123(R), see Note 16, "Share Based Compensation Plans and Awards", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

R&D expenses for 2006 increased compared with 2005 primarily due to increased spending on growth initiatives, particularly in the SP segment, which more than offset decreased expenses in the Performance Polymers segment related to the IntegRexTM technology.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $101 million and $33 million in 2006 and 2005, respectively.  Asset impairments and restructuring charges in 2006 were primarily severance charges for work force reductions and impairments resulting from the shutdown of an R&D pilot plant and the shutdown of the CHDM manufacturing assets in San Roque, Spain.  Asset impairments and restructuring charges in 2005 were primarily related to the shutdown of Cendian Corporation, the Company's logistics subsidiary and fixed asset impairments related to the Company's PCI manufacturing facilities outside the United States.  For more information regarding asset impairments and restructuring charges, see Note 18, "Asset Impairments and Restructuring Charges, Net",  to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Other Operating Income, Net

Other operating income, net for 2006 reflects a gain of $75 million on the sale of the Company's PE and EpoleneTM polymer businesses, related assets, and the Company's ethylene pipeline and charges of approximately $7 million related to the sale of the Company's Batesville, Arkansas manufacturing facility and its related assets and product lines.  For more information concerning divestitures, see Note 17, "Divestitures", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

Other operating income for 2005 reflects a $2 million gain related to the 2004 divestiture of certain businesses and product lines within the CASPI segment.

Operating Earnings
	2006	2005	Change
(Dollars in millions)

Operating earnings	$654	$740	(12) %
Accelerated depreciation included in cost of goods sold	10	--
Asset impairments and restructuring charges, net	101	33
Other operating income, net	(68)	(2)
Operating earnings excluding accelerated depreciation costs, asset impairment and restructuring charges, net, and other operating income, net	$697	$771	(10) %

Interest Expense, Net

(Dollars in millions)	2006	2005	Change

Gross interest costs	$109	$118
Less: capitalized interest	7	5
Interest expense	102	113	(10) %
Interest income	25	13
Interest expense, net	$77	$100	(23) %

Lower gross interest costs for 2006 compared to 2005 reflected lower average borrowings that more than offset higher average interest rates.

Higher interest income for 2006 compared to 2005 reflected higher invested cash balances as well as higher average interest rates, resulting in lower net interest expense.

Income from Equity Investment in Genencor

For 2005, income from equity investment in Genencor International, Inc. ("Genencor") includes the Company's portion of earnings from its equity investment in Genencor.  In second quarter 2005, the Company completed the sale of its equity interest in Genencor for net cash proceeds of approximately $417 million.  The book value of the investment prior to sale was $246 million resulting in a pre-tax gain on the sale of $171 million.

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

Other (Income) Charges, Net

(Dollars in millions)	2006	2005	Change

Other income	$(25)	$(8)	$(17)
Other charges	8	12	(4)
Other (income) charges, net	$(17)	$4	$(21)

Included in other income are the Company’s portion of net earnings from its equity investments (excluding Genencor), gains on the sale of certain technology business venture investments, royalty income, net gains on foreign exchange transactions and other non-operating income related HDC.  Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments (excluding Genencor), write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, and fees on securitized receivables.

Included in 2006 other income is a $12 million gain resulting from a favorable decision of the U.S. Department of the Army to reimburse post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary.   This gain reflected a portion of the unrecognized gain resulting from the reimbursement decision that will be amortized into earnings over future periods.  For additional information, see Note 11, "Retirement Plans", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

Provision for Income Taxes

(Dollars in millions)	2006	2005	Change

Provision for income taxes	$167	$222	(25) %
Effective tax rate	28%	29%

The 2006 effective tax rate reflects the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 31 percent.  The effective tax rate was impacted by $25 million of deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves and $11 million of deferred tax benefit resulting from the reversal of foreign net operating loss valuation reserves.

The 2005 effective tax rate reflects the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 30 percent.  The effective tax rate was impacted by $13 million of deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves, $14 million of tax benefit resulting from the change in reserves for tax contingencies due to the favorable resolution of prior periods' tax contingencies, and a $11 million charge resulting from the repatriation of $321 million of foreign earnings and capital pursuant to provisions of the American Jobs Creation Act of 2004.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations

(Dollars in millions)	2006	2005

Earnings from continuing operations	$427	$541
Accelerated depreciation included in cost of goods sold, net of tax	6	--
Asset impairments and restructuring charges, net of tax	69	23
Other operating income	(68)	(1)
Gain on sale of investment in Genencor	--	(111)
Early extinguishment of debt costs	--	28
Net deferred tax benefit related to sale of certain businesses, product lines, and assets in the CASPI segment	--	(12)
Earnings from continuing operations excluding listed items	$434	$468

Net Earnings

(Dollars in millions)	2006	2005

Earnings from continuing operations	$427	$541
Earnings (loss) from discontinued operations, net of tax	(18)	16
Net earnings	$409	$557

SUMMARY BY OPERATING SEGMENT

CASPI Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$1,421	$1,299	$122	9%
Volume effect			6	-- %
Price effect			115	9%
Product mix effect			4	-- %
Exchange rate effect			(3)	-- %

Operating earnings	229	228	1	-- %

Asset impairments and restructuring charges, net	13	4	9

Operating earnings excluding asset impairments and restructuring charges, net	242	232	10	4%

Sales revenue increased $122 million in 2006 compared to 2005 due to an increase in selling prices in response to higher raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased $1 million for 2006 compared to 2005 including increased asset impairments and restructuring charges.  Asset impairments and restructuring charges of $13 million for 2006 related to previously closed manufacturing facilities and severance costs related to a voluntary reduction in force.  Asset impairments and restructuring charges of $4 million for 2005 related primarily to previously closed manufacturing facilities.  These charges are more fully described in Note 18, "Asset Impairments and Restructuring Charges, Net",  to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.  Excluding these items, operating earnings increased due to an increase in selling prices that more than offset higher raw material and energy costs, and favorable product mix that resulted from higher sales volume for specialty coatings.

In November 2006, the Company sold the CASPI segment's EpoleneTM polymer businesses and related assets.  CASPI sales revenue and operating earnings attributed to the divested businesses were $65 million and $3 million, respectively, for 2006.

Fibers Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$910	$869	$41	5%
Volume effect			17	2%
Price effect			55	6%
Product mix effect			(31)	(3) %
Exchange rate effect			--	-- %

Operating earnings	226	216	10	5%

Asset impairments and restructuring charges, net	2	--	2

Operating earnings excluding asset impairments and restructuring charges, net	228	216	12	6%

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

Operating earnings for 2006 compared to 2005 increased $10 million as higher selling prices and increased sales volume more than offset higher raw material and energy costs.  Asset impairments and restructuring charges of $2 million in 2006 related primarily to severance costs of a voluntary reduction in force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$1,659	$1,560	$99	6%
Volume effect			1	-- %
Price effect			118	7%
Product mix effect			(19)	(1) %
Exchange rate effect			(1)	-- %

Sales – contract ethylene sales (1)	27	--	27
Sales – divested product lines (2)	111	104	7

Sales – excluding listed items	1,521	1,456	65	4%
Volume effect			(41)	(3) %
Price effect			118	8%
Product mix effect			(11)	(1) %
Exchange rate effect			(1)	-- %

Operating earnings	132	143	(11)	(8) %
Operating earnings (loss) – divested product lines (2)(3)	(15)	--	(15)	-- %
Operating earnings – excluding divested product lines (3)	147	143	(4)	(3) %

Operating earnings excluding certain items (3)(4)	161	154	7	5%
Operating earnings excluding certain items (4) – divested product lines (2)(3)	3	3	--	-- %
Operating earnings excluding certain items (4) – excluding divested product lines (3)	158	151	7	5%

(1) Sales revenue for 2006 included contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses.

(2) Sales revenue and operating results for 2006 and 2005 included sales revenue from sales of products of the divested product lines of the Company's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines.

(3) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

(4) Items are accelerated depreciation costs, asset impairments and restructuring charges, net and other operating charges, net.  Accelerated depreciation costs, asset impairments and restructuring charges, and other operating charges for 2006 were $2 million, $20 million, and $7 million, respectively. Asset impairments and restructuring charges for 2005 were $11 million related to previously impaired sites.  The other operating charges resulted from the Batesville, Arkansas fourth quarter 2006 divestiture.

Sales revenue for 2006 compared to 2005 increased $99 million primarily due to higher selling prices, particularly in the intermediates product lines, in response to increases in raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings decreased $11 million in 2006 as compared to 2005.   Excluding asset impairments and restructuring charges and other operating charges, operating earnings increased compared with 2005 as higher selling prices more than offset higher raw material and energy costs.  The 2005 operating earnings included $10 million of operating earnings from the achievement of certain milestones under an acetyls technology licensing agreement with SipChem.  PCI sales revenue and operating loss attributed to the divested product lines were $111 million and $15 million, respectively, for 2006.

Performance Polymers Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$1,971	$1,987	$(16)	(1) %
Volume effect			(38)	(2) %
Price effect			12	1%
Product mix effect			10	-- %
Exchange rate effect			--	-- %

Sales – divested PE product line (1)	635	618	17	3%

Sales from Mexico and Argentina PET manufacturing facilities (2)	440	427	13	3%

Sales - U.S. PET manufacturing facilities	896	942	(46)	(5)%
Volume effect			(91)	(10)%
Price effect			37	4%
Product mix effect			8	1%
Exchange rate effect			--	-- %

Operating earnings (3)	68	159	(91)	(57) %
Operating earnings – divested PE product line (1) (4)	136	75	61	81%
Operating earnings (loss) - from sales from Mexico and Argentina PET manufacturing facilities (2)(4)	(12)	24	(36)	(150) %
Operating earnings (loss) - U.S. PET manufacturing facilities (3)(4)	(56)	60	(116)	(193) %

(1)	PE product lines of the PE businesses and related assets located at the Longview, Texas site which were sold in fourth quarter 2006.
(2)
Sales revenue and operating results for 2006 and 2005 include sales revenue from PET manufacturing facilities and related business in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007  These sales are not presented as discontinued operations due to the Performance Polymers segment's continuing involvement in the Latin American region and raw material sales to the divested facilities.

(3)	Includes allocated costs not included in discontinued operations, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(4)	Includes allocated costs consistent with the Company's historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment
			Change
(Dollars in millions)	2006	2005	$	%

Operating earnings excluding certain items (1)(2)	$46	$159	$(113)	(71) %
Operating earnings excluding certain items (3) - divested PE product line (4)	61	75	(14)	(19) %
Operating earnings (loss) - from sales from Mexico and Argentina PET manufacturing facilities (5)	(12)	24	(36)	(150) %
Operating earnings (loss) excluding certain items (6) - U.S. PET manufacturing facilities (1)	(3)	60	(63)	(105) %

(1)	Includes allocated costs not included in discontinued operations, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(2)
Items are accelerated depreciation costs and asset impairment and restructuring charges, net.  Asset impairments and restructuring charges of $46 million for 2006 were primarily related to the shutdown of a research and development pilot plant in Kingsport, Tennessee, discontinued production of CHDM modified polymers in San Roque, Spain, and severance costs from a reduction in force in the U.S. and Spain.  CHDM, an internal intermediate product primarily used in copolyester and PET production, was discontinued in San Roque, Spain to gain operational efficiencies at other facilities.  Accelerated depreciation costs of $7 million in 2006 related to the restructuring decisions in association with cracking units in Longview, Texas, and higher cost PET polymer intermediates assets in Columbia, South Carolina, which are scheduled for shutdown.  Other operating income was $75 million in 2006 from the divestiture of the PE businesses and assets.

(3)
Items are other operating income from the sale of the PE businesses and related assets located at the Longview, Texas site which were sold in fourth quarter 2006, and which were $75 million in fourth quarter 2006.

(4)
PE product lines of the PE businesses and related assets located at the Longview, Texas site which were sold in fourth quarter 2006.  Includes allocated costs consistent with the Company's historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

(5)
Operating results include operating results from PET manufacturing facilities in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.  These operating results are not presented as discontinued operations due to the Performance Polymers segment's continuing involvement in the Latin American region and raw material sales to the divested facilities.  Includes allocated costs consistent with the Company's historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

(6)
Items are accelerated depreciation costs and asset impairments and restructuring charges (gains) related to the U.S. PET manufacturing facilities.  Asset impairments and restructuring charges were $46 million and accelerated depreciation costs were $7 million in 2006.

Sales revenue decreased $16 million for 2006 compared to 2005 primarily due to the effect of divested product lines and lower sales volume for PET polymers in North America attributed to lower industry capacity utilization rates partially offset by higher sales volume, particularly for PET polymers in Latin America.  For U.S. PET manufacturing facilities, sales revenue decreased $46 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings decreased $91 million for 2006 compared to 2005 primarily due to higher and continued volatile raw material and energy costs, lower selling prices for PET polymers globally, increased asset impairments and restructuring charges, and increased accelerated depreciation costs more than offsetting other operating income and increased sales volume.  Asset impairments and restructuring charges of $46 million for 2006 were primarily related to the shutdown of a research and development Kingsport, Tennessee pilot plant, discontinued production of CHDM modified polymers in San Roque, Spain and severance related to a reduction in force in the U.S. and Spain.  CHDM, an internal intermediate product primarily used in copolyester and PET production, was discontinued in San Roque, Spain to gain operational efficiencies at other facilities.  Accelerated depreciation of $7 million for 2006 related to restructuring decisions in association with cracking units in Longview, Texas, and higher cost PET polymer intermediates assets in Columbia, South Carolina, which are scheduled for shutdown.  For U.S. PET manufacturing facilities, operating earnings decreased $116 million.

SP Segment
			Change
(Dollars in millions)	2006	2005	$	%

Sales	$818	$718	$100	14%
Volume effect			81	11%
Price effect			34	5%
Product mix effect			(11)	(1) %
Exchange rate effect			(4)	(1) %

Operating earnings	46	64	(18)	(28) %

Accelerated depreciation included in cost of goods sold	1	--	1

Asset impairments and restructuring charges, net	16	--	16

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	63	64	(1)	(2) %

Sales revenue for 2006 increased $100 million compared to 2005 due primarily to increased sales volume and higher selling prices.  The increased sales volume was primarily attributed to continued market development efforts, particularly in copolyester product lines.  Selling prices increased to offset higher raw material and energy costs with increases limited by competitive industry dynamics.

Operating earnings for 2006 decreased $18 million compared with 2005 primarily due to asset impairments and restructuring charges, increased expenditures related to growth initiatives, and higher raw material and energy costs slightly more than offsetting increased sales volume and higher selling prices. Asset impairments and restructuring charges of $16 million in 2006 were related to the discontinued production of CHDM, an internal intermediate product primarily used in copolyester and PET production, in San Roque, Spain to gain operational efficiencies at other facilities.  Accelerated depreciation costs of $1 million for 2006 related primarily to South Carolina operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION – 2006 COMPARED WITH 2005

Sales Revenue
(Dollars in millions)	2006	2005	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$4,221	$4,098	3%	(1) %	5%	(1) %	-- %
Europe, Middle East, and Africa	816	753	8%	3%	5%	1%	(1) %
Asia Pacific	941	930	1%	(4) %	8%	(2) %	(1) %
Latin America	801	679	18%	18%	(1) %	1%	-- %
	$6,779	$6,460	5%	1%	5%	(1) %	-- %

Sales revenue in the United States and Canada increased primarily due to higher selling prices, particularly in the PCI segment, which had a $78 million positive impact on sales revenue.  The higher selling prices were primarily in response to increases in raw material and energy costs.

Sales revenue in Europe, the Middle East and Africa increased primarily due to higher selling prices, particularly in the CASPI segment, and higher volumes particularly in the SP segment. The higher selling prices were primarily in response to increases in raw material and energy costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2007	2006	2005

Net cash provided by (used in):
Operating activities	$732	$609	$769
Investing activities	(335)	(94)	(18)
Financing activities	(448)	(101)	(547)
Effect of exchange rate changes on cash and cash equivalents	--	1	(5)
Net change in cash and cash equivalents	$(51)	$415	$199

Cash and cash equivalents at end of period	$888	$939	$524

Cash provided by operating activities increased $123 million in 2007 compared with 2006 due primarily to changes in working capital.  During 2007, the Company reduced working capital $86 million, primarily reductions in inventory.  Cash provided by operating activities decreased $160 million in 2006 compared with 2005 primarily due to an increase in working capital requirements related to a higher mix of sales in Latin America and Europe, where customer credit terms are longer as compared to North America, partially offset by lower 2006 cash contributions to its U.S. defined benefit pension plan. The Company contributed $100 million, $75 million, and $165 million to its U.S. defined benefit pension plan in 2007, 2006, and 2005, respectively.

Cash used in investing activities totaled $335 million, $94 million, and $18 million in 2007, 2006, and 2005, respectively.  In 2007, the Company received approximately $42 million in proceeds from the sale of its San Roque, Spain manufacturing facility and related assets and $160 million in proceeds from the sale of its Mexico and Argentina manufacturing facilities and related assets.  In 2006, the Company received $74 million in proceeds from the sale of its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines and $235 million in proceeds from the sale of PE and EpoleneTM polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.  In 2005, the Company received $417 million net cash proceeds from the sale of its equity investment in Genencor.  For more information concerning divestitures, see Note 6 "Equity Investments" and Note 17, "Divestitures", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.  Capital spending of $518 million, $389 million, and $343 million in 2007, 2006, and 2005, respectively, is discussed below.

Cash used in financing activities totaled $448 million, $101 million, and $547 million in 2007, 2006, and 2005 respectively.  In 2007 financing activities included a decrease in credit facility and other borrowings, including bank overdrafts, of $22 million and repurchases of stock totaling $382 million, offset by cash received from stock option exercises of $91 million.  Financing activities in 2006 included a decrease in credit facility and other borrowings, including bank overdrafts, of $50 million, offset by cash received from stock option exercises of $83 million.  Financing activities in 2005 included the Company's early repayment of $500 million of its outstanding long-term debt, and a decrease in credit facility and other borrowings, including bank overdrafts, of $150 million, offset by cash received from stock option exercises of $98 million.  See Note 9, "Early Extinguishment of Debt", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K for information regarding the early extinguishment of debt.  In addition, the Company borrowed $191 million from a new credit facility in the fourth quarter 2005, the proceeds of which provided a significant part of the funding for the repatriation of undistributed foreign earnings under the provisions of the American Jobs Creation Act.

The payment of dividends is also reflected in financing activities in all periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

At December 31, 2007, the Company had credit facilities with various U.S. and foreign banks totaling approximately $888 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") expiring in April 2012, as well as a 128 million euro credit facility ("Euro Facility") which expires in December 2012. The Credit Facility has a remaining option for a one-year extension. Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman’s credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2007, the Company’s credit facility borrowings totaled $188 million at an effective interest rate of 4.79 percent.  At December 31, 2006, the Company's credit facility borrowings were $185 million at an effective interest rate of 4.00 percent.

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

For more information regarding interest rates, see Note 8, "Borrowings",  to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission to issue a combined $1.1 billion of debt and equity securities.

In 2007, the Company made a $100 million contribution to its U.S. defined benefit pension plan.  The Company has no plans to make a contribution to its U.S. defined benefit pension plan in 2008.

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

Capital Expenditures

Capital expenditures were $518 million, $389 million, and $343 million for 2007, 2006, and 2005, respectively.  The increase of $129 million in 2007 compared with 2006 was primarily due to spending on expansion of acetate tow and copolyester intermediates manufacturing capacity, enhancements to the PET facilities in South Carolina utilizing IntegRexTM technology, and other growth initiatives.   The Company expects that 2008 capital spending will be more than $600 million.  In 2008, the Company will continue to pursue targeted growth initiatives, including debottlenecking the South Carolina manufacturing facility utilizing IntegRexTM technology, completing front-end engineering and design for the two industrial gasification projects, increasing capacity of cellulose triacetate ("CTA") for LCD screens, increasing manufacturing capacity for Eastman TritanTM copolyester, and completing the acetate tow capacity expansion in Workington, England.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Commitments

At December 31, 2007, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of approximately 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $200 million.

The Company had various purchase obligations at December 31, 2007 totaling approximately $2.3 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $177 million over a period of several years. Of the total lease commitments, approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2007 totaling approximately $1.0 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2008	$72	$--	$98	$508	$32	$148	$858
2009	--	14	96	460	26	73	669
2010	--	--	96	420	22	70	608
2011	2	--	96	253	20	59	430
2012	148	188	84	246	12	55	733
2013 and beyond	1,183	--	945	403	65	653	3,249
Total	$1,405	$202	$1,415	$2,290	$177	$1,058	$6,547

(a) Amounts represent the current estimated cash payments to be made by the Company primarily for pension and other post-employment benefits and taxes payable in the periods indicated. The amount and timing of such payments is dependent upon interest rates, health care trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors. Such factors can significantly impact the amount and timing of any future contributions by the Company.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2007 totaled $155 million and consisted primarily of leases for railcars, company aircraft, and other equipment. Leases with guarantee amounts totaling $29 million, $11 million, and $115 million will expire in 2008, 2011, and 2012, respectively. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As described in Note 6, "Equity Investments ", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.   Eastman's net investment in the joint venture at December 31, 2007 and 2006 was approximately $43 million and $47 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.

As described in Note 12, "Commitments", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party. Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2007 and 2006. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities (“VIEs”) or, in the case of Primester, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at December 31, 2007. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

The Company purchased equity interests in two development stage joint ventures related to the industrial gasification initiatives and accounts for these investments under the equity method of accounting.  As these joint ventures evolve and enter into material contractual relationships with the Company, its co-investors in the joint ventures, and third parties, the Company will evaluate whether the joint ventures are VIEs and whether the Company is the primary beneficiary.

Guarantees and claims also arise during the ordinary course of business from relationships with suppliers, customers, and non-consolidated affiliates when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur. Non-performance under a contract could trigger an obligation of the Company. These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications. The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims. However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

See Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K for off-balance sheet post-employment benefit obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Treasury Stock Transactions

On February 4, 1999, the Company was authorized by its Board of Directors to repurchase up to $400 million of its common stock.  Through January 2007, a total of 2.7 million shares of common stock was repurchased under the authorization at a cost of approximately $112 million.

On February 20, 2007, the Board of Directors cancelled its prior authorization and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in September 2007, acquiring a total of 4.6 million shares.

In October 2007, the Board of Directors authorized an additional $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2007, a total of 1.3 million shares have been repurchased under this authorization for a total amount of approximately $82 million.  Additional shares are expected to be repurchased under this authorization in 2008.

Dividends

The Company declared quarterly cash dividends of $0.44 per share for a total of $1.76 per share in 2007, 2006, and 2005.

Preferred Stock Purchase Rights

During the fourth quarter of 2006, the Board of Directors of the Company redeemed all of the outstanding preferred stock purchase rights issuable pursuant to the Stockholder Protection Rights Agreement and terminated the Stockholder Protection Rights Agreement.  The payment of $0.01 per share of common stock was made January 2, 2007.

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs. In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the Federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies as described in Note 1, "Significant Accounting Policies", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations, or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount. This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties. Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs. Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $13 million to the maximum of $17 million at December 31, 2007.

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

FASB Interpretation No 47, "Accounting for Conditional Asset Retirement Obligations" (" FIN 47") requires an entity to recognize a liability for a conditional asset retirement obligation when incurred if the liability can be reasonably estimated. The Interpretation also clarifies that the term Conditional Asset Retirement Obligation ("CARO") refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company performed a thorough examination of various asset categories. Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos.  The Company continues to monitor these conditional obligations, as well as any new ones that may develop,  and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.   The recorded obligations did not have a material impact on its consolidated financial position, results of operations and cash flows.

Reserves related to environmental assets accounted for approximately 70 percent of the total environmental reserve at December 31, 2007. Currently, the Company’s environmental assets are expected to reach the end of their useful lives at different times over the next 50 years. If the Company were to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company’s financial condition and results of operations. The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

The Company's cash expenditures related to environmental protection and improvement were approximately $209 million, $214 million, and $198 million in 2007, 2006, and 2005, respectively. These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs. The cost of raw materials is generally based on market price, although derivative financial instruments were utilized, as appropriate, to mitigate short-term market price fluctuations. The volatility of raw material and energy costs will continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects on gross profit.  For additional information see Note 10, "Fair Value of Financial Instruments", to the Company’s consolidated financial statements in Part II, Item 8 of this 2007 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007) "Business Combinations" ("SFAS No. 141R") which replaces SFAS No. 141 "Business Combinations" ("SFAS No. 141").  SFAS No. 141R retains the fundamental requirements of SFAS No. 141 that the acquisition method of accounting be used for all business combinations.  However, SFAS No. 141R provides for the following changes from SFAS No. 141:  an acquirer will record 100% of assets and liabilities of acquired business, including goodwill, at fair value, regardless of the level of interest acquired; certain contingent assets and liabilities will be recognized at fair value at the acquisition date; contingent consideration will be recognized at fair value on the acquisition date with changes in fair value to be recognized in earnings upon settlement; acquisition-related transaction and restructuring costs will be expensed as incurred; reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties will be recognized in earnings; and when making adjustments to finalize preliminary accounting, acquirers will revise any previously issued post-acquisition financial information in future financial statements to reflect any adjustments as if they occurred on the acquisition date.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.  SFAS No. 141R will not have an impact on the Company's consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated financial position, liquidity, or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

 In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP.  SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007.  However, on February 6, 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP FAS 157-2") which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  FSP FAS 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  Effective for first quarter 2008, the Company plans to adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.   The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," ("SFAS No. 159").  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities.  SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

OUTLOOK

For 2008, the Company expects:

•
to maintain strong volumes due to continued substitution of Eastman products for other materials, and new applications for existing products despite uncertain prospects for the U.S. and global economies;

•	the volatility of raw material and energy costs to continue and that the Company will continue to use pricing strategies and ongoing cost control initiatives to offset the effects on gross profit;

•
to improve the profitability of its PET product lines in the Performance Polymers segment, including completing the divestiture of its underperforming PET manufacturing facilities outside the United States; debottlenecking the new South Carolina PET facility utilizing IntegRexTM technology by the end of 2008 for a total capacity of 525,000 metric tons of ParaStarTM PET; shutting down another 300,000 metric tons of conventional PET polymers capacity at the South Carolina manufacturing facility by mid-year; eliminating approximately $30 million of annual costs at the South Carolina site by the middle of 2008; and continuing to pursue options to create additional value from its IntegRexTM technology, primarily by actively pursing licensing opportunities;

•
to improve SP segment results by completing the conversion of 50,000 metric tons of PET capacity to copolyester by the middle of 2008 and continue progress with the commercialization of its new copolyester, Eastman TritanTM copolyester;

•
that the staged phase-out of older cracking units in Longview, Texas and a planned shut down of higher cost PET assets in Columbia, South Carolina will result in accelerated depreciation costs of approximately $10 million;

•	ethylene volumes to decline in the PCI segment due to the staged phase-out of older cracking units at the Company's Longview, Texas facility;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
modest sales volume growth for acetate tow in the Fibers segment, to complete the expansion of its acetate tow plant in Workington, England, in the second half of 2008, and to announce plans for new acetate tow capacity in Asia;

•	the PCI segment to have operating margins at the high end of the 5 to 10 percent range;

•
the CASPI segment to maintain solid earnings at the low end of the 15 to 20 percent operating margin range and expects continued weakness in the U.S. housing and automotive sectors to be offset  by strength in Europe and Asia;

•
front-end engineering and design for its two industrial gasification projects in Beaumont, Texas, and St. James Parish, Louisiana to be completed in the second half of 2008, and project financing to be obtained by the end of the year;

•	net interest expense to increase compared with 2007 primarily due to lower interest income, driven by declining interest rates;

•	the effective tax rate to be approximately 34 percent;

•
capital spending will be above $600 million as it funds targeted growth efforts, including the debottlenecking of the South Carolina manufacturing facility utilizing IntegRexTM technology, the completion of front-end engineering and design for the two industrial gasification projects, increased capacity of CTA for LCD screens, increased capacity for Eastman TritanTM copolyester, and the completion of the acetate tow expansion in Workington, England; and

•	priorities for uses of available cash to be to pay the quarterly cash dividend, fund targeted growth initiatives, and repurchase shares.

As a result of the expectations listed above and strategic and other actions taken in recent years to improve profitability, the Company expects full-year 2008 earnings per share to be similar to 2007 earnings per share excluding gains and charges in both periods related to strategic decisions and actions.

In addition to the above, the Company expects significantly to improve earnings though strategic efforts in industrial gasification and growth initiatives in existing businesses over the next five years, and expects:

•
its industrial gasification projects in Texas and Louisiana to break ground in early 2009, with the facilities online by 2011, and expects these projects to contribute significantly to earnings in 2012;

•
the SP segment further to improve earnings by completing the conversion of an additional 50,000 metric tons of PET to be converted by 2010, increasing sales revenue from cellulose esters used in LCD screens and continued progress with the commercialization of its high performance copolyesters;

•	to pursue licensing opportunities for the PCI segment's acetyl and oxo technologies and for the Performance Polymers segment's IntegRexTM technology;

•	to pursue growth opportunities in Asia for acetate tow in the Fibers segment; and

•	to complete an additional 30 percent expansion of its CASPI segment's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands in early 2009.

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

•
The Company has efforts underway to exploit growth opportunities in certain core businesses by developing new products and technologies, expanding into new markets, and tailoring product offerings to customer needs.  Current examples include IntegRexTM technology and new PET polymers products and copolyester product innovations. There can be no assurance that such efforts will result in financially successful commercialization of such products or acceptance by existing or new customers or new markets or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor.

•
The Company has made, and intends to continue making, strategic investments, including industrial gasification, and has entered, and expects to continue to enter, into strategic alliances in technology, services businesses, and other ventures in order to build, diversify, and strengthen certain Eastman capabilities, improve Eastman's raw materials and energy cost and supply position, and maintain high utilization of manufacturing assets.  There can be no assurance that such investments and alliances will achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers. Such delays or cost overruns or inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from these strategic investments and projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
The Company anticipates obtaining non-recourse financing for the two industrial gasification projects. There is risk that such financing cannot be obtained or if, obtained, may be on terms different than those assumed in the Company's projections for financial performance of the projects, due to any circumstance, change, or condition in the loan syndication, financial, or capital markets generally that could reasonably be expected to materially affect availability, terms, and syndication of such financing.  The ability to enter into financially acceptable project commercial agreements for such elements as engineering, procurement, and construction, off-take agreements, commodity and/or interest hedges, utilities, administrative services, and others, as well as obtaining all necessary regulatory approvals and operating permits, may impact the available financing for the projects or the terms of such financing, if available, including the nature and terms of any recourse back to the Company or other project equity owners.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings and investments are predominately U.S. dollar denominated.  The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors.  For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one percent absolute shift in interest rates.  For 2007 and 2006, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous absolute shift in interest rates of 1 percent were approximately $104 million and $126 million, respectively.  This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows and borrowings denominated in foreign currencies are exposed to changes in foreign currency exchange rates.  The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business.  In order to mitigate the effect of foreign currency risk, the Company enters into currency options to hedge probable anticipated but not yet committed export sales and purchase transactions expected within no more than five years and denominated in foreign currencies and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  The gains and losses on these contracts offset changes in the value of related exposures.  It is the Company's policy to enter into foreign currency transactions only to the extent considered necessary to meet its objectives as stated above.  The Company does not enter into foreign currency transactions for speculative purposes.  For 2007, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $31 million and an additional $3 million for each additional one percentage point adverse change in foreign currency rates.  Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy.  To mitigate short-term fluctuations in market prices for certain commodities, principally propane and natural gas, the Company enters into forwards and options contracts.  For 2007 and 2006, the market risks associated with forwards and options for feedstock and natural gas assuming an instantaneous parallel shift in the underlying commodity price of 10 percent were $20 million and $6 million, respectively, and an additional $2 million for each one percentage point move in closing prices thereafter for both periods.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman appearing on pages 80 through 129 Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

February 28 , 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 21 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007, as discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined-benefit pension and other postretirement plans as of December 31, 2006, and as discussed in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based payments as of January 1, 2006.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 28, 2008

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2007	2006	2005

Sales	$6,830	$6,779	$6,460
Cost of sales	5,638	5,514	5,100
Gross profit	1,192	1,265	1,360

Selling, general and administrative expenses	420	423	439
Research and development expenses	156	155	150
Asset impairments and restructuring charges, net	112	101	33
Other operating income, net	--	(68)	(2)
Operating earnings	504	654	740

Interest expense, net	62	77	100
Income from equity investment in Genencor	--	--	(173)
Early debt extinguishment costs	--	--	46
Other (income) charges, net	(28)	(17)	4
Earnings from continuing operations before income taxes	470	594	763
Provision (benefit) for income taxes from continuing operations	149	167	222
Earnings from continuing operations	321	427	541

Earnings (loss) from discontinued operations, net of tax	(10)	(18)	16
Loss from disposal of discontinued operations, net of tax	(11)	--	--
Net earnings	$300	$409	$557

Basic earnings per share
Earnings from continuing operations	$3.89	$5.20	$6.70
Earnings (loss) from discontinued operations	(0.26)	(0.22)	0.20
Basic earnings per share	$3.63	$4.98	$6.90

Diluted earnings per share
Earnings from continuing operations	$3.84	$5.12	$6.61
Earnings (loss) from discontinued operations	(0.26)	(0.21)	0.20
Diluted earnings per share	$3.58	$4.91	$6.81

Comprehensive Income
Net earnings	$300	$409	$557
Other comprehensive income (loss)
Change in cumulative translation adjustment, net of tax	36	60	(94)
Change in pension liability, net of tax	15	48	(7)
Change in unrealized gains (losses) on derivative instruments, net of tax	3	(1)	3
Change in unrealized gains on investments, net of tax	1	--	1
Total other comprehensive income (loss)	55	107	(97)
Comprehensive income	$355	$516	$460

Retained Earnings
Retained earnings at beginning of period	$2,186	$1,923	$1,509
Net earnings	300	409	557
Cash dividends declared	(145)	(146)	(143)
Effect of adoption of FIN 48	8	--	--
Retained earnings at end of period	$2,349	$2,186	$1,923

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
	December 31,	December 31,
(Dollars in millions, except per share amounts)	2007	2006

Assets
Current assets
Cash and cash equivalents	$888	$939
Trade receivables, net of allowance of $6 and $15	546	682
Miscellaneous receivables	112	72
Inventories	539	682
Other current assets	74	47
Current assets held for sale	134	--
Total current assets	2,293	2,422

Properties
Properties and equipment at cost	8,152	8,844
Less: Accumulated depreciation	5,306	5,775
Net properties	2,846	3,069

Goodwill	316	314
Other noncurrent assets	313	327
Noncurrent assets held for sale	241	--
Total assets	$6,009	$6,132

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,013	$1,056
Borrowings due within one year	72	3
Current liabilities related to assets held for sale	37	--
Total current liabilities	1,122	1,059

Long-term borrowings	1,535	1,589
Deferred income tax liabilities	300	269
Post-employment obligations	852	1,084
Other long-term liabilities	118	102
Total liabilities	3,927	4,103

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 93,630,292 and 91,579,294 for 2007 and 2006, respectively)	1	1
Additional paid-in capital	573	448
Retained earnings	2,349	2,186
Accumulated other comprehensive loss	(28)	(174)
	2,895	2,461
Less: Treasury stock at cost (13,959,951 shares for 2007 and 8,048,442 shares for 2006)	813	432

Total stockholders’ equity	2,082	2,029

Total liabilities and stockholders’ equity	$6,009	$6,132

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2007	2006	2005

Cash flows from operating activities
Net earnings	$300	$409	$557

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	327	308	304
Asset impairments	138	62	12
Gains on sale of assets	(8)	(74)	--
Income from equity investment in Genencor	--	--	(173)
Early debt extinguishment costs	--	--	46
Provision (benefit) for deferred income taxes	(9)	7	115
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(28)	(82)	60
(Increase) decrease in inventories	66	(99)	(110)
Increase (decrease) in trade payables	48	53	71
Increase (decrease) in liabilities for employee benefits and incentive pay	(55)	(44)	(63)
Other items, net	(47)	69	(50)

Net cash provided by operating activities	732	609	769

Cash flows from investing activities
Additions to properties and equipment	(518)	(389)	(343)
Proceeds from sale of assets and investments	202	322	50
Proceeds from the sale of equity investment in Genencor, net	--	--	417
Acquisitions and investments in joint ventures	(40)	--	(125)
Additions to capitalized software	(11)	(16)	(11)
Other items, net	32	(11)	(6)

Net cash used in investing activities	(335)	(94)	(18)

Cash flows from financing activities
Net decrease in commercial paper, credit facility, and other borrowings	(22)	(50)	(150)
Proceeds from long-term borrowings	--	--	189
Repayment of long-term borrowings	--	--	(544)
Dividends paid to stockholders	(147)	(144)	(142)
Treasury stock purchases	(382)	--	--
Proceeds from stock option exercises and other items	103	93	100

Net cash used in financing activities	(448)	(101)	(547)

Effect of exchange rate changes on cash and cash equivalents	--	1	(5)

Net change in cash and cash equivalents	(51)	415	199

Cash and cash equivalents at beginning of period	939	524	325

Cash and cash equivalents at end of period	$888	$939	$524

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman Chemical Company and subsidiaries ("Eastman" or the "Company") are prepared in conformity with accounting principles generally accepted in the United States and of necessity include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures.  Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.  Capitalized software in 2007, 2006, and 2005 was approximately $11 million, $17 million, and $11 million, respectively.  During those same periods, approximately $13 million, $13 million, and $16 million, respectively, of previously capitalized costs were amortized.  At December 31, 2007 and 2006, the unamortized capitalized software costs were $24 million and $28 million, respectively.  Capitalized software costs are reflected in other noncurrent assets.

Impairment of Long Lived Assets

The Company evaluates the carrying value of long-lived assets, including definite-lived intangible assets, when events or changes in circumstances indicate that the carrying value may not be recoverable.  Such events and circumstances include, but are not limited to, significant decreases in the market value of the asset, adverse changes in the extent or manner in which the asset is being used, significant changes in business climate, or current or projected cash flow losses associated with the use of the assets.  The carrying value of a long-lived asset is considered impaired when the total projected undiscounted cash flows from such asset is separately identifiable and is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  For long-lived assets to be held and used, fair value of fixed (tangible) assets and definite-lived intangible assets is determined primarily using either the projected cash flows discounted at a rate commensurate with the risk involved or an appraisal.  For long-lived assets to be disposed of by sale or other than by sale, fair value is determined in a similar manner, except that fair values are reduced for disposal costs.

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans", which changes the accounting for pension and other postretirement benefit plans.  This Standard was adopted by Eastman for the year ended December 31, 2006.  For additional information, see Note 11, "Retirement Plans".

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company's cash expenditures related to environmental protection and improvement were approximately $209 million, $214 million, and $198 million in 2007, 2006, and 2005, respectively. These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development. The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

For additional information see Note 13, "Environmental Matters" and Note 26, "Reserve Rollforwards".

Derivative Financial Instruments

Derivative financial instruments are used by the Company in the management of its exposures to fluctuations in foreign currency, raw materials and energy costs, and interest rates.  Such instruments are used to mitigate the risk that changes in exchange rates, interest rates or raw materials and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions.

The Company enters into currency options and forwards to hedge anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the Euro, British pound, the Japanese yen, and the Canadian dollar) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  To mitigate short-term fluctuations in market prices for propane and natural gas (major raw materials and energy used in the manufacturing process), the Company enters into forwards and options contracts.  From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

The Company's qualifying forwards and options contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company's exposure to identified risks.  Gains and losses resulting from effective hedges of existing liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings.

Deferred currency option premiums are included in the fair market value of the hedges.  The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire.

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

The Company records estimated obligations for customer programs and incentive offerings, which consist primarily of revenue or volume-based amounts that a customer must achieve over a specified period of time, as a reduction of revenue to each underlying revenue transaction as the customer progresses toward reaching goals specified in incentive agreements.  These estimates are based on a combination of forecast of customer sales and actual sales volumes and revenues against established goals, the customer’s current level of purchases, Eastman’s knowledge of customer purchasing habits, and industry pricing practice.  The incentive payment rate may be variable, based upon the customer reaching higher sales volume or revenue levels over a specified period of time in order to receive an agreed upon incentive payment.

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue.  Shipping and handling costs incurred are recorded in cost of sales.

Restructuring of Operations

The Company records restructuring charges incurred in connection with consolidation of operations, exited business lines, or shutdowns of specific sites that are expected to be substantially completed within twelve months. These restructuring charges are recorded as incurred, and are associated with site closures, legal and environmental matters, demolition, contract terminations, or other costs directly related to the restructuring. The Company records severance charges for involuntary employee separations when the separation is probable and reasonably estimable. The Company records severance charges for voluntary employee separations ratably over the remaining service period of those employees.

Share-based Compensation

Effective January 1, 2006, the Company implemented SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") and related interpretations and began recognizing compensation expense in the financial statements for stock options based upon the grant-date fair value over the substantive vesting period.  Prior to January 1, 2006, the Company applied Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations, as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation."  Under APB Opinion No. 25, no compensation expense was recognized in the financial statements for employee stock options granted at an exercise price equal to the market value of the underlying common stock at the date of grant.  For additional information, see Note 16, "Share-Based Compensation Plans and Awards."

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

 In accordance with the implementation requirements of SFAS No. 123(R) under the modified prospective method, the Company did not restate prior fiscal periods and is required to continue the same disclosure-only requirements of SFAS No. 123 for comparative purposes until all periods reported are on the same basis.  The following table illustrates the comparable effect on net earnings and earnings per share as formerly provided under SFAS No. 123 for 2005:

(Dollars in millions, except per share amounts)		2005

Earnings from continuing operations, as reported		$541

Add: Stock-based employee compensation expense included in earnings from continuing operations, as reported		10

Deduct: Total additional stock-based employee compensation cost, net of tax, that would have been included in earnings from continuing operations under fair value method		14
Pro forma earnings from continuing operations		$537

Basic earnings from continuing operations per share	As reported	$6.70
	Pro forma	$6.65

Diluted earnings from continuing operations per share	As reported	$6.61
	Pro forma	$6.57

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

Other Income and Other Charges

Included in other income and other charges are results from equity investments, gains on the sale of certain technology business venture investments, royalty income, gains or losses on foreign exchange transactions, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, certain litigation costs, fees on securitized receivables, other non-operating income, other non-operating income or charges related to Holston Defense Corporation ("HDC"), and other miscellaneous items.

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

2.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In fourth quarter 2007, the Company entered into definitive agreements to sell its polyethylene terephthalate ("PET") polymers and purified terephthalic acid ("PTA") production facilities in the Netherlands and the United Kingdom and related businesses for anticipated cash proceed of approximately $330 million, subject to working capital adjustments.  The transaction is expected to close during the first quarter of 2008.  As a result, the assets and liabilities related to these businesses have been reclassified as assets held for sale at December 31, 2007.  During second quarter 2007, the Company completed the sale of its PET manufacturing facility in Spain.  The manufacturing facilities in the Netherlands, United Kingdom and Spain, and related businesses represent the Company's European PET business and qualify as a component of an entity under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," accordingly, their results are presented as discontinued operations and are not included in the results from continuing operations for all periods presented in the Company's consolidated financial statements.

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For years ended December 31,
(Dollars in millions)	2007	2006	2005

Sales	$542	$671	$599
Earnings (loss) before income taxes	(9)	(18)	20
Earnings (loss) from discontinued operations, net of tax	(10)	(18)	16
Loss on disposal, net of tax	(11)	--	--

The loss on disposal is from the sale of the Company's San Roque, Spain PET manufacturing facility in the Performance Polymer's segment   Net proceeds from the sale of the San Roque site were approximately $42 million.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2007 are summarized below:

December 31,
(Dollars in millions)	2007
Current assets
Trade receivables	$85
Inventories	49
Total current assets held for sale	134

Non-current assets
Properties and equipment, net	236
Other non-current assets	5
Total non-current assets held for sale	241

Total assets	$375

Current liabilities
Payables and other current liabilities, net	$37
Total current liabilities held for sale	37

Total liabilities	$37

In addition, the Company anticipates the recognition of a gain on deferred currency translation adjustments of approximately $40 million.

3.	INVENTORIES

	December 31,
(Dollars in millions)	2007	2006

At FIFO or average cost (approximates current cost)
Finished goods	$607	$660
Work in process	195	206
Raw materials and supplies	247	280
Total inventories	1,049	1,146
LIF O Reserve	(510)	(464)
Total inventories	$539	$682

Inventories valued on the LIFO method were approximately 70 percent of total inventories in each of the periods.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2007	2006
Properties
Land	$46	$42
Buildings and building equipment	782	824
Machinery and equipment	7,009	7,819
Construction in progress	315	159
Properties and equipment at cost	$8,152	$8,844
Less: Accumulated depreciation	5,306	5,775
Net properties	$2,846	$3,069

Cumulative construction-period interest of $224 million and $311 million, reduced by accumulated depreciation of $146 million and $216 million, is included in net properties at December 31, 2007 and 2006, respectively.

Interest capitalized during 2007, 2006, and 2005 was $10 million, $7 million, and $5 million, respectively.

Depreciation expense related to continuing operations was $313 million, $294 million, and $287 million for 2007, 2006, and 2005, respectively.  Depreciation expense for the years ended December 31, 2007 and 2006 included $49 million and $10 million, respectively, of accelerated depreciation costs related to restructuring decisions in association with cracking units in Longview, Texas, and higher cost PET polymer intermediates assets in Columbia, South Carolina, which are scheduled for shutdown.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets include developed technology, customer lists, patents and patent licenses, and trademarks with a net book value of $16 million in 2007 and $17 million in 2006.  During 2006, the Company recorded approximately $6 million in intangible asset impairments related to patents associated with abandoned businesses. Other intangible assets are included in other noncurrent assets on the balance sheet.

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	CASPI Segment	Other Segments	Total Eastman Chemical

Reported balance at December 31, 2005	$306	$6	$312
Currency translation adjustments	2	--	2
Reported balance at December 31, 2006	308	6	314
Currency translation adjustments	2	--	2
Reported balance at December 31, 2007	$310	$6	$316

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.   Eastman's net investment in the joint venture at December 31, 2007 and 2006 was approximately $43 million and $47 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.  Such amounts are included in other noncurrent assets.

Eastman owns a 50 percent interest in Nanjing Yangzi Eastman Chemical Ltd. (“Nanjing”), a company which manufactures EastotacTM hydrocarbon tackifying resins for the adhesives market.  This joint venture is accounted for under the equity method and is included in other noncurrent assets.  At December 31, 2007 and 2006, the Company’s investment in Nanjing was approximately $7 million and $5 million, respectively.

In October 2007, the Company entered into an agreement with Green Rock Energy, L.L.C. ("Green Rock"), a company formed by the D. E. Shaw Group and Goldman, Sachs & Co., to jointly develop the industrial gasification facility in Beaumont, Texas through TX Energy, LLC ("TX Energy"). Eastman owns a 50 percent interest in TX Energy, which is expected to be operational in 2011 and will produce intermediate chemicals, such as hydrogen, methanol, and ammonia from petroleum coke. This joint venture in the development stage is accounted for under the equity method, and is included in other noncurrent assets.  At December 31, 2007, the Company’s investment in TX Energy was approximately $26 million.

Eastman also plans to participate in a project sponsored by Faustina Hydrogen Products, L.L.C. which will use petroleum coke as the primary feedstock to make anhydrous ammonia and methanol.  Faustina Hydrogen Products is primarily owned by Green Rock.  The Company intends to take a 25 percent or greater equity position in the project, provide operations, maintenance, and other site management services, and purchase methanol under a long-term contract.  Capital costs for the facility are estimated to be approximately $1.6 billion.  Project financing is expected to be obtained by the end of 2008.  The facility will be built in St. James Parish, Louisiana and is expected to be complete by 2011.

On April 21, 2005, the Company completed the sale of its equity investment in Genencor International, Inc. ("Genencor") for cash proceeds of approximately $417 million, net of $2 million in fees.  The book value of the investment prior to sale was $246 million, and the Company recorded a pre-tax gain on the sale of $171 million.

7.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2007	2006

Trade creditors	$578	$581
Accrued payrolls, vacation, and variable-incentive compensation	138	126
Accrued taxes	36	59
Post-employment obligations	60	63
Interest payable	31	31
Bank overdrafts	6	11
Other	164	185
Total payables and other current liabilities	$1,013	$1,056

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	BORROWINGS

	December 31,
(Dollars in millions)	2007	2006

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
6.30% notes due 2018	188	182
7% notes due 2012	148	141
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	297
Credit facility borrowings	188	185
Other	16	18
Total borrowings	1,607	1,592
Borrowings due within one year	(72)	(3)
Long-term borrowings	$1,535	$1,589

At December 31, 2007, the Company had credit facilities with various U.S. and foreign banks totaling approximately $888 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") expiring in April 2012, as well as a 128 million Euro credit facility ("Euro Facility") which expires in December 2012.  The Credit Facility has a remaining option for a one-year extension.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman’s credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2007, the Company’s credit facility borrowings totaled $188 million at an effective interest rate of 4.79 percent.  At December 31, 2006, the Company's credit facility borrowings were $185 million at an effective interest rate of 4.00 percent.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility.  Since the Credit Facility expires in April 2012, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis.

At December 31, 2007 and December 31, 2006, the Company had outstanding interest rate swaps associated with the entire outstanding principle of the 7% notes due in 2012 and $150 million of the outstanding principle of the 6.30% notes due in 2018 to convert the notes from fixed rate to variable rate borrowings.  The average variable interest rate on the 7% notes was 7.12 percent and 7.89 percent for December 31, 2007 and December 31, 2006, respectively.  The average variable interest rate on the 6.30% notes was 5.52 percent and 6.30 percent for December 31, 2007 and December 31, 2006, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	EARLY EXTINGUISHMENT OF DEBT

In the second quarter 2005, the Company completed the early repayment of $500 million of its outstanding long-term bonds for $544 million in cash, which resulted in a charge of $46 million for early debt extinguishment costs including $2 million in unamortized bond issuance costs.  The book value of the purchased debt was $500 million, as follows:

(Dollars in millions)	Book Value

3 1/4% notes due 2008	$178
6.30% notes due 2018	68
7% notes due 2012	254
Total	$500

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2007		December 31, 2006
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,535	$1,637	$1,589	$1,715

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

Hedging Programs

Financial instruments held as part of the hedging programs discussed below are recorded at fair value based upon comparable market transactions as quoted by the broker and on valuations based on the current forward market.

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

Currency Rate Hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates.  To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets.  To manage the remaining exposure, the Company enters into currency options and forwards to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the Euro, British pound, the Japanese yen and the Canadian dollar) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  These contracts are designated as cash flow hedges.  The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which the hedged transaction affects earnings.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Raw Material and Energy Hedging

Raw materials and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors.  To mitigate short-term fluctuations in market prices for propane, natural gas and paraxylene, the Company enters into forwards and options contracts.  These contracts are designated as cash flow hedges.  The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

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

From time to time, the Company also utilizes interest rate derivative instruments, primarily forwards, to hedge the Company’s exposure to movements in interest rates on anticipated debt offerings.  These instruments are designated as cash flow hedges and are typically 100 percent effective.  As a result, there is no current impact on earnings due to hedge ineffectiveness.  The mark-to-market gains or losses on these hedges are included in accumulated other comprehensive income (loss) to the extent effective, and are reclassified into interest expense over the term of the related debt instruments.

At December 31, 2007, mark-to-market losses from raw material, currency, energy, and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $(3) million.  If realized, substantially all of these losses will be reclassified into earnings during the next 12 months.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  The Company recognized a $3 million net gain during 2007.

At December 31, 2006, mark-to-market losses from raw material, currency, energy, and certain interest rate hedges that were included in accumulated other comprehensive income (loss) totaled approximately $(6) million.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  The Company recognized a $1 million net loss during 2006.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits.  Prior to 2000, benefits were calculated using a defined benefit formula based on age, years of service, and the employee’s final average compensation as defined in the plans.  Effective January 1, 2000, the Company's U.S. defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended. Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service and final average compensation as defined in the plans. The amended defined benefit pension plan uses a pension equity formula based on age, years of service and final average compensation to calculate an employee's retirement benefits from January 1, 2000 forward. Benefits payable will be the combined pre-2000 and post-1999 benefits.  Employees hired on or after January 1, 2007 will not be eligible for the U.S. defined benefit pension plans.

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

	December 31, 2006
(Dollars in millions)	Pre-SFAS No. 158	Adjustment to initially apply FAS 158	Post SFAS No. 158 Adjustment

Intangible asset	$21	$(21)	$--
Deferred tax asset	119	42	161
Accrued pension liability	(241)	(105)	(346)
Accumulated other comprehensive loss, net of tax	(207)	(84)	(291)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2007 and 2006, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and international defined benefit pension plans are also provided in the following tables.

Summary Balance Sheet

(Dollars in millions)	2007	2006

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,593	$1,477
Service cost	48	44
Interest cost	90	82
Actuarial (gain)/loss	(58)	12
Plan amendments and other	(55)	71
Effect of currency exchange	16	26
Benefits paid	(164)	(119)
Benefit obligation, end of year	$1,470	$1,593

Change in plan assets:
Fair value of plan assets, beginning of year	$1,247	$1,054
Actual return on plan assets	115	162
Plan amendments and other	1	46
Effect of currency exchange	12	17
Company contributions	135	87
Benefits paid	(164)	(119)
Fair value of plan assets, end of year	$1,346	$1,247

Funded Status at end of year	$(124)	$(346)

Amounts recognized in the Statements of Financial Position consist of:
Noncurrent Asset	$2	$--
Current liability	(3)	(3)
Noncurrent liability	(123)	(343)
Net amount recognized, end of year	$(124)	$(346)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss (gain)	$360	$462
Prior service costs (credit)	(58)	(10)
Accumulated other comprehensive loss	$302	$452

The accumulated benefit obligation basis at the end of 2007 and 2006 was $1,358 million and $1,489 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of net periodic benefit cost recognized for Eastman's significant U.S. and international defined benefit pension plans follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

(Dollars in millions)	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$48	$44	$43
Interest cost	90	82	80
Expected return on assets	(105)	(88)	(79)
Curtailment charge	4	--	--
Amortization of:
Prior service credit	(9)	(10)	(9)
Actuarial loss	35	39	36
Net periodic benefit cost	$63	$67	$71

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effect	$10	$--	$--
Current year actuarial gains	68	--	--
Current year prior service credit	49
Amortization of:
Prior service credit	(9)	(10)	(10)
Actuarial loss	35	39	36
Effect of currency exchange	(3)	--	--
Total	$150	$29	$26

	2007	2006	2005

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	6.03%	5.66%	5.51%
Expected return on assets	8.57%	8.53%	8.59%
Rate of compensation increase	3.83%	3.78%	3.75%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	5.66%	5.51%	5.67%
Expected return on assets	8.53%	8.59%	8.65%
Rate of compensation increase	3.78%	3.75%	3.78%

The fair value of plan assets for domestic plans at December 31, 2007 and 2006 was $1,107 million and $1,052 million, respectively, while the fair value of plan assets at December 31, 2007 and 2006 for international plans was $239 million and $195 million, respectively.  At December 31, 2007 and 2006, the expected long-term rate of return on the U.S. plan assets was 9 percent, while the expected long-term rate of return on international plan assets was 5.75 percent and 5.24 percent at December 31, 2007 and 2006, respectively. The target allocation for the Company’s U.S. pension plan for 2008 and the asset allocation at December 31, 2007 and 2006, by asset category, is as follows:

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Target Allocation	Plan Assets at December 31, 2007	Plan Assets at December 31, 2006
Asset category

Equity securities	59%	69%	75%
Debt securities	12%	9%	8%
Real estate	9%	8%	5%
Other investments	20%	14%	12%
Total	100%	100%	100%

The asset allocation for the Company’s international pension plans at December 31, 2007 and 2006, and the target allocation for 2008, by asset category, is as follows:

	Target Allocation	Plan Assets at December 31, 2007	Plan Assets at December 31, 2006
Asset category

Equity securities	34%	34%	35%
Debt securities	57%	57%	56%
Other investments	9%	9%	9%
Total	100%	100%	100%

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

The Company funded its U.S. defined benefit plan for 2007 by $100 million in January 2007.

Benefits expected to be paid from pension plans are as follows:

(Dollars in millions)	2008	2009	2010	2011	2012	2013-2017
U.S. plan	$90	$90	$93	$99	$105	$627
International plans	$6	$6	$6	$7	$7	$46

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"). Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5 percent of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the EIP. Employees may diversify to other investment funds within the EIP from the ESOP at any time without restrictions. Allocated shares in the ESOP totaled 1,540,303; 1,721,199; and 1,980,906 shares as of December 31, 2007, 2006, and 2005, respectively. Dividends on shares held by the EIP/ESOP are charged to retained earnings. All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

In July 2006, the Company amended its EIP/ESOP to provide a company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007.  Employees who are hired on or after January 1, 2007, will also be eligible for the 5 percent contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $34 million, $35 million, and $33 million for 2007, 2006, and 2005, respectively.

POSTRETIREMENT WELFARE PLANS

Eastman provides life insurance and health care benefits for eligible retirees, and health care benefits for retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. pension plans.  Similar benefits are also provided to retirees of HDC, a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant.  HDC’s contract with the Department of Army (“DOA”) provided for reimbursement of allowable costs incurred by HDC including certain postretirement welfare costs, for as long as HDC operated the plant.  After the contract was terminated at the end of 1998, the Army did not contribute further to these costs.  The Company pursued extraordinary relief from the DOA and was granted an award effective in the fourth quarter 2006 in the amount of $95 million.  This award was for reimbursement of previously expensed post-retirement benefit costs.  The Company began recognizing the impact of the reimbursement in fourth quarter 2006 by recording an unrecognized gain and will be amortizing the remaining gain into earnings over an extended period of time.  Included in other income is a gain of $4 million and $12 million for 2007 and 2006, respectively, reflecting a portion of the unrecognized gain resulting from the award.  Employees hired on or after January 1, 2007 will have access to post-retirement health care benefits only, while Eastman will not provide a company contribution toward the premium cost of post-retirement benefits for those employees.

A few of the Company's international operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2007 and 2006, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

Summary Balance Sheet

(Dollars in millions)	2007	2006

Change in benefit obligation:
Benefit obligation, beginning of year	$731	$779
Service cost	7	8
Interest cost	43	41
Plan participants’ contributions	16	18
Actuarial (gain) loss	(16)	(57)
Benefits paid	(59)	(58)
Plan amendments	(6)	--
Benefit obligation, end of year	$716	$731

Change in plan assets:
Fair value of plan assets, beginning of year	$57	$6
Actual return on plan assets	2	1
Company contributions	37	34
Third party contributions	--	95
Reserve for third party contributions	3	(39)
Plan participants’ contributions	16	18
Benefits paid	(59)	(58)
Fair value of plan assets, end of year	$56	$57

Funded status	$(660)	$(674)

Amounts recognized in the Statements of Financial Position consist of:
Current liabilities	$(40)	$(38)
Non-current liabilities	(620)	(636)
Net amount recognized, end of year	$(660)	$(674)

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial (gain) loss	$176	$206
Prior service (credit) cost	(194)	(211)
Accumulated other comprehensive income	$(18)	$(5)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of net periodic benefit cost recognized for Eastman's postretirement benefit cost follows:

Summary of Benefit Costs

(Dollars in millions)	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$7	$8	$8
Interest cost	43	41	43
Expected return on assets	(3)	--	--
Other	--	(12)	--
Amortization of:
Prior service credit	(23)	(22)	(23)
Actuarial loss	12	15	20
Net periodic benefit cost	$36	$30	$48

Weighted-average assumptions used to determine end of year benefit obligations:	2007	2006	2005

Discount rate	6.19%	5.86%	5.62%
Rate of compensation increase	3.75%	3.75%	3.75%
Health care cost trend
Initial	9.00%	9.00%	8.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2012	2011	2009

Weighted-average assumptions used to determine end of year net benefit cost:	2007	2006	2005

Discount rate	5.86%	5.62%	5.75%
Rate of compensation increase	3.75%	3.75%	3.75%
Health care cost trend
Initial	9.00%	8.00%	9.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2011	2009	2009

Benefits, net of participant contributions, expected to be paid for post-employment obligations are as follows:

(Dollars in millions)
	2008	2009	2010	2011	2012	2013-2017
U.S. plans	$45	$45	$45	$45	$45	$245

A 9 percent rate of increase in per capita cost of covered health care benefits is assumed for 2008. The rate is assumed to decrease gradually to 5 percent for 2012 and remain at that level thereafter. A 1 percent increase or decrease in health care trend would have had no material impact on the 2007 service and interest costs or the 2006 benefit obligation, because the Company's contributions for benefits are fixed.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS

Purchase Obligations and Lease Commitments

At December 31, 2007, the Company had various purchase obligations totaling approximately $2.3 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $177 million over a period of several years.  Of the total lease commitments, approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to railcars.  Rental expense, net of sublease income, was approximately $56 million, $62 million, and $64 million in 2007, 2006, and 2005, respectively.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Total

2008	$72	$--	$98	$508	$32	$710
2009	--	14	96	460	26	596
2010	--	--	96	420	22	538
2011	2	--	96	253	20	371
2012	148	188	84	246	12	678
2013 and beyond	1,183	--	945	403	65	2,596
Total	$1,405	$202	$1,415	$2,290	$177	$5,489

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party. The agreement permits the sale of undivided interests in domestic trade accounts receivable. Receivables sold to the third party totaled $200 million at December 31, 2007 and December 31, 2006. Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools. The purchaser funds its purchases via the issuance of commercial papers backed by the undivided interest.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $308 million and $321 million in 2007 and 2006, respectively.

Guarantees

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34” clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. Disclosures about each group of similar guarantees are provided below.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets. Under these operating leases, the residual value guarantees at December 31, 2007 totaled $155 million and consisted primarily of leases for railcars, company aircraft, and other equipment. Leases with guarantee amounts totaling $29 million, $11 million, and $115 million will expire in 2008, 2011, and 2012, respectively. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

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

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities (“VIEs”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with two entities that may be VIEs at December 31, 2007. These potential VIEs are joint ventures from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in these entities and has confirmed that one party to each of these joint ventures does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entities are VIEs, and if one or both are VIEs, whether or not the Company is the primary beneficiary.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies".  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows.  The Company’s reserve for environmental contingencies was $42 million and $47 million at December 31, 2007 and 2006, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $13 million to the maximum of $17 million at December 31, 2007.

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2007 and 2006:

Accrued Obligations for Environmental Matters

(Dollars in millions)	December 31, 2007	December 31, 2006

Beginning environmental liability	$47	$51

Liabilities incurred in current period	1	7
Liabilities settled in current period	(6)	(14)
Accretion expense	2	2
Revisions to estimated cash flow	(2)	1

Ending environmental liability	$42	$47

For additional information, refer to Note 26, "Reserve Rollforwards".

14.	LEGAL MATTERS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the asbestos litigation (described below), will have a material adverse effect on its overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

15.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for 2005, 2006, and 2007 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders’ Equity $

Balance at January 1, 2005	1	210	1,509	(103)	(433)	1,184

Net Earnings	--	--	557	--	--	557
Cash Dividends(1)	--	--	(143)	--	--	(143)
Other Comprehensive Income	--	--	--	(97)	--	(97)
Stock Option Exercises and Other Items (2)	--	110	--	--	1	111
Balance at December 31, 2005	1	320	1,923	(200)	(432)	1,612

Net Earnings	--	--	409	--	--	409
Cash Dividends(1)	--	--	(146)	--	--	(146)
Other Comprehensive Income	--	--	--	107	--	107
Effect of FAS 158 adoption	--	--	--	(81)	--	(81)
Stock Option Exercises and Other Items (2)(3)	--	128	--	--	--	128
Balance at December 31, 2006	1	448	2,186	(174)	(432)	2,029

Net Earnings	--	--	300	--	--	300
Effect of FIN 48 Adoption	--	--	8	--	--	8
Cash Dividends Declared (1)	--	--	(145)	--	--	(145)
Other Comprehensive Income	--	--	--	146	--	146
Stock Option Exercises and Other Items (2)(3)	--	125	--	--	1	126
Stock Repurchases	--	--	--	--	(382)	(382)
Balance at December 31, 2007	1	573	2,349	(28)	(813)	2,082

(1) Includes cash dividends paid and dividends declared, but unpaid. Also, includes the redemption of the outstanding preferred stock purchase rights.

(2)  The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.

(3) Includes the fair value of equity share-based awards recognized under SFAS No. 123(R).

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share. The Company declared dividends of $1.76 per share in each of 2007, 2006, and 2005.

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

The additions to paid-in capital for 2007, 2006, and 2005 are primarily the result of stock option exercises by employees.  Effective January 1, 2006, this includes exercises and recognition of compensation expense of equity awards determined under SFAS No. 123(R).

On February 4, 1999, the Company was authorized by its Board of Directors to repurchase up to $400 million of its common stock.  Through January 2007, a total of 2.7 million shares of common stock was repurchased under the authorization at a cost of approximately $112 million.  On February 20, 2007, the Board of Directors cancelled its prior authorization for stock repurchases and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in September 2007 acquiring a total of 4.6 million shares.  In October 2007, the Board of Directors authorized an additional $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2007, a total of 1.3 million shares have been repurchased under this authorization for a total amount of approximately $82 million.

The Company's charitable foundation held the following shares of the Company's common stock at December 31 of each year and are reported in treasury stock:  82,674 shares for 2007 and 106,771 shares for 2006 and 2005.

During the fourth quarter of 2006, the Board of Directors of the Company redeemed all of the outstanding preferred stock purchase rights issuable pursuant to the Stockholder Protection Rights Agreement and terminated the Stockholder Protection Rights Agreement.  The payment of $0.01 per share of common stock was recorded in dividends payable at December 31, 2006 and was paid January 2, 2007.

For 2007, 2006, and 2005, the weighted average number of common shares outstanding used to compute basic earnings per share was 82.8 million, 82.1 million, and 80.7 million, respectively, and for diluted earnings per share was 83.9 million, 83.2 million, and 81.8 million, respectively, reflecting the effect of dilutive share-based equity awards outstanding.  Excluded from the 2007, 2006, and 2005 calculation of diluted earnings per share were 1,026,284 stock options, 3,284,662 stock options, and 2,094,551 stock options, respectively, because the total market value of option exercises for these awards was less than the total cash proceeds that would be received from these exercises.

Shares of common stock issued (1)	2007	2006	2005

Balance at beginning of year	91,579,441	89,566,115	87,257,499
Issued for employee compensation and benefit plans	2,050,851	2,013,326	2,308,616
Balance at end of year	93,630,292	91,579,441	89,566,115

(1) Includes shares held in treasury.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment $	Unfunded Additional Minimum Pension Liability $	Unrecognized Loss and Prior Service Cost, net of taxes $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $

Balance at December 31, 2005	61	(255)	--	(5)	(1)	(200)
Period change	60	48	--	(1)	--	107
Pre-SFAS No. 158 balance at December 31, 2006	121	(207)	--	(6)	(1)	(93)
Adjustments to apply SFAS No. 158	--	207	(288)	--	--	(81)
Balance at December 31, 2006	121	--	(288)	(6)	(1)	(174)
Period change	36	--	106	3	1	146
Balance at December 31, 2007	157	--	(182)	(3)	--	(28)

Amounts of other comprehensive income (loss) are presented net of applicable taxes.  The Company records deferred income taxes on the cumulative translation adjustment related to branch operations and other entities included in the Company's consolidated U.S. tax return.  No deferred income taxes are provided on the cumulative translation adjustment of subsidiaries outside the United States, as such cumulative translation adjustment is considered to be a component of permanently invested, unremitted earnings of these foreign subsidiaries.

16.	SHARE-BASED COMPENSATION PLANS AND AWARDS

2007 Omnibus Long-Term Compensation Plan

Eastman's 2007 Omnibus Long-Term Compensation Plan ("2007 Omnibus Plan") was approved by shareholders at the May 3, 2007 Annual Meeting of Shareholders and shall remain in effect until its fifth anniversary.  The 2007 Omnibus Plan authorizes the Compensation and Management Development Committee of the Board of Directors to:  grant awards, designate participants, determine the types and numbers of awards, determine the terms and conditions of awards and determine the form of award settlement.  Under the 2007 Omnibus Plan, the aggregate number of shares reserved and available for issuance is 4.1 million and includes all shares previously authorized, but unissued under any previously authorized plan.  Any stock distributed pursuant to an award may consist of, in whole or in part, authorized and unissued stock, treasury stock or stock purchased on the open market.  Under the 2007 Omnibus Plan and previous plans, the form of awards have included:  restricted stock and restricted stock units, stock options, stock appreciation rights (“SAR’s”), and performance shares.  The 2007 Omnibus Plan is flexible as to the number of specific forms of awards, but provides that stock options and SARs are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2007 Director Long-Term Compensation Subplan

Eastman's 2007 Director Long-Term Compensation Subplan ("2007 Directors' Subplan"), a component of the 2007 Omnibus Plan, was adopted by the Board of Directors on August 2, 2007 and became effective on that date.  The 2007 Directors' Subplan remains in effect until terminated by the Board of Directors or the earlier termination of the 2007 Omnibus Plan.  The 2007 Directors' Subplan provides for structured grants of nonqualified stock options and restricted shares to non-employee members of the Board of Directors.  Shares that may be issued are subject to all the same terms and conditions of the 2007 Omnibus Plan.  The 2007 Directors' Subplan does not constitute a separate source of shares for grant of equity awards and all shares awarded are part of the 4.1 million shares authorized by the 2007 Omnibus Plan.  Shares of restricted stock are granted upon the first day of the directors' initial term of service and nonqualified stock options and shares of restricted stock are granted each year on the date of the annual meeting of stockholders. The 2007 Directors' Plan provides that options are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

Adoption of SFAS No. 123(R)

On January 1, 2006, the Company adopted SFAS No. 123(R).  SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows".  Prior to adoption, the Company implemented the disclosure-only requirements of SFAS No. 123 and continued to implement the requirements of APB No. 25 for financial statement reporting.  Under the requirements of APB No. 25, the Company was required to recognize compensation cost for share-based awards when the employee or non-employee director paid an amount to acquire the awarded shares that was less than the closing market price of the stock at the measurement date (typically the date of grant).  This requirement resulted in compensation expense recognition and reporting in the financial statements for most share-based awards, except stock options.  Effective with adoption of SFAS No. 123(R), compensation expense related to stock option awards are recognized in the financial statements at their fair value.

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

In November 2005, the FASB also issued FSP No. 123(R) – 3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards."  The FSP provides an elective alternative transition method to the prescribed method in SFAS No. 123(R) for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R).  The Company determined it did not have all the data necessary to compute the pool of excess tax benefits as described in SFAS No 123(R) and has elected to follow the alternative method prescribed under SFAS No. 123(R) – 3.  Based upon the alternative method, the Company does not have a pool of excess tax benefits at December 31, 2005 to offset tax shortfalls and, consequently, will record them as current period income tax expense.

The Company is authorized by the Board of Directors under the 2007 Omnibus Plan and 2007 Directors' Subplan to provide grants to employees and non-employee members of the Board of Directors.  It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require payment by the issuance of common stock and to withhold or accept back shares awarded to cover the income taxes of employee participants.  Shares of non-employee directors are not withheld or acquired for the withholding of their income taxes.  Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay for the exercise price of stock options in accordance with the terms and conditions of their awards.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For 2007, 2006, and 2005, total share-based compensation expense (before tax) of approximately $26 million, $29 million, and $22 million, respectively, was recognized in selling, general and administrative expense in the consolidated statement of earnings for all share-based awards of which approximately $13 million, $17 million, and $5 million, respectively, related to stock options.  SFAS No. 123(R) requires that compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for retirement-eligible employees.  For 2007 and 2006, approximately $3 million and $8 million, respectively, of stock option compensation expense were recognized due to retirement eligibility preceding the requisite vesting period.

Stock Option Awards

Option awards are granted on an annual basis to non-employee directors and to employees who meet certain eligibility requirements.  Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant.  The term life of options is ten years with vesting periods that vary up to three years.  Vesting usually occurs ratably over the vesting period or at the end of the vesting period.  The Company utilizes the Black Scholes Merton ("BSM") option valuation model which relies on certain assumptions to estimate an option's fair value.

The weighted average assumptions used in the determination of fair value for stock options awarded in 2007, 2006, and 2005 are provided in the table below:

Assumptions	2007	2006	2005

Expected volatility rate	20.80%	21.40%	22.90%
Expected dividend yield	2.92%	3.24%	3.29%
Average risk-free interest rate	4.24%	4.62%	4.48%
Expected forfeiture rate	0.75%	0.75%	Actual
Expected term years	4.40	4.40	5.00

The volatility rate of grants is derived from historical Company common stock price volatility over the same time period as the expected term of each stock option award.  The volatility rate is derived by mathematical formula utilizing the weekly high closing stock price data over the expected term.

The expected dividend yield is calculated using the expected Company annual dividend amount over the expected term divided by the fair market value of the Company's common stock.

The average risk-free interest rate is derived from United States Department of Treasury published interest rates of daily yield curves for the same time period as the expected term.

SFAS No. 123(R) specifies only share-based awards expected to vest be included in share-based compensation expense.  Estimated forfeiture rates are determined using historical forfeiture experience for each type of award and are excluded from the quantity of awards included in share-based compensation expense.

The weighted average expected term reflects the analysis of historical share-based award transactions and includes option swap and reload grants which may have much shorter remaining expected terms than new option grants.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the Company's stock option awards for 2007, 2006 and 2005 are presented below:

	2007		2006		2005
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	5,866,900	$52	6,616,800	$48	8,155,100	$47
Granted	643,000	65	1,481,300	61	1,275,700	54
Exercised	(2,010,100)	50	(2,001,800)	45	(2,342,600)	43
Cancelled, forfeited or expired	(18,500)	59	(229,400)	56	(471,400)	64
Outstanding at end of year	4,481,300	$55	5,866,900	$52	6,616,800	$48

Options exercisable at year-end	2,686,800		3,385,100		4,688,000

Available for grant at end of year	3,379,200		1,244,900		2,954,500

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/07	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/07	Weighted-Average Exercise Price

$30-45	380,900	4.8	$37	380,600	$37
$46-52	897,800	4.6	48	895,600	48
$53-59	1,274,600	7.5	54	764,600	54
$60-64	1,351,700	8.6	61	507,600	61
$65-66	576,300	8.4	66	138,400	66
	4,481,300	7.1	$55	2,686,800	$52

The range of exercise prices of options outstanding at December 31, 2007 is approximately $30 to $66 per share.   The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2007 is $29.8 million and $26.3 million, respectively.  Intrinsic value is the amount by which the closing market price of the stock at December 31, 2007 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options is 6.0 years.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average fair value of options granted during 2007, 2006, and 2005 were $11.12, $10.57, and $10.26, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2007, 2006, and 2005, was $30 million, $27 million, and $33 million, respectively.  Cash proceeds received by the Company from option exercises and the related tax benefit totals $91 million and $10 million, respectively for 2007, $83 million and $10 million, respectively, for 2006, and $98 million and $13 million, respectively, for 2005.  The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005 was $13 million, $9 million, and $9 million, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2007 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2007	2,481,800	$10.39
Granted	643,000	11.12
Vested	(1,320,900)	10.18
Forfeited	(9,400)	10.48
Nonvested Options at December 31, 2007	1,794,500	$10.87

For options unvested at December 31, 2007, approximately $9 million in compensation expense will be recognized over three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has long-term performance stock awards, restricted stock awards, and stock appreciation rights.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total shareholder return compared to a peer group ranking by total shareholder return.  The recognized compensation cost before tax for these other share-based awards in the years ended December 31, 2007, 2006, and 2005 is approximately $13 million, $12 million, and $17 million, respectively.  The unrecognized compensation expense before tax for these same awards at December 31, 2007 is $38 million and will be recognized over a period of approximately three years.

17.	DIVESTITURES

Certain Businesses and Product Lines and Related Assets in CASPI, PCI, and Performance Polymers Segments

On November 30, 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses for net proceeds of approximately $160 million and an earn-out provision based on certain future sales amounts.  The final purchase price is subject to change based upon working capital and other adjustments.  The Company will continue to produce certain intermediate products for the buyer under supply agreements with terms up to one year.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  The results related to the Mexico and Argentina facilities are not presented as discontinued operations due to continuing involvement of the Company's Performance Polymers segment in the region including certain intermediate products sales to the divested sites.  During 2007, the Company recorded asset impairments and restructuring charges of approximately $115 million related to the Mexico and Argentina PET sites.  Changes in estimates, if any, will be reflected in future periods.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2006, the Company sold its PE and EpoleneTM polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") and Performance Polymers segments for net proceeds of approximately $235 million.  The Company also retained and subsequently collected approximately $83 million of accounts receivable related to these businesses and product lines. The Company will continue to produce certain products for the buyer under ongoing supply agreements and purchase certain products from the buyer under ongoing purchase agreements with terms up to ninety-nine years.  As part of these agreements, the Company began a staged phase-out of older cracking units in 2007, with timing dependent in part on market conditions, resulting in accelerated depreciation and environmental closure obligations.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  In 2006, the Company recorded a gain of $75 million in other operating income related to this transaction.

On October 31, 2006, the Company sold its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines in the Performance Chemicals and Intermediates ("PCI") segment for net proceeds of approximately $74 million and an earn-out provision based on biodiesel sales over the next three years.  The Company also retained and subsequently collected approximately $9 million of accounts receivable related to these businesses and product lines.  The Company will continue to produce certain products for the buyer under ongoing supply agreements and purchase certain products from the buyer under ongoing purchase agreements with terms up to five years.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  In 2006, the Company recorded a $7 million in other operating loss related to this transaction.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Impairments and restructuring charges totaled $112 million during 2007, consisting of non-cash asset impairments of $122 million and restructuring gains of $10 million. Impairments and restructuring charges totaled $101 million during 2006, consisting of non-cash asset impairments of $62 million and restructuring charges of $39 million. Impairments and restructuring charges totaled $33 million during 2005, consisting of non-cash asset impairments of $12 million and restructuring charges of $21 million.

The following table summarizes the 2007, 2006, and 2005 charges by segment:

(Dollars in millions)	2007	2006	2005
CASPI:
Fixed asset impairments	$--	$6	$--
Severance charges	(1)	4	--
Site closure and restructuring costs	--	3	4

Fibers:
Severance charges	--	2	--

PCI:
Fixed asset impairments	--	10	8
Severance charges	(1)	6	3
Site closure and restructuring costs	--	4	--

Performance Polymers:
Fixed asset impairments	118	30	--
Severance charges	(5)	16	--

Specialty Plastics (“SP”):
Fixed asset impairments	2	12	--
Severance charges	(2)	4	--
Site closure and restructuring costs	1	--	--

Other:
Fixed asset impairments	--	3	1
Intangible asset impairments	2	1	3
Site closure and restructuring costs	(2)	--	14

Total Eastman Chemical Company
Fixed asset impairments	$ 120	$ 61	$ 9
Intangible asset impairments	2	1	3
Severance charges	(9)	32	3
Site closure and restructuring costs	(1)	7	18
Total Eastman Chemical Company	$ 112	$ 101	$ 33

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2007

In the fourth quarter 2007 asset impairments and restructuring gains totaled $4 million related primarily to the adjustments to previously recorded charges for Cendian Corporation ("Cendian"), the Company's logistics subsidiary, and the PET manufacturing facilities in Latin America which were sold in the third quarter 2007.

In the third quarter 2007 asset impairments and restructuring charges totaled $114 million were primarily the impairment of assets of Eastman's PET manufacturing facilities in Cosoleacaque, Mexico, and Zarate, Argentina which were classified as held for sale as of September 30, 2007.  The Company wrote down the value of the assets of these facilities in third quarter 2007 to the expected sales proceeds less cost to sell. These charges were in the Performance Polymers segment.  Also in third quarter 2007, the Company adjusted the severance accrual recorded in fourth quarter 2006 which resulted in a reversal which was reflected in all segments.

In first and second quarter 2007, the Company recorded $2 million in charges related primarily to the site closure and asset removal related to the shut down of the Company's Spanish cyclohexane dimethanol ("CHDM") manufacturing facility, located adjacent to the PET manufacturing facility. These charges were offset by the reversal of the fourth quarter 2006 severance accrual at the same site, as the employees included in the CHDM severance accrual were employed by the purchaser of the San Roque, Spain PET manufacturing facility, relieving the Company of the severance obligation.  These charges were reflected in the Performance Polymers and SP segments.

2006

In the fourth quarter 2006, the Company recorded asset impairments and restructuring charges of $78 million, consisting of non-cash impairments of $42 million and restructuring charges of $36 million; and other operating income, net of $68 million.  The asset impairments consisted of approximately $20 million related to the shutdown of the CHDM manufacturing assets in San Roque, Spain, utilized in the SP and the Performance Polymers segments and $22 million primarily related to the shutdown of a research and development pilot plant in the Performance Polymers segment.  The decisions to shutdown the San Roque, Spain site to gain operational efficiencies at other facilities and to shutdown the research and development pilot plant were made in fourth quarter 2006.  The restructuring charges consisted of $32 million of estimated severance costs primarily for work force reductions and $3 million of other charges.

In the third quarter 2006, asset impairments and restructuring charges totaled $13 million.  During the third quarter 2006, the Company classified the Batesville, Arkansas manufacturing facility as an asset group held for sale and recorded a related $11 million impairment charge to reduce the recorded book value of the assets to the estimated sales proceeds.

In the second quarter 2006, asset impairments and restructuring charges totaled $3 million, relating primarily to previously closed manufacturing facilities.

In the first quarter 2006, asset impairments and restructuring charges totaled $7 million, relating primarily to the divestiture of a previously closed manufacturing facility.

2005

During 2005, the Company recorded $33 million in restructuring charges. These charges consist of approximately $8 million of fixed asset impairments related to the Company's PCI manufacturing facilities outside the United States, $14 million in restructuring charges related to the shutdown of Cendian, $4 million of fixed and intangible asset impairments related to the Company's other category, $3 million in severance charges related to the separation of approximately 90 employees at the Company's Batesville, Arkansas manufacturing facility, and $4 million in site closure costs related to the closures of certain manufacturing facilities.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2005	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2005

Noncash charges	$--	$12	$(12)	$--	$--
Severance costs	26	3	--	(26)	3
Site closure and restructuring costs	9	18	(1)	(19)	7
Total	$35	$33	$(13)	$(45)	$10

	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2006

Noncash charges	$--	$62	$(62)	$--	$--
Severance costs	3	32	--	(1)	34
Site closure and restructuring costs	7	7	--	--	14
Total	$10	$101	$(62)	$(1)	$48

	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2007

Noncash charges	$--	$122	$(122)	$--	$--
Severance costs	34	(9)	--	(18)	7
Site closure and restructuring costs	14	(1)	--	(2)	11
Total	$48	$112	$(122)	$(20)	$18

A majority of all severance and site closure costs are expected to be applied to the reserves within one year.

During 2007, the Company accrued for approximately 25 employee separations.  As of the end of 2007, approximately 10 of the 2007 separations were not complete and approximately 40 of the 2006 separations were not complete.  During 2006, the Company accrued for approximately 400 employee separations. As of the end of 2006, no separations accrued for were completed.  During 2005, the Company accrued for approximately 90 employee separations.  As of the end of 2005, substantially all separations accrued for were completed.

19.	OTHER OPERATING INCOME, NET

(Dollars in millions)	2007	2006	2005

Other operating income, net	$--	$(68)	$(2)

Other operating income, net for 2006 reflects a gain of $75 million on the sale of the Company's polyethylene ("PE") and EpoleneTM polymer businesses, related assets, and the Company's ethylene pipeline and charges of approximately $7 million related to the sale of the Company's Batesville, Arkansas manufacturing facility and related assets and product lines.  For additional information, see Note 17, "Divestitures".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other operating income, net for 2005 primarily reflects a gain associated with a change in estimates for contingencies related to the 2004 divestiture of certain businesses and product lines within the CASPI segment.

20.	OTHER (INCOME) CHARGES, NET

(Dollars in millions)	2007	2006	2005

Other income	$(33)	$(25)	$(8)
Other charges	5	8	12
Other (income) charges, net	$(28)	$(17)	$4

Included in other income is the Company’s portion of net earnings from its equity investments (excluding Genencor) gains on the sale of certain technology business venture investments, royalty income, net gains on foreign exchange transactions and other non-operating income related to HDC.  Included in other charges are net losses on foreign exchange transactions, the Company’s portion of losses from its equity investments (excluding Genencor) write-downs to fair value of certain technology business venture investments due to other than temporary declines in value and fees on securitized receivables.

Other income for 2007 included $11 million of income from investments and $7 million in net gains on foreign exchange transactions.  Other income for 2007 and 2006 included gains of $4 million and $12 million, respectively, related to a favorable award from the U.S. Department of the Army regarding a request for reimbursement for post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary. These gains reflected a portion of the unrecognized gain resulting from the award that will be amortized into earnings over future periods.   For additional information, see Note 11, "Retirement Plans".

21.	INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

(Dollars in millions)	2007	2006	2005

Earnings (loss) from continuing operations before income taxes
United States	$489	$601	$697
Outside the United States	(19)	(7)	66
Total	$470	$594	$763

Provision (benefit) for income taxes on earnings from continuing operations
United States
Current	$173	$135	$80
Deferred	(24)	22	112
Outside the United States
Current	(30)	6	22
Deferred	21	(14)	(7)
State and other
Current	10	17	6
Deferred	(1)	1	9
Total	$149	$167	$222

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Dollars in millions)	2007	2006	2005

Unrecognized loss and prior service cost	$56	$(9)	$4
Cumulative translation adjustment	5	2	--
Unrealized gains (losses) on cash flow hedges	3	(1)	(1)
Total	$64	$(8)	$3

Total income tax expense included in the consolidated financial statements was composed of the following:

	2007	2006	2005

Continuing operations	$149	$167	$222
Discontinued operations	(3)	(1)	4
Other comprehensive income	64	(8)	3
Total	$210	$158	$229

Differences between the provision (benefit) for income taxes on earnings from continuing operations and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2007	2006	2005

Amount computed using the statutory rate	$165	$208	$267
State income taxes, net	8	12	5
Foreign rate variance	(3)	(2)	--
Extraterritorial income exclusion	--	(9)	(12)
Domestic manufacturing deduction	(11)	(4)	(5)
ESOP dividend payout	(1)	(2)	(2)
Capital loss benefits	(3)	(25)	(13)
Change in reserves for tax contingencies	(2)	(3)	(14)
Net operating loss benefits	--	(11)	--
Donation of intangibles	--	--	(12)
Other	(4)	3	8
Provision (benefit) for income taxes	$149	$167	$222

The 2006 effective tax rate from continuing operations was impacted by $25 million of net deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves and $11 million of deferred tax benefit resulting from the reversal of foreign net operating loss valuation reserves.

The 2005 effective tax rate from continuing operations was impacted by a $11 million tax charge resulting from the repatriation of $321 million of foreign earnings and capital pursuant to provisions of the American Jobs Creation Act of 2004 ("Jobs Act").  The Jobs Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2007	2006

Deferred tax assets
Post-employment obligations	$343	$416
Net operating loss carry forwards	130	115
Capital loss carry forwards	42	47
Other	42	53
Total deferred tax assets	557	631
Less valuation allowance	(146)	(130)
Deferred tax assets less valuation allowance	$411	$501

Deferred tax liabilities
Depreciation	$(629)	$(639)
Inventory reserves	(42)	(50)
Total deferred tax liabilities	$(671)	$(689)

Net deferred tax liabilities	$(260)	$(188)

As recorded in the Consolidated Statements of Financial Position:
Other current assets	$5	$11
Other noncurrent assets	45	83
Payables and other current liabilities	(10)	(13)
Deferred income tax liabilities	(300)	(269)
Net deferred tax liabilities	$(260)	$(188)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $284 million at December 31, 2007. It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States. These entities are also subject to taxation in the foreign tax jurisdictions. Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized. Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction. At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently. Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction. A valuation allowance of $92 million at December 31, 2007, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2007, foreign net operating loss carryforwards totaled $472 million. Of this total, $330 million will expire in 3 to 15 years; and $142 million will never expire.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2007	2006

Miscellaneous receivables	$20	$--

Payables and other current liabilities	6	25
Other long-term liabilities	24	20
Total income taxes payable	$30	$45

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Incomes Taxes, ("FIN 48") on January 1, 2007.  As a result of the implementation of FIN 48 and reliance on the FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," the Company recognized a decrease of approximately $3 million in the liability for unrecognized tax benefits, which was accounted for as a $8 million increase to the January 1, 2007 balance of retained earnings and a $5 million decrease in long-term deferred tax liabilities.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

(Dollars in millions)
Balance at January 1, 2007	$28
Additions based on tax positions related to current year	1
Reductions for tax positions of prior years	(3)
Settlements	--
Lapse of statute of limitations	(2)
Balance at December 31, 2007	$24

As of December 31, 2007, $24 million of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense.  As of January 1, 2007 the Company had accrued a liability of approximately $3 million for interest, net of tax and had no accrual for tax penalties.  During 2007, the Company recognized expense of $1 million for interest, net of tax and no penalties associated with unrecognized tax benefits, resulting in an accrued balance of $4 million for interest, net of tax benefit and no amount of penalties as of December 31, 2007.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  It is reasonably possible that within the next 12 months the Company will recognize approximately $2 million of unrecognized tax benefits as a result of the expiration of relevant statutes of limitations.

22.	SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in millions)	2007	2006	2005

Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$108	$105	$126
Income taxes paid	173	157	138

Derivative financial instruments and related gains and losses are included in cash flows from operating activities.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Non-cash portion of earnings from the Company’s equity investments was $2 million for 2005.  There were no non-cash portions of earnings from the Company's equity investments in 2007 and 2006.

23.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the SP segment.

The CASPI segment manufactures raw materials, additives, and specialty polymers, primarily for the paints and coatings, inks, and adhesives markets. The CASPI segment's products consist of liquid vehicles, coatings additives, and hydrocarbon resins and rosins and rosin esters. Liquid vehicles, such as ester, ketone and alcohol solvents, maintain the binders in liquid form for ease of application. Coatings additives, such as cellulosic polymers, TexanolTM ester alcohol and chlorinated polyolefins, enhance the rheological, film formation and adhesion properties of paints, coatings, and inks. Hydrocarbon resins and rosins and rosin esters are used in adhesive, ink, and polymers compounding applications. Additional products are developed in response to, or in anticipation of, new applications where the Company believes significant value can be achieved.  In 2006, the Company sold its EpoleneTM polymer businesses and related assets located at the Longview, Texas site.

The Fibers segment manufactures EstronTM acetate tow and EstrobondTM triacetin plasticizers which are used primarily in cigarette filters; EstronTM and ChromspunTM acetate yarns for use in apparel, home furnishings and industrial fabrics; acetate flake for use by other acetate tow producers; and acetyl chemicals.

The PCI segment manufactures diversified products that are used in a variety of markets and industrial and consumer applications, including chemicals for agricultural intermediates, fibers, food and beverage ingredients, photographic chemicals, pharmaceutical intermediates, polymer compounding, and chemical manufacturing intermediates.   As part of the sale of the Performance Polymers segment's PE business, the Company has agreed to supply ethylene to the buyer.  These sales of ethylene, previously used internally as a raw material, are reported in the PCI segment.  Additionally, the Company sold its Batesville, Arkansas manufacturing facility and related assets in 2006.

The Performance Polymers segment manufactures and supplies PET intermediates and polymers for use primarily in beverage and food packaging, including carbonated soft drinks, water, juices, sports drinks, beer, and food containers that are suitable for both conventional and microwave oven use.  Other end-uses for PET packaging include bottles for non-food items such as household cleaners and clear, disposable clamshell trays such as those used in delis and salad bars.   In 2007, the Company's PET manufacturing facility based on IntegRexTM technology became fully operational and produces ParaStarTM, the next generation PET resins.  During fourth quarter 2007, the Company sold its Mexico and Argentina PET manufacturing sites.  In 2006, the Company sold its PE businesses, related assets and the Company's ethylene pipeline located at the Longview, Texas site.

The SP segment’s key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products. Included in these are highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, fiber, photographic and optical film, graphic arts, and general packaging.  In fourth quarter 2007, Eastman commercialized a new family of high-temperature copolyester products, Eastman TritanTM copolyester.  In 2006, Eastman commercialized a new family of cellulosic polymers, VisualizeTM cellulosics, for the liquid crystal displays market.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2007	2006	2005
Sales by Segment
CASPI	$1,451	$1,421	$1,299
Fibers	999	910	869
PCI	2,095	1,659	1,560
Performance Polymers	1,413	1,971	1,987
SP	872	818	718
Total Sales by Segment	6,830	6,779	6,433
Other	--	--	27

Total Sales	$6,830	$6,779	$6,460

(Dollars in millions)	2007	2006	2005
Operating Earnings (Loss)
CASPI (1)	$235	$229	$228
Fibers (2)	238	226	216
PCI (3)	220	132	143
Performance Polymers (4)	(207)	68	159
SP (5)	65	46	64
Total Operating Earnings by Segment	551	701	810
Other (6)	(47)	(47)	(70)

Total Operating Earnings	$504	$654	$740

(1)
CASPI includes $(1) million, $13 million, and $4 million in 2007, 2006, and 2005, respectively, in asset impairments and restructuring charges (gains) for previously closed manufacturing facilities and severance costs of a voluntary reduction in force.

(2)	Fibers includes $2 million in 2006 in asset impairments and restructuring charges related to severance costs.
(3)
PCI includes $(1) million, $20 million, and $11 million in 2007, 2006, and 2005, respectively, in asset impairments and restructuring charges (gains) related to the divestiture of the Batesville, Arkansas facility, manufacturing facilities outside the U.S. and severance charges, $19 million and $2 million in 2007 and 2006, respectively, in accelerated depreciation related to crackers at the Company's Longview, Texas facility, and other operating charges of $7 million related to the divestiture of the Batesville, Arkansas facility.

(4)
Performance Polymers includes $113 million and $46 million in 2007 and 2006, respectively, in asset impairments and restructuring charges related to the PET divestitures in Mexico and Argentina, the shutdown of a research and development pilot plant in Kingsport, Tennessee, discontinued production of CHDM modified polymers in San Roque, Spain and severance costs related to a reduction in force in the U.S. and Spain, $29 million and $7 million in 2007 and 2006, respectively, of accelerated depreciation related to assets in Columbia, South Carolina and other operating income of $75 million in 2006 from the divestiture of the PE businesses and related assets.

(5)
SP includes $1 million and $16 million in 2007 and 2006, respectively, in asset impairments and restructuring charges related to the discontinued production of CHDM in Spain, a previously closed manufacturing facility and severance costs, and $1 million in both 2007 and 2006 of accelerated depreciation related to assets in Columbia, South Carolina.

(6)	Other includes $4 million and $18 million in 2006 and 2005, respectively primarily for the shutdown of Cendian's business activities.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2007	2006	2005
Assets by Segment (1)
CASPI	$1,114	$1,078	$1,009
Fibers	692	651	678
PCI	1,062	926	872
Performance Polymers (2)	727	1,480	1,575
SP	622	599	574
Total Assets by Segment	4,217	4,734	4,708
Corporate Assets	1,417	1,398	1,029
Assets Held for Sale (2)(3)	375	--	--
Total Assets	$6,009	$6,132	$5,737

(1)	Assets managed by the Chief Operating Decision Maker include accounts receivable, inventory, fixed assets, and goodwill.
(2)
The Performance Polymers assets have decreased as a result of asset impairments, divestitures in Spain and Latin America, and classification of European assets as assets held for sale as of December 31, 2007.

(3)	For more information regarding assets held for sale, see Note 2, "Discontinued Operations and Assets Held for Sale".

(Dollars in millions)	2007	2006	2005
Depreciation Expense by Segment (1)
CASPI	$53	$54	$55
Fibers	57	41	35
PCI	70	59	76
Performance Polymers	81	93	74
SP	50	47	47
Total Depreciation Expense by Segment	311	294	287
Other	2	--	--

Total Depreciation Expense	$313	$294	$287

(1)
In the fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  In 2007, accelerated depreciation costs resulting from these decisions were $19 million, $29 million, and $1 million in PCI, Performance Polymers, and SP segments, respectively.  In 2006, accelerated depreciation costs were $2 million, $7 million, and $1 million in PCI, Performance Polymers, and SP segments, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2007	2006	2005
Capital Expenditures by Segment
CASPI	$73	$60	$46
Fibers	87	44	28
PCI	104	66	63
Performance Polymers	126	125	137
SP	111	94	67
Total Capital Expenditures by Segment	501	389	341
Other	17	--	2

Total Capital Expenditures	$518	$389	$343

(Dollars in millions)	2007	2006	2005
Geographic Information
Sales
United States	$3,959	$4,039	$3,886
All foreign countries	2,871	2,740	2,574
Total	$6,830	$6,779	$6,460

Long-Lived Assets, Net
United States	$2,564	$2,407	$2,508
All foreign countries	518	662	654
Total	$3,082	$3,069	$3,162

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

24.	QUARTERLY SALES AND EARNINGS DATA - UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)

2007

Sales	$1,637	$1,764	$1,692	$1,737
Gross profit	286	309	307	290
Asset impairment and restructuring charges	--	2	114	(4)
Earnings from continuing operations	93	102	25	101
Earnings (loss) from discontinued operations, net of tax	(3)	1	(5)	(3)
Gain (loss) from disposal of discontinued operations, net of tax	(13)	2	--	--
Net earnings	77	105	20	98

Earnings from continuing operations per share (1)
Basic	$1.11	$1.21	$0.30	$1.26
Diluted	$1.10	$1.19	$0.30	$1.25

Earnings (loss) from discontinued operations per share (1)
Basic	$(0.20)	$0.03	$(0.06)	$(0.04)
Diluted	$(0.20)	$0.03	$(0.06)	$(0.04)

Net earnings per share (1)
Basic	$0.92	$1.24	$0.24	$1.22
Diluted	$0.91	$1.22	$0.24	$1.21

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.
(2) In fourth quarter 2007, the Company completed the sale of its Argentina and Mexico manufacturing sites and related businesses.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)

2006

Sales	$1,655	$1,751	$1,779	$1,594
Gross profit	329	341	310	285
Asset impairment and restructuring charges	7	3	13	78
Earnings from continuing operations	110	116	94	107
Earnings (loss) from discontinued operations, net of tax	(5)	(2)	1	(12)
Net earnings	105	114	95	95

Earnings from continuing operations per share (1)
Basic	$1.34	$1.41	$1.15	$1.28
Diluted	$1.33	$1.39	$1.14	$1.26

Earnings (loss) from discontinued operations per share (1)
Basic	$(0.06)	$(0.02)	$0.01	$(0.14)
Diluted	$(0.06)	$(0.02)	$0.01	$(0.14)

Net earnings per share (1)
Basic	$1.28	$1.39	$1.16	$1.14
Diluted	$1.27	$1.37	$1.15	$1.12

(1) Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full-year amount.

 (2)  In fourth quarter 2006, the Company completed the sale of its Batesville, Arkansas manufacturing site and related businesses and its PE and EpoleneTM polymer businesses, related assets and ethylene pipeline located at Longview, Texas.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141R"), which establishes principles and requirements for the acquirer in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for the recognition and measurement of goodwill acquired in the business combination and for disclosure to enable financial statement users to evaluate the nature and financial effects of the business combination. This Statement replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141").  While SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination, it also improves the comparability of the information about business combinations provided in financial reports.  In addition, SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The Company is currently evaluating the effect SFAS No. 160 will have on its consolidated financial position, liquidity, or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles ("GAAP").  SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures.  SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007.  However, on December 14, 2007, the FASB issued proposed FASB Staff Position FAS 157-2 ("FSP FAS 157-2") which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008.  Effective for first quarter 2008, the Company plans to adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2.  The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February, 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115," ("SFAS No. 159")  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value at specified election dates.  Upon adoption, an entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  Most of the provisions apply only to entities that elect the fair value option.  However, the amendment to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," applies to all entities with available for sale and trading securities.  SFAS No. 159 will be effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company is currently evaluating the effect SFAS No. 159 will have on its consolidated financial position, liquidity, or results of operations.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

26.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

		Additions
(Dollars in millions)	Balance at January 1, 2005	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2005

Reserve for:
Doubtful accounts and returns	$15	$9	$--	$4	$20
LIFO Inventory	355	92	--	--	447
Environmental contingencies	56	4	--	9	51
Deferred tax valuation allowance	221	(21)	(3)	--	197
	$647	$84	$(3)	$13	$715

	Balance at January 1, 2006	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2006

Reserve for:
Doubtful accounts and returns	$20	$(3)	$--	$2	$15
LIFO Inventory	447	17	--	--	464
Environmental contingencies	51	10	--	14	47
Deferred tax valuation allowance	197	(67)	--	--	130
	$715	$(43)	$--	$16	$656

	Balance at January 1, 2007	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2007

Reserve for:
Doubtful accounts and returns	$15	$(1)	$--	$8	$6
LIFO Inventory	464	46	--	--	510
Environmental contingencies	47	3	--	8	42
Deferred tax valuation allowance	130	8	8	--	146
	$656	$56	$8	$16	$704

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Eastman Chemical Company ("Eastman" or "The Company") maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in Securities and Exchange Commission rules and forms.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of December 31, 2007.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2007 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "Information About the Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2008 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer and the Controller of the Company. See “Part I - Item 1. Business - Available Information - SEC Filings and Corporate Governance Materials”.

ITEM 11.                   EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation" and under the heading "Executive Compensation", each as included and to be filed in the 2008 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders " as included and to be filed in the 2008 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company’s 1994, 1997, 2002, and 2007 Omnibus Long-Term Compensation Plans; the 1994, 1999, and 2002 Director Long-Term Compensation Plans; and the 1996 Non-Employee Director Stock Option Plan.  Although stock and stock-based awards are still outstanding under the 1997 and 2002 Omnibus Long-Term Compensation Plans, as well as the 1999 and 2002 Director Long-Term Compensation Plans, and the 1996 Non-Employee Director Stock Option Plan, no new shares are available under these plans for future awards.  All future share-based awards will be made from the 2007 Omnibus Long-Term Compensation Plan and the 2007 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Plan.

Equity Compensation Plans Not Approved by Stockholders
Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2007 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	4,481,300	(1)	$55	3,379,200	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	4,481,300		$55	3,379,200

(1) Represents shares of common stock issuable upon exercise of options granted under Eastman Chemical Company’s 1997, 2002, and 2007 Omnibus Long-Term Compensation Plans; the 1999 and 2002 Director Long-Term Compensation Plans; the 1996 Non-Employee Director Stock Option Plan and 2007 Director Long Term Compensation Subplan.

(2) Shares of common stock available for future awards under the Company’s 2007 Omnibus Long-Term Compensation Plan including the 2007 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors ", subheadings "Director Independence " and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2008 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company’s Board of Directors under the heading "Item 2 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2008 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		\s\ J. Brian Ferguson
J. Brian Ferguson
Chairman of the Board and Chief Executive Officer

Date:	February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

\s\ J. Brian Ferguson	Chairman of the Board of Directors	February 28, 2008
J. Brian Ferguson	and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

\s\ Richard A. Lorraine	Senior Vice President and	February 28, 2008
Richard A. Lorraine	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

\s\ Curtis E. Espeland	Vice President, Finance and	February 28, 2008
Curtis E. Espeland	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS:

/s/ Gary E. Anderon	Director	February 28, 2008
Gary E. Anderson

/s/ Michael P. Connors	Director	February 28, 2008
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 28, 2008
Stephen R. Demeritt

/s/ Donald W. Griffin	Director	February 28, 2008
Donald W. Griffin

/s/ Robert M. Hernandez	Director	February 28, 2008
Robert M. Hernandez

/s/ Renee J. Hornbaker	Director	February 28, 2008
Renẻe J. Hornbaker

/s/ Lewis M. Kling	Director	February 28, 2008
Lewis M. Kling

/s/ Howard L. Lance	Director	February 28, 2008
Howard L. Lance

/s/ Thomas H. McLain	Director	February 28, 2008
Thomas H. McLain

/s/ David W. Raisbeck	Director	February 28, 2008
David W. Raisbeck

/s/ Peter M. Wood	Director	February 28, 2008
Peter M. Wood

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02
Amended and Restated Bylaws of Eastman Chemical Company, as amended   November 9, 2007  (incorporated herein by referenced to Exhibit 3.02 to Eastman Chemical Company’s  Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “September 30, 2007 10-Q”)

4.01
Form of Eastman Chemical Company common stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.02
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's Current Report on Form 8-K dated January 10, 1994 (the "8-K"))

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

10.03*	Eastman Excess Retirement Income Plan, amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.06 to the September 30, 2007 10-Q)

10.04*	Form of Executive Severance Agreements (incorporated herein by reference to Exhibit 99.01 to Eastman Chemical Company's Current Report on Form 8-K dated December 5, 2005)

10.05*	Eastman Unfunded Retirement Income Plan, amended and restated effective January 1, 2008 (incorporated herein by reference to Exhibit 10.07 to the September 30, 2007 10-Q)

10.06*	2002 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to the September 30, 2007 10-Q)

10.07*	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix A to Eastman Chemical Company’s 2002 Annual Meeting Proxy Statement)

10.08*
Amended and Restated Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, (the "September 30, 2002 10-Q")

10.09*	Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the September 30, 2002 10-Q)

10.10*	Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to the September 30, 2002 10-Q)

10.11*	Notice of Restricted Stock Granted October 7, 2002 (incorporated herein by reference to Exhibit 10.01 to the September 30, 2002 10-Q)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.12*	Amended and Restated Eastman Executive Deferred Compensation Plan (incorporated herein by referenced to Exhibit 10.04 to the September 30, 2007 10-Q)

10.13*	Amended Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.05 to the September 30, 2007 10-Q)

10.14*
Eastman Unit Performance Plan as amended and restated January 1, 2004 (incorporated herein by reference to Exhibit 10.09 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"))

10.15*	Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the 2003 10-K)

10.16*	Form of Performance Share Awards to Executive Officers (2005 – 2007 Performance Period) (incorporated herein by reference to Exhibit 10.02 to the September 30, 2004 10-Q)

10.17*
Form of Performance Share Awards to Executive Officers (2006 – 2008 Performance Period) (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.18*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2007 performance year (incorporated herein by reference to Eastman Chemical Company’s Current Report on Form 8-K dated December 7, 2006)

10.19*
Employment Agreement between Eastman Chemical Company and Mark J. Costa dated May 4, 2006 (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "June 30, 2006 10-Q")

10.20*	Notice of Restricted Stock Awarded to Mark J. Costa on June 1, 2006 (incorporated herein by reference to Exhibit 10.02 to the June 30, 2006 10-Q)

10.21*	Notice of Stock Option Granted to Mark J. Costa on June 1, 2006 (incorporated herein by reference to Exhibit 10.03 to the June 30, 2006 10-Q)

10.22*
Form of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 )

10.23*
Form of Award Notice for Stock Options Granted to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.08 to the September 30, 2007 10-Q )

10.24*
Form of Award Notice for Stock Option Granted to Mark J. Costa, Senior Vice-President, Corporate Strategy and Marketing (incorporated herein by reference to Exhibit 10.02 to the September 30, 2006 10-Q)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.25*	Form of Performance Share Awards to Executive Officers (2007 – 2009 Performance Period) (incorporated herein by reference to Exhibit 10.03 to the September 30, 2006 10-Q)

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

10.28*	1997 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.03 to the September 30, 2007 10-Q)

10.29*	2007 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the September 30, 2007 10-Q)

10.30*	Forms of Performance Share Awards to Executive Officers (2008 – 2010 Performance Period) (incorporated herein by reference to Exhibit 10.09 to the September 30, 2007 10-Q)

10.31*	2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the September 30, 2007 10-Q)

10.32*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2008 performance year (incorporated herein by reference to Eastman Chemical Company’s Current Report on Form 8-K dated December 5, 2007)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	140

21.01	Subsidiaries of the Company	141-143

23.01	Consent of Independent Registered Public Accounting Firm	144

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2007	145

31.02	Rule 13a – 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2007	146

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2007	147

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2007	148

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.