Form 10-Q
period 2008-03-31
EASTMAN CHEMICAL CO
filed 2008-04-29
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at March 31, 2008
Common Stock, par value $0.01 per share	76,234,567

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 46 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 45

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	42

1A.	Risk Factors	43

2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

6.	Exhibits	43

SIGNATURES

Signatures	4431

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Three Months
(Dollars in millions, except per share amounts)	2008	2007

Sales	$1,727	$1,637
Cost of sales	1,390	1,351
Gross profit	337	286

Selling, general and administrative expenses	110	98
Research and development expenses	42	34
Asset impairments and restructuring charges, net	17	--
Operating earnings	168	154

Interest expense, net	16	17
Other (income) charges, net	(1)	(3)
Earnings from continuing operations before income taxes	153	140
Provision for income taxes from continuing operations	38	47
Earnings from continuing operations	115	93

Loss from discontinued operations, net of tax	--	(3)
Gain (loss) from disposal of discontinued operations, net of tax	18	(13)
Net earnings	$133	$77

Basic earnings per share
Earnings from continuing operations	$1.47	$1.11
Earnings (loss) from discontinued operations	0.23	(0.19)
Basic earnings per share	$1.70	$0.92

Diluted earnings per share
Earnings from continuing operations	$1.46	$1.10
Earnings (loss) from discontinued operations	0.22	(0.19)
Diluted earnings per share	$1.68	$0.91

Comprehensive Income
Net earnings	$133	$77
Other comprehensive income (loss)
Change in cumulative translation adjustment, net of tax	(36)	(3)
Change in pension liability, net of tax	8	2
Change in unrealized gains (losses) on derivative instruments, net of tax	(26)	7
Change in unrealized gains (losses) on investments, net of tax	--	(1)
Total other comprehensive income (loss)	(54)	5
Comprehensive income	$79	$82

Retained Earnings
Retained earnings at beginning of period	$2,349	$2,186
Net earnings	133	77
Cash dividends declared	(34)	(37)
Adoption of accounting standard	--	8
Retained earnings at end of period	$2,448	$2,234

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$793	$888
Trade receivables, net of allowance of $7 and $6	599	546
Miscellaneous receivables	105	112
Inventories	670	539
Other current assets	64	74
Current assets related to discontinued operations	--	134
Total current assets	2,231	2,293

Properties
Properties and equipment at cost	8,263	8,152
Less: Accumulated depreciation	5,356	5,306
Net properties	2,907	2,846

Goodwill	318	316
Other noncurrent assets	350	313
Noncurrent assets related to discontinued operations	--	241
Total assets	$5,806	$6,009

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,036	$1,013
Borrowings due within one year	72	72
Current liabilities related to discontinued operations	--	37
Total current liabilities	1,108	1,122

Long-term borrowings	1,557	1,535
Deferred income tax liabilities	273	300
Post-employment obligations	851	852
Other long-term liabilities	121	118
Total liabilities	3,910	3,927

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 93,927,780 and 93,630,292 for 2008 and 2007, respectively)	1	1
Additional paid-in capital	587	573
Retained earnings	2,448	2,349
Accumulated other comprehensive loss	(82)	(28)
	2,954	2,895
Less: Treasury stock at cost (17,775,887 shares for 2008 and 13,959,951 shares for 2007)	1,058	813

Total stockholders’ equity	1,896	2,082

Total liabilities and stockholders’ equity	$5,806	$6,009

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2008	2007

Cash flows from operating activities
Net earnings	$133	$77

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	65	84
Asset impairments	1	22
Gains on sale of assets	(7)	--
Provision (benefit) for deferred income taxes	(56)	(15)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(40)	(29)
(Increase) decrease in inventories	(116)	15
Increase (decrease) in trade payables	(47)	(80)
Increase (decrease) in liabilities for employee benefits and incentive pay	(61)	(165)
Other items, net	75	25

Net cash provided by (used in) operating activities	(53)	(66)

Cash flows from investing activities
Additions to properties and equipment	(132)	(86)
Proceeds from sale of assets and investments	323	(2)
Additions to capitalized software	(3)	(3)
Other items, net	(6)	--

Net cash provided by (used in) investing activities	182	(91)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other borrowings	48	73
Dividends paid to stockholders	(35)	(38)
Treasury stock purchases	(245)	(33)
Proceeds from stock option exercises and other items	7	49

Net cash provided by (used in) financing activities	(225)	51

Effect of exchange rate changes on cash and cash equivalents	1	--

Net change in cash and cash equivalents	(95)	(106)

Cash and cash equivalents at beginning of period	888	939

Cash and cash equivalents at end of period	$793	$833

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2007 Annual Report on Form 10-K, except as described below with respect to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS No. 157"), and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company’s 2007 Annual Report on Form 10-K.   The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures.  Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which has been deferred until January 1, 2009. The standard establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The following chart shows the securities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at March 31, 2008
Description	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$34	$--	$34	$--
Derivative Liabilities	(61)	--	(61)	--
	$(27)	$--	$(27)	$--

The Company will be required to measure the assets of its defined benefit pension and post-retirement welfare plans pursuant to SFAS No. 157 at the next measurement date, which will be December 31, 2008.

2.	DISCONTINUED OPERATIONS

In first quarter 2008, the Company sold its polyethylene terephthalate ("PET") polymers and purified terephthalic acid ("PTA") production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $340 million, subject to working capital adjustments and retained approximately $10 million of working capital.  The Company recognized a gain of $18 million, net of tax, related to the sale of these businesses which includes the recognition of deferred currency translation adjustments of approximately $40 million, net of tax.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  As of December 31, 2007, the Company had definitive agreements to sell assets and liabilities related to these businesses, resulting in them being classified as assets held for sale at December 31, 2007.  The Company also entered into contracts with the buyer for transition services to supply raw materials for a period of less than one year. During first quarter 2007, the Company recorded asset impairments and restructuring charges of $21 million for its PET polymers manufacturing facility in Spain, which it sold in second quarter 2007. Net proceeds from the sale of the San Roque site were approximately $42 million.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The manufacturing facilities in the Netherlands, United Kingdom, and Spain, and related businesses represent the Company's European PET business and qualify as a component of an entity under SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," accordingly, their results are presented as discontinued operations and are not included in the results from continuing operations for all periods presented in the Company's unaudited consolidated financial statements.  In fourth quarter 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses.  The results related to the Mexico and Argentina facilities are not presented as discontinued operations due to continuing involvement of the Company's Performance Polymers segment in the region including contract polymer intermediates sales under a transition supply agreement to the divested sites.

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	First Three Months
(Dollars in millions)	2008	2007

Sales	$169	$158
Earnings (loss) before income taxes	2	(2)
Loss from discontinued operations, net of tax	--	(3)
Gain (loss) on disposal, net of tax	18	(13)

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2007 are summarized below:

December 31,
(Dollars in millions)	2007
Current assets
Trade receivables	$85
Inventories	49
Total current assets held for sale	134

Non-current assets
Properties and equipment, net	236
Other non-current assets	5
Total non-current assets held for sale	241

Total assets	$375

Current liabilities
Payables and other current liabilities, net	$37
Total current liabilities held for sale	37

Total liabilities	$37

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2008	2007

At FIFO or average cost (approximates current cost)
Finished goods	$688	$607
Work in process	219	195
Raw materials and supplies	279	247
Total inventories	1,186	1,049
LIFO Reserve	(516)	(510)
Total inventories	$670	$539

Inventories valued on the LIFO method were approximately 75% as of March 31, 2008 and 70% as of December 31, 2007 of total inventories.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2008	2007

Trade creditors	$549	$578
Accrued payrolls, vacation, and variable-incentive compensation	82	138
Accrued taxes	76	36
Post-employment obligations	51	60
Interest payable	23	31
Bank overdrafts	58	6
Other	197	164
Total payables and other current liabilities	$1,036	$1,013

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

5.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2008	2007	Change

Provision for income taxes	$38	$47	(19) %
Effective tax rate	25%	34%

The first quarter 2008 effective tax rate reflects an $8 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses and a $6 million benefit from the settlement of a non-U.S. income tax audit. Excluding discrete items, the first quarter 2008 and 2007 effective tax rates reflect the Company's expected full year tax rate on reported operating earnings from continuing operations before income tax, of approximately 34 percent and 33 percent, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2008	2007

Borrowings consisted of:
3 1/4% notes due 2008	$72	$72
7% notes due 2012	153	148
6.30% notes due 2018	195	188
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Credit facility borrowings	198	188
Other	16	16
Total borrowings	1,629	1,607
Borrowings due within one year	(72)	(72)
Long-term borrowings	$1,557	$1,535

At March 31, 2008, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $900 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") and a 125 million euro credit facility ("Euro Facility"). These credit facilities will expire in 2012 and 2013.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman’s credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2008, the Company’s credit facility borrowings totaled $198 million at an effective interest rate of 4.73 percent.  At December 31, 2007, the Company's credit facility borrowings were $188 million at an effective interest rate of 4.79 percent.

The Credit Facility provides liquidity support for general corporate purposes.

At March 31, 2008 and December 31, 2007, the Company had outstanding interest rate swaps associated with the entire outstanding principle of the 7% notes due in 2012 and $150 million of the outstanding principle of the 6.30% notes due in 2018.  The average variable interest rate on the 7% notes was 5.14 percent and 7.12 percent for March 31, 2008 and December 31, 2007, respectively.  The average variable interest rate on the 6.30% notes was 3.54 percent and 5.52 percent for March 31, 2008 and December 31, 2007, respectively.  See the table in Note 1 for the fair value of the interest rate swaps.

7.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In the first quarter 2008, asset impairments and restructuring charges totaled $17 million primarily for severance and pension charges in the Performance Chemicals and Intermediates ("PCI") segment resulting from the decision to close a previously impaired site in the United Kingdom.

In the first quarter 2007, asset impairments and restructuring charges of $5 million, primarily related to the impairment and removal of assets from the fourth quarter 2006 shut down of the cyclohexane dimethanol ("CHDM") manufacturing facility, were offset by the reversal of the $5 million severance accrual related to the shut down of the same manufacturing facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2007 and the first quarter 2008:

(Dollars in millions)	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2007

Non-cash charges	$--	$122	$(122)	$--	$--
Severance costs	34	(9)	--	(18)	7
Site closure and other restructuring costs	14	(1)	--	(2)	11
Total	$48	$112	$(122)	$(20)	$18

	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2008

Non-cash charges	$--	$11	$(11)	$--	$--
Severance costs	7	5	--	(3)	9
Site closure and other restructuring costs	11	1	--	(4)	8
Total	$18	$17	$(11)	$(7)	$17

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

8.	RETIREMENT PLANS

DEFINED BENFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees hired prior to January 1, 2007, with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	First Quarter
(Dollars in millions)	2008	2007

Service cost	$12	$11
Interest cost	21	21
Expected return on assets	(26)	(25)
Curtailment charge	9	--
Amortization of:
Prior service credit	(3)	(2)
Actuarial loss	6	9
Net periodic benefit cost	$19	$14

The Company contributed $100 million to its U.S. defined benefit pension plan in first quarter 2007.

The curtailment charge is primarily related to the decision to close a previously impaired site in the United Kingdom.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

POSTRETIREMENT WELFARE PLANS

Eastman provides a subsidy toward life insurance and health care and dental benefits for eligible retirees hired prior to January 1, 2007, and a subsidy toward health care benefits for retirees' eligible survivors.  In general, Eastman makes those benefits to retirees eligible under the Company's U.S. plans.  Similar benefits are also made available to retirees of Holston Defense Corporation ("HDC"), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant.

Employees hired on or after January 1, 2007 will have access to post-retirement health care benefits only, but Eastman will not provide a subsidy toward the premium cost of post-retirement benefits for those employees.

In general, Eastman makes those benefits available to retirees eligible under the Company's U.S. defined benefit pension plans.  A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company’s U.S. plans:

Summary of Components of Net Periodic Benefit Costs
	First Quarter
(Dollars in millions)	2008	2007

Service cost	$2	$2
Interest cost	11	11
Expected return on assets	(1)	(1)
Amortization of:
Prior service credit	(6)	(6)
Actuarial loss	2	3
Net periodic benefit cost	$8	$9

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies".  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows.  The Company’s reserve for environmental contingencies was $42 million at March 31, 2008 and December 31, 2007, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $13 million to the maximum of $17 million at March 31, 2008 and December 31, 2007.

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At March 31, 2008, the Company had various purchase obligations totaling approximately $2.3 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $200 million over a period of several years.  Of the total lease commitments, approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities and land; and approximately 30 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party.  The agreement permits the sale of undivided interests in domestic trade accounts receivable.  Receivables sold to the third party totaled $200 million at March 31, 2008 and December 31, 2007.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $328 million and $293 million in the first quarter 2008 and 2007, respectively.

Guarantees

Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at March 31, 2008 totaled $152 million and consisted primarily of leases for railcars, aircraft, and other equipment.  The Company believes, based on current facts and circumstances, that a material payment pursuant to such guarantees is remote.  Leases with guarantee amounts totaling $2 million, $11 million, and $139 million will expire in 2008, 2011, and 2012, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with Financial Accounting Standards Board, ("FASB") Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at March 31, 2008. This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates.  The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions. Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes. For further information, see Note 10 to the consolidated financial statements in Part II, Item 8 of the Company's 2007 Annual Report on Form 10-K.

At March 31, 2008, net mark-to-market losses from raw material and energy, currency and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $29 million.  If realized, approximately $17 million in losses will be reclassified into earnings during the next 12 months.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  Such amounts did not have a material impact on earnings during the first quarter of 2008.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for the first three months 2008 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2007	1	573	2,349	(28)	(813)	2,082

Net Earnings	--	--	133	--	--	133
Cash Dividends Declared (1)	--	--	(34)	--	--	(34)
Other Comprehensive Income	--	--	--	(54)	--	(54)
Stock Based Compensation and Other Items (2)(3)	--	14	--	--	--	14
Stock Repurchases	--	--	--	--	(245)	(245)
Balance at March 31, 2008	1	587	2,448	(82)	(1,058)	1,896

(1)	Includes dividends declared but unpaid.
(2)	The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.
(3)	Includes the fair value of equity share-based awards recognized under SFAS No. 123 Revised December 2004 ("SFAS No. 123(R)"), "Share-Based Payment".

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unfunded Additional Minimum Pension Liability $	Unrecognized Loss and Prior Service Cost $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Gains/(Losses) on Investments $	Accumulated Other Comprehensive Income (Loss) $
Pre-SFAS No. 158 (1) balance at December 31, 2006	121	(207)	--	(6)	(1)	(93)
Adjustments to apply SFAS No. 158	--	207	(288)	--	--	(81)
Balance at December 31, 2006	121	--	(288)	(6)	(1)	(174)
Period change	36	--	106	3	1	146
Balance at December 31, 2007	157	--	(182)	(3)	--	(28)
Period change	(36)	--	8	(26)	--	(54)
Balance at March 31, 2008	121	--	(174)	(29)	--	(82)

(1)	SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158")

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2008	2007

Shares used for earnings per share calculation (in millions):
Basic	78.2	83.9
Diluted	79.2	85.0

In first quarter 2008 and 2007, common shares underlying options to purchase 642,484 shares of common stock and 1,453,300 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Additionally, the basic and diluted shares were reduced in first quarter 2008 and 2007 as a result of the Company's share repurchase programs.  For first quarter 2008, a total of 3,814,578 shares were repurchased under the current $700 million share repurchase authorization.  For first quarter 2007, a total of 560,100 shares were repurchased under a prior $300 million share repurchase authorization.

The Company declared cash dividends of $0.44 per share in first quarter 2008 and 2007.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock grants, restricted stock units, stock options and performance shares.  In the first quarter 2008 and 2007, approximately $8 million and $6 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards. The impact on first quarter 2008 and 2007 net earnings of $5 million and $4 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In the first quarter 2008, the Company granted 3,250 restricted stock units and 225,790 performance share awards.  The restricted stock units were valued at $64.76 per unit, the closing market price of the Company's stock on the grant date. The performance shares were valued at $84.11 per share based upon the grant date fair value.  Both types of awards will be expensed over their expected term of three years.

In the first quarter 2007, the Company granted 28,000 shares of restricted stock, 66,200 stock options and 152,631 performance share awards.  The weighted-average price per share of restricted stock was $58.96 to be expensed over three years.  The stock options were valued at $10.27 per option based upon the grant date fair value and expensed over an expected term of 4.5 years.  The performance shares were valued at the market price of the Company's common stock on March 31, 2007 of $63.33 per share with expense recognized ratably over an expected term of three years.

Additional information regarding share-based compensation plans and awards may be found in Note 16 to the consolidated financial statements in Part II, Item 8 of the Company's 2007 Annual Report on Form 10-K.

15.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the Specialty Plastics ("SP") segment.  For additional information concerning the Company's segments' businesses and products, refer to Note 23 to the consolidated financial statements in Part II, Item 8 of the Company's 2007 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Research and development and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" operating losses.

	First Quarter
(Dollars in millions)	2008	2007
Sales by Segment
CASPI	$389	$345
Fibers	254	234
PCI	556	498
Performance Polymers	304	348
SP	224	212
Total Sales	$1,727	$1,637

	First Quarter
(Dollars in millions)	2008	2007
Operating Earnings (Loss)
CASPI	$59	$65
Fibers	68	59
PCI (1)	44	54
Performance Polymers (2)	(6)	(32)
SP	17	18
Total Operating Earnings by Segment	182	164
Other	(14)	(10)
Total Operating Earnings	$168	$154

(1)
PCI includes $16 million in first quarter 2008 in asset impairments and restructuring charges primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom and $1 million and $7 million in first quarter 2008 and first quarter 2007, respectively, in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility.

(2)
Performance Polymers includes $1 million and $7 million in first quarter 2008 and first quarter 2007, respectively, in accelerated depreciation costs related to assets in Columbia, South Carolina and $1 million in first quarter 2008 in asset impairments and restructuring charges, net related to restructuring at the South Carolina facility using IntegRexTM technology.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2008	2007
Assets by Segment (1)
CASPI	$1,184	$1,114
Fibers	714	692
PCI	1,017	1,062
Performance Polymers	741	727
SP	697	622
Total Assets by Segment	4,353	4,217
Corporate Assets	1,453	1,417
Total Assets Before Assets Related to Discontinued Operations	5,806	5,634
Assets Related to Discontinued Operations (2)	--	375
Total Assets	$5,806	$6,009
(1)	Assets managed by the Chief Operating Decision Maker include accounts receivable, inventory, fixed assets, and goodwill.
(2)	For more information regarding assets related to discontinued operations, see Note 2 to the Company's unaudited consolidated financial statements.

16.	LEGAL MATTERS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

Effective for first quarter 2008, the Company adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 ("FSP FAS 157-2").  The FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect FSP FAS 157-2 will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company is currently evaluating the effect SFAS No. 161 will have on its financial statement presentations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Eastman Chemical Company's (the "Company" or "Eastman") audited consolidated financial statements, including related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2007 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this report.  All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

As described below in "Strategic Actions and Related Presentation of Non-GAAP Financial Measures", the Company sold its polyethylene terephthalate ("PET") manufacturing facility in Spain in the second quarter 2007 and sold its PET polymers and purified terephthalic acid ("PTA") manufacturing facilities in the Netherlands and its PET manufacturing facility in the United Kingdom and the related businesses in first quarter 2008.  Because the Company has exited the PET business in the European region, results from sales of PET products manufactured at the Spain, the Netherlands, and the United Kingdom sites, including impairments and restructuring charges of those operations, and gains and losses from disposal of those assets and businesses, are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under generally accepted accounting principles ("GAAP").  For additional information, see Note 2, "Discontinued Operations ", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.   Also in 2007, the Company sold its Mexico and Argentina PET manufacturing sites.  Sales and results from these sites are not presented as discontinued operations due to the Performance Polymers segment's continuing involvement in the Latin American region and polymer intermediates sales to the divested facilities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP in the United States, the Company's management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to impairment of assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company’s management believes the critical accounting estimates listed and described in Part II, Item 7 of the Company's 2007 Annual Report on Form 10-K are the most important to the fair presentation of the Company’s financial condition and results.  These estimates require management’s most significant judgments in the preparation of the Company’s consolidated financial statements.

STRATEGIC ACTIONS AND RELATED PRESENTATION OF NON-GAAP FINANCIAL MEASURES

During 2007 and 2008, the Company took strategic actions in its Performance Polymers segment to address its underperforming PET manufacturing facilities outside the United States. In second quarter 2007, the Company completed the sale of its PET manufacturing facility in Spain and in first quarter 2008, the Company completed the sale of its PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom and related businesses.  Results from, charges related to, and gains and losses from disposal of the Spain, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  In fourth quarter 2007, the Company completed the sale of its Mexico and Argentina manufacturing facilities.  As part of this divestiture, the Company entered into transition agreements for polymer intermediates. In order to provide a better understanding of the impact on Performance Polymers segment results of the divested Latin American PET assets, this Management's Discussion and Analysis includes certain financial measures with and without sales and operating results in Latin America from PET manufacturing facilities and related businesses in Mexico and Argentina and with and without contract polymer intermediates sales.

In fourth quarter 2006, the Company sold its polyethylene ("PE") and EpoleneTM polymer businesses and related assets of the Performance Polymers and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  As part of the PE divestiture, the Company entered into a transition agreement for contract ethylene sales, from which sales revenue and operating earnings are included in the Performance Chemicals and Intermediates ("PCI") segment results in 2007.

Also in the fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $2 million and $14 million in first quarter 2008 and first quarter 2007, respectively.   For more information on accelerated depreciation costs, see "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis.

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

•	Company and segment sales excluding contract ethylene sales under a transition agreement related to the divestiture of the PE product lines;
•
Company and segment sales excluding contract polymer intermediates sales under a transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	Company and segment gross profit, operating earnings and net earnings excluding accelerated depreciation costs and asset impairments and restructuring charges; and
•	Company earnings from continuing operations excluding net deferred tax benefits related to the previous divestiture of businesses.

Eastman's management believes that contract ethylene sales under the transition agreement related to the divestiture of the PE product lines and the contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina do not reflect the continuing and expected future business of the PCI and Performance Polymers segments.  In addition, for evaluation and analysis of ongoing business results and of the impact on the Company and segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, management believes that Company and segment earnings from continuing operations should be considered both with and without accelerated depreciation costs, asset impairments and restructuring charges, and deferred tax benefits related to the previous divestiture of businesses, and that Company and segment sales and results from continuing operations should be considered both with and without sales revenue and results from continuing operations from sales in Latin America of PET products manufactured at the divested Mexico and Argentina manufacturing facilities.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the identified items. Management utilizes Company and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation. These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance

OVERVIEW

The Company generated sales revenue of $1.7 billion and $1.6 billion for the first quarter 2008 and the first quarter 2007, respectively.  Excluding the results of contract ethylene sales, contract polymer intermediates sales, and sales from divested PET facilities in Mexico and Argentina, sales revenue increased by 9 percent.  Operating earnings were $168 million in first quarter 2008, a 9 percent increase compared with first quarter 2007.  Excluding accelerated depreciation costs from both the first quarter 2008 and 2007 and asset impairments and restructuring charges from first quarter 2008, operating earnings were $187 million in first quarter 2008 compared with $168 million in first quarter 2007.  The Company's broad base of businesses continues to have strong results with significant improvement in the Performance Polymers and Fibers segments.

As a result of strategic decisions related to the Performance Polymers and PCI segments, operating earnings in first quarter 2008 were negatively impacted by $2 million of accelerated depreciation costs and $17 million in asset impairments and restructuring charges.  Operating earnings in first quarter 2007 were negatively impacted by $14 million of accelerated depreciation costs.

Despite economic uncertainty, earnings from continuing operations increased by $22 million for first quarter 2008 as compared to first quarter 2007.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, and net deferred tax benefits related to the previous divestiture of businesses, earnings were $117 million and $102 million, respectively.

The Company used $53 million in cash in operating activities during first quarter 2008 compared to $66 million used in operating activities in the first quarter 2007.  The difference was primarily due to a seasonal build up in working capital.  In first quarter 2007, the Company contributed $100 million to its U.S. defined benefit pension plan and does not plan to make any contributions in 2008.  In first quarter 2008, the Company received proceeds from sales of assets and investments of $323 million and repurchased shares totaling $245 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to the completion of the sale of its PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom in first quarter 2008, Eastman continued to progress on its overall growth objectives including the industrial gasification projects in the U.S. Gulf Coast and actions to improve the performance of its Performance Polymers segment including the transformation at the South Carolina facility.

RESULTS OF OPERATIONS

	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2008	2007	Change

Sales	$1,727	$1,637	6%	(6) %	10%	1%	1%

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	125
Sales - contract polymer intermediates sales (2)	56	--
Sales - contract ethylene sales (3)	92	70
Sales – excluding listed items	1,579	1,442	9%	(2) %	9%	1%	1%

(1)
 Sales revenue and operating results for 2007 include sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.

(2)
 Included in first quarter 2008 sales revenue are contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

(3)	Included in first quarter 2008 and 2007 sales revenue are contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses.

Sales revenue in first quarter 2008 compared to the first quarter 2007 increased $90 million.  Excluding revenue from the contract ethylene and polymer intermediates sales and the sales from Mexico and Argentina PET manufacturing facilities, sales revenues increased $137 million primarily due to higher selling prices in all segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Quarter
(Dollars in millions)	2008	2007	Change

Gross Profit	$337	$286	18%
As a percentage of sales	19.5%	17.5%

Accelerated depreciation costs included in cost of goods sold	2	14

Gross Profit excluding accelerated depreciation costs	339	300	13%
As a percentage of sales	19.6%	18.3%

Gross profit and gross profit as a percentage of sales for first quarter 2008 increased compared to the first quarter 2007 due to improved performance in the Performance Polymers and Fibers segments.  In addition, first quarter 2008 and 2007 included accelerated depreciation costs of $2 million and $14 million, respectively, resulting from the previously reported shutdown of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's first quarter 2008 raw material and energy costs increased by greater than $150 million compared with first quarter 2007.

	First Quarter
(Dollars in millions)	2008	2007	Change

Selling, General and Administrative Expenses	$110	$98	12%
Research and Development Expenses	42	34	24%
	$152	$132	15%
As a percentage of sales	8.8%	8.1%

Selling, general and administrative expenses for first quarter 2008 increased compared to first quarter 2007 primarily due to higher compensation expense in first quarter 2008 and unusually low bad debt expense in first quarter 2007.

Research and development ("R&D") expenses increased $8 million in first quarter 2008 compared to first quarter 2007 primarily due to higher expenses related to the industrial gasification projects.

Asset Impairments and Restructuring Charges, Net

In the first quarter 2008, asset impairments and restructuring charges totaled $17 million, primarily for severance and pension charges in the PCI segment resulting from the decision to close a previously impaired site in the United Kingdom.

Operating Earnings
	First Quarter
(Dollars in millions)	2008	2007	Change

Operating earnings	$168	$154	9%
Accelerated depreciation costs included in cost of goods sold	2	14
Asset impairments and restructuring charges, net	17	--
Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	$187	$168	11%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Interest Expense, Net

	First Quarter
(Dollars in millions)	2008	2007	Change

Gross interest costs	$26	$28
Less: Capitalized interest	1	1
Interest expense	25	27	(7) %
Interest income	9	10
Interest expense, net	$16	$17	(6) %

Gross interest costs for the first quarter 2008 were lower compared to the first quarter 2007 due to lower average interest rates.

For 2008, the Company expects net interest expense to increase compared with 2007 primarily due to lower interest income, driven by declining interest rates and lower average invested cash balances.

Other (Income) Charges, Net

	First Quarter
(Dollars in millions)	2008	2007

Other income	$(9)	$(6)
Other charges	8	3
Other (income) charges, net	$(1)	$(3)

Included in other income are gains from the sale of non-operating assets, net gains on foreign exchange transactions, other non-operating income related to Holston Defense Corporation, and the Company's portion of net earnings from its equity investments.  Included in other charges are net losses on foreign exchange transactions, the Company's portion of losses from its equity investments, and fees on securitized receivables.

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2008	2007	Change

Provision for income taxes	$38	$47	(19) %
Effective tax rate	25%	34%

The first quarter 2008 effective tax rate reflects an $8 million benefit from the reversal of a U.S. capital loss valuation allowance and a $3 million benefit from the settlement of a non-U.S. income tax audit from previously divested businesses and a $3 million benefit from the settlement of a non-U.S. income tax audit.  Excluding discrete items, the first quarter 2008 and 2007 effective tax rates reflect the Company's expected full year tax rate on reported operating earnings from continuing operations before income tax of approximately 34 percent and 33 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations
	First Quarter
(Dollars in millions)	2008	2007	Change

Earnings from continuing operations	$115	$93	24%
Accelerated depreciation costs included in cost of goods sold, net of tax	1	9
Asset impairments and restructuring charges, net of tax	12	--
Net deferred tax benefits related to the previous divestiture of businesses	(11)	--
Earnings from continuing operations excluding accelerated depreciation costs and asset impairments and restructuring charges, net of tax	$117	$102	16%

Net Earnings
	First Quarter
(Dollars in millions)	2008	2007	Change

Earnings from continuing operations	$115	$93	24%
Loss from discontinued operations, net of tax	--	(3)
Gain (loss) from disposal of discontinued operations	18	(13)
Net earnings	$133	$77	73%

The gain on disposal of discontinued operations, net of tax of $18 million for first quarter 2008 is from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $340 million in first quarter 2008.  The loss on disposal of discontinued operations, net of tax of $13 million for first quarter 2007 is from the sale of the Company's PET polymers manufacturing facility in Spain for approximately $42 million in second quarter 2007.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements.

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the Specialty Plastics ("SP") segment.   For additional information concerning the Company’s operating businesses and products, see Note 23, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2007 Annual Report on Form 10-K.

R&D and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 15, "Segment Information", as "other" operating losses in this Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
CASPI Segment
	First Quarter
			$	%
(Dollars in millions)	2008	2007	Change	Change

Sales	$389	$345	$44	13%
Volume effect			6	2%
Price effect			25	7%
Product mix effect			5	2%
Exchange rate effect			8	2%

Operating earnings	59	65	(6)	(9) %

Sales revenue increased $44 million in first quarter 2008 compared to first quarter 2007 due to higher selling prices in response to higher raw material and energy costs and the favorable euro versus the U.S. dollar exchange rate.  Sales volume increased slightly as higher volume in Europe and Asia more than offset lower volume in North America.

Operating earnings decreased $6 million for first quarter 2008 compared to first quarter 2007 as higher raw material and energy costs were partially offset by higher selling prices.

Fibers Segment
	First Quarter
			$	%
(Dollars in millions)	2008	2007	Change	Change

Sales	$254	$234	$20	8%
Volume effect			11	5%
Price effect			12	5%
Product mix effect			(4)	(2) %
Exchange rate effect			1	-- %

Operating earnings	68	59	9	15%

Sales revenue increased $20 million in first quarter 2008 compared to first quarter 2007 due to increased sales volume and higher selling prices. The increased sales volume was attributed to customer buying patterns for acetate tow product lines in the Asia Pacific region. The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp and methanol.

Operating earnings increased $9 million for first quarter 2008 compared to first quarter 2007 primarily due to higher sales volume and selling prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	First Quarter
			$	%
(Dollars in millions)	2008	2007	Change	Change

Sales	$556	$498	$58	12%
Volume effect			(44)	(9) %
Price effect			88	18%
Product mix effect			10	2%
Exchange rate effect			4	1%

Sales – contract ethylene sales	92	70	22

Sales – continuing product lines	464	428	36	9%
Volume effect			(33)	(8) %
Price effect			59	14%
Product mix effect			6	2%
Exchange rate effect			4	1%

Operating earnings	44	54	(10)	(19) %

Accelerated depreciation costs included in cost of goods sold	1	7	(6)

Asset impairments and restructuring charges, net	16	--	16

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	61	61	--	-- %

Sales revenue increased $58 million in first quarter 2008 compared to first quarter 2007.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006, sales revenue increased due to higher selling prices in response to higher raw material and energy costs more than offsetting lower sales volume. The lower sales volume was primarily due to lower production volumes for bulk olefins product lines resulting from the previously reported shutdown of a cracking unit in fourth quarter 2007. Contract ethylene sales increased due to higher selling prices more than offsetting lower sales volumes resulting from the shut down of one of the cracking units.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, net in first quarter 2008 and first quarter 2007, operating earnings were constant, with contract ethylene sales having minimal impact.  The accelerated depreciation costs are related to the continuation of the previously reported planned staged phase-out of older cracking units in 2007 at the Company's Longview, Texas facility. Asset impairments and restructuring charges consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment

As a result of the Company's strategic actions in the Performance Polymers segment, the discussion below is of results from continuing operations in all periods presented.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements.

	First Quarter
(Dollars in millions)	2008	2007	$ Change	% Change

Sales	$304	$348	$(44)	(13) %
Volume effect			(76)	(22) %
Price effect			33	9%
Product mix effect			(1)	-- %
Exchange rate effect			--	-- %

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	125	(125)
Sales – contract polymer intermediates sales (2)	56	--	56

Sales – U.S. PET manufacturing facilities	248	223	25	11%
Volume effect			(7)	(3) %
Price effect			33	14%
Product mix effect			(1)	-- %
Exchange rate effect			--	-- %

Operating loss (3)	(6)	(32)	26	81%
Operating loss – from sales from Mexico and Argentina PET manufacturing facilities (1)(4)	--	--	--	-- %
Operating loss – U.S. PET manufacturing facilities (3)(4)	(6)	(32)	26	81%

Operating loss excluding items (3)(5)	(4)	(25)	21	84%
Operating loss excluding items – from sales from Mexico and Argentina PET manufacturing facilities (1)(4)	--	--	--	-- %
Operating loss excluding items – U.S. PET manufacturing facilities (3)(4)(5)	(4)	(25)	21	84%

(1)
 Sales revenue and operating results for 2007 includes sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.

(2)
 Sales revenue for 2008 includes contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

(3)	Includes allocated costs not included in discontinued operations, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(4)	Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(5)
 Items are accelerated depreciation costs and asset impairments and restructuring charges, net.  Accelerated depreciation costs of $1 million in first quarter 2008 and $7 million in first quarter 2007 resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  Asset impairments and restructuring charges of $1 million in first quarter 2008 related to restructuring at the South Carolina facility using IntegRexTM technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue decreased $44 million in first quarter 2008 compared to first quarter 2007 due to the divestiture of PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina.  For U.S. PET manufacturing facilities excluding contract polymer intermediates sales to the buyer of the divested Mexico and Argentina facilities and sales from the divested PET facilities in Mexico and Argentina, sales revenue increased $25 million due to higher selling prices attributed to higher raw material and energy costs and transition issues in first quarter 2007 from the Company's ParaStarTM PET facility based on IntegRexTM technology.  Selling prices were partially offset by decreased sales volume resulting from actions associated with the transformation of the PET business.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, net operating results increased $21 million for first quarter 2008 compared to first quarter 2007 due primarily to improved operation of the South Carolina PET facility based on IntegRex™ technology.  The results in first quarter 2007 were impacted by costs associated with the new PET facility based on IntegRexTM technology becoming fully operational and the timing of the commercial launch of ParaStarTM PET.  Contract polymer intermediates sales had minimal impact on earnings.

Production began in November 2006 at the Company's new PET manufacturing facility utilizing IntegRexTM technology in Columbia, South Carolina.  Manufacturing ParaStarTM PET resins, the 350,000 metric tons facility was fully operational in first quarter of 2007.  The Company plans to debottleneck this facility beginning in the second half of 2008 to increase capacity to over 525,000 metric tons of ParaStarTM PET resins and to reduce annual costs at this facility by $30 million by the middle of 2008.

SP Segment
	First Quarter
			$	%
(Dollars in millions)	2008	2007	Change	Change

Sales	$224	$212	$12	6%
Volume effect			2	1%
Price effect			2	1%
Product mix effect			3	1%
Exchange rate effect			5	3%

Operating earnings	17	18	(1)	(6) %

Sales revenue increased $12 million in first quarter 2008 compared to first quarter 2007 primarily due to favorable foreign exchange rates.  Sales volume increased slightly as increased volume for copolyester products primarily in packaging, durable and consumer goods markets was mostly offset by lower volumes in polyester products used for photographic and optical films due to customer buying patterns, which were unusually high in first quarter 2007.

Operating earnings decreased $1 million for first quarter 2008 compared to first quarter 2007 due to higher raw material and energy costs which were mostly offset by favorable foreign currency exchange rates.

The SP segment is progressing with the commercialization of its new copolyester, Eastman TritanTM copolyester including a new 30,000 metric ton TritanTM manufacturing facility expected to be online in late 2009 or early 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

    Sales Revenue

	First Quarter
(Dollars in millions)	2008	2007	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,056	$967	9%	(5) %	14%	-- %	-- %
Europe, Middle East, and Africa	254	218	17%	8%	1%	1%	7%
Asia Pacific	275	253	9%	-- %	5%	2%	2%
Latin America	142	199	(29) %	(34) %	3%	2%	-- %
	$1,727	$1,637	6%	(6) %	10%	1%	1%

Sales revenue in the United States and Canada increased primarily due to higher selling prices particularly in the PCI segment partially offset by lower sales volumes for contract ethylene sales in the PCI segment. Excluding contract ethylene sales, sales revenue increased 7 percent primarily due to higher selling prices in the Performance Polymers, PCI, and CASPI segments.

Sales revenue in Europe, Middle East and Africa increased for first quarter 2008 compared to first quarter 2007, primarily due to higher sales volume and a favorable foreign exchange rate in all segments excluding the Performance Polymers segment.

Sales revenue in Asia Pacific increased for first quarter 2008 compared to first quarter 2007 primarily due to higher selling prices in all segments.  Higher sales volume in the Fibers, SP, and CASPI segments were offset by lower sales volume in the PCI and Performance Polymers segments.

Sales revenue in Latin America decreased for first quarter 2008 compared to first quarter 2007 primarily due to lower sales volume due to divesting PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina in fourth quarter 2007. Excluding divested product lines and contract polymer intermediates sales to the divested facilities, sales revenue increased 17 percent.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information, see Note 10 to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A of the Company’s 2007 Annual Report on Form 10-K and Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Quarter
(Dollars in millions)	2008	2007

Net cash provided by (used in)
Operating activities	$(53)	$(66)
Investing activities	182	(91)
Financing activities	(225)	51
Effect of exchange rate changes on cash and cash equivalents	1	--
Net change in cash and cash equivalents	(95)	(106)

Cash and cash equivalents at beginning of period	888	939

Cash and cash equivalents at end of period	$793	$833

Cash used in operating activities was $53 million during first quarter 2008 compared to $66 million used in operating activities in first quarter 2007.  The cash used in first quarter 2008 was primarily due to a seasonal build up in working capital and an increase in inventory in preparation for a planned maintenance shutdown in second quarter 2008.  In first quarter 2007, the Company contributed $100 million to its U.S. defined benefit pension plan and does not plan to make contributions to the pension plan in 2008.

Cash provided by investing activities was $182 million in first quarter 2008 compared to $91 million used in first quarter 2007.  Proceeds of $323 million were received in first quarter 2008 primarily related to the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  Capital spending of $132 million increased consistent with the Company's higher expected capital spending in 2008.

Cash used in financing activities totaled $225 million in first quarter 2008 compared to $51 million provided by financing activities in first quarter 2007 and included cash paid for share repurchases totaling $245 million, an increase in credit facility and other borrowings, including bank overdrafts, of $48 million, partially offset by cash received from stock option exercises of $7 million.

The payment of dividends is also reflected in financing activities in all periods.

Liquidity

At March 31, 2008, the Company had credit facilities with various U.S. and foreign banks totaling approximately $900 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") and a 125 million euro credit facility ("Euro Facility"). These credit facilities will expire in 2012 and 2013.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman’s credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2008, the Company’s credit facility borrowings totaled $198 million at an effective interest rate of 4.73 percent.  At December 31, 2007, the Company's credit facility borrowings were $188 million at an effective interest rate of 4.79 percent.

The Company plans to use part of the proceeds from the sale of its PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses to reduce the balance outstanding on its Euro Facility by approximately 65 million euro in the second quarter.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Credit Facility provides liquidity support for general corporate purposes.

For more information regarding interest rates, refer to Note 6, "Borrowings", to the Company's unaudited consolidated financial statements.

The Company has $72 million of 3 1/4% notes maturing June 15, 2008, which is reflected in borrowings due within one year in the unaudited Consolidated Statements of Financial Position at March 31, 2008.  The Company expects to pay this debt from cash provided by operating activities.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission ("SEC") to issue a combined $1.1 billion of debt or equity securities.

The Company is repurchasing shares of the Company's outstanding stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  For additional information, see Treasury Stock below.

The Company contributed $100 million to its U.S. defined benefit pension plan in the first quarter 2007 and expects no contributions to this plan during 2008.

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

Capital Expenditures

Capital expenditures were $132 million and $86 million for the first quarter 2008 and 2007, respectively.  The Company expects capital spending in 2008 will be above $600 million, with the increase over 2007 primarily due to completing the acetate tow capacity expansion in Workington, England, debottlenecking the South Carolina PET manufacturing facility utilizing IntegRexTM technology, completing front-end engineering and design for the industrial gasification projects, increasing capacity of cellulose triacetate ("CTA") for liquid crystal display ("LCD") screens, and increasing manufacturing capacity for Eastman TritanTM copolyester .

Other Commitments

At March 31, 2008, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of up to 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $200 million.

The Company had various purchase obligations at March 31, 2008 totaling approximately $2.3 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. For information regarding the Company's lease commitments, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements.

In addition, the Company had other liabilities at March 31, 2008 totaling approximately $1.0 billion primarily related to pension, retiree medical, and other post-employment obligations.

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party.  For information on the Company's accounts receivable securitization program, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements.

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

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with Financial Accounting Standards Board, ("FASB") Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46R"), the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at March 31, 2008. This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

The Company has equity interests in two development stage joint ventures related to the industrial gasification initiatives and accounts for these investments under the equity method of accounting.  As these joint ventures evolve and enter into material contractual relationships with the Company, its co-investors in the joint ventures, and third parties, the Company will evaluate whether the joint ventures are VIEs and whether the Company is the primary beneficiary.

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

Treasury Stock

In February 2007, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's outstanding common stock.  In first quarter 2007, the Company repurchased 560,100 shares for a total cost of $33 million.  In September 2007, the Company completed the $300 million authorization repurchasing a total of 4.6 million shares.  In October 2007, the Board of Directors authorized an additional $700 million for the repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2007, a total of 1.3 million shares had been repurchased under this authorization for a total amount of $82 million.  During first quarter 2008, the Company repurchased an additional 3.8 million shares of common stock for a cost of $245 million.  Additional share repurchases are anticipated in 2008.

Dividends

The Company declared cash dividends of $0.44 per share in the first quarter 2008 and 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective for first quarter 2008, the Company adopted Statement of Financial Accounting Standard ("SFAS")  No. 157, "Fair Value Measurements", ("SFAS No. 157"), except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 ("FSP FAS 157-2").  The FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is currently evaluating the effect FSP FAS 157-2 will have on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"); and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company is currently evaluating the effect SFAS No. 161 will have on its financial statement presentations.

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

•
to improve the profitability of its PET product lines in the Performance Polymers segment, including completing the divestiture of its underperforming PET manufacturing facilities outside the United States (which was completed in first quarter 2008); debottlenecking the new South Carolina PET facility utilizing IntegRexTM technology beginning in the second half of 2008 for a total capacity of 525,000 metric tons of ParaStarTM PET; shutting down another 300,000 metric tons of conventional PET polymers capacity at the South Carolina manufacturing facility and dimethyl terephthalate ("DMT") assets (which were completed in first quarter 2008); eliminating approximately $30 million of annual costs at the South Carolina site by the middle of 2008; and continuing to pursue options to create additional value from its IntegRexTM technology, primarily by actively pursing licensing opportunities;

•
to improve SP segment results by completing the conversion of 50,000 metric tons of PET capacity to copolyester by the middle of 2008 and continue progress with the commercialization of its new copolyester, Eastman TritanTM copolyester including a new 30,000 metric ton TritanTM manufacturing facility expected to be online in late 2009 or early 2010;

•
that the staged phase-out of older cracking units in Longview, Texas and a planned shut down of higher cost PET assets in Columbia, South Carolina will result in accelerated depreciation costs of approximately $10 million;

•	ethylene volumes to decline in the PCI segment due to the staged phase-out of older cracking units at the Company's Longview, Texas facility;

•
to increase volumes in the Performance Polymers segment due to the transition agreement pertaining to the PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007;  the Company will supply polymer intermediates to the buyer on a short-term basis;

•
modest sales volume growth for acetate tow in the Fibers segment, to complete the expansion of its acetate tow plant in Workington, England, in the second half of 2008, and to announce plans for new acetate tow capacity in Asia;

•	the PCI segment to have operating margins at the high end of the 5 to 10 percent range;

•
the CASPI segment to maintain solid earnings at the low end of the 15 to 20 percent operating margin range, with continued weakness in the U.S. housing and automotive sectors offset by strength in Europe and Asia;

•	front-end engineering and design for the industrial gasification projects to be completed in the second half of 2008, and project financing to be obtained by the end of the year;

•	net interest expense to increase compared with 2007 primarily due to lower interest income, driven by declining interest rates and lower average invested cash balances;

•	the effective tax rate to be approximately 34 percent;

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

•	priorities for uses of available cash to be to pay the quarterly cash dividend, fund targeted growth initiatives, fund debt service commitments, and repurchase shares.

As a result of the expectations listed above and strategic and other actions taken in recent years to improve profitability, the Company expects continued solid results in all of the Company's segments and second quarter 2008 earnings per share to be slightly above first quarter 2008 earnings per share, excluding gains and charges in both periods related to strategic decisions.

In addition to the above, the Company expects to improve earnings significantly through strategic efforts in industrial gasification and growth initiatives in existing businesses over the next five years, and expects:

•
the industrial gasification projects in Texas and Louisiana to break ground in early 2009, with the facilities online by 2011, and expects these projects to contribute significantly to earnings in 2012;

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks since February 29, 2008.  For more information regarding the Company's disclosure about market risks, see Part II, Item 7A of the Company's 2007 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of March 31, 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the asbestos litigation, will have a material adverse effect on its overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.  For additional information about the asbestos litigation, refer to Note 16, "Legal Matters", to the Company's unaudited consolidated financial statements.

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

Jefferson (Pennsylvania) Environmental Proceeding

In December 2005, Eastman Chemical Resins, Inc., a wholly-owned subsidiary of the Company (the "ECR Subsidiary"), received a Notice of Violation ("NOV") from the United States Environmental Protection Agency's Region III Office ("EPA") alleging that the ECR Subsidiary's West Elizabeth, Jefferson Borough, Allegheny County, Pennsylvania manufacturing operation (the "Jefferson Facility") violated certain federally enforceable local air quality regulations and certain provisions in a number of air quality-related permits.  The NOV did not assess a civil penalty and EPA has to date not proposed any specific civil penalty amount.  In October 2006, EPA referred the matter to the United States Department of Justice's Environmental Enforcement Section ("DOJ").  Company representatives met with EPA and DOJ in November 2006 and again in December 2007, and determined that it is not reasonably likely that any civil penalty assessed by the EPA and DOJ will be less than $100,000. While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1- 31, 2008	645,790	$60.23	645,300	$579
February 1-29, 2008	1,335,250	$65.94	1,334,578	$491
March 1-31, 2008	1,834,896	$64.51	1,834,700	$373
Total	3,815,936	$64.29	3,814,578

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

(3)
In October 2007, the Board of Directors approved a new authorization for the repurchase of up to $700 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2008, a total of 5.1 million shares have been repurchased under this authorization for a total amount of $327 million.  For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Repurchased shares may be used for compensation and benefit plans and other corporate purposes.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: April 28, 2008	By:	/s/ Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02
Amended and Restated Bylaws of Eastman Chemical Company, as amended  November 9, 2007 (incorporated herein by referenced to Exhibit 3.02 to Eastman Chemical Company’s  Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the September 30, 2007 10-Q)

4.01
Form of Eastman Chemical Company common stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.02
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's Current Report on Form 8-K dated January 10, 1994 (the "8-K"))

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

4.10	Letter Amendments dated November 16, 2007 and March 10, 2008 to the Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets , Inc. and J. P. Morgan Securities Inc., as joint lead arrangers (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)	47

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11	Form of 3 ¼% Notes due June 16, 2008 (incorporated herein by reference to Exhibit 4.13 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	55

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2008	56

31.02	Rule 13a – 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2008	57

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2008	58

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2008	59