Form 10-Q
period 2008-06-30
EASTMAN CHEMICAL CO
filed 2008-07-30
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES [X]  NO  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer [X]                             Accelerated filer [  ]
 Non-accelerated filer [  ]                                Smaller reporting company [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at June 30, 2008
Common Stock, par value $0.01 per share	76,392,765

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 52 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 51

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	47

1A.	Risk Factors	48

2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

4.	Submission of Matters to a Vote of Security Holders	48

6.	Exhibits	49

SIGNATURES

Signatures	5001

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2008	2007	2008	2007

Sales	$1,834	$1,764	$3,561	$3,401
Cost of sales	1,513	1,455	2,903	2,806
Gross profit	321	309	658	595

Selling, general and administrative expenses	107	109	217	207
Research and development expenses	39	38	81	72
Asset impairments and restructuring charges, net	3	2	20	2
Operating earnings	172	160	340	314

Interest expense, net	18	14	34	31
Other (income) charges, net	1	(5)	--	(8)
Earnings from continuing operations before income taxes	153	151	306	291
Provision for income taxes from continuing operations	38	49	76	96
Earnings from continuing operations	115	102	230	195

Earnings (loss) from discontinued operations, net of tax	--	1	--	(2)
Gain (loss) from disposal of discontinued operations, net of tax	--	2	18	(11)
Net earnings	$115	$105	$248	$182

Basic earnings per share
Earnings from continuing operations	$1.51	$1.21	$2.98	$2.32
Earnings (loss) from discontinued operations	--	0.03	0.23	(0.16)
Basic earnings per share	$1.51	$1.24	$3.21	$2.16

Diluted earnings per share
Earnings from continuing operations	$1.48	$1.19	$2.94	$2.29
Earnings (loss) from discontinued operations	--	0.03	0.22	(0.16)
Diluted earnings per share	$1.48	$1.22	$3.16	$2.13

Comprehensive Income
Net earnings	$115	$105	$248	$182
Other comprehensive income (loss)
Change in cumulative translation adjustment, net of tax	(4)	12	(41)	9
Change in pension liability, net of tax	--	(6)	8	(4)
Change in unrealized gains (losses) on derivative instruments, net of tax	29	(4)	3	3
Change in unrealized gains (losses) on investments, net of tax	--	2	--	1
Total other comprehensive income (loss)	25	4	(30)	9
Comprehensive income	$140	$109	$218	$191

Retained Earnings
Retained earnings at beginning of period	$2,448	$2,234	$2,349	$2,186
Net earnings	115	105	248	182
Cash dividends declared	(34)	(37)	(68)	(74)
Adoption of accounting standard	--	--	--	8
Retained earnings at end of period	$2,529	$2,302	$2,529	$2,302

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$562	$888
Trade receivables, net of allowance of $4 and $6	644	546
Miscellaneous receivables	155	112
Inventories	669	539
Other current assets	102	74
Current assets related to discontinued operations	--	134
Total current assets	2,132	2,293

Properties and equipment
Properties and equipment at cost	8,376	8,152
Less: Accumulated depreciation	5,341	5,306
Net properties and equipment	3,035	2,846

Goodwill	328	316
Other noncurrent assets	335	313
Noncurrent assets related to discontinued operations	--	241
Total assets	$5,830	$6,009

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,107	$1,013
Borrowings due within one year	--	72
Current liabilities related to discontinued operations	--	37
Total current liabilities	1,107	1,122

Long-term borrowings	1,440	1,535
Deferred income tax liabilities	286	300
Post-employment obligations	858	852
Other long-term liabilities	127	118
Total liabilities	3,818	3,927

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 94,472,428 and 93,630,292 for 2008 and 2007, respectively)	1	1
Additional paid-in capital	623	573
Retained earnings	2,529	2,349
Accumulated other comprehensive loss	(58)	(28)
	3,095	2,895
Less: Treasury stock at cost (18,162,337 shares for 2008 and 13,959,951 shares for 2007)	1,083	813

Total stockholders’ equity	2,012	2,082

Total liabilities and stockholders’ equity	$5,830	$6,009

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2008	2007

Cash flows from operating activities
Net earnings	$248	$182

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	132	169
Asset impairments	1	22
Gains on sale of assets	(13)	--
Provision (benefit) for deferred income taxes	(59)	(18)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(88)	(59)
(Increase) decrease in inventories	(115)	(18)
Increase (decrease) in trade payables	10	(63)
Increase (decrease) in liabilities for employee benefits and incentive pay	(29)	(121)
Other items, net	(8)	5

Net cash provided by operating activities	79	99

Cash flows from investing activities
Additions to properties and equipment	(278)	(198)
Proceeds from sale of assets and investments	329	43
Investments in and acquisitions of joint ventures	(38)	(13)
Additions to capitalized software	(6)	(5)
Other items, net	(1)	27

Net cash provided by (used in) investing activities	6	(146)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other borrowings	(40)	75
Repayment of borrowings	(72)	--
Dividends paid to stockholders	(69)	(75)
Treasury stock purchases	(270)	(86)
Proceeds from stock option exercises and other items	39	88

Net cash provided by (used in) financing activities	(412)	2

Effect of exchange rate changes on cash and cash equivalents	1	(3)

Net change in cash and cash equivalents	(326)	(48)

Cash and cash equivalents at beginning of period	888	939

Cash and cash equivalents at end of period	$562	$891

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The Company adopted SFAS No. 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities, which has been deferred until January 1, 2009. The standard establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.  The following chart shows the securities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at June 30, 2008
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$48	$--	$48	$--
Derivative Liabilities	(56)	--	(56)	--
	$(8)	$--	$(8)	$--

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The manufacturing facilities in the Netherlands, United Kingdom, and Spain, and related businesses represent the Company's European PET business and qualify as a component of an entity under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and accordingly their results are presented as discontinued operations and are not included in the results from continuing operations for all periods presented in the Company's unaudited consolidated financial statements.

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

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	Second Quarter		First Six Months
(Dollars in millions)	2008	2007	2008	2007

Sales	$--	$131	$169	$289
Earnings before income taxes	--	3	2	1
Earnings (loss) from discontinued operations, net of tax	--	1	--	(2)
Gain (loss) on disposal, net of tax	--	2	18	(11)

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2007 are summarized below:

December 31,
(Dollars in millions)	2007
Current assets
Trade receivables	$85
Inventories	49
Total current assets held for sale	134

Non-current assets
Properties and equipment, net	236
Other non-current assets	5
Total non-current assets held for sale	241

Total assets	$375

Current liabilities
Payables and other current liabilities, net	$37
Total current liabilities held for sale	37

Total liabilities	$37

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2008	2007

At FIFO or average cost (approximates current cost)
Finished goods	$672	$607
Work in process	218	195
Raw materials and supplies	329	247
Total inventories	1,219	1,049
LIFO Reserve	(550)	(510)
Total inventories	$669	$539

Inventories valued on the LIFO method were approximately 80 percent as of June 30, 2008 and 70 percent as of December 31, 2007 of total inventories.

4.	ACQUISITION AND DIVESTITURE OF INDUSTRIAL GASIFICATION INTERESTS

In October 2007, the Company entered into an agreement with Green Rock Energy, L.L.C. ("Green Rock") to jointly develop an industrial gasification facility in Beaumont, Texas through TX Energy, L.L.C. ("TX Energy").  In June 2008, the Company acquired Green Rock’s 50 percent ownership interest in TX Energy for approximately $35 million, which is primarily allocated to properties and equipment.

The results of operations of TX Energy for the period subsequent to the acquisition have been included in Eastman's consolidated financial statements for the second quarter of 2008.  If TX Energy had been consolidated for the periods prior to the acquisition, the Company’s consolidated revenue, net income and earnings per share would not have been materially different than reported.  With this acquisition, the Company became the sole owner and developer of the industrial gasification facility in Beaumont, Texas, which is expected to be operational in 2011 and will produce intermediate chemicals, such as hydrogen, methanol, and ammonia from petroleum coke or coal.

Eastman had also begun to participate in an industrial gasification project in St. James Parish, Louisiana sponsored by Faustina Hydrogen Products, L.L.C. ("Faustina").  Through May 2008, the Company had invested approximately $11 million in Faustina.  In June 2008, the Company sold its ownership interest in Faustina for approximately $11 million and will no longer participate in the project.

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2008	2007

Trade creditors	$620	$578
Accrued payrolls, vacation, and variable-incentive compensation	96	138
Accrued taxes	51	36
Post-employment obligations	55	60
Interest payable	29	31
Bank overdrafts	73	6
Other	183	164
Total payables and other current liabilities	$1,107	$1,013

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2008	2007	2008	2007

Provision for income taxes	$38	$49	$76	$96
Effective tax rate	25%	33%	25%	33%

The second quarter 2008 effective tax rate reflects an estimated benefit resulting from a federal gasification investment tax credit associated with the Company’s expected capital spending in 2008 on the Beaumont, Texas industrial gasification project.  Excluding discrete items, the second quarter 2008 and 2007 effective tax rates reflect the Company's expected full year tax rate on reported operating earnings from continuing operations before income tax, of approximately 30 percent and 33 percent, respectively.

Excluding discrete items, the first six months 2008 and 2007 effective tax rates reflect the Company’s expected full year rate on reported operating earnings before income tax of approximately 30 percent and 33 percent, respectively.

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

7.	BORROWINGS
	June 30,	December 31,
(Dollars in millions)	2008	2007

Borrowings consisted of:
3 1/4% notes due 2008	$--	$72
7% notes due 2012	147	148
6.30% notes due 2018	187	188
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Credit facilities borrowings	95	188
Other	16	16
Total borrowings	1,440	1,607
Borrowings due within one year	--	(72)
Long-term borrowings	$1,440	$1,535

At June 30, 2008, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $800 million. These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") and a 60 million euro credit facility. These credit facilities will expire in 2012 and 2013.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2008, the Company’s credit facility borrowings totaled $95 million at an effective interest rate of 4.82 percent.  At December 31, 2007, the Company's credit facility borrowings were $188 million at an effective interest rate of 4.79 percent.

The Credit Facility provides liquidity support for general corporate purposes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2008 and December 31, 2007, the Company had outstanding interest rate swaps associated with the entire outstanding principal of the 7% notes due in 2012 and $150 million of the outstanding principal of the 6.30% notes due in 2018.  The average variable interest rate on the 7% notes was 5.65 percent and 7.12 percent for June 30, 2008 and December 31, 2007, respectively.  The average variable interest rate on the 6.30% notes was 4.05 percent and 5.52 percent for June 30, 2008 and December 31, 2007, respectively.  See the table in Note 1, “Basis of Presentation” for the fair value of the interest rate swaps.

8.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In the second quarter and first six months 2008, asset impairments and restructuring charges, net totaled $3 million and $20 million, respectively, primarily for severance, pension charges and site closure costs in the Performance Chemicals and Intermediates ("PCI") segment resulting from the decision to close a previously impaired site in the United Kingdom.

In the second quarter and first six months 2007, asset impairments and restructuring charges, net totaled $2 million, related primarily to the dismantlement charges of a previously closed manufacturing facility.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2007 and the first six months 2008:

(Dollars in millions)	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2007

Non-cash charges	$--	$122	$(122)	$--	$--
Severance costs	34	(9)	--	(18)	7
Site closure and other restructuring costs	14	(1)	--	(2)	11
Total	$48	$112	$(122)	$(20)	$18

	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2008

Non-cash charges	$--	$9	$(9)	$--	$--
Severance costs	7	5	--	(7)	5
Site closure and other restructuring costs	11	6	--	(9)	8
Total	$18	$20	$(9)	$(16)	$13

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	RETIREMENT PLANS

DEFINED BENFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees hired prior to January 1, 2007, with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2008	2007	2008	2007

Service cost	$11	$13	$23	$24
Interest cost	23	24	44	45
Expected return on assets	(27)	(27)	(53)	(52)
Curtailment charge	--	--	9	--
Amortization of:
Prior service credit	(4)	(2)	(7)	(4)
Actuarial loss	8	8	14	17
Net periodic benefit cost	$11	$16	$30	$30

The Company contributed $100 million to its U.S. defined benefit pension plan in first quarter 2007.

The curtailment charge is primarily related to the decision to close a previously impaired site in the United Kingdom.

POSTRETIREMENT WELFARE PLANS

Eastman provides a subsidy toward life insurance and health care and dental benefits for eligible retirees hired prior to January 1, 2007, and a subsidy toward health care benefits for retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. plans.  Similar benefits are also made available to retirees of Holston Defense Corporation, a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant.

Employees hired on or after January 1, 2007 will have access to post-retirement health care benefits only, but Eastman will not provide a subsidy toward the premium cost of post-retirement benefits for those employees.

A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.  Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company’s U.S. plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2008	2007	2008	2007

Service cost	$1	$2	$3	$4
Interest cost	11	10	22	21
Expected return on assets	(1)	--	(2)	(1)
Amortization of:
Prior service credit	(5)	(5)	(11)	(11)
Actuarial loss	3	3	5	6
Net periodic benefit cost	$9	$10	$17	$19

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company’s 2007 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows.  The Company’s reserve for environmental contingencies was $40 million and $42 million at June 30, 2008 and December 31, 2007, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $16 million at June 30, 2008 and $13 million to the maximum of $17 million at December 31, 2007.

11.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At June 30, 2008, the Company had various purchase obligations totaling approximately $2.1 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $125 million over a period of several years.  Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 35 percent relate to real property, including office space, storage facilities and land; and approximately 50 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party.  The agreement permits the sale of undivided interests in domestic trade accounts receivable.  Receivables sold to the third party totaled $200 million at June 30, 2008 and December 31, 2007.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $341 million and $312 million in the second quarter 2008 and 2007, respectively, and $335 million and $302 million for the first six months of 2008 and 2007, respectively.

Guarantees

Financial Accounting Standards Board, ("FASB") Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at June 30, 2008 totaled $152 million and consisted primarily of leases for railcars, aircraft, and other equipment.  Leases with guarantee amounts totaling $2 million, $11 million, and $139 million will expire in 2008, 2011, and 2012, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at June 30, 2008. This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

At June 30, 2008, net mark-to-market gains from raw material and energy, currency and certain interest rate hedges that were included in accumulated other comprehensive income totaled less than $1 million.  If realized, approximately $10 million in gains will be reclassified into earnings during the next 12 months.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  Such amounts did not have a material impact on earnings during the second quarter of 2008.

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for the first six months 2008 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2007	1	573	2,349	(28)	(813)	2,082

Net Earnings	--	--	248	--	--	248
Cash Dividends Declared (1)	--	--	(68)	--	--	(68)
Other Comprehensive Income	--	--	--	(30)	--	(30)
Stock-Based Compensation and Other Items (2)(3)	--	50	--	--	--	50
Share Repurchases	--	--	--	--	(270)	(270)
Balance at June 30, 2008	1	623	2,529	(58)	(1,083)	2,012

(1)	Includes dividends declared but unpaid.
(2)	The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.
(3)	Includes the fair value of equity share-based awards recognized under SFAS No. 123 Revised December 2004 , "Share-Based Payment".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unfunded Additional Minimum Pension Liability $	Unrecognized Loss and Prior Service Cost $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Gains (Losses) on Investments $	Accumulated Other Comprehensive Income (Loss) $
Pre-SFAS No. 158 (1) balance at December 31, 2006	121	(207)	--	(6)	(1)	(93)
Adjustments to apply SFAS No. 158	--	207	(288)	--	--	(81)
Balance at December 31, 2006	121	--	(288)	(6)	(1)	(174)
Period change	36	--	106	3	1	146
Balance at December 31, 2007	157	--	(182)	(3)	--	(28)
Period change	(41)	--	8	3	--	(30)
Balance at June 30, 2008	116	--	(174)	--	--	(58)

(1)	SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158")

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

14.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2008	2007	2008	2007

Shares used for earnings per share calculation (in millions):
Basic	76.1	84.2	77.1	84.1
Diluted	77.4	85.5	78.3	85.3

In second quarter and the first six months 2008, common shares underlying options to purchase 171,500 shares of common stock and 237,050 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Additionally, the basic and diluted shares were reduced in second quarter and the first six months 2008 as a result of the Company's share repurchase programs.  For second quarter and the first six months 2008, a total of 383,600 shares and 4,198,178 shares, respectively, were repurchased under the current $700 million share repurchase authorization.

In second quarter and the first six months 2007, common shares underlying options to purchase 674,134 shares of common stock and 673,593 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Additionally, the basic and diluted shares were reduced in second quarter and the first six months 2007 as a result of the Company's share repurchase programs.  For the second quarter and first six months 2007, a total of 810,000 shares and 1,370,100 shares, respectively were repurchased under a prior $300 million share repurchase authorization.

The Company declared cash dividends of $0.44 per share in second quarters 2008 and 2007 and $0.88 per share in the first six months 2008 and 2007.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock grants, restricted stock units, stock options and performance shares.  In the second quarter 2008 and 2007, approximately $5 million and $7 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards. The impact on second quarter 2008 and 2007 net earnings of $3 million and $4 million, respectively, is net of deferred tax expense related to share-based award compensation for each period. In the first six months 2008 and 2007, approximately $13 million for each period of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards. The impact on first six months 2008 and 2007 net earnings of $8 million for each period is net of deferred tax expense related to share-based award compensation for each period.

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

	Second Quarter
(Dollars in millions)	2008	2007
Sales by Segment
CASPI	$414	$376
Fibers	260	239
PCI	618	552
Performance Polymers	289	382
SP	253	215
Total Sales	$1,834	$1,764

	First Six Months
(Dollars in millions)	2008	2007
Sales by Segment
CASPI	$803	$721
Fibers	514	473
PCI	1,174	1,050
Performance Polymers	593	730
SP	477	427
Total Sales	$3,561	$3,401

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2008	2007

Operating Earnings (Loss)
CASPI (1)	$53	$66
Fibers	62	51
PCI (2)	54	57
Performance Polymers (3)	2	(21)
SP (4)	13	18
Total Operating Earnings by Segment	184	171
Other	(12)	(11)

Total Operating Earnings	$172	$160

(1)	CASPI includes $2 million in second quarter 2008 gains for an adjustment to a reserve for asset impairments and restructuring costs for the first quarter divestiture of certain product lines.
(2)
PCI includes $1 million and $7 million in second quarter 2008 and second quarter 2007, respectively, in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility and $3 million in second quarter 2008 in asset impairments and restructuring charges, net, primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom.

(3)
Performance Polymers includes $2 million and $6 million in second quarter 2008 and second quarter 2007, respectively, in accelerated depreciation costs related to assets in Columbia, South Carolina and asset impairments and restructuring charges, net of $2 million in second quarter 2008 related to restructuring at the South Carolina facility using IntegRexTM technology and $1 million in second quarter 2007 primarily related to the divested PET manufacturing facilities in Mexico and Argentina.

(4)
SP includes $1 million in second quarter 2007 in accelerated depreciation costs related to assets in Columbia, South Carolina and $1 million in second quarter 2007 in asset impairments and restructuring charges, net related to the discontinued production of cyclohexane dimethanol  ("CHDM")  at the San Roque, Spain facility.

	First Six Months
(Dollars in millions)	2008	2007

Operating Earnings (Loss)
CASPI(1)	$112	$131
Fibers	130	110
PCI (2)	98	111
Performance Polymers (3)	(4)	(53)
SP (4)	30	36
Total Operating Earnings by Segment	366	335
Other	(26)	(21)

Total Operating Earnings	$340	$314

(1)	CASPI includes $2 million in the first six months 2008 gains for an adjustment to a reserve for asset impairments and restructuring costs for the first quarter divestiture of certain product lines.
(2)
PCI includes $2 million and $14 million in the first six months 2008 and the first six months 2007, respectively, in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility and $19 million in the first six months 2008 in asset impairments and restructuring charges, net, primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom.

(3)
Performance Polymers includes $3 million and $13 million in the first six months 2008 and the first six months 2007, respectively, in accelerated depreciation costs related to assets in Columbia, South Carolina and asset impairments and restructuring charges, net of $3 million in the first six months 2008 related to restructuring at the South Carolina facility using IntegRexTM technology and $1 million in the first six months 2007 primarily related to the divested PET manufacturing facilities in Mexico and Argentina.

(4)
SP includes $1 million in the first six months 2007 in accelerated depreciation costs related to assets in Columbia, South Carolina and $1 million in the first six months 2007 in asset impairments and restructuring charges, net related to the discontinued production of CHDM  at the San Roque, Spain facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2008	2007

Assets by Segment (1)
CASPI	$1,247	$1,114
Fibers	778	692
PCI	969	1,062
Performance Polymers	659	727
SP	807	622
Total Assets by Segment	4,460	4,217
Corporate Assets	1,370	1,417

Total Assets Before Assets Related to Discontinued Operations	5,830	5,634
Assets Related to Discontinued Operations (2)	--	375

Total Assets	$5,830	$6,009

(1)	Assets managed by segment are accounts receivable, inventory, fixed assets, and goodwill.

(2)	For more information regarding assets related to discontinued operations, see Note 2, “Discontinued Operations”.

17.	LEGAL MATTERS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the asbestos litigation described below, will have a material adverse effect on its overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

18.	RECENTLY ISSUED ACCOUNTING STANDARDS

Effective first quarter 2008, the Company adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 ("FSP FAS 157-2").  The FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect FSP FAS 157-2 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The Company has concluded that SFAS No. 160 will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company has concluded that SFAS No. 161 will not have a material impact on the Company’s consolidated financial statements.

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

STRATEGIC ACTIONS AND RELATED PRESENTATION OF NON-GAAP FINANCIAL MEASURES

During 2007 and 2008, the Company took strategic actions in its Performance Polymers segment to address its underperforming PET manufacturing facilities outside the United States. In second quarter 2007, the Company completed the sale of its PET manufacturing facility in Spain and in first quarter 2008, the Company completed the sale of its PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom and related businesses.  Results from, charges related to, and gains and losses from disposal of the Spain, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  In fourth quarter 2007, the Company completed the sale of its Mexico and Argentina manufacturing facilities.  As part of this divestiture, the Company entered into transition supply agreements for polymer intermediates.  In order to provide a better understanding of the impact on Performance Polymers segment results of the divested Latin American PET assets, this Management's Discussion and Analysis includes certain financial measures with and without sales and operating results in Latin America from PET manufacturing facilities and related businesses in Mexico and Argentina and with and without contract polymer intermediates sales.

In fourth quarter 2006, the Company sold its polyethylene ("PE") and EpoleneTM polymer businesses and related assets of the Performance Polymers and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  As part of the PE divestiture, the Company entered into a transition supply agreement for contract ethylene sales, from which sales revenue and operating earnings are included in the Performance Chemicals and Intermediates ("PCI") segment results in 2008 and 2007.

Also in the fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $3 million and $14 million in second quarter 2008 and second quarter 2007, respectively, and $5 million and $28 million in the first six months 2008 and first six months 2007, respectively.   For more information on accelerated depreciation costs, see "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Company and segment gross profit, operating earnings and earnings from continuing operations excluding accelerated depreciation costs and asset impairments and restructuring charges; and
•	Company earnings from continuing operations excluding net deferred tax benefits related to the previous divestiture of businesses.

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

OVERVIEW

The Company generated sales revenue of $1.8 billion for both the second quarter 2008 and the second quarter 2007.  Excluding the results of contract ethylene sales, contract polymer intermediates sales, and sales from divested PET facilities in Mexico and Argentina, sales revenue increased by 8 percent.  The Company generated sales revenue of $3.6 billion for the first six months 2008 compared to $3.4 billion for the first six months 2007.  Excluding the results of contract ethylene sales, contract polymer intermediates sales, and sales from divested PET facilities in Mexico and Argentina, sales revenue increased by 9 percent.  Sales revenue increases for both second quarter and first six months 2008 compared to comparable periods 2007 were due to increased selling prices in response to higher raw material and energy costs more than offsetting lower sales volume.

Operating earnings were $172 million in second quarter 2008, an 8 percent increase compared with second quarter 2007.  Excluding accelerated depreciation costs and asset impairments and restructuring charges from both the second quarter 2008 and 2007, operating earnings were $178 million in second quarter 2008 compared with $176 million in second quarter 2007.  Operating earnings were $340 million in first six months 2008, an 8 percent increase compared with first six months 2007.  Excluding accelerated depreciation costs and asset impairments and restructuring charges from both the first six months 2008 and 2007, operating earnings were $365 million in the first six months 2008 compared with $344 million in the first six months 2007.  The Company's broad base of businesses continues to have strong results, despite the difficulty to fully offset increased raw material and energy costs.  The Performance Polymers segment had significant improvement due primarily to improved operation of the South Carolina PET facility based on the IntegRexTM technology.

Primarily as a result of strategic decisions related to the Performance Polymers and PCI segments, operating earnings in second quarter 2008 were negatively impacted by $3 million of accelerated depreciation costs and $3 million in asset impairments and restructuring charges.  Operating earnings in second quarter 2007 were negatively impacted by $14 million of accelerated depreciation costs and $2 million in asset impairments and restructuring charges.  Operating earnings in first six months 2008 were negatively impacted by $5 million of accelerated depreciation costs and $20 million in asset impairments and restructuring charges.  Operating earnings in first six months 2007 were negatively impacted by $28 million of accelerated depreciation costs and $2 million in asset impairments and restructuring charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Earnings from continuing operations increased by $13 million for second quarter 2008 as compared to second quarter 2007.  Excluding accelerated depreciation costs and asset impairments and restructuring charges, net, earnings from continuing operations were $119 million and $111 million, respectively.  Earnings from continuing operations increased by $35 million for the first six months 2008 compared to the first six months 2007.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and net deferred tax benefits related to the previous divestiture of businesses, earnings from continuing operations were $236 million and $214 million, respectively.   Earnings from continuing operations for second quarter and first six months 2008 compared to second quarter and first six months 2007 included a reduction in the provision for income taxes resulting from an estimated benefit from a federal gasification investment tax credit associated with the Company’s expected capital spending in 2008 on the Beaumont, Texas industrial gasification project.

The Company generated $79 million in cash from operating activities during the first six months 2008 compared to $99 million provided by operating activities in the first six months 2007.  The difference was primarily due to a greater increase in working capital in 2008 largely resulting from an increase in inventory attributable to higher raw material costs, which was partially offset by lower pension contributions.  In first six months 2007, the Company contributed $100 million to its U.S. defined benefit pension plan and does not plan to make any contributions in 2008.  In first six months 2008, the Company received proceeds from sales of assets and investments of $329 million, repurchased shares totaling $270 million, and repaid $175 million of borrowings.

In addition to the completion of the sale of its PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom in first quarter 2008, Eastman continued to progress on its overall growth objectives including the industrial gasification project in the U.S. Gulf Coast and actions to improve the performance of its Performance Polymers segment including the transformation at the South Carolina facility.  In June 2008, the Company acquired the remaining ownership interest in TX Energy, LLC (“TX Energy”) for approximately $35 million.  With this acquisition, the Company became the sole owner and developer of the industrial gasification facility in Beaumont, Texas, which is expected to be operational in 2011.  Additionally, the Company sold its ownership interest in the St. James Parish, Louisiana industrial gasification project for approximately $11 million and will no longer participate in the project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Second Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2008	2007	Change

Sales	$1,834	$1,764	4%	(9) %	11%	1%	1%

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	110
Sales - contract polymer intermediates sales (2)	26	--
Sales - contract ethylene sales (3)	102	74
Sales – excluding listed items	1,706	1,580	8%	(4) %	10%	1%	1%

	First Six Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2008	2007	Change

Sales	$3,561	$3,401	5%	(8) %	11%	1%	1%

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	235
Sales - contract polymer intermediates sales (2)	82	--
Sales - contract ethylene sales (3)	194	144
Sales – excluding listed items	3,285	3,022	9%	(3) %	10%	1%	1%

(1)	Sales revenue for 2007 include sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.
(2)
Included in 2008 sales revenue are contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

(3)	Included in 2008 and 2007 sales revenue are contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2008 compared to second quarter and first six months 2007 increased $70 million and $160 million, respectively.  Excluding revenue from the contract ethylene and polymer intermediates sales and the sales from Mexico and Argentina PET manufacturing facilities, sales revenues increased $126 million and $263 million for second quarter and first six months 2008 compared to second quarter and first six months 2007, respectively.  The increase was primarily due to higher selling prices in all segments in response to higher raw material and energy costs partially offset by lower sales volume.  Lower sales volume for the PCI and Performance Polymers segments was partially offset by higher sales volume in the Specialty Plastics ("SP") segment.

	Second Quarter			First Six Months
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Gross Profit	$321	$309	4%	$658	$595	11%
As a percentage of sales	18%	18%		18%	17%

Accelerated depreciation costs included in cost of goods sold	3	14		5	28

Gross Profit excluding accelerated depreciation costs	324	323	-- %	663	623	6%
As a percentage of sales	18%	18%		19%	18%

Gross profit for second quarter 2008 increased compared to second quarter 2007 as higher selling prices were partially offset by higher raw material and energy costs.  Second quarter 2008 and 2007 included accelerated depreciation costs of $3 million and $14 million, respectively, resulting from the previously reported shutdown of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's second quarter 2008 raw material and energy costs increased by approximately $200 million compared with second quarter 2007.

Gross profit and gross profit as a percentage of sales for the first six months 2008 increased compared to the first six months 2007 primarily in the Performance Polymers and Fibers segments.  In addition, the first six months 2008 and 2007 included accelerated depreciation costs of $5 million and $28 million, respectively, resulting from the previously reported shutdown of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's first six months 2008 raw material and energy costs increased by approximately $350 million compared with first six months 2007.

	Second Quarter			First Six Months
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Selling, General and
Administrative Expenses	$107	$109	(2) %	$217	$207	5%
Research and Development
Expenses	39	38	3%	81	72	13%
	$146	$147	(1) %	$298	$279	7%
As a percentage of sales	8%	8%		8%	8%

Selling, general and administrative ("SG&A") expenses for second quarter 2008 decreased compared to second quarter 2007 primarily due to lower compensation expenses in second quarter 2008. SG&A costs for first six months 2008 increased compared to first six months 2007 primarily due to higher compensation expense and higher expenses related to corporate initiatives.

Research and development ("R&D") expenses increased $1 million and $9 million in second quarter 2008 compared to second quarter 2007 and first six months 2008 compared to first six months 2007, respectively.  This increase is primarily due to higher expenses related to corporate initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges, net, totaled $3 million and $20 million for second quarter and first six months 2008, respectively, compared to $2 million for second quarter and first six months 2007.  For more information regarding asset impairments and restructuring charges, net see the CASPI, PCI, Performance Polymers, and SP segment discussions and Note 8, “Asset Impairments and Restructuring Charges, Net”  to the Company's unaudited consolidated financial statements.

Operating Earnings

	Second Quarter			First Six Months
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Operating earnings	$172	$160	8%	$340	$314	8%
Accelerated depreciation costs included in cost of goods sold	3	14		5	28
Asset impairments and restructuring charges, net	3	2		20	2
Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	$178	$176	1%	$365	$344	6%

Interest Expense, Net

	Second Quarter			First Six Months
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Gross interest costs	$28	$28		$54	$56
Less: Capitalized interest	3	4		4	5
Interest expense	25	24	4%	50	51	(2) %
Interest income	7	10		16	20
Interest expense, net	$18	$14	29%	$34	$31	10%

Interest income for second quarter and first six months 2008 was lower compared to second quarter and first six months 2007 due to lower average interest rates and lower average cash balances. Gross interest costs for first six months 2008 were lower compared to first six months 2007 due to lower average interest rates.

For 2008, the Company expects net interest expense to increase compared with 2007 primarily due to lower interest income, driven by lower average interest rates and lower average invested cash balances.

Other (Income) Charges, Net

	Second Quarter		First Six Months
(Dollars in millions)	2008	2007	2008	2007

Other (income)	$(2)	$(6)	$(11)	$(13)
Other charges	3	1	11	5
Other (income) charges, net	$1	$(5)	$--	$(8)

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2008	2007	2008	2007

Provision for income taxes	$38	$49	$76	$96
Effective tax rate	25%	33%	25%	33%

The second quarter 2008 effective tax rate reflects an estimated benefit from a federal gasification investment tax credit, discussed below, associated with the Company’s expected capital spending in 2008 on the Beaumont, Texas industrial gasification project.  Excluding discrete items, the second quarter 2008 and 2007 effective tax rates reflect the Company's expected full year tax rate on reported operating earnings from continuing operations before income tax, of approximately 30 percent and 33 percent, respectively.

The 2008 first six months effective tax rate reflects the estimate for the federal gasification investment tax credit, an $8 million benefit from the reversal of a U. S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit. Excluding discrete items, the first six months 2008 and 2007 effective tax rates reflects the Company’s expected full year rate on reported operating earnings before income tax of approximately 30 percent and 33 percent, respectively.

In 2006, the Company was awarded a federal investment tax credit of $130 million related to a project which was to be located at the Company’s Longview, Texas facility. Subsequently, the Company decided to relocate the project to Beaumont, Texas.  Federal legislation enacted during the second quarter of 2008 directed the transfer of federal investment tax credits between sites for projects meeting specific criteria. Based on the passage of the federal legislation and the Company’s determination that it is probable that the Beaumont, Texas project meets the criteria outlined in the legislation, the Company included the estimated benefit of the federal investment tax credit in the effective tax rate for the second quarter and the first six months 2008. The use of the credit is dependent on the level of annual qualified capital spending on the gasification project. The Company expects to continue to benefit from this credit through 2010, as qualifying capital expenditures are incurred.

Earnings from Continuing Operations
	Second Quarter		First Six Months
(Dollars in millions)	2008	2007	2008	2007

Earnings from continuing operations	$115	$102	$230	$195
Accelerated depreciation costs included in cost of goods sold, net of tax	2	8	3	18
Asset impairments and restructuring charges, net of tax	2	1	14	1
Net deferred tax benefits related to the previous divestiture of businesses	--	--	(11)	--
Earnings from continuing operations excluding accelerated depreciation costs and asset impairments and restructuring charges, net of tax	$119	$111	$236	$214

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Net Earnings
	Second Quarter		First Six Months
(Dollars in millions)	2008	2007	2008	2007

Earnings from continuing operations	$115	$102	$230	$195
Earnings (loss) from discontinued operations, net of tax	--	1	--	(2)
Gain (loss) from disposal of discontinued operations	--	2	18	(11)
Net earnings	$115	$105	$248	$182

The gain on disposal of discontinued operations, net of tax of $18 million for first six months 2008 is from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $340 million in first quarter 2008.  The gain on disposal of discontinued operations, net of tax of $2 million in second quarter 2008 and the loss on disposal of discontinued operations, net of tax of $11 million for the first six months 2007 are from the sale of the Company's PET polymers manufacturing facility in Spain for approximately $42 million in second quarter 2007.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements.

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

R&D and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 16, "Segment Information", as "other" operating losses in this Form 10-Q.

CASPI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$414	$376	$38	10%	$803	$721	$82	11%
Volume effect			(9)	(2) %			(3)	-- %
Price effect			33	9%			57	8%
Product mix effect			6	1%			11	1%
Exchange rate effect			8	2%			17	2%

Operating earnings	53	66	(13)	(20) %	112	131	(19)	(14) %

Asset impairments and restructuring gains	(2)	--	(2)		(2)	--	(2)

Operating earnings excluding asset impairments and restructuring gains	51	66	(15)	(23) %	110	131	(21)	(16) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales revenue increased $38 million in second quarter 2008 compared to second quarter 2007 and $82 million in the first six months 2008 compared to the first six months 2007 due to higher selling prices in response to higher raw material and energy costs, particularly for propylene, propane, and adhesives raw materials.  Sales volume declined slightly due primarily to the divestiture of certain adhesives product lines and to lower sales volume in North America which was mostly offset by higher sales volume in Asia Pacific.

Excluding asset impairments and restructuring gains, operating earnings decreased $15 million for second quarter 2008 compared to second quarter 2007 and $21 million for the first six months 2008 compared to the first six months 2007 as higher raw material and energy costs were partially offset by higher selling prices.  The segment especially had difficulty offsetting higher raw material and energy costs for its specialty products.  Asset impairments and restructuring charges, net reflects an adjustment to a reserve for the first quarter 2008 divestiture of certain product lines.

Fibers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$260	$239	$21	9%	$514	$473	$41	9%
Volume effect			--	-- %			12	3%
Price effect			15	7%			27	6%
Product mix effect			5	2%			1	-- %
Exchange rate effect			1	-- %			1	-- %

Operating earnings	62	51	11	22%	130	110	20	18%

Sales revenue increased $21 million in second quarter 2008 compared to second quarter 2007 and $41 million in the first six months 2008 compared to the first six months 2007 due to higher selling prices.  The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp and methanol. An increase in acetate tow sales volume was offset by a decrease in acetyl chemical sales volume.

Operating earnings increased $11 million for second quarter 2008 compared to second quarter 2007 and $20 million for the first six months 2008 compared to the first six months 2007 primarily due to customer buying patterns and higher selling prices in the Asia Pacific region for acetate tow products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

PCI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$618	$552	$66	12%	$1,174	$1,050	$124	12%
Volume effect			(43)	(8) %			(87)	(8) %
Price effect			99	18%			187	18%
Product mix effect			6	1%			16	1%
Exchange rate effect			4	1%			8	1%

Sales – contract ethylene sales	102	74	28		194	144	50

Sales – continuing product lines	516	478	38	8%	980	906	74	8%
Volume effect			(38)	(8) %			(71)	(8) %
Price effect			68	14%			126	14%
Product mix effect			4	1%			11	1%
Exchange rate effect			4	1%			8	1%

Operating earnings	54	57	(3)	(5) %	98	111	(13)	12%

Accelerated depreciation costs included in cost of goods sold	1	7	(6)		2	14	(12)

Asset impairments and restructuring charges, net	3	--	3		19	--	19

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	58	64	(6)	(9) %	119	125	(6)	(5) %

Sales revenue increased $66 million in second quarter 2008 compared to second quarter 2007 and $124 million in the first six months 2008 compared to the first six months 2007.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006, sales revenue increased due to higher selling prices in response to higher raw material and energy costs more than offsetting lower sales volume. The lower sales volume was primarily due to lower production volumes for bulk olefins product lines resulting from the previously reported shutdown of a cracking unit in fourth quarter 2007 which was partially offset by higher sales volumes for acetyl product lines. Contract ethylene sales revenues increased due to higher selling prices more than offsetting lower sales volumes resulting from the shutdown of one of the cracking units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Excluding accelerated depreciation costs and asset impairments and restructuring charges, net, operating earnings decreased $6 million in second quarter 2008 compared to second quarter 2007 and in the first six months 2008 compared to the first six months 2007 due to higher raw material and energy costs, particularly for propylene, propane, and natural gas, more than offsetting higher selling prices.  Contract ethylene sales had minimal impact.  The accelerated depreciation costs are related to the continuation of the previously reported planned staged phase-out of older cracking units at the Company's Longview, Texas facility.

The Company is currently experiencing a production outage at the manufacturing facility in Singapore due to a supplier's inability to deliver a key raw material.  The Company expects that this will have a modest impact on the segment’s results in third quarter 2008.

Performance Polymers Segment

As a result of the Company's strategic actions in the Performance Polymers segment, the discussion below is of results from continuing operations in all periods presented.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements.

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$289	$382	$(93)	(24) %	$593	$730	$(137)	(19) %
Volume effect			(121)	(32) %			(201)	(28) %
Price effect			31	9%			64	9%
Product mix effect			(4)	(1) %			--	-- %
Exchange rate effect			--	-- %			--	-- %

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	110	(110)		--	235	(235)

Sales – contract polymer intermediates sales (2)	26	--	26		82	--	82

Sales – U.S. PET manufacturing facilities	263	272	(9)	(4) %	511	495	16	3%
Volume effect			(37)	(14) %			(48)	(10) %
Price effect			32	12%			64	13%
Product mix effect			(4)	(2) %			--	-- %
Exchange rate effect			--	-- %			--	-- %

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Operating earnings (loss) (1)	$2	$(21)	$23	>100%	$(4)	$(53)	$49	92%
Operating loss – from sales from Mexico and Argentina PET manufacturing facilities (2)(3)	--	(4)	4	100%	--	(4)	4	100%
Operating earnings (loss) – U.S. PET manufacturing facilities (1)(3)	2	(17)	19	>100%	(4)	(49)	45	92%

Operating earnings (loss) excluding items (1)(4)	6	(14)	20	>100%	2	(39)	41	>100%
Operating loss excluding items – from sales from Mexico and Argentina PET manufacturing facilities (2)(3)	--	(4)	4	100%	--	(4)	4	100%
Operating earnings (loss) excluding items – U.S. PET manufacturing facilities (1)(3)(4)	6	(10)	16	>100%	2	(35)	37	>100%

(1)	Includes allocated costs not included in discontinued operations, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(2)	Operating results for 2007 includes sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.
(3)	Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(4)
Items are accelerated depreciation costs and asset impairments and restructuring charges, net.  Accelerated depreciation costs of $2 million and $6 million in second quarter of 2008 and 2007, respectively, and $3 million and $13 million for the first six months 2008 and 2007, respectively, resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  In second quarter and first six months, 2008, asset impairments and restructuring charges, net of $2 million and $3 million, respectively, related to restructuring at the South Carolina facility using IntegRexTM technology.  Asset impairments and restructuring charges, net of $1 million for both second quarter and the first six months, 2007 related to the divested PET manufacturing facilities in Mexico and Argentina.

Sales revenue decreased $93 million in second quarter 2008 compared to second quarter 2007 and $137 million in the first six months 2008 compared to the first six months 2007 due to the divestiture of PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For U.S. PET manufacturing facilities excluding contract polymer intermediates sales to the buyer of the divested Mexico and Argentina facilities and sales from the divested PET facilities in Mexico and Argentina, sales revenue decreased $9 million in second quarter 2008 compared to second quarter  2007 due to lower sales volume more than offsetting higher selling prices.   Sales revenue increased $16 million in first six months 2008 compared to first six months 2007 due to higher selling prices more than offsetting lower sales volume.  Higher selling prices were in response to higher raw material and energy costs, particularly paraxylene and ethylene glycol, in 2008 and transition issues in the first half of 2007 from the Company’s ParaStarTM PET facility based on IntegRexTM technology.  Decreased sales volume was related to rationalization of higher cost PET and intermediate assets associated with the continued transformation of the PET business.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, net operating results increased $20 million for second quarter 2008 compared to second quarter 2007 and $41 million for the first six months 2008 compared to the first six months 2007 due primarily to improved operation of the South Carolina PET facility based on IntegRex™ technology.  The results in 2007 were impacted by costs associated with the new PET facility based on IntegRexTM technology becoming fully operational and the timing of the commercial launch of ParaStarTM PET.

Production began in November 2006 at the Company's new PET manufacturing facility utilizing IntegRexTM technology in Columbia, South Carolina.  Manufacturing ParaStarTM PET resins, the 350,000 metric tons facility was fully operational in first quarter of 2007.  A previously disclosed reduction of $30 million in annual costs at this facility was completed in second quarter 2008.  The Company plans to debottleneck this facility beginning in the second half of 2008 to increase capacity to over 525,000 metric tons of ParaStarTM PET resins.

SP Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$253	$215	$38	17%	$477	$427	$50	12%
Volume effect			18	8%			19	4%
Price effect			7	3%			11	2%
Product mix effect			7	3%			9	2%
Exchange rate effect			6	3%			11	4%

Operating earnings	13	18	(5)	(28) %	30	36	(6)	(17) %

Accelerated depreciation costs included in cost of goods sold	--	1	(1)		--	1	(1)

Asset impairments and restructuring charges, net	--	1	(1)		--	1	(1)

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	13	20	(7)	(35) %	30	38	(8)	(21) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales revenue increased $38 million in second quarter 2008 compared to second quarter 2007 due to increased sales volume, particularly in Asia Pacific and North America, higher selling prices, favorable shift in product mix, and favorable foreign exchange rates.  Sales volume increased primarily due to growth in copolyester and cellulose triacetate (“CTA”) used in liquid crystal display (“LCD”) screens.  Selling prices increased in response to higher raw material and energy costs.

Sales revenue increased $50 million in the first six months 2008 compared to the first six months 2007 due to increased sales volume and favorable foreign exchange rates.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, net operating earnings decreased $7 million for second quarter 2008 compared to second quarter 2007 and $8 million in first six months 2008 compared to first six months 2007 due to higher raw material and energy costs, particularly for paraxylene and ethylene glycol, more than offsetting higher selling prices and favorable foreign exchange rates.  Second quarter and first six months 2007 operating results included $1 million in asset impairment and restructuring costs primarily for the Spain cyclohexane dimethanol ("CHDM") facility and $1 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

The SP segment is progressing with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online by early 2010.

SUMMARY BY CUSTOMER LOCATION

   Sales Revenue

	Second Quarter
(Dollars in millions)	2008	2007	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,112	$1,065	4%	(10) %	14%	-- %	-- %
Asia Pacific	334	270	23%	8%	7%	7%	1%
Europe, Middle East, and Africa	271	245	11%	3%	4%	(2) %	6%
Latin America	117	184	(36) %	(41) %	3%	2%	-- %
	$1,834	$1,764	4%	(9) %	11%	1%	1%

Sales revenue in the United States and Canada increased for second quarter 2008 compared to second quarter 2007 primarily due to higher selling prices particularly in the PCI segment partially offset by lower sales volumes for contract ethylene sales in the PCI segment. Excluding contract ethylene sales, sales revenue increased 2 percent primarily due to higher selling prices in the Performance Polymers, PCI, and CASPI segments more than offsetting lower sales volume in all segments, except for the SP segment. Lower sales volume was attributed to generally weakened economic conditions.

Sales revenue in Asia Pacific increased for second quarter 2008 compared to second quarter 2007 primarily due to increased sales volume inthe Fibers, SP, and CASPI segments, a favorable shift in product mix in all segments and higher selling prices in all segments.  The Company is currently experiencing a production outage at its PCI manufacturing facility in Singapore due to a supplier's inability to deliver a key raw material.  The Company expects that this will have a modest impact on the region’s results in third quarter 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales revenue in Europe, Middle East and Africa increased for second quarter 2008 compared to second quarter 2007, primarily due to a favorable foreign exchange rate in all segments and higher selling prices in all segments excluding the SP segment.

Sales revenue in Latin America decreased for second quarter 2008 compared to second quarter 2007 primarily due to lower sales volume resulting from the divestiture of the PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina in fourth quarter 2007.  Excluding divested product lines and contract polymer intermediates sales to the divested facilities, sales revenue increased 23 percent due to increased sales volumes in all segments.

	First Six Months
(Dollars in millions)	2008	2007	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,163	$2,032	6%	(8) %	14%	-- %	-- %
Asia Pacific	612	523	17%	5%	6%	5%	1%
Europe, Middle East, and Africa	526	463	14%	4%	3%	1%	6%
Latin America	260	383	(32) %	(37) %	3%	2%	-- %
	$3,561	$3,401	5%	(8) %	11%	1%	1%

Sales revenue in the United States and Canada increased for the first six months 2008 compared to the first six months 2007 primarily due to higher selling prices particularly in the PCI segment partially offset by lower sales volumes for contract ethylene sales in the PCI segment. Excluding contract ethylene sales, sales revenue increased 4 percent primarily due to higher selling prices in the Performance Polymers, PCI, and CASPI segments.

Sales revenue in Asia Pacific increased for the first six months 2008 compared to the first six months 2007 primarily due to higher selling prices, increased sales volume, and a favorable shift in product mix in all segments excluding PCI.  Higher sales volume in the Fibers, SP, and CASPI segments were offset by lower sales volume in the Performance Polymers and PCI segments.  The Company is currently experiencing a production outage at its manufacturing facility in Singapore due to a supplier's inability to deliver a key raw material.  The Company expects that this will have a modest impact on the region’s results in third quarter 2008.

Sales revenue in Europe, Middle East and Africa increased for the first six months 2008 compared to the first six months 2007, primarily due to a favorable foreign exchange rate and higher sales volume in all segments.

Sales revenue in Latin America decreased for the first six months 2008 compared to the first six months 2007 primarily due to lower sales volume resulting from the divestiture of the PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina in fourth quarter 2007.  Excluding divested product lines and contract polymer intermediates sales to the divested facilities, sales revenue increased 20 percent primarily due to higher sales volume and selling prices.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2008	2007

Net cash provided by (used in)
Operating activities	$79	$99
Investing activities	6	(146)
Financing activities	(412)	2
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Net change in cash and cash equivalents	(326)	(48)

Cash and cash equivalents at beginning of period	888	939

Cash and cash equivalents at end of period	$562	$891

Cash provided by operating activities was $79 million in the first six months 2008 compared to $99 million provided by operating activities in the first six months 2007.  The lower level of cash provided by operating activities in the first six months 2008 was primarily due to a greater increase in working capital largely resulting from an increase in inventory attributable to higher raw material costs.  In the first six months 2007, the Company contributed $100 million to its U.S. defined benefit pension plan and does not plan to make contributions to the pension plan in 2008.

Cash provided by investing activities was $6 million in first six months 2008 compared to $146 million used in the first six months 2007.  Proceeds of $329 million were received in first six months 2008 primarily from the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  Capital spending of $278 million increased consistent with the Company's higher expected capital spending in 2008.

Cash used in financing activities totaled $412 million in first six months 2008 compared to $2 million provided by financing activities in first six months 2007 and included cash paid for share repurchases totaling $270 million, a repayment of borrowings of $72 million, and a decrease in credit facility and other borrowings, including bank overdrafts, of $40 million, partially offset by cash received from stock option exercises of $39 million.

The payment of dividends is also reflected in financing activities in all periods.

Liquidity

At June 30, 2008, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") and a 60 million euro credit facility ("Euro Facility"). These credit facilities will expire in 2012 and 2013.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman’s credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2008, the Company’s credit facility borrowings totaled $95 million at an effective interest rate of 4.82 percent.  At December 31, 2007, the Company's credit facility borrowings were $188 million at an effective interest rate of 4.79 percent.

The Company used part of the proceeds from the sale of its PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses to reduce the balance outstanding on its Euro Facility by $103 million in the second quarter 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Credit Facility provides liquidity support for general corporate purposes.

For more information regarding interest rates, refer to Note 7, "Borrowings", to the Company's unaudited consolidated financial statements.

The Company repaid $72 million of 3 1/4% notes that matured June 15, 2008.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission ("SEC") to issue a combined $1.1 billion of debt or equity securities.

The Company is repurchasing shares of the Company's outstanding stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  For additional information, see "Treasury Stock" below.

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

Capital Expenditures

Capital expenditures were $278 million and $198 million for the first six months for 2008 and 2007, respectively.  The Company expects capital spending in 2008 will be above $600 million, with the increase over 2007 primarily due to completing the acetate tow capacity expansion in Workington, England, debottlenecking the South Carolina PET manufacturing facility utilizing IntegRexTM technology, completing front-end engineering and design for the industrial gasification project, increasing capacity of CTA for LCD screens, and increasing manufacturing capacity for Eastman TritanTM copolyester.

Other Commitments

At June 30, 2008, the Company’s obligations related to notes and debentures totaled approximately $1.3 billion to be paid over a period of up to 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $100 million.

The Company had various purchase obligations at June 30, 2008 totaling approximately $2.1 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business. For information regarding the Company's lease commitments, refer to Note 11, "Commitments", to the Company's unaudited consolidated financial statements.

In addition, the Company had other liabilities at June 30, 2008 totaling approximately $1.0 billion primarily related to pension, retiree medical, and other post-employment obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2008	$--	$--	$48	$245	$18	$40	$351
2009	--	14	97	499	29	85	724
2010	--	--	96	469	26	70	661
2011	2	--	96	250	23	59	430
2012	147	95	84	247	13	55	641
2013 and beyond	1,182	--	948	409	17	653	3,209
Total	$1,331	$109	$1,369	$2,119	$126	$962	$6,016

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

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, refer to Note 11, "Commitments", to the Company's unaudited consolidated financial statements.

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party.  For information on the Company's accounts receivable securitization program, refer to Note 11, "Commitments", to the Company's unaudited consolidated financial statements.

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

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with Financial Accounting Standards Board, ("FASB") Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at June 30, 2008. This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years and purchases approximately $60 million of raw materials and utilities on an annual basis. The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE. However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

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

Treasury Stock

In February 2007, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's outstanding common stock.  In September 2007, the Company completed the $300 million authorization repurchasing a total of 4.6 million shares.  In October 2007, the Board of Directors authorized an additional $700 million for the repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2007, a total of 1.3 million shares had been repurchased under this authorization for a total amount of $82 million.  During the first six months 2008, the Company repurchased an additional 4.2 million shares of common stock for a cost of $270 million.  Additional share repurchases are anticipated in 2008.

Dividends

The Company declared cash dividends of $0.44 per share in second quarter 2008 and 2007 and $0.88 per share in the first six months 2008 and 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective first quarter 2008, the Company adopted Statement of Financial Accounting Standard ("SFAS")  No. 157, "Fair Value Measurements", ("SFAS No. 157"), except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 ("FSP FAS 157-2").  The FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company is currently evaluating the effect FSP FAS 157-2 will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The Company has concluded that SFAS No. 160 will not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. The Company has concluded that SFAS No. 161 will not have a material impact on the Company’s consolidated financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

OUTLOOK

For 2008, the Company expects:

•
to maintain strong volumes due to continued substitution of Eastman products for other materials, and new applications for existing products despite uncertain prospects for the U.S. and global economies;

•
the volatility of raw material and energy cost increases to continue and that the Company will continue to use pricing strategies and ongoing cost control initiatives in an attempt to offset the effects on gross profit;

•
to improve the profitability of its PET product lines in the Performance Polymers segment, including completing the divestiture of its underperforming PET manufacturing facilities outside the United States (which was completed in first quarter 2008); debottlenecking the new South Carolina PET facility utilizing IntegRexTM technology beginning in the second half of 2008 for a total capacity of 525,000 metric tons of ParaStarTM PET; shutting down another 300,000 metric tons of conventional PET polymers capacity at the South Carolina manufacturing facility and dimethyl terephthalate assets (which was completed in first quarter 2008); eliminating approximately $30 million of annual costs at the South Carolina site by the middle of 2008 (which was completed in second quarter 2008); and continuing to pursue options to create additional value from its IntegRexTM technology, primarily by actively pursuing licensing opportunities;

•
to improve SP segment results by completing the conversion of 50,000 metric tons of PET capacity to copolyester by the middle of 2008 (which was completed in second quarter 2008) and continue progress with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online by early 2010;

•
that the staged phase-out of older cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina will result in accelerated depreciation costs of approximately $10 million;

•	ethylene volumes to decline in the PCI segment due to the staged phase-out of older cracking units at the Company's Longview, Texas facility;

•
to increase volumes in the Performance Polymers segment due to the transition agreement for polymer intermediates pertaining to the PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007;

•
modest sales volume growth for acetate tow in the Fibers segment, to complete the expansion of its acetate tow plant in Workington, England, in the second half of 2008, and to announce plans for new acetate tow capacity in Asia;

•	the PCI segment to have operating margins at the high end of the 5 to 10 percent range;

•
the CASPI segment to maintain solid earnings slightly below the typical range of 15 to 20 percent operating margin, with continued weakness in the U.S. housing and automotive sectors offset by strength in Europe and Asia;

•	front-end engineering and design for the industrial gasification project to be completed in the second half of 2008, and project financing to be obtained by the end of the year;

•	net interest expense to increase compared with 2007 primarily due to lower interest income, driven by lower average interest rates and lower average invested cash balances;

•	the effective tax rate to be approximately 30 percent including the benefit of the federal gasification investment tax credit, based on expected capital spending;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
capital spending will be above $600 million as it funds targeted growth efforts, including the debottlenecking of the South Carolina manufacturing facility utilizing IntegRexTM technology, the completion of front-end engineering and design for the industrial gasification project, increased capacity of CTA for LCD screens, increased capacity for Eastman TritanTM copolyester, and the completion of the acetate tow expansion in Workington, England; and

•	priorities for uses of available cash to be to pay the quarterly cash dividend, fund targeted growth initiatives, repay debt (which was completed in second quarter 2008), and repurchase shares.

For third quarter 2008, the Company expects:

•	a softening U.S. economy and global economic uncertainty;

•	continued significant rise in raw material and energy costs, particularly for propane, paraxylene, and natural gas; and

•
due to its global geographic profile and diverse product portfolio, earnings per share from continuing operations to be similar to those for third quarter 2007, excluding gains and charges in both periods related to previous strategic actions and decisions.

In addition to the above, the Company expects to improve earnings significantly through strategic efforts in industrial gasification and growth initiatives in existing businesses over the next five years, and expects:

•	the industrial gasification project in Texas to break ground in early 2009, to be online by 2011, and to contribute significantly to earnings in 2012;

•
the SP segment further to improve earnings by completing the conversion of an additional 50,000 metric tons of PET to be converted by 2010, increasing sales revenue from cellulose esters used in LCD screens and continued progress with the introduction of its high performance copolyesters;

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

•
The Company anticipates obtaining non-recourse financing for its industrial gasification project. There is risk that such financing cannot be obtained or if, obtained, may be on terms different than those assumed in the Company's projections for financial performance of the project, due to any circumstance, change, or condition in the loan syndication, financial, or capital markets generally that could reasonably be expected to materially affect availability, terms, and syndication of such financing.  The ability to enter into financially acceptable project commercial agreements for such elements as engineering, procurement, and construction, off-take agreements, commodity and/or interest hedges, utilities, administrative services, and others, as well as obtaining all necessary regulatory approvals and operating permits, may impact the available financing for the project or the terms of such financing, if available, including the nature and terms of any recourse back to the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters, including the asbestos litigation, will have a material adverse effect on its overall financial condition, results of operations or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.  For additional information about the asbestos litigation, refer to Note 17, "Legal Matters", to the Company's unaudited consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1-30, 2008	308,600	$62.52	308,600	$353
May 1-31, 2008	--	$--	--	$353
June 1-30, 2008	77,850	$74.11	75,000	$348
Total	386,450	$64.86	383,600

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

(3)
In October 2007, the Board of Directors authorized the repurchase of up to $700 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2008, a total of 5.5 million shares have been repurchased under this authorization for a total amount of $352 million. For additional information, see Note 14, "Earnings and Dividends Per Share", to the Company’s unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Repurchased shares may be used for compensation and benefit plans and other corporate purposes.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of the Stockholders of Eastman Chemical Company was held on May 1, 2008. There were 77,544,913 shares of common stock outstanding and entitled to be voted, and 67,159,933 shares represented in person or by proxy, at the Annual Meeting.

Four items of business were acted upon by stockholders at the Annual Meeting:

•	the election of three directors to serve in the class for which the term in office expires at the Annual Meeting of Stockholders in 2011 and their successors are duly elected and qualified;

•	the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent auditors for the Company for the year ended December 31, 2008;

•
the adoption of a stockholder proposal requesting that management revise the Company’s employment nondiscrimination policy to prohibit “discrimination based on sexual orientation and gender identity”; and

•	the adoption of a stockholder proposal requesting that the Board of Directors take the steps necessary to elect each of the Company’s directors annually;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The results of the voting on the election of directors were as follows:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Michael P. Connors	65,719,974	808,476	631,483	-0-
J. Brian Ferguson	64,159,222	2,386,547	614,164	-0-
Howard L. Lance	65,756,033	771,870	632,030	-0-

Accordingly, each of the three nominees received a majority of votes cast in favor of that director's election and was elected.

The results of the voting on the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent auditors for the Company for 2008 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
64,094,846	2,378,986	686,101	-0-

Accordingly, a majority of votes was cast in favor of the proposal and the appointment of PricewaterhouseCoopers LLP as independent auditors was ratified.

The results of the voting on the stockholder proposal requesting that management revise the Company’s employment nondiscrimination policy to prohibit “discrimination based on sexual orientation and gender identity” were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
5,549,790	49,468,108	6,364,229	5,777,806

Accordingly, a majority of votes was not cast in favor of this stockholder proposal and the proposal was not adopted.

The results of the voting on the stockholder proposal requesting that the Board of Directors take the steps necessary for each of the Company’s directors to be elected annually to a one year term were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
35,517,572	25,086,039	778,888	5,777,434

Accordingly, a majority of votes was cast, but less than a majority of shares outstanding was voted, in favor of this stockholder proposal and the proposal was adopted. The adoption of the stockholder proposal did not change the Company’s classified Board to a board with each director elected annually; that would require that the Board and stockholders holding a majority of outstanding shares approve an amendment to the Company’s Certificate of Incorporation.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 51.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: July 30, 2008	By:	/s/Richard A. Lorraine
Richard A. Lorraine
Senior Vice President and Chief Financial Officer

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

4.09
$200,000,000 Accounts Receivable Securitization agreement dated April 13,1999 (amended April 11, 2000, July 14, 2005, and July 9, 2008), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request

4.10
Letter Amendments dated November 16, 2007 and March 10, 2008 (incorporated herein by reference to Exhibit 4.10 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended  March 31, 2008) to the Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets , Inc. and J. P. Morgan Securities Inc., as  joint lead arrangers (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended  June 30, 2006)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	53

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2008	54

31.02	Rule 13a – 14(a) Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2008	55

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended June 30, 2008	56

32.02	Section 1350 Certification by Richard A. Lorraine, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2008	57