Form 10-Q
period 2008-09-30
EASTMAN CHEMICAL CO
filed 2008-10-28
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at September 30, 2008
Common Stock, par value $0.01 per share	72,543,848

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 53 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 52

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	49

1A.	Risk Factors	50

2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

6.	Exhibits	50

SIGNATURES

Signatures	5111

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2008	2007	2008	2007

Sales	$1,819	$1,692	$5,380	$5,093
Cost of sales	1,497	1,385	4,400	4,191
Gross profit	322	307	980	902

Selling, general and administrative expenses	107	104	324	311
Research and development expenses	39	43	120	115
Asset impairments and restructuring charges, net	2	114	22	116
Operating earnings	174	46	514	360

Interest expense, net	19	16	53	47
Other (income) charges, net	7	(10)	7	(18)
Earnings from continuing operations before income taxes	148	40	454	331
Provision for income taxes from continuing operations	48	15	124	111
Earnings from continuing operations	100	25	330	220

Loss from discontinued operations, net of tax	--	(5)	--	(7)
Gain (loss) from disposal of discontinued operations, net of tax	--	--	18	(11)
Net earnings	$100	$20	$348	$202

Basic earnings per share
Earnings from continuing operations	$1.35	$0.30	$4.34	$2.63
Earnings (loss) from discontinued operations	--	(0.06)	0.23	(0.22)
Basic earnings per share	$1.35	$0.24	$4.57	$2.41

Diluted earnings per share
Earnings from continuing operations	$1.33	$0.30	$4.27	$2.60
Earnings (loss) from discontinued operations	--	(0.06)	0.23	(0.22)
Diluted earnings per share	$1.33	$0.24	$4.50	$2.38

Comprehensive Income
Net earnings	$100	$20	$348	$202
Other comprehensive income (loss)
Change in cumulative translation adjustment, net of tax	(27)	21	(68)	31
Change in pension liability, net of tax	(1)	22	7	18
Change in unrealized losses on derivative instruments, net of tax	(6)	(8)	(3)	(5)
Change in unrealized gains on investments, net of tax	--	--	--	1
Total other comprehensive income (loss)	(34)	35	(64)	45
Comprehensive income	$66	$55	$284	$247

Retained Earnings
Retained earnings at beginning of period	$2,529	$2,302	$2,349	$2,186
Net earnings	100	20	348	202
Cash dividends declared	(31)	(36)	(99)	(110)
Adoption of accounting standard	--	--	--	8
Retained earnings at end of period	$2,598	$2,286	$2,598	$2,286

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2008	2007
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$337	$888
Trade receivables, net of allowance of $2 and $6	548	546
Miscellaneous receivables	99	112
Inventories	715	539
Other current assets	66	74
Current assets related to discontinued operations	--	134
Total current assets	1,765	2,293

Properties and equipment
Properties and equipment at cost	8,448	8,152
Less: Accumulated depreciation	5,355	5,306
Net properties and equipment	3,093	2,846

Goodwill	325	316
Other noncurrent assets	346	313
Noncurrent assets related to discontinued operations	--	241
Total assets	$5,529	$6,009

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$1,019	$1,013
Borrowings due within one year	--	72
Current liabilities related to discontinued operations	--	37
Total current liabilities	1,019	1,122

Long-term borrowings	1,436	1,535
Deferred income tax liabilities	283	300
Post-employment obligations	862	852
Other long-term liabilities	109	118
Total liabilities	3,709	3,927

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 94,492,047 and 93,630,292 for 2008 and 2007, respectively)	1	1
Additional paid-in capital	627	573
Retained earnings	2,598	2,349
Accumulated other comprehensive loss	(92)	(28)
	3,134	2,895
Less: Treasury stock at cost (22,030,873 shares for 2008 and 13,959,951 shares for 2007)	1,314	813

Total stockholders’ equity	1,820	2,082

Total liabilities and stockholders’ equity	$5,529	$6,009

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2008	2007

Cash flows from operating activities
Net earnings	$348	$202

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	199	247
Asset impairments	1	138
Gains on sale of assets	(13)	(3)
Provision (benefit) for deferred income taxes	(56)	(23)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(16)	22
(Increase) decrease in inventories	(170)	1
Increase (decrease) in trade payables	(49)	(63)
Increase (decrease) in liabilities for employee benefits and incentive pay	(6)	(88)
Other items, net	55	(22)

Net cash provided by operating activities	293	411

Cash flows from investing activities
Additions to properties and equipment	(430)	(346)
Proceeds from sale of assets and investments	333	43
Investments in and acquisitions of joint ventures	(38)	(12)
Additions to capitalized software	(8)	(8)
Other items, net	(2)	24

Net cash provided by (used in) investing activities	(145)	(299)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility and other borrowings	42	53
Repayment of borrowings	(175)	(11)
Dividends paid to stockholders	(103)	(112)
Treasury stock purchases	(501)	(300)
Proceeds from stock option exercises and other items	38	100

Net cash provided by (used in) financing activities	(699)	(270)

Effect of exchange rate changes on cash and cash equivalents	--	--

Net change in cash and cash equivalents	(551)	(158)

Cash and cash equivalents at beginning of period	888	939

Cash and cash equivalents at end of period	$337	$781

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

(Dollars in millions)		Fair Value Measurements at September 30, 2008
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$51	$--	$51	$--
Derivative Liabilities	(50)	--	(50)	--
	$1	$--	$1	$--

The Company will be required to measure the assets of its defined benefit pension and post-retirement welfare plans pursuant to SFAS No. 157 at the next measurement date, which will be December 31, 2008.

2.	DISCONTINUED OPERATIONS

In first quarter 2008, the Company sold its polyethylene terephthalate ("PET") polymers and purified terephthalic acid ("PTA") production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $340 million, subject to working capital adjustments and retained approximately $10 million of working capital.  The Company recognized a gain of $18 million, net of tax, related to the sale of these businesses which includes the recognition of deferred currency translation adjustments of approximately $40 million, net of tax.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  As of December 31, 2007, the Company had definitive agreements to sell assets and liabilities related to these businesses, resulting in them being classified as assets held for sale at December 31, 2007.  The Company also entered into contracts with the buyer for transition services to supply raw materials for a period of less than one year.  During first quarter 2007, the Company recorded asset impairments and restructuring charges of $21 million for its PET polymers manufacturing facility in Spain, which it sold in second quarter 2007.  Net proceeds from the sale of the Spain site were approximately $42 million.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.

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

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	Third Quarter		First Nine Months
(Dollars in millions)	2008	2007	2008	2007

Sales	$--	$121	$169	$410
Earnings before income taxes	--	(8)	2	(7)
Earnings (loss) from discontinued operations, net of tax	--	(5)	--	(7)
Gain (loss) on disposal, net of tax	--	--	18	(11)

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2007 are summarized below:

December 31,
(Dollars in millions)	2007
Current assets
Trade receivables	$85
Inventories	49
Total current assets held for sale	134

Non-current assets
Properties and equipment, net	236
Other non-current assets	5
Total non-current assets held for sale	241

Total assets	$375

Current liabilities
Payables and other current liabilities, net	$37
Total current liabilities held for sale	37

Total liabilities	$37

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2008	2007

At FIFO or average cost (approximates current cost)
Finished goods	$737	$607
Work in process	235	195
Raw materials and supplies	333	247
Total inventories	1,305	1,049
LIFO Reserve	(590)	(510)
Total inventories	$715	$539

Inventories valued on the LIFO method were approximately 80 percent as of September 30, 2008 and 70 percent as of December 31, 2007 of total inventories.

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

The results of operations of TX Energy for the periods subsequent to the acquisition have been included in Eastman's consolidated financial statements.  If TX Energy had been consolidated for the periods prior to the acquisition, the Company’s consolidated revenue, net income and earnings per share would not have been materially different than reported.  With this acquisition, the Company became the sole owner and developer of the industrial gasification facility in Beaumont, Texas.

Eastman had also begun to participate in an industrial gasification project in St. James Parish, Louisiana sponsored by Faustina Hydrogen Products, L.L.C. ("Faustina").  Through May 2008, the Company had invested approximately $11 million in Faustina.  In June 2008, the Company sold its ownership interest in Faustina for approximately $11 million and will no longer participate in the project.

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2008	2007

Trade creditors	$551	$578
Accrued payrolls, vacation, and variable-incentive compensation	123	138
Accrued taxes	50	36
Post-employment obligations	54	60
Interest payable	23	31
Bank overdrafts	44	6
Other	174	164
Total payables and other current liabilities	$1,019	$1,013

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2008	2007	2008	2007

Provision for income taxes	$48	$15	$124	$111
Effective tax rate	33%	38%	27%	34%

The third quarter 2008 and 2007 effective tax rates, excluding discrete items, were approximately 33 percent.  The Company expects a full year tax rate for 2008 on earnings from continuing operations before income tax, excluding discrete items, of approximately 30 percent.  The variance in third quarter and expected full year tax rates is due to timing of recognition of general business credits expected during 2008.

The effective tax rate for first nine months 2008 reflects an estimated benefit resulting from a federal gasification investment tax credit associated with the Company’s expected capital spending in 2008 on the Beaumont, Texas industrial gasification project.  Excluding discrete items, first nine months 2008 and 2007 effective tax rates reflect the Company’s expected full year rate on reported operating earnings before income tax of approximately 30 percent and 33 percent, respectively.  The full year effective tax will also reflect the recognition of the research and development tax credit that was renewed on October 3, 2008 as part of the Emergency Economic Stabilization Act of 2008.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.

7.	BORROWINGS
	September 30,	December 31,
(Dollars in millions)	2008	2007

Borrowings consisted of:
3 1/4% notes due 2008	$--	$72
7% notes due 2012	149	148
6.30% notes due 2018	191	188
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Credit facilities borrowings	85	188
Other	16	16
Total borrowings	1,436	1,607
Borrowings due within one year	--	(72)
Long-term borrowings	$1,436	$1,535

At September 30, 2008, the Company has credit facilities with various U.S. and non-U.S. banks totaling approximately $800 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") and a 60 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2008, the Company’s credit facility borrowings totaled $85 million, primarily the Euro Facility, at an effective interest rate of 5.36 percent.  At December 31, 2007, borrowings on these credit facilities were $188 million, primarily from the Euro Facility, at an effective interest rate of 4.79 percent.

The Credit Facility provides liquidity support for general corporate purposes.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2008 and December 31, 2007, the Company had outstanding interest rate swaps associated with the entire outstanding principal of the 7% notes due in 2012 and $150 million of the outstanding principal of the 6.30% notes due in 2018.  The average variable interest rate on the 7% notes was 6.50 percent and 7.12 percent for September 30, 2008 and December 31, 2007, respectively.  The average variable interest rate on the 6.30% notes was 4.91 percent and 5.52 percent for September 30, 2008 and December 31, 2007, respectively.

8.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In third quarter and first nine months 2008, asset impairments and restructuring charges, net totaled $2 million and $22 million, respectively, primarily for severance, pension charges and site closure costs in the Performance Chemicals and Intermediates ("PCI") segment resulting from the decision to close a previously impaired site in the United Kingdom, and in the Performance Polymers segment for restructuring at the South Carolina facility and the divestiture of the PET manufacturing facilities in Mexico and Argentina.

In third quarter 2007 and first nine months 2007, asset impairments and restructuring charges, net totaled $114 million and $116 million, respectively, related primarily to the impairment of assets of Eastman's PET manufacturing facilities in Cosoleacaque, Mexico, and Zarate, Argentina which were classified as held for sale in third quarter 2007.  The Company impaired the assets of these facilities in third quarter 2007 to adjust the asset values to the expected sales price less cost to sell.  These charges were reflected in the Performance Polymers segment.  Also in third quarter 2007, the Company adjusted the severance accrual recorded in fourth quarter 2006 which resulted in a reversal reflected in all segments.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for the full year 2007 and first nine months 2008:

(Dollars in millions)	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2007

Non-cash charges	$--	$122	$(122)	$--	$--
Severance costs	34	(9)	--	(18)	7
Site closure and other restructuring costs	14	(1)	--	(2)	11
Total	$48	$112	$(122)	$(20)	$18

	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2008

Non-cash charges	$--	$1	$(1)	$--	$--
Severance costs	7	5	--	(11)	1
Site closure and other restructuring costs	11	16	--	(20)	7
Total	$18	$22	$(1)	$(31)	$8

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	RETIREMENT PLANS

DEFINED BENFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees hired prior to January 1, 2007, with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2008	2007	2008	2007

Service cost	$11	$12	$34	$36
Interest cost	22	23	66	68
Expected return on assets	(26)	(26)	(79)	(78)
Curtailment charge	--	--	9	--
Amortization of:
Prior service credit	(5)	(2)	(12)	(6)
Actuarial loss	7	8	21	25
Other loss	--	4	--	4
Net periodic benefit cost	$9	$19	$39	$49

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

Employees hired on or after January 1, 2007 will have access to post-retirement health care benefits only; Eastman will not provide a subsidy toward the premium cost of post-retirement benefits for those employees.

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

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2008	2007	2008	2007

Service cost	$2	$1	$5	$5
Interest cost	11	11	33	32
Expected return on assets	(1)	(1)	(3)	(2)
Amortization of:
Prior service credit	(6)	(6)	(17)	(17)
Actuarial loss	2	3	7	9
Net periodic benefit cost	$8	$8	$25	$27

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company’s 2007 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows.  The Company’s reserve for environmental contingencies was $41 million and $42 million at September 30, 2008 and December 31, 2007, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $21 million at September 30, 2008 and $13 million to the maximum of $17 million at December 31, 2007.

11.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At September 30, 2008, the Company had various purchase obligations totaling approximately $2.0 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, non-cancelable, and month-to-month operating leases totaling approximately $120 million over a period of several years.  Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 35 percent relate to real property, including office space, storage facilities and land; and approximately 50 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain domestic accounts receivable under a planned continuous sale program to a third party.  The agreement permits the sale of undivided interests in domestic trade accounts receivable.  Receivables sold to the third party totaled $200 million at September 30, 2008 and December 31, 2007.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $370 million and $320 million in third quarter 2008 and 2007, respectively, and $345 million and $310 million for first nine months of 2008 and 2007, respectively.

Guarantees

Financial Accounting Standards Board, ("FASB") Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at September 30, 2008 totaled $152 million and consisted primarily of leases for railcars, aircraft, and other equipment.  Leases with guarantee amounts totaling $2 million, $11 million, and $139 million will expire in 2008, 2011, and 2012, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at September 30, 2008.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years and purchases approximately $50 million of raw materials and utilities on an annual basis.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

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

At September 30, 2008, net mark-to-market gains from raw material and energy, currency and certain interest rate hedges that were included in accumulated other comprehensive income totaled $3 million.  If realized, approximately $20 million in losses will be reclassified into earnings during the next 12 months.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  Such amounts did not have a material impact on earnings during third quarter of 2008.

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity for first nine months 2008 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2007	1	573	2,349	(28)	(813)	2,082

Net Earnings	--	--	348	--	--	348
Cash Dividends Declared (1)	--	--	(99)	--	--	(99)
Other Comprehensive Income	--	--	--	(64)	--	(64)
Stock-Based Compensation and Other Items (2)(3)	--	54	--	--	--	54
Share Repurchases	--	--	--	--	(501)	(501)
Balance at September 30, 2008	1	627	2,598	(92)	(1,314)	1,820

(1)	Includes dividends declared but unpaid.
(2)	The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.
(3)	Includes the fair value of equity share-based awards recognized under SFAS No. 123 Revised December 2004 , "Share-Based Payment".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unfunded Additional Minimum Pension Liability $	Unrecognized Loss and Prior Service Cost $	Unrealized Gains (Losses) on Derivative Instruments and Other $	Accumulated Other Comprehensive Income (Loss) $
Pre-SFAS No. 158 (1) balance at December 31, 2006	121	(207)	--	(7)	(93)
Adjustments to apply SFAS No. 158	--	207	(288)	--	(81)
Balance at December 31, 2006	121	--	(288)	(7)	(174)
Period change	36	--	106	4	146
Balance at December 31, 2007	157	--	(182)	(3)	(28)
Period change	(68)	--	7	(3)	(64)
Balance at September 30, 2008	89	--	(175)	(6)	(92)

(1)	SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158")

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

14.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2008	2007	2008	2007

Shares used for earnings per share calculation (in millions):
Basic	74.2	82.6	76.1	83.6
Diluted	75.1	83.6	77.2	84.6

In third quarter and first nine months 2008, common shares underlying options to purchase 655,884 shares of common stock and 596,784 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Additionally, the basic and diluted shares were reduced in third quarter and first nine months 2008 as a result of the share repurchase program.  For third quarter and first nine months 2008, a total of 3,867,770 shares and 8,065,948 shares, respectively, were repurchased under the current $700 million share repurchase authorization.

In third quarter and first nine months 2007, common shares underlying options to purchase 20,000 shares of common stock and 591,233 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Additionally, the basic and diluted shares were reduced in third quarter and first nine months 2007 as a result of the share repurchase programs.  For third quarter and first nine months 2007, a total of 3,231,348 shares and 4,601,448 shares, respectively were repurchased under a prior $300 million share repurchase authorization.

The Company declared cash dividends of $0.44 per share in third quarters 2008 and 2007 and $1.32 per share in first nine months 2008 and 2007.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock grants, restricted stock units, stock options and performance shares.  In third quarter 2008 and 2007, approximately $6 million and $5 million, respectively, of compensation expense before tax was recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on third quarter 2008 and 2007 net earnings of $4 million and $3 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.  In first nine months 2008 and 2007, approximately $19 million and $18 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first nine months 2008 and 2007 net earnings of $12 million and $11 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

	Third Quarter
(Dollars in millions)	2008	2007
Sales by Segment
CASPI	$410	$368
Fibers	269	258
PCI	594	509
Performance Polymers	293	340
SP	253	217
Total Sales	$1,819	$1,692

	First Nine Months
(Dollars in millions)	2008	2007
Sales by Segment
CASPI	$1,213	$1,089
Fibers	783	731
PCI	1,768	1,559
Performance Polymers	886	1,070
SP	730	644
Total Sales	$5,380	$5,093

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2008	2007

Operating Earnings (Loss)
CASPI (1)	$55	$59
Fibers	65	66
PCI (2)	62	50
Performance Polymers (3)	(1)	(128)
SP	6	13
Total Operating Earnings by Segment	187	60
Other (4)	(13)	(14)

Total Operating Earnings	$174	$46

(1)	CASPI includes $1 million in third quarter 2007 gains for an adjustment to severance charges recorded in fourth quarter 2006.
(2)
PCI includes $2 million in both third quarter 2008 and third quarter 2007 in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility and $1 million in third quarter 2008 in asset impairments and restructuring charges, net, primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom and $(1) million in third quarter 2007 related primarily to an adjustment to severance charges recorded in fourth quarter 2006.

(3)
Performance Polymers includes $1 million and $7 million in third quarter 2008 and third quarter 2007, respectively, in accelerated depreciation costs related to assets in Columbia, South Carolina and asset impairments and restructuring charges, net of $1 million in third quarter 2008 related to previously divested manufacturing facilities in Mexico and Argentina and restructuring at the South Carolina facility using IntegRexTM technology, partially offset by a resolution of a contingency from the sale of the Company’s polyethylene (“PE”) and EpoleneTM polymer businesses divested in fourth quarter 2006, and $114 million in third quarter 2007 primarily related to the divested PET manufacturing facilities in Mexico and Argentina.

(4)	Other includes $2 million in third quarter 2007 in intangible asset impairment charges.

	First Nine Months
(Dollars in millions)	2008	2007

Operating Earnings (Loss)
CASPI(1)	$167	$190
Fibers	195	176
PCI (2)	160	161
Performance Polymers (3)	(5)	(181)
SP (4)	36	49
Total Operating Earnings by Segment	553	395
Other (5)	(39)	(35)

Total Operating Earnings	$514	$360

(1)
CASPI includes $2 million in first nine months 2008 gains for an adjustment to a reserve for asset impairments and restructuring costs for the first quarter divestiture of certain product lines and $1 million in first nine months 2007 gains for an adjustment to severance charges recorded in fourth quarter 2006.

(2)
PCI includes $4 million and $16 million in first nine months 2008 and first nine months 2007, respectively, in accelerated depreciation costs related to cracking units at the Company's Longview, Texas facility and $20 million in first nine months 2008 in asset impairments and restructuring charges, net, primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom and $(1) million in first nine months 2007 related primarily to an adjustment to severance charges recorded in fourth quarter 2006.

(3)
Performance Polymers includes $4 million and $20 million in first nine months 2008 and first nine months 2007, respectively, in accelerated depreciation costs related to assets in Columbia, South Carolina and asset impairments and restructuring charges, net of $4 million in first nine months 2008 related to previously divested manufacturing facilities in Mexico and Argentina and restructuring at the South Carolina facility using IntegRexTM technology partially offset by a resolution of a contingency from the sale of  the Company’s PE and EpoleneTM polymer businesses divested in fourth quarter 2006, and $115 million in first nine months 2007 primarily related to the divested PET manufacturing facilities in Mexico and Argentina.

(4)
SP includes $1 million in first nine months 2007 in accelerated depreciation costs related to assets in Columbia, South Carolina and $1 million in first nine months 2007 in asset impairments and restructuring charges, net related to the discontinued production of cyclohexane dimethanol (“CHDM”) at the San Roque, Spain facility.

(5)	Other includes $2 million in first nine months 2007 in intangible asset impairment charges.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	September 30,	December 31,
(Dollars in millions)	2008	2007

Assets by Segment (1)
CASPI	$1,231	$1,114
Fibers	789	692
PCI	959	1,062
Performance Polymers	637	727
SP	839	622
Total Assets by Segment	4,455	4,217
Corporate Assets	1,074	1,417

Total Assets Before Assets Related to Discontinued Operations	5,529	5,634
Assets Related to Discontinued Operations (2)	--	375

Total Assets	$5,529	$6,009

(1)	Assets managed by segment are accounts receivable, inventory, fixed assets, and goodwill.

(2)	For more information regarding assets related to discontinued operations, see Note 2, “Discontinued Operations”.

17.	LEGAL MATTERS

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

Asbestos Litigation

Over the years, Eastman has been named as a defendant, along with numerous other defendants, in lawsuits in various state courts in which plaintiffs have alleged injury due to exposure to asbestos at Eastman’s manufacturing sites.  Additionally, certain plaintiffs have claimed exposure to an asbestos-containing plastic, which Eastman manufactured in limited amounts between the mid-1960’s and the early 1970’s.

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

In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("EITF Issue No. 03-6-1").  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company has concluded that EITF Issue No. 03-6-1 will not have a material impact on the Company’s consolidated financial statements.

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

As described below in "Strategic Actions and Related Presentation of Non-GAAP Financial Measures", the Company sold its polyethylene terephthalate ("PET") manufacturing facility in Spain in second quarter 2007 and sold its PET polymers and purified terephthalic acid ("PTA") manufacturing facilities in the Netherlands and its PET manufacturing facility in the United Kingdom and the related businesses in first quarter 2008.  Because the Company has exited the PET business in the European region, results from sales of PET products manufactured at the Spain, the Netherlands, and the United Kingdom sites, including impairments and restructuring charges of those operations, and gains and losses from disposal of those assets and businesses, are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under generally accepted accounting principles ("GAAP").  For additional information, see Note 2, "Discontinued Operations ", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this quarterly report on Form 10-Q.   Also in 2007, the Company sold its Mexico and Argentina PET manufacturing sites.  Sales and results from these sites are not presented as discontinued operations due to the Performance Polymers segment's continuing involvement in the Latin American region including polymer intermediates sales to the divested facilities.

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

Also in fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $3 million and $9 million in third quarter 2008 and third quarter 2007, respectively, and $8 million and $37 million in first nine months 2008 and first nine months 2007, respectively.   For more information on accelerated depreciation costs, see "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis.

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

OVERVIEW

The Company generated sales revenue of $1.8 billion for third quarter 2008 and $1.7 billion for third quarter 2007.  Excluding the results of contract ethylene sales, contract polymer intermediates sales, and sales from divested PET facilities in Mexico and Argentina, sales revenue increased by 12 percent.  The Company generated sales revenue of $5.4 billion for first nine months 2008 compared to $5.1 billion for first nine months 2007.  Excluding the results of contract ethylene sales, contract polymer intermediates sales, and sales from divested PET facilities in Mexico and Argentina, sales revenue increased by 10 percent.  Sales revenue increases for both third quarter and first nine months 2008 compared to comparable periods 2007 were due to increased selling prices in response to higher raw material and energy costs more than offsetting lower sales volume.

Operating earnings were $174 million in third quarter 2008 compared to $46 million in third quarter 2007. Excluding accelerated depreciation costs and asset impairments and restructuring charges from both third quarter 2008 and 2007, operating earnings were $179 million in third quarter 2008 compared with $169 million in third quarter 2007.  Operating earnings were $514 million in first nine months 2008 compared to $360 million in first nine months 2007.  Excluding accelerated depreciation costs and asset impairments and restructuring charges from first nine months 2008, operating earnings were $544 million in first nine months 2008 compared with $513 million in first nine months 2007.  The Company's broad base of businesses continues to have strong results, despite increasing and volatile raw material and energy costs.  The Performance Polymers segment had significant improvement due primarily to improved operation of the South Carolina PET facility based on the IntegRexTM technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Primarily as a result of strategic actions related to the Performance Polymers and PCI segments, operating earnings in third quarter 2008 were negatively impacted by $3 million of accelerated depreciation costs and $2 million in asset impairments and restructuring charges.  Operating earnings in third quarter 2007 were negatively impacted by $9 million of accelerated depreciation costs and $114 million in asset impairments and restructuring charges.  Operating earnings in first nine months 2008 were negatively impacted by $8 million of accelerated depreciation costs and $22 million in asset impairments and restructuring charges.  Operating earnings in first nine months 2007 were negatively impacted by $37 million of accelerated depreciation costs and $116 million in asset impairments and restructuring charges.  Asset impairments and restructuring charges for both third quarter and first nine months 2007 were primarily related to the divestiture of the Company’s Mexico and Argentina PET manufacturing sites.

Earnings from continuing operations increased by $75 million for third quarter 2008 as compared to third quarter 2007.  Excluding accelerated depreciation costs and asset impairments and restructuring charges, net, earnings from continuing operations were $102 million and $107 million, respectively.  Earnings from continuing operations increased by $110 million for first nine months 2008 compared to first nine months 2007.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and net deferred tax benefits related to the previous divestiture of businesses, earnings from continuing operations were $338 million and $322 million, respectively.  Earnings from continuing operations for first nine months 2008 compared to first nine months 2007 included a reduction in the provision for income taxes resulting from an estimated benefit from a federal gasification investment tax credit associated with the Company’s expected capital spending in 2008 on the Beaumont, Texas industrial gasification project.

The Company generated $293 million in cash from operating activities during first nine months 2008 compared to $411 million generated by operating activities in first nine months 2007.  The difference was primarily due to a greater increase in working capital largely resulting from an increase in inventory attributable to higher raw material costs, which was partially offset by lower pension contributions.  In first nine months 2007, the Company contributed $100 million to its U.S. defined benefit pension plan and does not plan to make any contributions in 2008.  In first nine months 2008, the Company received proceeds from sales of assets and investments of $333 million, repurchased shares totaling $501 million, and repaid $175 million of borrowings.

The Company believes that cash balances, cash flows from operations, and external sources of liquidity will be available and sufficient to meet foreseeable cash flow requirements.  As of September 30, 2008, the Company had $337 million of cash and cash equivalents and an undrawn $700 million committed revolving credit facility.  The revolving credit facility (the “Credit Facility”) is available through 2013, is supported by a diverse group of banks, and can be drawn for general corporate purposes.  The Company is currently in compliance with all covenants under the Credit Facility.  In addition, there are no material debt maturities until 2012.  The Company believes the combination of cash from operations, manageable leverage, and committed external sources of liquidity provides a solid financial foundation that positions it well in the current volatile economic and financial environments.

In addition to the completion of the sale of its PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom in first quarter 2008, Eastman continued to progress on its overall growth objectives including the industrial gasification project in the U.S. Gulf Coast and actions to improve the performance of its Performance Polymers segment including the transformation at the South Carolina facility.  In June 2008, the Company acquired the remaining ownership interest in TX Energy, LLC (“TX Energy”) for approximately $35 million.  With this acquisition, the Company became the sole owner and developer of the industrial gasification facility in Beaumont, Texas.  Additionally in June 2008, the Company sold its ownership interest in the St. James Parish, Louisiana industrial gasification project for approximately $11 million and will no longer participate in the project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Third Quarter
(Dollars in millions)	2008	2007	Change	Volume Effect		Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$1,819	$1,692	8%	(8	) %	14%	1%	1%

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	90
Sales - contract polymer intermediates sales (2)	35	--
Sales - contract ethylene sales (3)	89	84
Sales – excluding listed items	1,695	1,518	12%	(3	) %	14%	--%	1%

	First Nine Months
(Dollars in millions)	2008	2007	Change	Volume Effect		Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$5,380	$5,093	6%	(8	) %	11%	2%	1%

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	325
Sales - contract polymer intermediates sales (2)	117	--
Sales - contract ethylene sales (3)	283	228
Sales – excluding listed items	4,980	4,540	10%	(4	) %	11%	2%	1%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales revenue in third quarter and first nine months 2008 compared to third quarter and first nine months 2007 increased $127 million and $287 million, respectively.  Excluding the results of contract ethylene sales, contract polymer intermediates sales, and sales from divested Mexico and Argentina PET manufacturing facilities, sales revenue increased $177 million and $440 million for third quarter and first nine months 2008 compared to third quarter and first nine months 2007, respectively.  The increases were primarily due to higher selling prices in all segments in response to higher raw material and energy costs partially offset by lower sales volume.  Lower sales volume for the Performance Polymers, CASPI, and PCI segments was partially offset by higher sales volume in the Specialty Plastics (“SP”) segment.

	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Gross Profit	$322	$307	5%	$980	$902	9%
As a percentage of sales	18%	18%		18%	18%

Accelerated depreciation costs included in cost of goods sold	3	9		8	37

Gross Profit excluding accelerated depreciation costs	325	316	3%	988	939	5%
As a percentage of sales	18%	19%		18%	18%

Gross profit for third quarter 2008 increased $15 million compared to third quarter 2007, primarily in the PCI, Performance Polymers, and CASPI segments partially offset by the SP segment, as higher selling prices were partially offset by higher raw material and energy costs.  Third quarter 2008 and 2007 included accelerated depreciation costs of $3 million and $9 million, respectively, resulting from the previously reported shutdowns of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's third quarter 2008 raw material and energy costs increased by approximately $225 million compared with third quarter 2007.

Gross profit for first nine months 2008 increased $78 million compared to first nine months 2007, primarily in the Performance Polymers, PCI, and Fibers segments partially offset by the SP segment, as higher selling prices were partially offset by higher raw material and energy costs.  First nine months 2008 and 2007 included accelerated depreciation costs of $8 million and $37 million, respectively, resulting from the previously reported shutdowns of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's first nine months 2008 raw material and energy costs increased by approximately $575 million compared with first nine months 2007.

	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Selling, General and Administrative Expenses	$107	$104	3%	$324	$311	4%
Research and Development Expenses	39	43	(9)%	120	115	4%
	$146	$147	(1)%	$444	$426	4%
As a percentage of sales	8%	9%		8%	8%

Selling, general and administrative ("SG&A") expenses for third quarter 2008 increased compared to third quarter 2007 primarily due to higher compensation expense in third quarter 2008.  SG&A costs for first nine months 2008 increased compared to first nine months 2007 primarily due to higher compensation expense and higher expenses related to corporate initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Research and development ("R&D") expenses decreased $4 million in third quarter 2008 compared to third quarter 2007 primarily due to higher pre-commercialization expenses for Eastman TritanTM   copolyester in the SP segment in third quarter 2007.  R&D expenses increased $5 million in first nine months 2008 compared to first nine months 2007 primarily due to higher expenses related to corporate initiatives.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges, net, totaled $2 million and $22 million for third quarter and first nine months 2008, respectively, compared to $114 million and $116 million for third quarter and first nine months 2007, respectively.  For more information regarding asset impairments and restructuring charges, net see the CASPI, PCI, Performance Polymers, and SP segment discussions and Note 8, “Asset Impairments and Restructuring Charges, Net”  to the Company's unaudited consolidated financial statements.

Operating Earnings
	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Operating earnings	$174	$46	>100%	$514	$360	43%
Accelerated depreciation costs included in cost of goods sold	3	9		8	37
Asset impairments and restructuring charges, net	2	114		22	116
Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	$179	$169	6%	$544	$513	6%

Interest Expense, Net

	Third Quarter			First Nine Months
(Dollars in millions)	2008	2007	Change	2008	2007	Change

Gross interest costs	$26	$30		$80	$86
Less: Capitalized interest	3	3		7	8
Interest expense	23	27	(15)%	73	78	(6	) %
Interest income	4	11		20	31
Interest expense, net	$19	$16	19%	$53	$47	13%

Gross interest costs for third quarter and first nine months 2008 were lower compared to third quarter and first nine months 2007 due to lower average interest rates and lower average borrowings. Interest income for third quarter and first nine months 2008 was lower compared to third quarter and first nine months 2007 due to lower cash balances and lower average interest rates.

For 2008, the Company expects net interest expense to increase compared with 2007 primarily due to lower interest income, driven by lower average cash balances and lower average interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other (Income) Charges, Net

	Third Quarter		First Nine Months
(Dollars in millions)	2008	2007	2008	2007

Other (income)	$(2)	$(12)	$(1)	$(21)
Other charges	9	2	8	3
Other (income) charges, net	$7	$(10)	$7	$(18)

Included in other income are gains from the sale of non-operating assets, other non-operating income related to Holston Defense Corporation, the Company's portion of net earnings from its equity investments, net gains on foreign exchange transactions, and gains on the sale of business venture investments.  Included in other charges are net losses on foreign exchange transactions, the Company's portion of losses from its equity investments, write-downs to fair value of business venture investments due to other than temporary declines in value, and fees on securitized receivables.

The change in third quarter and first nine months 2008 compared to third quarter and first nine months 2007 is primarily due to losses on foreign exchange.

Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2008	2007	2008	2007

Provision for income taxes	$48	$15	$124	$111
Effective tax rate	33%	38%	27%	34%

The third quarter 2008 and 2007 effective tax rates, excluding discrete items, were approximately 33 percent.  The Company expects a full year tax rate on earnings from continuing operations before income tax, excluding discrete items, of approximately 30 percent.  The variance in third quarter and expected full year tax rates is due to timing of recognition of general business credits during 2008.

The effective tax rate for first nine months 2008 reflects an estimated benefit resulting from a federal gasification investment tax credit, an $11 million benefit from the reversal of a U. S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.  The full year effective tax will also reflect the recognition of the research and development tax credit that was renewed on October 3, 2008 as part of the Emergency Economic Stabilization Act of 2008.

In 2006, the Company was awarded a federal investment tax credit of $130 million related to a project which was to be located at the Company’s Longview, Texas facility.  Subsequently, the Company decided to relocate the project to Beaumont, Texas.  Federal legislation enacted during the second quarter of 2008 directed the transfer of federal investment tax credits between sites for projects meeting specific criteria.  The Company included the estimated benefit of the federal investment tax credit in the effective tax rate commencing in the second quarter 2008.  The use of the credit is dependent on the level of annual qualified capital spending on the gasification project.  The Company expects to continue to benefit from this credit through 2010, as qualifying capital expenditures are incurred.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Earnings from Continuing Operations
	Third Quarter		First Nine Months
(Dollars in millions)	2008	2007	2008	2007

Earnings from continuing operations	$100	$25	$330	$220
Accelerated depreciation costs included in cost of goods sold, net of tax	2	6	5	24
Asset impairments and restructuring charges, net of tax	3	76	17	78
Net deferred tax benefits related to the previous divestiture of businesses	(3)	--	(14)	--
Earnings from continuing operations excluding accelerated depreciation costs and asset impairments and restructuring charges, net of tax	$102	$107	$338	$322

Net Earnings
	Third Quarter		First Nine Months
(Dollars in millions)	2008	2007	2008	2007

Earnings from continuing operations	$100	$25	$330	$220
Loss from discontinued operations, net of tax	--	(5)	--	(7)
Gain (loss) from disposal of discontinued operations	--	--	18	(11)
Net earnings	$100	$20	$348	$202

The gain on disposal of discontinued operations, net of tax of $18 million for first nine months 2008 is from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $340 million in first quarter 2008.  The loss on disposal of discontinued operations, net of tax of $11 million for first nine months 2007 is from the sale of the Company's PET polymers manufacturing facility in Spain for approximately $42 million in second quarter 2007.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CASPI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$410	$368	$42	11%	$1,213	$1,089	$124	11%
Volume effect			(35)	(10) %			(43)	(4) %
Price effect			60	16%			119	11%
Product mix effect			11	3%			26	2%
Exchange rate effect			6	2%			22	2%

Operating earnings	55	59	(4)	(7) %	167	190	(23)	(12) %

Asset impairments and restructuring gains	--	(1)	1		(2)	(1)	(1)

Operating earnings excluding asset impairments and restructuring gains	55	58	(3)	(5) %	165	189	(24)	(13) %

Sales revenue increased $42 million in third quarter 2008 compared to third quarter 2007 due to higher selling prices in response to higher raw material and energy costs, particularly for propylene, propane, and adhesives raw materials.  Sales volume declined due primarily to lower sales volume in North America in part due to the divestiture of certain adhesives product lines, and lower sales volume in Europe which was partially offset by higher sales volume in Asia Pacific.

Sales revenue increased $124 million in first nine months 2008 compared to first nine months 2007 due to higher selling prices in response to higher raw material and energy costs, particularly for propylene, propane, and adhesives raw materials.  Sales volume declined due primarily to lower sales volume in North America which was partially offset by higher sales volume in Asia Pacific and to the divestiture of certain adhesives product lines.

Excluding asset impairments and restructuring gains, operating earnings decreased $3 million for third quarter 2008 compared to third quarter 2007 and $24 million for first nine months 2008 compared to first nine months 2007 as lower sales volume and higher raw material and energy costs were partially offset by higher selling prices.  The segment was less successful in offsetting higher raw material and energy costs for its specialty products.  Asset impairments and restructuring charges, net for nine months 2008 reflects an adjustment to a reserve for the first quarter 2008 divestiture of certain product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Fibers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$269	$258	$11	4%	$783	$731	$52	7%
Volume effect			5	2%			16	2%
Price effect			12	5%			39	5%
Product mix effect			(6)	(3) %			(5)	-- %
Exchange rate effect			--	-- %			2	-- %

Operating earnings	65	66	(1)	(2) %	195	176	19	11%

Sales revenue increased $11 million in third quarter 2008 compared to third quarter 2007 and $52 million in first nine months 2008 compared to first nine months 2007 due to higher selling prices.  The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp and methanol.  An increase in acetate tow sales volume was offset by a decrease in acetyl chemical sales volume.

Operating earnings decreased $1 million for third quarter 2008 compared to third quarter 2007 primarily due to higher raw material and energy costs more than offsetting higher selling prices.

Operating earnings increased $19 million for first nine months 2008 compared to first nine months 2007 primarily due to customer buying patterns in the Asia Pacific region and higher selling prices for acetate tow products in all regions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

PCI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$594	$509	$85	17%	$1,768	$1,559	$209	13%
Volume effect			(42)	(8) %			(128)	(8) %
Price effect			120	24%			312	20%
Product mix effect			4	1%			14	1%
Exchange rate effect			3	-- %			11	-- %

Sales – contract ethylene sales	89	84	5		283	228	55

Sales – continuing product lines	505	425	80	19%	1,485	1,331	154	12%
Volume effect			(9)	(2) %			(80)	(6) %
Price effect			86	20%			222	17%
Product mix effect			--	-- %			1	-- %
Exchange rate effect			3	1%			11	1%

Operating earnings	62	50	12	24%	160	161	(1)	(1) %

Accelerated depreciation costs included in cost of goods sold	2	2	--		4	16	(12)

Asset impairments and restructuring charges (gains)	1	(1)	2		20	(1)	21

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges (gains)	65	51	14	27%	184	176	8	5%

Sales revenue increased $85 million in third quarter 2008 compared to third quarter 2007.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006, sales revenue increased due to higher selling prices in response to higher raw material and energy costs.   Contract ethylene sales revenues increased due to higher selling prices more than offsetting lower sales volume resulting from the shutdown of one of the cracking units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales revenue increased $209 million in first nine months 2008 compared to first nine months 2007.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006, sales revenue increased due to higher selling prices in response to higher raw material and energy.  The lower sales volume was primarily due to lower production volume for bulk olefins product lines resulting from the previously reported shutdown of a cracking unit in fourth quarter 2007.  Contract ethylene sales revenues increased due to higher selling prices more than offsetting lower sales volume resulting from the shutdown of one of the cracking units.

Excluding accelerated depreciation costs and asset impairments and restructuring charges (gains), operating earnings increased $14 million in third quarter 2008 compared to third quarter 2007 and $8 million in first nine months 2008 compared to first nine months 2007 due to higher selling prices more than offsetting higher raw material and energy costs, particularly for propylene, propane, and natural gas.  Contract ethylene sales had minimal impact.  The accelerated depreciation costs are related to the continuation of the previously reported planned staged phase-out of older cracking units at the Company's Longview, Texas facility.  Asset impairments and restructuring charges in third quarter and first nine months 2008 consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.

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

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$293	$340	$(47)	(14) %	$886	$1,070	$(184)	(17) %
Volume effect			(86)	(25) %			(302)	(28) %
Price effect			42	12%			80	8%
Product mix effect			(3)	(1) %			36	3%
Exchange rate effect			--	-- %			2	-- %

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	90	(90)		--	325	(325)

Sales – contract polymer intermediates sales (2)	35	--	35		117	--	117

Sales – U.S. PET manufacturing facilities	258	250	8	4%	769	745	24	3%
Volume effect			(30)	(12) %			(94)	(13) %
Price effect			41	17%			80	11%
Product mix effect			(3)	(1) %			36	5%
Exchange rate effect			--	-- %			2	-- %

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Operating earnings (loss) (1)	$(1)	$(128)	$127	99%	$(5)	$(181)	$176	97%
Operating loss – from sales from Mexico and Argentina PET manufacturing facilities (1)(2)	(3)	(121)	118	98%	(3)	(125)	122	98%
Operating earnings (loss) – U.S. PET manufacturing facilities (1)	2	(7)	9	>100%	(2)	(56)	54	96%

Operating earnings (loss) excluding items (1)(3)	1	(7)	8	>100%	3	(46)	49	>100%
Operating loss excluding items – from sales from Mexico and Argentina PET manufacturing facilities (1)(2)(4)	--	(4)	4	100%	--	(8)	8	100%
Operating earnings (loss) excluding items – U.S. PET manufacturing facilities (1)(5)	1	(3)	4	>100%	3	(38)	41	>100%

(1) Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(2) Operating results for 2007 includes sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.

(3)     Items are accelerated depreciation costs and asset impairments and restructuring charges, net.  Accelerated depreciation costs of $1 million and $7 million in third quarter of 2008 and 2007, respectively, and $4 million and $20 million for first nine months 2008 and 2007, respectively, resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  In third quarter and first nine months, 2008, asset impairments and restructuring charges, net of $1 million and $4 million, respectively, related to restructuring at the South Carolina facility using IntegRexTM technology and to the divested PET manufacturing facilities in Mexico and Argentina, partially offset by a resolution of a contingency from the sale of the Company’s PE and EpoleneTM polymer businesses divested in fourth quarter 2006.  Asset impairments and restructuring charges, net of $114 million for third quarter 2007 and $115 for first nine months 2007 primarily related to the divested PET manufacturing facilities in Mexico and Argentina.

(4)     Items are asset impairments and restructuring charges, net, relating to the Mexico and Argentina PET manufacturing facilities.  Asset impairments and restructuring charges, net were $3 million in third quarter and first nine months 2008, and $117 million for third quarter and first nine months 2007.

(5)     Items are accelerated depreciation costs and asset impairments and restructuring charges (gains) related to U.S. PET manufacturing sites.  Accelerated depreciation costs were $1 million and $7 million in third quarter of 2008 and 2007, respectively, and $4 million and $20 million for first nine months 2008 and 2007, respectively. Asset impairments and restructuring charges (gains) were $(2) million and $1 million in third quarter and first nine months 2008, respectively, and $(3) million and $(2) million for third quarter and first nine months, 2007.

Sales revenue decreased $47 million in third quarter 2008 compared to third quarter 2007 and $184 million in first nine months 2008 compared to first nine months 2007 due to the divestiture of PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For U.S. PET manufacturing facilities, excluding contract polymer intermediates sales to the buyer of the divested Mexico and Argentina facilities and sales from the divested PET facilities in Mexico and Argentina, sales revenue increased $8 million in third quarter 2008 compared to third quarter 2007 and $24 million in first nine months 2008 compared to first nine months 2007 due to higher selling prices more than offsetting lower sales volume.  Higher selling prices were in response to higher raw material and energy costs, particularly for paraxylene and ethylene glycol.  The decline in sales volume was due to the shutdown of higher cost PET assets in first half of 2008 and was also attributed to weaker demand for bottled carbonated soft drinks and lighter-weight water bottles.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, operating results for U.S. PET manufacturing facilities increased $4 million for third quarter 2008 compared to third quarter 2007 and $41 million for first nine months 2008 compared to first nine months 2007 due primarily to higher selling prices and actions to improve results at the Company’s South Carolina PET facility, including the new PET facility based on IntegRex™ technology, partially offset by higher raw material and energy costs.  The results in first nine months 2007 were impacted by costs associated with the new PET facility based on IntegRexTM technology becoming fully operational and the timing of the commercial launch of ParaStarTM PET.

Production began in November 2006 at the Company's new PET manufacturing facility utilizing IntegRexTM technology in Columbia, South Carolina.  Manufacturing ParaStarTM PET resins, the 350,000 metric ton facility was fully operational in first quarter of 2007.  A previously disclosed reduction of $30 million in annual costs at this facility was completed in second quarter 2008.  The Company plans to debottleneck this facility beginning in fourth quarter of 2008 to increase capacity to over 525,000 metric tons of ParaStarTM PET resins.

SP Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2008	2007	$	%	2008	2007	$	%

Sales	$253	$217	$36	17%	$730	$644	$86	13%
Volume effect			18	8%			37	6%
Price effect			10	5%			20	3%
Product mix effect			4	2%			13	2%
Exchange rate effect			4	2%			16	2%

Operating earnings	6	13	(7)	(54) %	36	49	(13)	(27) %

Accelerated depreciation costs included in cost of goods sold	--	--	--		--	1	(1)

Asset impairments and restructuring charges, net	--	--	--		--	1	(1)

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	6	13	(7)	(54) %	36	51	(15)	(29) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales revenue increased $36 million in third quarter 2008 compared to third quarter 2007 and $86 million in first nine months 2008 compared to first nine months 2007 due to increased sales volume, particularly in Asia Pacific and North America and higher selling prices.  Selling prices increased in response to higher raw material and energy costs particularly for paraxylene and ethylene glycol.  Sales volume increased primarily due to growth in copolyester products in packaging, consumer and durable goods and cellulose esters used in liquid crystal display (“LCD”) screens.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, operating earnings decreased $7 million for third quarter 2008 compared to third quarter 2007 and $15 million in first nine months 2008 compared to first nine months 2007 due to higher raw material and energy costs more than offsetting higher selling prices and the impact of increased sales volume.  First nine months 2007 operating results included $1 million in asset impairment and restructuring costs primarily for the Spain cyclohexane dimethanol ("CHDM") facility and $1 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

The SP segment is progressing with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online by early 2010.

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Third Quarter
(Dollars in millions)	2008	2007	Change		Volume Effect		Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,124	$1,021	10%		(9	) %	19%	--%	--%
Asia Pacific	309	259	20%		6%		10%	3%	1%
Europe, Middle East, and Africa	248	231	7%		(2	) %	4%	1%	4%
Latin America	138	181	(24	) %	(32	) %	6%	2%	--%
	$1,819	$1,692	8%		(8	) %	14%	1%	1%

Sales revenue in the United States and Canada increased for third quarter 2008 compared to third quarter 2007 primarily due to higher selling prices particularly in the PCI and CASPI segments partially offset by lower sales volume in all segments excluding the SP segment.  Excluding contract ethylene sales, sales revenue increased 10 percent.  Lower sales volume was attributed to generally weakened economic conditions.  Higher selling prices for contract ethylene was mostly offset by lower sales volume for contract ethylene.

Sales revenue in Asia Pacific increased for third quarter 2008 compared to third quarter 2007 primarily due to higher selling prices in all segments and increased sales volume in the SP, Fibers, and CASPI segments partially offset by lower sales volume in the PCI segment.

Sales revenue in Europe, Middle East and Africa increased for third quarter 2008 compared to third quarter 2007, primarily due to a favorable foreign exchange rate in all segments and higher selling prices in all segments excluding the SP segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Sales revenue in Latin America decreased for third quarter 2008 compared to third quarter 2007 primarily due to lower sales volume resulting from the divestiture of the PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina in fourth quarter 2007.  Excluding divested product lines and contract polymer intermediates sales to the divested facilities, sales revenue increased 14 percent due to increased selling prices in all segments.

	First Nine Months
(Dollars in millions)	2008	2007	Change		Volume Effect		Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$3,287	$3,053	8%		(8	) %	16%	--%	--%
Asia Pacific	921	782	18%		5%		8%	4%	1%
Europe, Middle East, and Africa	774	694	12%		2%		--%	4%	6%
Latin America	398	564	(29	) %	(35	) %	4%	2%	--%
	$5,380	$5,093	6%		(8	) %	11%	2%	1%

Sales revenue in the United States and Canada increased for first nine months 2008 compared to first nine months 2007 primarily due to higher selling prices particularly in the PCI segment partially offset by lower sales volume for contract ethylene sales in the PCI segment.  Excluding contract ethylene sales, sales revenue increased 6 percent primarily due to higher selling prices in the PCI, Performance Polymers, and CASPI segments, partially offset by lower sales volume in the same segments.

Sales revenue in Asia Pacific increased for first nine months 2008 compared to first nine months 2007 primarily due to higher selling prices, increased sales volume, and a favorable shift in product mix.  Higher selling prices and a favorable shift in product mix were in all segments excluding PCI.  Higher sales volume in the Fibers, SP, and CASPI segments were partially offset by lower sales volume in the Performance Polymers and PCI segments.

Sales revenue in Europe, Middle East and Africa increased for first nine months 2008 compared to first nine months 2007, primarily due to a favorable foreign exchange rate in all segments and a favorable shift in product mix in all segments excluding the Fibers segment.

Sales revenue in Latin America decreased for first nine months 2008 compared to first nine months 2007 primarily due to lower sales volume resulting from the divestiture of the PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina in fourth quarter 2007.  Excluding divested product lines and contract polymer intermediates sales to the divested facilities, sales revenue increased 18 percent primarily due to higher selling prices in all segments.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2008	2007

Net cash provided by (used in)
Operating activities	$293	$411
Investing activities	(145)	(299)
Financing activities	(699)	(270)
Effect of exchange rate changes on cash and cash equivalents	--	--
Net change in cash and cash equivalents	(551)	(158)

Cash and cash equivalents at beginning of period	888	939

Cash and cash equivalents at end of period	$337	$781

Cash provided by operating activities was $293 million in first nine months 2008 compared to $411 million provided by operating activities in first nine months 2007.  The lower level of cash provided by operating activities in first nine months 2008 was primarily due to a greater increase in working capital largely resulting from an increase in inventory attributable to higher raw material costs.  In first nine months 2007, the Company contributed $100 million to its U.S. defined benefit pension plan and does not plan to make contributions to the pension plan in 2008.  Depreciation and amortization expense for first nine months 2008 decreased compared to first nine months 2007 resulting from the divestitures of manufacturing facilities and related assets in Latin America and Europe in fourth quarter 2007 and first quarter 2008, respectively and due to a reduction in accelerated depreciation costs.

Cash used in investing activities was $145 million in first nine months 2008 compared to $299 million used in first nine months 2007.  Proceeds of $333 million were received in first nine months 2008 primarily from the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  Capital spending of $430 million increased consistent with the Company's higher expected capital spending in 2008.

Cash used in financing activities totaled $699 million in first nine months 2008 compared to $270 million used in financing activities in first nine months 2007 and included cash paid for share repurchases totaling $501 million in the first nine months 2008 and $300 million in the first nine months 2007 and a repayment of borrowings of $175 million in the first nine months 2008 and $11 million in the first nine months 2007.

The payment of dividends is also reflected in financing activities in all periods.

Liquidity

At September 30, 2008, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of the $700 million Credit Facility and a 60 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman’s credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2008, the Company’s credit facility borrowings totaled $85 million, primarily the Euro Facility, at an effective interest rate of 5.36 percent.  At December 31, 2007, borrowings on these credit facilities were $188 million, primarily from the Euro Facility, at an effective interest rate of 4.79 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The Company used part of the proceeds from the sale of its PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses to reduce the balance outstanding on its Euro Facility by $103 million in second quarter 2008.

The Credit Facility provides liquidity support for general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility.  Since the Credit Facility expires in April 2012, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

For more information regarding interest rates, refer to Note 7, "Borrowings", to the Company's unaudited consolidated financial statements.

The Company repaid $72 million of 3 1/4% notes that matured June 15, 2008.

The Company has effective shelf registration statements filed with the Securities and Exchange Commission ("SEC") to issue a combined $1.1 billion of debt or equity securities.

The Company has repurchased shares of the Company's outstanding stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  For additional information, see “Treasury Stock” below.

The Company contributed $100 million to its U.S. defined benefit pension plan in first quarter 2007 and expects no contributions to this plan during 2008.

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

Capital Expenditures

Capital expenditures were $430 million and $346 million for first nine months for 2008 and 2007, respectively.  The Company expects capital spending in 2008 will be between $625 million and $650 million, with the increase over 2007 primarily due to completing the acetate tow capacity expansion in Workington, England, debottlenecking the South Carolina PET manufacturing facility utilizing IntegRexTM technology, front-end engineering and design for the industrial gasification project, increasing capacity of cellulose triacetate (“CTA”) for LCD screens, and increasing manufacturing capacity for Eastman TritanTM copolyester.

Other Commitments

At September 30, 2008, the Company’s obligations related to notes and debentures totaled approximately $1.3 billion to be paid over a period of up to 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $100 million.

The Company had various purchase obligations at September 30, 2008 totaling approximately $2.0 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 11, "Commitments", to the Company's unaudited consolidated financial statements.

In addition, the Company had other liabilities at September 30, 2008 totaling approximately $1.0 billion primarily related to pension, retiree medical, and other post-employment obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2008	$--	$--	$17	$118	$9	$20	$164
2009	--	14	94	489	30	117	744
2010	--	--	94	468	26	70	658
2011	2	--	94	260	24	59	439
2012	149	85	84	254	13	55	640
2013 and beyond	1,186	--	948	394	18	653	3,199
Total	$1,337	$99	$1,331	$1,983	$120	$974	$5,844

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

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party.  For information on the Company's accounts receivable securitization program, refer to Note 11, "Commitments", to the Company's unaudited consolidated financial statements.  The Company has had on-going access to this accounts receivable securitization program and further expects its continued availability, subject to annual renewals.

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

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with Financial Accounting Standards Board, ("FASB") Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at September 30, 2008.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years and purchases approximately $50 million of raw materials and utilities on an annual basis.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

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

Treasury Stock

In February 2007, the Company's Board of Directors authorized the repurchase of up to $300 million of the Company's outstanding common stock.  In September 2007, the Company completed the $300 million authorization repurchasing a total of 4.6 million shares.  In October 2007, the Board of Directors authorized an additional $700 million for the repurchase of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2007, a total of 1.3 million shares had been repurchased under this authorization for a total amount of $82 million.  During the first nine months 2008, the Company repurchased an additional 8.1 million shares of common stock for a cost of $501 million.

Dividends

The Company declared cash dividends of $0.44 per share in third quarter 2008 and 2007 and $1.32 per share in first nine months 2008 and 2007.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

In June 2008, the FASB issued FASB Staff Position ("FSP") Emerging Issues Task Force (" EITF") Issue No. 03-6-1, " Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (" EITF Issue No. 03-6-1").  The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method.  The FSP affects entities that accrue dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the award.  This FSP is effective for fiscal years beginning after December 15, 2008.  The Company has concluded that EITF Issue No. 03-6-1 will not have a material impact on the Company’s consolidated financial statements.

OUTLOOK

For 2008, the Company expects:

•	minimal declines in volume due to continued substitution of Eastman products for other materials, and new applications for existing products despite the softening U.S. and global economies;

•
the volatility of raw material and energy cost increases to continue and that the Company will continue to use pricing strategies and ongoing cost control initiatives in an attempt to offset the effects on gross profit;

•
to improve the profitability of its PET product lines in the Performance Polymers segment.  The Company expects to  debottleneck the new South Carolina PET facility utilizing IntegRexTM technology beginning in fourth quarter of 2008 for a total capacity of 525,000 metric tons of ParaStarTM PET; and continue to pursue options to create additional value from its IntegRexTM technology, primarily by actively pursuing licensing opportunities.  In addition to the above, the Company has already completed the divestiture of its underperforming PET manufacturing facilities outside the United States in first quarter 2008;  the shut down of another 300,000 metric tons of conventional PET polymers capacity at the South Carolina manufacturing facility and dimethyl terephthalate assets in first quarter 2008; and the elimination approximately $30 million of annual costs at the South Carolina site in second quarter 2008;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
to position the SP segment for improved results.  The Company will continue to progress with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online by early 2010.  In addition to the above, the Company has already completed the conversion of 50,000 metric tons of PET capacity to copolyester in second quarter 2008;

•
that the staged phase-out of older cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina will result in accelerated depreciation costs of approximately $10 million;

•	ethylene volume to decline in the PCI segment due to the staged phase-out of older cracking units at the Company's Longview, Texas facility;

•	to increase volume in the Performance Polymers segment due to the transition agreement for polymer intermediates;

•
modest sales volume growth for acetate tow in the Fibers segment.  The Company expects to announce plans for new acetate tow capacity in Asia.  In addition to the above, the Company has already completed the expansion of its acetate tow plant in Workington, England, in October 2008;

•	the PCI segment to have operating margins at the high end of the 5 to 10 percent range;

•
the CASPI segment to maintain solid earnings slightly below the typical range of 15 to 20 percent operating margin, with continued weakness in the U.S. housing and automotive sectors offset by strength in Europe and Asia;

•
to rework the front-end engineering and design for the industrial gasification project due to higher than expected interim capital estimates, thus delaying completion of this phase of the project to 2009 and to evaluate project financing after completion of the front-end engineering and design rework;

•	net interest expense to increase compared with 2007 primarily due to lower interest income, driven by lower average invested cash balances and lower average interest rates;

•	the effective tax rate to be approximately 30 percent including the benefit of the federal gasification investment tax credit and a federal research and development credit;

•
capital spending will be between $625 million and $650 million as it funds targeted growth efforts, including the debottlenecking of the South Carolina manufacturing facility utilizing IntegRexTM technology, the front-end engineering and design for the industrial gasification project, increased capacity of CTA for LCD screens, increased capacity for Eastman TritanTM copolyester, and the completion of the acetate tow expansion in Workington, England; and

•	priorities for uses of available cash to be to pay the quarterly cash dividend, fund targeted growth initiatives, repay debt (which was completed in second quarter 2008), and repurchase shares.

For fourth quarter 2008, the Company expects:

•	continued economic weakness in North America and Europe, and slowing demand growth in Asia;

•	continued volatility in our raw material and energy costs; and

•
due to its global geographic profile, diverse product portfolio, and solid financial position, earnings per share from continuing operations, excluding items related to strategic actions, to be approximately $0.90 per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

 In addition to the above, the Company expects to improve earnings significantly through strategic efforts and growth initiatives in existing businesses over the next five years, and expects:

•
the SP segment further to improve earnings by completing the conversion of an additional 50,000 metric tons of PET capacity to co-polyester capacity in 2011, increasing sales revenue from cellulose esters used in LCD screens and continued progress with the introduction of its high performance copolyesters;

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

•
The Company has efforts underway to exploit growth opportunities in certain core businesses by developing new products and technologies, expanding into new markets, and tailoring product offerings to customer needs.  Current examples include IntegRexTM technology and new PET polymers products and TritanTM and other copolyester product innovations.  There can be no assurance that such efforts will result in financially successful commercialization of such products or acceptance by existing or new customers or new markets or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
The Company’s sources of liquidity have been and are expected to be cash from operating activities, available cash balances, the commercial paper market, the revolving $700 million credit facility, and sales of domestic receivables under the $200 million accounts receivable securitization program.  Additionally, the Company relies upon third parties to provide it with trade credit for purchases of various products and services.  While the Company maintains business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them not to honor their contractual credit commitments or to renew their extensions of credit or provide new sources of credit.  Furthermore, trade creditors may be unable to obtain credit and  reduce their trade credit extension.  Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company may incur increased costs associated with borrowings.  In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when it would like, or need, to do so, which could have an impact on the Company’s ability to finance its business or react to changing economic and business conditions.  While the Company believes that recent governmental and regulatory actions reduce the risk of a further deterioration or systemic contraction of capital and credit markets, there can be no certainty that the Company’s liquidity will not be negatively impacted.  In addition, the Company’s cash flows from operations may be adversely affected by adverse consequences to the Company’s customers and the markets in which the Company competes as a result of the current financial, economic, and capital and credit market conditions and uncertainty.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see “Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors” of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1-31, 2008	149,365	$66.12	149,200	$338
August 1-31, 2008	3,473,054	$59.57	3,472,453	$131
September 1-30, 2008	246,117	$60.27	246,117	$117
Total	3,868,536	$59.87	3,867,770

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

(3)
In October 2007, the Board of Directors authorized the repurchase of up to $700 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of September 30, 2008, a total of 9.4 million shares have been repurchased under this authorization for a total amount of $583 million. For additional information, see Note 14, "Earnings and Dividends Per Share", to the Company’s unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Repurchased shares may be used for compensation and benefit plans and other corporate purposes.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 52.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: October 28, 2008	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01	Form of Award Notice for Stock Options Granted to Executive Officers on October 28, 2008 under the 2007 Omnibus Long-Term Compensation Plan	54-55

10.02
Form of Award Notice for Stock Options Granted to Mark J. Costa, Executive Vice President, Polymers Business Group, and Chief Marketing Officer, on October 28, 2008 under the 2007 Omnibus Long-Term Compensation Plan
		56-57

10.03	Form of Performance Share Award to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (2009 – 2011 Performance Period)	58-70

10.04
Form of Performance Share Award to Mark J. Costa, Executive Vice President, Polymers Business Group, and Chief Marketing Officer, under the 2007 Omnibus Long-Term Compensation Plan (2009 – 2011 Performance Period)
		71-83

10.05	2008 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan	84-90

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	91

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2008	92

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2008	93

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended September 30, 2008	94

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2008	95