Form 10-K
period 2008-12-31
EASTMAN CHEMICAL CO
filed 2009-02-25
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
PAGE 1 OF 140 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 137

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

The aggregate market value (based upon the $68.86 closing price on the New York Stock Exchange on June 30, 2008) of the 72,025,651 shares of common equity held by non-affiliates as of December 31, 2008 was approximately $4,959,686,328, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude common stock that may be deemed beneficially owned as of December 31, 2008 by Eastman Chemical Company’s (“Eastman” or the “Company”) directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination.  A total of 72,547,177 shares of common stock of the registrant were outstanding at December 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2009 Annual Meeting of Stockholders (the "2009 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report are forward-looking in nature as defined in the Private Securities Litigation Reform Act of 1995.  These statements, and other written and oral forward-looking statements made by the Company from time to time, may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs and foreign currencies; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends, and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses, and segments, as well as for the whole of Eastman; cash requirements and sources of liquidity and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of any acquired businesses;  strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal and other estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors.  These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized.  Certain important factors that could cause actual results to differ materially from those in the forward-looking statements are included with such forward-looking statements and in Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors" of this Annual Report.

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	5

1A.	Risk Factors	22

1B.	Unresolved Staff Comments	22

	Executive Officers of the Company

2.	Properties	25

3.	Legal Proceedings	26

4.	Submission of Matters to a Vote of Security Holders	26

PART II

PART III

10.	Directors, Executive Officers and Corporate Governance	132

11.	Executive Compensation	132

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	132

13.	Certain Relationships and Related Transactions, and Director Independence	133

14.	Principal Accounting Fees and Services	133

PART IV

15.	Exhibits and Financial Statement Schedules	134

SIGNATURES

Signatures	135

PART I

ITEM 1.  BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global chemical company which manufactures and sells a broad portfolio of chemicals, plastics, and fibers.  Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, as of December 31, 1993.  Eastman has eleven manufacturing sites in seven countries that supply chemicals, plastics, and fibers products to customers throughout the world.  The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

In 2008, the Company had sales revenue of $6.7 billion, operating earnings of $519 million, and earnings from continuing operations of $328 million.  Earnings per diluted share from continuing operations were $4.31 in 2008.  Included in 2008 operating earnings were asset impairments and restructuring charges of $46 million, accelerated depreciation costs related to restructuring decisions of $9 million, and other operating income of $16 million.

The Company’s products and operations are managed and reported in five operating segments: the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment and the Specialty Plastics ("SP") segment.  For additional information concerning the Company’s operating segments, see Note 23 "Segment Information" to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

The Company manages certain costs and initiatives at the corporate level, including certain research and development costs not allocated to the operating segments.  Industrial gasification, which consists of producing cost-advantaged chemicals from petroleum coke or coal instead of natural gas or petroleum, is currently the most significant of these corporate initiatives.

Eastman's objective is to leverage its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries to meet long-term demand and create new opportunities for the Company's products in key markets.  The Company continues to invest in growth initiatives, but timing will depend, in part, on economic conditions and the Company’s positive free cash flow generation (operating cash flow less capital expenditures and dividends).  The Company’s current growth initiatives include:

•
In the Fibers segment, in December 2008, the Company announced an alliance with SK Chemicals Company Ltd. (“SK”) to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business, with the facility to be constructed by SK in Korea.  Eastman will have majority ownership of and will operate the facility.  Construction of the Korean facility began in first quarter 2009 and is expected to be completed in second quarter 2010.

•
In the SP segment, in 2008 Eastman continued the successful introduction of new high-temperature copolyester products based on Eastman TritanTM copolyester and is progressing on a new 30,000 metric ton TritanTM manufacturing facility expected to be online in 2010.

•	The SP segment will continue to pursue sales revenue growth from cellulosic and copolyester products sold in the liquid crystal displays market.
•
In the CASPI segment, Eastman is continuing expansion of its hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands, by expanding capacity an additional 30 percent, which is expected to be completed in 2009.

•
In 2008, the Company continued to make progress on industrial gasification including the acquisition of the remaining ownership interest of TX Energy, L.L.C. (“TX Energy”), with a future plant site planned in Beaumont, Texas.  In 2008, the Company completed the purchase of an idled methanol and ammonia plant from Terra Industries Inc. in Beaumont, Texas and intends to restart these facilities using raw materials supplied via pipeline from its nearby gasification facility, once the gasification facility is complete.  Front-end engineering and design for the Beaumont industrial gasification project is planned to be completed by mid-2009.  The Company is pursuing non-recourse project financing utilizing the Department of Energy’s Federal Loan Guarantee Program.

In addition, by leveraging its expertise in industrial gasification, Eastman expects over time to increase the volume of products derived from gasification, further driving long-term growth in overall profitability and sales revenue.

The Company has taken a number of actions to reposition itself in key markets and geographies, and management believes the Company has been restructured for sustained success.  Recent restructuring actions include:

•
The completed restructuring of the PCI segment to improve long-term profitability, and the ongoing staged phase-out of the Company’s three oldest cracking units in Longview, Texas.  Eastman shut down the first of these cracking units in fourth quarter 2007.

•
The restructure of the Performance Polymers segment, which was completed in fourth quarter 2008 to improve the segment's profitability, in part enabled by IntegRexTM technology.  In 2008, Eastman debottlenecked the Columbia, South Carolina facility for ParaStarTM polyethylene terephthalate (“PET”) resins.  In 2007 and 2008, the Company also completed the divestiture of its non-US PET facilities in the Netherlands, the United Kingdom, Spain, Mexico, and Argentina.

Manufacturing Streams

As stated above, Eastman's objective is to leverage its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries in key markets, including packaging, tobacco, durable goods, building and construction, and others.  For each of these chemistries, Eastman has developed a combination of assets and technologies that are operated within three manufacturing "streams".
•
In the acetyl stream, the Company begins with high sulfur coal which is then gasified in its coal gasification facility.  The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid, and acetic anhydride.  These chemicals are used in products throughout the Company including acetate tow, acetate yarn, and cellulose esters.  The Company's ability to use coal is a competitive advantage in both raw materials and energy.  The Company is pursuing opportunities to further leverage its coal-based process know-how through its industrial gasification corporate initiative to produce additional cost advantaged chemicals from petroleum coke and coal instead of natural gas or petroleum.

•
In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid (“PTA”) for PET and copolyesters and dimethyl terephthalate ("DMT") for copolyesters.  PTA or DMT is then reacted with ethylene glycol, which the Company both makes and purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce PET and copolyesters.  We believe that this backward integration of polyester manufacturing is a competitive advantage, giving Eastman a low cost position, as well as surety of intermediate supply.  In addition, Eastman can add specialty monomers to copolyesters to provide clear, tough, chemically resistant product characteristics.  As a result, the Company's copolyesters can compete with materials such as polycarbonate and acrylic.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are then cracked at its facility in Longview, Texas into propylene and ethylene.  “Cracking” is a chemical process in which gases are broken down into smaller, lighter molecules for use in the manufacturing process.  The Company also purchases propylene for use at its Longview facility and its facilities outside the U.S.  The propylene is used in oxo derivative products, while the ethylene is used in oxo derivative products, acetaldehyde and ethylene glycol production and is also sold.  Petrochemical business cycles are influenced by periods of over- and under-capacity.  Capacity additions to steam cracker units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins.  Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to be very volatile, resulting in "ethylene" or "olefins" cycles.

The following chart shows the Company's sites at which its manufacturing streams are primarily employed.

SITE	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM

Kingsport, Tennessee	X	X	X
Longview, Texas	X		X
Columbia, South Carolina		X
Kuantan, Malaysia		X
Singapore			X
Workington, United Kingdom	X

The following chart shows significant Eastman products, markets, and end uses by segment and manufacturing stream.

SEGMENT	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM	KEY PRODUCTS, MARKETS, AND END USES

Coatings, Adhesives, Specialty Polymers, and Inks (“CASPI”)	X		X	Adhesives ingredients (tape, labels, nonwovens), paints and coatings (architectural, automotive, industrial, and original equipment manufacturing ("OEM"))
Fibers	X			Acetate fibers for filter products and textiles
Performance Chemicals and Intermediates (“PCI”)	X	X	X
Intermediate chemicals for agrochemicals, automotive, beverages, nutrition, pharmaceuticals, coatings, medical devices, toys, photographic and imaging, household products, polymers, textiles, and consumer and industrial products and uses

Performance Polymers	X	X		PET for beverage and food packaging, custom-care and cosmetic packaging, health care and pharmaceutical uses, household products, and industrial packaging applications
Specialty Plastics (“SP”)	X	X	X
Copolyesters and cellulosics for appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, graphic arts, general purpose packaging, personal care and cosmetics, food and beverage packaging, performance films, tape and labels, fibers/nonwovens, photographic and optical films, and liquid crystal displays

Cyclicality and Seasonality

Certain segments, particularly the PCI and Performance Polymers segments, are impacted by the cyclicality of key products and markets, while other segments are more sensitive to global economic conditions.  Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle.  Despite sensitivity to global economic conditions, many of the products in the Fibers and CASPI segments provide a stable foundation of earnings.

The Company's earnings and cash flows also typically have some seasonal characteristics.  The Company's earnings are typically greater in the second and third quarters, while cash from operations is usually greatest in the fourth quarter.

Demand for CASPI segment products is typically stronger in the second and third quarters due to the increased use of coatings products in the building and construction industries, while demand is typically weaker during the winter months because of seasonal construction downturns.  The PCI segment typically has a weaker fourth quarter, due in part to a seasonal downturn in demand for products used in certain building and construction and agricultural markets.  The Performance Polymers segment typically has stronger demand for its PET polymers for beverage container plastics during the second and early third quarters due to higher consumption of beverages in North America, while demand typically weakens during the late third and fourth quarters.

CASPI SEGMENT

•	Overview

In the CASPI segment, the Company manufactures liquid vehicles, additives, specialty polymers, and other raw materials which are integral to the production of paints and coatings, inks, adhesives, and other formulated products.  Growth in these markets in North America (Canada and the U.S.) and Europe typically approximates general economic growth, due to the wide variety of end uses for these applications and dependence on the economic conditions of the markets for packaged goods, automobiles, durable goods, and housing.  Growth in Asia, Eastern Europe, and Latin America continues to be higher than general economic growth, driven by regional growth in these emerging economies.  The CASPI segment focuses on producing raw materials rather than finished products and developing long-term, strategic relationships to achieve preferred supplier status with its customers.  Eastman expects that the CASPI segment will typically have operating margins in the range of 15 percent to 20 percent.  In 2008, the CASPI segment had sales revenue of $1.5 billion, 23 percent of Eastman’s total sales.

The profitability of the CASPI segment is sensitive to the global economy, market trends, broader chemical cycles, particularly the olefins cycle, and foreign currency exchange rates.  The CASPI segment's specialty products, which include coatings additives, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle due to their functional performance attributes.  The commodity products, which include commodity solvents and polymers, are more impacted by the olefins cycle.  The Company seeks to leverage its proprietary technologies, competitive cost structure, and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

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

Environmental regulations that impose limits on the emission of volatile organic compounds ("VOCs") and hazardous air pollutants (“HAPs”) continue to impact coatings formulations requiring compliant coatings raw materials.  The coatings industry is responding by promoting products and technologies designed to enable customers and end users to reduce air emissions of VOCs and HAPs in compliance with state and federal regulations.  A significant portion of Eastman’s coatings additives, coalescents, and solvents are currently used in compliant coatings.  Additional products are currently being developed to meet the growing demand for low VOC coatings, with two new products, SolusTM 2100 and AdvantisTM 510W, introduced in 2008.  Coatings additives, coalescents, and solvents comprised 60 percent of the CASPI segment’s total sales for 2008.

➢	Adhesives Raw Materials
The adhesives product lines consist of hydrocarbon resins, rosin resins, resin dispersions, and polymers.  These products are sold to adhesive formulators and tape and label manufacturers for use as raw materials essential in hot melt and pressure sensitive adhesives and as binders in nonwoven products such as disposable diapers, feminine products, and pre-saturated wipes.  Eastman is one of the largest manufacturers of hydrogenated gum rosins used in adhesive and chewing gum applications.  Eastman offers a very broad product portfolio of essential ingredients for the adhesives industry, and ranks as the second largest global tackifier supplier.  Global demand for many adhesives products is growing faster than general economic growth, driven by use in consumable markets and substitution for other fasteners, such as nails and screws, by formulated adhesives.  Adhesives raw materials comprised 40 percent of the CASPI segment’s total sales for 2008.

•	Strategy and Innovation

A key element of the CASPI segment’s growth strategy is the continued development of innovative product offerings, building on proprietary technologies in high-growth markets and regions that meet customers’ evolving needs and improve the quality and performance of customers’ end products.  Management believes that its ability to leverage the CASPI segment's broad product line and Eastman's research and development capabilities make the segment uniquely capable of offering a broad array of solutions for new and emerging markets.

The CASPI segment is focused on expanding the coatings additives and specialty solvents product offerings into adjacent markets and emerging economies.  The Company's global manufacturing presence positions the CASPI segment to take advantage of areas for high industrial growth, particularly in Asia from its facility in Singapore and joint venture operations in China.

The CASPI segment is also focused on expanding the adhesives raw materials product offerings into high-growth markets and regions by leveraging applications technology and increasing production capacity.  The segment is meeting growing demand for specialty hydrocarbon resins through continued expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands, with a 30 percent expansion expected to be completed in 2009.

The Company intends to continue to leverage its resources to strengthen the CASPI segment's innovation pipeline through improved market connect and the expanded use of proprietary products and technologies.  Although CASPI segment sales and application development are often specialized by end-use markets, developments in technology can often be successfully shared across multiple end-uses and markets.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base for the CASPI segment is broad and diverse. This segment has approximately 1,000 customers around the world, and 80 percent of its sales revenue in 2008 was attributable to approximately 75 customers.  The CASPI segment focuses on establishing long-term, customer service-oriented relationships with its strategic customers in order to become their preferred supplier and to leverage these relationships to pursue sales opportunities in previously underserved markets and to expand the scope of its value-added services.  Growth in North American and European markets typically coincides with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for packaged goods, automobiles, durable goods, and housing.

•	Competition

Competition within the CASPI segment's markets varies widely depending on the specific product or product group.  The Company’s major competitors in the CASPI segment's markets include larger companies such as Dow Chemical Company ("Dow"), BASF SE ("BASF"), and Exxon Mobil Corporation, which may have greater financial and other resources than Eastman.  Additionally, within each CASPI segment product market, the Company competes with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors.  However, Eastman does not believe that any of its competitors has a dominant position within the CASPI segment's markets, nor the breadth of product offerings that Eastman is able to offer its CASPI segment customers.  The Company believes its competitive advantages include its level of vertical integration, breadth of product, service, and technology offerings, low-cost manufacturing position, consistent product quality, security of supply, and process and market knowledge.  The CASPI segment principally competes on breadth of products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development.

FIBERS SEGMENT

•      Overview

In the Fibers segment, Eastman manufactures and sells EstronTM acetate tow and EstrobondTM triacetin plasticizers for use primarily in the manufacture of cigarette filters; EstronTM natural and ChromspunTM solution-dyed acetate yarns for use in apparel, home furnishings and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers.  Eastman is one of the world’s two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s.  The Company is the world’s largest producer of acetate yarn and has been in this business for over 75 years.  The Fibers segment's manufacturing operations are primarily located at the Kingsport, Tennessee site, and also include a smaller acetate tow production plant in Workington, England which was expanded in 2008.  In 2008, the Fibers segment had sales revenue of $1.0 billion, 15 percent of Eastman's total sales.  The segment remains a strong and relatively stable cash generator for the Company.  Eastman expects that the Fibers segment will typically have operating margins of 20 to 25 percent.

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

The Company's fully integrated fiber manufacturing processes from coal-based acetyl raw materials through acetate tow and yarn provide a competitive advantage over companies whose processes are dependent on petrochemicals.  In addition, management believes the Fibers segment employs unique technology that allows it to produce a broad range of high-purity wood pulps.  Despite consolidation in the fiber-grade pulp market in recent years, management believes the Fibers segment has dependable sources of pulp supply.  The Fibers segment management believes that these factors combine to make it an industry leader in reliability of supply and cost position.  In addition to the cost advantage of being coal-based, the Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, acetate flake supply in excess of internal needs, a reputation for customer service excellence, and a strong customer base characterized by long-term customer relationships.  The Company intends to continue to capitalize and build on these strengths to improve the strategic position of its Fibers segment.

Contributing to the profitability in the Fibers segment is the relatively limited number of competitors, the high industry capacity utilization, and strong barriers to entry by potential competitors; these barriers include but are not limited to high capital costs for integrated manufacturing facilities.

•	Products

➢	Acetate Tow
Eastman manufactures acetate tow under the EstronTM trademark according to a wide variety of customer specifications, primarily for use in the manufacture of cigarette filters.  Acetate tow is the largest sales product of the Fibers segment.  Worldwide demand for acetate tow is expected to continue to increase by one to two percent per year through 2012, with higher growth rates in Asia and Eastern Europe, further contributing to the already high capacity utilization rates in the industry.

➢	Acetate Yarn
The Company manufactures acetate filament yarn under the EstronTM and ChromspunTM trademarks in a wide variety of specifications.  EstronTM acetate yarn is available in bright and dull luster and is suitable for subsequent dyeing in the fabric form.  ChromspunTM acetate yarn is solution-dyed in the manufacturing process and is available in more than 20 colors.  These products are used in fabrics for apparel, home furnishings, and industrial applications.  From a retail customer’s perspective, garments made of acetate yarn are noted for their rich colors, silky feel, supple drape, breathability, comfort, and when blended with spandex, easy care.

➢	Acetyl Chemical Products
The Fibers segment's acetyl chemical products are sold primarily to other acetate fiber producers and include cellulose diacetate flake, acetylation-grade acetic acid, and acetic anhydride.  Each is used as a raw material for the production of cellulose acetate fibers.  The Fibers segment also markets acetyl-based triacetin plasticizers under the EstrobondTM trademark, generally for use by cigarette manufacturers as a bonding agent in cigarette filters.

•	Strategy and Innovation

➢	Growth
In the Fibers segment, Eastman is leveraging its strong customer relationships and knowledge of the industry to identify growth options.  These growth options are enabled by its excess acetate flake capacity at the Kingsport, Tennessee site.  The capacity expansion of the Company's acetate tow plant in Workington, England was completed in 2008, expanding Eastman's world-wide capacity by five percent, serving existing customers in Western Europe and the growing demand in Eastern Europe.  In December 2008, the Company announced an alliance with SK to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business, with the facility to be constructed by SK in Korea.  Eastman will have majority ownership of and will operate the facility.  Construction of the Korean facility began in first quarter 2009 and is expected to be completed in second quarter 2010.  Annual capacity at the Korea site is expected to be approximately 27,000 metric tons and Eastman’s total worldwide capacity for acetate tow will exceed 200,000 metric tons, an increase of 15 percent.  The impact of the added Korean facility on global capacity is estimated to be an increase of approximately two percent.

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
The Company's Fibers segment research and development efforts focus on process and product improvements, as well as cost reduction, with the objectives of increasing sales and reducing costs.  Recent Fibers segment research and development efforts have resulted in production capacity improvements.  The Fibers segment also conducts research to assist acetate tow customers in the effective use of the segment's products and in the customers’ product development efforts.

•      Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 150 companies in the tobacco, textile, and acetate fibers industries.  Eastman's Fibers segment customers are located in all regions of the world.  The largest 20 customers within the Fibers segment include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.  These top 20 customers accounted for about 80 percent of the segment’s total sales revenue in 2008.  The segment maintains a strong position in acetate tow exports to China, one of the largest and fastest growing markets in the world.

•      Competition

Eastman is the second largest acetate tow manufacturer in the world.  Competitors in the fibers market for acetate tow include three global companies, Celanese Corporation ("Celanese"), Rhodia S.A., and Daicel Chemical Industries Ltd ("Daicel"); and two regional companies in Asia, SK, and Mitsubishi Rayon Co., Ltd. ("Mitsubishi Rayon").  In the acetate tow market, two major competitors, Celanese and Daicel, have joint venture capacity in China.  Modest acetate tow capacity expansions, completed in 2008, included Eastman's Workington, England expansion and an expansion by an Asian competitor.  However, current global capacity utilization rates are expected to remain high as the capacity provided by the recently completed expansions will be required to meet the projected world-wide growth in demand.

In the segment's acetate yarn business, major competitors include five companies that target multi-regional markets, Industrias del Acetato de Celulosa S.A. ("INACSA"), SK, Mitsubishi Rayon, UAB Korelita, and Novaceta SpA.   Eastman is the world leader in acetate yarn and the only acetate yarn producer in North America.  The physical properties of acetate yarn make it desirable for use in textile products such as suit linings, women’s apparel, medical tape, drapery, ribbons and other specialty fabrics.  However, over the past 20 years, demand for acetate yarn has been adversely affected by the substitution of lower cost polyester and rayon yarns.  Accordingly, worldwide demand for acetate yarn is expected to continue to decrease as mills substitute these cheaper yarns for acetate yarn.  Eastman, however, is uniquely positioned because it is the only producer of both acetate flake and acetate yarn.  In addition, during 2009, reductions in acetate filament yarn industry capacity are projected to occur, which should improve the demand for Eastman acetate yarn.

As described above under “Fibers Segment – Overview”, the principal methods of competition include maintaining the Company’s large-scale vertically integrated manufacturing process from coal-based acetyl raw materials, reliability of supply, product quality, and sustaining long-term customer relationships.

PCI SEGMENT

•	Overview

The Company’s PCI segment manufactures diversified products that are sold externally, as well as used internally by other segments.  The PCI segment's earnings are highly dependent on how the Company chooses to optimize the acetyl and olefins streams.  In 2008, the PCI segment had sales revenue of $2.2 billion, 32 percent of Eastman’s total sales.

Many of the segment's products are affected by the olefins cycle.  See “Corporate Overview – Manufacturing Streams” earlier in this “Part 1 – Item 1. Business.”  This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply.  Demand, in turn, is based on general economic conditions, raw material and energy costs, and other factors beyond the Company’s control.  Future PCI segment results will continue to fluctuate from period to period due to these changing economic conditions.  The Company expects the PCI segment typically to have a range of operating margins between 5 percent and 10 percent through the olefins cycle.

Eastman shut down the first of three cracking units as part of the staged phase-out of its three oldest cracking units in Longview, Texas in fourth quarter 2007.  Shutdown timing for the remaining two units will depend on feedstock and olefin market conditions.  In addition, as part of the sale of the Performance Polymers segment's polyethylene business, the Company agreed to supply ethylene to the buyer.  These sales of ethylene, previously used internally as a raw material, are now reported as sales in the PCI segment.

•	Products

The PCI segment offers over 135 products that include intermediates based on oxo and acetyl chemistries, and performance chemicals.  The PCI segment's 2008 sales revenue was approximately 65 percent from olefin-based, 15 percent from acetyl-based, and 20 percent from performance and other, chemicals.  Approximately 75 percent of the PCI segment's sales revenue is generated in North America.  Sales in all regions are generated through a mix of the Company’s direct sales force and a network of distributors.  The Company's PCI segment is the largest marketer of acetic anhydride in the United States, an intermediate that is a critical component of analgesics and other pharmaceutical and agricultural products, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of vitamins and other specialty products.  Eastman believes that it manufactures one of the world's broadest ranges of products derived from oxo aldehydes.  The PCI segment’s other intermediate products include plasticizers and glycols.  Many of the intermediates products in the PCI segment are priced based on supply and demand of substitute and competing products.  In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base.

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

To build on and maintain its status as a low cost producer, the PCI segment continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings.  The shutdown of the first of the three cracking units as part of the staged phase-out in Longview, Texas, with the continued shutdown dependent on feedstock and olefins market conditions, has been part of the initiative to increase operational efficiency.  Through the PCI segment, the Company maximizes the advantage of its highly integrated and world-scale manufacturing facilities.  For example, the Kingsport, Tennessee manufacturing facility allows the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks.  At the Longview, Texas manufacturing facility, Eastman's PCI segment uses its proprietary oxo-technology in the world’s largest single-site, oxo aldehyde manufacturing facility to produce a wide range of alcohols, esters, and other derivative products utilizing propane and local ethane supplies, as well as purchased propylene.  These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the PCI segment to remain cost competitive with, and for some products cost-advantaged over, its competitors.

The PCI segment selectively focuses on continuing to develop and access markets with high-growth potential for the Company’s chemicals.  One such market is for flexible plastic products used in highly regulated applications such as child care articles, toys, and medical packaging and devices.  EastmanTM 168 Plasticizer provides an effective alternative to phthalate plasticizers traditionally used in these applications.  Eastman 168 Plasticizer allows manufacturers to meet the challenging requirements of changing government regulations and consumer preferences without sacrificing production efficiency or product performance.

The Company engages in customer-focused research and development initiatives in order to develop new PCI products and find additional applications for existing products.  The Company also evaluates licensing opportunities for acetic acid and oxo derivatives on a selective basis, and has licensed technology to produce acetyl products to Saudi International Petrochemical Company in Saudi Arabia and to Chang Chung Petrochemical Company in Taiwan in 2005 and 2007, respectively.

•	Customers and Markets

The PCI segment’s products are used in a variety of markets and end uses, including agrochemical, automotive, beverages, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles, and industrials.  The Company believes its position in many of these markets was positively affected by the olefins upcycle through third quarter 2008.  However, the strength of product-specific olefin derivative markets will vary widely based upon prevailing supply and demand conditions.  An important negative trend within the PCI segment's markets is increased regionalization of key markets, especially for acetyl and olefins products, due to increased transportation costs.  Additionally, the PCI segment is engaged in continuous efforts to optimize product and customer mix.  Approximately 80 percent of the PCI segment’s sales revenue in 2008 was from 94 out of approximately 1,100 customers worldwide.

•	Competition

Historically, there have been significant barriers to entry for potential competitors in the PCI segment's major product lines, including acetic acid and acetic anhydride, primarily due to the fact that the relevant technology has been held by a small number of companies.  As this technology has become more readily available, competition from multinational chemical manufacturers has intensified.  Eastman competes with these and other producers primarily based on price, as products are interchangeable, but also on technology, marketing, and services.  Eastman’s major competitors in this segment include large multinational companies such as Dow, Celanese, BASF, and Exxon Mobil Corporation.  While some competitors in PCI's product markets may have greater financial resources than Eastman, the Company believes it maintains a strong competitive position due to the combination of its scale of operations, breadth of product line, level of integration, and technology leadership.

PERFORMANCE POLYMERS SEGMENT

•	Overview

In 2008, the Performance Polymers segment had sales revenue of $1.1 billion, 16 percent of the Company’s total sales.  The segment is comprised primarily of the Company's PET product lines, and also includes various polymer intermediates.

In 2008, the Company completed strategic actions to improve the operating results of the Performance Polymers segment through innovation and restructuring.  The Company shut down 300,000 metric tons of higher cost assets in 2008 after having shut down 100,000 metric tons of higher cost PET assets during 2007, some of which were converted to SP segment production.  In fourth quarter 2008, the Company also successfully completed a debottleneck of its IntegRexTM technology facility in South Carolina, bringing its IntegRexTM capacity to 525,000 metric tons.  As described below under “Strategy and Innovation”, IntegRexTM technology provides a sustainable advantaged cost position in the PET industry.  As a result of these completed actions, the Performance Polymers segment is expected to have total PET capacity of approximately 800,000 metric tons in 2009, of which over 65 percent is based on IntegRexTM technology and all of which is based in North America.

In 2007 and early 2008, the Company also completed strategic actions for underperforming PET assets outside the United States, with the divestiture of its PET manufacturing sites in Spain, Mexico, Argentina and the United Kingdom and its divestiture of the PET polymers and PTA facilities in the Netherlands and related businesses.  After divesting these PET manufacturing facilities, Eastman has no PET manufacturing capacity outside the United States.

Pricing and profitability are strongly affected by raw material costs and capacity utilization.  PET global supply has exceeded demand since 1997 as a result of capacity being introduced into the market at a rate exceeding that of demand growth.  While the global demand for PET continues to increase steadily, excess capacity, particularly in Asia, remains.  Excess Asian capacity and related exports are expected to continue to have an adverse impact on PET pricing and profitability worldwide and in the North American Free Trade Agreement ("NAFTA") region.

•	Products

PET is used in beverage and food packaging and other applications such as personal care and cosmetics packaging, health care and pharmaceutical uses, household products, carpet fibers, and industrial packaging applications.  PET offers fast and easy processing, superb clarity, excellent colorability and color consistency, durability and strength, impact and chemical resistance, and high heat stability.  Packages made from PET are characterized by their light weight, high strength, durability, clarity, low cost, safety, and recyclability.

•	Strategy and Innovation

➢	Operational Efficiency
The Performance Polymers segment focuses on improving its performance by directing its research and development efforts to lowering its manufacturing costs through technology innovations and process improvement.  These efforts resulted in the breakthrough technology of IntegRexTM, a lower cost PET manufacturing process that provides manufacturing and capital cost savings of approximately 50 percent over conventional PET technologies.  These efforts have allowed the Company to shut down 400,000 metric tons of higher cost manufacturing assets from 2007 through 2008, some of which was converted to SP segment production.  As a result of the changes in its asset base, the Company has reduced its annual costs at the South Carolina site by more than $30 million.

➢	Licensing
As a strategic initiative to create and capture additional value from the IntegRex™ technology, the Company is actively pursuing a licensing program.  IntegRex™ technology provides significant capital and operating cost benefits relative to conventional PTA and PET technologies.  The Company is offering licensees its Eastman-owned patents and expertise in the design, construction, and operation of a full range of production facilities, including IntegRex™ PTA, IntegRex™ PET, or integrated configurations of the two processes.  Also, as the Company improves the IntegRex™ technology for its own use, it expects it may offer these enhancements to its licensees.

•	Customers and Markets

Approximately 15 customers within the Performance Polymers segment accounted for more than 80 percent of the segment’s total sales revenue from continuing operations in 2008.  With the completion of certain strategic actions described above, the segment primarily serves PET customers in the NAFTA region.  These customers are primarily PET container producers for large volume beverage markets such as carbonated soft drinks, water, and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids, and household products.  In 2008, the worldwide market for PET, including containers, film and sheet, was approximately 15 million metric tons including 4 million metric tons in the NAFTA region.  Despite the move by customers to light weight PET packaging, demand for PET is expected to continue to grow.  PET consumption has grown steadily over the past several years, driven by the preference for recyclable, single-serve containers and as a substitute for glass and aluminum.  Although near-term growth in demand is uncertain, the Company projects the NAFTA region for PET to grow by approximately three to four percent annually on a long-term basis.

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

As a result of recent strategic actions, the Performance Polymers segment competes primarily in the NAFTA region.  Major competitors in the NAFTA region for the Performance Polymers segment include DAK Americas LLC, Indorama Group, Invista, Mossi & Ghisolfi Group, Nan Ya Plastics Corporation, and Wellman Inc., as well as Asian PET exporters.

SP SEGMENT

•	Overview

In the SP segment, the Company produces and markets specialized copolyesters and cellulosic plastics that possess differentiated performance properties for value-added end uses.  In 2008, the SP segment had sales revenue of $923 million, approximately 14 percent of Eastman’s total sales.

Eastman has the ability within its SP segment to modify its polymers and plastics to control and customize their final properties, creating numerous opportunities for new application development, including the expertise to develop new materials and new applications starting from the molecular level in the research laboratory to the final designed application.  The addition of the Tritan™ family of products significantly enhances the segment’s ability to customize copolyesters and cellulosic plastics for new markets and applications.  In addition, the SP segment has a long history of manufacturing excellence with strong process improvement programs providing continuing cost reduction.

The Company typically expects the SP segment to have gross margins of approximately 25 percent with sales revenue growth of five to seven percent annually.  In 2008, the operating margin for the SP segment was four percent as unprecedented raw material volatility, combined with substantial demand decline in the second half of the year, resulted in lower margins.  Over time, as demand growth returns to historical levels, management expects SP segment operating margins of 10 to 15 percent through a combination of improved capacity utilization and growth in higher margin product lines such as medical or liquid crystal displays (“LCD”), as well as growth in the newly launched TritanTM copolyester.

•	Products

The SP segment consists of two primary product lines, specialty copolyesters and cellulosics.  Eastman estimates that the market growth for copolyesters will continue to be higher than general domestic economic growth due to ongoing specialty copolyester material innovations and displacement opportunities.  Eastman believes that cellulosic materials will grow at the rate of the domestic economy in general, with the strong demand for cellulose esters in liquid crystal displays more than offsetting the decline in legacy photographic markets.  For both specialty copolyesters and cellulosic plastics, the SP segment benefits from integration into the Company’s polyester and acetyls streams.  The SP segment's specialty copolyesters are currently produced in Kingsport, Tennessee; Columbia, South Carolina; and Kuantan, Malaysia.  The cellulosic products are produced in Kingsport, Tennessee.

➢	Specialty Copolyesters

Eastman’s specialty copolyesters accounted for approximately 80 percent of the SP segment’s 2008 sales revenue.  Eastman’s specialty copolyesters, which generally are based on Eastman's production of cyclohexane dimethanol ("CHDM") modified polymers, typically fill a market position between polycarbonates and acrylics.  Polycarbonates traditionally have offered some superior performance characteristics, while acrylics have been less expensive.  Specialty copolyesters combine superior performance with competitive pricing and are being substituted for both polycarbonates and acrylics in some applications.

The SP segment continues to develop new applications for its core copolyesters to meet growing demand for greener copolyester products.  Eastman’s newest copolyester, Tritan™, enables the Company to move to higher value applications by adding high temperature resistance to the other properties of copolyesters, including toughness, chemical resistance, and excellent processability.  These traits allow Eastman to position TritanTM as an equal or superior alternative to polycarbonate, in part because TritanTM is a very desirable Bisphenol A (“BPA”)-free alternative for a variety of food contact or medical applications such as consumer housewares or baby bottles.  BPA is a raw material used in the production of certain polycarbonate plastics.  Some customers prefer plastics that do not contain BPA.

➢	Cellulosic Plastics

Cellulosics and cellulosic plastics accounted for approximately 20 percent of the SP segment’s 2008 sales revenue.  Sold under the TeniteTM brand, these products are known for their excellent balance of properties, including toughness, hardness, strength, surface gloss, clarity, chemical resistance, and warmth to the touch.  This product line includes TeniteTM acetate, TeniteTM butyrate, and TeniteTM propionate flake and polymers, as well as a family of colored products for each line.

In 2006, Eastman commercialized a new family of cellulosic polymers, VisualizeTM cellulosics, for the LCD market.  Through the development of new formulations and applications, Eastman’s LCD product line has continued to experience double digit revenue and operating earnings growth through 2008.

•	Strategy and Innovation

The SP segment is focused on providing consistent profit margins and generating cash which the Company can reinvest in the SP segment’s business for continued growth.  The Company continues to leverage the advantages of being an integrated polyester manufacturer and will continue to pursue opportunities within the integrated polyester stream.  The Company is utilizing rationalized PET assets to reduce SP copolyester conversion costs and expand production with larger scale assets.  In 2008, the Company completed the conversion of certain PET manufacturing assets in Columbia, South Carolina.

Through Eastman’s advantaged asset position and innovation efforts around applications development, the segment has increased specialty copolyesters sales volume to twice gross domestic product (“GDP”) growth over the past 5 years.  New applications include decorative films for hard surfaces such as wood molding and trim, shrink films for food packaging, and innovative clear handleware containers for beverages.  Additionally, increased environmental concerns related to BPA have created new opportunities for various applications for legacy copolyesters.

The LCD market is a developing growth market for the SP segment.  The Company continues to invest in the development of copolyester and cellulosic-based product solutions for this high-growth market, with the objective of being a strategic raw material supplier in the LCD market.

The addition of Tritan™ copolyester to Eastman’s SP product offering has created new opportunities for applications previously occupied by materials such as polycarbonate or polysulfone.  For example, in a number of food contact applications, OEMs and brand owners have already required the use of TritanTM, as it offers a BPA-free alternative that is clear, tough, and offers dishwasher durability.  Examples of such applications are baby bottles, sports bottles and food containers.  The Company’s first full scale manufacturing facility dedicated to the production of Tritan™ is scheduled to be operational in 2010.

•	Customers and Markets

The customer base in the SP segment is broad and diverse, consisting of approximately 620 companies worldwide in a variety of industries.  Approximately 80 percent of the SP segment’s 2008 sales revenue was attributable to approximately 65 customers.  The SP segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles.  By doing so, it is better able to understand its customers’ needs as those customers develop new products, and more effectively bring new solutions to market.

Specialty copolyesters are sold into a wide range of markets and applications including specialty packaging (medical and electronic component trays, shrink label films, general purpose packaging, and multilayer films); in-store fixtures and displays (point of purchase displays including indoor sign and store fixtures); consumer and durable goods (appliances, housewares, toys, and sporting goods); medical goods (disposable medical devices, health care equipment and instruments, and pharmaceutical packaging); personal care and consumer packaging (food and beverage packaging and consumer packaging); photographic film, optical film, fibers/nonwovens, tapes/labels, and LCD.  The new Tritan™ family of products is being sold into a range of markets including but not limited to, consumer housewares, infant care, small appliances and other consumer durables segments.  Additional applications and markets are currently under development.

•	Competition

The segment principally competes by leveraging price and product performance in specific applications.  The customers’ product selection is typically determined on an application-by-application basis and often by OEMs rather than by resin converters.  New market opportunities are coming from substitution of plastic for other materials, and displacement of other plastic resins in existing applications.  While historically the SP segment’s ability to compete was very closely tied to supply-demand balances of competing plastics, the addition of Tritan™, a material based on Eastman proprietary technology, opens new market opportunities in which Eastman expects to leverage the unique combination of properties of the new family of products.  In certain cases, we believe that Tritan™ offers a unique solution by bringing properties similar to polycarbonate without containing any BPA.

The SP segment believes that it maintains competitive advantages throughout the product life cycle.  At product introduction, the segment’s breadth of offerings combined with its research and development capabilities and customer service orientation enable it quickly to bring a wide variety of products to market.  As products enter the growth phase of the life cycle, the SP segment is able to continue to leverage its product breadth by generating sales revenue from multiple sources, as well as retaining customers from long-term relationships.  As products become more price sensitive, the SP segment can take advantage of Eastman's scale of operations, including conversion of rationalized PET assets, and vertical integration to maintain a superior product conversion cost position.

The industry has recently been confronted by unprecedented raw material cost volatility.  While raw material cost volatility is expected to continue into the future, the segment benefits from diversification of its raw materials base by using both coal for cellulosics, as well as petrochemical-based feedstocks for copolyesters.

Eastman’s primary competitors for copolyester products include SK Chemical Industries, Bayer AG, Saudi Basic Industries Corporation ("SABIC"), Dow and Evonvik Industries.  Competition for cellulosic plastics is primarily from other producers of cellulose ester polymers such as Acetati SpA and Daicel.

CORPORATE INITIATIVES - INDUSTRIAL GASIFICATION

In addition to its business segments, the Company manages certain costs and initiatives at the corporate level, including certain research and development costs not allocated to any one operating segment.  The most significant corporate initiative is industrial gasification, which consists of producing cost-advantaged chemicals from petroleum coke or coal instead of natural gas or petroleum.  The Company was the first to operate a commercial coal gasification facility in the United States in 1983 at its headquarters in Kingsport, Tennessee and has achieved industry-leading reliability and production capacity performance since that time.  The Company has developed significant operating experience and other know-how as well as proprietary intellectual property related to industrial gasification for the last quarter century.  The gasification initiatives are intended to leverage the Company's operational expertise and exploit the continued high price spread between coal and petroleum coke compared to oil and natural gas, and the chemicals derived from them.  The initiatives are intended to drive long-term growth in overall profitability and sales revenue for the Company.

As part of these initiatives, the Company entered into an agreement in 2007 with a co-investor to jointly develop an industrial gasification facility in Beaumont, Texas through TX Energy.   In June 2008, the Company acquired the co-investor’s ownership interest in TX Energy for approximately $35 million, which is primarily allocated to properties and equipment.  With this acquisition, the Company became the sole owner and developer of the Beaumont, Texas facility.  Front-end engineering and design is planned to be completed by mid-2009.  The Company is pursuing non-recourse project financing utilizing the Department of Energy’s Federal Loan Guarantee Program.  In 2008, the Company completed the purchase of an idled methanol and ammonia plant in Beaumont, Texas from Terra Industries Inc. and intends to restart these facilities using raw materials supplied via pipeline from the nearby gasification facility, once the gasification facility is complete.

The Company also continues development of additional industrial gasification projects and to make progress on research and development for converting gasification-derived synthesis gas and methanol to other chemicals that are of strategic interest.

In 2008, operating losses for corporate initiatives were $52 million compared with $47 million in 2007.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sales, Marketing, and Distribution

The Company markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and in over 35 other countries around the world.  Eastman has a marketing and sales strategy targeting industries and applications where Eastman products and services provide differentiated value.  Market, customer, and technical expertise are critical capabilities.  Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its five operating segments, Eastman is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals and plastics worldwide.

The Company's products are also marketed through indirect channels, which include distributors.  Non-U.S. sales tend to be made more frequently through distributors than U.S. sales.  The combination of direct and indirect sales channels, including sales online through its website, allows Eastman to reliably serve customers throughout the world.

The Company’s products are shipped to customers directly from Eastman's manufacturing plants, as well as from distribution centers worldwide.

Sources and Availability of Raw Material and Energy

Eastman purchases a substantial portion, estimated to be approximately 75 percent, of its key raw materials and energy through long-term contracts, generally of three to five years in initial duration with renewal or cancellation options for each party.  Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle.  The cost of raw materials and energy is generally based on market price at the time of purchase, and Eastman uses derivative financial instruments, valued at quoted market prices, to mitigate the impact of short-term market price fluctuations.  Key raw materials include propane, ethane, paraxylene, ethylene glycol, PTA, coal, cellulose, methanol, and a wide variety of precursors for specialty organic chemicals.   Key purchased energy sources include natural gas, steam, coal, and electricity.  The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of its supplier selection process.  When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans designed to minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements.  However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure.  Eastman’s operations or products have been in the past and may be in the future, at times, adversely affected by these factors.  The Company’s raw material and energy costs as a percent of total cost of operations were estimated to be approximately 70 percent in 2008, 2007 and 2006.

Capital Expenditures

Capital expenditures were $650 million, $518 million, and $389 million for 2008, 2007, and 2006, respectively.  The increased capital spending in 2008 was primarily due to investment in strategic initiatives, particularly in the Fibers, Performance Polymers, and SP segments and spending related to the Company’s corporate initiatives, primarily the industrial gasification project.

Employees

Eastman employs approximately 10,500 men and women worldwide.  Approximately 4 percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced.  The top 100 customers accounted for approximately 70 percent of the Company's 2008 sales revenue.

Intellectual Property and Trademarks

While the Company’s intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret.  As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns over 750 active United States patents and more than 1,600 active foreign patents, expiring at various times over several years, and also owns over 2,500 active worldwide trademark applications and registrations.  The Company’s intellectual property relates to a wide variety of products and processes.  Eastman continues actively to protect its intellectual property.  As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to core businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.  To date, efforts have been focused on acetyls technology in the PCI segment.  The Company also is actively pursuing licensing opportunities for its IntegRexTM technology in the Performance Polymers segment.

Research and Development

For 2008, 2007, and 2006, Eastman’s research and development expenses totaled $158 million, $156 million, and $155 million, respectively.

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

The Company's cash expenditures related to environmental protection and improvement were estimated to be approximately $218 million, $209 million, and $214 million in 2008, 2007, and 2006, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies", and 13, "Environmental Matters", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

Backlog

On January 1, 2009 and 2008, Eastman’s backlog of firm sales orders represented less than 10 percent of the Company’s total consolidated revenue for the previous year.  These orders are primarily short-term and all orders are expected to be filled in the following year.  The Company manages its inventory levels to control the backlog of products depending on customers' needs.  In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Financial Information About Geographic Areas

For sales revenue and long-lived assets by geographic areas, see Note 23, "Segment Information", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

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

Stockholder Information

Corporate Offices Address: See Cover Page to this Annual Report on Form 10-K
Telephone: 877-EMN-INFO (877-366-4636)
Corporate Website: www.eastman.com

Annual Meeting:
Toy F. Reid Employee Center
Kingsport, Tennessee
Thursday, May 7, 2009
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
In the United States: 800-937-5449
Outside the United States: (1) 212-936-5100 or (1) 718-921-8200
Website: www.amstock.com

New York Stock Exchange and Securities and Exchange Commission Certifications

In 2008, the Company submitted to the New York Stock Exchange (the "NYSE") the certification of the Chief Executive Officer that he was not aware of any violation by Eastman Chemical Company of the NYSE's corporate governance listing standards as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.  In addition, the Company has filed with the SEC, as exhibits to this Form 10-K for the year ended December 31, 2008, the Chief Executive Officer's and the Chief Financial Officer's certifications regarding the quality of the Company's public disclosure, disclosure controls and procedures, and internal controls over financial reporting as required by Section 302 of the Sarbanes-Oxley Act of 2002 and related SEC rules.

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part II – Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors" of this 2008 Annual Report on Form 10-K.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

J. Brian Ferguson, age 54, is Chairman of the Board and Chief Executive Officer.  Mr. Ferguson joined the Company in 1977.  He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1996, was named President, Eastman Chemical Asia Pacific in 1998, became President, Polymers Group in 1999, became President, Chemicals Group in 2001, and was elected to his current position in 2002.  Mr. Ferguson will become Executive Chairman of the Board effective May 7, 2009 when James P. Rogers succeeds him as Chief Executive Officer.

James P. Rogers, age 57, is President of Eastman Chemical Company and Chemicals & Fibers Business Group Head and is a member of the Board of Directors.  Mr. Rogers was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003.  Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002, was also appointed Chief Operations Officer of Eastman Division.  He was appointed to his current position in 2006.  Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation ("GAF").  He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.  Mr. Rogers will become President and Chief Executive Officer of the Company effective immediately following the Annual Meeting of Stockholders on May 7, 2009.

Mark J. Costa, age 42, is Executive Vice President, Polymers Business Group and Chief Marketing Officer.  Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy & Marketing and was appointed to his current position in August 2008.  Prior to joining Eastman, Mr. Costa was a senior partner within Monitor Group's integrated North American and global client service networks.  He joined Monitor in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries, including specialty and commodity chemicals, electricity, natural gas and truck/auto manufacturing.

Theresa K. Lee, age 56, is Senior Vice President, Chief Legal Officer and Corporate Secretary.  Ms. Lee joined Eastman as a staff attorney in 1987, served as Assistant General Counsel for the health, safety, and environmental legal staff from 1993 to 1995, and served as Assistant General Counsel for the corporate legal staff from 1995 until her appointment as Vice President, Associate General Counsel and Secretary in 1997.  She became Vice President, General Counsel, and Corporate Secretary of Eastman in 2000 and was appointed to her current position in 2002.

Ronald C. Lindsay, age 50, is Senior Vice President, Corporate Strategy and Regional Leadership.  He joined Eastman in 1980 and held a number of positions in manufacturing and business organizations.  In 2003, Mr. Lindsay was appointed Vice President and General Manager of the Intermediates Business Organization, in 2005 became Vice President, Performance Chemicals Business, and in 2006 was appointed Senior Vice President and Chief Technology Officer.  He was appointed to his current position in August 2008.

Norris P. Sneed, age 53, is Senior Vice President and Chief Administrative Officer.  Mr. Sneed joined the Company in 1979 as a chemical engineer at Eastman’s South Carolina Operations.  In 1989, he was assigned to Eastman’s Arkansas Operations where he was superintendent for different manufacturing and new business development departments.  In 1997, he served as assistant to the Chief Executive Officer.  He was named managing director for Eastman’s Argentina operations in 1999, Vice President of Organization Effectiveness in 2001, and was appointed Senior Vice President, Human Resources, Communications and Public Affairs in June 2003.   Mr. Sneed was appointed to his current position in September 2008.

Curtis E. Espeland, age 44, is Senior Vice President and Chief Financial Officer.  Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Vice President, Finance, Polymers Business Group; Vice President, Finance, Eastman Division; Vice President and Controller: Director of Corporate Planning and Forecasting; Director of Finance, Asia Pacific; and Director of Internal Auditing. He served as the Company's Chief Accounting Officer from December 2002 to 2008.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP.  Mr. Espeland was appointed to his current position in September 2008.

Greg W. Nelson, age 46, is Senior Vice President and Chief Technology Officer.  Dr. Nelson joined Eastman in 1988 in the Research and Development organization, and served in various positions in technology, including Technology Manager for the Flexible Plastics business, Vice President, Polymers Technology, and Vice President Corporate Technology from 2007 until appointed to his current position in August 2008.

Scott V. King, age 40, is Vice President, Controller and Chief Accounting Officer.  Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, he has held various positions of increasing responsibility in the financial organization, and was appointed Vice President and Controller in August 2007.  Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.  Mr. King was appointed to his current position in September 2008.

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2008, Eastman operated eleven manufacturing sites in seven countries.  Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants are substantially idle.  The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.  These plants are generally well maintained, in good operating condition, and suitable and adequate for their use.  Unless otherwise indicated, all of the properties are owned.  The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	CASPI	PCI	SP	Performance Polymers	Fibers

USA
Jefferson, Pennsylvania	x
Columbia, South Carolina			x	x
Kingsport, Tennessee	x	x	x	x	x
Longview, Texas	x	x	x	x
Franklin, Virginia(1)	x
Europe
Workington, England					x
Middelburg, the Netherlands	x
Asia Pacific
Kuantan, Malaysia (1)			x
Jurong Island, Singapore (1)	x	x
Zibo City, China(2)	x	x
Latin America
Uruapan, Mexico	x

(1)	Indicates a location that Eastman leases from a third party.
(2)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

In 2008, the Company completed the purchase of an idled methanol and ammonia plant in Beaumont, Texas from Terra Industries Inc. and intends to restart these facilities using raw materials supplied via pipeline from its nearby gasification facility, once the gasification facility is complete.

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

A summary of properties, classified by type, is included in Note 4, "Properties and Accumulated Depreciation", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EMN".  The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2008 and 2007.

		High	Low	Cash Dividends Declared
2008	First Quarter	$67.77	$56.31	$0.44
	Second Quarter	78.29	62.16	0.44
	Third Quarter	69.45	52.91	0.44
	Fourth Quarter	55.22	25.87	0.44
2007	First Quarter	$64.77	$57.54	$0.44
	Second Quarter	69.77	63.02	0.44
	Third Quarter	72.44	61.55	0.44
	Fourth Quarter	68.97	58.81	0.44

As of December 31, 2008, there were 72,547,177 shares of the Company's common stock issued and outstanding, which shares were held by 24,917 stockholders of record.  These shares include 82,674 shares held by the Company's charitable foundation.  The Company has declared a cash dividend of $0.44 per share during the first quarter of 2009, payable on April 1, 2009 to stockholders of record on March 16, 2009.  Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter.  The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant.  Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

See Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this 2008 Annual Report on Form 10-K for the information required by Item 201(d) of Regulation S-K.

(b)  Not applicable.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in Millions) that May Yet Be Purchased Under the Plans or Programs (3)
October 1- 31, 2008	--	$--	0	$117
November 1-30, 2008	--	$--	0	$117
December 1-31, 2008	484	$30.28	0	$117
Total	484	$30.28	0	$117

(1)
Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.  Shares are not part of any Company repurchase plan.

(2)
Average price paid per share reflects the closing price of Eastman common stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations.

(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2008, a total of 9.4 million shares have been repurchased under this authorization for a total amount of $583 million. For additional information, see Note 15, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

ITEM 6.         SELECTED FINANCIAL DATA

Summary of Operating Data	Year Ended December 31,

(Dollars in millions, except per share amounts)	2008	2007	2006	2005	2004

Sales	$6,726	$6,830	$6,779	$6,460	$6,019
Operating earnings	519	504	654	740	146

Earnings from continuing operations	328	321	427	541	146
Earnings (loss) from discontinued operations	--	(10)	(18)	16	24
Gain (loss) from disposal of discontinued operations	18	(11)	--	--	--
Net earnings	$346	$300	$409	$557	$170

Basic earnings per share
Earnings from continuing operations	$4.36	$3.89	$5.20	$6.70	$1.88
Earnings (loss) from discontinued operations	0.23	(0.26)	(0.22)	0.20	0.32
Net earnings	$4.59	$3.63	$4.98	$6.90	$2.20

Diluted earnings per share
Earnings from continuing operations	$4.31	$3.84	$5.12	$6.61	$1.86
Earnings (loss) from discontinued operations	0.24	(0.26)	(0.21)	0.20	0.32
Net earnings	$4.55	$3.58	$4.91	$6.81	$2.18

Statement of Financial Position Data

Current assets	$1,423	$2,293	$2,422	$1,924	$1,768
Net properties	3,198	2,846	3,069	3,162	3,192
Total assets	5,281	6,009	6,132	5,737	5,839
Current liabilities	832	1,122	1,059	1,051	1,099
Long-term borrowings	1,442	1,535	1,589	1,621	2,061
Total liabilities	3,728	3,927	4,103	4,125	4,655
Total stockholders’ equity	1,553	2,082	2,029	1,612	1,184
Dividends declared per share	1.76	1.76	1.76	1.76	1.76

In June 2008, the Company acquired Green Rock Energy, L.L.C.’s ("Green Rock") 50 percent ownership interest in TX Energy, L.L.C. (“TX Energy”) for approximately $35 million, which is primarily allocated to properties and equipment.  In October 2007, the Company entered into an agreement with Green Rock to jointly develop an industrial gasification facility in Beaumont, Texas through TX Energy.  The results of operations of TX Energy for the periods subsequent to the acquisition have been included in Eastman's consolidated financial statements.  If TX Energy had been consolidated for the periods prior to the acquisition, the Company’s consolidated revenue, net income and earnings per share would not have been materially different than reported.  With this acquisition, the Company became the sole owner and developer of the industrial gasification facility in Beaumont, Texas.

In first quarter 2008, the Company completed the sale of its polyethylene terephthalate (“PET”) polymers and purified terephthalic acid (“PTA”) manufacturing facilities in Rotterdam, the Netherlands and the PET manufacturing facility in Workington, United Kingdom and related businesses.  Results from, charges related to, and gains and losses from disposal of the San Roque, Spain, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management Discussion and Analysis" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Discontinued Operations and Assets Held for Sale" and Note 17, "Divestitures" of this 2008 Annual Report on Form 10-K.

In second quarter 2007, the Company completed the sale of its San Roque, Spain PET manufacturing facility.   During fourth quarter 2007, the Company sold its PET polymers production facilities in Cosoleacaque, Mexico and Zarate, Argentina and the related businesses and entered into definitive agreements to sell its PET polymers production facilities in Rotterdam, the Netherlands and Workington, United Kingdom and the related businesses.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management Discussion and Analysis" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Discontinued Operations and Assets Held for Sale" and Note 17, "Divestitures" of this 2008 Annual Report on Form 10-K.

In fourth quarter 2006, the Company completed the sale of its Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines in the Performance Chemicals and Intermediates segment and the sale of its polyethylene and EpoleneTM polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.  The polyethylene assets and product lines were in the Performance Polymers segment, while the EpoleneTM assets and product lines were in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management Discussion and Analysis" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 17, "Divestitures" of this 2008 Annual Report on Form 10-K.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company’s management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to impairment of long-lived assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company’s management believes the critical accounting estimates described below are the most important to the fair presentation of the Company’s financial condition and results.  These estimates require management’s most significant judgments in the preparation of the Company’s consolidated financial statements.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results or earnings per share is low.  However, if one of the Company’s key customers were to file for bankruptcy, or otherwise be unable to make its required payments, or there was a significant continued slow-down in the economy, the Company could be forced to increase its allowances.  This could result in a material charge to earnings.  The Company’s allowances were $7 million and $5 million at December 31, 2008 and 2007, respectively.

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

The provisions of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill.  The carrying value of goodwill and indefinite-lived intangibles is considered impaired when their fair value, as established by appraisal or based on undiscounted future cash flows of certain related products, is less than their carrying value.  The Company conducts its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.   Goodwill and indefinite-lived intangibles primarily consist of goodwill in the Chemicals, Adhesives, Specialty Polymers and Inks (“CASPI”) segment, which has maintained earnings through the second half of 2008.  As such, recent events did not warrant retesting.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As the Company’s assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future.  If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings.  The Company recognized no fixed (tangible) asset impairment costs and no definite-lived intangible asset impairment costs in results from continuing operations during 2008.  The Company recognized fixed (tangible) asset impairment costs of $120 million and definite-lived intangible asset impairment costs of $2 million in results from continuing operations during 2007.

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $21 million at December 31, 2008.

In accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations," (“SFAS No. 143”) the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains.  Environmental assets, as defined in SFAS No. 143, include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements.  These future expenses are charged against earnings over the estimated useful life of the assets.  Currently, the Company estimates the useful life of each individual asset is up to 50 years.  If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, expenses to be charged against earnings could increase or decrease.

In accordance with Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” ("FIN 47"), the Company also monitors conditional obligations and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The Company’s reserve was $41 million at December 31, 2008 and $42 million at December 31, 2007, representing the minimum or best estimate for remediation costs and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs.

Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Additionally, Eastman provides life insurance and health care benefits for eligible retirees and health care benefits for retirees’ eligible survivors.  The costs and obligations related to these benefits reflect the Company’s assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets.  For the U.S., at December 31, 2008, the Company assumed a discount rate of 6.08 percent on its defined benefit pension plan, 6.09 percent on its other post-employment benefit plan and an expected return on assets of 9 percent.  The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects its 2009 pension expense to be similar to 2008.  The December 31, 2008 projected benefit obligation and 2009 expense are affected by year-end 2008 assumptions.  The sensitivities below are specific to the time periods noted.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The following table illustrates the sensitivity to changes in the Company’s long-term assumptions in the expected return on assets and assumed discount rate for the U.S. pension plan and other postretirement welfare plans:

Change in Assumption	Impact on 2009 Pre-tax U.S. Benefits Expense	Impact on December 31, 2008 Projected Benefit Obligation for U.S. Pension Plan	Impact on December 31, 2008 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$39 Million	+$22 Million

25 basis point increase in discount rate	-$5 Million	-$37 Million	-$21 Million

25 basis point decrease in expected return on assets	+$3 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$3 Million	No Impact	N/A

The expected return on assets and assumed discount rate used to calculate the Company’s pension and other post-employment benefit obligations are established each December 31.  The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equity markets.  Historically, the Company has achieved an actual return which was equal to or greater than the expected return on assets.  However, due to the global recession in 2008, the actual returns for 2008 were below expected returns.  The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected durations of the pension and post-employment benefit obligations.  As future benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care trend assumptions do not have a material impact on the results of operations.

The Company uses the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years.  If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease.  The charges applied to earnings in 2008, 2007, and 2006 due to the amortization of these unrecognized actuarial losses, largely due to actual experience versus assumptions of discount rates, were $37 million, $47 million, and $54 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate during 2009 will impact the cash contributions to be made to the pension plans during 2009.  However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders’ equity, as of December 31, 2009 for the impact on the pension’s projected benefit obligation of the change in interest rates, if any.  While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years.  The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors.  For further information regarding pension and other post-employment obligations, see Note 11, "Retirement Plans", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

Litigation and Contingent Liabilities

From time to time, the Company and its operations are parties to or targets of lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business.  The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred.  Based upon facts and information currently available, the Company believes the amounts reserved are adequate for such pending matters; however, results of operations could be affected by monetary damages, costs or expenses, and charges against earnings in particular periods.

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  In the event that the actual outcome of future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position.  As of December 31, 2008, a valuation allowance of $131 million has been provided against the deferred tax assets.

In accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109”, the Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions which is recorded as a component of the income tax provision.

Prior to 2007, the Company determined tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”  The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

STRATEGIC ACTIONS AND RELATED PRESENTATION OF NON-GAAP FINANCIAL MEASURES

During 2007 and 2008, the Company took strategic actions in its Performance Polymers segment to address its underperforming polyethylene terephthalate (“PET”) manufacturing facilities outside the United States.  In second quarter 2007, the Company completed the sale of its PET manufacturing facility in Spain and in first quarter 2008, the Company completed the sale of its PET polymers and purified terephthalic acid (“PTA”) manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom and related businesses.  Results from, charges related to, and gains and losses from disposal of the Spain, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  In fourth quarter 2007, the Company completed the sale of its Mexico and Argentina manufacturing facilities.  As part of this divestiture, the Company entered into transition supply agreements for polymer intermediates.  In order to provide a better understanding of the impact on Performance Polymers segment results of the divested Latin American PET assets, this Management's Discussion and Analysis includes certain financial measures with and without sales and operating results in Latin America from PET manufacturing facilities and related businesses in Mexico and Argentina and with and without contract polymer intermediates sales.

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

Also in fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $9 million and $49 million in 2008 and 2007, respectively.  For more information on accelerated depreciation costs, see "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis.

In 2008, the Company sold certain mineral rights at an operating manufacturing site, recognizing $16 million of other operating income.

This Management's Discussion and Analysis includes the following non-GAAP financial measures and accompanying reconciliations to the most directly comparable GAAP financial measures.  The non-GAAP financial measures used by the Company may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.
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

•
Company and segment gross profit, operating earnings and earnings from continuing operations excluding accelerated depreciation costs, asset impairments and restructuring charges, and other operating income; and

•	Company earnings from continuing operations excluding net deferred tax benefits related to the previous divestiture of businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman's management believes that contract ethylene sales under the transition agreement related to the divestiture of the PE product lines, the contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina, and the other operating income from the sale of mineral rights do not reflect the continuing and expected future business of the PCI and Performance Polymers segments or of the Company.  In addition, for evaluation and analysis of ongoing business results and of the impact on the Company and segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, management believes that Company and segment earnings from continuing operations should be considered both with and without accelerated depreciation costs, asset impairments and restructuring charges, and deferred tax benefits related to the previous divestiture of businesses, and that Company and segment sales and results from continuing operations should be considered both with and without sales revenue and results from continuing operations from sales in Latin America of PET products manufactured at the divested Mexico and Argentina manufacturing facilities.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the identified items.  Management utilizes Company and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

2008 OVERVIEW

The Company generated sales revenue of $6.7 billion for 2008 compared to $6.8 billion for 2007.  Excluding the results of contract ethylene sales, contract polymer intermediates sales, and sales from divested PET facilities in Mexico and Argentina, sales revenue increased by 3 percent.  The sales revenue increase was due to increased selling prices in response to higher raw material and energy costs more than offsetting lower sales volume.  Although the Company had some volume decline through the first nine months 2008 compared to first nine months 2007, in addition to normal seasonality, Eastman’s sales volumes had an unprecedented drop in fourth quarter 2008 due to the global recession.

Operating earnings were $519 million in 2008 compared to $504 million in 2007.  Excluding accelerated depreciation costs, asset impairments and restructuring charges and other operating income, operating earnings were $558 million in 2008 compared with $665 million in 2007.  The Company had strong results, despite Eastman, and the chemical industry as a whole, facing unprecedented declines in demand, particularly in fourth quarter 2008, extremely volatile raw material and energy costs and an uncertain global economy.   The lower full year operating earnings were driven by the year over year decline in fourth quarter results, primarily due to the sharp deterioration in demand.  This decline in demand caused lower sales volume and historically low capacity utilization which resulted in higher unit costs.  These challenges resulted in lower than anticipated operating margins for the majority of the segments and the Company as a whole.

Primarily as a result of strategic actions related to the Performance Polymers and PCI segments, as well as a corporate severance program, operating earnings in 2008 were negatively impacted by $46 million in asset impairments and restructuring charges and $9 million of accelerated depreciation costs, and were positively impacted by $16 million in other operating income.  Operating earnings in 2007 were negatively impacted by $112 million in asset impairments and restructuring charges and $49 million of accelerated depreciation costs.  Asset impairments and restructuring charges for 2007 were primarily related to the divestiture of the Company’s Mexico and Argentina PET manufacturing sites.

Earnings from continuing operations increased by $7 million for 2008 as compared to 2007.  Excluding accelerated depreciation costs and asset impairments and restructuring charges, net, earnings from continuing operations were $342 million and $423 million, respectively.  Earnings from continuing operations for 2008 compared to 2007 benefited from a lower effective tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company generated $653 million in cash from operating activities during 2008 compared to $732 million generated by operating activities in 2007.  The difference was primarily due to a more challenging economic environment resulting in lower net earnings excluding accelerated depreciation and asset impairments and restructuring charges.  In 2007, the Company contributed $100 million to its U.S. defined benefit pension plan and did not make any contributions in 2008.  In 2008, the Company received proceeds from sales of assets and investments of $337 million, repurchased shares totaling $501 million, and repaid $175 million of borrowings.

The Company believes that cash balances, cash flows from operations, and external sources of liquidity will be available and sufficient to meet foreseeable cash flow requirements.  As of December 31, 2008, the Company had $387 million of cash and cash equivalents and an undrawn $700 million committed revolving credit facility (the “Credit Facility”).  The Credit Facility is substantially available through 2013, is supported by a diverse group of banks, and can be drawn for general corporate purposes.  The Company is currently in compliance with all covenants under the Credit Facility.  In addition, there are no material debt maturities until 2012.  The Company believes the combination of cash from operations, manageable leverage, and committed external sources of liquidity provides a solid financial foundation that positions it well in the current volatile economic and financial environments.

In addition to the completion of the sale of its PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom in first quarter 2008, actions to improve the performance of its Performance Polymers segment including the transformation at the South Carolina facility.  In the Fibers segment, the Company completed the acetate tow capacity expansion in the United Kingdom and announced a cellulose acetate tow alliance in Korea.  Eastman continued to progress on its strategic growth initiatives including the industrial gasification project in the U.S. Gulf Coast and.

In June 2008, as part of the progression on the gasification project in Beaumont, Texas, the Company acquired entire ownership interest in TX Energy, L.L.C. ("TX Energy") for approximately $35 million, which is primarily allocated to properties and equipment.  Front-end engineering and design for the project is planned to be completed by mid-2009.  The Company is pursuing non-recourse project financing utilizing the Department of Energy’s Federal Loan Guarantee Program and its completed application was submitted in November 2008.   In 2008, the Company completed the purchase of an idled methanol and ammonia plant in Beaumont, Texas from Terra Industries Inc. and intends to restart these facilities using raw materials supplied via pipeline from the nearby gasification facility, once the gasification facility is complete.

 In December 2008, the Company announced an alliance with SK Chemicals Company Ltd. (“SK”) to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business, with the facility to be constructed by SK in Korea.  Eastman will have majority ownership and will operate the facility.  Construction began in first quarter 2009 and is expected to be completed during second quarter 2010.   Annual capacity at the site is expected to be approximately 27,000 metric tons and Eastman’s total worldwide capacity for acetate tow is expected to exceed 200,000 metric tons, an increase of 15 percent.  The impact on global capacity is estimated to be an increase of approximately two percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company’s results of operations as presented in the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K are summarized and analyzed below.

SUMMARY OF CONSOLIDATED RESULTS - 2008 COMPARED WITH 2007

				Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2008	2007	Change

Sales	$6,726	$6,830	(1) %	(11) %	9%	-- %	1%

Sales - sales from Mexico and Argentina PET manufacturing facilities (1)	--	413
Sales – contract polymer intermediates sales (2)	138	15
Sales - contract ethylene sales (3)	314	314

Sales – excluding listed items	$6,274	$6,088	3%	(7) %	9%	-- %	1%

(1)	Sales revenue for 2007 includes sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.
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

Sales revenue for 2008 compared to 2007 decreased $104 million.  Excluding contract ethylene sales, contract polymer intermediates sales, and sales from Mexico and Argentina PET manufacturing facilities, sales revenue increased 3 percent primarily due to higher selling prices in all segments in response to higher raw material and energy costs more than offsetting lower sales volume, particularly in the Performance Polymers, PCI, and CASPI segments.  Although the Company experienced some volume decline through the first nine months 2008 compared to first nine months 2007, the global recession, experienced particularly in fourth quarter 2008, resulted in an unprecedented decrease in sales volume across all segments and all regions in fourth quarter 2008 compared to fourth quarter 2007.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2008	2007	Change

Gross Profit	$1,126	$1,192	(6) %
As a percentage of sales	17%	17%

Accelerated depreciation included in cost of goods sold	9	49

Gross Profit excluding accelerated depreciation costs	1,135	1,241	(9) %
As a percentage of sales	17%	18%

Gross profit for 2008 decreased compared with 2007 in the PCI, Specialty Plastics (“SP”) and CASPI segments partially offset by increases in the Performance Polymers and Fibers segments, as higher raw material and energy costs more than offset higher selling prices.  Gross profit included accelerated depreciation costs of $9 million and $49 million in 2008 and 2007, respectively, resulting from the previously reported shutdowns of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's 2008 raw material and energy costs increased by approximately $600 million compared with 2007.

An unprecedented decline in demand caused lower sales volume and historically low capacity utilization resulting in higher unit costs in fourth quarter 2008.  The historically low capacity utilization rates in the fourth quarter negatively affected the average capacity utilization rate for the full year 2008.

(Dollars in millions)	2008	2007	Change

Selling, General and Administrative Expenses ("SG&A")	$419	$420	-- %
Research and Development Expenses ("R&D")	158	156	1%
	$577	$576	-- %
As a percentage of sales	9%	8%

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $46 million and $112 million in 2008 and 2007, respectively.  Asset impairments and restructuring charges in 2008 were primarily for restructuring at the South Carolina facility in the Performance Polymers segment, severance and pension costs from the decision to close a previously impaired site in the United Kingdom in the PCI segment, and severance costs resulting from a corporate severance program.  Asset impairments and restructuring charges in 2007 were primarily costs associated with the PET manufacturing facilities in Mexico and Argentina sold in fourth quarter 2007.  For more information regarding asset impairments and restructuring charges, primarily related to recent strategic decisions and actions, see the Performance Polymers and PCI segments discussion and Note 18, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

Other Operating Income, Net

Other operating income, net for 2008 reflects proceeds of $16 million from the sale of certain mineral rights at an operating manufacturing site.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings

	2008	2007	Change
(Dollars in millions)

Operating earnings	$519	$504	3%
Accelerated depreciation included in cost of goods sold	9	49
Asset impairments and restructuring charges, net	46	112
Other operating income, net	(16)	--
Operating earnings excluding accelerated depreciation costs, asset impairment and restructuring charges, net, and other operating income, net	$558	$665	(16) %

Interest Expense, Net

(Dollars in millions)	2008	2007	Change

Gross interest costs	$106	$113
Less: capitalized interest	12	10
Interest expense	94	103	(9) %
Interest income	24	41
Interest expense, net	$70	$62	13%

Gross interest costs for 2008 compared to 2007 were lower due to lower average interest rates and lower average borrowings.  Interest income in 2008 compared to 2007 was lower due to lower average invested cash balances and lower average interest rates.

For 2009, the Company expects net interest expense to increase compared with 2008 primarily due to lower interest income, driven by lower average invested cash balances and lower average interest rates.

Other Charges (Income), Net

(Dollars in millions)	2008	2007

Foreign exchange transactions losses (gains)	$17	$(11)
Equity and business venture investments losses (gains)	6	(12)
Other, net	(3)	(5)
Other charges (income), net	$20	$(28)

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains on the sale of business venture investments, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, other non-operating income or charges related to Holston Defense Corporation ("HDC"), gains from the sale of non-operating assets, royalty income, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Equity and business venture investments (gains) losses include gains of $4 million in both 2008 and 2007 resulting from a favorable decision of the U.S. Department of the Army to reimburse post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary.  This gain reflected a portion of the unrecognized gain resulting from the reimbursement decision that will be amortized into earnings over future periods.  For additional information, see Note 11, "Retirement Plans", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Provision for Income Taxes

(Dollars in millions)	2008	2007	Change

Provision for income taxes	$101	$149	(32) %
Effective tax rate	24%	32%

The 2008 effective tax rate reflects the Company’s tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 27 percent.  The 2008 effective tax rate was impacted by a $16 million benefit resulting from a gasification investment tax credit of $11 million and a research and development credit of $5 million, a $14 million benefit from state income tax credits (net of federal tax effect), and a $6 million benefit from the settlement of a non-U.S. income tax audit.

The 2007 effective tax rate reflects the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 33 percent.

The Company expects its effective tax rate in 2009 will be between 30 and 33 percent, including investment tax credits and research and development tax credits.

Earnings from Continuing Operations

(Dollars in millions)	2008	2007

Earnings from continuing operations	$328	$321
Accelerated depreciation included in cost of goods sold, net of tax	6	31
Asset impairments and restructuring charges, net of tax	32	71
Other operating income, net	(10)	--
Net deferred tax benefits related to the previous divestiture of businesses	(14)	--
Earnings from continuing operations excluding accelerated depreciation costs, net of tax, asset impairments and restructuring charges, net of tax, other operating income, net, and net deferred tax benefits related to the previous divesture of businesses	$342	$423

Net Earnings

(Dollars in millions)	2008	2007

Earnings from continuing operations	$328	$321
Loss from discontinued operations, net of tax	--	(10)
Gain (loss) on disposal of discontinued operations, net of tax	18	(11)
Net earnings	$346	$300

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gain on disposal of discontinued operations, net of tax of $18 million in 2008 is from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million in first quarter 2008.  The loss on disposal of discontinued operations, net of tax of $11 million in 2007 is from the sale of the Company's PET polymers manufacturing facility in Spain for approximately $42 million.  During 2007, the Company also recognized site closure costs of $4 million, net of tax, for the San Roque PET site.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the SP segment.  For additional information concerning the Company’s operating businesses and products, refer to Note 23, "Segment Information", to the consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 23, "Segment Information", as "other" sales revenue and operating losses.

CASPI Segment
			Change
(Dollars in millions)	2008	2007	$	%

Sales	$1,524	$1,451	$73	5%
Volume effect			(148)	(10) %
Price effect			167	12%
Product mix effect			34	2%
Exchange rate effect			20	1%

Operating earnings	202	235	(33)	(14) %

Asset impairments and restructuring gains	--	(1)	(1)

Other operating income	(5)	--	(5)

Operating earnings excluding asset impairments and restructuring gains and other operating income	197	234	(37)	(16) %

Sales revenue for 2008 increased $73 million compared to 2007 due to higher selling prices partially offset by lower sales volume.  The higher selling prices were in response to higher raw material and energy costs, particularly for propane, propylene, and adhesives raw materials.  Sales volume declined due primarily to the recession in North America and the divestiture of certain adhesives product lines, partially offset by slightly higher sales volume in Asia Pacific.

Excluding asset impairments and restructuring gains and other operating income, operating earnings for 2008 decreased $37 million compared to 2007 due primarily to lower sales volume and lower capacity utilization, particularly in fourth quarter, causing higher unit costs.  Other operating income for 2008 reflects the segment’s allocated portion of proceeds from the sale of certain mineral rights at an operating manufacturing site.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating margins, typically in the range of 15 percent to 20 percent, were slightly below the anticipated range in 2008 due primarily to the impact of the recession in North America, particularly in the automotive and construction industries.

Fibers Segment
			Change
(Dollars in millions)	2008	2007	$	%

Sales	$1,045	$999	$46	5%
Volume effect			(11)	(1) %
Price effect			59	6%
Product mix effect			(3)	-- %
Exchange rate effect			1	-- %

Operating earnings	238	238	--	-- %

Sales revenue for 2008 increased $46 million compared to 2007 due to higher selling prices.  The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp and coal.  An increase in acetate tow sales volume was offset by a decrease in acetyl chemical and acetate yarn sales volume.

Operating earnings for 2008 were flat compared to 2007, as an increase in acetate tow sales volume was offset by a decrease in acetyl chemical and acetate yarn sales volume.

The capacity expansion of the Company's acetate tow plant in Workington, England was completed in 2008, expanding Eastman's world-wide capacity by five percent, better enabling Eastman to serve existing customers in Western Europe and the growing demand in Eastern Europe.

In December 2008, the Company announced an alliance with SK to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business, with the facility to be constructed by SK in Korea.  Eastman will have majority ownership and will operate the facility.  Construction began in first quarter 2009 and should be completed during the second quarter 2010.

Despite current economic conditions, the Fibers segment had operating margins in its typical 20 percent to 25 percent range in 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
			Change
(Dollars in millions)	2008	2007	$	%

Sales	$2,160	$2,095	$65	3%
Volume effect			(219)	(10) %
Price effect			289	14%
Product mix effect			(15)	(1) %
Exchange rate effect			10	-- %

Sales – contract ethylene sales	314	314	--

Sales – excluding listed items	1,846	1,781	65	4%
Volume effect			(135)	(8) %
Price effect			225	13%
Product mix effect			(35)	(2) %
Exchange rate effect			10	1%

Operating earnings	153	220	(67)	(31) %

Accelerated depreciation costs included in cost of goods sold	5	19	(14)

Asset impairments and restructuring charges (gains)	22	(1)	23

Other operating income	(9)	--	(9)

Operating earnings excluding accelerated depreciation costs, asset impairments and restructuring charges (gains), and other operating income	171	238	(67)	(28) %

Sales revenue for 2008 increased $65 million compared to 2007.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006, sales revenue increased due to higher selling prices in response to higher raw material and energy costs, partially offset by lower sales volumes, particularly in fourth quarter 2008.  Lower sales volumes were primarily in olefin-based derivative products, particularly for Asia, and bulk olefins product lines related to the previously reported shutdown of a cracking unit in fourth quarter 2007.  Contract ethylene sales revenues remained unchanged as higher selling prices offset lower sales volume resulting from the shutdown of one of the Company’s cracking units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding accelerated depreciation costs, asset impairments and restructuring charges (gains) and other income, operating earnings in 2008 decreased $67 million compared to 2007.  The decline was primarily in the Asia Pacific region due to lower sales volume, particularly for olefin-based derivative product lines, and higher raw material and energy costs partially offset by higher selling prices.  Sales revenue and operating earnings for 2007 included $22 million of earnings from the licensing of acetyl technology.  In addition, 2007 operating earnings were impacted by favorable market conditions.  In 2007, contract ethylene sales had minimal impact on operating earnings.  The accelerated depreciation costs were related to the continuation of the previously reported planned staged phase-out of older cracking units at the Company's Longview, Texas facility.  Asset impairments and restructuring charges for 2008 consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.  Asset impairments and restructuring gains for 2007 were primarily related to severance costs related to a voluntary reduction in force in 2006.  Other operating income for 2008 reflects the segment’s allocated portion of proceeds from the sale of certain mineral rights at an operating manufacturing site.

Despite current economic conditions, the PCI segment had operating margins in its typical 5 percent to 10 percent range.

Performance Polymers Segment

			Change
(Dollars in millions)	2008	2007	$	%

Sales	$1,074	$1,413	$(339)	(24) %
Volume effect			(369)	(26) %
Price effect			51	4%
Product mix effect			(23)	(2) %
Exchange rate effect			2	-- %

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	413	(413)

Sales – contract polymer intermediates sales (2)	138	15	123

Sales – U.S. PET manufacturing facilities	936	985	(49)	(5) %
Volume effect			(115)	(12) %
Price effect			47	5%
Product mix effect			17	2%
Exchange rate effect			2	-- %

Operating loss (3)	(57)	(207)	150	73%
Operating loss - from sales from Mexico and Argentina PET manufacturing facilities (1)(3)	(3)	(127)	124	98%
Operating loss - U.S. PET manufacturing facilities (3)	(54)	(80)	26	33%

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment
			Change
(Dollars in millions)	2008	2007	$	%

Operating loss excluding certain items (1)(2)	$(29)	$(65)	$36	55%
Operating loss excluding certain items - from sales from Mexico and Argentina PET manufacturing facilities (1)(3)(4)	--	(12)	12	100%
Operating loss excluding certain items - U.S. PET manufacturing facilities (1)(5)	(29)	(53)	24	45%

(1)	Includes allocated costs consistent with the Company’s historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(2)
Items are accelerated depreciation costs and asset impairments and restructuring charges, net.  In 2008, asset impairments and restructuring charges of $24 million related to restructuring at the South Carolina facility using IntegRexTM technology, the divested PET manufacturing facilities in Mexico and Argentina, and charges related to a corporate severance program, partially offset by a resolution of a contingency from the sale of the Company’s PE and EpoleneTM polymer businesses divested in fourth quarter 2006.  Accelerated depreciation costs of $4 million resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  In 2007, asset impairments and restructuring charges of $113 million primarily related to the Mexico and Argentina PET manufacturing facilities sale. Accelerated depreciation costs of $29 million resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

(3)	Operating results for 2007 includes sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.
(4)	Items are asset impairments and restructuring charges (gains) relating to the Mexico and Argentina PET manufacturing facilities, and were $3 million and $115 million in 2008 and 2007, respectively.
(5)
Items are accelerated depreciation costs and asset impairments and restructuring charges (gains) related to the U.S. PET manufacturing facilities.  Asset impairments and restructuring charges (gains) were $21 million and $(2) million in 2008 and 2007, respectively.  Accelerated depreciation costs were $4 million and $29 million in 2008 and 2007, respectively.

Sales revenue for 2008 decreased $339 million compared to 2007 due to the divestiture of PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina.

For U.S. PET manufacturing facilities, excluding contract polymer intermediates sales to the buyer of the divested Mexico and Argentina facilities and sales from the divested PET facilities in Mexico and Argentina, sales revenue for 2008 decreased $49 million compared to 2007 due to lower sales volume resulting from the shutdown of higher cost PET assets in the first half of 2008, weaker demand for bottled carbonated soft drinks, and lighter-weight water bottles.

Excluding accelerated depreciation costs, asset impairments and restructuring charges and other operating expense, operating results for 2008 for U.S. PET manufacturing facilities improved $24 million compared to 2007 due primarily to actions  at the Company’s South Carolina PET facility, including the PET facility based on IntegRex™ technology and higher selling prices, partially offset by higher raw material and energy costs and higher unit costs due to lower capacity utilization particularly in fourth quarter.

Manufacturing ParaStarTM PET resins, the 350,000 metric ton PET manufacturing facility utilizing IntegRexTM technology in Columbia, South Carolina was fully operational in first quarter of 2007.  A previously disclosed reduction of $30 million in annual costs at this facility was completed in second quarter 2008.  The debottleneck of the PET facility based on IntegRexTM technology was successfully completed in fourth quarter 2008, expanding annual capacity of the plant to 525,000 metric tons of ParaStarTM PET resins.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SP Segment
			Change
(Dollars in millions)	2008	2007	$	%

Sales	$923	$872	$51	6%
Volume effect			(9)	(1) %
Price effect			28	3%
Product mix effect			16	2%
Exchange rate effect			16	2%

Operating earnings	35	65	(30)	(46) %

Accelerated depreciation included in cost of goods sold	--	1	(1)

Asset impairments and restructuring charges	--	1	(1)

Other operating income	(2)	--	(2)

Operating earnings excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income	33	67	(34)	(51) %

Sales revenue for 2008 increased $51 million compared to 2007 due to higher selling prices, a favorable exchange rate and a favorable shift in product mix.  Selling prices increased in response to higher raw material and energy costs, particularly for paraxylene and ethylene glycol.  While sales volume in full year 2008 decreased only slightly, increases through nine months 2008 compared to nine months 2007 were more than offset by a sharp decline in sales volume in fourth quarter 2008 attributed to the global recession particularly impacting end-use demand for consumer and durable goods (appliances and electronics), in-store fixtures and displays, and specialty packaging.

Excluding accelerated depreciation costs, asset impairments and restructuring charges and other operating income, operating earnings for 2008 decreased $34 million compared to 2007 due to higher raw material and energy costs and lower capacity utilization resulting in higher unit costs, particularly in fourth quarter 2008.  The 2008 operating results included $2 million in other operating income related to the segment’s allocated portion of proceeds from the sale of certain mineral rights at an operating manufacturing site. The 2007 operating results included $1 million in asset impairment and restructuring costs primarily for the Spain cyclohexane dimethanol ("CHDM") facility and $1 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

The SP segment is progressing with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION – 2008 COMPARED WITH 2007

Sales Revenue

(Dollars in millions)	2008	2007	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$4,065	$4,043	1%	(12) %	12%	1%	-- %
Asia Pacific	1,185	1,103	8%	1%	6%	-- %	1%
Europe, Middle East, and Africa	977	932	5%	(2) %	1%	2%	4%
Latin America	499	752	(34) %	(33) %	4%	(5) %	-- %
	$6,726	$6,830	(1) %	(11) %	9%	-- %	1%

Sales revenue in the United States and Canada increased slightly primarily due to higher selling prices in all segments and a favorable shift in product mix, particularly in the CASPI segment, partially offset by lower sales volumes in all segments.

Sales revenue in Asia Pacific increased primarily due to higher selling prices in all segments in response to higher raw material and energy costs.  Sales volume increased in the CASPI, Fibers and SP segments, partially offset by lower sales volume primarily in the PCI segment.

Sales revenue in Europe, the Middle East and Africa increased primarily due to the effect of the foreign currency exchange rates, particularly in the CASPI, SP and Fibers segments.

Sales revenue in Latin America decreased primarily due to lower sales volume, particularly in the Performance Polymers segment.  Excluding divested PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina and contract polymer intermediates sales to those facilities, sales revenue increased 12 percent primarily due to higher selling prices in all segments as a result of higher raw material and energy costs and higher sales volume, particularly in the PCI segment.  During fourth quarter 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses, which is expected to result in significantly lower sales revenue in Latin America in future periods.  However, subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company sold a limited set of PET products manufactured in the U.S. in certain Latin American markets through 2008.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For more information on these practices see Note 10, "Fair Value of Financial Instruments", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K and Part II, Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

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

(Dollars in millions)	2007	2006	Change

Gross Profit	$1,192	$1,265	(6) %
As a percentage of sales	17%	19%

Accelerated depreciation included in cost of goods sold	49	10

Gross Profit excluding accelerated depreciation costs	1,241	1,275	(3) %
As a percentage of sales	18%	19%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross profit and gross profit as a percentage of sales for 2007 decreased compared with 2006 primarily due to higher raw material and energy costs more than offsetting higher selling prices.  Gross profit and gross profit as a percentage of sales were also impacted by accelerated depreciation costs resulting from the scheduled shutdown of cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  In 2007, raw material and energy costs increased by approximately $250 million over the prior year, compared to increases in selling prices of approximately $200 million.

(Dollars in millions)	2007	2006	Change

Selling, General and Administrative Expenses ("SG&A")	$420	$423	(1) %
Research and Development Expenses ("R&D")	156	155	-- %
	$576	$578	-- %
As a percentage of sales	8%	9%

SG&A expenses in 2007 decreased compared to 2006 primarily as a result of the manufacturing sites, businesses, and product lines divested in 2007 and 2006 partially offset by increased spending on growth initiatives.  For additional information refer to Note 17, "Divestitures", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

R&D expenses for 2007 were flat compared to 2006 as decreased expenses in Performance Polymers resulting from the fourth quarter 2006 completion of  the Company's new PET manufacturing facility utilizing IntegRexTM technology in Columbia, South Carolina were offset by increased spending on the industrial gasification initiatives and on growth projects in the SP segment.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $112 million and $101 million in 2007 and 2006, respectively.  Asset impairments and restructuring charges in 2007 were primarily costs associated with the PET manufacturing facilities in Mexico and Argentina sold in fourth quarter 2007.  Asset impairments and restructuring charges in 2006 were primarily severance charges for work force reductions and impairments resulting from the shutdown of an R&D pilot plant and the shutdown of the CHDM manufacturing assets in San Roque, Spain.  For more information regarding asset impairments and restructuring charges, primarily related to recent strategic decisions and actions, see the Performance Polymers segment discussion and Note 18, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

Other Operating Income, Net

Other operating income, net for 2006 reflects a gain of $75 million on the sale of the Company's PE and EpoleneTM polymer businesses, related assets, and the Company's ethylene pipeline and a charge of approximately $7 million related to the sale of the Company's Batesville, Arkansas manufacturing facility and its related assets and product lines.  For more information concerning divestitures, see Note 17, "Divestitures", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

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

Other (Income) Charges, Net

(Dollars in millions)	2007	2006

Foreign exchange transactions (gains) losses	$(11)	$(2)
Equity and business venture investments (gains) losses	(12)	(12)
Other, net	(5)	(3)
Other (income) charges, net	$(28)	$(17)

Included in other (income) charges, net are gains or losses on foreign exchange transactions, results from equity investments, gains on the sale of business venture investments, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, other non-operating income or charges related to HDC, gains from the sale of non-operating assets, royalty income, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Equity and business venture investments (gains) losses for 2007 and 2006 included gains of $4 million and $12 million, respectively, resulting from a favorable decision of the U.S. Department of the Army to reimburse post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary.  This gain reflected a portion of the unrecognized gain resulting from the reimbursement decision that will be amortized into earnings over future periods.  For additional information, see Note 11, "Retirement Plans", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

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

The loss on disposal of discontinued operations, net of tax of $11million is from the sale of the Company's San Roque, Spain PET manufacturing facility in the Performance Polymer segment.  Net proceeds from the sale of the San Roque site were approximately $42 million.  During 2007, the Company also recognized site closure costs of $4 million, net of tax, for the San Roque PET site.  For additional information on discontinued operations, see to Note 2, "Discontinued Operations and Assets Held for Sale", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company’s products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the SP segment.   For additional information concerning the Company’s operating businesses and products, refer to Note 23, "Segment Information", to the consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

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
(4)
 Items are accelerated depreciation costs, asset impairments and restructuring charges (gains) and other operating charges.  Accelerated depreciation costs and asset impairments and restructuring gains for 2007 were $19 million and $1 million, respectively.  Accelerated depreciation costs, asset impairments and restructuring charges, and other operating charges for 2006 were $2 million, $20 million, and $7 million, respectively.  The accelerated depreciation costs are related to the continuation of the planned staged phase-out of older cracking units at the Company's Longview, Texas facility.  Asset impairments and restructuring charges were primarily related to the divestiture of the PCI segment's Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines completed in fourth quarter 2006 and to severance costs related to a voluntary reduction in force in 2006.  The other operating charges resulted from the Batesville, Arkansas divestiture.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment

As a result of the Company's strategic actions in the Performance Polymers segment, the financial discussion below is of results from continuing operations in all periods presented.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

			Change
(Dollars in millions)	2007	2006	$	%

Sales	$1,413	$1,971	$(558)	(28) %
Volume effect			(557)	(28) %
Price effect			(5)	-- %
Product mix effect			4	-- %
Exchange rate effect			--	-- %

Sales – divested PE product lines (1)	--	635	(635)	(100)%

Sales from Mexico and Argentina PET manufacturing facilities (2)	413	440	(27)	(6)%

Sales – U.S. PET manufacturing facilities	1,000	896	104	12%
Volume effect			115	13%
Price effect			(15)	(1) %
Product mix effect			4	-- %
Exchange rate effect			--	-- %

Operating earnings (loss) (3)	(207)	68	(275)	>(100) %
Operating earnings - divested PE product lines (1)(4)	--	136	(136)	(100) %
Operating loss - from sales from Mexico and Argentina PET manufacturing facilities (2)(4)	(127)	(12)	(115)	>(100) %
Operating loss - U.S. PET manufacturing facilities (3)(4)	(80)	(56)	(24)	(43) %

(1)	PE product lines of the PE businesses and related assets located at the Longview, Texas site which were sold in fourth quarter 2006.
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

During fourth quarter 2007, the Company completed the sale of Eastman's PET polymers production facilities in Mexico and Argentina and the related businesses.  Sales revenue attributed to PET product manufactured at the Mexico and Argentina PET sites for 2007 and 2006 was $413 million and $440 million, respectively.

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

SUMMARY BY CUSTOMER LOCATION – 2007 COMPARED WITH 2006

Sales Revenue
(Dollars in millions)	2007	2006	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$4,043	$4,221	(4) %	(4) %	2%	(2) %	-- %
Asia Pacific	1,103	941	17%	3%	8%	6%	-- %
Europe, Middle East, and Africa	932	816	14%	3%	3%	2%	6%
Latin America	752	801	(6) %	(8) %	2%	-- %	-- %
	$6,830	$6,779	1%	(3) %	3%	-- %	1%

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

Sales revenue in Latin America decreased primarily due to lower sales volume, particularly in the Performance Polymers segment.  Excluding divested product lines and manufacturing facilities, sales revenue was flat.  During the fourth quarter 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses, which will result in significantly lower sales revenue in Latin America in future periods.  However, subject to certain product-specific agreements associated with the sale of the manufacturing facilities in Mexico and Argentina, the Company continued to sell a limited set of PET products manufactured in the U.S. in certain Latin American markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2008	2007	2006

Net cash provided by (used in):
Operating activities	$653	$732	$609
Investing activities	(376)	(335)	(94)
Financing activities	(779)	(448)	(101)
Effect of exchange rate changes on cash and cash equivalents	1	--	1
Net change in cash and cash equivalents	$(501)	$(51)	$415

Cash and cash equivalents at end of period	$387	$888	$939

Cash provided by operating activities decreased $79 million in 2008 compared with 2007 primarily due to a more challenging economic environment resulting in lower net earnings excluding accelerated depreciation and asset impairments and restructuring charges.  During 2008, the Company increased working capital by $45 million primarily due to reductions in accounts payable and an increase in inventory partially offset by a reduction in accounts receivable.  Cash provided by operating activities increased $123 million in 2007 compared with 2006 due primarily to changes in working capital.  During 2007, the Company reduced working capital by $86 million, primarily due to reductions in inventory.  The Company contributed $100 million and $75 million to its U.S. defined benefit pension plan in 2007 and 2006, respectively.  There was no contribution to its U.S. defined benefit pension plan in 2008.

Cash used in investing activities totaled $376 million, $335 million, and $94 million in 2008, 2007, and 2006, respectively.  In 2008, the Company received approximately $337 million net cash proceeds primarily from the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  In 2007, the Company received approximately $42 million in proceeds from the sale of its San Roque, Spain manufacturing facility and related assets and $160 million in proceeds from the sale of its Mexico and Argentina manufacturing facilities and related assets.  In 2006, the Company received $74 million in proceeds from the sale of its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines and $235 million in proceeds from the sale of PE and EpoleneTM polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.  For more information concerning divestitures, see Note 2, “Discontinued Operations and Assets Held for Sale”, Note 7, "Acquisition and Divestiture of Industrial Gasification Interests", and Note 17, "Divestitures", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.  Capital spending of $634 million, $518 million, and $389 million in 2008, 2007, and 2006, respectively, is discussed below.

Cash used in financing activities totaled $779 million, $448 million, and $101 million in 2008, 2007, and 2006 respectively.  Financing activities in 2008 included the Company's repayment of $72 million of its outstanding long-term debt that matured in 2008, a repayment of $103 million of its Euro credit facility, a decrease in credit facility and other borrowings, including bank overdrafts, of $7 million, and repurchases of stock totaling $501 million offset by cash received from stock option exercises of $35 million.  In 2007, financing activities included a decrease in credit facility and other borrowings, including bank overdrafts, of $22 million and repurchases of stock totaling $382 million, offset by cash received from stock option exercises of $91 million.  Financing activities in 2006 included a decrease in credit facility and other borrowings, including bank overdrafts, of $50 million, offset by cash received from stock option exercises of $83 million.

The payment of dividends is also reflected in financing activities in all periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) in 2009, with the priorities for uses of available cash to be payment of the quarterly cash dividend, funding targeted growth initiatives and defined benefit pension plans, and repurchasing shares.

Liquidity

At December 31, 2008, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of the $700 million Credit Facility and a 60 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman’s credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2008, the Company’s credit facility borrowings totaled $84 million, primarily the Euro Facility, at an effective interest rate of 3.74 percent.  At December 31, 2007, borrowings on these credit facilities were $188 million, primarily from the Euro Facility, at an effective interest rate of 4.79 percent.

The Company used part of the proceeds from the sale of its PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses to reduce the balance outstanding on its Euro Facility by $103 million in second quarter 2008.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility.  Since the Credit Facility expires in April 2013, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

Additionally, the Company maintains a $200 million accounts receivable securitization program that is available to provide liquidity through the sale of receivables and was fully drawn at December 31, 2008.  For more information, see “Off Balance Sheet and Other Financing Arrangements” below and Note 12, “Commitments”, to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

For more information regarding interest rates, see Note 9, "Borrowings",  to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

In 2008, the Company made no contribution to its U.S. defined benefit pension plan.  The Company expects to make contributions to its defined benefit pension plans in 2009 of between $25 million and $50 million.

Cash flows from operations and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash flow requirements.  However, the Company’s cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman’s products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below.  The Company believes maintaining a financial profile consistent with an investment grade company is important to its long term strategic and financial flexibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $650 million, $518 million, and $389 million for 2008, 2007, and 2006, respectively.  The increase of $132 million in 2008 compared with 2007 was primarily due to increasing manufacturing capacity for Eastman TritanTM copolyester, debottlenecking the South Carolina PET manufacturing facility utilizing IntegRexTM technology, the purchase of assets from Terra Industries Inc., completing the acetate tow capacity expansion in Workington, England, front-end engineering and design for the industrial gasification project, and increasing capacity of cellulose triacetate (“CTA”) for liquid crystal display (“LCD”) screens.  The Company expects that 2009 capital spending will be $350 million to $400 million, which is sufficient for required maintenance and certain strategic growth initiatives.

The Company expects that 2009 depreciation and amortization will be at or slightly higher than 2008 expenses of approximately $260 million, excluding accelerated depreciation.

Other Commitments

At December 31, 2008, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of approximately 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $100 million.

The Company had various purchase obligations at December 31, 2008 totaling approximately $1.6 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $115 million over a period of several years.  Of the total lease commitments, approximately 16 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 41 percent relate to real property, including office space, storage facilities, and land; and approximately 43 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2008 totaling approximately $1.5 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2009	$--	$13	$100	$351	$30	$240	$734
2010	--	--	100	387	26	84	597
2011	2	--	100	246	22	58	428
2012	154	84	92	243	14	53	640
2013	--	--	85	230	9	54	378
2014 and beyond	1,202	--	877	140	14	1,042	3,275
Total	$1,358	$97	$1,354	$1,597	$115	$1,531	$6,052

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

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2008 totaled $152 million and consisted primarily of leases for railcars, company aircraft, and other equipment.  Leases with guarantee amounts totaling $2 million, $11 million, and $139 million will expire in 2009, 2011, and 2012, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

As described in Note 6, "Equity Investments ", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.  Eastman's net investment in the joint venture at December 31, 2008 and 2007 was approximately $39 million and $43 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.

As described in Note 12, "Commitments", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party.  Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2008 and 2007.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities (“VIE’s”) or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company’s Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at December 31, 2008.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years and purchases approximately $50 million of raw materials and utilities on an annual basis.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

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

See Note 11, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K for off-balance sheet post-employment benefit obligations.

Treasury Stock Transactions

On February 4, 1999, the Company was authorized by its Board of Directors to repurchase up to $400 million of its common stock.  Through January 2007, a total of 2.7 million shares of common stock were repurchased under the authorization at a cost of approximately $112 million.

On February 20, 2007, the Board of Directors cancelled its prior authorization and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in September 2007, acquiring a total of 4.6 million shares.

In October 2007, the Board of Directors authorized an additional $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2008, a total of 9.4 million shares have been repurchased under this authorization for a total amount of approximately $583 million.

Dividends

The Company declared quarterly cash dividends of $0.44 per share for a total of $1.76 per share in 2008, 2007, and 2006. The Company has declared a cash dividend of $0.44 per share during the first quarter of 2009, payable on April 1, 2009 to stockholders of record on March 16, 2009.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the Federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies as described in Note 1, "Significant Accounting Policies", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations, or cash flows.

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company’s assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $21 million at December 31, 2008.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Reserves related to environmental assets accounted for approximately 70 percent of the total environmental reserve at December 31, 2008.  Currently, the Company’s environmental assets are expected to reach the end of their useful lives at different times over the next 50 years.  If the Company were to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company’s financial condition and results of operations.  The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

The Company's cash expenditures related to environmental protection and improvement were approximately $218 million, $209 million, and $214 million in 2008, 2007, and 2006, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs.  The cost of raw materials is generally based on market price, although derivative financial instruments were utilized, as appropriate, to mitigate short-term market price fluctuations.  The volatility of raw material and energy costs will continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects on gross profit.  For additional information see Note 10, "Fair Value of Financial Instruments", to the Company’s consolidated financial statements in Part II, Item 8 of this 2008 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective first quarter 2008, the Company adopted SFAS No. 157, "Fair Value Measurements", ("SFAS No. 157"), except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-2 ("FSP FAS 157-2").  The FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company has concluded that FSP FAS 157-2 will not have an impact the Company’s consolidated financial statements upon adoption.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The Company has concluded that SFAS No. 160 will not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In March 2008, the FASB issued SFAS Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161").  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  The Company has concluded that SFAS No. 161 will not have a material impact on the Company’s disclosures.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  This FSP amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the effect FSP FAS 132(R)-1 will have on its disclosures.

OUTLOOK

For 2009, the Company expects:

•
declines in volume due to the global recession, partially offset by continued substitution of Eastman products for other materials and new applications for existing products despite the softening U.S. and global economies;

•
the volatility of market prices for raw material and energy to continue and that the Company will continue to use pricing strategies and ongoing cost control initiatives in an attempt to offset the effects on gross profit;

•	most segments will be challenged to meet their typical operating margins with the current uncertainty of the global recession;

•
modest sales volume growth for acetate tow in the Fibers segment.  The Company will invest in its alliance with SK to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business in Korea;

•	to complete an additional 30 percent expansion of its CASPI segment's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands;

•	ethylene volume to decline in the PCI segment due to the staged phase-out of older cracking units at the Company's Longview, Texas facility;

•
the SP segment will continue to progress with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online in 2010;

•
to improve the profitability of its PET product lines in the Performance Polymers segment as a result of previous restructuring actions and to continue to pursue options to create additional value from its IntegRexTM technology, primarily by actively pursuing licensing opportunities;

•
to complete the front-end engineering and design for the industrial gasification project by mid-2009 and to pursue non-recourse project financing utilizing the Department of Energy's Federal Loan Guarantee Program;

•	depreciation and amortization to be at or slightly higher than 2008;

•	pension expense to be similar to 2008. The Company anticipates defined benefit pension plans funding of between $25 million and $50 million;

•	net interest expense to increase compared with 2008 primarily due to lower interest income, driven by lower average invested cash balances and lower average interest rates;

•	the effective tax rate to be between 30 and 33 percent, including the benefit of the investment tax credit and the research and development tax credit;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
capital spending to be between $350 million and $400 million as it selectively funds targeted growth efforts, while prioritizing capital spending, including the increased capacity for Eastman TritanTM copolyester and the front-end engineering and design for the industrial gasification project;

•	to generate positive free cash flow; and

•	priorities for uses of available cash to be payment of the quarterly cash dividend, fund targeted growth initiatives and defined benefit pension plans, and repurchase shares.

In addition to the above, the Company expects to significantly improve earnings over the long-term through strategic efforts and growth initiatives in existing businesses, and expects:

•
the SP segment to improve earnings by continued focus on copolyesters growth, increasing sales revenue from cellulose esters used in LCD screens and continued progress with the introduction of its high performance copolyesters;

•	to pursue licensing opportunities for the PCI segment's acetyl and oxo technologies and for the Performance Polymers segment's IntegRexTM technology;

•	to pursue additional growth opportunities in Asia for acetate tow in the Fibers segment; and

•	to continue exploring options with industrial gasification.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors.  These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized.  In addition to the factors described elsewhere in this Annual Report, the following are some of the important factors that could cause the Company's actual results to differ materially from those in any such forward-looking statements:

•
Conditions in the global economy and global capital markets may adversely affect the Company’s results of operations, financial condition, and cash flows.  The Company’s business and operating results have been and will continue to be affected by the global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges currently affecting the global economy.  The Company’s customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion.  Further, suppliers may be experiencing similar conditions, which could impact their ability to fulfill their obligations to the Company.  If the global recession continues for significant future periods or deteriorates significantly, the Company’s results of operations, financial condition and cash flows could be materially adversely affected.

•
The Company is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material and energy costs.  There can be no assurance, however, that such measures will result in cost savings or that all market fluctuation exposure will be eliminated.  In addition, natural disasters, changes in laws or regulations, war or other outbreak of hostilities or terrorism or other political factors in any of the countries or regions in which the Company operates or does business or in countries or regions that are key suppliers of strategic raw material and energy commodities, or breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could affect availability and costs of raw material and energy commodities.

•
While temporary shortages of raw material and energy may occasionally occur, these items have historically been sufficiently available to cover current and projected requirements.  However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure.  Eastman’s operations or products may, at times, be adversely affected by these factors.

•
The Company's competitive position in the markets in which it participates is, in part, subject to external factors in addition to those that the Company can impact.  Natural disasters, pandemic illnesses, changes in laws or regulations, war or other outbreak of hostilities or terrorism, or other political factors in any of the countries or regions in which the Company operates or does business or in countries or regions that are key suppliers of strategic raw materials, and breakdown or degradation of transportation infrastructure used for delivery of  raw material and energy supplies to the Company and for delivery of the Company's products to customers, could negatively impact the Company’s competitive position and its ability to maintain market share.  For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
Limitation of the Company's available manufacturing capacity due to significant disruption in its manufacturing operations, including natural disasters, pandemic illnesses, changes in laws or regulations, war or other outbreak of hostilities or terrorism, or other political factors in any of the countries or regions in which the Company operates or does business, or breakdown or degradation of transportation infrastructure used for delivery of  raw material and energy supplies to the Company and for delivery of the Company's products to customers, could have a material adverse affect on sales revenue, costs and results of operations and financial condition.

•
The Company has an extensive customer base; however, loss of, or material financial weakness of, certain of the largest customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers.

•
The Company has efforts underway to exploit growth opportunities in certain core businesses by developing new products and technologies, licensing technologies, expanding into new markets, and tailoring product offerings to customer needs.  Current examples include IntegRexTM technology and new PET polymers products and TritanTM and other copolyester product innovations.  There can be no assurance that such efforts will result in financially successful commercialization of such products or acceptance by existing or new customers or new markets or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor.

•
The Company has made, and intends to continue making, strategic investments, including in industrial gasification, and has entered, and expects to continue to enter, into strategic alliances in technology, services businesses, and other ventures in order to build, diversify, and strengthen certain Eastman capabilities, improve Eastman's raw material and energy cost and supply position, and maintain high utilization of manufacturing assets.  There can be no assurance that such investments and alliances will achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations or that large capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from these strategic investments and projects.

•
The Company anticipates obtaining non-recourse project financing for its industrial gasification project.  There is risk that such financing cannot be obtained or, if obtained, may be on terms different than those assumed in the Company's projections for financial performance of the project, due to any circumstance, change, or condition in the loan syndication, financial, capital markets, or government loan guarantee programs, that could reasonably be expected to materially affect availability, terms, and syndication of such financing.  The ability to enter into financially acceptable project commercial agreements for such elements as engineering, procurement, and construction, off-take agreements, commodity and/or interest hedges, utilities, administrative services, and others, as well as obtaining all necessary regulatory approvals and operating permits, may impact the available financing for the project or the terms of such financing, if available, including the nature and terms of any recourse back to the Company.

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

•
The Company and its operations from time to time are parties to, or targets of, lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business.  The Company believes amounts reserved are adequate for such pending matters; however, results of operations could be affected by significant litigation adverse to the Company.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
The Company’s sources of liquidity have been and are expected to be cash from operating activities, available cash balances, the revolving $700 million credit facility, sales of domestic receivables under the $200 million accounts receivable securitization program, the commercial paper market, and the capital markets.  Additionally, the Company relies upon third parties to provide it with trade credit for purchases of various products and services.  While the Company maintains business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them not to honor their contractual credit commitments or to renew their extensions of credit or provide new sources of credit.  Furthermore, trade creditors may be unable to obtain credit and reduce their trade credit extension.  Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company may incur increased costs associated with borrowings.  In addition, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when it would like, or need, to do so, which could have an impact on the Company’s ability to finance its business or react to changing economic and business conditions.  While the Company believes that recent governmental and regulatory actions reduce the risk of a further deterioration or systemic contraction of capital and credit markets, there can be no certainty that the Company’s liquidity will not be negatively impacted.  Company borrowings are subject to a number of customary covenants and events of default, including the maintenance of certain financial ratios.  While the Company expects to remain in compliance with such covenants, there is no certainty that events and circumstances will not result in covenant violations which could limit access to credit facilities or cause events of default with outstanding borrowings. In addition, the Company’s cash flows from operations may be adversely affected by unfavorable consequences to the Company’s customers and the markets in which the Company competes as a result of the current financial, economic, and capital and credit market conditions and uncertainty.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings and investments are predominately U.S. dollar denominated.  The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors.  For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one percent or less absolute shift in interest rates.  For 2008 and 2007, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous absolute shift in interest rates of one percent or less were approximately $107 million and $104 million, respectively.  This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows and borrowings denominated in foreign currencies are exposed to changes in foreign currency exchange rates.  The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business.  In order to mitigate the effect of foreign currency risk, the Company enters into currency options to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies; and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  The gains and losses on these contracts offset changes in the value of related exposures.  It is the Company's policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet its objectives as stated above.  The Company does not enter into foreign currency derivative financial instruments for speculative purposes.  For 2008, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $39 million and an additional $4 million for each additional one percentage point adverse change in foreign currency rates.  For 2007, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $31 million and an additional $3 million for each additional one percentage point adverse change in foreign currency rates.  Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy.  To mitigate short-term fluctuations in market prices for certain commodities, principally propane and natural gas, the Company enters into option and forward contracts.  For 2008, there was limited market risk associated with options and forwards for these same commodities.  For 2007, the market risk associated with forwards and options for feedstock and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $20 million and an additional $2 million for each one percentage point move in closing price thereafter.

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

/s/ J. Brian Ferguson	/s/ Curtis E. Espeland
J. Brian Ferguson	Curtis E. Espeland
Chairman of the Board and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 25, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 21 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions as of January 1, 2007, and as discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement benefit plans as of December 31, 2006.

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

  /s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 25, 2009

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2008	2007	2006

Sales	$6,726	$6,830	$6,779
Cost of sales	5,600	5,638	5,514
Gross profit	1,126	1,192	1,265

Selling, general and administrative expenses	419	420	423
Research and development expenses	158	156	155
Asset impairments and restructuring charges, net	46	112	101
Other operating income, net	(16)	--	(68)
Operating earnings	519	504	654

Interest expense, net	70	62	77
Other charges (income), net	20	(28)	(17)
Earnings from continuing operations before income taxes	429	470	594
Provision for income taxes from continuing operations	101	149	167
Earnings from continuing operations	328	321	427

Earnings (loss) from discontinued operations, net of tax	--	(10)	(18)
Earnings (loss) from disposal of discontinued operations, net of tax	18	(11)	--
Net earnings	$346	$300	$409

Basic earnings per share
Earnings from continuing operations	$4.36	$3.89	$5.20
Earnings (loss) from discontinued operations	0.23	(0.26)	(0.22)
Basic earnings per share	$4.59	$3.63	$4.98

Diluted earnings per share
Earnings from continuing operations	$4.31	$3.84	$5.12
Earnings (loss) from discontinued operations	0.24	(0.26)	(0.21)
Diluted earnings per share	$4.55	$3.58	$4.91

Comprehensive Income
Net earnings	$346	$300	$409
Other comprehensive income (loss)
Change in cumulative translation adjustment, net of tax	(97)	36	60
Change in pension liability, net of tax	(232)	15	48
Change in unrealized gains (losses) on derivative instruments, net of tax	23	3	(1)
Change in unrealized gains (losses) on investments, net of tax	(1)	1	--
Total other comprehensive income (loss)	(307)	55	107
Comprehensive income	$39	$355	$516

Retained Earnings
Retained earnings at beginning of period	$2,349	$2,186	$1,923
Net earnings	346	300	409
Cash dividends declared	(132)	(145)	(146)
Effect of adoption of FIN 48	--	8	--
Retained earnings at end of period	$2,563	$2,349	$2,186

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2008	2007

Assets
Current assets
Cash and cash equivalents	$387	$888
Trade receivables, net	275	546
Miscellaneous receivables	79	112
Inventories	637	539
Other current assets	45	74
Current assets held for sale	--	134
Total current assets	1,423	2,293

Properties
Properties and equipment at cost	8,527	8,152
Less: Accumulated depreciation	5,329	5,306
Net properties	3,198	2,846

Goodwill	325	316
Other noncurrent assets	335	313
Noncurrent assets held for sale	--	241
Total assets	$5,281	$6,009

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$819	$1,013
Borrowings due within one year	13	72
Current liabilities related to assets held for sale	--	37
Total current liabilities	832	1,122

Long-term borrowings	1,442	1,535
Deferred income tax liabilities	106	300
Post-employment obligations	1,246	852
Other long-term liabilities	102	118
Total liabilities	3,728	3,927

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 94,495,860 and 93,630,292 for 2008 and 2007, respectively)	1	1
Additional paid-in capital	638	573
Retained earnings	2,563	2,349
Accumulated other comprehensive loss	(335)	(28)
	2,867	2,895
Less: Treasury stock at cost (22,031,357 shares for 2008 and 13,959,951 shares for 2007 )	1,314	813

Total stockholders’ equity	1,553	2,082

Total liabilities and stockholders’ equity	$5,281	$6,009

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2008	2007	2006

Cash flows from operating activities
Net earnings	$346	$300	$409

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	267	327	308
Asset impairments charges	1	138	62
Gains on sale of assets	(14)	(8)	(74)
Provision (benefit) for deferred income taxes	(71)	(9)	7
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	261	(28)	(82)
(Increase) decrease in inventories	(95)	66	(99)
Increase (decrease) in trade payables	(211)	48	53
Increase (decrease) in liabilities for employee benefits and incentive pay	7	(55)	(44)
Other items, net	162	(47)	69

Net cash provided by operating activities	653	732	609

Cash flows from investing activities
Additions to properties and equipment	(634)	(518)	(389)
Proceeds from sale of assets	337	197	322
Proceeds from sale of investments	--	5	--
Acquisitions of joint ventures	(32)	--	--
Investments in joint ventures	(6)	(40)	--
Additions to capitalized software	(10)	(11)	(16)
Other items, net	(31)	32	(11)

Net cash used in investing activities	(376)	(335)	(94)

Cash flows from financing activities
Net decrease in commercial paper, credit facility, and other borrowings	(7)	(22)	(50)
Repayment of borrowings	(175)	--	--
Dividends paid to stockholders	(135)	(147)	(144)
Treasury stock purchases	(501)	(382)	--
Proceeds from stock option exercises and other items	39	103	93

Net cash used in financing activities	(779)	(448)	(101)

Effect of exchange rate changes on cash and cash equivalents	1	--	1

Net change in cash and cash equivalents	(501)	(51)	415

Cash and cash equivalents at beginning of period	888	939	524

Cash and cash equivalents at end of period	$387	$888	$939

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances are based on the number of days an individual receivable is delinquent and management’s regular assessment of the financial condition of the Company’s customers.  The Company considers that a receivable is delinquent if it is unpaid after the terms of the related invoice have expired.  The Company evaluates the allowance based on a monthly assessment of the aged receivables.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.  Allowance for doubtful accounts was $8 million and $6 million at December 31, 2008 and 2007, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.  Capitalized software in 2008, 2007, and 2006 was approximately $10 million, $11 million, and $17 million, respectively.  During those same periods, approximately $11 million, $13 million, and $13 million, respectively, of previously capitalized costs were amortized.  At December 31, 2008 and 2007, the unamortized capitalized software costs were $24 million and $24 million, respectively.  Capitalized software costs are reflected in other noncurrent assets.

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

The provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment and require reporting units to be identified for the purpose of assessing potential future impairments of goodwill.  The carrying value of goodwill and indefinite-lived intangibles is considered impaired when their fair value, as established by appraisal or based on undiscounted future cash flows of certain related products, is less than their carrying value.  The Company conducts its annual testing of goodwill and indefinite-lived intangible assets for impairment in the third quarter of each year, unless events warrant more frequent testing.  Goodwill and indefinite-lived intangibles primarily consist of goodwill in the Chemicals, Adhesives, Specialty Polymers and Inks (“CASPI”) segment, which has maintained earnings through the second half of 2008.  As such, recent events did not warrant retesting.

Investments

The consolidated financial statements include the accounts in which the Company is a primary beneficiary of a variable interest entity (“VIE”), if applicable, or the accounts of the Company and all its subsidiaries in which a controlling interest is maintained.  For those consolidated subsidiaries in which the Company’s ownership is less than 100 percent, the interests of the other stockholders are included in other long-term liabilities.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statement No. 87, 88, 106, and 132 (R)" ("SFAS No. 158"), which changes the accounting for pension and other postretirement benefit plans.  This Standard was adopted by Eastman for the year ended December 31, 2006.  For additional information, see Note 11, "Retirement Plans."

The Company adopted SFAS No. 157, "Fair Value Measurements", ("SFAS 157") on January 1, 2008 and applied the standard to the defined benefit pension plan assets as of December 31, 2008 consistent with the measurement date.

SFAS 157 establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value.  This hierarchy prioritizes the inputs into three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

(Dollars in millions)		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Public Equity Funds	$437	$437	$--	$--
Private Equity and Real Estate Funds	314	8	--	306
Fixed Income and Cash	179	179	--	--
Total	$930	$624	$--	$306

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), the Company also monitors conditional obligations and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

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

The Company's cash expenditures related to environmental protection and improvement were approximately $218 million, $209 million, and $214 million in 2008, 2007, and 2006, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

For additional information see Note 13, "Environmental Matters" and Note 26, "Reserve Rollforwards".

Derivative Financial Instruments

Derivative financial instruments are used by the Company in the management of its exposures to fluctuations in foreign currency, raw material and energy costs, and interest rates.  Such instruments are used to mitigate the risk that changes in exchange rates, interest rates or raw material and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into currency option and forward contracts to hedge anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the Euro, British pound and the Japanese yen); and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  To mitigate short-term fluctuations in market prices for propane and natural gas (major raw material and energy used in the manufacturing process), the Company enters into option and forward contracts.  From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

The Company's qualifying option and forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company's exposure to identified risks.  Gains and losses resulting from effective hedges of existing liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings.

Deferred currency option premiums are included in the fair market value of the hedges.  The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire.

(Dollars in millions)		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$16	$--	$16	$--
Derivative Liabilities	(14)	--	(14)	--
	$2	$--	$2	$--

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based Compensation

The Company recognizes compensation expense in the financial statements for stock options and other share-based compensation awards based upon the grant-date fair value over the substantive vesting period.  For additional information, see Note 16, "Share-Based Compensation Plans and Awards."

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

Other Income and Other Charges

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains on the sale of business venture investments, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, other non-operating income or charges related to Holston Defense Corporation ("HDC"), gains from the sale of non-operating assets, royalty income, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In accordance with Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB No. 109”, the Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions which is recorded as a component of the income tax provision

Prior to 2007, the Company determined tax contingencies in accordance with SFAS No. 5, “Accounting for Contingencies.”  The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

2.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

In first quarter 2008, the Company sold its polyethylene terephthalate ("PET") polymers and purified terephthalic acid ("PTA") production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million.  The Company recognized a gain of $18 million, net of tax, related to the sale of these businesses which includes the recognition of deferred currency translation adjustments of approximately $40 million, net of tax.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  As of December 31, 2007, the Company had definitive agreements to sell assets and liabilities related to these businesses, resulting in them being classified as assets held for sale at December 31, 2007.  During first quarter 2007, the Company recorded asset impairments and restructuring charges of $21 million for its PET polymers manufacturing facility in Spain, which it sold in second quarter 2007.  Net proceeds from the sale of the Spain site were approximately $42 million.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.

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

In fourth quarter 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses.  The results related to the Mexico and Argentina facilities are not presented as discontinued operations due to continuing involvement of the Company's Performance Polymers segment in the region including contract polymer intermediates sales under a transition supply agreement to the divested sites through 2008.

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For years ended December 31,
(Dollars in millions)	2008	2007	2006

Sales	$169	$542	$671
Earnings (loss) before income taxes	6	(9)	(18)
Earnings (loss) from discontinued operations, net of tax	--	(10)	(18)
Earnings (loss) on disposal, net of tax	18	(11)	--

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2007 are summarized below:

December 31,
(Dollars in millions)	2007
Current assets
Trade receivables	$85
Inventories	49
Total current assets held for sale	134

Non-current assets
Properties and equipment, net	236
Other non-current assets	5
Total non-current assets held for sale	241

Total assets	$375

Current liabilities
Payables and other current liabilities, net	$37
Total current liabilities held for sale	37

Total liabilities	$37

3.	INVENTORIES

	December 31,
(Dollars in millions)	2008	2007

At FIFO or average cost (approximates current cost)
Finished goods	$634	$607
Work in process	200	195
Raw materials and supplies	328	247
Total inventories	1,162	1,049
LIFO Reserve	(525)	(510)
Total inventories	$637	$539

Inventories valued on the LIFO method were approximately 75 percent and 70 percent of total inventories for 2008 and 2007, respectively.

4.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2008	2007
Properties
Land	$79	$53
Buildings and building equipment	803	782
Machinery and equipment	7,190	7,002
Construction in progress	455	315
Properties and equipment at cost	$8,527	$8,152
Less: Accumulated depreciation	5,329	5,306
Net properties	$3,198	$2,846

Cumulative construction-period interest of $204 million and $224 million, reduced by accumulated depreciation of $130 million and $146 million, is included in net properties at December 31, 2008 and 2007, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Interest capitalized during 2008, 2007, and 2006 was $12 million, $10 million, and $7 million, respectively.

Depreciation expense related to continuing operations was $256 million, $313 million, and $294 million for 2008, 2007, and 2006, respectively.  Depreciation expense for the years ended December 31, 2008 and 2007 included $9 million and $49 million, respectively, of accelerated depreciation costs related to restructuring decisions in association with cracking units in Longview, Texas, and higher cost PET polymer intermediates assets in Columbia, South Carolina.  The accelerated depreciation was completed in 2008.  The transformation at Columbia, South Carolina was completed in 2008.  The Company shut down the first of three cracking units as part of the stage phase-out of its three oldest cracking units in Longview, Texas in fourth quarter 2007.  Shutdown timing for the remaining two units will depend on feedstock and olefin market conditions.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:
(Dollars in millions)	CASPI Segment	Other Segments	Total Eastman Chemical

Reported balance at December 31, 2006	$308	$6	$314
Currency translation adjustments	2	--	2
Reported balance at December 31, 2007	$310	$6	$316
Additions	--	10	10
Currency translation adjustments	(1)	--	(1)
Reported balance at December 31, 2008	$309	$16	$325

Intangible assets include developed technology, customer lists, patents and patent licenses, and trademarks with a net book value of $79 million in 2008 and $16 million in 2007.  Other intangible assets are included in other noncurrent assets on the balance sheet.

6.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.   Eastman's net investment in the joint venture at December 31, 2008 and 2007 was approximately $39 million and $43 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.  Such amounts are included in other noncurrent assets.

Eastman owns a 50 percent interest in Nanjing Yangzi Eastman Chemical Ltd. (“Nanjing”), a company which manufactures EastotacTM hydrocarbon tackifying resins for the adhesives market.  This joint venture is accounted for under the equity method and is included in other noncurrent assets.  At December 31, 2008 and 2007, the Company’s investment in Nanjing was approximately $5 million and $7 million, respectively.

7.	ACQUISITION AND DIVESTITURE OF INDUSTRIAL GASIFICATION INTERESTS

In October 2007, the Company entered into an agreement with Green Rock Energy, L.L.C. ("Green Rock") to jointly develop an industrial gasification facility in Beaumont, Texas through TX Energy, L.L.C. ("TX Energy").  In June 2008, the Company acquired Green Rock’s 50 percent ownership interest in TX Energy for approximately $35 million, which is primarily allocated to properties and equipment.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

8.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2008	2007

Trade creditors	$390	$578
Accrued payrolls, vacation, and variable-incentive compensation	129	138
Accrued taxes	41	36
Post-employment obligations	60	60
Interest payable	30	31
Bank overdrafts	4	6
Other	165	164
Total payables and other current liabilities	$819	$1,013

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

9.	BORROWINGS

	December 31,
(Dollars in millions)	2008	2007

Borrowings consisted of:
3 1/4% notes due 2008	$--	$72
7% notes due 2012	154	148
6.30% notes due 2018	207	188
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Credit facility borrowings	84	188
Other	15	16
Total borrowings	1,455	1,607
Borrowings due within one year	(13)	(72)
Long-term borrowings	$1,442	$1,535

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") expiring in April 2013, as well as a 60 million Euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2008, the Company’s credit facility borrowings totaled $84 million at an effective interest rate of 3.74 percent.  At December 31, 2007, the Company’s credit facility borrowings totaled $188 million at an effective interest rate of 4.79 percent.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility.  Since the Credit Facility expires in April 2013, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis.

In December 2008, outstanding interest rate swaps were settled for $36 million resulting in effective interest rates of 5.22 percent for the 7% notes due in 2012 and 4.14 percent for the 6.30% notes due in 2018.  At December 31, 2007 the Company had outstanding interest rate swaps associated with the entire outstanding principle of the 7% notes due in 2012 and $150 million of the outstanding principle of the 6.30% notes due in 2018 to convert the notes from fixed rate to variable rate borrowings.  The average variable interest rate on the 7% notes was 7.12 percent for December 31, 2007.  The average variable interest rate on the 6.30% notes was 5.52 percent for December 31, 2007.

10.	FAIR VALUE OF FINANCIAL INSTRUMENTS

	December 31, 2008		December 31, 2007
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,442	$1,369	$1,535	$1,637

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Currency Rate Hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates.  To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets.  To manage the remaining exposure, the Company enters into currency options and forwards to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the Euro, British pound, and the Japanese yen) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  These contracts are designated as cash flow hedges.  The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which the hedged transaction affects earnings.

Raw Material and Energy Hedging

Raw material and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors.  To mitigate short-term fluctuations in market prices for propane and natural gas, the Company enters into option and forward contracts.  These contracts are designated as cash flow hedges.  The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

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

Hedging Summary

At December 31, 2008, monetized positions and mark-to-market gains from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $20 million.  If realized, approximately $7 million in gains will be reclassified into earnings during the next 12 months.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  There were none recognized in 2008.

At December 31, 2007, mark-to-market losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive loss totaled approximately $3 million.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other income and charges.  The Company recognized a $3 million net gain during 2007.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	RETIREMENT PLANS

Eastman maintains defined benefit plans that provide eligible employees with retirement benefits.  Prior to 2000, benefits were calculated using a defined benefit formula based on age, years of service, and the employee’s final average compensation as defined in the plans.  Effective January 1, 2000, the Company's U.S. defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended.  Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service, and final average compensation as defined in the plans.  The amended defined benefit pension plan uses a pension equity formula based on age, years of service, and final average compensation to calculate an employee's retirement benefits from January 1, 2000 forward.  Benefits payable will be the combined pre-2000 and post-1999 benefits.  Employees hired on or after January 1, 2007 will not be eligible for the U.S. defined benefit pension plans.

Benefits are paid to employees from trust funds. Contributions to the plan are made as permitted by laws and regulations. The pension trust fund does not directly own any of the Company’s common stock.

Pension coverage for employees of Eastman's non-U.S. operations is provided, to the extent deemed appropriate, through separate plans.  The Company systematically provides for obligations under such plans by depositing funds with trustees, under insurance policies, or by book reserves.

Eastman adopted the provisions of SFAS No. 158 as of December 31, 2006.  The table below summarizes the incremental effects of SFAS No. 158 adoption on the individual line items in the Statement of Financial Position at December 31, 2006 for defined benefit retirement plans.

December 31, 2006
(Dollars in millions)	Pre-SFAS No. 158	Adjustment to initially apply FAS 158	Post SFAS No. 158 Adjustment

Intangible asset	$21	$(21)	$--
Deferred tax asset	119	42	161
Accrued pension liability	(241)	(105)	(346)
Accumulated other comprehensive loss, net of tax	(207)	(84)	(291)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2008 and 2007, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and non-U.S. defined benefit pension plans are also provided in the following tables.

Summary Balance Sheet

(Dollars in millions)	2008	2007

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,470	$1,593
Service cost	46	48
Interest cost	87	90
Actuarial gain	--	(58)
Plan amendments and other	(22)	(55)
Effect of currency exchange	(52)	16
Benefits paid	(106)	(164)
Benefit obligation, end of year	$1,423	$1,470

Change in plan assets:
Fair value of plan assets, beginning of year	$1,346	$1,247
Actual return on plan assets	(290)	115
Plan amendments and other	--	1
Effect of currency exchange	(41)	12
Company contributions	21	135
Benefits paid	(106)	(164)
Fair value of plan assets, end of year	$930	$1,346

Funded Status at end of year	$(493)	$(124)

Amounts recognized in the Statements of Financial Position consist of:
Noncurrent Asset	$--	$2
Current liability	(3)	(3)
Noncurrent liability	(490)	(123)
Net amount recognized, end of year	$(493)	$(124)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$712	$360
Prior service credit	(70)	(58)
Accumulated other comprehensive loss	$642	$302

The accumulated benefit obligation basis at the end of 2008 and 2007 was $1,345 million and $1,358 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of net periodic benefit cost recognized for Eastman's significant U.S. and non-U.S. defined benefit pension plans follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

(Dollars in millions)	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$46	$48	$44
Interest cost	88	90	82
Expected return on assets	(105)	(105)	(88)
Curtailment charge	9	4	--
Amortization of:
Prior service credit	(16)	(9)	(10)
Actuarial loss	27	35	39
Net periodic benefit cost	$49	$63	$67

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effect	$15	$10	$--
Current year actuarial (loss) gain	(395)	68	--
Current year prior service credit	16	49	--
Amortization of:
Prior service credit	(16)	(9)	(10)
Actuarial loss	27	35	39
Effect of currency exchange	13	(3)	--
Total	$(340)	$150	$29

	2008	2007	2006

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	6.05%	6.03%	5.66%
Expected return on assets	8.47%	8.54%	8.57%
Rate of compensation increase	3.57%	3.83%	3.78%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	6.03%	5.66%	5.51%
Expected return on assets	8.54%	8.57%	8.59%
Rate of compensation increase	3.83%	3.78%	3.75%

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of plan assets for domestic plans at December 31, 2008 and 2007 was $739 million and $1,107 million, respectively, while the fair value of plan assets at December 31, 2008 and 2007 for non-U.S. plans was $191 million and $239 million, respectively.  At December 31, 2008 and 2007, the expected long-term rate of return on the U.S. plan assets was 9 percent, while the expected long-term rate of return on non-U.S. plan assets was 6.40 percent and 6.43 percent at December 31, 2008 and 2007, respectively.  The target allocation for the Company’s U.S. pension plan for 2009 and the asset allocation at December 31, 2008 and 2007, by asset category, is as follows:

	Target Allocation	Plan Assets at December 31, 2008	Plan Assets at December 31, 2007
Asset category

Equity securities	59%	50%	69%
Debt securities	12%	6%	9%
Real estate	9%	16%	8%
Other investments	20%	28%	14%
Total	100%	100%	100%

The asset allocation for the Company’s non-U.S. pension plans at December 31, 2008 and 2007, and the target allocation for 2009, by asset category, is as follows:

	Target Allocation	Plan Assets at December 31, 2008	Plan Assets at December 31, 2007
Asset category

Equity securities	37%	32%	34%
Debt securities	55%	61%	57%
Other investments	8%	7%	9%
Total	100%	100%	100%

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

The Company funded its U.S. defined benefit plan for 2007 by $100 million in January 2007.

Benefits expected to be paid from pension plans are as follows:

(Dollars in millions)	2009	2010	2011	2012	2013	2014-2018
U.S. plans	$100	$106	$113	$113	$117	$619
Non U.S. plans	$5	$5	$6	$6	$6	$40

The estimated net loss and prior service credit for the pension plans that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are $30 million and $16 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP").  Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5 percent of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to either the Eastman Stock Fund or other investment funds within the EIP.  Employees may diversify to other investment funds within the EIP from the ESOP at any time without restrictions.  Allocated shares in the ESOP totaled 1,465,656; 1,540,303; and 1,721,199 shares as of December 31, 2008, 2007, and 2006, respectively.  Dividends on shares held by the EIP/ESOP are charged to retained earnings.  All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

In July 2006, the Company amended its EIP/ESOP to provide a company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007.  Employees who are hired on or after January 1, 2007, will also be eligible for the 5 percent contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $33 million, $34 million, and $35 million for 2008, 2007, and 2006, respectively.

POSTRETIREMENT WELFARE PLANS

Eastman provides a subsidy toward life insurance and health care and dental benefits for eligible retirees hired prior to January 1, 2007, and a subsidy toward health care benefits for retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. plans.  Similar benefits are also made available to retirees of HDC, a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant.  HDC's contract with the Department of Army ("DOA") provided for reimbursement of allowable costs incurred by HDC including certain postretirement welfare costs, for as long as HDC operated the plant.  After the contract was terminated at the end of 1998, the Army did not contribute further to these costs.  The Company pursued extraordinary relief from the DOA and was granted an award effective in the fourth quarter 2006 in the amount of $95 million.  This award was for reimbursement of previously expensed postretirement benefit costs.  The Company began recognizing the impact of the reimbursement in fourth quarter 2006 by recording an unrecognized gain and will be amortizing the remaining gain into earnings over an extended period of time.  Included in other income is a gain of $4 million for both 2008 and 2007 and $12 million for 2006 reflecting a portion of the unrecognized gain resulting from the award.

Employees hired on or after January 1, 2007 will have access to postretirement health care benefits only; Eastman will not provide a subsidy toward the premium cost of postretirement benefits for those employees.

A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2008 and 2007, the funded status of the plans, amounts recognized in the Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

Summary Balance Sheet

(Dollars in millions)	2008	2007

Change in benefit obligation:
Benefit obligation, beginning of year	$716	$731
Service cost	7	7
Interest cost	43	43
Plan participants' contributions	18	16
Actuarial (gain) loss	26	(16)
Benefits paid	(64)	(59)
Plan amendments	--	(6)
Benefit obligation, end of year	$746	$716

Change in plan assets:
Fair value of plan assets, beginning of year	$56	$57
Actual return on plan assets	(19)	2
Company contributions	39	37
Reserve for third party contributions	25	3
Plan participants' contributions	18	16
Benefits paid	(64)	(59)
Fair value of plan assets, end of year	$55	$56

Funded status	$(691)	$(660)

Amounts recognized in the Statements of Financial Position consist of:
Current liabilities	$(40)	$(40)
Non-current liabilities	(651)	(620)
Net amount recognized, end of year	$(691)	$(660)

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial (gain) loss	$191	$176
Prior service (credit) cost	(172)	(194)
Accumulated other comprehensive income	$19	$(18)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of net periodic benefit cost recognized for Eastman's postretirement benefit cost follows:

Summary of Benefit Costs

(Dollars in millions)	2008	2007	2006

Components of net periodic benefit cost:
Service cost	$6	$7	$8
Interest cost	43	43	41
Expected return on assets	(4)	(3)	--
Other	--	--	(12)
Amortization of:
Prior service credit	(23)	(23)	(22)
Actuarial loss	10	12	15
Net periodic benefit cost	$32	$36	$30

Weighted-average assumptions used to determine end of year benefit obligations:	2008	2007	2006

Discount rate	6.08%	6.19%	5.86%
Rate of compensation increase	3.50%	3.75%	3.75%
Health care cost trend
Initial	8.00%	9.00%	9.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2015	2012	2011

Weighted-average assumptions used to determine end of year net benefit cost:	2008	2007	2006

Discount rate	6.19%	5.86%	5.62%
Rate of compensation increase	3.75%	3.75%	3.75%
Health care cost trend
Initial	9.00%	9.00%	8.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2012	2011	2009

Benefits, net of participant contributions, expected to be paid for post-employment obligations are as follows:

(Dollars in millions)
	2009	2010	2011	2012	2013	2014-2018
U.S. plans	$46	$46	$47	$47	$48	$262

An 8 percent rate of increase in per capita cost of covered health care benefits is assumed for 2009.  The rate is assumed to decrease gradually to 5 percent for 2015 and remain at that level thereafter.  A 1 percent increase or decrease in health care trend would have had no material impact on the 2008 service and interest costs or the 2008 benefit obligation, because the Company's contributions for benefits are fixed.

The estimated net loss and prior service credit for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic cost over the next fiscal year are $12 million and $23 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	COMMITMENTS

Purchase Obligations and Lease Commitments

At December 31, 2008, the Company had various purchase obligations totaling approximately $1.6 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling approximately $115 million over a period of several years.  Of the total lease commitments, approximately 16 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 41 percent relate to real property, including office space, storage facilities and land; and approximately 43 percent relate to railcars.  Rental expense, net of sublease income, was approximately $44 million, $56 million, and $62 million in 2008, 2007, and 2006, respectively.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Total

2009	$--	$13	$100	$351	$30	$494
2010	--	--	100	387	26	513
2011	2	--	100	246	22	370
2012	154	84	92	243	14	587
2013	--	--	85	230	9	324
2014 and beyond	1,202	--	877	140	14	2,233
Total	$1,358	$97	$1,354	$1,597	$115	$4,521

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn may sell interests in those receivables to a third party purchaser which generally funds its purchases via the issuance of commercial paper backed by the receivables interests.  The agreement permits the sale of undivided interests in domestic trade accounts receivable.  The assets of the special purpose entity are not available to satisfy the Company’s general obligations.  Receivables sold to the third party totaled $200 million at December 31, 2008 and December 31, 2007.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $339 million and $308 million in 2008 and 2007, respectively.

Guarantees

FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and “Rescission of FASB Interpretation No. 34” clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees.  Disclosures about each group of similar guarantees are provided below.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Residual Value Guarantees

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2008 totaled $152 million and consisted primarily of leases for railcars, company aircraft, and other equipment.  Leases with guarantee amounts totaling $2 million, $11 million, and $139 million will expire in 2009, 2011, and 2012, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

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

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at December 31, 2008.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years and purchases approximately $50 million of raw materials and utilities on an annual basis.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman’s policies described in Note 1, "Significant Accounting Policies."  Because of expected sharing of costs, the availability of legal defenses, and the Company’s preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company’s consolidated financial position, results of operations or cash flows.  The Company’s reserve for environmental contingencies was $41 million and $42 million at December 31, 2008 and 2007, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $21 million at December 31, 2008.

The following table summarizes the activity in the Company's accrued obligations for environmental matters for the years ended December 31, 2008 and 2007:

Accrued Obligations for Environmental Matters

(Dollars in millions)	December 31, 2008	December 31, 2007

Beginning environmental liability	$42	$47

Liabilities incurred in current period	4	1
Liabilities settled in current period	(4)	(6)
Accretion expense	2	2
Revisions to estimated cash flow	(3)	(2)

Ending environmental liability	$41	$42

For additional information, refer to Note 26, "Reserve Rollforwards."

14.	LEGAL MATTERS

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	STOCKHOLDERS’ EQUITY

A reconciliation of the changes in stockholders’ equity for 2006, 2007, and 2008 is provided below:
(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders’ Equity $

Balance at December 31, 2005	1	320	1,923	(200)	(432)	1,612

Net Earnings	--	--	409	--	--	409
Cash Dividends(1)	--	--	(146)	--	--	(146)
Other Comprehensive Income	--	--	--	107	--	107
Effect of FAS 158 adoption	--	--	--	(81)	--	(81)
Share-based Compensation Expense (2)	--	22	--	--	--	22
Stock Option Exercises	--	83	--	--	--	83
Other (3)	--	23	--	--	--	23
Balance at December 31, 2006	1	448	2,186	(174)	(432)	2,029

Net Earnings	--	--	300	--	--	300
Effect of FIN 48 Adoption	--	--	8	--	--	8
Cash Dividends Declared (1)	--	--	(145)	--	--	(145)
Other Comprehensive Income	--	--	--	146	--	146
Share-based Compensation Expense (2)	--	18	--	--	--	18
Stock Option Exercises	--	87	--	--	--	87
Other (3)	--	20	--	--	1	21
Stock Repurchases	--	--	--	--	(382)	(382)
Balance at December 31, 2007	1	573	2,349	(28)	(813)	2,082

Net Earnings	--	--	346	--	--	346
Cash Dividends Declared (1)	--	--	(132)	--	--	(132)
Other Comprehensive Income	--	--	--	(307)	--	(307)
Share-based Compensation Expense (2)	--	24	--	--	--	24
Stock Option Exercises	--	46	--	--	--	46
Other (3)	--	(5)	--	--	--	(5)
Stock Repurchases	--	--	--	--	(501)	(501)
Balance at December 31, 2008	1	638	2,563	(335)	(1,314)	1,553
(1)	Includes cash dividends paid and dividends declared, but unpaid. Also, includes the redemption of the outstanding preferred stock purchase rights.
(2)	Includes the fair value of equity share-based awards recognized under SFAS No. 123(R).
(3)	The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share.  The Company declared dividends of $1.76 per share in each of 2008, 2007, and 2006.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The additions to paid-in capital for 2008, 2007, and 2006 are primarily the result of stock option exercises by employees.  Effective January 1, 2006, this includes exercises and recognition of compensation expense of equity awards determined under SFAS No. 123(R).

On February 4, 1999, the Company was authorized by its Board of Directors to repurchase up to $400 million of its common stock.  Through January 2007, a total of 2.7 million shares of common stock was repurchased under the authorization at a cost of approximately $112 million.  On February 20, 2007, the Board of Directors cancelled its prior authorization for stock repurchases and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in September 2007 acquiring a total of 4.6 million shares.  In October 2007, the Board of Directors authorized an additional $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2008, a total of 9.4 million shares have been repurchased under this authorization for a total amount of approximately $583 million.

The Company's charitable foundation held the following shares of the Company's common stock at December 31 of each year and are reported in treasury stock:  82,674 shares for 2008 and 2007 and 106,771 shares for 2006.

During the fourth quarter of 2006, the Board of Directors of the Company redeemed all of the outstanding preferred stock purchase rights issuable pursuant to the Stockholder Protection Rights Agreement and terminated the Stockholder Protection Rights Agreement.  The payment of $0.01 per share of common stock was recorded in dividends payable at December 31, 2006 and was paid January 2, 2007.

For 2008, 2007, and 2006, the weighted average number of common shares outstanding used to compute basic earnings per share was 75.2 million, 82.8 million, and 82.1 million, respectively, and for diluted earnings per share was 76.0 million, 83.9 million, and 83.2 million, respectively, reflecting the effect of dilutive share-based equity awards outstanding.  Excluded from the 2008, 2007, and 2006 calculation of diluted earnings per share were 2,355,954 stock options, 1,026,284 stock options, and 3,284,662 stock options, respectively, because the total market value of option exercises for these awards was less than the total cash proceeds that would be received from these exercises.

Shares of common stock issued (1)	2008	2007	2006

Balance at beginning of year	93,630,292	91,579,441	89,566,115
Issued for employee compensation and benefit plans	865,568	2,050,851	2,013,326
Balance at end of year	94,495,860	93,630,292	91,579,441

(1) Includes shares held in treasury.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Loss and Prior Service Cost $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2006	121	(288)	(6)	(1)	(174)
Period change	36	106	3	1	146
Balance at December 31, 2007	157	(182)	(3)	--	(28)
Period change	(97)	(232)	23	(1)	(307)
Balance at December 31, 2008	60	(414)	20	(1)	(335)

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

2007 Omnibus Long-Term Compensation Plan

Eastman's 2007 Omnibus Long-Term Compensation Plan ("2007 Omnibus Plan") was approved by shareholders at the May 3, 2007 Annual Meeting of Shareholders and shall remain in effect until its fifth anniversary.  The 2007 Omnibus Plan authorizes the Compensation and Management Development Committee of the Board of Directors to:  grant awards, designate participants, determine the types and numbers of awards, determine the terms and conditions of awards and determine the form of award settlement.  Under the 2007 Omnibus Plan, the aggregate number of shares reserved and available for issuance is 4.1 million.  Any stock distributed pursuant to an award may consist of, in whole or in part, authorized and unissued stock, treasury stock, or stock purchased on the open market.  Under the 2007 Omnibus Plan and previous plans, the form of awards have included:  restricted stock and restricted stock units, stock options, stock appreciation rights ("SAR’s"), and performance shares.  The 2007 Omnibus Plan is flexible as to the number of specific forms of awards, but provides that stock options and SARs are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

2008 Director Long-Term Compensation Subplan

Eastman's 2008 Director Long-Term Compensation Subplan ("2008 Directors' Subplan"), a component of the 2007 Omnibus Plan, remains in effect until terminated by the Board of Directors or the earlier termination of the 2007 Omnibus Plan.  The 2008 Directors' Subplan provides for structured awards of restricted shares to non-employee members of the Board of Directors.  Restricted shares awarded under the 2008 Directors' Subplan are subject to the same terms and conditions of the 2007 Omnibus Plan.  The 2008 Directors' Subplan does not constitute a separate source of shares for grant of equity awards and all shares awarded are part of the 4.1 million shares authorized by the 2007 Omnibus Plan.  Shares of restricted stock are granted upon the first day of a non-employee director's initial term of service and shares of restricted stock are granted each year to each non-employee director on the date of the annual meeting of stockholders.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company is authorized by the Board of Directors under the 2007 Omnibus Plan and 2008 Directors' Subplan to provide grants to employees and non-employee members of the Board of Directors.  It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require payment by the issuance of common stock and to withhold or accept back shares awarded to cover the income taxes of employee participants.  Shares of non-employee directors are not withheld or acquired for the withholding of their income taxes.  Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay for the exercise price of stock options in accordance with the terms and conditions of their awards.

On January 1, 2006, the Company adopted SFAS No. 123 Revised December 2004 ("SFAS No. 123(R)"), "Share-Based Payment".  Effective with the adoption of SFAS No 123(R), compensation expense for all employee and non-employee director share-based compensation awards are recognized in the financial statements, in accordance with the adopted modified prospective method, based upon their grant date fair value over the requisite service or vesting period: a) based upon the requirements of SFAS No. 123(R) for all new awards granted after the effective date of implementation and b) based upon the requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" for all awards granted prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

For 2008, 2007, and 2006, total share-based compensation expense (before tax) of approximately $21 million, $26 million, and $29 million, respectively, was recognized in selling, general and administrative expense in the consolidated statement of earnings for all share-based awards of which approximately $9 million, $13 million, and $17 million, respectively, related to stock options.  SFAS No. 123(R) requires that compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for retirement-eligible employees.  For 2008, 2007, and 2006, approximately $2 million, $3 million and $8 million, respectively, of stock option compensation expense was recognized due to retirement eligibility preceding the requisite vesting period.

Stock Option Awards

Options have been granted on an annual basis to non-employee directors under predecessor plans to the 2008 Directors' Subplan and by the Compensation and Management Development Committee of the Board of Directors under the 2007 Omnibus Plan and predecessor plans to employees.  Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant.  The term life of options is ten years with vesting periods that vary up to three years.  Vesting usually occurs ratably over the vesting period or at the end of the vesting period.  The Company utilizes the Black Scholes Merton ("BSM") option valuation model which relies on certain assumptions to estimate an option's fair value.

The weighted average assumptions used in the determination of fair value for stock options awarded in 2008, 2007, and 2006 are provided in the table below:

Assumptions	2008	2007	2006

Expected volatility rate	21.96%	20.80%	21.40%
Expected dividend yield	2.66%	2.92%	3.24%
Average risk-free interest rate	2.76%	4.24%	4.62%
Expected forfeiture rate	0.75%	0.75%	0.75%
Expected term years	5.00	4.40	4.40

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

A summary of the activity of the Company's stock option awards for 2008, 2007, and 2006 are presented below:

	2008		2007		2006
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	4,481,300	$55	5,866,900	$52	6,616,800	$48
Granted	445,700	38	643,000	65	1,481,300	61
Exercised	(691,500)	51	(2,010,100)	50	(2,001,800)	45
Cancelled, forfeited, or expired	(17,800)	55	(18,500)	59	(229,400)	56
Outstanding at end of year	4,217,700	$54	4,481,300	$55	5,866,900	$52

Options exercisable at year-end	2,980,100		2,686,800		3,385,100

Available for grant at end of year	2,545,400		3,379,200		1,244,900

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/08	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/08	Weighted-Average Exercise Price

$30-45	701,900	7.5	$37	276,200	$37
$46-52	645,100	3.7	48	644,100	48
$53-59	1,031,800	6.8	54	951,000	54
$60-64	1,242,600	7.5	61	821,100	61
$65-74	596,300	7.5	66	287,700	66
	4,217,700	6.7	$54	2,980,100	$54

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The range of exercise prices of options outstanding at December 31, 2008 is approximately $30 to $74 per share.  The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2008 is insignificant.  Intrinsic value is the amount by which the closing market price of the stock at December 31, 2008 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options is 5.9 years.

The weighted average fair value of options granted during 2008, 2007, and 2006 were $6.59, $11.12, and $10.57, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $15 million, $30 million, and $27 million, respectively.  Cash proceeds received by the Company from option exercises and the related tax benefit totals $35 million and $4 million, respectively for 2008, $91 million and $10 million, respectively, for 2007, and $83 million and $10 million, respectively, for 2006.  The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $11 million, $13 million, and $9 million, respectively.

A summary of the status of the Company's nonvested options as of December 31, 2008 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2008	1,794,500	$10.87
Granted	445,700	6.59
Vested	(994,100)	10.71
Forfeited	(8,600)	10.34
Nonvested Options at December 31, 2008	1,237,500	$9.46

For options unvested at December 31, 2008, approximately $4 million in compensation expense will be recognized over three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has long-term performance stock awards, restricted stock awards, and stock appreciation rights.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total shareholder return compared to a peer group ranking by total shareholder return.  The recognized compensation cost before tax for these other share-based awards in the years ended December 31, 2008, 2007, and 2006 is approximately $12 million, $13 million, and $12 million, respectively.  The unrecognized compensation expense before tax for these same type awards at December 31, 2008 is approximately $30 million and will be recognized primarily over a period of three years.

17.	DIVESTITURES

Certain Businesses and Product Lines and Related Assets in CASPI, PCI, and Performance Polymers Segments

On November 30, 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses for net proceeds of approximately $160 million and an earn-out provision based on certain future sales amounts.   The Company will continue to produce certain intermediates products for the buyer under supply agreements through 2008.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  The results related to the Mexico and Argentina facilities are not presented as discontinued operations due to continuing involvement of the Company's Performance Polymers segment in the region including certain intermediates products sales to the divested sites.  During 2007, the Company recorded asset impairments and restructuring charges of approximately $115 million related to the Mexico and Argentina PET sites.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

On November 30, 2006, the Company sold its polyethylene (“PE”) and EpoleneTM polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline in the CASPI and Performance Polymers segments for net proceeds of approximately $235 million.  The Company also retained and subsequently collected approximately $83 million of accounts receivable related to these businesses and product lines.  The Company will continue to produce certain products for the buyer under ongoing supply agreements and purchase certain products from the buyer under ongoing purchase agreements with terms up to ninety-nine years.  As part of these agreements, the Company began a staged phase-out of older cracking units in 2007, with timing dependent in part on market conditions, resulting in accelerated depreciation and environmental closure obligations.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  In 2006, the Company recorded a gain of $75 million in other operating income related to this transaction.

On October 31, 2006, the Company sold its Batesville, Arkansas manufacturing facility and related assets and the specialty organic chemicals product lines in the Performance Chemicals and Intermediates ("PCI") segment for net proceeds of approximately $74 million.  The Company also retained and subsequently collected approximately $9 million of accounts receivable related to these businesses and product lines.  The Company will continue to produce certain products for the buyer under ongoing supply agreements and purchase certain products from the buyer under ongoing purchase agreements with terms up to five years.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  In 2006, the Company recorded $7 million in other operating loss related to this transaction.

18.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Restructuring charges totaled $46 million during 2008.  Impairments and restructuring charges totaled $112 million during 2007, consisting of non-cash asset impairments of $122 million and restructuring gains of $10 million.  Impairments and restructuring charges totaled $101 million during 2006, consisting of non-cash asset impairments of $62 million and restructuring charges of $39 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the 2008, 2007, and 2006 charges by segment:

(Dollars in millions)	2008	2007	2006
CASPI:
Fixed asset impairments	$ --	$ --	$ 6
Severance charges	--	(1)	4
Site closure and restructuring costs	--	--	3

Fibers:
Severance charges	--	--	2

PCI:
Fixed asset impairments	--	--	10
Severance charges	8	(1)	6
Site closure and restructuring costs	14	--	4

Performance Polymers:
Fixed asset impairments	--	118	30
Severance charges	2	(5)	16
Site closure and restructuring costs	22	--	--

Specialty Plastics (“SP”):
Fixed asset impairments	--	2	12
Severance charges	--	(2)	4
Site closure and restructuring costs	--	1	--

Other:
Fixed asset impairments	--	--	3
Intangible asset impairments	--	2	1
Site closure and restructuring costs	--	(2)	--

Total Eastman Chemical Company
Fixed asset impairments	$ --	$ 120	$ 61
Intangible asset impairments	--	2	1
Severance charges	10	(9)	32
Site closure and restructuring costs	36	(1)	7
Total Eastman Chemical Company	$ 46	$ 112	$ 101

2008

During 2008, the Company recorded $46 million in restructuring charges.  These charges consist of approximately $24 million in the Performance Polymers segment for restructuring at the South Carolina facility, $22 million in asset impairments and restructuring charges primarily for severance and pension charges in the PCI segment resulting from the decision to close a previously impaired site in the United Kingdom.

2007

In fourth quarter 2007 asset impairments and restructuring gains totaled $4 million related primarily to the adjustments to previously recorded charges for Cendian Corporation ("Cendian"), the Company's logistics subsidiary, and the PET manufacturing facilities in Latin America which were sold in third quarter 2007.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In third quarter 2007 asset impairments and restructuring charges totaled $114 million were primarily the impairment of assets of Eastman's PET manufacturing facilities in Cosoleacaque, Mexico, and Zarate, Argentina which were classified as held for sale as of September 30, 2007.  The Company wrote down the value of the assets of these facilities in third quarter 2007 to the expected sales proceeds less cost to sell. These charges were in the Performance Polymers segment.  Also in third quarter 2007, the Company adjusted the severance accrual recorded in fourth quarter 2006 which resulted in a reversal of approximately $5 million, which was reflected in all segments.

In first and second quarter 2007, the Company recorded $2 million in charges related primarily to the site closure and asset removal related to the shutdown of the Company's Spanish cyclohexane dimethanol ("CHDM") manufacturing facility, located adjacent to the PET manufacturing facility.  These charges were offset by the reversal of fourth quarter 2006 severance accrual at the same site, as the employees included in the CHDM severance accrual were employed by the purchaser of the San Roque, Spain PET manufacturing facility, relieving the Company of the severance obligation.  These charges were reflected in the Performance Polymers and SP segments.

2006

In fourth quarter 2006, the Company recorded asset impairments and restructuring charges of $78 million, consisting of non-cash impairments of $42 million and restructuring charges of $36 million.  The asset impairments consisted of approximately $20 million related to the shutdown of the CHDM manufacturing assets in San Roque, Spain, utilized in the SP and the Performance Polymers segments and $22 million primarily related to the shutdown of a research and development pilot plant in the Performance Polymers segment.  The decisions to shutdown the San Roque, Spain site to gain operational efficiencies at other facilities and to shutdown the research and development pilot plant were made in fourth quarter 2006.  The restructuring charges consisted of $32 million of estimated severance costs primarily for work force reductions and $3 million of other charges.

In third quarter 2006, asset impairments and restructuring charges totaled $13 million.  During third quarter 2006, the Company classified the Batesville, Arkansas manufacturing facility as an asset group held for sale and recorded a related $11 million impairment charge to reduce the recorded book value of the assets to the estimated sales proceeds.

In second quarter 2006, asset impairments and restructuring charges totaled $3 million, relating primarily to previously closed manufacturing facilities.

In first quarter 2006, asset impairments and restructuring charges totaled $7 million, relating primarily to the divestiture of a previously closed manufacturing facility.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2006	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2006

Noncash charges	$--	$62	$(62)	$--	$--
Severance costs	3	32	--	(1)	34
Site closure and restructuring costs	7	7	--	--	14
Total	$10	$101	$(62)	$(1)	$48

	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2007

Noncash charges	$--	$122	$(122)	$--	$--
Severance costs	34	(9)	--	(18)	7
Site closure and restructuring costs	14	(1)	--	(2)	11
Total	$48	$112	$(122)	$(20)	$18

	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2008

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	7	10	--	(12)	5
Site closure and restructuring costs	11	34	--	(20)	25
Total	$18	$46	$(2)	$(32)	$30

A majority of all severance and site closure costs are expected to be applied to the reserves within one year.

During 2008, the Company accrued for approximately 40 employee separations.  As of the end of 2008, no separations for the 2008 accrual were complete and all of the 2007 and 2006 separations were completed.  During 2007, the Company accrued for approximately 25 employee separations.  As of the end of 2007, approximately 10 of the 2007 separations were not complete and approximately 40 of the 2006 separations were not complete.  During 2006, the Company accrued for approximately 400 employee separations.  As of the end of 2006, no separations accrued for were completed.

19.	OTHER OPERATING INCOME, NET

(Dollars in millions)	2008	2007	2006

Other operating income, net	$(16)	$--	$(68)

Other operating income, net for 2008 reflects a gain of $16 million from the sale of certain mineral rights at an operating manufacturing site.  Other operating income, net for 2006 reflects a gain of $75 million on the sale of the Company's PE and EpoleneTM polymer businesses, related assets, and the Company's ethylene pipeline and charges of approximately $7 million related to the sale of the Company's Batesville, Arkansas manufacturing facility and related assets and product lines.  For additional information, see Note 17, "Divestitures".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	OTHER CHARGES (INCOME), NET

(Dollars in millions)	2008	2007	2006

Foreign exchange transactions losses (gains)	$17	$(11)	$(2)
Equity and business venture investments losses (gains)	6	(12)	(12)
Other, net	(3)	(5)	(3)
Other charges (income), net	$20	$(28)	$(17)

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains on the sale of business venture investments, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, other non-operating income or charges related to HDC, gains from the sale of non-operating assets, royalty income, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Equity and business venture investments (gains) losses for 2008, 2007, and 2006 included gains of $4 million, $4 million, and $12 million, respectively, resulting from a favorable decision of the U.S. Department of the Army to reimburse post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary.  This gain reflected a portion of the unrecognized gain resulting from the reimbursement decision that will be amortized into earnings over future periods.  For additional information, see Note 11, "Retirement Plans".

21.	INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

(Dollars in millions)	2008	2007	2006

Earnings (loss) from continuing operations before income taxes
United States	$355	$489	$601
Outside the United States	74	(19)	(7)
Total	$429	$470	$594

Provision (benefit) for income taxes on earnings from continuing operations
United States
Current	$88	$173	$135
Deferred	7	(24)	22
Outside the United States
Current	16	(30)	6
Deferred	(1)	21	(14)
State and other
Current	2	10	17
Deferred	(11)	(1)	1
Total	$101	$149	$167

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

(Dollars in millions)	2008	2007	2006

Unrecognized loss and prior service cost	$(142)	$56	$(9)
Cumulative translation adjustment	16	5	2
Unrealized gains (losses) on cash flow hedges	14	3	(1)
Total	$(112)	$64	$(8)

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	2008	2007	2006

Continuing operations	$101	$149	$167
Discontinued operations	(12)	(3)	(1)
Other comprehensive income	(112)	64	(8)
Total	$(23)	$210	$158

Differences between the provision for income taxes on earnings from continuing operations and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2008	2007	2006

Amount computed using the statutory rate	$150	$165	$208
State income taxes, net	(6)	8	12
Foreign rate variance	(4)	(3)	(2)
Extraterritorial income exclusion	--	--	(9)
Domestic manufacturing deduction	(7)	(11)	(4)
ESOP dividend payout	(1)	(1)	(2)
Capital loss benefits	(12)	(3)	(25)
Change in reserves for tax contingencies	(8)	(2)	(3)
Net operating loss benefits	--	--	(11)
General business credits	(16)	(5)	(2)
Other	5	1	5
Provision for income taxes	$101	$149	$167

The 2008 effective tax rate was impacted by a $16 million benefit resulting from a gasification investment tax credit of $11 million and a research and development tax credit of $5 million, a $14 million benefit from state income tax credits (net of federal effect), a $12 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.

The 2006 effective tax rate from continuing operations was impacted by $25 million of net deferred tax benefit resulting from the reversal of capital loss carryforward valuation reserves and $11 million of deferred tax benefit resulting from the reversal of foreign net operating loss valuation reserves.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2008	2007

Deferred tax assets
Post-employment obligations	$491	$343
Net operating loss carry forwards	113	130
Capital loss carry forwards	33	42
Other	37	42
Total deferred tax assets	674	557
Less valuation allowance	(131)	(146)
Deferred tax assets less valuation allowance	$543	$411

Deferred tax liabilities
Depreciation	$(599)	$(629)
Inventory reserves	(23)	(42)
Total deferred tax liabilities	$(622)	$(671)

Net deferred tax liabilities	$(79)	$(260)

As recorded in the Consolidated Statements of Financial Position:
Other current assets	$2	$5
Other noncurrent assets	28	45
Payables and other current liabilities	(3)	(10)
Deferred income tax liabilities	(106)	(300)
Net deferred tax liabilities	$(79)	$(260)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $287 million at December 31, 2008.  It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States.  These entities are also subject to taxation in the foreign tax jurisdictions.  Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized.  Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction.  At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently.  Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.  A valuation allowance of $78 million at December 31, 2008, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2008, foreign net operating loss carryforwards totaled $391 million.  Of this total, $258 million will expire in 3 to 15 years; and $133 million has no expiration date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2008	2007

Miscellaneous receivables	$10	$20

Payables and other current liabilities	11	6
Other long-term liabilities	11	24
Total income taxes payable	$22	$30

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Incomes Taxes”, ("FIN 48"), on January 1, 2007.  As a result of the implementation of FIN 48 and reliance on the FASB Staff Position No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48", the Company recognized a decrease of approximately $3 million in the liability for unrecognized tax benefits, which was accounted for as a $8 million increase to the January 1, 2007 balance of retained earnings and a $5 million decrease in long-term deferred tax liabilities.  A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
	2008	2007
(Dollars in millions)
Balance at January 1	$24	$28
Additions based on tax positions related to current year	--	1
Reductions for tax positions of prior years	(4)	(3)
Settlements	(7)	--
Lapse of statute of limitations	(2)	(2)
Balance at December 31	$11	$24

As of December 31, 2008 and 2007, $11 million and $24 million, respectively, of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest and penalties, net, related to unrecognized tax benefits are recorded as a component of income tax expense.  As of January 1, 2008 and 2007, the Company had accrued a liability of approximately $4 million and $3 million, respectively, for interest, net of tax and had no accrual for tax penalties.  During 2008, the Company recognized income of $2 million for interest, net of tax and no penalties associated with unrecognized tax benefits, resulting in an accrued balance of $2 million for interest, net of tax benefit and no amount of penalties as of December 31, 2008.  During 2007, the Company recognized expense of $1 million for interest, net of tax and no penalties associated with unrecognized tax benefits, resulting in an accrued balance of $4 million for interest, net of tax benefit and no amount of penalties as of December 31, 2007.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2002.  It is reasonably possible that within the next 12 months the Company will recognize approximately $3 million of unrecognized tax benefits as a result of the expiration of relevant statutes of limitations.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

22.	SUPPLEMENTAL CASH FLOW INFORMATION

(Dollars in millions)	2008	2007	2006

Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$96	$108	$105
Income taxes paid	150	173	157

Derivative financial instruments and related gains and losses are included in cash flows from operating activities.

Non-cash portion of losses from the Company’s equity investments was $9 million for 2008.  The non-cash portions of earnings from the Company's equity investments in 2007 and 2006 were $3 million and $1 million, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(Dollars in millions)	2008	2007	2006
Sales by Segment
CASPI	$1,524	$1,451	$1,421
Fibers	1,045	999	910
PCI	2,160	2,095	1,659
Performance Polymers	1,074	1,413	1,971
SP	923	872	818
Total Sales by Segment	6,726	6,830	6,779
Other	--	--	--

Total Sales	$6,726	$6,830	$6,779

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2008	2007	2006
Operating Earnings (Loss)
CASPI (1)	$202	$235	$229
Fibers (2)	238	238	226
PCI (3)	153	220	132
Performance Polymers (4)	(57)	(207)	68
SP (5)	35	65	46
Total Operating Earnings by Segment	571	551	701
Other (6)	(52)	(47)	(47)

Total Operating Earnings	$519	$504	$654

(1)
CASPI includes $(1) million and $13 million in 2007 and 2006, respectively, in asset impairments and restructuring charges (gains) for previously closed manufacturing facilities and severance costs of a voluntary reduction in force and $5 million in 2008 in other operating income related to the sale of certain mineral rights at an operating manufacturing site.

(2)	Fibers includes $2 million in 2006 in asset impairments and restructuring charges related to severance costs.
(3)
PCI includes $22 million, $(1) million, and $20 million in 2008, 2007, and 2006, respectively, in asset impairments and restructuring charges (gains) related to the divestiture of the Batesville, Arkansas facility, manufacturing facilities outside the U.S. and severance charges, $5 million, $19 million and $2 million in 2008, 2007 and 2006, respectively, in accelerated depreciation related to crackers at the Company's Longview, Texas facility, and other operating (income) charges of $(9) million and $7 million, respectively,  related to the sale of certain mineral rights at an operating manufacturing site and the divestiture of the Batesville, Arkansas facility.

(4)
Performance Polymers includes $24 million, $113 million, and $46 million in 2008, 2007 and 2006, respectively, in asset impairments and restructuring charges related to restructuring at the South Carolina facility using IntegRexTM technology, partially offset by a resolution of a contingency from the sale of the Company’s PE and EpoleneTM polymer businesses divested in fourth quarter 2006, the PET divestitures in Mexico and Argentina, the shutdown of a research and development pilot plant in Kingsport, Tennessee, discontinued production of CHDM modified polymers in San Roque, Spain and severance costs related to a reduction in force in the U.S. and Spain, $4 million, $29 million, and $7 million in 2008, 2007, and 2006, respectively, of accelerated depreciation related to assets in Columbia, South Carolina and other operating income of $75 million in 2006 from the divestiture of the PE businesses and related assets.

(5)
SP includes $1 million and $16 million in 2007 and 2006, respectively, in asset impairments and restructuring charges related to the discontinued production of CHDM in Spain, a previously closed manufacturing facility and severance costs, $1 million in both 2007 and 2006 of accelerated depreciation related to assets in Columbia, South Carolina, and $2 million in 2008 in other operating income related to the sale of certain mineral rights at an operating manufacturing site.

(6)	Other includes $4 million in 2006 primarily for the shutdown of Cendian's business activities.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2008	2007	2006
Assets by Segment (1)
CASPI	$1,160	$1,114	$1,078
Fibers	758	692	651
PCI	844	1,062	926
Performance Polymers (2)	606	727	1,480
SP	828	622	599
Total Assets by Segment	4,196	4,217	4,734
Corporate Assets	1,085	1,417	1,398
Assets Held for Sale (2)(3)	--	375	--
Total Assets	$5,281	$6,009	$6,132

(1)	Assets managed by the Chief Operating Decision Maker include accounts receivable, inventory, fixed assets, and goodwill.
(2)
The Performance Polymers assets have decreased as a result of asset impairments, divestitures in Spain and Latin America, and classification of European assets as assets held for sale as of December 31, 2007.

(3)	For more information regarding assets held for sale, see Note 2, "Discontinued Operations and Assets Held for Sale."

(Dollars in millions)	2008	2007	2006
Depreciation Expense by Segment (1)
CASPI	$50	$53	$54
Fibers	50	57	41
PCI	53	70	59
Performance Polymers	49	81	93
SP	53	50	47
Total Depreciation Expense by Segment	255	311	294
Other	1	2	--

Total Depreciation Expense	$256	$313	$294

(1)
In the fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  In 2008, accelerated depreciation costs resulting from these decisions were $5 million and $4 million in PCI and Performance Polymers, respectively.  In 2007, accelerated depreciation costs were $19 million, $29 million, and $1 million in PCI, Performance Polymers, and SP segments, respectively.  In 2006, accelerated depreciation costs were $2 million, $7 million, and $1 million in PCI, Performance Polymers, and SP segments, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2008	2007	2006
Capital Expenditures by Segment
CASPI	$69	$73	$60
Fibers	87	87	44
PCI	126	104	66
Performance Polymers	126	126	125
SP	152	111	94
Total Capital Expenditures by Segment	560	501	389
Other	90	17	--

Total Capital Expenditures	$650	$518	$389

(Dollars in millions)	2008	2007	2006
Geographic Information
Sales
United States	$3,965	$3,959	$4,039
All foreign countries	2,761	2,871	2,740
Total	$6,726	$6,830	$6,779

Long-Lived Assets, Net
United States	$2,794	$2,564	$2,407
All foreign countries	404	518	662
Total	$3,198	$3,082	$3,069

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

24.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008

Sales	$1,727	$1,834	$1,819	$1,346
Gross profit	337	321	322	146
Asset impairment and restructuring charges	17	3	2	24
Other operating income	--	--	--	(16)
Earnings from continuing operations	115	115	100	(2)
Gain (loss) from disposal of discontinued operations, net of tax	18	--	--	--
Net earnings	133	115	100	(2)

Earnings from continuing operations per share (1)
Basic	$1.47	$1.51	$1.35	$(0.03)
Diluted	$1.46	$1.48	$1.33	$(0.03)

Earnings (loss) from discontinued operations per share (1)(2)
Basic	$0.23	$--	$--	$--
Diluted	$0.22	$--	$--	$--

Net earnings per share (1)
Basic	$1.70	$1.51	$1.35	$(0.03)
Diluted	$1.68	$1.48	$1.33	$(0.03)

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.
(2)	In first quarter 2008, the Company sold its PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)

2007

Sales	$1,637	$1,764	$1,692	$1,737
Gross profit	286	309	307	290
Asset impairment and restructuring charges	--	2	114	(4)
Earnings from continuing operations	93	102	25	101
Earnings (loss) from discontinued operations, net of tax	(3)	1	(5)	(3)
Gain (loss) from disposal of discontinued operations, net of tax	(13)	2	--	--
Net earnings	77	105	20	98

Earnings from continuing operations per share (1)
Basic	$1.11	$1.21	$0.30	$1.26
Diluted	$1.10	$1.19	$0.30	$1.25

Earnings (loss) from discontinued operations per share (1)
Basic	$(0.19)	$0.03	$(0.06)	$(0.04)
Diluted	$(0.19)	$0.03	$(0.06)	$(0.04)

Net earnings per share (1)
Basic	$0.92	$1.24	$0.24	$1.22
Diluted	$0.91	$1.22	$0.24	$1.21

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.
(2)	In fourth quarter 2007, the Company completed the sale of its Argentina and Mexico manufacturing sites and related businesses.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RECENTLY ISSUED ACCOUNTING STANDARDS

Effective first quarter 2008, the Company adopted SFAS No. 157, except as it applies to those nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position FAS 157-2 ("FSP FAS 157-2").  The FASB issued FSP FAS 157-2 which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The Company has concluded that FSP FAS 157-2 will not have an impact on the Company’s consolidated financial statements upon adoption.

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

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS No. 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 provides that accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity.  This Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 applies to all entities that prepare consolidated financial statements but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008.  The Company has concluded that SFAS No. 160 will not have a material impact on the Company’s consolidated financial position, liquidity, or results of operations.

In March 2008, the FASB issued SFAS Statement No. 161 "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161").  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities"; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows.  The Company has concluded that SFAS No. 161 will not have a material impact on the Company’s disclosures.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers’ Disclosures about Postretirement Benefit Plan Assets.”  This FSP amends FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the effect FSP 132(R)-1 will have on its disclosures.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

26.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

		Additions
	Balance at January 1, 2006	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2006

Reserve for:
Doubtful accounts and returns	$20	$(3)	$--	$2	$15
LIFO Inventory	447	17	--	--	464
Environmental contingencies	51	10	--	14	47
Deferred tax valuation allowance	197	(67)	--	--	130
	$715	$(43)	$--	$16	$656

	Balance at January 1, 2007	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2007

Reserve for:
Doubtful accounts and returns	$15	$(1)	$--	$8	$6
LIFO Inventory	464	46	--	--	510
Environmental contingencies	47	3	--	8	42
Deferred tax valuation allowance	130	8	8	--	146
	$656	$56	$8	$16	$704

	Balance at January 1, 2008	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2008

Reserve for:
Doubtful accounts and returns	$6	$6	$--	$4	$8
LIFO Inventory	510	15	--	--	525
Environmental contingencies	42	5	--	6	41
Deferred tax valuation allowance	146	(10)	(5)	--	131
	$704	$16	$(5)	$10	$705

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2008, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2008 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "Information About the Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2009 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. See “Part I - Item 1. Business - Available Information - SEC Filings and Corporate Governance Materials”.

ITEM 11.	EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2009 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders " as included and to be filed in the 2009 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company’s 1994, 1997, 2002, and 2007 Omnibus Long-Term Compensation Plans; the 1994, 1999, and 2002 Director Long-Term Compensation Plans; and the 1996 Non-Employee Director Stock Option Plan.  Although stock and stock-based awards are still outstanding under the 1997 and 2002 Omnibus Long-Term Compensation Plans, as well as the 1999 and 2002 Director Long-Term Compensation Plans, and the 1996 Non-Employee Director Stock Option Plan, no new shares are available under these plans for future awards.  All future share-based awards will be made from the 2007 Omnibus Long-Term Compensation Plan and the 2008 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Plan.

Equity Compensation Plans Not Approved by Stockholders
Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2008 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	4,217,700	(1)	$54	2,545,400	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	4,217,700		$54	2,545,400

(1) Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company’s 1997, 2002, and 2007 Omnibus Long-Term Compensation Plans; the 1999 and 2002 Director Long-Term Compensation Plans; the 1996 Non-Employee Director Stock Option Plan and 2007 Director Long Term Compensation Subplan.

(2) Shares of common stock available for future awards under the Company’s 2007 Omnibus Long-Term Compensation Plan including the 2008 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors ", subheadings "Director Independence " and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2009 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company’s Board of Directors under the heading "Item 2 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2009 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ J. Brian Ferguson
J. Brian Ferguson
Chairman of the Board and Chief Executive Officer

Date:	February 25, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ J. Brian Ferguson	Chairman of the Board of Directors	February 25, 2009
J. Brian Ferguson	and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Senior Vice President and	February 25, 2009
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Controller and	February 25, 2009
Scott V. King	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS:

/s/ Gary E. Anderson	Director	February 25, 2009
Gary E. Anderson

/s/ Michael P. Connors	Director	February 25, 2009
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 25, 2009
Stephen R. Demeritt

/s/ Robert M. Hernandez	Director	February 25, 2009
Robert M. Hernandez

/s/ Renée J. Hornbaker	Director	February 25, 2009
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	February 25, 2009
Lewis M. Kling

/s/ Howard L. Lance	Director	February 25, 2009
Howard L. Lance

/s/ Thomas H. McLain	Director	February 25, 2009
Thomas H. McLain

/s/ David W. Raisbeck	Director	February 25, 2009
David W. Raisbeck

/s/ James P. Rogers	Director	February 25, 2009
James P. Rogers

/s/ Peter M. Wood	Director	February 25, 2009
Peter M. Wood

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.09
$200,000,000 Accounts Receivable Securitization agreement dated April 13, 1999 (amended April 11, 2000, July 14, 2005, July 9, 2008, and February 18, 2009), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. Pursuant to Item 601(b)(4)(iii) of Regulation S-K, in lieu of filing a copy of such agreement, the Company agrees to furnish a copy of such agreement to the Commission upon request

4.10
Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets , Inc. and J. P. Morgan Securities Inc., as  joint lead arrangers (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11
Letter Amendments dated November 16, 2007 and March 10, 2008, to the Credit Agreement (incorporated herein by reference to Exhibit 4.10 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01*	1996 Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.02 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.02*	Eastman Excess Retirement Income Plan	141

10.03*	Form of Executive Change in Control Severance Agreements	148

10.04*	Eastman Unfunded Retirement Income Plan	165

10.05*	2002 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to the September 30, 2007 10-Q)

10.06*	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix B to Eastman Chemical Company’s 2002 Annual Meeting Proxy Statement)

10.07*
Amended and Restated Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, (the "September 30, 2002 10-Q")

10.08*	Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the September 30, 2002 10-Q)

10.09*	Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to the September 30, 2002 10-Q)

10.10*	Notice of Restricted Stock Awarded October 7, 2002 (incorporated herein by reference to Exhibit 10.01 to the September 30, 2002 10-Q)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.11*	Amended and Restated Eastman Executive Deferred Compensation Plan	172

10.12*	Amended Directors' Deferred Compensation Plan	188

10.13*
Eastman Unit Performance Plan as amended and restated January 1, 2004 (incorporated herein by reference to Exhibit 10.09 to Eastman Chemical Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 10-K"))

10.14*	Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the 2003 10-K)

10.15*
Form of Performance Share Awards to Executive Officers (2006 – 2008 Performance Period) (incorporated herein by reference to Exhibit 10.04 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005)

10.16*
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

10.17*
Employment Agreement between Eastman Chemical Company and Mark J. Costa dated May 4, 2006 (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the "June 30, 2006 10-Q")

10.18*	Notice of Restricted Stock Awarded to Mark J. Costa on June 1, 2006 (incorporated herein by reference to Exhibit 10.02 to the June 30, 2006 10-Q)

10.19*	Notice of Stock Option Granted to Mark J. Costa on June 1, 2006 (incorporated herein by reference to Exhibit 10.03 to the June 30, 2006 10-Q)

10.20*
Form of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 30, 2006 10-Q”))

10.21*
Forms of Award Notice for Stock Options Granted to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.08 to the September 30, 2007 10-Q and Exhibit 10.01 to Eastman Chemical Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “September 30, 2008 10-Q”) )

10.22*	Forms of Award Notice for Stock Options Granted to Mark J. Costa (incorporated herein by reference to Exhibit 10.02 to the September 30, 2006 10-Q and Exhibit 10.02 to the September 30, 2008 10-Q)

10.23*	Form of Performance Share Awards to Executive Officers (2007 – 2009 Performance Period) (incorporated herein by reference to Exhibit 10.03 to the September 30, 2006 10-Q)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.24*	Form of Performance Share Awards to Mark J. Costa (2007-2009 Performance Period) (incorporated herein by reference to Exhibit 10.04 to the September 30, 2006 10-Q)

10.25*	1997 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.03 to the September 30, 2007 10-Q)

10.26*	2007 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the September 30, 2007 10-Q)

10.27*	Forms of Performance Share Awards to Executive Officers (2008 – 2010 Performance Period) (incorporated herein by reference to Exhibit 10.09 to the September 30, 2007 10-Q)

10.28*	Forms of Performance Share Awards to Executive Officers (2009 – 2011 Performance Period) (incorporated herein by reference to Exhibit 10.03 and 10.04 to the September 30, 2008 10-Q)

10.29*	2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the September 30, 2007 10-Q)

10.30*	2008 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.05 to the September 30, 2008 10-Q)

10.31*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2009 performance year (incorporated herein by reference to Eastman Chemical Company’s Current Report on Form 8-K dated December 4, 2008)

10.32*	Forms of Restricted Stock Unit Awards to James P. Rogers, Mark J. Costa and Ronald C. Lindsay	197

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	203

21.01	Subsidiaries of the Company	204

23.01	Consent of Independent Registered Public Accounting Firm	206

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2008	207

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2008	208

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2008	209

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2008	210

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.