Form 10-Q
period 2009-03-31
EASTMAN CHEMICAL CO
filed 2009-04-29
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
YES [X]  NO  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [  ]  NO  [  ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at March 31, 2009
Common Stock, par value $0.01 per share	72,644,214

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 45 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 44

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	41

1A.	Risk Factors	41

2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

6.	Exhibits	42

SIGNATURES

Signatures	43

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Three Months
(Dollars in millions, except per share amounts)	2009	2008

Sales	$1,129	$1,727
Cost of sales	950	1,390
Gross profit	179	337

Selling, general and administrative expenses	94	110
Research and development expenses	34	42
Asset impairments and restructuring charges, net	26	17
Operating earnings	25	168

Interest expense, net	19	16
Other charges (income), net	4	(1)
Earnings from continuing operations before income taxes	2	153
Provision for income taxes from continuing operations	--	38
Earnings from continuing operations	2	115

Earnings from disposal of discontinued operations, net of tax	--	18
Net earnings	$2	$133

Basic earnings per share
Earnings from continuing operations	$0.03	$1.47
Earnings from discontinued operations	--	0.23
Basic earnings per share	$0.03	$1.70

Diluted earnings per share
Earnings from continuing operations	$0.03	$1.46
Earnings from discontinued operations	--	0.22
Diluted earnings per share	$0.03	$1.68

Comprehensive Income
Net earnings	$2	$133
Other comprehensive income (loss)
Change in cumulative translation adjustment, net of tax	(10)	(36)
Change in pension liability, net of tax	--	8
Change in unrealized gains (losses) on derivative instruments, net of tax	9	(26)
Total other comprehensive income (loss)	(1)	(54)
Comprehensive income	$1	$79

Retained Earnings
Retained earnings at beginning of period	$2,563	$2,349
Net earnings	2	133
Cash dividends declared	(32)	(34)
Retained earnings at end of period	$2,533	$2,448

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$340	$387
Trade receivables, net	264	275
Miscellaneous receivables	89	79
Inventories	561	637
Other current assets	49	45
Total current assets	1,303	1,423

Properties
Properties and equipment at cost	8,557	8,527
Less: Accumulated depreciation	5,329	5,329
Net properties	3,228	3,198

Goodwill	324	325
Other noncurrent assets	342	335
Total assets	$5,197	$5,281

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$756	$819
Borrowings due within one year	13	13
Total current liabilities	769	832

Long-term borrowings	1,437	1,442
Deferred income tax liabilities	111	106
Post-employment obligations	1,250	1,246
Other long-term liabilities	107	102
Total liabilities	3,674	3,728

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 94,593,224 and 94,495,860 for 2009 and 2008, respectively)	1	1
Additional paid-in capital	639	638
Retained earnings	2,533	2,563
Accumulated other comprehensive loss	(336)	(335)
	2,837	2,867
Less: Treasury stock at cost (22,031,684 shares for 2009 and 22,031,357 shares for 2008)	1,314	1,314

Total stockholders' equity	1,523	1,553

Total liabilities and stockholders' equity	$5,197	$5,281

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2009	2008

Cash flows from operating activities
Net earnings	$2	$133

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	67	65
Asset impairments charges	--	1
Gains on sale of assets	--	(7)
Provision (benefit) for deferred income taxes	(13)	(56)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	5	(40)
(Increase) decrease in inventories	70	(116)
Increase (decrease) in trade payables	(17)	(47)
Increase (decrease) in liabilities for employee benefits and incentive pay	(55)	(61)
Other items, net	23	75

Net cash provided by (used in) operating activities	82	(53)

Cash flows from investing activities
Additions to properties and equipment	(110)	(132)
Proceeds from sale of assets	24	323
Additions to capitalized software	(2)	(3)
Other items, net	(20)	(6)

Net cash provided by (used in) investing activities	(108)	182

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	6	48
Dividends paid to stockholders	(32)	(35)
Treasury stock purchases	--	(245)
Proceeds from stock option exercises and other items	5	7

Net cash used in financing activities	(21)	(225)

Effect of exchange rate changes on cash and cash equivalents	--	1

Net change in cash and cash equivalents	(47)	(95)

Cash and cash equivalents at beginning of period	387	888

Cash and cash equivalents at end of period	$340	$793

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2008 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues and expenses of all majority-owned subsidiaries and joint ventures.  Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.

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

The sale of the manufacturing facilities in the Netherlands and United Kingdom, and related businesses completed the Company's exit from the European PET business and qualifies as a component of an entity under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and accordingly their results are presented as discontinued operations and are not included in the results from continuing operations for all periods presented in the Company's unaudited consolidated financial statements.

In fourth quarter 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses.  The results related to the Mexico and Argentina facilities were not presented as discontinued operations due to continuing involvement of the Company's Performance Polymers segment in the region including contract polymer intermediates sales under a transition supply agreement to the divested sites through 2008.

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

First Three Months
(Dollars in millions)	2008

Sales	$169
Earnings before income taxes	2
Gain on disposal, net of tax	18

3.	INVENTORIES
	March 31,	December 31,
(Dollars in millions)	2009	2008

At FIFO or average cost (approximates current cost)
Finished goods	$594	$634
Work in process	181	200
Raw materials and supplies	288	328
Total inventories	1,063	1,162
LIFO Reserve	(502)	(525)
Total inventories	$561	$637

Inventories valued on the LIFO method were approximately 75 percent of total inventories as of March 31, 2009 and December 31, 2008.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2009	2008

Trade creditors	$371	$390
Accrued payrolls, vacation, and variable-incentive compensation	70	129
Accrued taxes	54	41
Post-employment obligations	59	60
Interest payable	25	30
Bank overdrafts	9	4
Other	168	165
Total payables and other current liabilities	$756	$819

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

5.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2009	2008	Change

Provision for income taxes	$--	$38	(100) %
Effective tax rate	N/A	25%

First quarter 2009 effective tax rate, excluding discrete items, reflects the Company's expected full year tax rate on reported operating earnings from continuing operations before income tax of approximately 32 percent.  First quarter 2008 effective tax rate reflects an $8 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses and a $6 million benefit from the settlement of a non-U.S. income tax audit.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.  It is reasonably possible that within the next 12 months the Company will recognize approximately $3 million of unrecognized tax benefits as a result of the expiration of the relevant statute of limitations.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS
	March 31,	December 31,
(Dollars in millions)	2009	2008

Borrowings consisted of:
7% notes due 2012	$153	$154
6.30% notes due 2018	207	207
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Credit facility borrowings	80	84
Other	15	15
Total borrowings	1,450	1,455
Borrowings due within one year	(13)	(13)
Long-term borrowings	$1,437	$1,442

At March 31, 2009, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), as well as a 60 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2009, the Company's credit facility borrowings totaled $80 million at an effective interest rate of 1.90 percent.  At December 31, 2008, the Company's credit facility borrowings totaled $84 million at an effective interest rate of 3.74 percent.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility.  Given the expiration dates of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis.

7.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In first quarter 2009, restructuring charges totaled $26 million primarily for severance charges resulting from the announced reduction in force of approximately 300 employees.

In first quarter 2008, asset impairments and restructuring charges totaled $17 million primarily for severance and pension charges in the Performance Chemicals and Intermediates ("PCI") segment resulting from the decision to close a previously impaired site in the United Kingdom.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2008 and first quarter 2009:

(Dollars in millions)	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2008

Non-cash charges	$--	$2	$(2)	$--	$--
Severance costs	7	10	--	(12)	5
Site closure and other restructuring costs	11	34	--	(20)	25
Total	$18	$46	$(2)	$(32)	$30

	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2009

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	5	27	--	(2)	30
Site closure and other restructuring costs	25	(1)	--	1	25
Total	$30	$26	$--	$(1)	$55

A majority of all severance and site closure costs is expected to be applied to the reserves within one year.

8.	RETIREMENT PLANS

DEFINED BENFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees hired prior to January 1, 2007, with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	First Quarter
(Dollars in millions)	2009	2008

Service cost	$11	$12
Interest cost	21	21
Expected return on assets	(24)	(26)
Curtailment charge	--	9
Amortization of:
Prior service credit	(4)	(3)
Actuarial loss	7	6
Net periodic benefit cost	$11	$19

The curtailment charge in first quarter 2008 is primarily related to the decision to close a previously impaired site in the United Kingdom.

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

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company's U.S. plans:

Summary of Components of Net Periodic Benefit Costs
	First Quarter
(Dollars in millions)	2009	2008

Service cost	$2	$2
Interest cost	11	11
Expected return on assets	(1)	(1)
Amortization of:
Prior service credit	(6)	(6)
Actuarial loss	3	2
Net periodic benefit cost	$9	$8

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's reserve for environmental contingencies was $41 million at both March 31, 2009 and December 31, 2008, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $23 million at March 31, 2009, and $11 million to the maximum of $21 million at December 31, 2008.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At March 31, 2009, the Company had various purchase obligations totaling approximately $1.5 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $109 million over a period of several years.  Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 40 percent relate to real property, including office space, storage facilities and land; and approximately 45 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn may sell interests in those receivables to a third party purchaser which generally funds its purchases via the issuance of commercial paper backed by the receivables interests.  The agreement permits the sale of undivided interests in domestic trade accounts receivable.  The assets of the special purpose entity are not available to satisfy the Company's general obligations.  Receivables sold to the third party totaled $200 million at March 31, 2009 and December 31, 2008.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $211 million and $328 million in first quarter 2009 and 2008, respectively.

Guarantees

Financial Accounting Standards Board, ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.  If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at March 31, 2009 totaled $152 million and consisted primarily of leases for railcars, aircraft, and other equipment.  Leases with guarantee amounts totaling $2 million, $11 million, and $139 million will expire in 2009, 2011, and 2012, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at March 31, 2009.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years.  The Company purchased approximately $50 million of raw materials and utilities during 2008 and expects to purchase approximately $35 million in 2009.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

The Company adopted SFAS No. 157, "Fair Value Measurements," ("SFAS No. 157") on January 1, 2008.  The standard establishes a valuation hierarchy for disclosure of the inputs to the valuation used to measure fair value of certain assets and liabilities.  This hierarchy prioritizes the inputs into three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value.  A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following chart shows the financial instruments valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at March 31, 2009
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$24	$--	$24	$--
Derivative Liabilities	--	--	--	--
	$24	$--	$24	$--

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates.  The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  For further information, see Note 10, "Fair Value of Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.

Fair Value Hedges
Fair value hedges are defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

As of March 31, 2009, the Company had no active fair value hedges.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Hedges
Cash flow hedges are defined by SFAS No. 133 as derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, net of income taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of March 31, 2009, the total notional amount of the Company's foreign exchange forward and option contracts was $24 million.  As of March 31, 2009, the Company had no hedges for energy or feedstock.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)	March 31, 2009
Asset Derivatives	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	16
Foreign exchange contracts	Other noncurrent assets	8
		24

(Dollars in millions)	March 31, 2009
Liability Derivatives	Balance Sheet Location	Fair Value
Commodity contract	Payables and other current liabilities	--
Foreign exchange contracts	Payables and other current liabilities	--
--

 Derivatives Cash Flow Hedging Relationships

(Dollars in millions)
Derivatives Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	March 31, 2009		March 31, 2009
Commodity contract	3	Cost of sales	(6)
Foreign exchange contracts	6	Sales	8
	9		2

For the quarter ended March 31, 2009, there was no ineffectiveness with regard to the Company's cash flow hedges.

Nondesignated / Nonqualifying Derivative Instruments
The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in other income and charges.  The Company recognized a $2 million net gain on nonqualifying derivatives during the quarter ended March 31, 2009.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2009 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2008	1	638	2,563	(335)	(1,314)	1,553

Net Earnings	--	--	2	--	--	2
Cash Dividends Declared (1)	--	--	(32)	--	--	(32)
Other Comprehensive Income	--	--	--	(1)	--	(1)
Stock-Based Compensation Expense (2)	--	3	--	--	--	3
Other (3)	--	(2)	--	--	--	(2)
Balance at March 31, 2009	1	639	2,533	(336)	(1,314)	1,523

(1) Cash dividends declared, but unpaid.
(2) The fair value of equity share-based awards recognized under SFAS No. 123 Revised December 2004, "Share-Based Payment".
(3)   The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Loss and Prior Service Cost $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2007	157	(182)	(3)	--	(28)
Period change	(97)	(232)	23	(1)	(307)
Balance at December 31, 2008	60	(414)	20	(1)	(335)
Period change	(10)	--	9	--	(1)
Balance at March 31, 2009	50	(414)	29	(1)	(336)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2009	2008

Shares used for earnings per share calculation (in millions):
Basic	72.5	78.2
Diluted	72.9	79.2

In first quarter 2009 and 2008, common shares underlying options to purchase 4,181,434 shares of common stock and 642,484 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  First quarter 2008 reflects the impact of share repurchases of approximately 3.8 million and first quarter 2009 reflects additional share repurchases of approximately 4.3 million through the remainder of 2008.  There were no repurchases in first quarter 2009.

The Company declared cash dividends of $0.44 per share in first quarter 2009 and 2008.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options and performance shares.  In first quarter 2009 and 2008, approximately $4 million and $8 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first quarter 2009 and 2008 net earnings of $3 million and $5 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Additional information regarding share-based compensation plans and awards may be found in Note 16, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.

15.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the Specialty Plastics ("SP") segment.  For additional information concerning the Company's segments' businesses and products, see Note 23, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.

Research and development and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" operating losses.

	First Quarter
(Dollars in millions)	2009	2008
Sales by Segment
CASPI	$250	$389
Fibers	259	254
PCI	286	556
Performance Polymers	177	304
SP	157	224
Total Sales	$1,129	$1,727

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter
(Dollars in millions)	2009	2008

Operating Earnings (Loss)
CASPI (1)	$14	$59
Fibers (1)	69	68
PCI (1)(2)	(3)	44
Performance Polymers (1)(3)	(25)	(6)
SP (1)	(18)	17
Total Operating Earnings by Segment	37	182
Other	(12)	(14)

Total Operating Earnings	$25	$168

(1)
 First quarter 2009 includes a restructuring charge primarily for a severance program of $7 million, $4 million, $6 million, $4 million, and $5 million in the CASPI, Fibers, PCI, Performance Polymers, and SP segments, respectively.

(2)
 Includes $16 million in first quarter 2008 of asset impairments and restructuring charges primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom and $1 million in first quarter 2008 of accelerated depreciation costs resulting from the previously reported shutdown of cracking units at the Company's Longview, Texas facility.

(3)
 Includes $1 million in first quarter 2008 of asset impairments and restructuring charges, net related to restructuring at the South Carolina facility using IntegRexTM technology and $1 million in first quarter 2008 of accelerated depreciation costs resulting from restructing actions associated with certain assets in Columbia, South Carolina.

	March 31,	December 31,
(Dollars in millions)	2009	2008

Assets by Segment (1)
CASPI	$1,141	$1,160
Fibers	753	758
PCI	795	844
Performance Polymers	549	606
SP	878	828
Total Assets by Segment	4,116	4,196
Corporate Assets	1,081	1,085

Total Assets	$5,197	$5,281

(1)	Assets managed by segment are accounts receivable, inventory, fixed assets, and goodwill.

16.	LEGAL MATTERS

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

Effective first quarter 2008, the Company adopted SFAS No. 157, except as it applies to nonfinancial assets and nonfinancial liabilities addressed in FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157".  The Company adopted the provisions of SFAS No. 157 with regard to nonfinancial assets and nonfinancial liabilities in the first quarter of 2009 with no impact upon adoption.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company has concluded that FSP FAS 157-4 will not have an impact on the Company's consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and 124-2").  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company has concluded that FSP FAS 115-2 and 124-2 will not have an impact on the Company's disclosures upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, " to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company has concluded that FSP FAS 107-1 and ABP 28-1 will not have a material impact on the Company’s consolidated financial statements upon adoption.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1").  This FSP amends FASB Statement No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the effect FSP FAS 132(R)-1 will have on its disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Eastman Chemical Company's (the "Company" or "Eastman") audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2008 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this report.  All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

As described below in "Presentation of Non-GAAP Financial Measures", the Company sold its polyethylene terephthalate ("PET") manufacturing facility in Spain in the second quarter 2007 and sold its PET polymers and purified terephthalic acid ("PTA") manufacturing facilities in the Netherlands and its PET manufacturing facility in the United Kingdom and the related businesses in first quarter 2008.  Because the Company has exited the PET business in the European region, results from sales of PET products manufactured at the Spain, the Netherlands, and the United Kingdom sites, including impairments and restructuring charges of those operations, and gains and losses from disposal of those assets and businesses, are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under generally accepted accounting principles ("GAAP").  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other post-employment benefits, litigation and contingent liabilities, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company's management believes the critical accounting estimates listed and described in Part II, Item 7 of the Company's 2008 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results.  These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

PRESENTATION OF NON-GAAP FINANCIAL MEASURES

In first quarter 2009, the Company announced that it was taking additional actions to further reduce costs in response to the ongoing global economic recession.  These actions included a reduction in force of approximately 300 employees that resulted in a restructuring charge of $26 million in the quarter.

During 2007 and 2008, the Company took strategic actions in its Performance Polymers segment to address its underperforming PET manufacturing facilities outside the United States.  In second quarter 2007, the Company completed the sale of its PET manufacturing facility in Spain and in first quarter 2008, the Company completed the sale of its PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom and related businesses.  Results from, charges related to, and gains and losses from disposal of the Spain, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  In fourth quarter 2007, the Company completed the sale of its Mexico and Argentina manufacturing facilities.  As part of this divestiture, the Company entered into transition supply agreements for polymer intermediates from which sales revenue and operating results are included in the Performance Polymers segment results in 2008.

In fourth quarter 2006, the Company sold its polyethylene ("PE") and EpoleneTM polymer businesses and related assets of the Performance Polymers and the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  As part of the PE divestiture, the Company entered into a transition supply agreement for contract ethylene sales, from which sales revenue and operating results are included in the Performance Chemicals and Intermediates ("PCI") segment results in 2009 and 2008.

Also in fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $2 million in first quarter 2008.  For more information on accelerated depreciation costs, see "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman's management believes that contract ethylene sales under the transition agreement related to the divestiture of the PE product lines and the contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina do not reflect the continuing and expected future business of the PCI and Performance Polymers segments or of the Company.  In addition, for evaluation and analysis of ongoing business results and of the impact on the Company and segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, management believes that Company and segment earnings from continuing operations should be considered both with and without accelerated depreciation costs, asset impairments and restructuring charges, and deferred tax benefits related to the previous divestiture of businesses.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the identified items.  Management utilizes Company and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

OVERVIEW

The Company generated sales revenue of $1.1 billion and $1.7 billion for first quarter 2009 and first quarter 2008, respectively.  Excluding the results of contract ethylene sales and contract polymer intermediates sales, sales revenue decreased by 30 percent.  The sales revenue decrease was due to lower sales volume primarily attributed to the global recession and decreased selling prices in response to lower raw material and energy costs.

Operating earnings were $25 million in first quarter 2009 compared with $168 million in first quarter 2008.  Operating earnings in first quarter 2009 were negatively impacted by a $26 million restructuring charge for a reduction in force.  Operating earnings in first quarter 2008 were negatively impacted by $17 million in asset impairments and restructuring charges and $2 million of accelerated depreciation costs, primarily as a result of strategic actions in the Performance Polymers and PCI segments.  Excluding these items, operating earnings were $51 million in first quarter 2009 compared with $187 million in first quarter 2008.  Eastman's reduced but positive earnings reflect unprecedented weakness in demand for the Company’s products attributed to the global recession.  This weakness in demand caused lower sales volume and continued low capacity utilization which resulted in higher unit costs.  In addition, lower selling prices were offset by lower raw material and energy costs.  Operating earnings benefited from recently implemented cost reduction actions which will positively impact results throughout the year.

Earnings from continuing operations were $2 million for first quarter 2009 compared to $115 million for first quarter 2008.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, and net deferred tax benefits, earnings from continuing operations were $18 million and $117 million for first quarter 2009 and first quarter 2008, respectively.

The Company generated $82 million in cash from operating activities during first quarter 2009 compared to $53 million used in operating activities in first quarter 2008.  The improvement was primarily due to a decrease in working capital, particularly inventories, more than offsetting significantly lower net earnings.  The Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) in 2009, including approximately $100 million in cash from working capital, assuming continued difficult economic conditions and raw material and energy costs similar to current levels.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2009	2008	Change

Sales	$1,129	$1,727	(35) %	(25) %	(9) %	(1) %	-- %

Sales - contract polymer intermediates sales (1)	--	56
Sales - contract ethylene sales (2)	17	92
Sales – excluding listed items	$1,112	$1,579	(30) %	(19) %	(9) %	(2) %	-- %

(1)
Included in first quarter 2008 sales revenue are contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

(2)	Included in first quarter 2009 and 2008 sales revenue are contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses.

Sales revenue in first quarter 2009 compared to first quarter 2008 decreased $598 million.  Excluding revenue from the contract ethylene and polymer intermediates sales, sales revenues decreased $467 million primarily due to lower sales volume in all segments except Performance Polymers and lower selling prices principally in the PCI and Performance Polymers segments.  The lower sales volume was primarily attributed to weakened demand due to the global recession.

	First Quarter
(Dollars in millions)	2009	2008	Change

Gross Profit	$179	$337	(47) %
As a percentage of sales	16%	20%

Accelerated depreciation costs included in cost of goods sold	--	2

Gross Profit excluding accelerated depreciation costs	$179	$339	(47) %
As a percentage of sales	16%	20%

Gross profit and gross profit as a percentage of sales for first quarter 2009 decreased compared to first quarter 2008 in all segments except Fibers due to unprecedented weakness in demand for the Company's products attributed to the global recession.  This weak demand caused lower sales volume and continued low capacity utilization which resulted in higher unit costs.  During second quarter 2009, the Company expects to complete maintenance and capital projects for its largest cracking unit as the last step in the reconfiguration of its Longview, Texas facility.  Costs related to these actions will impact the PCI and CASPI segments.  First quarter 2008 included accelerated depreciation costs of $2 million resulting from the previously reported shutdown of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.

The Company's first quarter 2009 raw material and energy costs decreased approximately $150 million compared with first quarter 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Quarter
(Dollars in millions)	2009	2008	Change

Selling, General and Administrative Expenses	$94	$110	(15) %
Research and Development Expenses ("R&D")	34	42	(19) %
	$128	$152	(16) %
As a percentage of sales	11%	9%

Selling, general and administrative expenses for first quarter 2009 decreased compared to first quarter 2008 primarily due to lower compensation expense and lower discretionary spending related to corporate cost reduction efforts.

R&D expenses decreased $8 million in first quarter 2009 compared to first quarter 2008 primarily due to lower R&D expenses for corporate growth initiatives.

Asset Impairments and Restructuring Charges, Net

In first quarter 2009, a restructuring charge totaled $26 million for the previously announced reduction in force of approximately 300 employees.

In first quarter 2008, asset impairments and restructuring charges totaled $17 million, primarily for severance and pension charges in the PCI segment resulting from the decision to close a previously impaired site in the United Kingdom.

Operating Earnings
	First Quarter
(Dollars in millions)	2009	2008	Change

Operating earnings	$25	$168	(85) %
Accelerated depreciation costs included in cost of goods sold	--	2
Asset impairments and restructuring charges, net	26	17
Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	$51	$187	(73) %

Interest Expense, Net

	First Quarter
(Dollars in millions)	2009	2008	Change

Gross interest costs	$24	$26
Less: Capitalized interest	3	1
Interest expense	21	25	(16) %
Interest income	2	9
Interest expense, net	$19	$16	19%

Net interest expense increased $3 million.  Gross interest costs for first quarter 2009 were slightly lower compared to first quarter 2008 due to lower average interest rates and lower average borrowings.  Interest income for first quarter 2009 was lower compared to first quarter 2008 due to lower average cash balances and lower average interest rates.

For 2009, the Company expects net interest expense to increase compared with 2008 primarily due to lower interest income, driven by lower average invested cash balances and lower average interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Charges (Income), Net

	First Quarter
(Dollars in millions)	2009	2008

Foreign exchange transactions losses	$--	$2
Investment losses, net	3	1
Other, net	1	(4)
Other charges (income), net	$4	$(1)

Included in net other charges (income) are gains or losses on foreign exchange transactions, results from equity investments, gains on the sale of business venture investments, write-downs to fair value of certain technology business venture investments due to other than temporary declines in value, other non-operating income or charges related to Holston Defense Corporation, gains from the sale of non-operating assets, royalty income, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2009	2008	Change

Provision for income taxes	$--	$38	(100) %
Effective tax rate	N/A	25%

First quarter 2009 effective tax rate, excluding discrete items, reflects the Company's expected full year tax rate on reported operating earnings from continuing operations before income tax of approximately 32 percent.  First quarter 2008 effective tax rate reflects an $8 million benefit from the reversal of a U.S. capital loss valuation allowance, a $3 million benefit from the settlement of a non-U.S. income tax audit from previously divested businesses, and a $3 million benefit from the settlement of a non-U.S. income tax audit.

Earnings from Continuing Operations
	First Quarter
(Dollars in millions)	2009	2008	Change

Earnings from continuing operations	$2	$115	(98) %
Accelerated depreciation costs included in cost of goods sold, net of tax	--	1
Asset impairments and restructuring charges, net of tax	16	12
Net deferred tax benefits related to the previous divestiture of businesses	--	(11)
Earnings from continuing operations excluding accelerated depreciation costs, net of tax, asset impairments and restructuring charges, net of tax, and net deferred tax benefits related to the previous divestiture of businesses	$18	$117	(85) %

Net Earnings
	First Quarter
(Dollars in millions)	2009	2008	Change

Earnings from continuing operations	$2	$115	(98) %
Gain from disposal of discontinued operations, net of tax	--	18
Net earnings	$2	$133	(98) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The gain on disposal of discontinued operations, net of tax of $18 million for first quarter 2008 is from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million in first quarter 2008.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the Specialty Plastics ("SP") segment.  For additional information concerning the Company's operating businesses and products, see Note 23, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.

R&D and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 15, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, as "other" operating losses.

CASPI Segment
	First Quarter
			$	%
(Dollars in millions)	2009	2008	Change	Change

Sales	$250	$389	$(139)	(36) %
Volume effect			(123)	(32) %
Price effect			2	1%
Product mix effect			(16)	(4) %
Exchange rate effect			(2)	(1) %

Operating earnings	14	59	(45)	(76) %

Asset impairments and restructuring charges, net	7	--	7

Operating earnings excluding asset impairments and restructuring charges, net	21	59	(38)	(64) %

Sales revenue decreased $139 million in first quarter 2009 compared to first quarter 2008 primarily due to lower sales volume and an unfavorable shift in product mix as customer destocking continued particularly for specialty products.  The lower sales volume was due to the sharp decline in customer demand in all regions attributed to the global recession, particularly for products sold into the automotive, building and construction, and packaging markets.

Excluding the segment’s portion of the severance charge for a reduction in force in first quarter 2009, operating earnings decreased $38 million for first quarter 2009 compared to first quarter 2008 due primarily to lower sales volume and lower capacity utilization causing higher unit costs and an unfavorable shift in product mix, partially offset by lower raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	First Quarter
			$	%
(Dollars in millions)	2009	2008	Change	Change

Sales	$259	$254	$5	2%
Volume effect			(25)	(10) %
Price effect			25	10%
Product mix effect			5	2%
Exchange rate effect			--	-- %

Operating earnings	69	68	1	1%

Asset impairments and restructuring charges, net	4	--	4

Operating earnings excluding asset impairments and restructuring charges, net	73	68	5	7%

Sales revenue increased $5 million in first quarter 2009 compared to first quarter 2008 primarily due to higher selling prices and a favorable shift in product mix partially offset by lower sales volume.  The higher selling prices were in response to higher raw material and energy costs. The lower sales volume was attributed to the impact of customer buying patterns for the acetyl chemicals products and the impact of the global recession on the acetate yarn products, partially offset by higher sales volume for acetate tow enabled by the capacity expansion of the Company's acetate tow plant in Workington, England, which was completed in fourth quarter 2008.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating earnings increased $5 million for first quarter 2009 compared to first quarter 2008 primarily due to higher selling prices and a favorable shift in product mix partially offset by higher raw material and energy costs and lower sales volume.

In December 2008, the Company announced an alliance with SK Chemicals Company Ltd. ("SK") to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business, with the facility to be constructed by SK in Korea.  Eastman will have majority ownership and will operate the facility.  Construction began in first quarter 2009 and is expected to be completed during second quarter 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	First Quarter
			$	%
(Dollars in millions)	2009	2008	Change	Change

Sales	$286	$556	$(270)	(49) %
Volume effect			(174)	(31) %
Price effect			(98)	(18) %
Product mix effect			2	-- %
Exchange rate effect			--	-- %

Sales – contract ethylene sales	17	92	(75)

Sales – excluding contract ethylene sales	269	464	(195)	(42) %
Volume effect			(99)	(21) %
Price effect			(91)	(20) %
Product mix effect			(4)	(1) %
Exchange rate effect			(1)	-- %

Operating (loss) earnings	(3)	44	(47)	>(100) %

Accelerated depreciation costs included in cost of goods sold	--	1	(1)

Asset impairments and restructuring charges, net	6	16	(10)

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	3	61	(58)	(95) %

Sales revenue decreased $270 million in first quarter 2009 compared to first quarter 2008.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006, sales revenue decreased $195 million due to lower sales volume and lower selling prices.  The lower sales volume was primarily in olefin-based derivatives and is attributed to the global recession.  The lower selling prices were a result of lower raw material and energy costs.

Excluding accelerated depreciation costs and asset impairments and restructuring charges operating earnings decreased $58 million, primarily due to lower sales volume, higher unit costs from lower capacity utilization, and lower selling prices, partially offset by lower raw material and energy costs.  A restructuring charge for first quarter 2009 consisted of the segment's portion of the severance charge for a reduction in force.  Asset impairments and restructuring charges for first quarter 2008 consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.  The accelerated depreciation costs for 2008 are related to the continuation of the previously reported planned staged phase-out of older cracking units in 2007 at the Company's Longview, Texas facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment

The discussion below is of results from continuing operations in all periods presented.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	First Quarter

(Dollars in millions)	2009	2008	$ Change	% Change

Sales	$177	$304	$(127)	(42) %
Volume effect			(55)	(18) %
Price effect			(73)	(24) %
Product mix effect			1	-- %
Exchange rate effect			--	-- %

Sales – contract polymer intermediates sales (1)	--	56	(56)

Sales – excluding contract polymer intermediates sales	177	248	(71)	(29) %
Volume effect			1	-- %
Price effect			(73)	(29) %
Product mix effect			1	-- %
Exchange rate effect			--	-- %

Operating loss (2)	(25)	(6)	(19)	>(100) %

Accelerated depreciation costs included in cost of goods sold	--	1	(1)

Asset impairments and restructuring charges, net	4	1	3

Operating loss excluding accelerated depreciation costs and asset impairments and restructuring charges, net	(21)	(4)	(17)	>(100) %

(1)
Sales revenue for 2008 includes contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

(2)	Includes allocated costs in 2008 not included in discontinued operations, some of which may remain and could be reallocated to the remainder of the segment and other segments.

Excluding contract polymer intermediates sales to the buyer of the divested Mexico and Argentina facilities, sales revenue for first quarter 2009 decreased $71 million compared to first quarter 2008 due to lower selling prices.  The lower selling prices were primarily due to the steep decline in raw material and energy costs, particularly for paraxylene.   Sales volume excluding contract polymer intermediates sales was unchanged as increased volume from the Company’s IntegRex™ technology-based PET facility offset lower volume from the Company's conventional PET manufacturing assets which were significantly rationalized in first quarter 2008.  In addition, demand for PET weakened due to the global recession and lightweighting of water and other bottles.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding asset impairments and restructuring charges in both periods, and accelerated depreciation costs in first quarter 2008, operating results for first quarter 2009 decreased $17 million compared to first quarter 2008.  Operating results declined due to lower selling prices, partially offset by lower raw material and energy costs and lower polyester stream utilization which led to higher unit costs.  In addition, results were negatively impacted by the slower than expected start-up of the IntegRexTM-based PET manufacturing facility following the debottleneck completed in December 2008.  A restructuring charge in first quarter 2009 consisted of the segment's portion of the severance charge for a reduction in force.  Accelerated depreciation costs of $1 million in first quarter 2008 resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  Asset impairments and restructuring charges of $1 million in first quarter 2008 related to restructuring at the South Carolina facility using IntegRexTM technology.

SP Segment
	First Quarter
			$	%
(Dollars in millions)	2009	2008	Change	Change

Sales	$157	$224	$(67)	(30) %
Volume effect			(53)	(24) %
Price effect			(8)	(3) %
Product mix effect			(6)	(3) %
Exchange rate effect			--	-- %

Operating (loss) earnings	(18)	17	(35)	>(100) %

Asset impairments and restructuring charges, net	5	--	5

Operating (loss) earnings excluding asset impairments and restructuring charges, net	(13)	17	(30)	>(100) %

Sales revenue decreased $67 million in first quarter 2009 compared to first quarter 2008 primarily due to lower sales volume.  The decline in sales volume was attributed to the global recession which has weakened demand for plastic resins, including copolyester products sold into the packaging, consumer and durable goods markets, and for cellulosic plastics sold into the liquid crystal displays ("LCD") market.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results declined $30 million for first quarter 2009 compared to first quarter 2008 due to lower sales volume, lower capacity utilization causing higher unit costs, and an unfavorable shift in product mix with less cellulosic plastics sold into the LCD market, partially offset by lower raw material and energy costs.

The SP segment is progressing with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

   Sales Revenue

	First Quarter
(Dollars in millions)	2009	2008	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$671	$1,056	(36) %	(25) %	(13) %	2%	-- %
Asia Pacific	210	275	(24) %	(20) %	(2) %	(2) %	-- %
Europe, Middle East, and Africa	178	254	(30) %	(15) %	2%	(16) %	(1) %
Latin America	70	142	(51) %	(54) %	(9) %	12%	-- %
	$1,129	$1,727	(35) %	(25) %	(9) %	(1) %	-- %

Sales revenue in the United States and Canada decreased primarily due to lower sales volume and lower selling prices particularly in the PCI segment partially due to contract ethylene sales in the PCI segment.  Excluding contract ethylene sales, sales revenue decreased 32 percent primarily due to lower sales volumes particularly in the CASPI and PCI segments and lower selling prices in the PCI and Performance Polymers segments.

Sales revenue in Asia Pacific decreased for first quarter 2009 compared to first quarter 2008 primarily due to lower sales volume in the SP, PCI and CASPI segments.  Lower selling prices in the PCI and SP segments were partially offset by higher selling prices in the Fibers and CASPI segments.

Sales revenue in Europe, Middle East, and Africa decreased for first quarter 2009 compared to first quarter 2008 primarily due to an unfavorable shift in product mix in all segments and lower sales volume particularly for the CASPI and SP segments.

Sales revenue in Latin America decreased for first quarter 2009 compared to first quarter 2008 primarily due to lower sales volume.  Excluding contract polymer intermediates sales, sales revenue decreased 19 percent due to lower sales volume in all segments and lower selling prices primarily in the Performance Polymer segment partially offset by a favorable shift in product mix primarily in the Performance Polymers segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information on these practices, see Note 10, "Fair Value of Financial Instruments", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A of the Company's 2008 Annual Report on Form 10-K and Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Quarter
(Dollars in millions)	2009	2008

Net cash provided by (used in)
Operating activities	$82	$(53)
Investing activities	(108)	182
Financing activities	(21)	(225)
Effect of exchange rate changes on cash and cash equivalents	--	1
Net change in cash and cash equivalents	(47)	(95)

Cash and cash equivalents at beginning of period	387	888

Cash and cash equivalents at end of period	$340	$793

Cash provided by operating activities was $82 million during first quarter 2009 compared to $53 million used in operating activities in first quarter 2008.  The improvement was primarily due to a decrease in working capital, particularly inventories, more than offsetting lower net earnings.

Cash used in investing activities was $108 million in first quarter 2009 compared to $182 million provided by investing activities in first quarter 2008.  First quarter 2009 included the first scheduled payment for an investment in the Company's alliance with SK.  The Company expects to make scheduled payments of approximately $55 million towards the investment in 2009.  Proceeds of $323 million were received in first quarter 2008 primarily related to the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  Capital spending of $110 million decreased due primarily to reduced capital spending in response to the current global recession.

Cash used in financing activities totaled $21 million in first quarter 2009 compared to $225 million used in financing activities in first quarter 2008.  Share repurchases in first quarter 2008 were $245 million.

The payment of dividends is also reflected in financing activities in all periods.

The Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) in 2009, including approximately $100 million in cash from working capital, assuming continued difficult economic conditions and raw material and energy costs similar to current levels.  The priorities for uses of available cash are expected to be payment of the quarterly cash dividend, funding targeted growth initiatives and defined benefit pension plans, and repurchasing shares.

Liquidity

At March 31, 2009, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of the $700 million revolving credit facility (the "Credit Facility") and a 60 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman's credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2009, the Company's credit facility borrowings totaled $80 million, primarily from the Euro Facility, at an effective interest rate of 1.90 percent.  At December 31, 2008, borrowings on these credit facilities were $84 million, primarily from the Euro Facility, at an effective interest rate of 3.74 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce borrowings available under the Credit Facility.  Given the expiration dates of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability to refinance such borrowings on a long-term basis.

Additionally, the Company maintains a $200 million accounts receivable securitization program that is available to provide liquidity through the sale of receivables and was fully drawn at March 31, 2009.  For more information, see "Off Balance Sheet and Other Financing Arrangements" below and Note 10, "Commitments", to the Company’s unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For more information regarding interest rates, refer to Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In 2008, the Company made no contribution to its U.S. defined benefit pension plan.  The Company expects to make contributions to its defined benefit pension plans in 2009 of between $25 million and $50 million.

Cash flows from operations and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash flow requirements.  However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below.  The Company believes maintaining a financial profile consistent with an investment grade company is important to its long term strategic and financial flexibility.

Capital Expenditures

Capital expenditures were $110 million and $132 million for first quarter 2009 and 2008, respectively. The decrease of $22 million in 2009 compared with 2008 was primarily due to the Company's reduced capital spending in response to the current global recession.  The Company expects that 2009 capital spending will be between $300 million and $350 million, which is sufficient to fund required maintenance and certain strategic growth initiatives including the increased capacity for Eastman TritanTM copolyester and the front-end engineering and design for the industrial gasification project.

Other Commitments

At March 31, 2009, the Company's obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of approximately 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled $93 million.

The Company had various purchase obligations at March 31, 2009 totaling approximately $1.5 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at March 31, 2009 totaling approximately $1.5 billion primarily related to pension, retiree medical, and other post-employment obligations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

 The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2009	$--	$13	$69	$248	$22	$155	$507
2010	--	--	98	369	26	82	575
2011	2	--	99	246	23	58	428
2012	153	80	93	243	14	53	636
2013	--	--	86	228	9	54	377
2014 and beyond	1,202	--	906	138	15	1,049	3,310
Total	$1,357	$93	$1,351	$1,472	$109	$1,451	$5,833

(a) Amounts represent the current estimated cash payments to be made by the Company primarily for pension and other post-employment benefits, taxes payable, and contractual obligations of a subsidiary in the periods indicated.  The amount and timing of such payments is dependent upon interest rates, health care trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors.  Such factors can significantly impact the amount and timing of any future contributions by the Company.

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party.  For information on the Company's accounts receivable securitization program, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. The Company has had on-going access to this accounts receivable securitization program and further expects its continued availability, subject to annual renewals.

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

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with Financial Accounting Standards Board, ("FASB") Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at March 31, 2009.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years.  The Company purchased approximately $50 million of raw materials and utilities during 2008 and expects to purchase approximately $35 million during 2009.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

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

Treasury Stock

In October 2007, the Company's Board of Directors authorized the repurchase of up to $700 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2009, a total of 9.4 million shares have been repurchased under this authorization for a total amount of approximately $583 million.  No share repurchases were made in first quarter 2009.

Dividends

The Company declared cash dividends of $0.44 per share in first quarter 2009 and 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

Effective first quarter 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements," ("SFAS No. 157"), except as it applies to nonfinancial assets and nonfinancial liabilities  addressed in FASB Staff Position ("FSP") FAS 157-2, "Effective Date of FASB Statement No. 157".  The Company adopted the provisions of SFAS No. 157 with regard to nonfinancial assets and nonfinancial liabilities in the first quarter of 2009 with no impact upon adoption.

In April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4") to address challenges in estimating fair value when volume and level of activity for an asset or liability have significantly decreased.  This FSP emphasizes that even if there has been a significant decrease in the volume level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company has concluded that FSP FAS 157-4 will not have an impact on the Company’s consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" ("FSP FAS 115-2 and 124-2").  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The Company has concluded that FSP FAS 115-2 and 124-2 will not have an impact on the Company's consolidated financial statements upon adoption.

In April 2009, the FASB issued FSP FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1").  This FSP amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments, " to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in summarized financial information at interim reporting periods.  This FSP is effective for interim reporting periods ending after June 15, 2009.  The Company has concluded that FSP FAS 107-1 and ABP 28-1 will not have a material impact on the Company's disclosures upon adoption.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1").  This FSP amends FASB Statement No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan.  This FSP is effective for fiscal years ending after December 15, 2009.  The Company is currently evaluating the effect FSP FAS 132(R)-1 will have on its disclosures.

OUTLOOK

For 2009, the Company expects:

•	declines in volume attributed to the global recession;

•
the volatility of market prices for raw material and energy to continue and that the Company will continue to use pricing strategies and ongoing cost control initiatives in an attempt to offset the effects on gross profit;

•	most segments will be challenged to meet their typical operating margins with the current uncertainty of the global recession;

•
modest sales volume growth for acetate tow in the Fibers segment.  The Company will invest in its alliance with SK to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business in Korea.  The Company expects to make scheduled payments of approximately $55 million towards this investment;

•	to complete an additional 30 percent expansion of its CASPI segment's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands;

•	ethylene volume to decline in the PCI segment due to the staged phase-out of older cracking units at the Company's Longview, Texas facility;

•
to complete maintenance and capital projects for its largest cracking unit as the last step in the reconfiguration of its Longview, Texas facility during second quarter.  Costs related to these actions will impact the PCI and CASPI segments;

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
capital spending to be between $300 million and $350 million as it selectively funds targeted growth efforts, while prioritizing capital spending, including the increased capacity for Eastman TritanTM copolyester and the front-end engineering and design for the industrial gasification project;

•
to generate positive free cash flow, including approximately $100 million in cash from working capital, assuming continued difficult economic conditions and raw material and energy costs similar to current levels; and

•	priorities for uses of available cash to be payment of the quarterly cash dividend, fund targeted growth initiatives and defined benefit pension plans, and repurchase shares.

Based upon the foregoing, and assuming improvement in demand increases capacity utilization to be between 75 and 80 percent for the remainder of 2009, the Company expects full year 2009 earnings per share, excluding charges related to cost reduction actions, to be between $2.00 and $3.00 per share.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are in turn based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors.  These plans and expectations and the assumptions underlying them are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  Actual results could differ materially from expectations expressed in the forward-looking statements if one or more of the underlying assumptions and expectations proves to be inaccurate or is unrealized.  In addition to the factors described elsewhere in this report, the following are some of the important risk factors that could cause the Company's actual results to differ materially from those in any such forward-looking statements:

•
Conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results have been and will continue to be affected by the global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges currently affecting the global economy.  The Company's customers have experienced and may continue to experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As a result, existing or potential customers may continue to delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion.  Further, suppliers may be experiencing similar conditions, which could impact their ability to fulfill their obligations to the Company.  If the global recession continues for significant future periods or deteriorates significantly, the Company's results of operations, financial condition and cash flows could continue to be materially adversely affected.

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

•
While temporary shortages of raw material and energy may occasionally occur, these items have historically been sufficiently available to cover current and projected requirements.  However, their continuous availability and price are impacted by natural disasters, plant interruptions occurring during periods of high demand, domestic and world market and political conditions, changes in government regulation, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure.  Eastman's operations or products may, at times, be adversely affected by these factors.

•
The Company's competitive position in the markets in which it participates is, in part, subject to external factors in addition to those that the Company can impact.  Natural disasters, pandemic illnesses, changes in laws or regulations, war or other outbreak of hostilities or terrorism, or other political factors in any of the countries or regions in which the Company operates or does business or in countries or regions that are key suppliers of strategic raw materials, and breakdown or degradation of transportation infrastructure used for delivery of  raw material and energy supplies to the Company and for delivery of the Company's products to customers, could negatively impact the Company's competitive position and its ability to maintain market share.  For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

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

•
The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future.  The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based.  The amount accrued reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher or lower costs.

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

•
The Company has deferred tax assets related to capital and operating losses.  The Company establishes valuation allowances to reduce these deferred tax assets to an amount that is more likely than not to be realized.  The Company's ability to utilize these deferred tax assets depends on projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies.  Realization of these assets is expected to occur over an extended period of time.  As a result, changes in tax laws, assumptions with respect to future taxable income, and tax planning strategies could result in adjustments to these assets.

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

•
The Company's sources of liquidity have been and are expected to be cash from operating activities, available cash balances, the revolving $700 million credit facility, sales of domestic receivables under the $200 million accounts receivable securitization program, the commercial paper market, and the capital markets.  Additionally, the Company relies upon third parties to provide it with trade credit for purchases of various products and services.  While the Company maintains business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them not to honor their contractual credit commitments or to renew their extensions of credit or provide new sources of credit.  Furthermore, trade creditors may be unable to obtain credit and reduce their trade credit extension.  Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company may incur increased costs associated with borrowings.  In addition, it is possible that the Company's ability to access the capital and credit markets may be limited by these or other factors at a time when it would like, or need, to do so, which could have an impact on the Company's ability to finance its business or react to changing economic and business conditions.  While the Company believes that recent governmental and regulatory actions reduce the risk of a further deterioration or systemic contraction of capital and credit markets, there can be no certainty that the Company's liquidity will not be negatively impacted.  Company borrowings are subject to a number of customary covenants and events of default, including the maintenance of certain financial ratios.  While the Company expects to remain in compliance with such covenants, there is no certainty that events and circumstances will not result in covenant violations which could limit access to credit facilities or cause events of default with outstanding borrowings. In addition, the Company's cash flows from operations may be adversely affected by unfavorable consequences to the Company's customers and the markets in which the Company competes as a result of the current financial, economic, and capital and credit market conditions and uncertainty.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2008 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2009, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Jefferson (Pennsylvania) Environmental Proceeding

In December 2005, Eastman Chemical Resins, Inc., a wholly-owned subsidiary of the Company (the "ECR Subsidiary"), received a Notice of Violation ("NOV") from the United States Environmental Protection Agency's Region III Office ("EPA") alleging that the ECR Subsidiary's West Elizabeth, Jefferson Borough, Allegheny County, Pennsylvania manufacturing operation violated certain federally enforceable local air quality regulations and certain provisions in a number of air quality-related permits.  In October 2006, EPA referred the matter to the United States Department of Justice's Environmental Enforcement Section ("DOJ").  Company representatives have met with EPA and DOJ on a number of occasions since the NOV’s issuance and have determined that it is not reasonably likely that any civil penalty assessed by the EPA and DOJ will be less than $100,000.  While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to SEC Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1- 31, 2009	327	$25.95	0	$117
February 1-28, 2009	0	$--	0	$117
March 1-31, 2009	0	$--	0	$117
Total	327	$25.95	0

(1)
Shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.  These share surrenders were not part of any Company repurchase plan.

(2)
Average price paid per share reflects the closing price of Eastman common stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations.

(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2009, a total of 9.4 million shares have been repurchased under this authorization for a total amount of $583 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: April 29, 2009	By:	/s/Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02
Amended and Restated Bylaws of Eastman Chemical Company, as amended  November 9, 2007 (incorporated herein by referenced to Exhibit 3.02 to Eastman Chemical Company's  Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the "September 30, 2007 10-Q")

4.01
Form of Eastman Chemical Company common stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.02
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to Eastman Chemical Company's Current Report on Form 8-K dated January 10, 1994 (the "8-K"))

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

4.11
Letter Amendments dated November 16, 2007 and March 10, 2008, to the Credit Agreement (incorporated herein by reference to Exhibit 4.10 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01	Amended and Restated Eastman Executive Deferred Compensation Plan	46

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	62

31.01	Rule 13a – 14(a) Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2009	63

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2009	64

32.01	Section 1350 Certification by J. Brian Ferguson, Chairman of the Board and Chief Executive Officer, for the quarter ended March 31, 2009	65

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2009	66