Form 10-Q
period 2009-06-30
EASTMAN CHEMICAL CO
filed 2009-07-30
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at June 30, 2009
Common Stock, par value $0.01 per share	72,665,578

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 50 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 49

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	45

1A.	Risk Factors	45

2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

4.	Submission of Matters to a Vote of Security Holders	46

6.	Exhibits	47

SIGNATURES

Signatures	48

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2009	2008	2009	2008

Sales	$1,253	$1,834	$2,382	$3,561
Cost of sales	993	1,513	1,943	2,903
Gross profit	260	321	439	658

Selling, general and administrative expenses	98	107	192	217
Research and development expenses	34	39	68	81
Asset impairments and restructuring charges, net	(3)	3	23	20
Operating earnings	131	172	156	340

Net interest expense	20	18	39	34
Other charges (income), net	5	1	9	--
Earnings from continuing operations before income taxes	106	153	108	306
Provision for income taxes from continuing operations	41	38	41	76
Earnings from continuing operations	65	115	67	230

Earnings from disposal of discontinued operations, net of tax	--	--	--	18
Net earnings	$65	$115	$67	$248

Basic earnings per share
Earnings from continuing operations	$0.89	$1.51	$0.92	$2.98
Earnings from discontinued operations	--	--	--	0.23
Basic earnings per share	$0.89	$1.51	$0.92	$3.21

Diluted earnings per share
Earnings from continuing operations	$0.89	$1.48	$0.91	$2.94
Earnings from discontinued operations	--	--	--	0.22
Diluted earnings per share	$0.89	$1.48	$0.91	$3.16

Comprehensive Income
Net earnings	$65	$115	$67	$248
Other comprehensive income (loss)
Change in cumulative translation adjustment, net of tax	25	(4)	15	(41)
Change in pension plans, net of tax	(2)	--	(2)	8
Change in unrealized gains (losses) on derivative instruments, net of tax	(8)	29	1	3
Total other comprehensive income (loss)	15	25	14	(30)
Comprehensive income	$80	$140	$81	$218

Retained Earnings
Retained earnings at beginning of period	$2,533	$2,448	$2,563	$2,349
Net earnings	65	115	67	248
Cash dividends declared	(32)	(34)	(64)	(68)
Retained earnings at end of period	$2,566	$2,529	$2,566	$2,529

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$450	$387
Trade receivables, net	328	275
Miscellaneous receivables	155	79
Inventories	443	637
Other current assets	29	45
Total current assets	1,405	1,423

Properties and equipment
Properties and equipment at cost	8,573	8,527
Less: Accumulated depreciation	5,301	5,329
Net properties and equipment	3,272	3,198

Goodwill	325	325
Other noncurrent assets	354	335
Total assets	$5,356	$5,281

Liabilities and Stockholders’ Equity
Current liabilities
Payables and other current liabilities	$706	$819
Borrowings due within one year	11	13
Total current liabilities	717	832

Long-term borrowings	1,440	1,442
Deferred income tax liabilities	248	106
Post-employment obligations	1,262	1,246
Other long-term liabilities	114	102
Total liabilities	3,781	3,728

Stockholders’ equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 94,617,895 and 94,495,860 for 2009 and 2008, respectively)	1	1
Additional paid-in capital	643	638
Retained earnings	2,566	2,563
Accumulated other comprehensive loss	(321)	(335)
	2,889	2,867
Less: Treasury stock at cost (22,034,991 shares for 2009 and 22,031,357 shares for 2008)	1,314	1,314

Total stockholders’ equity	1,575	1,553

Total liabilities and stockholders’ equity	$5,356	$5,281

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2009	2008

Cash flows from operating activities
Net earnings	$67	$248

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	134	132
Asset impairments charges	--	1
Gains on sale of assets	--	(13)
Provision (benefit) for deferred income taxes	140	(59)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(52)	(88)
(Increase) decrease in inventories	191	(115)
Increase (decrease) in trade payables	(55)	10
Increase (decrease) in liabilities for employee benefits and incentive pay	(22)	(29)
Other items, net	(66)	(8)

Net cash provided by operating activities	337	79

Cash flows from investing activities
Additions to properties and equipment	(204)	(278)
Proceeds from sale of assets	25	329
Acquisitions of joint ventures	--	(32)
Investments in joint ventures	--	(6)
Additions to capitalized software	(4)	(6)
Other items, net	(43)	(1)

Net cash provided by (used in) investing activities	(226)	6

Cash flows from financing activities
Net increase in commercial paper, credit facility and other borrowings	9	63
Repayment of borrowings	(2)	(175)
Dividends paid to stockholders	(64)	(69)
Treasury stock purchases	--	(270)
Proceeds from stock option exercises and other items	9	39

Net cash used in financing activities	(48)	(412)

Effect of exchange rate changes on cash and cash equivalents	--	1

Net change in cash and cash equivalents	63	(326)

Cash and cash equivalents at beginning of period	387	888

Cash and cash equivalents at end of period	$450	$562

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2008 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries and joint ventures.  Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

The Company has evaluated the period from June 30, 2009, the date of the financial statements, through July 30, 2009, the date of the issuance and filing of the financial statements, and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

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

The sale of the manufacturing facilities in the Netherlands and United Kingdom, and related businesses completed the Company's exit from the European PET business and qualified as a component of an entity under Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and accordingly their results are presented as discontinued operations and are not included in the results from continuing operations for the effected period presented in the Company's unaudited consolidated financial statements.

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

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

First Six Months
(Dollars in millions)	2008

Sales	$169
Earnings before income taxes	2
Gain on disposal, net of tax	18

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2009	2008

At FIFO or average cost (approximates current cost)
Finished goods	$510	$634
Work in process	155	200
Raw materials and supplies	263	328
Total inventories	928	1,162
LIFO Reserve	(485)	(525)
Total inventories	$443	$637

Inventories valued on the LIFO method were approximately 70 percent as of June 30, 2009 and 75 percent as of December 31, 2008 of total inventories.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2009	2008

Trade creditors	$339	$390
Accrued payrolls, vacation, and variable-incentive compensation	81	129
Accrued taxes	25	41
Post-employment obligations	63	60
Interest payable	30	30
Bank overdrafts	12	4
Other	156	165
Total payables and other current liabilities	$706	$819

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

5.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2009	2008	2009	2008

Provision for income taxes	$41	$38	$41	$76
Effective tax rate	39%	25%	38%	25%

Second quarter and first six months 2009 effective tax rates reflect a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense.  Second quarter and first six months 2008 effective tax rates reflect an estimated benefit resulting from a gasification investment tax credit, an $8 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.  Excluding discrete items, second quarter and first six months 2009 and 2008 effective tax rates reflect the Company's expected full year tax rate on reported earnings from continuing operations before income tax, of approximately 33 and 30 percent, respectively.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2009	2008

Borrowings consisted of:
7% notes due 2012	$153	$154
6.30% notes due 2018	206	207
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Credit facilities borrowings	84	84
Other	13	15
Total borrowings	1,451	1,455
Borrowings due within one year	(11)	(13)
Long-term borrowings	$1,440	$1,442

At June 30, 2009, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), as well as a 60 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2009, the Company's credit facility borrowings totaled $84 million at an effective interest rate of 1.29 percent.  At December 31, 2008, the Company's credit facility borrowings totaled $84 million at an effective interest rate of 3.74 percent.

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

In second quarter 2009, there was a $3 million reduction of the first quarter 2009 restructuring charge resulting in a net $23 million charge in first six months 2009.  The charges, primarily for severance, resulted from a reduction in force.

In second quarter and first six months 2008, asset impairments and restructuring charges, net totaled $3 million and $20 million, respectively, primarily for severance, pension charges, and site closure costs in the Performance Chemicals and Intermediates ("PCI") segment resulting from the decision to close a previously impaired site in the United Kingdom.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2008 and first six months 2009:

(Dollars in millions)	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2008

Non-cash charges	$--	$2	$(2)	$--	$--
Severance costs	7	10	--	(12)	5
Site closure and other restructuring costs	11	34	--	(20)	25
Total	$18	$46	$(2)	$(32)	$30

	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2009

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	5	24	--	(8)	21
Site closure and other restructuring costs	25	(1)	--	(1)	23
Total	$30	$23	$--	$(9)	$44

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

8.	RETIREMENT PLANS

DEFINED BENEFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees hired prior to January 1, 2007, with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2009	2008	2009	2008

Service cost	$10	$11	$21	$23
Interest cost	22	23	43	44
Expected return on assets	(25)	(27)	(49)	(53)
Curtailment charge	--	--	--	9
Amortization of:
Prior service credit	(4)	(4)	(8)	(7)
Actuarial loss	10	8	17	14
Net periodic benefit cost	$13	$11	$24	$30

The curtailment charge in 2008 was primarily related to the decision to close a previously impaired site in the United Kingdom.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

POSTRETIREMENT WELFARE PLANS

Eastman provides a subsidy toward life insurance, health care, and dental benefits for eligible retirees hired prior to January 1, 2007, and a subsidy toward health care benefits for retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. plans.  Similar benefits are also made available to retirees of Holston Defense Corporation, a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant.

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

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company's U.S. plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2009	2008	2009	2008

Service cost	$2	$1	$4	$3
Interest cost	11	11	22	22
Expected return on assets	--	(1)	(1)	(2)
Amortization of:
Prior service credit	(6)	(5)	(12)	(11)
Actuarial loss	3	3	6	5
Net periodic benefit cost	$10	$9	$19	$17

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company could be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's reserve for environmental contingencies was $41 million at both June 30, 2009 and December 31, 2008, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $23 million at June 30, 2009, and $11 million to the maximum of $21 million at December 31, 2008.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At June 30, 2009, the Company had various purchase obligations totaling approximately $1.4 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $107 million over a period of several years.  Of the total lease commitments, approximately 17 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 40 percent relate to real property, including office space, storage facilities and land; and approximately 43 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn may sell interests in those receivables to a third party purchaser which generally funds its purchases via the issuance of commercial paper backed by the receivables interests.  The annually renewable agreement permits the sale of undivided interests in domestic trade accounts receivable.  The assets of the special purpose entity are not available to satisfy the Company's general obligations.  Receivables sold to the third party totaled $200 million at June 30, 2009 and December 31, 2008.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $218 million and $341 million in second quarter 2009 and 2008, respectively, and $214 million and $335 million in first six months 2009 and 2008, respectively.  The securitization program was fully drawn at June 30, 2009 and renewed in July 2009.

Guarantees

Financial Accounting Standards Board ("FASB") Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", clarifies the requirements of SFAS No. 5, "Accounting for Contingencies", relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees.  If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at June 30, 2009 totaled $160 million and consisted of leases for railcars and aircraft.  Leases with guarantee amounts totaling $2 million, $11 million, and $147 million will expire in 2009, 2011, and 2012 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with FASB Interpretation Number 46, "Consolidation of Variable Interest Entities" ("FIN 46"), the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at June 30, 2009.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years.  The Company purchased approximately $50 million of raw materials and utilities during 2008 and expects to purchase approximately $35 million during 2009.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

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

The following chart shows the financial instruments valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at June 30, 2009
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$16	$--	$16	$--
Derivative Liabilities	(4)	--	(4)	--
	$12	$--	$12	$--

(Dollars in millions)		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$16	$--	$16	$--
Derivative Liabilities	(14)	--	(14)	--
	$2	$--	$2	$--

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

As of June 30, 2009, the Company had no active fair value hedges.

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

As of June 30, 2009, the total amount of the Company's foreign exchange forward and option contracts was a $13 million asset.  As of June 30, 2009, the total amount of the Company's feedstock/energy forward and option contracts was a $1 million liability.

Fair Value of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)	June 30, 2009
Asset Derivatives	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	13
Foreign exchange contracts	Other noncurrent assets	--
13

(Dollars in millions)	June 30, 2009
Liability Derivatives	Balance Sheet Location	Fair Value
Commodity contract	Payables and other current liabilities	1
Foreign exchange contracts	Payables and other current liabilities	--
1

 Derivatives' Cash Flow Hedging Relationships

(Dollars in millions)	Second Quarter 2009
Derivatives Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	June 30, 2009		June 30, 2009
Commodity contract	1	Cost of sales	(3)
Foreign exchange contracts	(9)	Sales	6
	(8)		3

(Dollars in millions)	First Six Months 2009
Derivatives Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	June 30, 2009		June 30, 2009
Commodity contract	5	Cost of sales	(9)
Foreign exchange contracts	(4)	Sales	14
	1		5

For the quarter and six months ended June 30, 2009, there was no material ineffectiveness with regard to the Company's cash flow hedges.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nondesignated / Nonqualifying Derivative Instruments
The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings.  The Company recognized less than $1 million net loss on nonqualifying derivatives during the quarter ended June 30, 2009.  The Company recognized less than $1 million net gain on nonqualifying derivatives during the six months ended June 30, 2009.

Fair Value of Borrowings

FASB Staff Position ("FSP") FAS 107-1 and ABP 28-1, "Interim Disclosure about Fair Value of Financial Instruments" ("FSP FAS 107-1 and ABP 28-1") require public companies to disclose the fair value of financial assets whenever summarizing financial information for interim reporting periods.  The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

(Dollars in millions)	June 30, 2009		December 31, 2008
	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,440	$1,317	$1,442	$1,369

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders’ equity in first six months 2009 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2008	1	638	2,563	(335)	(1,314)	1,553

Net Earnings	--	--	67	--	--	67
Cash Dividends Declared (1)	--	--	(64)	--	--	(64)
Other Comprehensive Income	--	--	--	14	--	14
Stock-Based Compensation Expense (2)	--	7	--	--	--	7
Other (3)	--	(2)	--	--	--	(2)
Balance at June 30, 2009	1	643	2,566	(321)	(1,314)	1,575

(1) Includes cash dividends declared, but unpaid.
(2) The fair value of equity share-based awards recognized under SFAS No. 123 Revised December 2004, "Share-Based Payment".

(3)   The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Pension Plans $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2007	157	(182)	(3)	--	(28)
Period change	(97)	(232)	23	(1)	(307)
Balance at December 31, 2008	60	(414)	20	(1)	(335)
Period change	15	(2)	1	--	14
Balance at June 30, 2009	75	(416)	21	(1)	(321)

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

13.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2009	2008	2009	2008

Shares used for earnings per share calculation (in millions):
Basic	72.5	76.1	72.5	77.1
Diluted	73.1	77.4	73.0	78.3

In second quarter and first six months 2009, common shares underlying options to purchase 3,745,729 shares of common stock and 4,031,829 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  There were no repurchases in first six months 2009.

In second quarter and first six months 2008, common shares underlying options to purchase 171,500 shares of common stock and 237,050 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Second quarter and first six months 2008 reflect the impact of share repurchases of 0.4 million and 4.2 million shares, respectively.

The Company declared cash dividends of $0.44 per share in second quarter 2009 and 2008 and $0.88 per share in first six months 2009 and 2008.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In both second quarter 2009 and 2008, approximately $5 million of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on second quarter 2009 and 2008 net earnings of $2 million and $3 million, respectively, is net of deferred tax expense related to share-based award compensation.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In first six months 2009 and 2008, $9 million and $13 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first six months 2009 and 2008 net earnings of $5 million and $8 million, respectively, is net of deferred tax expense related to share-based award compensation.

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

	Second Quarter
(Dollars in millions)	2009	2008
Sales by Segment
CASPI	$302	$414
Fibers	263	260
PCI	302	618
Performance Polymers	199	289
SP	187	253
Total Sales	$1,253	$1,834

	First Six Months
(Dollars in millions)	2009	2008
Sales by Segment
CASPI	$552	$803
Fibers	522	514
PCI	588	1,174
Performance Polymers	376	593
SP	344	477
Total Sales	$2,382	$3,561

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2009	2008

Operating Earnings (Loss)
CASPI (1)(2)	$50	$53
Fibers	74	62
PCI (3)	5	54
Performance Polymers (4)	3	2
SP (1)	8	13
Total Operating Earnings by Segment	140	184
Other	(9)	(12)

Total Operating Earnings	$131	$172

(1)	Second quarter 2009 includes a positive adjustment to first quarter 2009 restructuring charge of ($2) million and ($1) million in the CASPI and SP segments, respectively.
(2)	Second quarter 2008 includes $2 million in gains for an adjustment to a reserve for asset impairments and restructuring charges, net for the first quarter 2008 divestiture of certain product lines.
(3)
Second quarter 2008 includes $3 million of asset impairments and restructuring charges, net primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom and $1 million in accelerated depreciation costs resulting from the previously reported shutdown of cracking units at the Company's Longview, Texas facility.

(4)
Second quarter 2008 includes $2 million of asset impairments and restructuring charges, net related to restructuring at the South Carolina facility using IntegRexTM technology and $2 million of accelerated depreciation costs resulting from restructuring actions associated with certain assets in Columbia, South Carolina.

	First Six Months
(Dollars in millions)	2009	2008

Operating Earnings (Loss)
CASPI (1)(2)	$64	$112
Fibers (1)	143	130
PCI (1)(3)	2	98
Performance Polymers (1)(4)	(22)	(4)
SP (1)	(10)	30
Total Operating Earnings by Segment	177	366
Other	(21)	(26)

Total Operating Earnings	$156	$340

(1)
First six months 2009 includes a restructuring charge primarily for a severance program of $5 million, $4 million, $6 million, $4 million, and $4 million in the CASPI, Fibers, PCI, Performance Polymers, and SP segments, respectively.

(2)	First six months 2008 includes $2 million in gains for an adjustment to a reserve for asset impairments and restructuring charges, net for the first quarter 2008 divestiture of certain product lines.
(3)
First six months 2008 includes $19 million of asset impairments and restructuring charges, net primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom and $2 million of accelerated depreciation costs resulting from the previously reported shutdown of cracking units at the Company's Longview, Texas facility.

(4)
First six months 2008 includes $3 million of asset impairments and restructuring charges, net related to restructuring at the South Carolina facility using IntegRexTM technology and $3 million of accelerated depreciation costs resulting from restructuring actions associated with certain assets in Columbia, South Carolina.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2009	2008

Assets by Segment (1)
CASPI	$1,121	$1,150
Fibers	734	750
PCI	778	834
Performance Polymers	667	728
SP	887	818
Total Assets by Segment	4,187	4,280
Corporate Assets	1,169	1,001

Total Assets	$5,356	$5,281

(1)	Assets managed by segment are accounts receivable, inventory, fixed assets, and goodwill.

16.	LEGAL MATTERS

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

17.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS No. 166").  This statement addresses the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating the effect SFAS No. 166 will have on its consolidated financial position, liquidity, or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167").  This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating the effect SFAS No. 167 will have on its consolidated financial position, liquidity, or results of operations.

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

PRESENTATION OF NON-GAAP FINANCIAL MEASURES

In second quarter 2009, the Company recognized a $3 million reduction of the first quarter 2009 restructuring charge resulting in a net $23 million charge in first six months 2009.  The charges, primarily for severance, resulted from a reduction in force.

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

Also in fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $3 million and $5 million in second quarter and first six months 2008, respectively.  For more information on accelerated depreciation costs, see "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	Company and segment gross profit, operating earnings, and earnings from continuing operations excluding accelerated depreciation costs and asset impairments and restructuring charges; and
•	Company earnings from continuing operations excluding net deferred tax benefits related to the previous divestiture of businesses.

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

OVERVIEW

The Company generated sales revenue of $1.3 billion and $1.8 billion in second quarter 2009 and 2008, respectively.  Excluding the results of contract ethylene sales and contract polymer intermediates sales, sales revenue decreased by 27 percent.  The Company generated sales revenue of $2.4 billion in first six months 2009 compared to $3.6 billion in first six months 2008.  Excluding the results of contract ethylene sales and contract polymer intermediates sales, sales revenue decreased by 28 percent.  Sales revenue decreases for both second quarter and first six months 2009 compared to comparable 2008 periods were due to lower sales volume primarily attributed to the global recession, and lower selling prices in response to lower raw material and energy costs.

Operating earnings were $131 million in second quarter 2009 compared with $172 million in second quarter 2008.  Operating earnings in second quarter 2009 were positively impacted by a $3 million reduction of the first quarter $26 million restructuring charge.  Operating earnings in second quarter 2008 were negatively impacted by $3 million in asset impairments and restructuring charges and $3 million of accelerated depreciation costs, primarily as a result of strategic actions in the Performance Polymers and PCI segments.  Excluding these items, operating earnings were $128 million in second quarter 2009 compared with $178 million in second quarter 2008.  Operating earnings were $156 million in first six months 2009 compared with $340 million in first six months 2008.  Excluding asset impairments and restructuring charges in first six months 2009 and 2008 and accelerated depreciation costs in first six months 2008, operating earnings were $179 million in first six months 2009 compared with $365 million in first six months 2008.  Eastman's reduced earnings reflect continued weakness in demand for the Company’s products attributed to the global recession.  This weakness in demand caused lower sales volume and continued low capacity utilization which resulted in higher unit costs.  Lower selling prices were in response to lower raw material and energy costs.  Second quarter and first six months 2009 operating earnings included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.  Operating earnings in second quarter and first six months 2009 benefited from cost reduction actions which will positively impact results throughout the year.  First six months 2009 reflected an increase in operating earnings of $131 million in second quarter compared to $25 million in first quarter 2009.  This increase was due to increased sales volume primarily attributed to stabilization in customer buying patterns in second quarter 2009.

Earnings from continuing operations were $65 million in second quarter 2009 compared to $115 million in second quarter 2008.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, and net deferred tax benefits, earnings from continuing operations were $63 million and $119 million in second quarter 2009 and 2008, respectively.  Earnings from continuing operations were $67 million in first six months 2009 compared to $230 million in first six months 2008.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, and net deferred tax benefits, earnings from continuing operations were $81 million and $236 million in first six months 2009 and 2008, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company generated $337 million in cash from operating activities during first six months 2009 compared to $79 million in first six months 2008.  The improvement was primarily due to a decrease in working capital in 2009, particularly inventories, which more than offset significantly lower net earnings.  The Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) in excess of $200 million in 2009, including approximately $100 million in cash from working capital, assuming continued difficult economic conditions and raw material and energy costs similar to current levels, and $100 million positive operating cash flow impact of a change in tax accounting method.

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

RESULTS OF OPERATIONS

	Second Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2009	2008	Change

Sales	$1,253	$1,834	(32) %	(20) %	(12) %	-- %	-- %

Sales - contract polymer intermediates sales (1)	--	26
Sales - contract ethylene sales (2)	1	102
Sales – excluding listed items	1,252	1,706	(27) %	(13) %	(13) %	(1) %	-- %

	First Six Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2009	2008	Change

Sales	$2,382	$3,561	(33) %	(22) %	(10) %	(1) %	-- %

Sales - contract polymer intermediates sales (1)	--	82
Sales - contract ethylene sales (2)	18	194
Sales – excluding listed items	2,364	3,285	(28) %	(16) %	(11) %	(1) %	-- %

(1)
Included in 2008 sales revenue are contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

(2)	Included in 2009 and 2008 sales revenue are contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in second quarter and first six months 2009 compared to second quarter and first six months 2008 decreased $581 million and $1,179 million, respectively.  Excluding revenue from the contract ethylene and polymer intermediates sales, sales revenues decreased $454 million and $921 million in second quarter and first six months 2009 compared to second quarter and first six months 2008, respectively.  The decrease was primarily due to lower sales volume in all segments except the Perfomance Polymers segment and lower selling prices in response to lower raw material and energy costs particularly in the PCI and Performance Polymers segments.  The lower sales volume was primarily attributed to weakened demand due to the global recession.

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Change	2009	2008	Change

Gross Profit	$260	$321	(19) %	$439	$658	(33) %
As a percentage of sales	21%	18%		18%	18%

Accelerated depreciation costs included in cost of goods sold	--	3		--	5

Gross profit excluding accelerated depreciation costs	260	324	(20) %	439	663	(34) %
As a percentage of sales	21%	18%		18%	19%

Gross profit in second quarter and first six months 2009 decreased compared to second quarter and first six months 2008 in all segments except the Fibers segment due to continued weakness in demand for the Company's products attributed to the global recession.  This weak demand caused lower sales volume and continued lower capacity utilization which resulted in higher unit costs.  In addition, second quarter 2009 included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.  The reconfiguration costs impacted the PCI and CASPI segments.  Second quarter and first six months 2009 benefited from cost reduction actions.  Second quarter and first six months 2008 included accelerated depreciation costs of $3 million and $5 million, respectively, resulting from the previously reported shutdown of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's second quarter and first six months 2009 raw material and energy costs decreased by approximately $225 million and $375 million, respectively, compared with second quarter and first six months 2008.

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Change	2009	2008	Change

Selling, General and
Administrative Expenses	$98	$107	(8) %	$192	$217	(12) %
Research and Development
Expenses	34	39	(13) %	68	81	(16) %
	$132	$146	(10) %	$260	$298	(13) %
As a percentage of sales	11%	8%		11%	8%

Selling, general and administrative ("SG&A") expenses in second quarter 2009 and first six months 2009 decreased compared to second quarter 2008 and first six months 2008 primarily due to lower discretionary spending and compensation expense resulting from cost reduction actions.

Research and development ("R&D") expenses decreased $5 million and $13 million in second quarter 2009 compared to second quarter 2008 and first six months 2009 compared to first six months 2008, respectively.  The decrease is primarily due to lower R&D expenses for corporate growth initiatives and lower discretionary spending resulting from cost reduction actions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

In second quarter 2009, there was a $3 million reduction of the first quarter 2009 restructuring charge resulting in a net $23 million charge in first six months 2009.  The charges, primarily for severance, resulted from a reduction in force.

In second quarter and first six months 2008, asset impairments and restructuring charges, net totaled $3 million and $20 million, respectively, primarily for severance, pension charges, and site closure costs in the PCI segment resulting from the decision to close a previously impaired site in the United Kingdom.

For more information regarding asset impairments and restructuring charges, net see the segment discussions and Note 7, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Change	2009	2008	Change

Operating earnings	$131	$172	(24) %	$156	$340	(54) %
Accelerated depreciation costs included in cost of goods sold	--	3		--	5
Asset impairments and restructuring charges, net	(3)	3		23	20
Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	$128	$178	(28) %	$179	$365	(51) %

Net Interest Expense

	Second Quarter			First Six Months
(Dollars in millions)	2009	2008	Change	2009	2008	Change

Gross interest costs	$26	$28		$50	$54
Less: Capitalized interest	4	3		7	4
Interest expense	22	25	(12) %	43	50	(14) %
Interest income	2	7		4	16
Net interest expense	$20	$18	11%	$39	$34	15%

Net interest expense increased $2 million and $5 million in second quarter 2009 and first six months 2009, respectively, compared to comparable 2008 periods.  Gross interest costs in second quarter 2009 and first six months 2009 were lower compared to second quarter 2008 and first six months 2008 due to lower average borrowings and lower average interest rates.  Interest income in second quarter and first six months 2009 was lower compared to second quarter and first six months 2008 due to lower average interest rates and lower average cash balances.

For 2009, the Company expects net interest expense to increase compared with 2008 primarily due to lower interest income, driven by lower average interest rates and lower average cash balances.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Charges (Income), Net

	Second Quarter		First Six Months
(Dollars in millions)	2009	2008	2009	2008

Foreign exchange transaction losses	$2	$--	$2	$2
Investment losses, net	2	--	5	1
Other, net	1	1	2	(3)
Other charges (income), net	$5	$1	$9	$--

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

Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2009	2008	2009	2008

Provision for income taxes	$41	$38	$41	$76
Effective tax rate	39%	25%	38%	25%

Second quarter and first six months 2009 effective tax rates reflect a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense.  This change will result in more than a $100 million positive cash flow impact in second half 2009 consisting of lower estimated tax payments and a refund of previously paid taxes.  Second quarter and first six months 2008 effective tax rates reflect an estimated benefit resulting from a gasification investment tax credit, an $8 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.  Excluding discrete items, second quarter and first six months 2009 and 2008 effective tax rates reflect the Company's expected full year tax rate on reported earnings from continuing operations before income tax, of approximately 33 and 30 percent, respectively.

Earnings from Continuing Operations
	Second Quarter		First Six Months
(Dollars in millions)	2009	2008	2009	2008

Earnings from continuing operations	$65	$115	$67	$230
Accelerated depreciation costs included in cost of goods sold, net of tax	--	2	--	3
Asset impairments and restructuring charges, net of tax	(2)	2	14	14
Net deferred tax benefits related to the previous divestiture of businesses	--	--	--	(11)
Earnings from continuing operations excluding accelerated depreciation costs, net of tax, asset impairments and restructuring charges, net of tax, and net deferred tax benefits related to the previous divestiture of businesses	$63	$119	$81	$236

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings
	Second Quarter		First Six Months
(Dollars in millions)	2009	2008	2009	2008

Earnings from continuing operations	$65	$115	$67	$230
Gain from disposal of discontinued operations, net of tax	--	--	--	18
Net earnings	$65	$115	$67	$248

The gain on disposal of discontinued operations, net of tax of $18 million in first six months 2008 was from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million in first quarter 2008.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

R&D and other expenses not identifiable to an operating segment, including industrial gasification project expenses, are not included in segment operating results for either of the periods presented and are shown in Note 15, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, as "other" operating losses.

CASPI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$302	$414	$(112)	(27) %	$552	$803	$(251)	(31) %
Volume effect			(76)	(18) %			(195)	(24) %
Price effect			(24)	(6) %			(23)	(3) %
Product mix effect			(10)	(2) %			(29)	(4) %
Exchange rate effect			(2)	(1) %			(4)	-- %

Operating earnings	50	53	(3)	(6) %	64	112	(48)	(43) %

Asset impairments and restructuring charges, net	(2)	(2)	--		5	(2)	7

Operating earnings excluding asset impairments and restructuring charges, net	48	51	(3)	(6) %	69	110	(41)	(37) %

Sales revenue decreased $112 million in second quarter 2009 compared to second quarter 2008 and $251 million in first six months 2009 compared to first six months 2008 primarily due to lower sales volume.  The lower sales volume was due to weak customer demand, in all regions except Asia Pacific, attributed to the global recession, particularly for products sold into the automotive, building and construction, and packaging markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding asset impairments and restructuring charges, net, operating earnings decreased $3 million in second quarter 2009 compared to second quarter 2008 due primarily to lower sales volume and lower capacity utilization resulting in higher unit costs, including approximately $5 million in costs related to the reconfiguration of the Longview, Texas facility, partially offset by lower raw material and energy costs and cost reduction actions.  The asset impairments and restructuring charges, net for 2009 reflect an adjustment to first quarter 2009 severance charge and 2008 reflects an adjustment to a reserve for first quarter 2008 divestiture of certain product lines.

Excluding asset impairments and restructuring charges, net, operating earnings decreased $41 million in first six months 2009 compared to first six months 2008 due primarily to lower sales volume and lower capacity utilization resulting in higher unit costs, including approximately $5 million in costs related to the reconfiguration of  the Longview, Texas facility, partially offset by lower raw material and energy costs and cost reduction actions.  The asset impairments and restructuring charges, net for 2009 reflect the segment’s portion of the severance charge for a reduction in force in first quarter 2009 and 2008 reflects an adjustment to a reserve for first quarter 2008 divestiture of certain product lines.

Fibers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$263	$260	$3	1%	$522	$514	$8	2%
Volume effect			(20)	(8) %			(45)	(9) %
Price effect			24	9%			49	10%
Product mix effect			(1)	-- %			4	1%
Exchange rate effect			--	-- %			--	-- %

Operating earnings	74	62	12	19%	143	130	13	10%

Asset impairments and restructuring charges, net	--	--	--		4	--	4

Operating earnings excluding asset impairments and restructuring charges, net	74	62	12	19%	147	130	17	13%

Sales revenue had a slight increase in second quarter 2009 compared to second quarter 2008, as higher selling prices were offset by lower sales volume.  The higher selling prices were in response to higher raw material and energy costs, including for wood pulp and coal.  The lower sales volume was attributed to the impact of customer buying patterns for the acetyl chemicals products and the impact of the global recession on the acetate yarn products.

Sales revenue increased $8 million in first six months 2009 compared to first six months 2008 primarily due to higher selling prices partially offset by lower sales volume.  The higher selling prices were in response to higher raw material and energy costs, including for wood pulp and coal.  The lower sales volume was attributed to the impact of customer buying patterns for the acetyl chemicals products and the impact of the global recession on the acetate yarn products, partially offset by higher sales volume for acetate tow enabled by the capacity expansion of the Company's acetate tow plant in Workington, England, which was completed in fourth quarter 2008.

Operating earnings increased $12 million in second quarter 2009 compared to second quarter 2008 primarily due to higher selling prices, cost reduction actions, and a favorable shift in product mix, partially offset by lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating earnings increased $17 million in first six months 2009 compared to first six months 2008 primarily due to higher selling prices, cost reduction actions, and a favorable shift in product mix, partially offset by higher raw material and energy costs and lower sales volume.

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

PCI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$302	$618	$(316)	(51) %	$588	$1,174	$(586)	(50) %
Volume effect			(196)	(32) %			(364)	(31) %
Price effect			(126)	(20) %			(233)	(20) %
Product mix effect			6	1%			11	1%
Exchange rate effect			--	-- %			--	-- %

Sales – contract ethylene sales	1	102	(101)		18	194	(176)

Sales – excluding contract ethylene sales	301	516	(215)	(42) %	570	980	(410)	(42) %
Volume effect			(81)	(16) %			(175)	(18) %
Price effect			(131)	(25) %			(229)	(23) %
Product mix effect			(3)	(1) %			(6)	(1) %
Exchange rate effect			--	-- %			--	-- %

Operating earnings	5	54	(49)	(91) %	2	98	(96)	(98) %

Accelerated depreciation costs included in cost of goods sold	--	1	(1)		--	2	(2)

Asset impairments and restructuring charges, net	--	3	(3)		6	19	(13)

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	5	58	(53)	(91) %	8	119	(111)	(93) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue decreased $316 million in second quarter 2009 compared to second quarter 2008 and $586 million in first six months 2009 compared to first six months 2008.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006, sales revenue decreased $215 million in second quarter and $410 million in first six months 2009 compared to the same period 2008 due to lower selling prices and lower sales volume.  The lower selling prices were primarily due to lower raw material and energy costs.  The lower sales volume was primarily in olefin-based derivatives and was attributed to the global recession.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, net in second quarter 2008, operating earnings decreased $53 million in second quarter 2009 compared to second quarter 2008 primarily due to lower selling prices, lower sales volume, lower capacity utilization resulting in higher unit costs including approximately $15 million in costs related to the reconfiguration of the Longview, Texas facility, partially offset by lower raw material and energy costs and cost reduction actions.

Excluding asset impairments and restructuring charges, net in first six months 2009 and 2008 and accelerated depreciation costs in first six months 2008, operating earnings decreased $111 million in first six months 2009 compared to first six months 2008 primarily due to lower selling prices, lower sales volume, lower capacity utilization resulting in higher unit costs including approximately $15 million in costs related to the reconfiguration of the Longview, Texas facility, partially offset by lower raw material and energy costs and cost reduction actions. A restructuring charge in first quarter 2009 consisted of the segment's portion of the severance charge for a reduction in force.  Asset impairments and restructuring charges in first six months 2008 consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.  The accelerated depreciation costs for 2008 are related to the continuation of the previously reported planned staged phase-out of older cracking units in 2007 at the Company's Longview, Texas facility.

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

	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$199	$289	$(90)	(31) %	$376	$593	$(217)	(37) %
Volume effect			(26)	(9) %			(81)	(14) %
Price effect			(69)	(24) %			(141)	(24) %
Product mix effect			5	2%			5	1%
Exchange rate effect			--	-- %			--	-- %

Sales – contract polymer intermediates sales (1)	--	26	(26)		--	82	(82)

Sales – excluding contract polymer intermediates sales	199	263	(64)	(25) %	376	511	(135)	(27) %
Volume effect			--	-- %			1	-- %
Price effect			(69)	(27) %			(141)	(28) %
Product mix effect			5	2%			5	1%
Exchange rate effect			--	-- %			--	-- %

Operating earnings (loss) (2)	$3	$2	$1	50%	$(22)	$(4)	$(18)	>(100) %

Accelerated depreciation costs included in cost of goods sold	--	2	(2)		--	3	(3)

Asset impairments and restructuring charges, net	--	2	(2)		4	3	1

Operating earnings (loss) excluding accelerated depreciation costs and asset impairments and restructuring charges, net	3	6	(3)	(50) %	(18)	2	(20)	>(100) %

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

Excluding contract polymer intermediates sales to the buyer of the divested Mexico and Argentina facilities, sales revenue decreased $64 million and $135 million in second quarter and first six months 2009 compared to second quarter and first six months 2008 due to lower selling prices.  The lower selling prices were primarily due to a decline in raw material and energy costs, primarily for paraxylene.  Sales volume excluding contract polymer intermediates sales was unchanged as higher volume from the Company’s IntegRex™ technology based PET facility was offset by lower volume from the Company’s conventional PET manufacturing assets which were significantly rationalized in first quarter 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding asset impairments and restructuring charges and accelerated depreciation costs, net in second quarter 2008, operating earnings in second quarter 2009 decreased $3 million compared to second quarter 2008.  Operating earnings decreased slightly due to lower selling prices and higher unit costs resulting from lower polyester stream utilization, mostly offset by lower raw material and energy costs and cost reduction actions.

Excluding asset impairments and restructuring charges, net in first six months 2009 and 2008, and accelerated depreciation costs in first six months 2008, operating results in first six months 2009 decreased $20 million compared to first six months 2008.  Operating results declined due to lower selling prices and higher unit costs resulting from lower polyester stream utilization, partially offset by lower raw material and energy costs and cost reduction actions.  In addition, results were negatively impacted by the slower than expected start-up of the debottleneck of the IntegRexTM-based PET manufacturing facility and operational challenges with the facility.  A restructuring charge in first quarter 2009 consisted of the segment's portion of the severance charge for a reduction in force.  Accelerated depreciation costs of $3 million in first six months 2008 resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  Asset impairments and restructuring charges of $3 million in first six months 2008 related to restructuring at the South Carolina facility using IntegRexTM technology.  Compared to first quarter 2009, operating results improved significantly due to higher selling prices and improved capacity utilization resulting in lower unit costs, while raw material and energy costs remained unchanged.  While efforts continued in second quarter to improve the performance of the IntegRexTM-based PET facility, the negative impact on results was lower in second quarter compared with first quarter.

Because of seasonality of demand, additional market capacity, and operational challenges with the  IntegRexTM-based PET manufacturing facility, the Company expects the Performance Polymers segment to have operating losses in second half of 2009.

SP Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$187	$253	$(66)	(26) %	$344	$477	$(133)	(28) %
Volume effect			(42)	(16) %			(94)	(20) %
Price effect			(16)	(7) %			(24)	(5) %
Product mix effect			(8)	(3) %			(15)	(3) %
Exchange rate effect			--	-- %			--	-- %

Operating earnings (loss)	8	13	(5)	(38) %	(10)	30	(40)	>(100) %

Asset impairments and restructuring charges, net	(1)	--	(1)		4	--	4

Operating earnings (loss) excluding asset impairments and restructuring charges, net	7	13	(6)	(46) %	(6)	30	(36)	>(100) %

Sales revenue decreased $66 million in second quarter 2009 compared to second quarter 2008 and $133 million in first six months 2009 compared to first six months 2008 due to lower sales volume and lower selling prices.  The decline in sales volume was attributed to the global recession which has weakened demand for plastic resins, including copolyester products sold into the packaging, consumer and durable goods markets, and for cellulosic plastics sold into the liquid crystal displays ("LCD") market.  The lower selling prices were a result of lower raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding an adjustment to first quarter 2009 severance charge, operating results decreased $6 million in second quarter 2009 compared to second quarter 2008 due to lower sales volume, lower capacity utilization resulting in higher unit costs, and an unfavorable shift in product mix with less cellulosic plastics sold into the LCD market, partially offset by lower raw material and energy costs and cost reduction actions.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results declined $36 million in first six months 2009 compared to first six months 2008 due to lower sales volume, lower capacity utilization causing higher unit costs, and an unfavorable shift in product mix with less cellulosic plastics sold into the LCD market, partially offset by lower raw material and energy costs and cost reduction actions.

The SP segment is progressing with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online by early 2010.

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Second Quarter
(Dollars in millions)	2009	2008	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$688	$1,112	(38) %	(24) %	(15) %	1%	-- %
Asia Pacific	277	334	(17) %	(5) %	(8) %	(4) %	-- %
Europe, Middle East, and Africa	207	271	(24) %	(16) %	(1) %	(6) %	(1) %
Latin America	81	117	(31) %	(18) %	(18) %	5%	-- %
	$1,253	$1,834	(32) %	(20) %	(12) %	-- %	-- %

Sales revenue in the United States and Canada decreased in second quarter 2009 compared to second quarter 2008 primarily due to lower sales volume and lower selling prices particularly in the PCI segment partially due to contract ethylene sales.  Excluding contract ethylene sales, sales revenue decreased 32 percent primarily due to lower selling prices particularly in the PCI and Performance Polymers segments and lower sales volume particularly in the PCI and CASPI segments.

Sales revenue in Asia Pacific decreased in second quarter 2009 compared to second quarter 2008 primarily due to lower selling prices in the PCI, CASPI, and SP segments partially offset by higher selling prices in the Fibers segment, and lower sales volume in the SP segment.

Sales revenue in Europe, Middle East and Africa decreased in second quarter 2009 compared to second quarter 2008, primarily due to lower sales volume and an unfavorable shift in product mix particularly in the CASPI, PCI, and SP segments.

Sales revenue in Latin America decreased in second quarter 2009 compared to second quarter 2008 primarily due to lower sales volume and selling price.  Excluding contract polymer intermediates sales, sales revenue decreased 11 percent due to lower selling prices primarily in the Performance Polymer and PCI segments partially offset by a favorable shift in product mix and higher sales volume primarily in the Performance Polymers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
(Dollars in millions)	2009	2008	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,359	$2,163	(37) %	(24) %	(14) %	1%	-- %
Asia Pacific	487	612	(20) %	(11) %	(6) %	(3) %	-- %
Europe, Middle East, and Africa	385	526	(27) %	(15) %	-- %	(11) %	(1) %
Latin America	151	260	(42) %	(37) %	(15) %	10%	-- %
	$2,382	$3,561	(33) %	(22) %	(10) %	(1) %	-- %

Sales revenue in the United States and Canada decreased in first six months 2009 compared to first six months 2008 primarily due to lower sales volume and lower selling prices particularly in the PCI segment partially due to contract ethylene sales in the PCI segment.  Excluding contract ethylene sales, sales revenue decreased 32 percent primarily due to lower sales volume particularly in the PCI and CASPI segments and lower selling prices particularly in the PCI and Performance Polymers segments.

Sales revenue in Asia Pacific decreased in first six months 2009 compared to first six months 2008 primarily due to lower sales volume particularly in the SP and PCI segments and lower selling prices in the PCI, CASPI, and SP segments partially offset by higher selling prices in the Fibers segment, and an unfavorable shift in product mix particularly in the CASPI and SP segments.

Sales revenue in Europe, Middle East and Africa decreased in first six months 2009 compared to first six months 2008 primarily due to lower sales volume and an unfavorable shift in product mix particularly for the CASPI, SP, and PCI segments.

Sales revenue in Latin America decreased in first six months 2009 compared to first six months 2008 primarily due to lower sales volume and lower selling prices and by an unfavorable shift in product mix.  Excluding contract polymer intermediates sales, sales revenue decreased 15 percent due to lower selling prices primarily in the Performance Polymers and PCI segments and lower sales volume particularly in the CASPI segment partially offset by a favorable shift in product mix primarily in the Performance Polymers segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information, see Note 10 to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A of the Company’s 2008 Annual Report on Form 10-K and Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2009	2008

Net cash provided by (used in)
Operating activities	$337	$79
Investing activities	(226)	6
Financing activities	(48)	(412)
Effect of exchange rate changes on cash and cash equivalents	--	1
Net change in cash and cash equivalents	63	(326)

Cash and cash equivalents at beginning of period	387	888

Cash and cash equivalents at end of period	$450	$562

Cash provided by operating activities was $337 million in first six months 2009 compared to $79 million provided by operating activities in first six months 2008.  The improvement was primarily due to a decrease in working capital in 2009, particularly inventories, compared to an increase in working capital in 2008 more than offsetting lower net earnings.

Cash used in investing activities was $226 million in first six months 2009 compared to $6 million provided by investing activities in first six months 2008.  The first six months 2009 included the first two scheduled payments for an investment in the Company's alliance with SK which are reflected in the line item "Cash flows from investing activities -- Other items, net" of the Statements of Cash Flows.  Proceeds of $329 million were received in the first six months 2008 primarily related to the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  Capital spending of $204 million in first six months 2009 decreased compared to first six months 2008 due primarily to actions taken to respond to the current global recession.

Cash used in financing activities totaled $48 million in first six months 2009 compared to $412 million used in financing activities in first six months 2008.  Share repurchases in first six months 2008 were $270 million.

The payment of dividends is also reflected in financing activities in all periods.

The Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) in excess of $200 million in 2009, including approximately $100 million in cash from working capital, assuming continued difficult economic conditions and raw material and energy costs similar to current levels, and $100 million positive operating cash flow impact of a change in tax accounting method.  The change in accounting method for tax purposes accelerates timing of deductions for manufacturing repairs expense resulting in lower estimated tax payments and a refund of previously paid taxes, in second half 2009.  This change in tax accounting method is currently being reflected as an increase in the line item "Cash flows from operating activities -- Provision (benefit) for deferred income taxes" and a decrease in the line item "Cash flows from operating activities -- Other items, net" of the Statements of Cash Flows.  The second half 2009 tax refunds will be reflected in the line item "Cash flows from operating activities -- Other items, net" of the Statements of Cash Flows.  The priorities for uses of available cash are expected to be payment of the quarterly cash dividend, investing in growth initiatives, funding defined benefit pension plans, and repurchasing shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

At June 30, 2009, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of the $700 million revolving credit facility (the "Credit Facility") and a 60 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman's credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2009, the Company's credit facility borrowings totaled $84 million, primarily from the Euro Facility, at an effective interest rate of 1.29 percent.  At December 31, 2008, borrowings on these credit facilities were $84 million, primarily from the Euro Facility, at an effective interest rate of 3.74 percent.

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

Additionally, the Company maintains a $200 million annually renewable accounts receivable securitization program that is available to provide liquidity through the sale of receivables.  The securitization program was fully drawn at June 30, 2009 and renewed in July 2009.  For more information, see "Off Balance Sheet and Other Financing Arrangements" below and Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Capital Expenditures

Capital expenditures were $204 million and $278 million in first six months 2009 and 2008, respectively.  The decrease of $74 million in 2009 compared with 2008 was primarily due to the Company's reduced capital spending in response to the current global recession.  The Company expects that 2009 capital spending will be between $300 million and $325 million, which is sufficient to fund required maintenance and certain strategic growth initiatives including the increased capacity for Eastman TritanTM copolyester and the front-end engineering and design for the industrial gasification project.

Other Commitments

At June 30, 2009, the Company’s obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of up to 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $95 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company had various purchase obligations at June 30, 2009 totaling approximately $1.4 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 10, "Commitments", to the Company’s unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at June 30, 2009 totaling approximately $1.4 billion primarily related to pension, retiree medical, and other post-employment obligations.

The Company expects to make scheduled payments of approximately $55 million towards the investment in the Company’s alliance with SK in 2009.

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2009	$--	$11	$49	$158	$14	$142	$374
2010	--	--	98	355	26	82	561
2011	2	--	98	244	24	61	429
2012	153	84	93	241	16	59	646
2013	--	--	85	227	11	58	381
2014 and beyond	1,201	--	906	138	16	1,038	3,299
Total	$1,356	$95	$1,329	$1,363	$107	$1,440	$5,690

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

Off-Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it guarantees a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, refer to Note 10, "Commitments", to the Company’s unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party.  For information on the Company's annually renewable accounts receivable securitization program, refer to Note 10, "Commitments", to the Company’s unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.   As such, in accordance with Financial Accounting Standards Board ("FASB") Interpretation Number 46, "Consolidation of Variable Interest Entities", the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at June 30, 2009.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years.   The Company purchased approximately $50 million of raw materials and utilities during 2008 and expects to purchase approximately $35 million during 2009.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

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

Treasury Stock

In October 2007, the Company's Board of Directors authorized the repurchase of up to $700 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2009, a total of 9.4 million shares had been repurchased under this authorization for a total amount of $583 million.  No share repurchases were made in first six months 2009.

Dividends

The Company declared cash dividends of $0.44 per share in second quarter 2009 and 2008 and $0.88 per share in first six months 2009 and 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS No. 166").  This statement addresses the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating the effect SFAS No. 166 will have on its consolidated financial position, liquidity, or results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167").  This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities", to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating the effect SFAS No. 167 will have on its consolidated financial position, liquidity, or results of operations.

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

•	some segments to be challenged to meet their typical operating margins with the current uncertainty of the global recession;

•
sales volume for acetate tow in the Fibers segment to be consistent with 2008, and to make scheduled payments of approximately $55 million in the alliance with SK to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business in Korea;

•
to complete an additional 30 percent expansion of its CASPI segment's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands (which was completed in second quarter 2009);

•	ethylene volume to decline in the PCI segment due to the staged phase-out of older cracking units at the Company's Longview, Texas facility;

•
to complete maintenance and capital projects for its largest cracking unit as the last step in the reconfiguration of its Longview, Texas facility during second quarter (which was completed in second quarter 2009), with costs related to these actions impacting the PCI and CASPI segments;

•
the SP segment will continue to progress with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online in 2010;

•
because of seasonality of demand, additional market capacity, and operational challenges with the IntegRexTM-based PET manufacturing facility, the Performance Polymers segment to have an operating loss in second half of 2009;

•	to continue to pursue options to create additional value from its IntegRexTM technology, primarily by actively pursuing licensing opportunities;

•
to complete the front-end engineering and design for the industrial gasification project by mid-2009 and to pursue non-recourse project financing utilizing the Department of Energy's Federal Loan Guarantee Program;

•	depreciation and amortization to be at or slightly higher than 2008;

•	pension expense to be similar to 2008, and to fund defined benefit pension plans in an amount between $25 million and $50 million;

•	net interest expense to increase compared with 2008 primarily due to lower interest income, driven by lower average interest rates and lower average cash balances;

•	the effective tax rate to be approximately 33 percent, including the benefit of the research and development tax credit;

•
capital spending to be between $300 million and $325 million as it selectively funds targeted growth efforts, while prioritizing capital spending, including the increased capacity for Eastman TritanTM copolyester and the front-end engineering and design for the industrial gasification project;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
to generate positive free cash flow in excess of $200 million, including approximately $100 million in cash from working capital, assuming continued difficult economic conditions and raw material and energy costs similar to current levels, and $100 million positive operating cash flow impact of a change in tax accounting method; and

•	priorities for uses of available cash to be payment of the quarterly cash dividend, fund targeted growth initiatives and defined benefit pension plans, and repurchase shares.

Based upon the foregoing, the Company full year earnings per share to be toward the high end of the previously reported projection of $2.00 to $3.00 range.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

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

•
The Company's competitive position in the markets in which it participates is, in part, subject to external factors in addition to those that the Company can impact.  Natural disasters, pandemic illnesses, changes in laws or regulations (including environmental laws and regulations), war or other outbreak of hostilities or terrorism, or other political factors in any of the countries or regions in which the Company operates or does business or in countries or regions that are key suppliers of strategic raw materials, and breakdown or degradation of transportation infrastructure used for delivery of  raw material and energy supplies to the Company and for delivery of the Company's products to customers, could negatively impact the Company's competitive position and its ability to maintain market share.  For example, supply and demand for certain of the Company's products is driven by end-use markets and worldwide capacities which, in turn, impact demand for and pricing of the Company's products.

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

•
The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future.  The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based.  The amount accrued reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher or lower costs.  Pending and proposed U.S. Federal legislation and regulation increase the likelihood that the Company’s manufacturing sites will in the future be impacted by regulation or taxation of greenhouse gas emissions, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

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

•
The Company's sources of liquidity have been and are expected to be cash from operating activities, available cash balances, the revolving $700 million credit facility, sales of domestic receivables under the $200 million annually renewable accounts receivable securitization program, the commercial paper market, and the capital markets.  Additionally, the Company relies upon third parties to provide it with trade credit for purchases of various products and services.  While the Company maintains business relationships with a diverse group of financial institutions, their continued viability is not certain and could lead them not to honor their contractual credit commitments or to renew their extensions of credit or provide new sources of credit.  Furthermore, trade creditors may be unable to obtain credit and reduce their trade credit extension.  Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure or near failure of a number of large financial services companies.  If the capital and credit markets continue to experience volatility and the availability of funds remains limited, the Company may incur increased costs associated with borrowings.  In addition, it is possible that the Company's ability to access the capital and credit markets may be limited by these or other factors at a time when it would like, or need, to do so, which could have an impact on the Company's ability to finance its business or react to changing economic and business conditions.  While the Company believes that recent governmental and regulatory actions reduce the risk of a further deterioration or systemic contraction of capital and credit markets, there can be no certainty that the Company's liquidity will not be negatively impacted.  Company borrowings are subject to a number of customary covenants and events of default, including the maintenance of certain financial ratios.  While the Company expects to remain in compliance with such covenants, there is no certainty that events and circumstances will not result in covenant violations which could limit access to credit facilities or cause events of default with outstanding borrowings. In addition, the Company's cash flows from operations may be adversely affected by unfavorable consequences to the Company's customers and the markets in which the Company competes as a result of the current financial, economic, and capital and credit market conditions and uncertainty.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2009, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during first six months of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1-30, 2009	0	$--	0	$117
May 1-31, 2009	662	$39.80	0	$117
June 1-30, 2009	2,645	$43.24	0	$117
Total	3,307	$42.55	0

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

(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2009, a total of 9.4 million shares have been repurchased under this authorization for a total amount of $583 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2009 Annual Meeting of the Stockholders of Eastman Chemical Company was held on May 7, 2009.  There were 72,644,214 shares of common stock outstanding and entitled to be voted, and 62,062,295 shares represented in person or by proxy, at the Annual Meeting.

Four items of business were acted upon by stockholders at the Annual Meeting:

•	the election of four directors to serve in the class for which the term in office expires at the Annual Meeting of Stockholders in 2012 and their successors are duly elected and qualified;

•	the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent auditors for the Company for the year ended December 31, 2009;

•
the adoption of a stockholder proposal requesting that management revise the Company’s employment nondiscrimination policy to prohibit “discrimination based on sexual orientation and gender identity”; and

•	the adoption of a stockholder proposal requesting that the Board of Directors take the steps necessary to give holders of 10% of outstanding common stock the right to call special meetings.

The results of the voting on the election of directors were as follows:

Nominee	Votes For	Votes Against	Abstentions	Broker Non-Votes
Stephen R. Demeritt	52,825,954	8,985,570	250,771	n/a
Robert M. Hernandez	55,303,498	6,483,265	275,532	n/a
Lewis M. Kling	52,874,557	8,919,656	268,082	n/a
David W. Raisbeck	52,981,287	8,815,869	265,139	n/a

Accordingly, each of the four nominees received a majority of votes cast in favor of that director's election and was elected.

The results of the voting on the ratification of the action by the Audit Committee of the Board of Directors appointing PricewaterhouseCoopers LLP as independent auditors for the Company for 2009 were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
59,963,186	1,918,284	180,825	n/a

Accordingly, a majority of votes was cast in favor of the proposal and the appointment of PricewaterhouseCoopers LLP as independent auditors was ratified.

The results of the voting on the stockholder proposal requesting that management revise the Company’s employment nondiscrimination policy to prohibit "discrimination based on sexual orientation and gender identity" were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
15,938,105	37,973,671	2,193,811	5,956,708

Accordingly, a majority of votes was not cast in favor of this stockholder proposal and the proposal was not adopted.

The results of the voting on the stockholder proposal requesting that the Board of Directors take the steps necessary to give holders of 10% of outstanding common stock the right to call special meetings were as follows:

Votes For	Votes Against	Abstentions	Broker Non-Votes
28,655,396	27,195,948	254,243	5,956,708

Accordingly, a majority of votes was cast, but less than a majority of shares outstanding was voted, in favor of this stockholder proposal and the proposal was adopted.  The adoption of the stockholder proposal did not give holders of 10% of outstanding stock the right to call special meetings; that would require that the Board and stockholders holding a majority of outstanding shares approve an amendment to the Company’s Certificate of Incorporation.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: July 30, 2009	By:	/s/Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.07	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.08	Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the 1996 10-K)

4.09	$200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, and July 8, 2009), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and SunTrust Robinson Humphrey, Inc., as agents.	51

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

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	52

31.01	Rule 13a – 14(a) Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended June 30, 2009	53

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2009	54

32.01	Section 1350 Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended June 30, 2009	55

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2009	56

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Definition Linkbase Document (furnished, not filed)