Form 10-Q
period 2009-09-30
EASTMAN CHEMICAL CO
filed 2009-10-23
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
                                                                                                                (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at September 30, 2009
Common Stock, par value $0.01 per share	72,707,237

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 50 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 49

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	46

1A.	Risk Factors	46

2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

6.	Exhibits	47

SIGNATURES

Signatures	48

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2009	2008	2009	2008

Sales	$1,337	$1,819	$3,719	$5,380
Cost of sales	1,009	1,497	2,952	4,400
Gross profit	328	322	767	980

Selling, general and administrative expenses	104	107	296	324
Research and development expenses	33	39	101	120
Asset impairments and restructuring charges, net	--	2	23	22
Operating earnings	191	174	347	514

Net interest expense	19	19	58	53
Other charges (income), net	2	7	11	7
Earnings from continuing operations before income taxes	170	148	278	454
Provision for income taxes from continuing operations	69	48	110	124
Earnings from continuing operations	101	100	168	330

Earnings from disposal of discontinued operations, net of tax	--	--	--	18
Net earnings	$101	$100	$168	$348

Basic earnings per share
Earnings from continuing operations	$1.40	$1.35	$2.31	$4.34
Earnings from discontinued operations	--	--	--	0.23
Basic earnings per share	$1.40	$1.35	$2.31	$4.57

Diluted earnings per share
Earnings from continuing operations	$1.38	$1.33	$2.29	$4.27
Earnings from discontinued operations	--	--	--	0.23
Diluted earnings per share	$1.38	$1.33	$2.29	$4.50

Comprehensive Income
Net earnings	$101	$100	$168	$348
Other comprehensive income (loss)
Change in cumulative translation adjustment, net of tax	2	(27)	17	(68)
Change in pension plans, net of tax	--	(1)	(2)	7
Change in unrealized gains (losses) on derivative instruments, net of tax	(7)	(6)	(6)	(3)
Total other comprehensive income (loss)	(5)	(34)	9	(64)
Comprehensive income	$96	$66	$177	$284

Retained Earnings
Retained earnings at beginning of period	$2,566	$2,529	$2,563	$2,349
Net earnings	101	100	168	348
Cash dividends declared	(32)	(31)	(96)	(99)
Retained earnings at end of period	$2,635	$2,598	$2,635	$2,598

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2009	2008
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$668	$387
Trade receivables, net	316	275
Miscellaneous receivables	68	79
Inventories	495	637
Other current assets	33	45
Total current assets	1,580	1,423

Properties and equipment
Properties and equipment at cost	8,636	8,527
Less: Accumulated depreciation	5,363	5,329
Net properties and equipment	3,273	3,198

Goodwill	326	325
Other noncurrent assets	375	335
Total assets	$5,554	$5,281

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$827	$819
Borrowings due within one year	1	13
Total current liabilities	828	832

Long-term borrowings	1,440	1,442
Deferred income tax liabilities	274	106
Post-employment obligations	1,250	1,246
Other long-term liabilities	117	102
Total liabilities	3,909	3,728

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 94,659,859 and 94,495,860 for 2009 and 2008, respectively)	1	1
Additional paid-in capital	649	638
Retained earnings	2,635	2,563
Accumulated other comprehensive loss	(326)	(335)
	2,959	2,867
Less: Treasury stock at cost (22,035,296 shares for 2009 and 22,031,357 shares for 2008)	1,314	1,314

Total stockholders' equity	1,645	1,553

Total liabilities and stockholders' equity	$5,554	$5,281

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2009	2008

Cash flows from operating activities
Net earnings	$168	$348

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	203	199
Asset impairments charges	--	1
Gains on sale of assets	--	(13)
Provision (benefit) for deferred income taxes	165	(56)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(35)	(16)
(Increase) decrease in inventories	141	(170)
Increase (decrease) in trade payables	(8)	(49)
Increase (decrease) in liabilities for employee benefits and incentive pay	(14)	(6)
Other items, net	48	55

Net cash provided by operating activities	668	293

Cash flows from investing activities
Additions to properties and equipment	(268)	(430)
Proceeds from sale of assets	25	333
Acquisitions of and investments in joint ventures	--	(38)
Additions to capitalized software	(6)	(8)
Other items, net	(64)	(2)

Net cash used in investing activities	(313)	(145)

Cash flows from financing activities
Net increase in commercial paper, credit facility and other borrowings	23	42
Repayment of borrowings	(16)	(175)
Dividends paid to stockholders	(96)	(103)
Treasury stock purchases	--	(501)
Proceeds from stock option exercises and other items	15	38

Net cash used in financing activities	(74)	(699)

Effect of exchange rate changes on cash and cash equivalents	--	--

Net change in cash and cash equivalents	281	(551)

Cash and cash equivalents at beginning of period	387	888

Cash and cash equivalents at end of period	$668	$337

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2008 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries and joint ventures.  Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

The Company has evaluated the period from September 30, 2009, the date of the financial statements, through October 23, 2009, the date of the issuance and filing of the financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

2.	DISCONTINUED OPERATIONS

In first quarter 2008, the Company sold its polyethylene terephthalate ("PET") polymers and purified terephthalic acid ("PTA") production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million.  The Company recognized a gain of $18 million, net of tax, related to the sale of these businesses which included the recognition of deferred currency translation adjustments of approximately $40 million, net of tax.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.

The sale of the manufacturing facilities in the Netherlands and United Kingdom, and related businesses completed the Company's exit from the European PET business and qualified as a component of an entity under GAAP for the impairment or disposal of long-lived assets, and accordingly their results are presented as discontinued operations and are not included in the results from continuing operations for the effected period presented in the Company's unaudited consolidated financial statements.

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

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

First Nine Months
(Dollars in millions)	2008

Sales	$169
Earnings before income taxes	2
Gain on disposal, net of tax	18

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2009	2008

At FIFO or average cost (approximates current cost)
Finished goods	$535	$634
Work in process	161	200
Raw materials and supplies	259	328
Total inventories	955	1,162
LIFO Reserve	(460)	(525)
Total inventories	$495	$637

Inventories valued on the LIFO method were approximately 70 percent as of September 30, 2009 and 75 percent as of December 31, 2008 of total inventories.

4.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2009	2008

Trade creditors	$403	$390
Accrued payrolls, vacation, and variable-incentive compensation	110	129
Accrued taxes	60	41
Post-employment obligations	62	60
Interest payable	25	30
Bank overdrafts	25	4
Other	142	165
Total payables and other current liabilities	$827	$819

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

5.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2009	2008	2009	2008

Provision for income taxes	$69	$48	$110	$124
Effective tax rate	40%	33%	39%	27%

Third quarter 2009 effective tax rate reflects a $12 million tax charge associated with the recapture of gasification investment tax credits.  Third quarter 2008 effective tax rate reflected an $8 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.

First nine months 2009 effective tax rate reflects a $12 million tax charge associated with the recapture of gasification investment tax credits and a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense.  First nine months 2008 effective tax rate reflected the estimated benefit resulting from the gasification investment tax credit, an $8 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.  Including the above items, first nine months 2009 and 2008 effective tax rates reflect the Company's expected full year tax rate on reported earnings from continuing operations before income tax, of approximately 38 and 28 percent, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2004, or non-U.S. income tax examinations by tax authorities for years before 2003.

6.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2009	2008

Borrowings consisted of:
7% notes due 2012	$152	$154
6.30% notes due 2018	206	207
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Credit facilities borrowings	85	84
Other	3	15
Total borrowings	1,441	1,455
Borrowings due within one year	(1)	(13)
Long-term borrowings	$1,440	$1,442

At September 30, 2009, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility"), as well as a 58 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2009, the Company's credit facility borrowings totaled $85 million at an effective interest rate of 0.79 percent.  At December 31, 2008, the Company's credit facility borrowings totaled $84 million at an effective interest rate of 3.74 percent.

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

In first nine months 2009, restructuring charges were $23 million, net.  The charges, primarily for severance, resulted from a reduction in force.

In third quarter and first nine months 2008, asset impairments and restructuring charges, net totaled $2 million and $22 million, respectively, primarily for severance, pension charges, and site closure costs in the Performance Chemicals and Intermediates ("PCI") segment resulting from the decision to close a previously impaired site in the United Kingdom, and in the Performance Polymers segment for restructuring at the South Carolina facility and the divestiture of the PET manufacturing facilities in Mexico and Argentina.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2008 and first nine months 2009:

(Dollars in millions)	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2008

Non-cash charges	$--	$2	$(2)	$--	$--
Severance costs	7	10	--	(12)	5
Site closure and other restructuring costs	11	34	--	(20)	25
Total	$18	$46	$(2)	$(32)	$30

	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2009

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	5	24	--	(18)	11
Site closure and other restructuring costs	25	(1)	--	--	24
Total	$30	$23	$--	$(18)	$35

A majority of the remaining severance and site closure costs is expected to be applied to the reserves within one year.

8.	RETIREMENT PLANS

DEFINED BENEFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2009	2008	2009	2008

Service cost	$10	$11	$31	$34
Interest cost	22	22	65	66
Expected return on assets	(25)	(26)	(74)	(79)
Curtailment charge	--	--	--	9
Amortization of:
Prior service credit	(4)	(5)	(12)	(12)
Actuarial loss	8	7	25	21
Net periodic benefit cost	$11	$9	$35	$39

The Company contributed $30 million to its U.S. defined benefit pension plan in third quarter 2009.

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

Eligible employees hired on or after January 1, 2007 have access to postretirement health care benefits, but Eastman does not provide a subsidy toward the premium cost of postretirement health care benefits for those employees.

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

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company's U.S. plans:

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2009	2008	2009	2008

Service cost	$2	$2	$6	$5
Interest cost	12	11	34	33
Expected return on assets	(1)	(1)	(2)	(3)
Amortization of:
Prior service credit	(5)	(6)	(17)	(17)
Actuarial loss	4	2	10	7
Net periodic benefit cost	$12	$8	$31	$25

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company could be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2008 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's reserve for environmental contingencies was $42 million and $41 million at September 30, 2009 and December 31, 2008, respectively, representing the minimum or best estimate for remediation costs and the best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $21 million at September 30, 2009, and $11 million to the maximum of $21 million at December 31, 2008.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At September 30, 2009, the Company had various purchase obligations totaling approximately $1.3 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $103 million over a period of several years.  Of the total lease commitments, approximately 17 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 41 percent relate to real property, including office space, storage facilities and land; and approximately 42 percent relate to vehicles, primarily railcars.

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn may sell interests in those receivables to a third party purchaser which generally funds its purchases via the issuance of commercial paper backed by the receivables interests.  The annually renewable agreement permits the sale of undivided interests in domestic trade accounts receivable.  The assets of the special purpose entity are not available to satisfy the Company's general obligations.  Receivables sold to the third party totaled $200 million at September 30, 2009 and December 31, 2008.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $245 million and $370 million in third quarter 2009 and 2008, respectively, and $225 million and $345 million in first nine months 2009 and 2008, respectively.  The securitization program was fully drawn at September 30, 2009 and renewed in July 2009.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at September 30, 2009 totaled $159 million and consisted of leases for railcars and aircraft.  Leases with guarantee amounts totaling $11 million, $138 million, and $10 million will expire in 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with consolidations rules included in GAAP, the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at September 30, 2009.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years.  The Company purchased approximately $50 million of raw materials and utilities during 2008 and expects to purchase approximately $35 million during 2009.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Borrowings

GAAP requires public companies to disclose the fair value of financial assets and liabilities whenever summarizing financial information for interim reporting periods.  The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

(Dollars in millions)	September 30, 2009		December 31, 2008
	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,440	$1,484	$1,442	$1,369

Fair Value Measurements

On January 1, 2008, the Company began recording financial assets and liabilities subject to recurring fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  On January 1, 2009 the Company began recording non-recurring financial as well as all non-financial assets and liabilities subject to fair value measurement under the same principles.  These fair value principles prioritize valuation inputs across three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value.  An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at September 30, 2009
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$12	$--	$12	$--
Derivative Liabilities	(6)	--	(6)	--
	$6	$--	$6	$--

(Dollars in millions)		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$16	$--	$16	$--
Derivative Liabilities	(14)	--	(14)	--
	$2	$--	$2	$--

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges
Fair value hedges are defined by GAAP as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

As of September 30, 2009, the Company had no active fair value hedges.

Cash Flow Hedges
Cash flow hedges are defined by GAAP as derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, net of income taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

As of September 30, 2009, the total amount of the Company's foreign exchange forward and option contracts was a $5 million asset.  As of September 30, 2009, the total amount of the Company's feedstock/energy forward and option contracts was a $1 million asset.

Fair Value of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)	September 30, 2009
Asset Derivatives	Balance Sheet Location	Fair Value
Commodity contract	Other current assets	$2
Foreign exchange contracts	Other current assets	6
		$8

(Dollars in millions)	September 30, 2009
Liability Derivatives	Balance Sheet Location	Fair Value
Commodity contract	Payables and other current liabilities	$1
Foreign exchange contacts	Other noncurrent liabilities	1
		$2

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Cash Flow Hedging Relationships

(Dollars in millions)	Third Quarter 2009
Derivatives Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	September 30, 2009		September 30, 2009
Commodity contract	$1	Cost of sales	$--
Foreign exchange contracts	(8)	Sales	5
	$(7)		$5

(Dollars in millions)	First Nine Months 2009
Derivatives Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	September 30, 2009		September 30, 2009
Commodity contract	$6	Cost of sales	$(9)
Foreign exchange contracts	(12)	Sales	19
	$(6)		$10

For third quarter and nine months ended September 30, 2009, there was no material ineffectiveness with regard to the Company's cash flow hedges.

Nondesignated / Nonqualifying Derivative Instruments
The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings.  The Company recognized approximately $4 million net loss on nonqualifying derivatives during the quarter ended September 30, 2009.  The Company recognized less than $3 million net loss on nonqualifying derivatives during the nine months ended September 30, 2009.

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity in first nine months 2009 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2008	1	638	2,563	(335)	(1,314)	1,553

Net Earnings	--	--	168	--	--	168
Cash Dividends Declared (1)	--	--	(96)	--	--	(96)
Other Comprehensive Income	--	--	--	9	--	9
Stock-Based Compensation Expense (2)	--	13	--	--	--	13
Other (3)	--	(2)	--	--	--	(2)
Balance at September 30, 2009	1	649	2,635	(326)	(1,314)	1,645

(1)	Includes cash dividends declared, but unpaid.
(2)	The fair value of equity share-based awards recognized under GAAP for share-based payments.
(3)	The tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Loss and Prior Service Cost $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2007	157	(182)	(3)	--	(28)
Period change	(97)	(232)	23	(1)	(307)
Balance at December 31, 2008	60	(414)	20	(1)	(335)
Period change	17	(2)	(6)	--	9
Balance at September 30, 2009	77	(416)	14	(1)	(326)

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

13.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2009	2008	2009	2008

Shares used for earnings per share calculation (in millions):
Basic	72.6	74.2	72.5	76.1
Diluted	73.5	75.1	73.3	77.2

In third quarter and first nine months 2009, common shares underlying options to purchase 3,037,007 shares of common stock and 3,720,448 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  There were no share repurchases in first nine months 2009.

In third quarter and first nine months 2008, common shares underlying options to purchase 655,884 shares of common stock and 596,784 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Third quarter and first nine months 2008 reflect the impact of share repurchases of 3.9 million and 8.1 million shares, respectively.

The Company declared cash dividends of $0.44 per share in third quarter 2009 and 2008 and $1.32 per share in first nine months 2009 and 2008.

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In third quarter 2009 and 2008, approximately $4 million and $6 million of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on third quarter 2009 and 2008 net earnings of $3 million and $4 million, respectively, is net of deferred tax expense related to share-based award compensation.

In first nine months 2009 and 2008, $13 million and $19 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first nine months 2009 and 2008 net earnings of $8 million and $12 million, respectively, is net of deferred tax expense related to share-based award compensation.

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

	Third Quarter
(Dollars in millions)	2009	2008
Sales by Segment
CASPI	$338	$410
Fibers	257	269
PCI	355	594
Performance Polymers	187	293
SP	200	253
Total Sales	$1,337	$1,819

	First Nine Months
(Dollars in millions)	2009	2008
Sales by Segment
CASPI	$890	$1,213
Fibers	779	783
PCI	943	1,768
Performance Polymers	563	886
SP	544	730
Total Sales	$3,719	$5,380

	Third Quarter
(Dollars in millions)	2009	2008
Operating Earnings (Loss)
CASPI	$84	$55
Fibers	79	65
PCI (1)	33	62
Performance Polymers (2)	(10)	(1)
SP	13	6
Total Operating Earnings by Segment	199	187
Other	(8)	(13)

Total Operating Earnings	$191	$174

(1)
Third quarter 2008 includes $1 million of asset impairments and restructuring charges, net primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom and $2 million in accelerated depreciation costs resulting from the previously reported shutdown of cracking units at the Company's Longview, Texas facility.

(2)	Third quarter 2008 includes $1 million of asset impairments and restructuring charges, net related to previously divested manufacturing facilities in Mexico and Argentina and restructuring at the South Carolina facility using IntegRexTM technology, partially offset by a resolution of a contingency from the sale of the Company's polyethylene ("PE") and EpoleneTM polymer businesses divested in fourth quarter 2006, and $1 million of accelerated depreciation costs resulting from restructuring actions associated with certain assets in Columbia, South Carolina.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months
(Dollars in millions)	2009	2008
Operating Earnings (Loss)
CASPI (1)(2)	$148	$167
Fibers (1)	222	195
PCI (1)(3)	35	160
Performance Polymers (1)(4)	(32)	(5)
SP (1)	3	36
Total Operating Earnings by Segment	376	553
Other	(29)	(39)

Total Operating Earnings	$347	$514

(1)
First nine months 2009 includes a restructuring charge primarily for a severance program of $5 million, $4 million, $6 million, $4 million, and $4 million in the CASPI, Fibers, PCI, Performance Polymers, and SP segments, respectively.

(2)	First nine months 2008 includes $2 million in gains for an adjustment to a reserve for asset impairments and restructuring charges, net for the first quarter 2008 divestiture of certain product lines.
(3)
First nine months 2008 includes $20 million of asset impairments and restructuring charges, net primarily related to severance and pension costs from the decision to close a previously impaired site in the United Kingdom and $4 million of accelerated depreciation costs resulting from the previously reported shutdown of cracking units at the Company's Longview, Texas facility.

(4)
First nine months 2008 includes $4 million of asset impairments and restructuring charges, net related to previously divested manufacturing facilities in Mexico and Argentina and restructuring at the South Carolina facility using IntegRexTM technology, partially offset by a resolution of a contingency from the sale of the Company's PE and EpoleneTM polymer businesses divested in fourth quarter 2006 and $4 million of accelerated depreciation costs resulting from restructuring actions associated with certain assets in Columbia, South Carolina.

	September 30,	December 31,
(Dollars in millions)	2009	2008
Assets by Segment (1)
CASPI	$1,132	$1,150
Fibers	724	750
PCI	790	834
Performance Polymers	658	728
SP	903	818
Total Assets by Segment	4,207	4,280
Corporate Assets (2)	1,347	1,001

Total Assets	$5,554	$5,281

(1)	Assets managed by segment are accounts receivable, inventory, fixed assets, and goodwill.
(2)
Corporate assets includes approximately $230 million and $200 million at September 30, 2009 and December 31, 2008, respectively, for the Beaumont, Texas gasification project, which consists of land, capitalized front-end engineering and design, methanol and ammonia assets, intangible assets, and goodwill.

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

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS No. 166").  This statement addresses the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating the effect SFAS No. 166 will have on its consolidated financial position, liquidity, or results of operations.

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

As described below in "Presentation of Non-GAAP Financial Measures", the Company sold its polyethylene terephthalate ("PET") manufacturing facility in Spain in the second quarter 2007 and sold its PET polymers and purified terephthalic acid ("PTA") manufacturing facilities in the Netherlands and its PET manufacturing facility in the United Kingdom and the related businesses in first quarter 2008.  Because the Company has exited the PET business in the European region, results from sales of PET products manufactured at the Spain, the Netherlands, and the United Kingdom sites, including impairments and restructuring charges of those operations, and gains and losses from disposal of those assets and businesses, are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under accounting principles generally accepted in the United States ("GAAP").  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

PRESENTATION OF NON-GAAP FINANCIAL MEASURES

During 2009, the Company recognized $23 million in restructuring charges, primarily for severance, resulting from a reduction in force.

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

Also in fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $3 million and $8 million in third quarter and first nine months 2008, respectively.  For more information on accelerated depreciation costs, see "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis.

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

OVERVIEW

The Company generated sales revenue of $1.3 billion and $1.8 billion in third quarter 2009 and 2008, respectively.  Excluding the results of contract ethylene sales and contract polymer intermediates sales from third quarter 2008, sales revenue decreased by 21 percent.  The Company generated sales revenue of $3.7 billion in first nine months 2009 compared to $5.4 billion in first nine months 2008.  Excluding the results of contract ethylene sales and contract polymer intermediates sales from both periods, sales revenue decreased by 26 percent.  Sales revenue decreases for both third quarter and first nine months 2009 compared to the same periods in 2008 were due to lower selling prices in response to lower raw material and energy costs and lower sales volume primarily attributed to the global recession.

Operating earnings were $191 million in third quarter 2009 compared with $174 million in third quarter 2008.  Excluding accelerated depreciation costs and asset impairments and restructuring charges, operating earnings were $179 million in third quarter 2008.  The increase in third quarter 2009 was due to lower raw material and energy costs and cost reduction actions more than offsetting lower selling prices and lower sales volume.  The increased operating margin was attributed to a favorable shift in company product mix due to a higher percentage of overall sales revenue from the Fibers, CASPI, and Specialty Plastics ("SP") segments compared to the PCI and Performance Polymers segments.

Operating earnings were $347 million in first nine months 2009 compared with $514 million in first nine months 2008.  Excluding asset impairments and restructuring charges in first nine months 2009 and 2008 and accelerated depreciation costs in first nine months 2008, operating earnings were $370 million in first nine months 2009 compared with $544 million in first nine months 2008.  Eastman's reduced earnings reflect continued weakness in demand for the Company's products that caused lower sales volume and continued low capacity utilization which resulted in higher unit costs.  This weakness in demand, which is attributed to the global recession, has been moderating throughout 2009 resulting in sequential sales volume and operating earnings increases each quarter.  First nine months 2009 operating earnings also included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.  Operating earnings benefited from cost reduction actions which will positively impact results throughout the year.

Earnings from continuing operations were $101 million in third quarter 2009 compared to $100 million in third quarter 2008.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, and net deferred tax benefits, earnings from continuing operations were $102 million in third quarter 2008.  Earnings from continuing operations were $168 million in first nine months 2009 compared to $330 million in first nine months 2008.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, and net deferred tax benefits, earnings from continuing operations were $182 million and $338 million in first nine months 2009 and 2008, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company generated $668 million in cash from operating activities during first nine months 2009 compared to $293 million in first nine months 2008.  The improvement was primarily due to a decrease in working capital in 2009 compared to an increase in working capital in 2008, as well as a change in tax accounting method reflected as a provision for deferred income taxes.  The Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) in excess of $300 million in 2009, assuming continued difficult economic conditions and raw material and energy costs similar to current levels.

During third quarter 2009, the Company completed front-end engineering and design for its industrial gasification project in Beaumont, Texas, which resulted in a higher than anticipated capital cost estimate and a later estimated project completion date.  The Company continues to believe that the long-term business fundamentals of the project are favorable, and is evaluating alternatives to lower the overall project cost.  The Company is also pursuing government financing and incentives, and evaluating the possible impact of pending and proposed environmental legislation.  Given the uncertainty of the timing of the project, obtaining government financing and incentives, and possible environmental legislation, the Company has reduced spending for this project.

RESULTS OF OPERATIONS

	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2009	2008	Change

Sales	$1,337	$1,819	(27) %	(10) %	(17) %	-- %	-- %

Sales - contract polymer intermediates sales (1)	--	35
Sales - contract ethylene sales (2)	--	89
Sales – excluding listed items	1,337	1,695	(21) %	(4) %	(18) %	1%	-- %

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2009	2008	Change

Sales	$3,719	$5,380	(31) %	(18) %	(13) %	-- %	-- %

Sales - contract polymer intermediates sales (1)	--	117
Sales - contract ethylene sales (2)	18	283
Sales – excluding listed items	3,701	4,980	(26) %	(12) %	(13) %	(1) %	-- %

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

Sales revenue in third quarter 2009 compared to third quarter 2008 decreased $482 million.  Excluding revenue from the contract ethylene and polymer intermediates sales, sales revenue decreased $358 million in third quarter 2009 compared to third quarter 2008.  The decrease was primarily due to lower selling prices in response to lower raw material and energy costs, particularly in the PCI and Performance Polymers segments, and lower sales volume primarily attributed to weakened demand due to the global recession.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first nine months 2009 compared to first nine months 2008 decreased $1.7 billion.  Excluding revenue from the contract ethylene and polymer intermediates sales, sales revenue decreased $1.3 billion in first nine months 2009 compared to first nine months 2008.  The decrease was due to lower selling prices in response to lower raw material and energy costs, particularly in the PCI and Performance Polymers segments, and lower sales volume primarily attributed to weakened demand due to the global recession.

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Change	2009	2008	Change

Gross Profit	$328	$322	2%	$767	$980	(22) %
As a percentage of sales	25%	18%		21%	18%

Accelerated depreciation costs included in cost of goods sold	--	3		--	8

Gross profit excluding accelerated depreciation costs	328	325	1%	767	988	(22) %
As a percentage of sales	25%	18%		21%	18%

Gross profit in third quarter 2009 increased slightly compared to third quarter 2008 with increases in the CASPI, Fibers, and SP segments offset by decreases in the PCI and Performance Polymers segments.  Gross profit as a percentage of sales in third quarter 2009 increased compared to third quarter 2008 due to lower raw material and energy costs and cost reduction actions more than offsetting lower selling prices and lower sales volume.  The increase was attributed to a favorable shift in company product mix due to a higher percentage of overall sales revenue from the Fibers, CASPI, and SP segments compared to the PCI and Performance Polymers segments.  Third quarter 2008 included accelerated depreciation costs of $3 million resulting from the previously reported shutdown of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's third quarter raw material and energy costs decreased by approximately $350 million compared with third quarter 2008.

Gross profit in first nine months 2009 decreased compared to first nine months 2008 in all segments except the Fibers segment due to continued weakness in demand for the Company's products attributed to the global recession.  This weak demand caused lower sales volume and lower capacity utilization which resulted in higher unit costs.  In addition, first nine months 2009 included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.  The reconfiguration costs impacted the PCI and CASPI segments.  First nine months 2009 also benefited from cost reduction actions.  First nine months 2008 included accelerated depreciation costs of $8 million resulting from the previously reported shutdown of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's first nine months 2009 raw material and energy costs decreased by approximately $725 million compared with first nine months 2008.

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Change	2009	2008	Change

Selling, General and Administrative Expenses	$104	$107	(3) %	$296	$324	(9) %
Research and Development Expenses	33	39	(15) %	101	120	(16) %
	$137	$146	(6) %	$397	$444	(11) %
As a percentage of sales	10%	8%		11%	8%

Selling, general and administrative expenses decreased in third quarter and first nine months 2009 compared to third quarter and first nine months 2008 primarily due to lower discretionary spending and compensation expense resulting from cost reduction actions partially offset by increased compensation expense linked to the Company's stock price.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Research and development ("R&D") expenses decreased $6 million and $19 million in third quarter 2009 compared to third quarter 2008 and first nine months 2009 compared to first nine months 2008, respectively.  The decrease is primarily due to lower R&D expenses for corporate growth initiatives and lower discretionary spending resulting from cost reduction actions.

Asset Impairments and Restructuring Charges, Net

In first nine months 2009, restructuring charges were $23 million, net.  The charges, primarily for severance, resulted from a reduction in force.

In third quarter and first nine months 2008, asset impairments and restructuring charges, net totaled $2 million and $22 million, respectively, primarily for severance, pension charges, and site closure costs in the PCI segment resulting from the decision to close a previously impaired site in the United Kingdom.

For more information regarding asset impairments and restructuring charges, net see the segment discussions and Note 7, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Change	2009	2008	Change

Operating earnings	$191	$174	10%	$347	$514	(32) %
Accelerated depreciation costs included in cost of goods sold	--	3		--	8
Asset impairments and restructuring charges, net	--	2		23	22
Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	$191	$179	7%	$370	$544	(32) %

Operating earnings increased in third quarter 2009 compared to third quarter 2008 despite lower sales revenue as a result of a favorable shift in company product mix and cost reduction actions.  Operating earnings decreased in first nine months 2009 compared to first nine months 2008 reflecting continued weakness in demand for the Company's products.  This weakness in demand, which is attributed to the global recession, has been moderating throughout 2009 resulting in sequential sales volume and operating earnings increases each quarter.

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2009	2008	Change	2009	2008	Change

Gross interest costs	$23	$26		$73	$80
Less: Capitalized interest	3	3		10	7
Interest expense	20	23	(13) %	63	73	(14) %
Interest income	1	4		5	20
Net interest expense	$19	$19	-- %	$58	$53	9%

Net interest expense was unchanged in third quarter 2009 compared to third quarter 2008 as lower gross interest costs were offset by lower interest income due to lower average interest rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net interest expense increased $5 million in first nine months 2009 compared to first nine months 2008.  Gross interest costs in first nine months 2009 were lower compared to first nine months 2008 due to lower average borrowings and lower average interest rates.  Interest income in first nine months 2009 was lower compared to first nine months 2008 due to lower average interest rates and lower average cash balances.

For 2009, the Company expects net interest expense to increase compared with 2008 primarily due to lower interest income, driven by lower average interest rates and lower average cash balances.

Other Charges (Income), Net

	Third Quarter		First Nine Months
(Dollars in millions)	2009	2008	2009	2008

Foreign exchange transaction losses	$--	$6	$2	$8
Investment losses (gains)	(1)	1	4	2
Other, net	3	--	5	(3)
Other charges (income), net	$2	$7	$11	$7

Included in net other charges (income) are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, other non-operating income or charges related to Holston Defense Corporation, gains from the sale of non-operating assets, royalty income, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2009	2008	2009	2008

Provision for income taxes	$69	$48	$110	$124
Effective tax rate	40%	33%	39%	27%

Third quarter 2009 effective tax rate reflects a $12 million tax charge associated with the recapture of gasification investment tax credits as the Company no longer anticipates meeting the timeline agreed to with the Internal Revenue Service.  Third quarter 2008 effective tax rate reflected an $8 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.

First nine months 2009 effective tax rate reflects a $12 million tax charge associated with the recapture of gasification investment tax credits and a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense.  First nine months 2008 effective tax rate reflected the estimated benefit resulting from the gasification investment tax credit, an $8 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.  Including the above items, first nine months 2009 and 2008 effective tax rates reflect the Company's expected full year tax rate on reported earnings from continuing operations before income tax, of approximately 38 and 28 percent, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations
	Third Quarter		First Nine Months
(Dollars in millions)	2009	2008	2009	2008

Earnings from continuing operations	$101	$100	$168	$330
Accelerated depreciation costs included in cost of goods sold, net of tax	--	2	--	5
Asset impairments and restructuring charges, net of tax	--	3	14	17
Net deferred tax benefits related to the previous divestiture of businesses	--	(3)	--	(14)
Earnings from continuing operations excluding accelerated depreciation costs, net of tax, asset impairments and restructuring charges, net of tax, and net deferred tax benefits related to the previous divestiture of businesses	$101	$102	$182	$338

Net Earnings
	Third Quarter		First Nine Months
(Dollars in millions)	2009	2008	2009	2008

Earnings from continuing operations	$101	$100	$168	$330
Earnings from disposal of discontinued operations, net of tax	--	--	--	18
Net earnings	$101	$100	$168	$348

The earnings on disposal of discontinued operations, net of tax of $18 million in first nine months 2008 was from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million in first quarter 2008.  For additional information, see Note 2, "Discontinued Operations", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

R&D and other expenses not identifiable to an operating segment, including industrial gasification project expenses, are not included in segment operating results for either of the periods presented and are shown in Note 15, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, as "other" operating losses.  As discussed in Note 15, these "other" operating losses are $8 million and $29 million in third quarter and first nine months 2009, respectively, and $13 million and $39 million in third quarter and first nine months 2008, respectively.  The total corporate assets of $1.3 billion include approximately $230 million and $200 million at September 30, 2009 and December 31, 2008, respectively, related to the Beaumont, Texas gasification project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CASPI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$338	$410	$(72)	(18) %	$890	$1,213	$(323)	(27) %
Volume effect			(27)	(7) %			(227)	(19) %
Price effect			(44)	(11) %			(64)	(5) %
Product mix effect			(1)	-- %			(29)	(3) %
Exchange rate effect			--	-- %			(3)	-- %

Operating earnings	84	55	29	53%	148	167	(19)	(11) %

Asset impairments and restructuring charges, net	--	--	--		5	(2)	7

Operating earnings excluding asset impairments and restructuring charges, net	84	55	29	53%	153	165	(12)	(7) %

Sales revenue decreased $72 million in third quarter 2009 compared to third quarter 2008 primarily due to lower selling prices and lower sales volume.  The lower selling prices were due to lower raw material and energy costs.  The lower sales volume was due to weak customer demand, attributed to the global recession, particularly for products sold into the automotive, building and construction, and packaging markets.

Sales revenue decreased $323 million in first nine months 2009 compared to first nine months 2008 primarily due to lower sales volume and lower selling prices.  The lower sales volume was due to weak customer demand, in all regions except Asia Pacific, attributed to the global recession, particularly for products sold into the automotive, building and construction, and packaging markets.  The lower selling prices were due to lower raw material and energy costs.

Excluding asset impairments and restructuring charges, net, operating earnings increased $29 million in third quarter 2009 compared to third quarter 2008 due primarily to lower raw material and energy costs and cost reduction actions, which more than offset lower selling prices and lower sales volume.

Excluding asset impairments and restructuring charges, net, operating earnings decreased $12 million in first nine months 2009 compared to first nine months 2008 due primarily to lower sales volume, partially offset by lower raw material and energy costs and cost reduction actions.  The asset impairments and restructuring charges, net for 2009 reflect the segment's portion of the severance charge for a reduction in force in first quarter 2009 and 2008 reflects an adjustment to a reserve for first quarter 2008 divestiture of certain product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$257	$269	$(12)	(5) %	$779	$783	$(4)	-- %
Volume effect			(33)	(12) %			(79)	(10) %
Price effect			20	7%			69	9%
Product mix effect			--	-- %			5	1%
Exchange rate effect			1	-- %			1	-- %

Operating earnings	79	65	14	22%	222	195	27	14%

Asset impairments and restructuring charges, net	--	--	--		4	--	4

Operating earnings excluding asset impairments and restructuring charges, net	79	65	14	22%	226	195	31	16%

Sales revenue decreased $12 million in third quarter 2009 compared to third quarter 2008 and $4 million in first nine months 2009 compared to first nine months 2008 primarily due to lower sales volume partially offset by higher selling prices.  The lower sales volume was primarily for the acetyl chemical products.  The higher selling prices were in response to higher raw material costs, particularly for wood pulp.

Operating earnings increased $14 million in third quarter 2009 compared to third quarter 2008 primarily due to higher selling prices and cost reduction actions partially offset by lower sales volume.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating earnings increased $31 million in first nine months 2009 compared to first nine months 2008 primarily due to higher selling prices, cost reduction actions, and a favorable shift in product mix, partially offset by lower sales volume and higher raw material and energy costs.

In December 2008, the Company announced an alliance with SK Chemicals Company Ltd. ("SK") to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business, with the facility to be constructed by SK in Korea.  Eastman will have majority ownership in the company.  Construction began in first quarter 2009 and the facility is expected to be operational in second quarter 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$355	$594	$(239)	(40) %	$943	$1,768	$(825)	(47) %
Volume effect			(61)	(10) %			(432)	(25) %
Price effect			(188)	(32) %			(409)	(23) %
Product mix effect			9	2%			16	1%
Exchange rate effect			1	-- %			--	-- %

Sales – contract ethylene sales	--	89	(89)		18	283	(265)

Sales – excluding contract ethylene sales	355	505	(150)	(30) %	925	1,485	(560)	(38) %
Volume effect			28	5%			(144)	(10) %
Price effect			(188)	(37) %			(415)	(28) %
Product mix effect			9	2%			(1)	-- %
Exchange rate effect			1	-- %			--	-- %

Operating earnings	33	62	(29)	(47) %	35	160	(125)	(78) %

Accelerated depreciation costs included in cost of goods sold	--	2	(2)		--	4	(4)

Asset impairments and restructuring charges, net	--	1	(1)		6	20	(14)

Operating earnings excluding accelerated depreciation costs and asset impairments and restructuring charges, net	33	65	(32)	(49) %	41	184	(143)	(78) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue decreased $239 million in third quarter 2009 compared to third quarter 2008.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in the fourth quarter 2006, sales revenue decreased $150 million in third quarter 2009 compared to third quarter 2008 due to lower selling prices more than offsetting higher sales volume.  The lower selling prices were primarily due to lower raw material and energy costs.

Sales revenue decreased $825 million in first nine months 2009 compared to first nine months 2008.  Excluding contract ethylene sales, sales revenue decreased $560 million in first nine months 2009 compared to first nine months 2008 due to lower selling prices and lower sales volume.  The lower selling prices were primarily due to lower raw material and energy costs.  The lower sales volume was primarily in olefin-based derivatives and was attributed to the global recession.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, net in third quarter 2008, operating earnings decreased $32 million in third quarter 2009 compared to third quarter 2008 primarily due to lower selling prices partially offset by lower raw material and energy costs and cost reduction actions.

Excluding asset impairments and restructuring charges, net in first nine months 2009 and 2008 and accelerated depreciation costs in first nine months 2008, operating earnings decreased $143 million in first nine months 2009 compared to first nine months 2008 primarily due to lower selling prices, lower sales volume, lower capacity utilization resulting in higher unit costs including approximately $15 million in costs related to the reconfiguration of the Longview, Texas facility, partially offset by lower raw material and energy costs and cost reduction actions.  A restructuring charge in first quarter 2009 consisted of the segment's portion of the severance charge for a reduction in force.  Asset impairments and restructuring charges in first nine months 2008 consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.  The accelerated depreciation costs for 2008 are related to the continuation of the previously reported planned staged phase-out of older cracking units in 2007 at the Company's Longview, Texas facility.

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

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$187	$293	$(106)	(36) %	$563	$886	$(323)	(36) %
Volume effect			(34)	(11) %			(117)	(13) %
Price effect			(81)	(28) %			(221)	(25) %
Product mix effect			9	3%			15	2%
Exchange rate effect			--	-- %			--	-- %

Sales – contract polymer intermediates sales (1)	--	35	(35)		--	117	(117)

Sales – excluding contract polymer intermediates sales	187	258	(71)	(27) %	563	769	(206)	(27) %
Volume effect			1	-- %			--	-- %
Price effect			(81)	(31) %			(221)	(29) %
Product mix effect			9	4%			15	2%
Exchange rate effect			--	-- %			--	-- %

Operating loss (2)	(10)	(1)	(9)	>(100) %	(32)	(5)	(27)	>(100) %

Accelerated depreciation costs included in cost of goods sold	--	1	(1)		--	4	(4)

Asset impairments and restructuring charges, net	--	1	(1)		4	4	--

Operating earnings (loss) excluding accelerated depreciation costs and asset impairments and restructuring charges, net	(10)	1	(11)	>(100) %	(28)	3	(31)	>(100) %

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

Excluding contract polymer intermediates sales to the buyer of the divested Mexico and Argentina facilities, sales revenue decreased $71 million and $206 million in third quarter and first nine months 2009 compared to third quarter and first nine months 2008 due to lower selling prices.  The lower selling prices were attributed to a decline in raw material and energy costs, primarily for paraxylene.  Sales volume excluding contract polymer intermediates sales was unchanged as higher volume from the Company's IntegRex™ technology based PET facility was offset by lower volume from the Company's conventional PET manufacturing assets which were significantly rationalized in first quarter 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding asset impairments and restructuring charges and accelerated depreciation costs, net in third quarter 2008, operating results in third quarter 2009 declined $11 million compared to third quarter 2008.  Operating results declined due to lower selling prices and the impact on sales revenue and manufacturing costs of previously disclosed continuing operational challenges with the IntegRexTM-based PET manufacturing facility, partially offset by lower raw material and energy costs and cost reduction actions.

Excluding asset impairments and restructuring charges, net in first nine months 2009 and 2008, and accelerated depreciation costs in first nine months 2008, operating results in first nine months 2009 declined $31 million compared to first nine months 2008.  Operating results declined due to lower selling prices and higher unit costs resulting from lower polyester stream utilization, partially offset by lower raw material and energy costs and cost reduction actions.  In addition, results were negatively impacted by the slower than expected start-up of the debottleneck of the IntegRexTM-based PET manufacturing facility and previously disclosed continuing operational challenges with the facility.  A restructuring charge in first quarter 2009 consisted of the segment's portion of the severance charge for a reduction in force.  Accelerated depreciation costs of $4 million in first nine months 2008 resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  Asset impairments and restructuring charges of $4 million in first nine months 2008 related to restructuring at the South Carolina facility using IntegRexTM technology.

Because of seasonality of demand, additional market capacity, volatility of paraxylene, and additional costs to address continuing operational challenges with the IntegRexTM-based PET manufacturing facility, the Company expects the Performance Polymers segment to have greater operating losses in fourth quarter 2009 compared to third quarter 2009.  In response to the continuing operational challenges, the Company will have a planned shutdown in the fourth quarter to make additional improvements to the facility.

SP Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2009	2008	$	%	2009	2008	$	%

Sales	$200	$253	$(53)	(21) %	$544	$730	$(186)	(25) %
Volume effect			(32)	(13) %			(127)	(17) %
Price effect			(18)	(7) %			(41)	(5) %
Product mix effect			(5)	(2) %			(20)	(3) %
Exchange rate effect			2	1%			2	-- %

Operating earnings	13	6	7	>100%	3	36	(33)	(92) %

Asset impairments and restructuring charges, net	--	--	--		4	--	4

Operating earnings excluding asset impairments and restructuring charges, net	13	6	7	>100%	7	36	(29)	(81) %

Sales revenue decreased $53 million in third quarter 2009 compared to third quarter 2008 due to lower sales volume and lower selling prices.  The decline in sales volume was attributed to the global recession which has weakened demand for plastic resins, including copolyester products sold into the consumer and durable goods markets and for cellulosic plastics sold into various markets.  The lower selling prices were a result of lower raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue decreased $186 million in first nine months 2009 compared to first nine months 2008 due to lower sales volume and lower selling prices.  The decline in sales volume was attributed to the global recession which has weakened demand for plastic resins, including copolyester products sold into the packaging, consumer and durable goods markets, and for cellulosic plastics sold into various markets.  The lower selling prices were a result of lower raw material and energy costs.

Operating results increased $7 million in third quarter 2009 compared to third quarter 2008 due to lower raw material and energy costs and cost reduction actions, partially offset by lower sales volume, lower capacity utilization resulting in higher unit costs, and an unfavorable shift in product mix with less cellulosic plastics sold into various markets.

Excluding the segment's portion of a severance charge for a reduction in force in first quarter 2009, operating results decreased $29 million in first nine months 2009 compared to first nine months 2008 due to lower sales volume, lower capacity utilization causing higher unit costs, and an unfavorable shift in product mix with less cellulosic plastics sold into various markets, partially offset by lower raw material and energy costs and cost reduction actions.

The SP segment is progressing with the introduction of its new copolyester, Eastman TritanTM copolyester, including a new 30,000 metric ton TritanTM manufacturing facility expected to be online by early 2010.

SUMMARY BY CUSTOMER LOCATION

   Sales Revenue

	Third Quarter
(Dollars in millions)	2009	2008	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$737	$1,124	(34) %	(13) %	(22) %	1%	-- %
Asia Pacific	282	309	(9) %	1%	(9) %	(1) %	-- %
Europe, Middle East, and Africa	222	248	(10) %	(8) %	(2) %	(2) %	2%
Latin America	96	138	(31) %	(14) %	(22) %	6%	(1) %
	$1,337	$1,819	(27) %	(10) %	(17) %	-- %	-- %

Sales revenue in the United States and Canada decreased in third quarter 2009 compared to third quarter 2008 primarily due to lower selling prices and lower sales volume particularly in the PCI segment partially due to contract ethylene sales.  Excluding contract ethylene sales, sales revenue decreased 29 percent primarily due to lower selling prices particularly in the PCI and Performance Polymers segments and lower sales volume particularly in the CASPI segment.

Sales revenue in Asia Pacific decreased in third quarter 2009 compared to third quarter 2008 primarily due to lower selling prices in the PCI, CASPI, and SP segments partially offset by higher selling prices in the Fibers segment.   Sales volume in the region increased in third quarter 2009 compared to third quarter 2008 as higher sales volume in the PCI and CASPI segments were partially offset by lower sales volume in the SP and Fibers segments.  The higher sales volume was partially due to a plant shutdown in third quarter 2008 in the PCI segment.

Sales revenue in Europe, Middle East and Africa decreased in third quarter 2009 compared to third quarter 2008, primarily due to lower sales volume in all segments.  The region had minimal price effect change compared to significant declines in other regions due to the higher selling prices in the Fibers segment offsetting declines in each of the other segments in third quarter 2009 compared to third quarter 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Latin America decreased in third quarter 2009 compared to third quarter 2008 primarily due to lower selling prices and sales volume.  Excluding contract polymer intermediates sales, sales revenue decreased 8 percent due to lower selling prices in all segments except the Fibers segment partially offset by increased sales volume in the PCI and CASPI segments.   The increased sales volume were a result of a plant shutdown in third quarter 2008 in the PCI segment.  Sales revenue also benefited from a favorable shift in product mix, particularly for the Performance Polymers segment resulting from the completion of contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

    Sales Revenue

	First Nine Months
(Dollars in millions)	2009	2008	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,096	$3,287	(36) %	(21) %	(16) %	1%	-- %
Asia Pacific	769	921	(17) %	(8) %	(6) %	(3) %	-- %
Europe, Middle East, and Africa	607	774	(20) %	(12) %	-- %	(8) %	-- %
Latin America	247	398	(40) %	(31) %	(17) %	8%	-- %
	$3,719	$5,380	(31) %	(18) %	(13) %	-- %	-- %

Sales revenue in the United States and Canada decreased in first nine months 2009 compared to first nine months 2008 primarily due to lower sales volume and lower selling prices particularly in the PCI segment partially due to contract ethylene sales in the PCI segment.  Excluding contract ethylene sales, sales revenue decreased 31 percent primarily due to lower selling prices particularly in the PCI and Performance Polymers segments and lower sales volume particularly in the CASPI and PCI segments.

Sales revenue in Asia Pacific decreased in first nine months 2009 compared to first nine months 2008 primarily due to lower sales volume particularly in the SP and Fibers segments and lower selling prices in the PCI, SP, and CASPI segments partially offset by higher selling prices in the Fibers segment.

Sales revenue in Europe, Middle East and Africa decreased in first nine months 2009 compared to first nine months 2008 primarily due to lower sales volume and an unfavorable shift in product mix in all segments.  The region had minimal price effect change compared to significant declines in other regions due to the higher selling prices in the Fibers segment offsetting declines in each of the other segments in first nine months 2009 compared to first nine months 2008.

Sales revenue in Latin America decreased in first nine months 2009 compared to first nine months 2008 primarily due to lower sales volume and lower selling prices partially offset by a favorable shift in product mix.  Excluding contract polymer intermediates sales, sales revenue decreased 12 percent due to lower selling prices primarily in the Performance Polymers and PCI segments partially offset by a favorable shift in product mix primarily in the Performance Polymers segment.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2009	2008

Net cash provided by (used in)
Operating activities	$668	$293
Investing activities	(313)	(145)
Financing activities	(74)	(699)
Net change in cash and cash equivalents	281	(551)

Cash and cash equivalents at beginning of period	387	888

Cash and cash equivalents at end of period	$668	$337

Cash provided by operating activities was $668 million in first nine months 2009 compared to $293 million in first nine months 2008.  The improvement was primarily due to a decrease in working capital in 2009, particularly inventories, compared to an increase in working capital in 2008, as well as a change in tax accounting method reflected as a provision for deferred income taxes.  The Company generated a more than $100 million positive operating cash flow impact from a change in tax accounting method in the first nine months of 2009, which for tax purposes, accelerated the timing of deductions for manufacturing repairs expense resulting in lower estimated tax payments and a refund of previously paid taxes.

Cash used in investing activities was $313 million in first nine months 2009 compared to $145 million used in investing activities in first nine months 2008.  The first nine months 2009 included the first three scheduled payments for an investment in the Company's alliance with SK which are reflected in the line item "Cash flows from investing activities -- Other items, net" of the Statements of Cash Flows.  Proceeds of $333 million were received in the first nine months 2008 primarily related to the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  Capital spending of $268 million in first nine months 2009 decreased compared to $430 million in first nine months 2008 due primarily to actions taken to respond to the current global recession.

Cash used in financing activities totaled $74 million in first nine months 2009 compared to $699 million used in financing activities in first nine months 2008.  Share repurchases in first nine months 2008 were $501 million.

The payment of dividends is also reflected in financing activities in all periods.

The Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) in excess of $300 million in 2009, including approximately $100 million in cash from working capital and approximately $100 million from a combination of a refund of previously paid taxes and lower estimated tax payments, assuming continued difficult economic conditions and raw material and energy costs similar to current levels.  The priorities for uses of available cash are expected to be payment of the quarterly cash dividend, investing in growth initiatives, funding defined benefit pension plans, and repurchasing shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

At September 30, 2009, the Company had credit facilities with various U.S. and foreign banks totaling approximately $800 million.  These credit facilities consist of a $700 million revolving credit facility (the "Credit Facility") and a 58 million euro credit facility ("Euro Facility").  The Credit Facility has two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  The Euro Facility expires in 2012.  Borrowings under these credit facilities are subject to interest at varying spreads above quoted market rates.  The Credit Facility requires a facility fee on the total commitment that is based on Eastman's credit rating.  In addition, these credit facilities contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2009, the Company's credit facility borrowings totaled $85 million, primarily from the Euro Facility, at an effective interest rate of 0.79 percent.  At December 31, 2008, borrowings on these credit facilities were $84 million, primarily from the Euro Facility, at an effective interest rate of 3.74 percent.

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

Additionally, the Company maintains a $200 million annually renewable accounts receivable securitization program that is available to provide liquidity through the sale of receivables.  The securitization program was fully drawn at September 30, 2009 and renewed in July 2009.  For more information, see "Off-Balance Sheet and Other Financing Arrangements" below and Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For more information regarding interest rates, refer to Note 6, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In third quarter 2009, the Company completed a planned $30 million contribution to its U.S. defined benefit pension plan.  In 2008, the Company made no contribution to its U.S. defined benefit pension plan.

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

Capital Expenditures

Capital expenditures were $268 million and $430 million in first nine months 2009 and 2008, respectively.  The decrease of $162 million in 2009 compared with 2008 was primarily due to the Company's reduced capital spending in response to the current global recession.  The Company expects that 2009 capital spending will be between $300 million and $325 million, which is sufficient to fund required maintenance and certain strategic growth initiatives including the increased capacity for Eastman TritanTM copolyester and the front-end engineering and design for the industrial gasification project.

Other Commitments

At September 30, 2009, the Company's obligations related to notes and debentures totaled approximately $1.4 billion to be paid over a period of up to 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled approximately $90 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company had various purchase obligations at September 30, 2009 totaling approximately $1.3 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 10, "Commitments", to the Company’s unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at September 30, 2009 totaling approximately $1.4 billion primarily related to pension, retiree medical, and other post-employment obligations.

The Company expects to make scheduled payments of approximately $55 million towards the investment in the Company’s alliance with SK in 2009.

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2009	$--	$1	$13	$79	$7	$122	$222
2010	--	--	97	355	26	80	558
2011	2	--	97	245	25	61	430
2012	152	85	93	241	16	53	640
2013	--	--	86	227	11	54	378
2014 and beyond	1,201	--	906	113	18	1,060	3,298
Total	$1,355	$86	$1,292	$1,260	$103	$1,430	$5,526

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIEs") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.   As such, in accordance with GAAP for consolidations, the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at September 30, 2009.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years.   The Company purchased approximately $50 million of raw materials and utilities during 2008 and expects to purchase approximately $35 million during 2009.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

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

Treasury Stock

In October 2007, the Company's Board of Directors authorized the repurchase of up to $700 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of September 30, 2009, a total of 9.4 million shares had been repurchased under this authorization for a total amount of $583 million.  No share repurchases were made in first nine months 2009.

Dividends

The Company declared cash dividends of $0.44 per share in third quarter 2009 and 2008 and $1.32 per share in first nine months 2009 and 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("SFAS No. 166").  This statement addresses the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is currently evaluating the effect SFAS No. 166 will have on its consolidated financial position, liquidity, or results of operations.

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

•
sales volume for acetate tow in the Fibers segment to be down slightly compared to 2008, and to make scheduled payments of approximately $55 million in the alliance with SK to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business in Korea;

•	to complete an additional 30 percent expansion of its CASPI segment's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands during fourth quarter;

•	ethylene volume to decline in the PCI segment due to the staged phase-out of older cracking units at the Company's Longview, Texas facility;

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

•
the Performance Polymers segment to have a greater operating loss in fourth quarter 2009 compared to third quarter 2009 because of seasonality of demand, additional market capacity, volatility of paraxylene, and additional costs to address operational challenges with the IntegRexTM-based PET manufacturing facility;

•	to continue to pursue options to create additional value from its IntegRexTM technology, primarily by actively pursuing licensing opportunities;

•
following completion of front-end engineering and design for the industrial gasification project, to evaluate alternatives to lower the overall project cost, pursue government financing and incentives, and evaluate the possible impact of pending and proposed environmental legislation;

•	depreciation and amortization to be slightly higher than 2008;

•
pension expense to be similar to 2008, and to fund defined benefit pension plans in an amount between $25 million and $50 million (approximately $35 million of which has been funded through third quarter) and is evaluating additional funding in the fourth quarter such that funding in 2009 would exceed $50 million;

•	net interest expense to increase compared with 2008 primarily due to lower interest income, driven by lower average interest rates and lower average cash balances;

•	the effective tax rate, including the recapture of gasification investment tax credits taken and a charge associated with a change in accounting method for tax purposes, to be approximately 38%;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•
capital spending to be between $300 million and $325 million as it selectively funds targeted growth efforts, while prioritizing capital spending, including the increased capacity for Eastman TritanTM copolyester and the front-end engineering and design for the industrial gasification project;

•
to generate positive free cash flow in excess of $300 million, including approximately $100 million in cash from working capital, assuming continued difficult economic conditions and raw material and energy costs similar to current levels, and $100 million positive operating cash flow impact of a change in tax accounting method; and

•	priorities for uses of available cash to be payment of the quarterly cash dividend, fund targeted growth initiatives and defined benefit pension plans, and repurchase shares.

Based upon the foregoing, the Company expects fourth quarter 2009 earnings per share to decline compared to third quarter 2009, but to be slightly above $0.85 per share.

In addition to the above, the Company expects to significantly improve earnings over the long-term through strategic efforts and growth initiatives in existing businesses, and expects:

•
the SP segment to improve earnings by continued focus on copolyesters growth, increasing sales revenue from cellulose esters used in liquid crystal displays screens and other various markets, and continued progress with the introduction of its high performance copolyesters;

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

•
The Company is trying to obtain non-recourse project financing for its industrial gasification project.  There is risk that such financing cannot be obtained or, if obtained, may be on terms different than those assumed in the Company's projections for financial performance of the project, due to any circumstance, change, or condition in the loan syndication, financial, capital markets, or government loan guarantee programs, that could reasonably be expected to materially affect availability, terms, and syndication of such financing.  The ability to enter into financially acceptable project commercial agreements for such elements as engineering, procurement, and construction, off-take agreements, commodity and/or interest hedges, utilities, administrative services, and others, as well as obtaining all necessary regulatory approvals and operating permits, may impact the available financing for the project or the terms of such financing, if available, including the nature and terms of any recourse back to the Company.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2009, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during first nine months of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1-31, 2009	0	$--	0	$117
August 1-31, 2009	212	$55.02	0	$117
September 1-30, 2009	93	$51.50	0	$117
Total	305	$53.95	0

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

(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of September 30, 2009, a total of 9.4 million shares have been repurchased under this authorization for a total amount of $583 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 49.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: October 23, 2009	By:	/s/Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

4.09
$200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, and July 8, 2009), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and SunTrust Robinson Humphrey, Inc., as agents (incorporated herein by reference to Exhibit 4.09 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

4.10
Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets , Inc. and J. P. Morgan Securities Inc., as  joint lead arrangers (incorporated herein by reference to Exhibit 4.11 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11
Letter Amendments dated November 16, 2007 and March 10, 2008, to the Credit Agreement (incorporated herein by reference to Exhibit 4.10 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

4.12	Form of 6.30% Notes due November 15, 2018 (incorporated herein by reference to Exhibit 4.14 to Eastman Chemical Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01	Form of Performance Share Award to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (2010 – 2012 Performance Period)	51-63

10.02
Form of Performance Share Award to Mark J. Costa, Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer, under the 2007 Omnibus Long-Term Compensation Plan (2010 – 2012 Performance Period)
		64-76

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	77

31.01	Rule 13a – 14(a) Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended September 30, 2009	78

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2009	79

32.01	Section 1350 Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended September 30, 2009	80

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2009	81

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Definition Linkbase Document (furnished, not filed)