Form 10-K
period 2009-12-31
EASTMAN CHEMICAL CO
filed 2010-02-24
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

The aggregate market value (based upon the $37.90 closing price on the New York Stock Exchange on June 30, 2009) of the 71,980,441 shares of common equity held by non-affiliates as of December 31, 2009 was approximately $2,728,058,714, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to exclude common stock that may be deemed beneficially owned as of December 31, 2009 by Eastman Chemical Company's ("Eastman" or the "Company") directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination.  A total of 72,468,042 shares of common stock of the registrant were outstanding at December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2010 Annual Meeting of Stockholders (the "2010 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report which are not statements of historical fact may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of any acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management plans and strategies, economic conditions, and other factors.  These plans and expectations and the underlying assumptions are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  Actual results could differ materially from expectations expressed in any forward-looking statements if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized.  The most significant known factors that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed in Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors" of this Annual Report.

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	5

1A.	Risk Factors	23

1B.	Unresolved Staff Comments	23

	Executive Officers of the Company	24

2.	Properties	26

3.	Legal Proceedings	27

4.	Submission of Matters to a Vote of Security Holders	27

PART II

PART III
10.	Directors, Executive Officers and Corporate Governance	123

11.	Executive Compensation	123

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123

13.	Certain Relationships and Related Transactions, and Director Independence	124

14.	Principal Accounting Fees and Services	124

PART IV

15.	Exhibits and Financial Statement Schedules	125

SIGNATURES

Signatures	126

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

In 2009, the Company had sales revenue of $5.0 billion and operating earnings of $317 million.  Earnings per diluted share were $1.85 in 2009.  Included in 2009 operating earnings were asset impairments and restructuring charges of $200 million.

The Company's products and operations are managed and reported in five operating segments: the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment and the Specialty Plastics segment.  The Company manages certain costs and initiatives at the corporate level, including certain research and development costs not allocated to the operating segments.  For additional information concerning the Company's operating segments, see Note 22 "Segment Information" to the Company's consolidated financial statements in Part II, Item 8 of this 2009 Annual Report on Form 10-K (this "Annual Report").

Corporate Strategy

Eastman's objective is to be an outperforming chemical company by delivering solid financial results from its core businesses and its plans for profitable growth.  The Company's core businesses currently sell differentiated products into diverse markets and geographic regions.  Management believes that the Company can increase the revenues from its core businesses with increasing profitability through a balance of new applications for existing products, development of new products, and sales growth in adjacent markets and emerging geographic regions.  These revenue and earnings increases are expected to result from organic initiatives and through acquisitions and joint ventures.  Current Company growth initiatives include:

•
In the Fibers segment, construction of the Korean cellulose acetate tow manufacturing facility began in first quarter 2009 and the facility is expected to be operational in first quarter 2010.  The facility and related business will be owned by a company formed through an alliance with SK Chemicals Company Ltd. ("SK").

•
In the Specialty Plastics segment, continued introduction of new high-temperature copolyester products based on Eastman TritanTM copolyester and production in early 2010 from the monomer manufacturing facility and its first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee which were both completed in 2009.

•
In the CASPI segment, increased production in 2010 as a result of the 30 percent expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which was completed in 2009 to meet growing demand for specialty hydrocarbon resins.

•	In the PCI segment, increased revenue from acetyl licenses and growth in plasticizers, including Eastman 168TM plasticizer, in 2010.

The Company benefits from advantaged feedstocks and proprietary technologies, and is focusing on sustainability as a competitive strength for growth.  Eastman has developed new products and technologies that enable customers' development and sales of sustainable products, and has reduced its greenhouse gas emissions and energy consumption.

The combination of sustainable profits from the solid core businesses and profitable revenue growth is expected to result in continued solid financial results.

Manufacturing Streams

Integral to Eastman's corporate strategy for growth is leveraging its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries in key markets, including packaging, tobacco, building and construction, and consumables.  For each of these chemistries, Eastman has developed a combination of assets and technologies that are operated within three manufacturing "streams".

•
In the acetyl stream, the Company begins with high sulfur coal which is then gasified in its coal gasification facility.  The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid, and acetic anhydride.  These chemicals are used in products throughout the Company including acetate tow, acetate yarn, and cellulose esters.  The Company's ability to use coal is a competitive advantage in both raw materials and energy.  The Company continues to evaluate opportunities to further leverage its gasification expertise to produce additional cost advantaged chemicals from petroleum coke or coal instead of natural gas or petroleum.

•
In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid ("PTA") for polyethylene terephthalate ("PET") and copolyesters and dimethyl terephthalate ("DMT") for copolyesters.  PTA or DMT is then reacted with ethylene glycol, which the Company both makes and purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce PET and copolyesters.  The Company believes that this backward integration of polyester manufacturing is a competitive advantage, giving Eastman a low cost position, as well as surety of intermediate supply.  In addition, Eastman can add specialty monomers to copolyesters to provide clear, tough, chemically resistant product characteristics.  As a result, the Company's copolyesters can effectively compete with materials such as polycarbonate and acrylic.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are then cracked at its facility in Longview, Texas into propylene, as well as ethylene.  "Cracking" is a chemical process in which gases are broken down into smaller, lighter molecules for use in the manufacturing process.  The Company also purchases propylene for use at its Longview facility and its facilities outside the U.S.  The propylene is used in oxo derivative products.  The ethylene is used in oxo derivative products, acetaldehyde and ethylene glycol production and is also sold commercially.  Petrochemical business cycles are influenced by periods of over- and under-capacity.  Capacity additions to steam cracker units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins.  Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to be very volatile, resulting in "ethylene" or "olefins" cycles.

The following chart shows the Company's sites at which its manufacturing streams are primarily employed.

SITE	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM

Kingsport, Tennessee	X	X	X
Longview, Texas	X		X
Columbia, South Carolina		X
Kuantan, Malaysia		X
Singapore			X
Workington, United Kingdom	X

The following chart shows significant Eastman products, markets, and end uses by segment and manufacturing stream.

SEGMENT	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM	KEY PRODUCTS, MARKETS, AND END USES

CASPI	X		X	Adhesives ingredients (tape, labels, and nonwovens) and paints and coatings (architectural, transportation, industrial, and original equipment manufacturing ("OEM"))
Fibers	X			Acetate fibers for filter products and textiles
PCI	X	X	X
Intermediate chemicals for agrochemicals, transportation, beverages, nutrition, pharmaceuticals, coatings, medical devices, toys, photographic and imaging, household products, polymers, textiles, and consumer and industrial products and uses

Performance Polymers	X	X		PET for beverage and food packaging, custom-care and cosmetic packaging, health care and pharmaceutical uses, household products, and industrial packaging applications
Specialty Plastics	X	X	X
Copolyesters and cellulosics for appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, graphic arts, general purpose packaging, personal care and cosmetics, food and beverage packaging, performance films, tape and labels, fibers/nonwovens, photographic and optical films, and liquid crystal displays

In addition to stream integration, the Company also derives value from Eastman cellulosics.  These are natural polymers, sourced from managed forests, which when combined with the acetyl and olefin streams, provide an advantaged raw material position for Eastman.

The Company continues to leverage its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries and technologies, as well as its use of cellulosics, to meet demand and create new uses and opportunities for the Company's products in key markets.  By choosing to combine certain streams, the Company is able to create unique and differentiated products that have a performance advantage over competitive materials.

Cyclicality and Seasonality

The PCI and Performance Polymers segments are impacted by the cyclicality of key products and markets, while the other segments are more sensitive to global economic conditions. Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle. Despite sensitivity to global economic conditions, many of the products in the Fibers and CASPI segments provide a stable foundation of earnings.

The Company's earnings are typically greater in the second and third quarters and cash flows from operations are greatest in fourth quarter due to seasonality.  Demand for CASPI segment products is typically stronger in the second and third quarters due to the increased use of coatings products in the building and construction industries, while demand is typically weaker during the winter months because of seasonal construction downturns.  The PCI segment typically has weaker fourth quarter financial results, due in part to a seasonal downturn in demand for products used in certain building and construction and agricultural markets.  The Performance Polymers segment typically has stronger demand for its PET polymers for beverage container plastics during the second and early third quarters due to higher consumption of beverages in the U.S. and Canada, while demand typically weakens during the late third and fourth quarters.

In 2009, the impact of the global recession on demand for the Company's products affected the typical yearly trend, resulting in lower earnings in first and second quarters, with increased earnings in the second half of the year.  Due to strategic cash management during the first half of the year to counter the effects of the recession and a pension contribution in fourth quarter, cash flows from operations were greatest in third quarter.

CASPI SEGMENT

•	Overview

In the CASPI segment, the Company manufactures resins, specialty polymers, and solvents which are integral to the production of paints and coatings, inks, adhesives, and other formulated products.  Growth in these markets in the U.S., Canada, and Europe typically approximates general economic growth due to the wide variety of end uses for these applications.  Typically, growth in Asia, Eastern Europe, and Latin America continues to be higher than general economic growth, driven by regional growth in these emerging economies.  In 2009, the impact of the global recession on demand for the Company's products affected the typical yearly trend.  The CASPI segment focuses on producing raw materials rather than finished products and developing long-term, strategic relationships to achieve preferred supplier status with its customers.  In 2009, the CASPI segment had sales revenue of $1.2 billion, representing 24 percent of Eastman's total sales.

The profitability of the CASPI segment is sensitive to the global economy, market trends, broader chemical cycles, particularly the olefins cycle, and foreign currency exchange rates.  The CASPI segment's specialty products, which include cellulose-based specialty polymers, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle due to their functional performance attributes.  The commodity products, which include commodity solvents and base resins, are more impacted by the olefins cycle as discussed under "Manufacturing Streams".  The Company seeks to leverage its proprietary technologies, competitive cost structure, and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

•	Products

➢	Polymers
The polymers product line consists of cellulose-based specialty polymers and olefin-based performance products.  Eastman's cellulose-based specialty polymers enhance the aesthetic appeal and improve the performance of industrial and transportation coatings and inks.  Olefin-based products are used as base polymers in hot-melt adhesives, paper laminating, sealants and pressure sensitive adhesives.  They are also used as elastomer extenders in sealants and waterproofing compounds for wire and cable flooding applications.  The polymers product line also includes chlorinated polyolefins which promote the adherence of paints and coatings to plastic substrates.  Polymers accounted for approximately 15 percent of the CASPI segment's total sales for 2009.

➢	Resins
The resins product line consists of hydrocarbon resins, rosin resins, and resin dispersions.  These products are sold primarily to adhesive formulators and consumer product companies for use as raw materials essential in hot-melt and pressure sensitive adhesives and as binders in nonwoven products such as disposable diapers, feminine products, and pre-saturated wipes.  Eastman offers a broad product portfolio of essential ingredients for the adhesives industry, and ranks as the second largest global tackifier supplier.  In addition, Eastman is one of the largest manufacturers of hydrogenated gum rosins used in chewing gum applications.  Eastman resins are also used in a wide range of applications including plastics and rubber modification and inks.  Resins accounted for approximately 35 percent of the CASPI segment's total sales for 2009.

➢	Solvents
The solvents product line includes both specialty coalescents and ketones and commodity esters, glycol ethers and alcohol solvents.  Coalescents include products such as TexanolTM ester alcohol which improves film formation and durability in architectural latex paints.  Ketones consist of low volatile organic compound ("VOC") solvents used in high solids coatings applications.  Commodity solvents, which consist of esters, glycol ether, and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application.  Solvents accounted for approximately 50 percent of the CASPI segment's total sales for 2009.

•	Strategy and Innovation

A key element of the CASPI segment's growth strategy is the continued development of innovative product offerings, building on proprietary technologies in high-growth markets and regions to meet customers' evolving needs and improve the quality and performance of customers' end products.  Management believes that its ability to leverage the CASPI segment's broad product line and Eastman's research and development capabilities make the segment uniquely capable of offering a broad array of solutions for new and emerging markets.  For example, in 2009 Eastman received the Environmental Protection Agency's ("EPA") 2009 Presidential Green Chemistry Challenge Award for its green biocatalytic process.  This process is utilized in the CASPI segment products sold in higher-growth markets such as personal and household care.

The Company intends to continue to leverage its resources to strengthen the CASPI segment's product innovation and product enhancement pipeline by meeting market needs and the expanded use of proprietary products and technologies.  Although the CASPI segment sales and application development are often specialized by end-use markets, developments in technology can often be successfully shared across multiple end-uses and markets.

The Company's global manufacturing presence is a key element of the CASPI segment's growth strategy.  For example, the segment is well positioned to capitalize on expected high industrial growth in China and other parts of Asia from its facility in Singapore and joint venture operations in China.  This regional position will be further strengthened by the purchase of a small polymer producer in China which was completed in first quarter 2010.  The Company is committed to maintaining reliability of supply of the CASPI segment products to our strategic customers to ensure that Eastman is the supplier of choice.  The segment is meeting growing demand for specialty hydrocarbon resins through the 30 percent expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which was completed in 2009.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base for the CASPI segment is broad and diverse. This segment has approximately 825 customers around the world, while 80 percent of its sales revenue in 2009 was attributable to approximately 80 customers.  The CASPI segment focuses on establishing long-term, customer service-oriented relationships with its strategic customers in order to become their preferred supplier and to leverage these relationships to pursue sales opportunities in previously underserved markets and to expand the scope of its value-added services.  Growth in the U.S., Canadian, and European markets typically coincides with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for packaged goods, transportation, durable goods, and housing.

The current regulatory environment, particularly in the U.S., Canada, and Europe, provides both market challenges and opportunities for the CASPI segment.  Environmental regulations that impose limits on the emission of VOCs and hazardous air pollutants ("HAPs") continue to impact coatings formulations requiring compliant coatings raw materials.  The coatings industry is responding by promoting products and technologies designed to enable customers and end users to reduce air emissions of VOCs and HAPs in compliance with state and federal regulations.  A variety of Eastman's CASPI segment products are used in compliance coatings.  Additional products are currently being developed to meet the growing demand for low VOC coatings, including the recently introduced SolusTM 2300 product.

•	Competition

Competition within the CASPI segment's markets varies widely depending on the specific product or product group.  The Company's major competitors in the CASPI segment's markets include larger companies such as BASF SE ("BASF"), Dow Chemical Company ("Dow"), and Exxon Mobil Corporation, which may have greater financial and other resources than Eastman.  Additionally, within each CASPI segment product market, the Company competes with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors.  However, Eastman does not believe that any of its competitors has a dominant position within the CASPI segment's markets, nor the breadth of product offerings that Eastman is able to offer its CASPI segment customers.  The Company believes its competitive advantages include its level of vertical integration; breadth of product offerings, service, and technology offerings; low-cost manufacturing position; consistent product quality; security of supply; and process and market knowledge.  The CASPI segment principally competes on breadth of products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development.

FIBERS SEGMENT

•	Overview

In the Fibers segment, Eastman manufactures and sells EstronTM acetate tow and EstrobondTM triacetin plasticizers for use primarily in the manufacture of cigarette filters; EstronTM natural and ChromspunTM solution-dyed acetate yarns for use in apparel, home furnishings and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers.  Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s.  The Company is the world's largest producer of acetate yarn and has been in this business for over 75 years.  The Fibers segment's manufacturing operations are primarily located at the Kingsport, Tennessee site, and also include a smaller acetate tow production plant in Workington, England, which was expanded in 2008.  In 2009, the Fibers segment had sales revenue of $1.0 billion, representing 21 percent of Eastman's total sales.  The Fibers segment remains a strong and stable cash generator for the Company.

The Company's long history and experience in the fibers markets are reflected in the Fibers segment's operating expertise, both within the Company and in support of its customers' processes.  The Fibers segment's knowledge of the industry and of customers' processes allows it to assist its customers in maximizing their processing efficiencies, promoting repeat sales and mutually beneficial, long-term customer relationships.

The Company's fully integrated fiber manufacturing processes from coal-based acetyl raw materials through acetate tow and yarn provide a competitive advantage over companies whose processes are dependent on petrochemicals.  In addition, the Fibers segment employs unique technology that allows it to use a broad range of high-purity wood pulps for which the Company has dependable sources of supply.  Management believes that these factors combine to make Eastman an industry leader in reliability of supply and cost position.  In addition to the cost advantage of being coal-based, the Fibers segment's competitive strengths include a reputation for high-quality products, technical expertise, large scale vertically-integrated processes, reliability of supply, acetate flake supply in excess of internal needs, a reputation for customer service excellence, and a customer base characterized by long-term customer relationships.  The Company intends to continue to capitalize and build on these strengths to improve the strategic position of its Fibers segment.

Contributing to the profitability in the Fibers segment is the limited number of competitors, the high industry capacity utilization, and significant barriers to entry.  These barriers include, but are not limited to, high capital costs for integrated manufacturing facilities.

In the Fibers segment, construction of the Korean cellulose acetate tow manufacturing facility began in first quarter 2009, and the facility is expected to be operational in first quarter 2010.  The facility and related business will be owned by a company formed through an alliance with SK.

•	Products

➢	Acetate Tow
Eastman manufactures acetate tow under the EstronTM trademark according to a wide variety of customer specifications, primarily for use in the manufacture of cigarette filters.  Acetate tow is the largest sales product of the Fibers segment.  Worldwide demand for acetate tow is expected to increase by one to two percent per year through 2012, with higher growth rates in Asia.

➢	Acetate Yarn
The Company manufactures acetate filament yarn under the EstronTM and ChromspunTM trademarks in a wide variety of specifications.  EstronTM acetate yarn is available in bright and dull luster and is suitable for subsequent dyeing in the fabric form.  ChromspunTM acetate yarn is solution-dyed in the manufacturing process and is available in more than 100 colors.

➢	Acetyl Chemical Products
The Fibers segment's acetyl chemical products are sold primarily to other acetate fiber market producers and include cellulose diacetate flake, acetic acid, and acetic anhydride.  Each is used as a raw material for the production of cellulose acetate fibers.  The Fibers segment also markets acetyl-based triacetin plasticizers under the EstrobondTM trademark, generally for use by cigarette manufacturers as a bonding agent in cigarette filters.

•	Strategy and Innovation

➢	Growth
In the Fibers segment, Eastman is leveraging its strong customer relationships and knowledge of the industry to identify growth options.  These growth options are enabled by its excess acetate flake capacity at the Kingsport, Tennessee site.  In December 2008, the Company announced an alliance with SK to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business, with the facility to be constructed by SK in Korea.  Eastman will have controlling ownership in the business.  Construction of the Korean facility began in first quarter 2009, and the facility is expected to be operational in first quarter 2010 and fully integrated into the Fibers segment's production and sales processes in 2011.  Annual capacity at the Korean facility is expected to be approximately 27,000 metric tons, and Eastman's total worldwide capacity for acetate tow will exceed 200,000 metric tons, an increase of approximately 15 percent.  The net impact of the added Korean facility on global capacity is estimated to be an increase of approximately two percent versus 2008 industry capacity levels.

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
The Company's Fibers segment research and development efforts focus on process and product improvements, as well as cost reduction, with the objectives of increasing sales and reducing costs.  The Fibers segment also conducts research to assist acetate tow customers in the effective use of the segment's products and in the customers' product development efforts.

•	Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 150 companies in the tobacco, textile, and acetate fibers industries.  Eastman's Fibers segment customers are located in all regions of the world.  The largest 12 customers within the Fibers segment include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.  These largest 12 customers accounted for about 80 percent of the segment's total sales revenue in 2009.  Sales prices for a significant portion of the Fibers segment's products are typically negotiated on an annual basis.  The segment maintains a strong position in acetate tow exports to China, one of the largest and fastest growing markets in the world.

•	Competition

Eastman is the second largest acetate tow manufacturer in the world.  Competitors in the fibers market for acetate tow include Celanese Corporation ("Celanese"), Daicel Chemical Industries Ltd ("Daicel"), Mitsubishi Rayon Co., Ltd. ("Mitsubishi Rayon"), and Rhodia S.A..  In the acetate tow market, two major competitors, Celanese and Daicel, have joint venture capacity in China.

In the segment's acetate yarn business, major competitors include Industrias del Acetato de Celulosa S.A. ("INACSA"), Mitsubishi Rayon, and UAB Korelita.  Eastman is the world leader in acetate yarn production and the only acetate yarn producer in the U.S. and Canada.  The physical properties of acetate yarn make it desirable for use in textile products such as suit linings, women's apparel, medical tape, drapery, ribbons and other specialty fabrics.  However, over the past 20 years, demand for acetate yarn has been adversely affected by the substitution of lower cost polyester and rayon yarns.  Accordingly, worldwide demand for acetate yarn is expected to continue to decrease as mills substitute these cheaper yarns for acetate yarn.  Eastman, however, remains uniquely positioned because it is the only integrated producer of acetate yarn.

As described above under "Fibers Segment – Overview", the principal methods of competition include maintaining the Company's large-scale vertically integrated manufacturing process from coal-based acetyl raw materials, reliability of supply, product quality, and sustaining long-term customer relationships.

PCI SEGMENT

•	Overview

The Company's PCI segment manufactures diversified products that are sold externally, as well as used internally by other segments.  The PCI segment's earnings are highly dependent on how the Company chooses to optimize the acetyl and olefins streams.  In 2009, the PCI segment had sales revenue of $1.3 billion, representing 26 percent of Eastman's total sales.

Many of the segment's products are affected by the olefins cycle.  See "Corporate Overview – Manufacturing Streams" earlier in this "Part 1 – Item 1. Business."  This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply.  Demand, in turn, is based on general economic conditions, raw material and energy costs, and other factors beyond the Company's control.  Future PCI segment results will continue to fluctuate from period to period due to these changing economic conditions.

There are four cracking units located at the Company's Longview, Texas facility.  In 2007, the three oldest cracking units were identified for a staged phase-out.  Eastman shut down the first of the three units in fourth quarter 2007 and idled the second cracking unit in December 2008.  The timing of the permanent shut down of the second and third cracking units including the idled cracker is dependent on feedstock and olefin market conditions.  With the divestiture of the Company's polyethylene business in 2006, the Company has experienced excess ethylene capacity and has reconfigured its cracker position to enhance its long-term olefin production to better match the Company's feedstock requirements.

Approximately 75 percent of the Company's olefin derivatives are made from propylene and sold in the U.S. and Canadian market.  The PCI segment believes it is well-positioned in the U.S. and Canadian market for most of its major products, including both acetyl products and olefin derivatives, due to its competitive delivered cost position and supply reliability versus competitors.

•	Products

The PCI segment offers over 135 products that include intermediates based on oxo and acetyl chemistries and performance chemicals.  The PCI segment's 2009 sales revenue was approximately 50 percent from olefin-based and 35 percent from acetyl-based chemistries, and 15 percent from other.  Approximately 65 percent of the PCI segment's sales revenue is generated in the U.S. and Canada, a region in which the Company has a leading market share position for most of its key oxo and acetyl products.  Sales in all regions are generated through a mix of the Company's direct sales force and a network of distributors.  The Company's PCI segment is the largest marketer of acetic anhydride in the United States, an intermediate that is a critical component of analgesics, laundry care products, and nutritional supplements, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of agricultural and other specialty products.  Eastman believes that it manufactures one of the world's broadest ranges of products derived from oxo aldehydes.  The PCI segment's other intermediate products include plasticizers and glycols.  Many of the intermediates products in the PCI segment are priced based on supply and demand of substitute and competing products.  In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base.

The PCI segment also manufactures performance chemicals, complex organic molecules such as diketene derivatives, specialty ketones, and specialty anhydrides for pharmaceutical, fiber, and food and beverage ingredients, which are typically used in specialty market applications.  These specialty products are typically priced based on value added rather than supply and demand factors.

•	Strategy and Innovation

To build on and maintain its status as a low cost producer, the PCI segment continuously focuses on cost control, operational efficiency, and capacity utilization to maximize earnings.  The shutdown of the first of the three cracking units in Longview, Texas, as part of the staged phase-out of our oldest crackers, with the continued shutdown dependent on feedstock and olefins market conditions, has been part of the initiative to increase operational efficiency.  Through the PCI segment, the Company maximizes the advantage of its highly integrated and world-scale manufacturing facilities.  For example, the Kingsport, Tennessee manufacturing facility allows the PCI segment to produce acetic anhydride and other acetyl derivatives from coal rather than natural gas or other petroleum feedstocks.  At the Longview, Texas manufacturing facility, Eastman's PCI segment uses its proprietary oxo-technology in the world's largest single-site, oxo aldehyde manufacturing facility to produce a wide range of alcohols, esters, and other derivative products utilizing local propane and ethane supplies, as well as purchased propylene.  These integrated facilities, combined with large scale production processes and a continuous focus on additional process improvements, allow the PCI segment to remain cost competitive with, and for some products cost-advantaged over, its competitors.

The PCI segment selectively focuses on continuing to develop and access markets with high-growth potential for the Company's chemicals.  One such market is for flexible plastic products used in sensitive applications such as toys, child care articles, medical packaging and devices, and food contact.  Eastman 168TM plasticizer provides an effective alternative to ortho-phthalate plasticizers traditionally used in these applications.  Eastman 168TM plasticizer allows manufacturers to meet the challenging requirements of changing government regulations and consumer preferences without sacrificing production efficiency or product performance.

The Company engages in customer-focused research and development initiatives in order to develop new PCI products and find additional applications for existing products.  The Company also evaluates licensing opportunities for acetic acid and oxo derivatives on a selective basis, and has licensed technology to produce acetyl products to Saudi International Petrochemical Company ("SIPCHEM") in Saudi Arabia and to Chang Chun Petrochemical Company ("Chang Chun") in Taiwan in 2005 and 2007, respectively.  SIPCHEM started operations in 2009 at its plant based on this technology and Chang Chun is in the process of building its plant.  In first half of 2010, the Company expects to achieve the final milestones associated with the SIPCHEM agreement and to recognize the remaining revenue related to the license.  The Company will also purchase acetic anhydride from the SIPCHEM facility.

•	Customers and Markets

The PCI segment's products are used in a variety of markets and end uses, including agrochemical, transportation, beverages, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, photographic and imaging, household products, polymers, textiles, and industrials.  Because of its cost position, reliability, and service, the Company has been able to establish and maintain long-term arrangements and relationships with customers.  Product-specific olefin derivative market conditions vary based upon prevailing supply and demand conditions.  An important trend for the PCI segment's business is a tendency toward regionalization of key markets due to increased transportation costs and local supply in developing geographies from new capacities.  The PCI segment benefits from this trend primarily in the U.S. and Canada, but may lose export volume to other markets as this trend continues.  The anhydride purchased from the new SIPCHEM facility will give increased access to the Asian market for PCI products.  Additionally, the PCI segment is engaged in continuous efforts to optimize product and customer mix.  Approximately 80 percent of the PCI segment's sales revenue in 2009 was from 112 out of approximately 900 customers worldwide.

•	Competition

Historically, there have been significant barriers to entry for potential competitors in the PCI segment's major product lines, including acetic acid and acetic anhydride, primarily due to the fact that the relevant technology has been held by a small number of companies.  As this technology has become more readily available, competition from multinational chemical manufacturers has intensified.  Eastman competes with these and other producers primarily based on price, as products are generally interchangeable, but also on technology, marketing, and services.  Eastman's major competitors in this segment include large multinational companies such as BASF, Celanese, Dow, and Exxon Mobil Corporation.  While some competitors in PCI's product markets may have greater financial resources than Eastman, the Company believes it maintains a strong competitive position due to the combination of its scale of operations, breadth of product line, level of integration, and technology leadership.

PERFORMANCE POLYMERS SEGMENT

•	Overview

In 2009, the Performance Polymers segment had sales revenue of $719 million, representing 14 percent of the Company's total sales.  The segment is comprised primarily of the Company's PET product lines, and also includes various polymer intermediates.

In 2008, the Company completed strategic actions intended to improve the operating results of the Performance Polymers segment.  The Company shut down 300,000 metric tons of higher cost assets in 2008 after having shut down 100,000 metric tons of higher cost PET assets during 2007, some of which were converted to Specialty Plastics production.  In fourth quarter 2008, the Company also completed a debottleneck of its IntegRexTM technology facility in South Carolina, bringing its IntegRexTM capacity to 525,000 metric tons.  Operational difficulties following this debottleneck persisted throughout 2009.  These operational difficulties resulted in additional costs as well as negative impact on sales revenue through an unfavorable shift in customer and market mix contributing to an operating loss for the year.  The Company completed a shutdown of the facility in fourth quarter 2009 to correct these problems.  In first quarter 2010, the IntegRexTM-based facility located in Columbia, South Carolina is demonstrating the capability to produce improved quality ParaStar TM PET products at the facility's nameplate capacity of 525,000 metric tons.  The Company expects smaller Performance Polymers segment losses in 2010 based on this improved operational performance and the resulting capability for a more profitable mix of product sales.

The Company's PET product pricing and profitability have historically been most affected by raw material costs and industry capacity utilization.  PET global supply has exceeded demand since 1997 as a result of capacity being introduced into the market at a rate exceeding that of demand growth.  While the global demand for PET continues to increase steadily, the Company sells PET primarily in the North American Free Trade Agreement ("NAFTA") region, which is projected to have lower Gross Domestic Product ("GDP") and PET demand growth than the overall global PET market.  Excess Asian PET capacity and related exports are expected to continue to have an adverse impact on PET pricing and profitability worldwide, particularly in the NAFTA region.  In addition, a significant capacity expansion by a competitor in late 2009 is expected to contribute to a continued challenging business environment and negatively impact PET profitability in the NAFTA region.

•	Products

PET is used in beverage and food packaging and other applications such as personal care and cosmetics packaging, health care and pharmaceutical uses, household products, carpet fibers, and industrial packaging applications.  PET offers fast and easy processing, superb clarity and color consistency, durability and strength, impact and chemical resistance, and high heat stability.  Packages made from PET are characterized by their light weight, gloss, high strength, durability, clarity, low cost, safety, and recyclability.

•	Strategy and Innovation

➢	Operational Efficiency
The Performance Polymers segment focuses on improving its performance by directing its research and development efforts to lowering its manufacturing costs through technology innovations and process improvement.  These efforts resulted in the development of IntegRexTM technology, a lower cost PTA and PET manufacturing process that provides manufacturing and capital cost savings compared to conventional technologies.

➢	Licensing
As a strategic initiative to create and capture additional value from the IntegRex™ technology, the Company is actively pursuing a licensing program.  IntegRex™ technology provides significant capital and operating cost benefits relative to conventional PTA and PET technologies.  The Company is offering licensees use of its Eastman-owned patents and expertise in the design, construction, and operation of a full range of production facilities, including IntegRex™ PTA, IntegRex™ PET, or integrated configurations of the two processes.  Also, as the Company improves the IntegRex™ technology for its own use, it expects it may offer these enhancements to its licensees.

•	Customers and Markets

Approximately 20 customers within the Performance Polymers segment accounted for more than 80 percent of the segment's total sales revenue from continuing operations in 2009.  The segment serves PET customers in the NAFTA region who are primarily PET container producers for large volume beverage markets such as carbonated soft drinks, water, and juice, with strong participation in custom areas such as food, liquor, sport and fruit beverages, health and beauty aids, and household products.  PET is a preferred material for recyclable, single-serve containers and as a substitute for glass and aluminum packaging.  PET market volume growth rates in the NAFTA region are projected to be below GDP in the region for the next several years due to reduced consumption of carbonated soft drinks and continued light weighting of bottles, while new capacity has been added by a competitor in the U.S.  Although near-term growth in demand is uncertain, the Company projects the demand in the NAFTA region for PET to grow by approximately two to three percent annually on a long-term basis.

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

As a result of recent strategic actions, the Performance Polymers segment competes primarily in the NAFTA region.  Major competitors in the NAFTA region for the Performance Polymers segment include DAK Americas LLC, Indorama Group, Invista, Mossi & Ghisolfi Group, Nan Ya Plastics Corporation, and Wellman Inc., as well as Asian PET exporters.   Comprised of many competitors, imports hold approximately 15 percent market share in the NAFTA region and are expected to continue to have an adverse impact on PET pricing and profitability due to the large excess capacity in Asia.  In 2010, a major competitor is bringing additional capacity to the market from an expansion in late 2009, resulting in further stress on pricing and profitability.

SPECIALTY PLASTICS SEGMENT

•	Overview

In the Specialty Plastics segment, the Company produces and markets specialized copolyesters and cellulosic plastics that possess differentiated performance properties for value-added end uses.  In 2009, the Specialty Plastics segment had sales revenue of $749 million, approximately 15 percent of Eastman's total sales.

Eastman has the ability within its Specialty Plastics segment to modify its polymers and plastics to control and customize their final properties, creating numerous opportunities for new application development, including the expertise to develop new materials and new applications starting from the molecular level in the research laboratory to the final designed application.  Recent industry trends in various markets have renewed customers' interest in some of the unique attributes offered by Eastman materials.  Such trends include, but are not limited to, interest in halogen-free and bisphenol A ("BPA")-free plastics, as well as plastics that have superior chemical and mechanical properties to withstand increasing demands in specific applications.  The addition of the Eastman Tritan™ family of products significantly enhances the segment's ability to customize copolyesters and cellulosic plastics for new markets and applications.  In addition, the Specialty Plastics segment has a long history of manufacturing excellence with strong process improvement programs providing continuing cost reduction.

•	Products

The Specialty Plastics segment consists of two primary product lines, specialty copolyesters and cellulosics.  Eastman estimates that the market growth for copolyesters will continue to be higher than general domestic economic growth due to ongoing specialty copolyester material innovations and displacement opportunities.  Eastman believes that cellulosic materials will grow at the rate of the domestic economy in general, with the strong demand for cellulose esters in liquid crystal displays more than offsetting the decline in legacy photographic markets.  For both specialty copolyesters and cellulosic plastics, the Specialty Plastics segment benefits from integration into the Company's polyester and acetyls streams.  The Specialty Plastics segment's specialty copolyesters are currently produced in Kingsport, Tennessee; Columbia, South Carolina; and Kuantan, Malaysia.  The cellulosic products are produced in Kingsport, Tennessee.

➢	Specialty Copolyesters
Eastman's specialty copolyesters accounted for approximately 80 percent of the Specialty Plastics segment's 2009 sales revenue.  Eastman's specialty copolyesters, which generally are based on Eastman's production of cyclohexane dimethanol ("CHDM") modified polymers, typically fill a market position between polycarbonates and acrylics.  Polycarbonates traditionally have offered some superior performance characteristics, while acrylics have been less expensive.  Specialty copolyesters combine superior performance with competitive pricing and are being substituted for both polycarbonates and acrylics in some applications.

The Specialty Plastics segment continues to develop new applications for its core copolyesters to meet growing demand for more environmentally-friendly copolyester products.  During 2009, Eastman commercialized a new copolyester for the personal care packaging segment, which now represents the clearest copolyester with the highest chemical resistance used in this application.  The segment also experienced significant growth in copolyesters for clear handleware applications, where Eastman's materials offer a unique merchandising solution.  Through broadening its Embrace™ family of products, Eastman has continued to see growth in shrink packaging in Embace LV™ as well as Embrace HY™.  The family of offerings in the shrink segment has made Eastman the leading provider of resins for full body shrink labels.  Eastman's newest copolyester, Tritan™, enables the Company to move to higher value applications by adding high temperature resistance to the other properties of copolyesters, including toughness, chemical resistance, and excellent processability.

➢	Cellulosic Plastics
Cellulosics and cellulosic plastics accounted for approximately 20 percent of the Specialty Plastics segment's 2009 sales revenue.  Sold under the TeniteTM brand, these products are known for their excellent balance of properties, including toughness, hardness, strength, surface gloss, clarity, chemical resistance, and warmth to the touch.  This product line includes TeniteTM acetate, TeniteTM butyrate, and TeniteTM propionate flake and polymers, as well as a family of colored products for each line.

In 2006, Eastman first commercialized a new family of cellulosic polymers, VisualizeTM cellulosics, for the liquid crystal display ("LCD") market.  Through the development of new formulations and applications, Eastman's LCD product line has continued to benefit from demand growth in the LCD market.

•	Strategy and Innovation

The Specialty Plastics segment is focused on providing consistent profit margins and generating cash which the Company can reinvest in the Specialty Plastics segment's business for continued growth.  The Company continues to leverage the advantages of being an integrated polyester manufacturer and expects to continue to pursue opportunities within the integrated polyester stream.  The Company is utilizing rationalized PET assets to reduce Specialty Plastics copolyester conversion costs and expand production with larger scale assets.

Through Eastman's advantaged asset position and innovation efforts around applications development, the segment has increased specialty copolyesters sales volume to twice U.S. GDP growth over the past 5 years.  During 2009, Eastman significantly increased its share in the shrink film market by developing new applications for its family of products that now include Embrace™, Embrace LV™ and Embrace HY™.  The trend of influencing the purchasing decision with product design has also benefited Eastman's clear handleware solutions for large containers.  Additionally, increased health concerns related to BPA have created new opportunities for various applications for legacy copolyesters.  Also during 2009, Eastman developed a proprietary copolyester resin for the coating of hard surfaces.  This surface offers a low VOC, paintable and highly durable alternative to current coating technologies.

The LCD market is a developing growth market for the Specialty Plastics segment.  The Company continues to invest in the development of copolyester and cellulosic-based product solutions for this high-growth market, with the objective of being a strategic raw material supplier in the LCD market.  The downturn which began during the fourth quarter 2008 in the LCD industry created renewed interest in solutions that provide an optimum balance between cost and performance, and Eastman's developmental product pipeline in LCDs we believe is now well positioned for anticipated growth in this market.

The addition of Tritan™ copolyester to Eastman's Specialty Plastics product offering has created new opportunities for applications previously occupied by materials such as polycarbonate or polysulfone.  During 2009, Eastman has gained substantial market share in certain food contact applications such as water bottles and other consumer houseware applications through OEMs and brand owners requirement for Tritan™ copolyester properties.  The construction of a new monomer facility as well as a new polymer facility was completed in 2009.  Both facilities will be operational in early 2010.  The monomer facility will produce a proprietary monomer required in the production of Tritan™ copolyester while the polymer facility will be capable of producing 30,000 metric tons of Tritan™ polymer.  Given the successful market introduction of Tritan™ copolyester and rapid demand growth, the monomer facility was designed to be capable of supplying a second Tritan™ copolyester manufacturing facility of 30,000 metric tons per year.  The timing for the construction of the second Tritan™ polyester facility is dependent on the market adoption rate for these products.

•	Customers and Markets

The customer base in the Specialty Plastics segment is broad and diverse, consisting of approximately 620 companies worldwide in a variety of industries.  Approximately 80 percent of the Specialty Plastics segment's 2009 sales revenue was attributable to approximately 65 customers.  The Specialty Plastics segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles.  By doing so, it is better able to understand its customers' needs as those customers develop new products and more effectively bring new solutions to market.

Specialty copolyesters are sold into a wide range of markets and applications including specialty packaging (medical and electronic component trays, shrink label films, general purpose packaging, and multilayer films); in-store fixtures and displays (point of purchase displays including indoor sign and store fixtures); consumer and durable goods (appliances, housewares, toys, and sporting goods); medical goods (disposable medical devices, health care equipment and instruments, and pharmaceutical packaging); personal care and consumer packaging (food and beverage packaging and consumer packaging); photographic film, optical film, fibers/nonwovens, tapes/labels, and LCD.  The new Tritan™ family of products is being sold into a range of markets including, but not limited to, consumer housewares, infant care, small appliances and other consumer durables segments.  Additional applications and markets are currently under development.

•	Competition

The segment principally competes by leveraging price and product performance in specific applications.  The customers' product selection is typically determined on an application-by-application basis and often by OEMs rather than by resin converters.  New market opportunities are coming from substitution of plastic for other materials, and displacement of other plastic resins in existing applications.  While historically the Specialty Plastics segment's ability to compete was very closely tied to supply-demand balances of competing plastics, the addition of Tritan™, a material based on Eastman proprietary technology, opens new market opportunities in which Eastman expects to leverage the unique combination of properties of the new family of products.  In certain cases, the Company believes that Tritan™ offers a unique solution by bringing properties similar to polycarbonate without containing any BPA.  In food applications, the fact that copolyesters are both BPA and halogen-free makes them an attractive alternative to materials such as polycarbonate and other plastics, respectively.  In addition, the combination of excellent clarity and superior processability allows for the production of unique and attractive packaging that allows brand owners to differentiate themselves on the retail shelf.  Examples of such applications include, but are not limited to, shrink film made from Eastman's Embrace™ copolyester family of products, as well as clear handleware containers produced from Eastman copolyesters.

The Specialty Plastics segment believes that it maintains competitive advantages throughout the product life cycle.  At product introduction, the segment's breadth of offerings combined with its research and development capabilities and customer service orientation enable it to quickly bring a wide variety of products to market.  As products enter the growth phase of the life cycle, the Specialty Plastics segment is able to continue to leverage its product breadth by generating sales revenue from multiple sources, as well as retaining customers from long-term relationships.  As products become more price sensitive, the Specialty Plastics segment can take advantage of Eastman's scale of operations, including conversion of rationalized PET assets and vertical integration to maintain a superior product conversion cost position.

In recent years, the industry has been confronted by unprecedented raw material cost volatility.  While raw material cost volatility is expected to continue into the future, Eastman maintains a competitive advantage from diversification of its raw materials base by using both coal for cellulosics, as well as petrochemical-based feedstocks for copolyesters.

Eastman's primary competitors for copolyester products include Bayer AG, Dow, Evonvik Industries, Saudi Basic Industries Corporation ("SABIC"), and SK Chemical Industries.  Competition for cellulosic plastics is primarily from other producers of cellulose ester polymers such as Acetati SpA and Daicel.

REGIONAL BUSINESS OVERVIEW

Eastman operates as a global business with approximately 45 percent of its sales and 50 percent of its operating earnings, excluding asset impairments and restructuring charges, generated from outside of the U.S. and Canadian region in 2009.  As the Company focuses on growth in emerging markets, these percentages are expected to increase.  While manufacturing is centered in the U.S., the Company has the ability to transport products globally to meet demand.  In 2009, all regions were affected by the global recession, but the degree of the impact on the various regions was dependent on the mix of the Company's segments in the region.  Regions are classified as United States and Canada; Asia Pacific; Europe, Middle East, and Africa; and Latin America.  In 2009, the mix of regional revenue from the segments was as follows:

	United States and Canada	Asia Pacific	Europe, Middle East, and Africa	Latin America
CASPI	25%	20%	35%	25%
Fibers	10%	45%	30%	15%
PCI	30%	20%	15%	20%
Performance Polymers	20%	-- %	-- %	35%
Specialty Plastics	15%	15%	20%	5%

Total	100%	100%	100%	100%

The United States and Canada region contains the highest concentration of the Company's long-lived assets with approximately 90 percent located in the United States.  We believe that the location of these manufacturing facilities provides the Company with an advantaged delivered cost position for our domestic customers, particularly for commodity and bulk products.  The PCI segment accounts for approximately one-third of the region's revenue, as the segment is well-positioned in this region's market for most of its major products, including acetic acid and acetic anhydride.  As the PCI and Performance Polymers segments account for one-half of the region's revenue, the region is subject to increased variability in revenues due to the effect of raw material and energy prices on these segments' selling prices.

A large percentage of revenue in the Asia Pacific region is from acetate tow products in the Fibers segment while minimal PET products in the Performance Polymers segment are sold in the region.  Both factors contribute to less volatile price effect on revenue.  The region consists of many emerging growth markets served by Eastman products, including specialty products in the CASPI segment and acetate tow for filters, particularly in China.  The Company is responding to the growth by strengthening its position through joint ventures and acquisitions such as the alliance with SK.

The Europe, Middle East, and Africa region benefits from fewer sales from commodity product lines than any other region and therefore is less affected by economic downturns and price is less dependent on raw material costs compared to other regions.  The favorable product mix is a result of a higher percentage of the region's revenue being derived from the Fibers and Specialty Plastics segments and less from the PCI and Performance Polymers segments.

The Latin America region has the largest impact from the Performance Polymers segment of all the regions.  Combined with sales revenue from the PCI segment of approximately 20 percent, the region is subject to increased volatility in sales volume and selling prices.

CORPORATE INITIATIVES

In addition to its business segments, the Company manages certain costs and initiatives at the corporate level, including certain research and development ("R&D") costs not allocated to any one operating segment.  The Company uses a disciplined decision making framework for evaluating targeted opportunities.

One such corporate initiative was the Company's Beaumont, Texas industrial gasification project.  In fourth quarter 2009, the Company announced the discontinuation of this project.  However, the Company continues to explore global industrial gasification opportunities as a long-term growth option.  The Company also continues to explore and invest in R&D initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, environmentally-friendly chemistry, and process improvements.

In 2009, operating losses for corporate initiatives were $217 million, including $179 million in asset impairments related to the discontinuance of its Beaumont, Texas industrial gasification project, compared with $52 million in 2008.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sales, Marketing, and Distribution

The Company markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and in over 35 other countries selling into approximately 100 countries around the world.  Eastman has a marketing and sales strategy targeting industries and applications where Eastman products and services provide differentiated value.  Market, customer, and technical expertise are critical capabilities.  Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its five operating segments, Eastman is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals and plastics worldwide.

The Company's products are also marketed through indirect channels, which include distributors and contract representatives.  Non-U.S. sales tend to be made more frequently through distributors and contract representatives than U.S. sales.  The combination of direct and indirect sales channels, including sales online through its website, allows Eastman to reliably serve customers throughout the world.

The Company's products are shipped to customers directly from Eastman's manufacturing plants, as well as from distribution centers worldwide.

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

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements.  However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure.  Eastman's operations or products have been in the past and may be in the future, at times, adversely affected by these factors.  The Company's raw material and energy costs as a percent of total cost of operations were approximately 60 percent in 2009 compared to 70 percent in 2008 and 2007.

Capital Expenditures

Capital expenditures were $310 million, $634 million, and $518 million for 2009, 2008, and 2007, respectively.  The decreased capital spending in 2009 was primarily due to the Company's response to the current global recession and consisted of required maintenance and certain strategic growth initiatives including the creation of increased capacity for Eastman TritanTM copolyester, the front-end engineering and design for the industrial gasification project, reconfiguration of the Longview, Texas facility, and expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands.

Employees

Eastman employs approximately 10,000 men and women worldwide.  Approximately 4 percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced.  The top 100 customers accounted for approximately 70 percent of the Company's 2009 sales revenue.

Intellectual Property and Trademarks

While the Company's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret.  As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns over 750 active United States patents and more than 1,200 active foreign patents, expiring at various times over several years, and also owns over 2,500 active worldwide trademark applications and registrations.  The Company's intellectual property relates to a wide variety of products and processes.  Eastman continues to actively protect its intellectual property.  As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to core businesses will be minimal. These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.  To date, efforts have been focused on acetyls technology in the PCI segment.  The Company also is actively pursuing licensing opportunities for oxo derivatives in the PCI segment and its IntegRexTM technology in the Performance Polymers segment.

Research and Development

For 2009, 2008, and 2007, Eastman's research and development expenses totaled $137 million, $158 million, and $156 million, respectively.

Environmental

Eastman is subject to significant and complex laws, regulations, and legal requirements relating to the use, storage, handling, generation, transportation, emission, discharge, disposal, and remediation of, and exposure to, hazardous and non-hazardous substances and wastes in all of the countries in which it does business.  These health, safety, and environmental considerations are a priority in the Company's planning for all existing and new products and processes.  The Health, Safety, Environmental and Security Committee of Eastman's Board of Directors oversees the Company's policies and practices concerning health, safety, and the environment and its processes for complying with related laws and regulations, and monitors related matters.

The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public.  The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with the technology available.  In some cases, applicable environmental regulations such as those adopted under the U.S. Clean Air Act and Resource Conservation and Recovery Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company.  Likewise, when finalized, proposed legislation related to climate change and implementing regulations could impact the timing and amount of environmental costs incurred by the Company.

The Company accrues environmental costs when it is probable that the Company has incurred a liability and the amount can be reasonably estimated.  In some instances, the amount cannot be reasonably estimated due to insufficient information, particularly as to the nature and timing of future expenditures.  In these cases, the liability is monitored until such time that sufficient data exists.  With respect to a contaminated site, the amount accrued reflects the Company's assumptions about remedial requirements at the site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations, and testing requirements could result in higher or lower costs.

The Company's cash expenditures related to environmental protection and improvement were estimated to be approximately $173 million, $218 million, and $209 million, in 2009, 2008, and 2007, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies", 12, "Environmental Matters", and 25, "Reserve Rollforwards" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Backlog

On January 1, 2010 and 2009, Eastman's backlog of firm sales orders represented less than 10 percent of the Company's total consolidated revenue for the previous year.  These orders are primarily short-term and all orders are expected to be filled in the following year.  The Company manages its inventory levels to control the backlog of products depending on customers' needs.  In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Financial Information About Geographic Areas

For sales revenue and long-lived assets by geographic areas, see Note 22, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  For information about regional sales and earnings, see "Regional Business Overview" above in this "Business" section of this Annual Report.

Available Information – SEC Filings and Corporate Governance Materials

The Company makes available free of charge, through the "Investors – SEC Information" section of its Internet website (www.eastman.com), its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the Securities and Exchange Commission (the "SEC").  Once filed with the SEC, such documents may be read and/or copied at the SEC's Public Reference Room at 100 F Street N.E., Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including Eastman Chemical Company, that electronically file with the SEC at www.sec.gov.

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

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see Part II – Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors" of this Annual Report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

J. Brian Ferguson, age 55, is Executive Chairman of the Board.  Mr. Ferguson joined the Company in 1977.  He was named Vice President, Industry and Federal Affairs in 1994, became Managing Director, Greater China in 1996, was named President, Eastman Chemical Asia Pacific in 1998, became President, Polymers Group in 1999, became President, Chemicals Group in 2001, and was elected Chairman of the Board and Chief Executive Officer in 2002.  Mr. Ferguson was appointed to his current position in May 2009 when James P. Rogers succeeded him as Chief Executive Officer.

James P. Rogers, age 58, is Chief Executive Officer, President of Eastman Chemical Company, and is a member of the Board of Directors.  He served as President and head of the Chemicals & Fibers Business Group at the time of his current appointment.  Mr. Rogers was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003.  Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002 was also appointed Chief Operations Officer of Eastman Division.  Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation ("GAF").  He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.  Mr. Rogers was appointed to his current position in May 2009.

Mark J. Costa, age 43, is Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer.  Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy & Marketing and was appointed Executive Vice President, Polymers Business Group Head and Chief Marketing Officer in August 2008.  Prior to joining Eastman, Mr. Costa was a senior partner within Monitor Group's integrated North American and global client service networks.  He joined Monitor in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries, including specialty and commodity chemicals, electricity, natural gas and truck/auto manufacturing.  Mr. Costa was appointed to his current position in May 2009.

Richard L. Johnson, age 60, is Senior Vice President, Fibers and Global Supply Chain. Prior to being named to this position, Mr. Johnson was Vice President and General Manager of Fibers.  Mr. Johnson joined Eastman in 1971 and held numerous positions in environmental programs, operations and manufacturing until he became Superintendent of the Cellulose Esters Division in 1991.  He was named Superintendent of the Acetate Tow Division in 1993, became Vice President and General Manager of Fibers in 1996, and Group Vice President of Fibers in 2002.  Mr. Johnson was named Group Vice President of Performance Chemicals, Intermediates, and Fibers in 2006.   Mr. Johnson was appointed to his current position in May 2009.

Ronald C. Lindsay, age 51, is Executive Vice President, Performance Polymers and Chemical Intermediates.  He joined Eastman in 1980 and held a number of positions in various manufacturing and business organizations.  In 2003, Mr. Lindsay was appointed Vice President and General Manager of Intermediates, in 2005 became Vice President, Performance Chemicals, in 2006 was appointed Senior Vice President and Chief Technology Officer, and in 2008 was appointed Senior Vice President, Corporate Strategy and Regional Leadership.  He was appointed to his current position in May 2009.

Curtis E. Espeland, age 45, is Senior Vice President and Chief Financial Officer.  Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Vice President, Finance, Polymers; Vice President, Finance, Eastman Division; Vice President and Controller; Director of Corporate Planning and Forecasting; Director of Finance, Asia Pacific; and Director of Internal Auditing. He served as the Company's Chief Accounting Officer from December 2002 to 2008.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP in the United States, Eastern Europe, and Australia.  Mr. Espeland was appointed to his current position in September 2008.

Theresa K. Lee, age 57, is Senior Vice President, Chief Legal Officer and Corporate Secretary.  Ms. Lee joined Eastman as a staff attorney in 1987, and has served in various legal management positions of increasing responsibility, including Assistant General Counsel for the health, safety, and environmental legal staff, Assistant General Counsel for the corporate legal staff, and Vice President, Associate General Counsel and Secretary.  She became Vice President, General Counsel, and Corporate Secretary of Eastman in 2000 and was appointed to her current position in 2002.

Greg W. Nelson, age 47, is Senior Vice President and Chief Technology Officer.  Dr. Nelson joined Eastman in 1988 in the Research and Development organization, and served in various positions in technology, including Technology Manager for the Flexible Plastics business, Vice President, Polymers Technology, and Vice President Corporate Technology from 2007 until appointed to his current position in August 2008.

Norris P. Sneed, age 54, is Senior Vice President, Manufacturing Support and Chief Administrative Officer.  Mr. Sneed joined the Company as a chemical engineer at Eastman's South Carolina Operations in 1979.  He has served in various management positions of increasing responsibility, including superintendent for different manufacturing and new business development departments at Eastman's Arkansas operations, assistant to the Chief Executive Officer,  managing director for Eastman's Argentina operations, Vice President of Organization Effectiveness, and Senior Vice President, Human Resources, Communications and Public Affairs.   Mr. Sneed was appointed to his current position in May 2009.

Scott V. King, age 41, is Vice President, Controller and Chief Accounting Officer.  Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, he has held various positions of increasing responsibility in the financial organization, and was appointed Vice President and Controller in August 2007.  Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.  Mr. King was appointed to his current position in September 2008.

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2009, Eastman operated eleven manufacturing sites in seven countries.  Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants are substantially idle.  The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.  These plants are generally well maintained, in good operating condition, and suitable and adequate for their use.  Unless otherwise indicated, all of the properties are owned.  The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	CASPI	Fibers	PCI	Performance Polymers	Specialty Plastics

USA
Jefferson, Pennsylvania	x
Columbia, South Carolina				x	x
Kingsport, Tennessee	x	x	x	x	x
Longview, Texas	x		x	x	x
Franklin, Virginia(1)	x
Europe
Workington, England		x
Middelburg, the Netherlands	x
Asia Pacific
Kuantan, Malaysia (1)					x
Jurong Island, Singapore (1)	x		x
Zibo City, China(2)	x		x
Latin America
Uruapan, Mexico	x

(1)	Indicates a location that Eastman leases from a third party.
(2)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

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

Eastman has distribution facilities at all of its plant sites.  In addition, the Company owns or leases approximately 75 stand-alone distribution facilities in the United States and 15 other countries.  Corporate headquarters are in Kingsport, Tennessee.  The Company's regional headquarters are in Miami, Florida; Capelle aan den Ijssel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee.  Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; Shanghai, China and Singapore.  Customer service centers are located in Kingsport, Tennessee; Capelle aan den Ijssel, the Netherlands; Miami, Florida; and Singapore.

A summary of properties, classified by type, is included in Note 4, "Properties and Accumulated Depreciation", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Jefferson (Pennsylvania) Environmental Proceeding

In December 2005, Eastman Chemical Resins, Inc., a wholly-owned subsidiary of the Company (the "ECR Subsidiary"), received a Notice of Violation ("NOV") from the United States Environmental Protection Agency's Region III Office ("EPA") alleging that the ECR Subsidiary's West Elizabeth, Jefferson Borough, Allegheny County, Pennsylvania manufacturing operation violated certain federally enforceable local air quality regulations and certain provisions in a number of air quality-related permits.  In October 2006, the EPA referred the matter to the United States Department of Justice's Environmental Enforcement Section ("DOJ").  Company representatives have met with the EPA and DOJ on a number of occasions since the NOV's issuance and have determined that it is not reasonably likely that any civil penalty assessed by the EPA and DOJ will be less than $100,000.  While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's stockholders during fourth quarter of 2009.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EMN".  The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2009 and 2008.

		High	Low	Cash Dividends Declared
2009	First Quarter	$34.15	$17.76	$0.44
	Second Quarter	45.85	26.14	0.44
	Third Quarter	55.88	34.57	0.44
	Fourth Quarter	61.95	49.85	0.44
2008	First Quarter	$67.77	$56.31	$0.44
	Second Quarter	78.29	62.16	0.44
	Third Quarter	69.45	52.91	0.44
	Fourth Quarter	55.22	25.87	0.44

As of December 31, 2009, there were 72,468,042 shares of the Company's common stock issued and outstanding, which shares were held by 23,712 stockholders of record.  These shares include 82,674 shares held by the Company's charitable foundation.  The Company has declared a cash dividend of $0.44 per share during the first quarter of 2010, payable on April 1, 2010 to stockholders of record on March 15, 2010.  Quarterly dividends on common stock, if declared by the Company's Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter.  The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant.  Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

See Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this 2009 Annual Report on Form 10-K ("Annual Report") for the information required by Item 201(d) of Regulation S-K.

(b)  Not applicable.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in Millions) that May Yet Be Purchased Under the Plans or Programs (3)
October 1- 31, 2009	--	$--	0	$117
November 1-30, 2009	54,400	$59.35	54,400	$113
December 1-31, 2009	300,000	$59.01	300,000	$96
Total	354,400	$59.06	354,400	$96

(1)	Shares repurchased under a previously announced Company repurchase plan.
(2)	Average price paid per share reflects the weighted average purchase price paid for share repurchases.
(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2009, a total of 9.7 million shares have been repurchased under this authorization for a total amount of $604 million. For additional information, see Note 14, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

ITEM 6.                      SELECTED FINANCIAL DATA

Summary of Operating Data	Year Ended December 31,

(Dollars in millions, except per share amounts)	2009	2008	2007	2006	2005

Sales	$5,047	$6,726	$6,830	$6,779	$6,460
Operating earnings	317	519	504	654	740

Earnings from continuing operations	136	328	321	427	541
Earnings (loss) from discontinued operations	--	--	(10)	(18)	16
Gain (loss) from disposal of discontinued operations	--	18	(11)	--	--
Net earnings	$136	$346	$300	$409	$557

Basic earnings per share
Earnings from continuing operations	$1.88	$4.36	$3.89	$5.20	$6.70
Earnings (loss) from discontinued operations	--	0.23	(0.26)	(0.22)	0.20
Net earnings	$1.88	$4.59	$3.63	$4.98	$6.90

Diluted earnings per share
Earnings from continuing operations	$1.85	$4.31	$3.84	$5.12	$6.61
Earnings (loss) from discontinued operations	--	0.24	(0.26)	(0.21)	0.20
Net earnings	$1.85	$4.55	$3.58	$4.91	$6.81

Statement of Financial Position Data

Current assets	$1,735	$1,423	$2,293	$2,422	$1,924
Net properties	3,110	3,198	2,846	3,069	3,162
Total assets	5,515	5,281	6,009	6,132	5,737
Current liabilities	800	832	1,122	1,059	1,051
Long-term borrowings	1,604	1,442	1,535	1,589	1,621
Total liabilities	4,002	3,728	3,927	4,103	4,125
Total stockholders' equity	1,513	1,553	2,082	2,029	1,612
Dividends declared per share	1.76	1.76	1.76	1.76	1.76

In fourth quarter 2009, the Company announced its decision to discontinue the Beaumont, Texas industrial gasification project.  This decision was based on a number of factors, including high capital costs, the current and projected reduced spread between natural gas and oil and petroleum coke prices, and continued uncertainty regarding U.S. energy and environmental public policy.  For more information regarding the impact of this impairment on financial results, refer to the segment discussions of Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Asset Impairments and Restructuring Charges, Net " of this Annual Report.

In first quarter 2008, the Company completed the sale of its polyethylene terephthalate ("PET") polymers and purified terephthalic acid ("PTA") manufacturing facilities in Rotterdam, the Netherlands and the PET manufacturing facility in Workington, United Kingdom and related businesses.  Results from, charges related to, and gains and losses from disposal of the San Roque, Spain, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 16, "Divestitures" and Note 17, "Discontinued Operations" of this Annual Report.

In second quarter 2007, the Company completed the sale of its San Roque, Spain PET manufacturing facility.  During fourth quarter 2007, the Company sold its PET polymers production facilities in Cosoleacaque, Mexico and Zarate, Argentina and the related businesses and entered into definitive agreements to sell its PET polymers production facilities in Rotterdam, the Netherlands and Workington, United Kingdom and the related businesses.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Discontinued Operations and Assets Held for Sale" and Note 17, "Divestitures" of the 2008 Annual Report on Form 10-K.

In fourth quarter 2006, the Company completed the sale of its Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines in the Performance Chemicals and Intermediates ("PCI") segment and the sale of its polyethylene and EpoleneTM polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.  The polyethylene assets and product lines were in the Performance Polymers segment, while the EpoleneTM assets and product lines were in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management's Discussion and Analysis of Financial Reporting and Results of Operations" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 17, "Divestitures" of the 2008 Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (this "Annual Report").  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company's management believes the critical accounting estimates described below are the most important to the fair presentation of the Company's financial condition and results.  These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results is low.  However, if one of the Company's key customers was to file for bankruptcy, or otherwise be unable to make its required payments, or there was a significant continued slow-down in the economy, the Company could increase its allowances.  This could result in a material charge to earnings.  The Company's allowances were $10 million and $8 million at December 31, 2009 and 2008, respectively.

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered.  An impairment is recorded for the excess of the carrying amount of the asset over the fair value.

The Company conducts its annual testing of goodwill and indefinite-lived intangible assets in third quarter of each year, unless events warrant more frequent testing.  Reporting units are identified for the purpose of assessing potential impairments of goodwill.  The carrying value of indefinite-lived intangibles is considered impaired when their fair value, as established by appraisal or based on undiscounted future cash flows of certain related products, is less than their carrying value.  If the fair value of a reporting unit is less than the carrying value of goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.  Goodwill and indefinite-lived intangibles primarily consist of goodwill in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.  The Company also had recorded goodwill and other intangibles associated with the Beaumont, Texas industrial gasification project.  In fourth quarter 2009, the Company announced the discontinuance of the Beaumont, Texas industrial gasification project, which resulted in an impairment of the Beaumont industrial gasification project goodwill and other intangible assets.

As the Company's assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future.  If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings.  The Company recognized fixed (tangible) asset impairment costs of $133 million and goodwill and definite-lived intangible asset impairment costs of $46 million in results from continuing operations during 2009, related to the discontinuance of the Beaumont, Texas industrial gasification project.  The Company recognized no fixed (tangible) asset impairment costs and no definite-lived intangible asset impairment costs in results from continuing operations during 2008.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $20 million at December 31, 2009.

In accordance with GAAP, the Company also establishes reserves for closure/postclosure costs associated with the environmental and other assets it maintains.  Environmental assets, as defined by GAAP, include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the future costs anticipated to be associated with the retirement or closure of the asset based on an expected life of the environmental assets and the applicable regulatory closure requirements.  These future expenses are charged against earnings over the estimated useful life of the assets.  Currently, the Company estimates the useful life of each individual asset is up to 50 years.  If the Company changes its estimate of the asset retirement obligation costs or its estimate of the useful lives of these assets, expenses to be charged against earnings could increase or decrease.

In accordance with GAAP, the Company also monitors conditional obligations and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.

The Company's reserve, including the above remediation, was $42 million at December 31, 2009 and $41 million at December 31, 2008, representing the minimum or best estimate for remediation costs and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs.

Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Additionally, Eastman provides life insurance and health care and dental benefits for eligible retirees and health care benefits for retirees' eligible survivors.  The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets.  For the U.S. plans, at December 31, 2009, the Company assumed a discount rate of 5.72 percent on its defined benefit pension plans, 5.79 percent on its other post-employment benefit plan and an expected return on assets of 9 percent.  The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects its 2010 pension expense to be slightly higher than 2009.  The December 31, 2009 projected benefit obligation and 2010 expense are affected by year-end 2009 assumptions.  The sensitivities below are specific to the time periods noted.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.  The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the expected return on assets and assumed discount rate for the U.S. pension plans and other postretirement welfare plans:

Change in Assumption	Impact on 2010 Pre-tax U.S. Benefits Expense	Impact on December 31, 2009 Projected Benefit Obligation for U.S. Pension Plans	Impact on December 31, 2009 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$5 Million	+$40 Million	+$23 Million

25 basis point increase in discount rate	-$5 Million	-$38 Million	-$22 Million

25 basis point decrease in expected return on assets	+$3 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$3 Million	No Impact	N/A

The expected return on assets and assumed discount rate used to calculate the Company's pension and other post-employment benefit obligations are established each December 31.  The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, and private equity markets.  Historically, over a ten year period, excluding 2008 which is considered an anomaly due to the global recession, the Company's average achieved actual return has been equal to or greater than the expected return on assets.  The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected durations of the pension and post-employment benefit obligations.  As future benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care cost trend assumptions do not have a material impact on the results of operations.

The Company uses the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years.  If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease.  The charges applied to earnings in 2009, 2008, and 2007 due to the amortization of these unrecognized actuarial losses, largely due to actual experience versus assumptions of discount rates, were $45 million, $37 million, and $47 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate during 2010 will impact the cash contributions to be made to the pension plans during 2010.  However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders' equity, as of December 31, 2010 for the impact on the pension's projected benefit obligation of the change in interest rates, if any.  While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years.  The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors.  For further information regarding pension and other post-employment obligations, see Note 10, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  In the event that the actual outcome from future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position.  As of December 31, 2009, a valuation allowance of $88 million has been provided against the deferred tax assets.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions, which is recorded as a component of the income tax provision.

STRATEGIC ACTIONS AND RELATED PRESENTATION OF NON-GAAP FINANCIAL MEASURES

During 2009, the Company recognized $200 million in asset impairment and restructuring charges, primarily consisting of $179 million in asset impairments related to the Company's previously announced discontinuance of its Beaumont, Texas industrial gasification project and $23 million, net, for severance resulting from a reduction in force.  The Company's decision to discontinue the industrial gasification project was due to a number of factors, including high capital costs, the current and projected reduced spread between natural gas and oil and petroleum coke prices, and continued uncertainty regarding U.S. energy and environmental public policy.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2008, the Company sold certain mineral rights at an operating manufacturing site, recognizing $16 million of other operating income.

During 2007 and 2008, the Company took certain strategic actions in its Performance Polymers segment to address its underperforming polyethylene terephthalate ("PET") manufacturing facilities outside the United States.  In second quarter 2007, the Company completed the sale of its PET manufacturing facility in Spain and in first quarter 2008, the Company completed the sale of its PET polymers and purified terephthalic acid ("PTA") manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom and related businesses.  Results from, charges related to, and gains and losses from disposal of the Spain, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  In fourth quarter 2007, the Company completed the sale of its Mexico and Argentina manufacturing facilities.  As part of this divestiture, the Company entered into transition supply agreements for polymer intermediates from which sales revenue and operating results are included in the Performance Polymers segment results in 2008.

In fourth quarter 2006, the Company sold its polyethylene ("PE") and EpoleneTM polymer businesses and related assets of the Performance Polymers and CASPI segments.  As part of the PE divestiture, the Company entered into a transition supply agreement for contract ethylene sales, from which sales revenue and operating earnings are included in the Performance Chemicals and Intermediates ("PCI") segment results in 2009, 2008, and 2007.

Also in fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  Accelerated depreciation costs resulting from these decisions were $9 million and $49 million in 2008 and 2007, respectively.  For more information on accelerated depreciation costs, see "Gross Profit" in the "Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes the following non-GAAP financial measures and accompanying reconciliations to the most directly comparable GAAP financial measures.  The non-GAAP financial measures used by the Company may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.
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

•
Company and segment gross profit, operating earnings, earnings from continuing operations, and diluted earnings per share excluding accelerated depreciation costs, asset impairments and restructuring charges, and other operating income; and

•	Company earnings from continuing operations and diluted earnings per share excluding net deferred tax benefits related to the previous divestiture of businesses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman's management believes that contract ethylene sales under the transition agreement related to the divestiture of the PE product lines, the contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina, and the other operating income from the sale of mineral rights do not reflect the continuing and expected future business of the PCI and Performance Polymers segments or of the Company.  In addition, for evaluation and analysis of ongoing business results and the impact on the Company and segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, management believes that Company and segment earnings from continuing operations should be considered both with and without accelerated depreciation costs, asset impairments and restructuring charges, and deferred tax benefits related to the previous divestiture of businesses, and that Company and segment sales and results from continuing operations should be considered both with and without sales revenue and results from continuing operations from sales in Latin America of PET products manufactured at the divested Mexico and Argentina manufacturing facilities.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the identified items.  Management utilizes Company and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

2009 OVERVIEW

The Company generated sales revenue of $5.0 billion and $6.7 billion for 2009 and 2008, respectively.  Excluding the results of contract ethylene sales and contract polymer intermediates sales, sales revenue decreased by 20 percent.  The sales revenue decrease was due to lower selling prices in response to lower raw material and energy costs and lower sales volume primarily attributed to weakened demand due to the global recession.

Operating earnings were $317 million in 2009 compared to $519 million in 2008.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income, operating earnings were $517 million in 2009 compared with $558 million in 2008.   Eastman's reduced earnings reflect continued weakness in demand for the Company's products that caused lower sales volume and continued low capacity utilization which resulted in higher unit costs.  This weakness in demand, which is attributed to the global recession, moderated throughout 2009 resulting in stronger sales volume and operating earnings in second half of the year.  The decline was partially offset by lower raw material and energy costs more than offsetting lower selling prices.  Operating earnings also benefited from cost reduction actions which positively impacted results throughout the year.

During 2009, operating earnings were negatively impacted by $200 million in asset impairment and restructuring charges, net, primarily consisting of $179 million in asset impairments related to the Company's discontinuance of its Beaumont, Texas industrial gasification project and $23 million, net, for severance resulting from a reduction in force.

Primarily as a result of strategic actions related to the Performance Polymers and PCI segments, as well as a corporate severance program, operating earnings in 2008 were negatively impacted by $46 million in asset impairments and restructuring charges and $9 million of accelerated depreciation costs, and were positively impacted by $16 million in other operating income.

Earnings from continuing operations were $136 million in 2009 compared to $328 million in 2008.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and net deferred tax benefits, earnings from continuing operations were $266 million and $342 million, respectively.  Earnings from continuing operations were $1.85 per diluted share in 2009 compared to $4.31 per diluted share in 2008.  Excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and net deferred tax benefits, earnings were $3.63 per diluted share and $4.50 per diluted share, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company generated $758 million in cash from operating activities during 2009 compared to $653 million generated by operating activities in 2008.  The increase was primarily due to cash received from a change in tax accounting method, as well as a reduction in working capital in 2009 as compared to an increase in working capital in 2008. In 2009, the Company received proceeds from a public debt offering of $248 million, contributed $181 million to the U.S. defined benefit pension plan, and repaid $88 million of its euro credit facility and $13 million of short term borrowings.  In 2008, the Company received proceeds from sale of assets of $337 million, repurchased shares totaling $501 million, and repaid $175 million of borrowings.

The Company continued its growth initiatives in 2009.  In the Fibers segment, construction of the Korean acetate tow facility began in first quarter 2009, with the facility expected to be operational in first quarter 2010.  In the Specialty Plastics segment, the introduction of its new Eastman TritanTM copolyester progressed with the monomer manufacturing facility and its first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee which were both completed in 2009 and are expected to be operational in early 2010.  In the CASPI segment, the 30 percent expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which was completed in 2009 with expected production in 2010 to meet growing demand for specialty hydrocarbon resins.

RESULTS OF OPERATIONS

The Company's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

SUMMARY OF CONSOLIDATED RESULTS - 2009 COMPARED WITH 2008

(Dollars in millions)	2009	2008	Change		Volume Effect		Price Effect		Product Mix Effect		Exchange Rate Effect

Sales	$5,047	$6,726	(25	) %	(13	) %	(12	) %	--%		--%

Sales – contract polymer intermediates sales (1)	--	138
Sales - contract ethylene sales (2)	28	314

Sales – excluding listed items	$5,019	$6,274	(20	) %	(7	) %	(12	) %	(1	) %	--%

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

Sales revenue for 2009 compared to 2008 decreased $1,679 million.  Excluding contract ethylene sales and contract polymer intermediates sales, sales revenue decreased 20 percent due to lower selling prices in response to lower raw material and energy costs, particularly in the PCI and Performance Polymers segments, and lower sales volume primarily attributed to weakened demand due to the global recession.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2009	2008	Change

Gross Profit	$1,053	$1,126	(6	) %
As a percentage of sales	21%	17%

Accelerated depreciation included in cost of sales	--	9

Gross Profit excluding accelerated depreciation costs	1,053	1,135	(7	) %
As a percentage of sales	21%	17%

Gross profit for 2009 decreased compared with 2008 in the PCI, Performance Polymers, and Specialty Plastics segments due to continued weakness in demand for the Company's products attributed to the global recession.  This weak demand caused lower sales volume and lower capacity utilization which, resulted in higher unit costs.  In addition, the Performance Polymers segment was negatively impacted by operational challenges with the South Carolina PET manufacturing facility.  Gross profit as a percentage of sales increased due to improved performance in the Fibers and CASPI segments.  The Fibers segment benefited from higher selling prices, while the CASPI segment had lower raw material and energy costs more than offsetting lower selling prices.  The Company also benefited from cost reduction actions in 2009.  In addition, 2009 results included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility, which impacted the PCI and CASPI segments.  Gross profit included accelerated depreciation costs of $9 million in 2008 resulting from the previously reported shutdown of the cracking units in Longview, Texas and higher cost PET polymer assets in Columbia, South Carolina.  The Company's 2009 raw material and energy costs decreased by approximately $900 million compared with 2008.

(Dollars in millions)	2009	2008	Change

Selling, General and Administrative Expenses ("SG&A")	$399	$419	(5	) %
Research and Development Expenses ("R&D")	137	158	(13	) %
	$536	$577	(7	) %
As a percentage of sales	11%	9%

SG&A expenses decreased for 2009 compared to 2008 primarily due to lower discretionary spending and compensation expense resulting from cost reduction actions partially offset by increased compensation expense linked to the Company's higher stock price.

R&D expenses decreased for 2009 compared to 2008 primarily due to lower R&D expenses for corporate growth initiatives, including the industrial gasification project in Beaumont, Texas and the commercialized Eastman TritanTM copolyester.

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges, net, totaled $200 million and $46 million in 2009 and 2008, respectively.  Asset impairments and restructuring charges in 2009 consists primarily of $179 million in asset impairments related to the Company's previously announced discontinuance of its Beaumont, Texas industrial gasification project and $23 million, net for severance resulting from a reduction in force.  Asset impairments and restructuring charges in 2008 were primarily for restructuring at the South Carolina facility in the Performance Polymers segment, severance and pension costs from the decision to close a previously impaired site in the United Kingdom in the PCI segment, and severance costs resulting from a corporate severance program.  For more information regarding asset impairments and restructuring charges, primarily related to recent strategic decisions and actions, see the Performance Polymers and PCI segments discussion and Note 2, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Operating Income, Net

Other operating income, net for 2008 reflected proceeds of $16 million from the sale of certain mineral rights at an operating manufacturing site.

Operating Earnings

(Dollars in millions)	2009	2008	Change

Operating earnings	$317	$519	(39	) %
Accelerated depreciation included in cost of sales	--	9
Asset impairments and restructuring charges, net	200	46
Other operating income, net	--	(16)
Operating earnings excluding accelerated depreciation costs, asset impairment and restructuring charges, net, and other operating income, net	$517	$558	(7	) %

Net Interest Expense

(Dollars in millions)	2009	2008	Change

Gross interest costs	$99	$106
Less: capitalized interest	14	12
Interest expense	85	94	(10	) %
Interest income	7	24
Net interest expense	$78	$70	11%

Net interest expense increased $8 million in 2009 compared to 2008.  Gross interest costs for 2009 compared to 2008 were lower due to lower average borrowings and lower average interest rates.  Interest income in 2009 compared to 2008 was lower due to lower average interest rates and lower average cash balances.

For 2010, the Company expects net interest expense to increase compared with 2009 primarily due to lower capitalized interest and higher borrowings.

Other Charges (Income), Net

(Dollars in millions)	2009	2008

Foreign exchange transactions losses	$5	$17
Investments losses, net	5	6
Other, net	3	(3)
Other charges (income), net	$13	$20

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, other non-operating income or charges related to Holston Defense Corporation ("HDC"), gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Investments losses, net include gains of $4 million in both 2009 and 2008 resulting from a favorable decision in 2006 of the U.S. Department of the Army to reimburse post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary.  This gain reflected a portion of the unrecognized gain resulting from the reimbursement decision that will be amortized into earnings over future periods.  For additional information, see Note 19, "Other Charges (Income), Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Provision for Income Taxes

(Dollars in millions)	2009	2008	Change

Provision for income taxes	$90	$101	(11	) %
Effective tax rate	39%	24%

The 2009 effective tax rate reflects the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 37 percent.  The 2009 effective tax rate reflects a $11 million tax charge associated with the recapture of gasification investment tax credits, a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense and a $5 million tax benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations.

The 2008 effective tax rate reflects the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 27 percent.  The 2008 effective tax rate was impacted by a $16 million benefit resulting from a gasification investment tax credit of $11 million and a research and development credit of $5 million, a $14 million benefit from state income tax credits (net of federal tax effect), and a $6 million benefit from the settlement of a non-U.S. income tax audit.

The Company expects its effective tax rate in 2010 will be approximately 33 percent.

Earnings from Continuing Operations and Diluted Earnings per Share
	2009		2008
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$136	$1.85	$328	$4.31
Accelerated depreciation included in cost of sales, net of tax	--	--	6	0.08
Asset impairments and restructuring charges, net of tax	130	1.78	32	0.42
Other operating income, net of tax	--	--	(10)	(0.13)
Net deferred tax benefits related to the previous divestiture of businesses	--	--	(14)	(0.18)
Earnings from continuing operations excluding accelerated depreciation costs, net of tax, asset impairments and restructuring charges, net of tax, other operating income, net of tax, and net deferred tax benefits related to the previous divesture of businesses	$266	$3.63	$342	$4.50

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings and Diluted Earnings per Share

(Dollars in millions, except diluted EPS)	2009		2008
	$	EPS	$	EPS

Earnings from continuing operations	$136	$1.85	$328	$4.31
Gain from disposal of discontinued operations, net of tax	--	--	18	0.24
Net earnings	$136	$1.85	$346	$4.55

The gain on disposal of discontinued operations, net of tax of $18 million in 2008 is from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million in first quarter 2008.   For additional information, see Note 17, "Discontinued Operations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the Specialty Plastics segment.  For additional information concerning the Company's operating businesses and products, refer to Note 22, "Segment Information", to the consolidated financial statements in Part II, Item 8 of this Annual Report.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 22, "Segment Information", as "other" sales revenue and operating losses.  As discussed in Note 22, these "other" operating losses are $217 million and $52 million in 2009 and 2008, respectively.  Included in 2009 is $179 million in asset impairments related to the discontinuance of its Beaumont, Texas industrial gasification project.

CASPI Segment
			Change
(Dollars in millions)	2009	2008	$	%

Sales	$1,217	$1,524	$(307)	(20	) %
Volume effect			(184)	(12	) %
Price effect			(96)	(6	) %
Product mix effect			(30)	(2	) %
Exchange rate effect			3	--%

Operating earnings	227	202	25	12%

Asset impairments and restructuring charges, net	3	--	3

Other operating income	--	(5)	5

Operating earnings excluding asset impairments and restructuring charges, net, and other operating income	230	197	33	17%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue for 2009 decreased $307 million compared to 2008 due primarily to lower sales volume and lower selling prices.  The lower sales volume was due to weak customer demand in all regions except Asia Pacific, attributed to the global recession, particularly for products sold into the building and construction, transportation, and packaging markets.  The lower selling prices were primarily due to lower raw material and energy costs.

Excluding asset impairments and restructuring charges, net, and other operating income, operating earnings for 2009 increased $33 million compared to 2008 due primarily to lower raw material and energy costs and cost reduction actions partially offset by lower sales volume and approximately $5 million in costs related to the reconfiguration of the Longview, Texas facility.  The asset impairments and restructuring charges, net for 2009 reflect the segment's portion of the severance charge for a reduction in force in first quarter 2009 and an adjustment to a reserve for previously divested businesses and product lines.  Other operating income for 2008 reflects the segment's allocated portion of proceeds from the sale of certain mineral rights at an operating manufacturing site.

Fibers Segment
			Change
(Dollars in millions)	2009	2008	$	%

Sales	$1,032	$1,045	$(13)	(1	) %
Volume effect			(88)	(8	) %
Price effect			83	8%
Product mix effect			(11)	(1	) %
Exchange rate effect			3	--%

Operating earnings	296	238	58	24%

Asset impairments and restructuring charges	4	--	4

Operating earnings excluding asset impairments and restructuring charges	300	238	62	26%

Sales revenue for 2009 decreased $13 million compared to 2008 due primarily to lower sales volume mostly offset by higher selling prices.  The lower sales volume was primarily for acetyl chemical products.  The higher selling prices were in response to higher wood pulp costs.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating earnings for 2009 increased $62 million compared to 2008 primarily due to higher selling prices and cost reduction actions, partially offset by lower sales volume.

In December 2008, the Company announced an alliance with SK to form a company to acquire and operate a cellulose acetate tow manufacturing facility and related business, with the facility being constructed by SK Chemicals Company Ltd. ("SK") in Korea.  Eastman will have majority ownership in the business.  Construction began in first quarter 2009 and the facility is expected to be operational in first quarter 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
			Change
(Dollars in millions)	2009	2008	$	%

Sales	$1,330	$2,160	$(830)	(38	) %
Volume effect			(375)	(17	) %
Price effect			(481)	(22	) %
Product mix effect			23	1%
Exchange rate effect			3	--%

Sales – contract ethylene sales (1)	28	314	(286)

Sales – excluding listed items	1,302	1,846	(544)	(29	) %
Volume effect			(47)	(2	) %
Price effect			(472)	(26	) %
Product mix effect			(28)	(1	) %
Exchange rate effect			3	--%

Operating earnings	63	153	(90)	(59	) %

Accelerated depreciation costs included in cost of sales	--	5	(5)

Asset impairments and restructuring charges, net	6	22	(16)

Other operating income	--	(9)	9

Operating earnings excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income	69	171	(102)	(60	) %

(1)	Sales revenue for 2009 and 2008 included contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses in fourth quarter 2006.

Sales revenue for 2009 decreased $830 million compared to 2008.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006, sales revenue decreased $544 million in 2009 compared to 2008 due to lower selling prices.  The lower selling prices were primarily due to lower raw material and energy costs.

Excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income, operating earnings in 2009 decreased $102 million compared to 2008.  The decline was primarily due to lower selling prices and lower capacity utilization resulting in higher unit costs, including approximately $15 million in costs related to the reconfiguration of the Longview, Texas facility, partially offset by lower raw material and energy costs and cost reduction actions. A restructuring charge in first quarter 2009 consisted of the segment's portion of the severance charge for a reduction in force.  Asset impairments and restructuring charges in 2008 consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.  The accelerated depreciation costs for 2008 are related to the continuation of the previously reported planned staged phase-out of older cracking units in 2007 at the Company's Longview, Texas facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In first quarter 2010, the Company transferred certain intermediates product lines from the Performance Polymers segment to the PCI segment to improve optimization of manufacturing assets supporting the three raw material streams that supply the Company's downstream businesses.  For more information, see Exhibit 99.01 to this Annual Report.

The Company also evaluates licensing opportunities for acetic acid and oxo derivatives on a selective basis, and has licensed technology to produce acetyl products to Saudi International Petrochemical Company ("SIPCHEM") in Saudi Arabia and to Chang Chun Petrochemical Company ("Chang Chun") in Taiwan in 2005 and 2007, respectively.  SIPCHEM started operations in 2009 at its plant based on this technology and Chang Chun is in the process of building its plant.  In first half of 2010, the Company expects to achieve the final milestones under the SIPCHEM agreement and to recognize the remaining revenue related to the license.  The Company will also purchase acetic anhydride from the SIPCHEM facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment

			Change
(Dollars in millions)	2009	2008	$	%

Sales	$719	$1,074	$(355)	(33	) %
Volume effect			(137)	(13	) %
Price effect			(233)	(22	) %
Product mix effect			15	2%
Exchange rate effect			--	--%

Sales – contract polymer intermediates sales (1)	--	138	(138)

Sales – U.S. PET manufacturing facilities	719	936	(217)	(23	) %
Volume effect			--	--%
Price effect			(233)	(25	) %
Product mix effect			16	2%
Exchange rate effect			--	--%

Operating loss (2)	(66)	(57)	(9)	(16	) %
Operating loss - from sales from Mexico and Argentina PET manufacturing facilities (2)	--	(3)	3
Operating loss - U.S. PET manufacturing facilities (3)	(66)	(54)	(12)	(22	) %

Operating loss excluding certain items - U.S. PET manufacturing facilities (3)	(62)	(29)	(33)	>(100	) %

(1)
Sales revenue for 2008 includes contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

(2)	Operating results for 2008 include an operating loss from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.
(3)
Items are accelerated depreciation costs and asset impairments and restructuring charges, net.  In 2009, asset impairments and restructuring charges of $4 million consisted of the segment's portion of the severance charge for a reduction in force. In 2008, asset impairments and restructuring charges of $24 million related to restructuring at the South Carolina facility using IntegRexTM technology, the divested PET manufacturing facilities in Mexico and Argentina, and charges related to a corporate severance program, partially offset by a resolution of a contingency from the sale of the Company's PE and EpoleneTM polymer businesses divested in fourth quarter 2006.  Accelerated depreciation costs of $4 million resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

Excluding contract polymer intermediates sales to the buyer of the divested Mexico and Argentina facilities, sales revenue for 2009 decreased $217 million compared to 2008 due to lower selling prices primarily attributed to lower raw material and energy costs.

Excluding accelerated depreciation costs and asset impairments and restructuring charges, net, operating results for 2009 for U.S. PET manufacturing facilities decreased $33 million compared to 2008 due to lower selling prices and the unfavorable impact on sales revenue and manufacturing costs due to operational challenges with the South Carolina PET manufacturing facility partially offset by lower raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In first quarter 2010, the IntegRexTM-based facility located in Columbia, South Carolina is demonstrating the capability to produce improved quality ParaStar TM PET products at the facility's nameplate capacity of 525,000 metric tons.  The Company expects smaller Performance Polymer segment losses in 2010 based on this improved operational performance and the resulting capability for a more profitable mix of product sales.
In first quarter 2010, the Company transferred certain intermediates product lines from the Performance Polymers segment to the PCI segment to improve optimization of manufacturing assets supporting the three raw material streams that supply the Company's downstream businesses.  For more information, see Exhibit 99.01 to this Annual Report.

Specialty Plastics Segment
			Change
(Dollars in millions)	2009	2008	$	%

Sales	$749	$923	$(174)	(19	) %
Volume effect			(91)	(10	) %
Price effect			(66)	(7	) %
Product mix effect			(23)	(3	) %
Exchange rate effect			6	1%

Operating earnings	14	35	(21)	(60	) %

Asset impairments and restructuring charges, net	4	--	4

Other operating income	--	(2)	2

Operating earnings excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income	18	33	(15)	(45	) %

Sales revenue for 2009 decreased $174 million compared to 2008 due to lower sales volume and lower selling prices.  The decline in sales volume was attributed to the global recession which has weakened demand for plastic resins, including copolyester products sold into the consumer and durable goods markets, and for cellulosic plastics sold into various markets.  The lower selling prices were a result of lower raw material and energy costs, particularly for paraxylene.

Excluding the segment's portion of a severance charge for a reduction in force in first quarter 2009 and other operating income related to the sale of certain mineral rights at an operating manufacturing site in 2008, operating earnings for 2009 decreased $15 million compared to 2008 due to lower sales volume, lower capacity utilization resulting in higher unit costs, an unfavorable shift in product mix with less cellulosic plastics sold into various markets, and lower selling prices, partially offset by lower raw material and energy costs and cost reduction actions.

The Specialty Plastics segment is progressing with the introduction of its new Eastman TritanTM copolyester, which it will supply from the monomer manufacturing facility and its first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee which were both completed in 2009 and are expected to be operational in early 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION – 2009 COMPARED WITH 2008

Sales Revenue
(Dollars in millions)	2009	2008	Change		Volume Effect		Price Effect		Product Mix Effect		Exchange Rate Effect

United States and Canada	$2,797	$4,065	(31	) %	(16	) %	(16	) %	1%		--%
Asia Pacific	1,062	1,185	(10	) %	(1	) %	(5	) %	(4	) %	--%
Europe, Middle East, and Africa	838	977	(14	) %	(8	) %	(1	) %	(6	) %	1%
Latin America	350	499	(30	) %	(22	) %	(17	) %	9%		--%
	$5,047	$6,726	(25	) %	(13	) %	(12	) %	--%		--%

Sales revenue in the United States and Canada decreased in 2009 compared to 2008 primarily due to lower sales volume and lower selling prices particularly in the PCI segment partially due to contract ethylene sales in the PCI segment.  Excluding contract ethylene sales, sales revenue decreased 26 percent primarily due to lower selling prices particularly in the PCI and Performance Polymers segments and lower sales volume particularly in the CASPI and PCI segments.

Sales revenue in Asia Pacific decreased in 2009 compared to 2008 primarily due to lower selling prices in the PCI, Specialty Plastics, and CASPI segments partially offset by higher selling prices in the Fibers segment and an unfavorable shift in product mix, particularly in the CASPI and Specialty Plastics segments.  The unfavorable shift in product mix was due to the CASPI segment pursuing favorable market conditions for solvent product lines resulting in a lower average selling price, while the Specialty Plastics segment sold less cellulosic plastics into various markets.  The region experienced less of a sales volume decrease as a result of stronger PCI segment volume in 2009 due to raw material supply issues restricting production in 2008 and increased sales volume in the CASPI segment.

Sales revenue in Europe, Middle East and Africa decreased in 2009 compared to 2008 primarily due to lower sales volume and an unfavorable shift in product mix in all segments.  The region had minimal price effect change compared to significant declines in other regions due to the higher selling prices in the Fibers segment and fewer sales from commodity product lines.

Sales revenue in Latin America decreased in 2009 compared to 2008 primarily due to lower sales volume and lower selling prices partially offset by a favorable shift in product mix.  Lower selling prices were primarily in the Performance Polymers and PCI segments.  Lower sales volume and the favorable shift in product mix were primarily related to contract polymer intermediates sales in 2008 and not in 2009, with the lower sales volume partially offset by increased sales volume in the PCI, Performance Polymers and CASPI segments.  Excluding contract polymer intermediates sales, sales revenue decreased 3 percent.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For more information on these practices see Note 9, "Fair Value of Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report and Part II, Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2008 COMPARED WITH 2007

(Dollars in millions)	2008	2007	Change		Volume Effect		Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$6,726	$6,830	(1	) %	(11	) %	9%	--%	1%

Sales - sales from Mexico and Argentina PET manufacturing facilities (1)	--	413
Sales – contract polymer intermediates sales (2)	138	15
Sales - contract ethylene sales (3)	314	314

Sales – excluding listed items	$6,274	$6,088	3%		(7	) %	9%	--%	1%

(1)	Sales revenue for 2007 includes sales revenue from PET manufacturing facilities and related businesses in Cosoleacaque, Mexico and Zarate, Argentina divested in fourth quarter 2007.
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

(Dollars in millions)	2008	2007	Change

Gross Profit	$1,126	$1,192	(6	) %
As a percentage of sales	17%	17%

Accelerated depreciation included in cost of sales	9	49

Gross Profit excluding accelerated depreciation costs	1,135	1,241	(9	) %
As a percentage of sales	17%	18%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Gross profit for 2008 decreased compared with 2007 in the PCI, Specialty Plastics and CASPI segments partially offset by increases in the Performance Polymers and Fibers segments, as higher raw material and energy costs more than offset higher selling prices.  Gross profit included accelerated depreciation costs of $9 million and $49 million in 2008 and 2007, respectively, resulting from the previously reported shutdowns of the cracking units in Longview, Texas and of higher cost PET polymer assets in Columbia, South Carolina.  The Company's 2008 raw material and energy costs increased by approximately $600 million compared with 2007.

An unprecedented decline in demand caused lower sales volume and historically low capacity utilization resulting in higher unit costs in fourth quarter 2008.  The historically low capacity utilization rates in the fourth quarter negatively affected the average capacity utilization rate for the full year 2008.

(Dollars in millions)	2008	2007	Change

Selling, General and Administrative Expenses ("SG&A")	$419	$420	--%
Research and Development Expenses ("R&D")	158	156	1%
	$577	$576	--%
As a percentage of sales	9%	8%

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges totaled $46 million and $112 million in 2008 and 2007, respectively.  Asset impairments and restructuring charges in 2008 were primarily for restructuring at the South Carolina facility in the Performance Polymers segment, severance and pension costs from the decision to close a previously impaired site in the United Kingdom in the PCI segment, and severance costs resulting from a corporate severance program.  Asset impairments and restructuring charges in 2007 were primarily costs associated with the PET manufacturing facilities in Mexico and Argentina sold in fourth quarter 2007.  For more information regarding asset impairments and restructuring charges, primarily related to strategic decisions and actions, see the Performance Polymers and PCI segments discussion and Note 2, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other Operating Income, Net

Other operating income, net for 2008 reflected proceeds of $16 million from the sale of certain mineral rights at an operating manufacturing site.

Operating Earnings

	2008	2007	Change
(Dollars in millions)

Operating earnings	$519	$504	3%
Accelerated depreciation included in cost of sales	9	49
Asset impairments and restructuring charges, net	46	112
Other operating income, net	(16)	--
Operating earnings excluding accelerated depreciation costs, asset impairment and restructuring charges, net, and other operating income, net	$558	$665	(16	) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

(Dollars in millions)	2008	2007	Change

Gross interest costs	$106	$113
Less: capitalized interest	12	10
Interest expense	94	103	(9	) %
Interest income	24	41
Net interest expense	$70	$62	13%

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

Included in other charges (income), net were gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, other non-operating income or charges related to HDC, gains from the sale of non-operating assets, royalty income, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Investments losses (gains) included gains of $4 million in both 2008 and 2007 resulting from a favorable decision in 2006 of the U.S. Department of the Army to reimburse post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary.  This gain reflected a portion of the unrecognized gain resulting from the reimbursement decision that is being amortized into earnings over future periods.  For additional information, see Note 19, "Other Charges (Income), Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Provision for Income Taxes

(Dollars in millions)	2008	2007	Change

Provision for income taxes	$101	$149	(32	) %
Effective tax rate	24%	32%

The 2008 effective tax rate reflected the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 27 percent.  The 2008 effective tax rate was impacted by a $16 million benefit resulting from a gasification investment tax credit of $11 million and a research and development credit of $5 million, a $14 million benefit from state income tax credits (net of federal tax effect), and a $6 million benefit from the settlement of a non-U.S. income tax audit.

The 2007 effective tax rate reflected the Company's tax rate on reported earnings from continuing operations before income tax, excluding discrete items, of 33 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations and Diluted Earnings per Share
	2008		2007
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$328	$4.31	$321	$3.84
Accelerated depreciation included in cost of sales, net of tax	6	0.08	31	0.37
Asset impairments and restructuring charges, net of tax	32	0.42	71	0.85
Other operating income, net of tax	(10)	(0.13)	--	--
Net deferred tax benefits related to the previous divestiture of businesses	(14)	(0.18)	--	--
Earnings from continuing operations excluding accelerated depreciation costs, net of tax, asset impairments and restructuring charges, net of tax, other operating income, net of tax, and net deferred tax benefits related to the previous divesture of businesses	$342	$4.50	$423	$5.06

Net Earnings and Diluted Earnings per Share

(Dollars in millions, except diluted EPS)	2008		2007
	$	EPS	$	EPS

Earnings from continuing operations	$328	$4.31	$321	$3.84
Loss from discontinued operations, net of tax	--	--	(10)	(0.12)
Gain (loss) on disposal of discontinued operations, net of tax	18	0.24	(11)	(0.14)
Net earnings	$346	$4.55	$300	$3.58

The gain on disposal of discontinued operations, net of tax of $18 million in 2008 was from the sale of the Company's PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million in first quarter 2008.  The loss on disposal of discontinued operations, net of tax of $11 million in 2007 was from the sale of the Company's PET polymers manufacturing facility in Spain for approximately $40 million.  During 2007, the Company also recognized site closure costs of $4 million, net of tax, for the San Roque PET site.  For additional information, see Note 17, "Discontinued Operations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the Specialty Plastics segment.  For additional information concerning the Company's operating businesses and products, refer to Note 22, "Segment Information", to the consolidated financial statements in Part II, Item 8 of this Annual Report.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 22, "Segment Information", as "other" sales revenue and operating losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CASPI Segment
			Change
(Dollars in millions)	2008	2007	$	%

Sales	$1,524	$1,451	$73	5%
Volume effect			(148)	(10	) %
Price effect			167	12%
Product mix effect			34	2%
Exchange rate effect			20	1%

Operating earnings	202	235	(33)	(14	) %

Asset impairments and restructuring gains	--	(1)	1

Other operating income	(5)	--	(5)

Operating earnings excluding asset impairments and restructuring gains and other operating income	197	234	(37)	(16	) %

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

Excluding asset impairments and restructuring gains and other operating income, operating earnings for 2008 decreased $37 million compared to 2007 due primarily to lower sales volume and lower capacity utilization, particularly in fourth quarter, causing higher unit costs.  Other operating income for 2008 reflects the segment's allocated portion of proceeds from the sale of certain mineral rights at an operating manufacturing site.

Fibers Segment
			Change
(Dollars in millions)	2008	2007	$	%

Sales	$1,045	$999	$46	5%
Volume effect			(11)	(1	) %
Price effect			59	6%
Product mix effect			(3)	--%
Exchange rate effect			1	--%

Operating earnings	238	238	--	--%

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

PCI Segment
			Change
(Dollars in millions)	2008	2007	$	%

Sales	$2,160	$2,095	$65	3%
Volume effect			(219)	(10	) %
Price effect			289	14%
Product mix effect			(15)	(1	) %
Exchange rate effect			10	--%

Sales – contract ethylene sales	314	314	--

Sales – excluding listed items	1,846	1,781	65	4%
Volume effect			(135)	(8	) %
Price effect			225	13%
Product mix effect			(35)	(2	) %
Exchange rate effect			10	1%

Operating earnings	153	220	(67)	(31	) %

Accelerated depreciation costs included in cost of sales	5	19	(14)

Asset impairments and restructuring charges (gains)	22	(1)	23

Other operating income	(9)	--	(9)

Operating earnings excluding accelerated depreciation costs, asset impairments and restructuring charges (gains), and other operating income	171	238	(67)	(28	) %

Sales revenue for 2008 increased $65 million compared to 2007.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006, sales revenue increased due to higher selling prices in response to higher raw material and energy costs, partially offset by lower sales volume, particularly in fourth quarter 2008.  Lower sales volume were primarily in olefin derivative products, particularly for Asia, and bulk olefins product lines related to the previously reported shutdown of a cracking unit in fourth quarter 2007.  Contract ethylene sales revenues remained unchanged as higher selling prices offset lower sales volume resulting from the shutdown of one of the Company's cracking units.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding accelerated depreciation costs, asset impairments and restructuring charges (gains), and other operating income, operating earnings in 2008 decreased $67 million compared to 2007.  The decline was primarily in the Asia Pacific region due to lower sales volume, particularly for olefin derivative product lines, and higher raw material and energy costs partially offset by higher selling prices.  Sales revenue and operating earnings for 2007 included $22 million of earnings from the licensing of acetyl technology.  In addition, 2007 operating earnings were impacted by favorable market conditions.  In 2007, contract ethylene sales had minimal impact on operating earnings.  The accelerated depreciation costs were related to the continuation of the previously reported planned staged phase-out of older cracking units at the Company's Longview, Texas facility.  Asset impairments and restructuring charges for 2008 consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.  Asset impairments and restructuring gains for 2007 were primarily related to severance costs related to a voluntary reduction in force in 2006.  Other operating income for 2008 reflects the segment's allocated portion of proceeds from the sale of certain mineral rights at an operating manufacturing site.

Performance Polymers Segment

			Change
(Dollars in millions)	2008	2007	$	%

Sales	$1,074	$1,413	$(339)	(24	) %
Volume effect			(369)	(26	) %
Price effect			51	4%
Product mix effect			(23)	(2	) %
Exchange rate effect			2	--%

Sales from Mexico and Argentina PET manufacturing facilities (1)	--	413	(413)

Sales – contract polymer intermediates sales (2)	138	15	123

Sales – U.S. PET manufacturing facilities	936	985	(49)	(5	) %
Volume effect			(115)	(12	) %
Price effect			47	5%
Product mix effect			17	2%
Exchange rate effect			2	--%

Operating loss (3)	(57)	(207)	150	73%
Operating loss - from sales from Mexico and Argentina PET manufacturing facilities (1)(3)	(3)	(127)	124	98%
Operating loss - U.S. PET manufacturing facilities (3)	(54)	(80)	26	33%

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

(3)	Includes allocated costs consistent with the Company's historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Performance Polymers Segment
			Change
(Dollars in millions)	2008	2007	$	%

Operating loss excluding certain items (1)(2)	$(29)	$(65)	$36	55%
Operating loss excluding certain items - from sales from Mexico and Argentina PET manufacturing facilities (1)(3)(4)	--	(12)	12	100%
Operating loss excluding certain items - U.S. PET manufacturing facilities (1)(5)	(29)	(53)	24	45%

(1)	Includes allocated costs consistent with the Company's historical practices, some of which may remain and could be reallocated to the remainder of the segment and other segments.
(2)
Items are accelerated depreciation costs and asset impairments and restructuring charges, net.  In 2008, asset impairments and restructuring charges of $24 million related to restructuring at the South Carolina facility using IntegRexTM technology, the divested PET manufacturing facilities in Mexico and Argentina, and charges related to a corporate severance program, partially offset by a resolution of a contingency from the sale of the Company's PE and EpoleneTM polymer businesses divested in fourth quarter 2006.  Accelerated depreciation costs of $4 million resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.  In 2007, asset impairments and restructuring charges of $113 million primarily related to the Mexico and Argentina PET manufacturing facilities sale. Accelerated depreciation costs of $29 million resulted from restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

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

Excluding accelerated depreciation costs, asset impairments and restructuring charges and other operating expense, operating results for 2008 for U.S. PET manufacturing facilities improved $24 million compared to 2007 due primarily to actions  at the Company's South Carolina PET facility, including the PET facility based on IntegRex™ technology and higher selling prices, partially offset by higher raw material and energy costs and higher unit costs due to lower capacity utilization particularly in fourth quarter 2008.

Manufacturing ParaStarTM PET resins, the 350,000 metric ton PET manufacturing facility utilizing IntegRexTM technology in Columbia, South Carolina was fully operational in first quarter of 2007.  A previously disclosed reduction of $30 million in annual costs at this facility was completed in second quarter 2008.  The debottleneck of the PET facility based on IntegRexTM technology was completed in fourth quarter 2008, expanding annual capacity of the plant to 525,000 metric tons of ParaStarTM PET resins.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Plastics Segment
			Change
(Dollars in millions)	2008	2007	$	%

Sales	$923	$872	$51	6%
Volume effect			(9)	(1	) %
Price effect			28	3%
Product mix effect			16	2%
Exchange rate effect			16	2%

Operating earnings	35	65	(30)	(46	) %

Accelerated depreciation included in cost of sales	--	1	(1)

Asset impairments and restructuring charges	--	1	(1)

Other operating income	(2)	--	(2)

Operating earnings excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income	33	67	(34)	(51	) %

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

Excluding accelerated depreciation costs, asset impairments and restructuring charges and other operating income, operating earnings for 2008 decreased $34 million compared to 2007 due to higher raw material and energy costs and lower capacity utilization resulting in higher unit costs, particularly in fourth quarter 2008.  The 2008 operating results included $2 million in other operating income related to the segment's allocated portion of proceeds from the sale of certain mineral rights at an operating manufacturing site.  The 2007 operating results included $1 million in asset impairment and restructuring costs primarily for the Spain cyclohexane dimethanol ("CHDM") facility and $1 million of accelerated depreciation costs for restructuring actions associated with higher cost PET polymer assets in Columbia, South Carolina.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION – 2008 COMPARED WITH 2007

Sales Revenue
(Dollars in millions)	2008	2007	Change		Volume Effect		Price Effect	Product Mix Effect		Exchange Rate Effect

United States and Canada	$4,065	$4,043	1%		(12	) %	12%	1%		--%
Asia Pacific	1,185	1,103	8%		1%		6%	--%		1%
Europe, Middle East, and Africa	977	932	5%		(2	) %	1%	2%		4%
Latin America	499	752	(34	) %	(33	) %	4%	(5	) %	--%
	$6,726	$6,830	(1	) %	(11	) %	9%	--%		1%

Sales revenue in the United States and Canada increased slightly primarily due to higher selling prices in all segments and a favorable shift in product mix, particularly in the CASPI segment, partially offset by lower sales volume in all segments.

Sales revenue in Asia Pacific increased primarily due to higher selling prices in all segments in response to higher raw material and energy costs.  Sales volume increased in the CASPI, Fibers, and Specialty Plastics segments, partially offset by lower sales volume primarily in the PCI segment.

Sales revenue in Europe, Middle East and Africa increased primarily due to the effect of the foreign currency exchange rates, particularly in the CASPI, Specialty Plastics, and Fibers segments.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2009	2008	2007
Net cash provided by (used in):
Operating activities	$758	$653	$732
Investing activities	(369)	(376)	(335)
Financing activities	18	(779)	(448)
Effect of exchange rate changes on cash and cash equivalents	(1)	1	--
Net change in cash and cash equivalents	$406	$(501)	$(51)

Cash and cash equivalents at end of period	$793	$387	$888

Cash provided by operating activities increased $105 million to $758 million in 2009.  The 2009 operating cash flow includes cash generated by a change in the tax method for capitalizing assets of approximately $125 million and a reduction in working capital of $118 million partially offset by a $181 million contribution to the Company's U.S. defined benefit pension plan.  The change in tax method accelerated timing of deductions for manufacturing repairs expense resulting in lower estimated tax payments and a refund of previously paid taxes.  The reduced working capital primarily resulted from inventory reductions in all segments in response to the lower level of economic activity.  End of year receivables remained constant between 2009 and 2008 which is consistent with the declines in fourth quarter revenues.  Trade payables increased because of a higher level of purchasing activity at the end of 2009 versus the recessionary levels at the end of 2008.  Operating cash flow in 2008 also included the monetization of interest rate, commodity, and foreign exchange hedges.

In 2008, cash provided by operating activities of $653 million decreased by $79 million when compared to 2007.  This decrease was primarily caused by lower net earnings, excluding accelerated depreciation and asset impairments and restructuring charges, net, which were attributed primarily to the challenging economic environment in fourth quarter 2008.  Working capital increased $45 million, due to a $95 million increase in inventory because of the unexpected sharp decline in economic activity late in 2008.  The increase in inventory was partially offset by a net reduction in receivables of $261 million and payables of $211 million which were due to the declines in sales and purchasing activities in late 2008.  Operating cash flow in 2008 also included the monetization of interest rate, commodity, and foreign exchange hedges.

Cash used in investing activities, primarily for capital spending for additions to properties and equipment, was $310 million, $634 million, and $518 million in 2009, 2008, and 2007, respectively.  Also in 2009, the Company contributed $68 million to an alliance with SK for the construction of a Korean cellulose acetate tow manufacturing facility which is reported in "acquisitions of and investments in joint ventures".  The Company received approximately $25 million net cash proceeds in 2009 primarily from the settlement of working capital from the sale in 2008 of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  In 2008, the Company received $337 million net cash proceeds primarily from the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  In 2007, the Company received approximately $40 million in proceeds from the sale of its San Roque, Spain manufacturing facility and related assets and approximately $160 million in proceeds from the sale of its Mexico and Argentina manufacturing facilities and related assets.  For more information concerning divestitures, see Note 16, "Divestitures" and Note 17, "Discontinued Operations", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by financing activities totaled $18 million in 2009.  Cash used in financing activities totaled $779 million and $448 million in 2008 and 2007, respectively.  Financing activities in 2009 included $248 million of net proceeds from the issuance of notes due 2019, a repayment of $88 million of the Company's euro credit facility, and a repayment of $13 million of short term borrowings.  The Company also repurchased stock totaling $21 million offset by cash received from stock option exercises and other items of $17 million.  Financing activities in 2008 included the Company's repayment of $72 million of notes that matured in 2008, a repayment of $103 million of the euro credit facility, a decrease in credit facility and other borrowings, including bank overdrafts, of $7 million, and repurchases of stock totaling $501 million offset by cash received from stock option exercises and other items of $39 million.  In 2007, financing activities included a decrease in credit facility and other borrowings, including bank overdrafts, of $22 million and repurchases of stock totaling $382 million offset by cash received from stock option exercises and other items of $103 million.

The payment of dividends is also reflected in financing activities in all periods.

The Company expects to generate positive free cash flow (operating cash flow excluding the $200 million decrease in cash resulting from the increase in accounts receivable due to the adoption of new accounting guidance, less capital expenditures and dividends) in 2010 of greater than $100 million, assuming capital expenditures of between $250 million and $275 million and U.S. defined benefit pension plan funding of less than $25 million.  The priorities for uses of available cash in 2010 are payment of the quarterly cash dividend, funding targeted growth initiatives, including organic initiatives, joint ventures and acquisitions, and repurchasing shares.

Liquidity

At December 31, 2009, the Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.  At December 31, 2008, the Company had both the Credit Facility and a 60 million euro credit facility ("Euro Facility"), with borrowings totaling $84 million at an effective interest rate of 3.74 percent.

On November 2, 2009, the Company issued notes in the principal amount of $250 million due 2019 and bearing interest at 5.50% per annum.  Proceeds from the sale of notes, net of approximately $2 million in transaction fees, were $248 million.

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

Additionally, the Company maintains a $200 million accounts receivable securitization program that is available to provide liquidity through the sale of receivables and was fully drawn at December 31, 2009 and 2008.  For more information, see "Off Balance Sheet and Other Financing Arrangements" below and Note 11, "Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this 2009 Annual Report on Form 10-K.

For more information regarding interest rates, see Note 8, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2009, the Company made $181 million in contributions to its U.S. defined benefit pension plan, and made no contribution in 2008.

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

Capital Expenditures

Capital expenditures were $310 million, $634 million, and $518 million for 2009, 2008, and 2007, respectively.  The decrease of $324 million in 2009 compared with 2008 was primarily due to a decrease in spending on capital projects as a response to a more challenging economic environment.  The Company expects that 2010 capital spending will be $250 million to $275 million, which is sufficient for required maintenance and certain strategic growth initiatives.

The Company expects 2010 depreciation and amortization to be slightly higher than 2009 expenses of approximately $274 million, primarily due to the start-up of new manufacturing facilities in 2010.

Other Commitments

At December 31, 2009, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 20 years.

The Company had various purchase obligations at December 31, 2009 totaling approximately $1.1 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $104 million over a period of several years.  Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 45 percent relate to real property, including office space, storage facilities, and land; and approximately 40 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2009 totaling approximately $1.4 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2010	$--	$--	$111	$257	$25	$215	$608
2011	2	--	111	248	25	61	447
2012	152	--	106	242	17	53	570
2013	--	--	99	227	12	54	392
2014	--	--	99	33	10	56	198
2015 and beyond	1,450	--	889	85	15	997	3,436
Total	$1,604	$--	$1,415	$1,092	$104	$1,436	$5,651

(a) Amounts represent the current estimated cash payments to be made by the Company primarily for pension and other post-employment benefits and taxes payable in the periods indicated.  The amount and timing of such payments is dependent upon interest rates, health care cost trends, actual returns on plan assets, retirement and attrition rates of employees, continuation or modification of the benefit plans, and other factors.  Such factors can significantly impact the amount and timing of any future contributions by the Company.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2009 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

As described in Note 6, "Equity Investments ", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.  Eastman's net investment in the joint venture at December 31, 2009 and 2008 was approximately $36 million and $39 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.

As described in Note 11, "Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, Eastman entered into an agreement in 1999 that allows it to generate cash by reducing its working capital through the sale of undivided interests in certain domestic trade accounts receivable under a planned continuous sale program to a third party.  Under this agreement, receivables sold to the third party totaled $200 million at December 31, 2009 and 2008.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.   In first quarter 2010, the Company will adopt new accounting guidance on the transfer of financial assets which impacts the accounting treatment of the accounts receivable securitization program.  For additional information on these changes, refer to "Recently Issued Accounting Standards" in this Management Discussion and Analysis.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not Variable Interest Entities ("VIE's") or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with GAAP, the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at December 31, 2009.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years.  The Company purchased approximately $40 million and $50 million of raw materials and utilities in 2009 and 2008, respectively, and expects to purchase approximately $50 million of raw materials and utilities in 2010.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

Guarantees and claims also arise during the ordinary course of business from relationships with suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims.  However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

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

In October 2007, the Board of Directors authorized an additional $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2009, a total of 9.7 million shares have been repurchased under this authorization for a total amount of approximately $604 million.

Dividends

The Company declared quarterly cash dividends of $0.44 per share for a total of $1.76 per share in 2009, 2008, and 2007.  The Company has declared a cash dividend of $0.44 per share during the first quarter of 2010, payable on April 1, 2010 to stockholders of record on March 15, 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the Federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies as described in Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, it does not believe its liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations, or cash flows.

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $20 million at December 31, 2009.

In addition to remediation activities, the Company establishes reserves for closure and postclosure costs associated with the environmental assets it maintains.  Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the anticipated future costs associated with the closure of the asset based on its expected life and the applicable regulatory closure requirements.  These future expenses are charged into earnings over the estimated useful life of the assets.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $32 million at December 31, 2009.

GAAP requires an entity to recognize a liability for a conditional asset retirement obligation ("CARO") when incurred if the liability can be reasonably estimated.  The Company has performed a thorough examination of various asset categories as of December 31, 2009.  Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos.  The Company continues to monitor these conditional obligations, as well as any new ones that may develop,  and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.  The recorded obligations did not have a material impact on its consolidated financial position, results of operations and cash flows.

Reserves related to environmental assets accounted for approximately 75 percent of the total environmental reserve at December 31, 2009.  Currently, the Company's environmental assets are expected to reach the end of their useful lives at different times over the next 50 years.  If the Company was to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company's financial condition and results of operations.  The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's cash expenditures related to environmental protection and improvement were approximately $173 million, $218 million, and $209 million in 2009, 2008, and 2007, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs.  The cost of raw materials is generally based on market price, although derivative financial instruments were utilized, as appropriate, to mitigate short-term market price fluctuations.  The volatility of raw material and energy costs will continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects on gross profit.  For additional information see Note 9, "Fair Value of Financial Instruments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance related to the transfers of financial assets.  The new guidance addresses the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets.  This statement is effective for all Company financial asset transfers occurring on or after January 1, 2010.  The Company has concluded that this new guidance will impact the Company's consolidated financial position and cash flows upon adoption in first quarter 2010.  Prior to adoption of the new accounting guidance, the transfer of accounts receivable under the accounts receivable securitization program was accounted for as a sale which resulted in increased cash from operations at inception of the program in 1999.  The program has been consistently utilized every year since 2000 and, therefore, has had no impact on cash from operations since that time.  Going forward, any future transfers of accounts receivable will be treated as secured borrowings in the Statements of Financial Position.  These secured borrowings will be reflected as cash from financing activities in the Statements of Cash Flows.  The adoption of the new guidance, regardless of whether the Company continues to transfer accounts receivable subsequent to December 31, 2009, will result in an increase in accounts receivable of $200 million in the Statements of Financial Position and a corresponding decrease in cash flows from operations in the Statements of Cash Flows for the quarter ending March 31, 2010.

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities.  The new guidance addresses improvements to financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This statement is effective for all variable interest entities the Company is involved with on or after January 1, 2010.  The Company has concluded that this new guidance will not have a material impact on the Company's consolidated financial position, liquidity, or results of operations upon adoption in first quarter 2010.

OUTLOOK

For 2010, the Company expects:

•	increases in volume due to the expected recovery from the global recession and continued substitution of Eastman products for other materials and new applications for existing products;

•
the volatility of market prices for raw materials and energy to continue and that the Company will continue to use pricing and hedging strategies to offset this volatility and for raw material and energy costs to be higher than 2009;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

●
to acquire and operate a cellulose acetate tow manufacturing facility and related business in Korea, with the facility to be operational in first quarter 2010 and fully integrated into the Fibers segment's production and sales processes in 2011;

•
to continue to progress with the introduction of its new Eastman TritanTM copolyester, which it will supply from the monomer manufacturing facility and its first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee which were both completed in 2009 and are expected to be operational in early 2010;

•
to improve the profitability of its PET product lines in the Performance Polymers segment as a result of improved operational performance of the South Carolina facility and more profitable mix of PET product sales, and to continue to pursue licensing opportunities;

•	depreciation and amortization to be slightly higher than 2009 primarily due to expected completion of manufacturing facilities in 2010;

•	pension expense to be slightly higher than 2009, and to fund the U.S. defined benefit pension plan in an amount less than $25 million;

•	net interest expense to increase compared with 2009 primarily due to lower capitalized interest and higher borrowings;

•	the effective tax rate to be approximately 33 percent;

•	capital spending to be between $250 million and $275 million for required maintenance and certain strategic growth initiatives;

•
to generate more than $100 million of positive free cash flow (operating cash flow excluding the $200 million decrease in cash resulting from the increase in accounts receivable due to the adoption of new accounting guidance, less capital expenditures and dividends);

•
priorities for uses of available cash to be payment of the quarterly cash dividend, funding targeted growth initiatives, including organic initiatives, joint ventures and acquisitions, and repurchasing shares; and

•	earnings per share to be 20 percent above 2009 earnings per share excluding charges related to asset impairments, restructuring, and cost reduction actions.

See "Forward-Looking Statements and Risk Factors below."

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Annual Report which are not statements of historical fact may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of any acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors.  These plans and expectations and the underlying assumptions are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  Actual results could differ materially from expectations expressed in any forward-looking statement if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized.  In addition to the factors described elsewhere in this Annual Report, the following are the most significant known factors that could cause the Company's actual results to differ materially from those in any such forward-looking statement.  Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations:

Continued adverse and uncertain conditions in the global economy and the financial markets could continue to negatively impact the Company.

Conditions in the global economy and global capital markets may continue to adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results have been and are expected to continue to be affected by the impact of the recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges currently affecting the global economy.  The Company's customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As a result, existing or potential customers may delay or cancel plans to purchase products and may not be able to, or may be unwilling to, fulfill their obligations in a timely fashion.  Further, suppliers may be experiencing similar conditions, which could impact their ability to fulfill their obligations to the Company.  If weakness in the global economy continues for significant future periods or if the global economy further deteriorates, the Company's results of operations, financial condition and cash flows could be materially adversely affected.  If weakness in the global economy continues for significant future periods, or if the global economy or financial markets  experience significant new disruptions or deterioration, the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results.

The Company is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material and energy costs.  It is unlikely, however, that these risk mitigation measures will eliminate all exposure to market fluctuations.  In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

The Company could be materially adversely affected by disruptions to manufacturing operations or related infrastructure.

Significant limitation of the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse affect on sales revenue, costs, results of operations, and financial condition.  Disruptions could occur due to internal factors such as computer or equipment malfunction, operator error, or process failures; or external factors such as natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Loss or financial weakness of the Company's largest customers could adversely affect our financial results.

The Company has an extensive customer base; however, loss of, or material financial weakness of, certain of the largest customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers.

Growth initiatives may not achieve desired business or financial objectives and may require a significant use of resources.

The Company continues to identify and pursue growth opportunities through both internal development and acquisitions and joint ventures to diversify and extend the portfolio of our businesses.  These growth opportunities include development and commercialization of new products and technologies, expansion into new markets and geographic regions, and alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities.  There can be no assurance that such efforts, investments, or acquisitions and alliances will result in financially successful commercialization of products or acceptance by existing or new customers or new markets or achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.  There also can be no assurance that capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed investments and projects.

Legislative and regulatory actions could increase the Company's future compliance costs.

The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations currently and in the future.  The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based.  The amount accrued reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs.  Pending and proposed U.S. Federal legislation and regulation increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation or taxation of greenhouse gas emissions, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

In addition to the foregoing most significant known risk factors to the Company, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations.  The foregoing discussion of the most significant risk factors to the Company does not necessarily present them in order of importance.  This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the Company in this Annual Report and elsewhere from time to time, represents management's best judgment as of the date the information is given.  The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law.  Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Eastman Chemical Company and subsidiaries ("Eastman" or the "Company") are exposed to changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies and funding foreign operations.  To mitigate the Company's exposure to these market risks, Eastman has established policies, procedures, and internal processes governing its management of financial market risks and the use of financial instruments to manage its exposure to such risks.

The Company determines its market risk utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, and/or commodity prices.

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements. Currently, these borrowings and investments are predominately U.S. dollar denominated.  The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors.  For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one percent or less absolute shift in interest rates.  For 2009 and 2008, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous absolute shift in interest rates of one percent or less were approximately $120 million and $107 million, respectively.  This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows and borrowings denominated in foreign currencies are exposed to changes in foreign currency exchange rates.  The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business.  In order to mitigate the effect of foreign currency risk, the Company enters into currency options to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies; and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  The gains and losses on these contracts offset changes in the value of related exposures.  It is the Company's policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet its objectives as stated above.  The Company does not enter into foreign currency derivative financial instruments for speculative purposes.  For 2009, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $51 million and an additional $5 million for each additional one percentage point adverse change in foreign currency rates.  For 2008, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $39 million and an additional $4 million for each additional one percentage point adverse change in foreign currency rates.  Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy.  To mitigate short-term fluctuations in market prices for certain commodities, principally propane, natural gas, and ethane, the Company enters into option and forward contracts.  For 2009, the market risk associated with forwards and options for feedstock and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $4 million and less than an additional $1 million for each one percentage point move in closing price thereafter.  For 2008, there was limited market risk associated with options and forwards for these same commodities.

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

/s/ James P. Rogers	/s/ Curtis E. Espeland
James P. Rogers	Curtis E. Espeland
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

February 24, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      /s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 24, 2010

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2009	2008	2007

Sales	$5,047	$6,726	$6,830
Cost of sales	3,994	5,600	5,638
Gross profit	1,053	1,126	1,192

Selling, general and administrative expenses	399	419	420
Research and development expenses	137	158	156
Asset impairments and restructuring charges, net	200	46	112
Other operating income, net	--	(16)	--
Operating earnings	317	519	504

Net interest expense	78	70	62
Other charges (income), net	13	20	(28)
Earnings from continuing operations before income taxes	226	429	470
Provision for income taxes from continuing operations	90	101	149
Earnings from continuing operations	136	328	321

Loss from discontinued operations, net of tax	--	--	(10)
Gain (loss) from disposal of discontinued operations, net of tax	--	18	(11)
Net earnings	$136	$346	$300

Basic earnings per share
Earnings from continuing operations	$1.88	$4.36	$3.89
Earnings (loss) from discontinued operations	--	0.23	(0.26)
Basic earnings per share	$1.88	$4.59	$3.63

Diluted earnings per share
Earnings from continuing operations	$1.85	$4.31	$3.84
Earnings (loss) from discontinued operations	--	0.24	(0.26)
Diluted earnings per share	$1.85	$4.55	$3.58

Comprehensive Income
Net earnings	$136	$346	$300
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	17	(97)	36
Change in unrecognized gains (losses) and prior service credits for benefit plans	(74)	(232)	106
Change in unrealized gains on derivative instruments	7	23	3
Change in unrealized gains (losses) on investments	--	(1)	1
Total other comprehensive income (loss), net of tax	(50)	(307)	146
Comprehensive income	$86	$39	$446

Retained Earnings
Retained earnings at beginning of period	$2,563	$2,349	$2,186
Net earnings	136	346	300
Cash dividends declared	(128)	(132)	(145)
Effect of adoption of accounting for uncertain income tax positions	--	--	8
Retained earnings at end of period	$2,571	$2,563	$2,349

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2009	2008

Assets
Current assets
Cash and cash equivalents	$793	$387
Trade receivables, net	277	275
Miscellaneous receivables	102	79
Inventories	531	637
Other current assets	32	45
Total current assets	1,735	1,423

Properties
Properties and equipment at cost	8,525	8,527
Less: Accumulated depreciation	5,415	5,329
Net properties	3,110	3,198

Goodwill	315	325
Other noncurrent assets	355	335
Total assets	$5,515	$5,281

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$800	$819
Borrowings due within one year	--	13
Total current liabilities	800	832

Long-term borrowings	1,604	1,442
Deferred income tax liabilities	258	106
Post-employment obligations	1,221	1,246
Other long-term liabilities	119	102
Total liabilities	4,002	3,728

Commitments and contingencies (Note 12)

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 94,775,064 and 94,495,860 for 2009 and 2008, respectively)	1	1
Additional paid-in capital	661	638
Retained earnings	2,571	2,563
Accumulated other comprehensive loss	(385)	(335)
	2,848	2,867
Less: Treasury stock at cost (22,389,696 shares for 2009 and 22,031,357 shares for 2008 )	1,335	1,314

Total stockholders' equity	1,513	1,553

Total liabilities and stockholders' equity	$5,515	$5,281

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2009	2008	2007

Cash flows from operating activities
Net earnings	$136	$346	$300

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	274	267	327
Asset impairments charges	179	1	138
Gains on sale of assets	--	(14)	(8)
Provision (benefit) for deferred income taxes	185	(71)	(9)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	2	261	(28)
(Increase) decrease in inventories	100	(95)	66
Increase (decrease) in trade payables	16	(211)	48
Increase (decrease) in liabilities for employee benefits and incentive pay	(141)	7	(55)
Other items, net	7	162	(47)

Net cash provided by operating activities	758	653	732

Cash flows from investing activities
Additions to properties and equipment	(310)	(634)	(518)
Proceeds from sale of assets and investments	30	337	202
Acquisitions of and investments in joint ventures	(68)	(38)	(40)
Additions to capitalized software	(8)	(10)	(11)
Other items, net	(13)	(31)	32

Net cash used in investing activities	(369)	(376)	(335)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other borrowings	3	(7)	(5)
Proceeds from borrowings	248	--	--
Repayment of borrowings	(101)	(175)	(17)
Dividends paid to stockholders	(128)	(135)	(147)
Treasury stock purchases	(21)	(501)	(382)
Proceeds from stock option exercises and other items	17	39	103

Net cash provided by (used in) financing activities	18	(779)	(448)

Effect of exchange rate changes on cash and cash equivalents	(1)	1	--

Net change in cash and cash equivalents	406	(501)	(51)

Cash and cash equivalents at beginning of period	387	888	939

Cash and cash equivalents at end of period	$793	$387	$888

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

The Company has evaluated the period from December 31, 2009, the date of the financial statements, through February 24, 2010, the date of the issuance and filing of the financial statements and has determined that no material subsequent events have occurred that would affect the information presented in these financial statements or require additional disclosure.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances are based on the number of days an individual receivable is delinquent and management's regular assessment of the financial condition of the Company's customers.  The Company considers that a receivable is delinquent if it is unpaid after the terms of the related invoice have expired.  The Company evaluates the allowance based on a monthly assessment of the aged receivables.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.  Allowance for doubtful accounts was $10 million and $8 million at December 31, 2009 and 2008, respectively.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Properties

The Company records properties at cost.  Maintenance and repairs are charged to earnings; replacements and betterments are capitalized.  When Eastman retires or otherwise disposes of assets, it removes the cost of such assets and related accumulated depreciation from the accounts.  The Company records any profit or loss on retirement or other disposition in earnings.  Asset impairments are reflected as increases in accumulated depreciation for properties that have been placed in service.  In instances when an asset has not been placed in service and is impaired, the associated costs are removed from the appropriate property accounts.

Depreciation

Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets (buildings and building equipment 20 to 50 years; machinery and equipment 3 to 33 years), generally using the straight-line method.  Accelerated depreciation is reported when the estimated useful life is shortened and continues to be reported in Cost of Sales.

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.  Capitalized software in 2009, 2008, and 2007 was approximately $8 million, $10 million, and $11 million, respectively.  During those same periods, approximately $11 million, $11 million, and $13 million, respectively, of previously capitalized costs were amortized.  At December 31, 2009 and 2008, the unamortized capitalized software costs were $21 million and $24 million, respectively.  Capitalized software costs are reflected in other noncurrent assets.

Impairment of Long Lived Assets

Long-lived assets and certain identifiable intangibles to be held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If the carrying amount is not considered to be recoverable, an analysis of fair value is triggered.  An impairment is recorded for the excess of the carrying amount of the asset over the fair value.

The Company conducts its annual testing of goodwill and indefinite-lived intangible assets in third quarter of each year, unless events warrant more frequent testing.  Reporting units are identified for the purpose of assessing potential impairments of goodwill.  The carrying value of indefinite-lived intangibles is considered impaired when their fair value, as established by appraisal or based on undiscounted future cash flows of certain related products, is less than their carrying value.  If the fair value of a reporting unit is less than the carrying value of goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.

Investments

The consolidated financial statements include the accounts of the Company and all its subsidiaries in which a controlling interest is maintained.

Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.  Under the equity method of accounting, these investments are included in other noncurrent assets.  The Company includes its share of earnings and losses of such investments in other charges (income), net and its share of other comprehensive income (loss) in the appropriate component of other accumulated comprehensive income (loss) in stockholders' equity.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Additionally, Eastman provides life insurance and health care and dental benefits for eligible retirees and health care benefits for retirees' eligible survivors.  The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase for employees, and health care cost trends.  The cost of providing plan benefits depends on demographic assumptions including retirements, mortality, turnover, and plan participation.  For additional information, see Note 10, "Retirement Plans."

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.

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

The Company's cash expenditures related to environmental protection and improvement were approximately $173 million, $218 million, and $209 million in 2009, 2008, and 2007, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  The Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company enters into currency option and forward contracts to hedge anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro, British pound and the Japanese yen); and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  To mitigate short-term fluctuations in market prices for propane, ethane, and natural gas (major raw material and energy used in the manufacturing process), the Company enters into option and forward contracts.  From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

The Company's qualifying option and forward contracts are accounted for as hedges because the derivative instruments are designated and effective as hedges and reduce the Company's exposure to identified risks.  Gains and losses resulting from effective hedges of existing liabilities, firm commitments, or anticipated transactions are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items and are reported as a component of operating earnings.  Derivative assets and liabilities are recorded at fair value.

Deferred currency option premiums are included in the fair market value of the hedges.  The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire.

For additional information see Note 9, "Fair Value of Financial Instruments".

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

The Company records estimated obligations for customer programs and incentive offerings, which consist primarily of revenue or volume-based amounts that a customer must achieve over a specified period of time, as a reduction of revenue to each underlying revenue transaction as the customer progresses toward reaching goals specified in incentive agreements.  These estimates are based on a combination of forecast of customer sales and actual sales volume and revenues against established goals, the customer's current level of purchases, Eastman's knowledge of customer purchasing habits, and industry pricing practice.  The incentive payment rate may be variable, based upon the customer reaching higher sales volume or revenue levels over a specified period of time in order to receive an agreed upon incentive payment.

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue.  Shipping and handling costs incurred are recorded in cost of sales.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Share-based Compensation

The Company recognizes compensation expense in the financial statements for stock options and other share-based compensation awards based upon the grant-date fair value over the substantive vesting period.  For additional information, see Note 15, "Share-Based Compensation Plans and Awards."

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

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes.  Under this approach, deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid.  The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year.  Deferred taxes result from differences between the financial and tax bases of the Company's assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  Provision has been made for income taxes on unremitted earnings of subsidiaries and affiliates, except for subsidiaries in which earnings are deemed to be permanently reinvested.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions which is recorded as a component of the income tax provision.

2.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

Asset impairment and restructuring charges totaled $200 million during 2009, consisting primarily of $179 million in asset impairments related to the discontinuance of the Beaumont, Texas industrial gasification project and $23 million, net, for severance resulting from a reduction in force.  Restructuring charges totaled $46 million during 2008.  Impairments and restructuring charges totaled $112 million during 2007.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the 2009, 2008, and 2007 charges by segment:

(Dollars in millions)	2009	2008	2007
CASPI:
Severance charges	$5	$--	$(1)
Site closure and restructuring costs	(2)	--	--

Fibers:
Severance charges	4	--	--

PCI:
Severance charges	6	8	(1)
Site closure and restructuring costs	--	14	--

Performance Polymers:
Fixed asset impairments	--	--	118
Severance charges	4	2	(5)
Site closure and restructuring costs	--	22	--

Specialty Plastics:
Fixed asset impairments	--	--	2
Severance charges	4	--	(2)
Site closure and restructuring costs	--	--	1

Other:
Fixed asset impairments	133	--	--
Intangible asset and goodwill impairments	46	--	2
Site closure and restructuring costs	--	--	(2)

Total Eastman Chemical Company
Fixed asset impairments	$133	$--	$120
Intangible asset and goodwill impairments	46	--	2
Severance charges	23	10	(9)
Site closure and restructuring costs	(2)	36	(1)
Total Eastman Chemical Company	$200	$46	$112

2009

The Company announced during fourth quarter 2009, its decision to discontinue the Beaumont, Texas industrial gasification project due to a number of factors, including high capital costs, the current and projected reduced spread between natural gas and oil and petroleum coke prices, and continued uncertainty regarding U.S. energy and environmental public policy.  As a result of this decision the Company recorded an asset impairment of $179 million in fourth quarter 2009, reducing the project's book value to $56 million for assets the Company expects to recover.  For the purpose of calculating an impairment, the fair value of these assets was determined using Level 2 and Level 3 inputs as defined in the fair value hierarchy.  Of the $56 million, $8 million related to certain environmental credits classified as a Level 2, using observable prices for similar assets, and $48 million related to land and tangible assets is classified as a Level 3, based on various inputs, including real estate appraisals and unobservable market information for similar assets based on management's experience, including the evaluation of assumptions that market participants would use in pricing similar assets. For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

In first quarter 2009, the Company announced a reduction in force of approximately 300 employees, resulting in restructuring charges of $23 million, net for related severance.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2008

During 2008, the Company recorded $46 million in restructuring charges.  These charges consist of approximately $24 million in the Performance Polymers segment for restructuring at the South Carolina facility and $22 million in asset impairments and restructuring charges primarily for severance and pension charges in the Performance Chemicals and Intermediates ("PCI") segment resulting from the decision to close a previously impaired site in the United Kingdom.

2007

In fourth quarter 2007 asset impairments and restructuring gains totaled $4 million related primarily to the adjustments to previously recorded charges for Cendian Corporation, the Company's logistics subsidiary, and the polyethylene terephthalate ("PET") manufacturing facilities in Latin America which were sold in third quarter 2007.

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

In first and second quarter 2007, the Company recorded $2 million in charges related primarily to the site closure and asset removal related to the shutdown of the Company's Spanish cyclohexane dimethanol ("CHDM") manufacturing facility, located adjacent to the PET manufacturing facility.  These charges were offset by the reversal of fourth quarter 2006 severance accrual at the same site, as the employees included in the CHDM severance accrual were employed by the purchaser of the San Roque, Spain PET manufacturing facility, relieving the Company of the severance obligation.  These charges were reflected in the Performance Polymers and Specialty Plastics segments.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2007	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2007

Noncash charges	$--	$122	$(122)	$--	$--
Severance costs	34	(9)	--	(18)	7
Site closure and restructuring costs	14	(1)	--	(2)	11
Total	$48	$112	$(122)	$(20)	$18

	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2008

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	7	10	--	(12)	5
Site closure and restructuring costs	11	34	--	(20)	25
Total	$18	$46	$(2)	$(32)	$30

	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2009

Noncash charges	$--	$179	$(179)	$--	$--
Severance costs	5	23	--	(23)	5
Site closure and restructuring costs	25	(2)	--	(18)	5
Total	$30	$200	$(179)	$(41)	$10

A majority of costs remaining for severance is expected to be applied to the reserves within one year.

During 2009, the Company accrued for approximately 300 employee separations.  As of the end of 2009, approximately 120 separations for the 2009 accrual were completed and all of the 2008 and 2007 separations were completed.  During 2008 and 2007, the Company accrued for approximately 40 and 25 employee separations, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	INVENTORIES

	December 31,
(Dollars in millions)	2009	2008

At FIFO or average cost (approximates current cost)
Finished goods	$547	$634
Work in process	168	200
Raw materials and supplies	262	328
Total inventories	977	1,162
LIFO Reserve	(446)	(525)
Total inventories	$531	$637

Inventories valued on the LIFO method were approximately 75 percent of total inventories for 2009 and 2008, respectively.

4.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2009	2008
Properties
Land	$78	$79
Buildings and building equipment	849	803
Machinery and equipment	7,456	7,190
Construction in progress	142	455
Properties and equipment at cost	$8,525	$8,527
Less: Accumulated depreciation	5,415	5,329
Net properties	$3,110	$3,198

Cumulative construction-period interest of $208 million and $204 million, reduced by accumulated depreciation of $127 million and $130 million, is included in net properties at December 31, 2009 and 2008, respectively.  During fourth quarter 2009, the Company recognized asset impairments of $133 million related to the Beaumont, Texas industrial gasification project.  For additional information see Note 2, "Asset Impairments and Restructuring Charges, Net".

Interest capitalized during 2009, 2008, and 2007 was $14 million, $12 million, and $10 million, respectively.

Depreciation expense related to continuing operations was $262 million, $256 million, and $313 million for 2009, 2008, and 2007, respectively.  Depreciation expense for the year ended December 31, 2008 included $9 million of accelerated depreciation costs related to restructuring decisions in association with cracking units in Longview, Texas, and higher cost PET polymer intermediates assets in Columbia, South Carolina.  The accelerated depreciation at Longview, Texas and the transformation at Columbia, South Carolina were completed in 2008.  The Company shut down the first of three cracking units as part of the stage phase-out of its three oldest cracking units in Longview, Texas in fourth quarter 2007.  Shutdown timing for the remaining two units will depend on feedstock and olefin market conditions.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:
(Dollars in millions)	CASPI Segment	Other Segments	Total

Reported balance at December 31, 2007	$310	$6	$316
Additions	--	10	10
Currency translation adjustments	(1)	--	(1)
Reported balance at December 31, 2008	$309	$16	$325
Impairment	--	(10)	(10)
Reported balance at December 31, 2009	$309	$6	$315

Goodwill and indefinite-lived intangibles primarily consist of goodwill in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.  The Company also had recorded goodwill and other intangibles associated with the Beaumont, Texas industrial gasification project.  In fourth quarter 2009, the Company announced the discontinuance of the Beaumont, Texas industrial gasification project, which resulted in an impairment of the Beaumont industrial gasification project goodwill and other intangible assets.

Included in the reported balance for goodwill are accumulated impairment losses of $44 million at December 31, 2009 and $34 million at December 31, 2008 and 2007.

Intangible assets include developed technology, customer lists, patents and patent licenses, and trademarks with a net book value of $43 million in 2009 and $79 million in 2008.  Other intangible assets are included in other noncurrent assets on the balance sheet.

6.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.   Eastman's net investment in the joint venture at December 31, 2009 and 2008 was approximately $36 million and $39 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.  Such amounts are included in other noncurrent assets.

Eastman owns a 50 percent interest in Nanjing Yangzi Eastman Chemical Ltd. ("Nanjing"), a company which manufactures EastotacTM hydrocarbon tackifying resins for the adhesives market.  This joint venture is accounted for under the equity method and is included in other noncurrent assets.  At December 31, 2009 and 2008, the Company's investment in Nanjing was approximately $6 million and $5 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2009	2008

Trade creditors	$427	$390
Accrued payrolls, vacation, and variable-incentive compensation	125	129
Accrued taxes	33	41
Post-employment obligations	61	60
Interest payable	32	30
Bank overdrafts	6	4
Other	116	165
Total payables and other current liabilities	$800	$819

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

8.	BORROWINGS

	December 31,
(Dollars in millions)	2009	2008

Borrowings consisted of:
7% notes due 2012	$152	$154
6.30% notes due 2018	205	207
5.5% notes due 2019	250	--
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Credit facility borrowings	--	84
Other	2	15
Total borrowings	1,604	1,455
Borrowings due within one year	--	(13)
Long-term borrowings	$1,604	$1,442

At December 31, 2009, the Company had a $700 million revolving credit facility (the "Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.  At December 31, 2008, the Company had both the Credit Facility and a 60 million euro credit facility, with borrowings totaling $84 million at an effective interest rate of 3.74 percent.

On November 2, 2009, the Company issued notes in the principal amount of $250 million due 2019 and bearing interest at 5.50% per annum.  Proceeds from the sale of notes, net of approximately $2 million in transaction fees, were $248 million.

At December 31, 2009 the Company had no outstanding interest rate swaps.  In December 2008, outstanding interest rate swaps were settled with an unrecognized gain of $36 million which will be amortized into interest expense over the remaining term of the respective bonds resulting in effective interest rates of 5.22 percent for the 7% notes due in 2012 and 4.14 percent for the 6.30% notes due in 2018.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Borrowings

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

	December 31, 2009		December 31, 2008
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,604	$1,656	$1,442	$1,369

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$52	$--	$52	$--
Derivative Liabilities	(21)	--	(21)	--
	$31	$--	$31	$--

(Dollars in millions)		Fair Value Measurements at December 31, 2008
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$16	$--	$16	$--
Derivative Liabilities	(14)	--	(14)	--
	$2	$--	$2	$--

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

Fair Value Hedges
Fair value hedges are defined by accounting principles generally accepted in the U.S. ("GAAP") as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

As of December 31, 2009, the Company had no active fair value hedges.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2009, the total amount of the Company's foreign exchange forward and option contracts was a $25 million asset.  As of December 31, 2009, the total amount of the Company's feedstock/energy forward and option contracts was a $6 million net asset.

Fair Value of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)	December 31, 2009
Asset Derivatives	Balance Sheet Location	Fair Value
Commodity contract	Other current assets	$7
Foreign exchange contracts	Other current assets	14
Foreign exchange contracts	Other noncurrent assets	11
		$32

(Dollars in millions)	December 31, 2009
Liability Derivatives	Balance Sheet Location	Fair Value
Commodity contract	Payables and other current liabilities	$1
		$1

Derivatives' Cash Flow Hedging Relationships

(Dollars in millions)	Twelve Months 2009
Derivatives Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion) December 31, 2009	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion) December 31, 2009
Commodity contract	$9	Cost of sales	$(6)
Foreign exchange contracts	(2)	Sales	23
	$7		$17

For twelve months ended December 31, 2009, there was no material ineffectiveness with regard to the Company's cash flow hedges.

Nondesignated / Nonqualifying Derivative Instruments
The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings.  The Company recognized approximately $1 million net loss on nonqualifying derivatives during 2009.

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

Raw Material and Energy Hedging

Raw material and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors.  To mitigate short-term fluctuations in market prices for propane, ethane, and natural gas, the Company enters into option and forward contracts.  These contracts are designated as cash flow hedges.  The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

Interest Rate Hedging

The Company's policy is to manage interest expense using a mix of fixed and variable rate debt.  To manage this mix effectively, the Company enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  These swaps are designated as hedges of the fair value of the underlying debt obligations and the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps.  As these instruments are 100 percent effective, there is no impact on earnings due to hedge ineffectiveness.

From time to time, the Company also utilizes interest rate derivative instruments, primarily forwards, to hedge the Company's exposure to movements in interest rates prior to anticipated debt offerings.  These instruments are designated as cash flow hedges and are typically 100 percent effective.  As a result, there is no current impact on earnings due to hedge ineffectiveness.

The mark-to-market gains or losses on these hedges are included in accumulated other comprehensive income (loss) to the extent effective, and are reclassified into interest expense over the term of the related debt instruments.

Hedging Summary

At December 31, 2009 and 2008, monetized positions and mark-to-market gains from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $27 million and $20 million, respectively.  If realized, approximately $20 million in gains will be reclassified into earnings during the next 12 months.  The mark-to-market gains or losses on non-qualifying, excluded and ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses recognized in 2009 and 2008.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	RETIREMENT PLANS

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Prior to 2000, benefits were calculated using a defined benefit formula based on age, years of service, and the employee's final average compensation as defined in the plans.  Effective January 1, 2000, the Company's U.S. defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended.  Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service, and final average compensation as defined in the plans.  The amended defined benefit pension plan uses a pension equity formula based on age, years of service, and final average compensation to calculate an employee's retirement benefits from January 1, 2000 forward.  Benefits payable will be the combined pre-2000 and post-1999 benefits.  Employees hired on or after January 1, 2007 are not eligible to participate in the U.S. defined benefit pension plans.

Benefits are paid to employees from trust funds.  Contributions to the plan are made as permitted by laws and regulations.  The pension trust fund does not directly own any of the Company's common stock.

Pension coverage for employees of Eastman's non-U.S. operations is provided, to the extent deemed appropriate, through separate plans.  The Company systematically provides for obligations under such plans by depositing funds with trustees, under insurance policies, or by book reserves.

Below is a summary balance sheet of the change in plan assets during 2009 and 2008, the funded status of the plans, amounts recognized in the Consolidated Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and non-U.S. defined benefit pension plans are also provided in the following tables.

Summary Balance Sheet

(Dollars in millions)	2009	2008

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,423	$1,470
Service cost	42	46
Interest cost	87	88
Actuarial loss	72	--
Plan amendments and other	--	(22)
Effect of currency exchange	17	(53)
Benefits paid	(133)	(106)
Benefit obligation, end of year	$1,508	$1,423

Change in plan assets:
Fair value of plan assets, beginning of year	$930	$1,346
Actual return on plan assets	76	(290)
Effect of currency exchange	14	(41)
Company contributions	200	21
Benefits paid	(133)	(106)
Fair value of plan assets, end of year	$1,087	$930

Funded Status at end of year	$(421)	$(493)

Amounts recognized in the Consolidated Statements of Financial Position consist of:
Current liability	$(4)	$(3)
Noncurrent liability	(417)	(490)
Net amount recognized, end of year	$(421)	$(493)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$779	$712
Prior service credit	(54)	(70)
Accumulated other comprehensive loss	$725	$642

The accumulated benefit obligation basis at the end of 2009 and 2008 was $1,415 million and $1,345 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of net periodic benefit cost recognized for Eastman's significant U.S. and non-U.S. defined benefit pension plans follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income

(Dollars in millions)	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$42	$46	$48
Interest cost	87	88	90
Expected return on assets	(100)	(105)	(105)
Curtailment charge	--	9	4
Amortization of:
Prior service credit	(16)	(16)	(9)
Actuarial loss	32	27	35
Net periodic benefit cost	$45	$49	$63

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment effect	$--	$15	$10
Current year actuarial (loss) gain	(96)	(395)	68
Current year prior service credit	--	16	49
Amortization of:
Prior service credit	(16)	(16)	(9)
Actuarial loss	32	27	35
Effect of currency exchange	(3)	13	(3)
Total	$(83)	$(340)	$150

	2009	2008	2007

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	5.73%	6.05%	6.03%
Expected return on assets	8.44%	8.47%	8.54%
Rate of compensation increase	3.53%	3.57%	3.83%

Weighted-average assumptions used to determine net periodic pension cost for years ended December 31:
Discount rate	6.05%	6.03%	5.66%
Expected return on assets	8.47%	8.54%	8.57%
Rate of compensation increase	3.57%	3.83%	3.78%

The fair value of plan assets for domestic plans at December 31, 2009 and 2008 was $854 million and $739 million, respectively, while the fair value of plan assets at December 31, 2009 and 2008 for non-U.S. plans was $233 million and $191 million, respectively.  At December 31, 2009 and 2008, the expected long-term rate of return on the U.S. plan assets was 9 percent, while the expected weighted-average long-term rate of return on non-U.S. plan assets was 6.41 percent and 6.40 percent at December 31, 2009 and 2008, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following chart reflects the fair value of the defined pension plans assets as of December 31, 2009:

(Dollars in millions)		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$18	$18	$--	$--
Fixed Income	186	--	186	--
Public Equity Funds	569	--	569	--
Private Equity, Real Estate Funds, and Other Alternative Investments	314	--	10	304
Total	$1,087	$18	$765	$304

The Company valued assets with unobservable inputs (Level 3), alternative investments, in private equity and real estate and other funds under the practical expedient method.  The practical expedient method allows reporting entities to use the most recently reported net asset value ("NAV") of qualifying investment companies provided it is not probable that the investment will be sold by the reporting entity at an amount different from the most recently reported NAV.

(Dollars in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity	Real Estate	Other Alternative Investments(1)	Total
Beginning balance at December 31, 2008	$106	$113	$101	$320
Return (loss) on plan assets	(9)	(30)	(3)	(42)
Purchases, sales, and settlements, net	10	9	7	26
Ending balance at December 31, 2009	$107	$92	$105	$304

(1) Primarily consists of natural resource and energy related limited partnership investments.

The target allocation for the Company's U.S. pension plan for 2010 and the asset allocation at December 31, 2009 and 2008, by asset category, is as follows:

	Target Allocation	Plan Assets at December 31, 2009	Plan Assets at December 31, 2008
Asset category

Equity securities	59%	58%	50%
Debt securities	12%	7%	6%
Real estate	9%	11%	16%
Other investments(1)	20%	24%	28%
Total	100%	100%	100%

(1) Primarily consists of private equity and natural resource and energy related limited partnership investments.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The asset allocation for the Company's non-U.S. pension plans at December 31, 2009 and 2008, and the target allocation for 2010, by asset category, is as follows:

	Target Allocation	Plan Assets at December 31, 2009	Plan Assets at December 31, 2008
Asset category

Equity securities	33%	33%	31%
Debt securities	50%	53%	54%
Other investments(1)	17%	14%	15%
Total	100%	100%	100%

(1) Primarily consists of an annuity contract and alternative investments.

The Company's investment strategy for its defined benefit pension plans is to maximize long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits.  A periodic asset/liability study is conducted in order to assist in the modification of the Company's long-term investment policy for the plan.  The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges.  The plans use a number of investment approaches including equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation.  The U.S. plan also invests in private equity and other funds.  This investment process provides for a well diversified portfolio which results in a portfolio of investments with no significant concentration of risk.  This diversification is created through investment across various asset classes, geographies, fund managers and individual securities.  The investment process is monitored by an investment committee comprised of various senior executives from within Eastman.

The expected rate of return for the portfolio was determined by modeling the expected long-term rates of return for the categories of investments held by the plan and the targeted allocation percentage against a number of various potential economic scenarios.

The Company funded its U.S. defined benefit pension plan by $181 million in 2009 and $100 million in 2007.

Benefits expected to be paid from pension plans are as follows:

(Dollars in millions)	2010	2011	2012	2013	2014	2015-2019
U.S. plans	$111	$117	$117	$122	$124	$635
Non U.S. plans	$6	$7	$7	$8	$8	$51

The estimated net actuarial loss and prior service credit for the pension plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2010 are $42 million and $16 million, respectively.

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), a qualified plan under Section 401(a) of the Internal Revenue Code, which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP").  Eastman anticipates that it will make annual contributions for substantially all U.S. employees equal to 5 percent of eligible compensation to the ESOP, or for employees who have five or more prior ESOP contributions, to other investment options within the EIP including the Eastman Stock Fund.  Employees may diversify to other investment funds within the EIP from the ESOP at any time without restrictions.  Allocated shares in the ESOP totaled 1,508,712; 1,465,656; and 1,540,303 shares as of December 31, 2009, 2008, and 2007, respectively.  Dividends on shares held by the EIP/ESOP are charged to retained earnings.  All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the Company amended its EIP/ESOP to provide a company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007.  Employees who are hired on or after January 1, 2007, will also be eligible for the 5 percent contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $34 million, $37 million, and $34 million for 2009, 2008, and 2007, respectively.

POSTRETIREMENT WELFARE PLANS

Eastman provides a subsidy toward life insurance and health care and dental benefits for eligible retirees hired prior to January 1, 2007, and a subsidy toward health care benefits for retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. plans.  Similar benefits are also made available to retirees of Holston Defense Corporation ("HDC"), a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunition plant.  For additional information on HDC, see Note 19, "Other Charges (Income), Net".

Eligible employees hired on or after January 1, 2007 have access to postretirement health care benefits, but Eastman does not provide a subsidy toward the premium cost of postretirement benefits for those employees.

A few of the Company's non-U.S. operations have supplemental health benefit plans for certain retirees, the cost of which is not significant to the Company.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Below is a summary balance sheet of the change in plan assets during 2009 and 2008, the funded status of the plans, amounts recognized in the Consolidated Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

Summary Balance Sheet

(Dollars in millions)	2009	2008

Change in benefit obligation:
Benefit obligation, beginning of year	$746	$716
Service cost	8	7
Interest cost	45	43
Plan participants' contributions	12	18
Actuarial loss	24	26
Benefits paid	(58)	(64)
Benefit obligation, end of year	$777	$746

Change in plan assets:
Fair value of plan assets, beginning of year	$55	$56
Actual return on plan assets	13	(19)
Company contributions	40	39
Reserve for third party contributions	(11)	25
Plan participants' contributions	12	18
Benefits paid	(58)	(64)
Fair value of plan assets, end of year	$51	$55

Funded status	$(726)	$(691)

Amounts recognized in the Consolidated Statements of Financial Position consist of:
Current liabilities	$(40)	$(40)
Non-current liabilities	(686)	(651)
Net amount recognized, end of year	$(726)	$(691)

Amounts recognized in accumulated other comprehensive income consist of:
Actuarial loss	$203	$191
Prior service credit	(148)	(172)
Accumulated other comprehensive loss	$55	$19

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the components of net periodic benefit cost recognized for Eastman's postretirement benefit cost follows:

Summary of Benefit Costs

(Dollars in millions)	2009	2008	2007

Components of net periodic benefit cost:
Service cost	$8	$6	$7
Interest cost	45	43	43
Expected return on assets	(3)	(4)	(3)
Amortization of:
Prior service credit	(23)	(23)	(23)
Actuarial loss	13	10	12
Net periodic benefit cost	$40	$32	$36

Weighted-average assumptions used to determine end of year benefit obligations:	2009	2008	2007

Discount rate	5.76%	6.08%	6.19%
Rate of compensation increase	3.50%	3.50%	3.75%
Health care cost trend
Initial	8.00%	8.00%	9.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2016	2015	2012

Weighted-average assumptions used to determine end of year net benefit cost:	2009	2008	2007

Discount rate	6.08%	6.19%	5.86%
Rate of compensation increase	3.50%	3.75%	3.75%
Health care cost trend
Initial	8.00%	9.00%	9.00%
Decreasing to ultimate trend of	5.00%	5.00%	5.00%
in year	2015	2012	2011

Benefits, net of participant contributions, expected to be paid for post-employment obligations are as follows:

(Dollars in millions)
	2010	2011	2012	2013	2014	2015-2019
U.S. plans	$44	$45	$46	$47	$49	$271

An 8 percent rate of increase in per capita cost of covered health care benefits is assumed for 2010.  The rate is assumed to decrease gradually to 5 percent for 2016 and remain at that level thereafter.  A 1 percent increase or decrease in health care cost trend would have had no material impact on the 2009 service and interest costs or the 2009 benefit obligation, because the Company's contributions for benefits are fixed.

The estimated net actuarial loss and prior service credit for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2010 are $12 million and $23 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	COMMITMENTS

Purchase Obligations and Lease Commitments

At December 31, 2009, the Company had various purchase obligations totaling approximately $1.1 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $104 million over a period of several years.  Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 45 percent relate to real property, including office space, storage facilities and land; and approximately 40 percent relate to railcars.  Rental expense, net of sublease income, was approximately $35 million, $44 million, and $56 million in 2009, 2008, and 2007, respectively.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Total

2010	$--	$--	$111	$257	$25	$393
2011	2	--	111	248	25	386
2012	152	--	106	242	17	517
2013	--	--	99	227	12	338
2014	--	--	99	33	10	142
2015 and beyond	1,450	--	889	85	15	2,439
Total	$1,604	$--	$1,415	$1,092	$104	$4,215

Accounts Receivable Securitization Program

In 1999, the Company entered into an agreement that allows the Company to sell certain trade receivables on a non-recourse basis to a consolidated special purpose entity which in turn may sell interests in those receivables to a third party purchaser which generally funds its purchases via the issuance of commercial paper backed by the receivables interests.  The annually renewable agreement permits the sale of undivided interests in domestic trade accounts receivable.  The assets of the special purpose entity are not available to satisfy the Company's general obligations.  Receivables sold to the third party totaled $200 million at December 31, 2009 and December 31, 2008.  Undivided interests in designated receivable pools were sold to the purchaser with recourse limited to the purchased interest in the receivable pools.  Average monthly proceeds from collections reinvested in the continuous sale program were approximately $228 million and $339 million in 2009 and 2008, respectively.  The securitization program was fully drawn at December 31, 2009 and renewed in July 2009.

In first quarter 2010, the Company will adopt new accounting guidance on the transfer of financial assets.  Outstanding accounts receivable that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net on the balance sheet.  Going forward, any amounts outstanding under the accounts receivable securitization program will be accounted for as a secured borrowing and reflected on the Statements of Financial Position.  In addition, the adoption of this new guidance will be reflected on the Statements of Cash Flows in first quarter 2010 as an increase in trade receivables which will reduce cash flows from operations by $200 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.   Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it has agreed to guarantee a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2009 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  These potential claims include actions based upon alleged exposures to products, intellectual property and environmental matters, and other indemnifications.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims.  However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

Variable Interest Entities

The Company has evaluated its material contractual relationships and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company is not the primary beneficiary of the VIE.  As such, in accordance with consolidations rules included in GAAP, the Company is not required to consolidate these entities.  In addition, the Company has evaluated long-term purchase obligations with an entity that may be a VIE at December 31, 2009.  This potential VIE is a joint venture from which the Company has purchased raw materials and utilities for several years.  The Company purchased approximately $40 million and $50 million of raw materials and utilities in 2009 and 2008, respectively.  The Company has no equity interest in this entity and has confirmed that one party to this joint venture does consolidate the potential VIE.  However, due to competitive and other reasons, the Company has not been able to obtain the necessary financial information to determine whether the entity is a VIE, and whether or not the Company is the primary beneficiary.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies."  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $42 million and $41 million at December 31, 2009 and 2008, respectively.

Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $20 million at December 31, 2009.   The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $32 million at December 31, 2009.

For additional information, refer to Note 25, "Reserve Rollforwards."

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2007, 2008, and 2009 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $

Balance at December 31, 2006	1	448	2,186	(174)	(432)	2,029

Net Earnings	--	--	300	--	--	300
Effect of adoption of accounting for uncertain income tax positions	--	--	8	--	--	8
Cash Dividends Declared (1)	--	--	(145)	--	--	(145)
Other Comprehensive Income	--	--	--	146	--	146
Share-based Compensation Costs (2)	--	18	--	--	--	18
Stock Option Exercises	--	91	--	--	--	91
Other (3)	--	16	--	--	1	17
Stock Repurchases	--	--	--	--	(382)	(382)
Balance at December 31, 2007	1	573	2,349	(28)	(813)	2,082

Net Earnings	--	--	346	--	--	346
Cash Dividends Declared (1)	--	--	(132)	--	--	(132)
Other Comprehensive Loss	--	--	--	(307)	--	(307)
Share-based Compensation Costs (2)	--	25	--	--	--	25
Stock Option Exercises	--	35	--	--	--	35
Other (3)	--	5	--	--	--	5
Stock Repurchases	--	--	--	--	(501)	(501)
Balance at December 31, 2008	1	638	2,563	(335)	(1,314)	1,553

Net Earnings	--	--	136	--	--	136
Cash Dividends Declared (1)	--	--	(128)	--	--	(128)
Other Comprehensive Loss	--	--	--	(50)	--	(50)
Share-based Compensation Costs (2)	--	19	--	--	--	19
Stock Option Exercises	--	7	--	--	--	7
Other (3)	--	(3)	--	--	--	(3)
Stock Repurchases	--	--	--	--	(21)	(21)
Balance at December 31, 2009	1	661	2,571	(385)	(1,335)	1,513

(1)	Includes cash dividends paid and dividends declared, but unpaid. Also, includes the redemption of the outstanding preferred stock purchase rights.
(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(3)
Includes tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been credited to paid-in capital and other items.

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share.  The Company declared dividends of $1.76 per share in each of 2009, 2008, and 2007.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The additions to paid-in capital for 2009, 2008, and 2007 are primarily the result of employee stock option exercises and compensation expense of equity awards.

On February 4, 1999, the Company was authorized by its Board of Directors to repurchase up to $400 million of its common stock.  Through January 2007, a total of 2.7 million shares of common stock was repurchased under the authorization at a cost of approximately $112 million.On February 20, 2007, the Board of Directors cancelled its prior authorization for stock repurchases and approved a new authorization for the repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in September 2007 acquiring a total of 4.6 million shares.  In October 2007, the Board of Directors authorized an additional $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2009, a total of 9.7 million shares have been repurchased under this authorization for a total amount of approximately $604 million.

The Company's charitable foundation held 82,674 shares of the Company's common stock at December 31, 2009, 2008, and 2007 which are reflected in treasury stock.

For 2009, 2008, and 2007, the weighted average number of common shares outstanding used to compute basic earnings per share was 72.5 million, 75.2 million, and 82.8 million, respectively, and for diluted earnings per share was 73.4 million, 76.0 million, and 83.9 million, respectively, reflecting the effect of dilutive share-based equity awards outstanding.  Stock options excluded from the 2009, 2008, and 2007 calculation of diluted earnings per share were 3,498,489; 2,355,954; and 1,026,284, respectively, because the total market value of option exercises for these awards was less than the total cash proceeds that would be received from these exercises.

Shares of common stock issued (1)	2009	2008	2007

Balance at beginning of year	94,495,860	93,630,292	91,579,441
Issued for employee compensation and benefit plans	279,204	865,568	2,050,851
Balance at end of year	94,775,064	94,495,860	93,630,292

(1) Includes shares held in treasury.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment $	Benefit Plans Unrecognized Losses and Prior Service Credits $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2007	157	(182)	(3)	--	(28)
Period change	(97)	(232)	23	(1)	(307)
Balance at December 31, 2008	60	(414)	20	(1)	(335)
Period change	17	(74)	7	--	(50)
Balance at December 31, 2009	77	(488)	27	(1)	(385)

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

15.	SHARE-BASED COMPENSATION PLANS AND AWARDS

2007 Omnibus Long-Term Compensation Plan

Eastman's 2007 Omnibus Long-Term Compensation Plan ("2007 Omnibus Plan") was approved by stockholders at the May 3, 2007 Annual Meeting of Stockholders and shall remain in effect until its fifth anniversary.  The 2007 Omnibus Plan authorizes the Compensation and Management Development Committee of the Board of Directors to:  grant awards, designate participants, determine the types and numbers of awards, determine the terms and conditions of awards and determine the form of award settlement.  Under the 2007 Omnibus Plan, the aggregate number of shares reserved and available for issuance is 4.1 million.  Any stock distributed pursuant to an award may consist of, in whole or in part, authorized and unissued stock, treasury stock, or stock purchased on the open market.  Under the 2007 Omnibus Plan and previous plans, the form of awards have included:  restricted stock and restricted stock units, stock options, stock appreciation rights ("SARs"), and performance shares.  The 2007 Omnibus Plan is flexible as to the number of specific forms of awards, but provides that stock options and SARs are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

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

For 2009, 2008, and 2007, total share-based compensation expense (before tax) of approximately $20 million, $21 million, and $26 million, respectively, was recognized in selling, general and administrative expense in the consolidated statement of earnings for all share-based awards of which approximately $5 million, $9 million, and $13 million, respectively, related to stock options.  The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for retirement-eligible employees.  For 2009, 2008, and 2007, approximately $2 million, $2 million and $3 million, respectively, of stock option compensation expense was recognized due to retirement eligibility preceding the requisite vesting period.

Stock Option Awards

Options have been granted on an annual basis to non-employee directors under predecessor plans to the 2008 Directors' Subplan and by the Compensation and Management Development Committee of the Board of Directors under the 2007 Omnibus Plan and predecessor plans to employees.  Option awards have an exercise price equal to the closing price of the Company's stock on the date of grant.  The term life of options is ten years with vesting periods that vary up to three years.  Vesting usually occurs ratably over the vesting period or at the end of the vesting period.  The Company utilizes the Black Scholes Merton option valuation model which relies on certain assumptions to estimate an option's fair value.

The weighted average assumptions used in the determination of fair value for stock options awarded in 2009, 2008, and 2007 are provided in the table below:

Assumptions	2009	2008	2007

Expected volatility rate	31.69%	21.96%	20.80%
Expected dividend yield	4.84%	2.66%	2.92%
Average risk-free interest rate	2.47%	2.76%	4.24%
Expected forfeiture rate	0.75%	0.75%	0.75%
Expected term years	5.20	5.00	4.40

The volatility rate of grants is derived from historical Company common stock price volatility over the same time period as the expected term of each stock option award.  The volatility rate is derived by mathematical formula utilizing the weekly high closing stock price data over the expected term.

The expected dividend yield is calculated using the Company's average of the last four quarterly dividend yields.

The average risk-free interest rate is derived from United States Department of Treasury published interest rates of daily yield curves for the same time period as the expected term.

GAAP specifies only share-based awards expected to vest be included in share-based compensation expense.  Estimated forfeiture rates are determined using historical forfeiture experience for each type of award and are excluded from the quantity of awards included in share-based compensation expense.

The weighted average expected term reflects the analysis of historical share-based award transactions and includes option swap and reload grants which may have much shorter remaining expected terms than new option grants.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the Company's stock option awards for 2009, 2008, and 2007 are presented below:

	2009		2008		2007
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	4,217,700	$54	4,481,300	$55	5,866,900	$52
Granted	355,300	56	445,700	38	643,000	65
Exercised	(167,600)	41	(691,500)	51	(2,010,100)	50
Cancelled, forfeited, or expired	(64,000)	46	(17,800)	55	(18,500)	59
Outstanding at end of year	4,341,400	$55	4,217,700	$54	4,481,300	$55

Options exercisable at year-end	3,493,800		2,980,100		2,686,800

Available for grant at end of year	1,899,323		2,545,400		3,379,200

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/09	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/09	Weighted-Average Exercise Price

$30-45	576,800	7.2	$37	293,100	$37
$46-52	568,400	2.8	48	568,400	48
$53-59	1,360,000	6.8	55	945,600	54
$60-64	1,239,900	6.5	61	1,239,700	61
$65-74	596,300	6.5	66	447,000	66
	4,341,400	6.2	$55	3,493,800	$56

The range of exercise prices of options outstanding at December 31, 2009 is approximately $30 to $74 per share.  The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2009 is $28 million and $20 million, respectively.  Intrinsic value is the amount by which the closing market price of the stock at December 31, 2009 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2009 is 5.6 years.

The weighted average fair value of options granted during 2009, 2008, and 2007 was $10.48, $6.59, and $11.12, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2009, 2008, and 2007, was $2 million, $15 million, and $30 million, respectively.  Cash proceeds received by the Company from option exercises and the related tax benefit totals $7 million and $0.5 million, respectively for 2009, $35 million and $4 million, respectively, for 2008, and $91 million and $10 million, respectively, for 2007.  The total fair value of shares vested during the years ended December 31, 2009, 2008, and 2007 was $8 million, $11 million, and $13 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's nonvested options as of December 31, 2009 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2009	1,237,500	$9.46
Granted	355,300	10.48
Vested	(743,800)	10.12
Forfeited	(1,300)	10.67
Nonvested Options at December 31, 2009	847,700	$9.31

For options unvested at December 31, 2009, approximately $2 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has awarded long-term performance stock awards, restricted stock awards, and stock appreciation rights.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return.  The recognized compensation cost before tax for these other share-based awards in the years ended December 31, 2009, 2008, and 2007 is approximately $15 million, $12 million, and $13 million, respectively.  The unrecognized compensation expense before tax for these same type awards at December 31, 2009 is approximately $35 million and will be recognized primarily over a period of three years.

16.	DIVESTITURES

Certain Businesses and Product Lines and Related Assets in the Performance Polymers Segment

On November 30, 2007, the Company sold its PET polymers production facilities in Mexico and Argentina and the related businesses for net proceeds of approximately $160 million and an earn-out provision based on certain future sales amounts.   The Company continued to produce certain intermediates products for the buyer under supply agreements through 2008.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  The results related to the Mexico and Argentina facilities are not presented as discontinued operations due to continuing involvement of the Company's Performance Polymers segment in the region including certain intermediates products sales to the divested sites.  During 2007, the Company recorded asset impairments and restructuring charges of approximately $115 million related to the Mexico and Argentina PET sites.

17.	DISCONTINUED OPERATIONS

In first quarter 2008, the Company sold its PET polymers and purified terephthalic acid ("PTA") production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million.  The Company recognized a gain of $18 million, net of tax, related to the sale of these businesses which includes the recognition of deferred currency translation adjustments of approximately $40 million, net of tax.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.  During first quarter 2007, the Company recorded asset impairments and restructuring charges of $21 million for its PET polymers manufacturing facility in Spain, which it sold in second quarter 2007.  Net proceeds from the sale of the Spain site were approximately $40 million.  In addition, the Company indemnified the buyer against certain liabilities primarily related to taxes, legal matters, environmental matters, and other representations and warranties.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The manufacturing facilities in the Netherlands, United Kingdom, and Spain, and related businesses represent the Company's European PET business and qualify as a component of an entity under GAAP for the impairment or disposal of long-lived assets, and accordingly their results are presented as discontinued operations and are not included in the results from continuing operations for all periods presented in the Company's unaudited consolidated financial statements.

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

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For years ended December 31,
(Dollars in millions)	2009	2008	2007

Sales	$--	$169	$542
Earnings (loss) before income taxes	--	6	(9)
Loss from discontinued operations, net of tax	--	--	(10)
Gain (loss) on disposal, net of tax	--	18	(11)

18.	OTHER OPERATING INCOME, NET

(Dollars in millions)	2009	2008	2007

Other operating income, net	$--	$(16)	$--

Other operating income, net for 2008 reflected a gain of $16 million from the sale of certain mineral rights at an operating manufacturing site.

19.	OTHER CHARGES (INCOME), NET

(Dollars in millions)	2009	2008	2007

Foreign exchange transactions losses (gains)	$5	$17	$(11)
Investments losses (gains)	5	6	(12)
Other, net	3	(3)	(5)
Other charges (income), net	$13	$20	$(28)

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, other non-operating income or charges related to HDC, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Investment losses (gains) for 2009, 2008, and 2007 included gains of $4 million in each year resulting from a favorable decision in 2006 of the U.S. Department of the Army to reimburse post-employment benefits being provided to retirees of HDC, a wholly owned subsidiary.  This gain reflected a portion of the unrecognized gain resulting from the reimbursement decision that will be amortized into earnings over future periods.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	INCOME TAXES

Components of earnings (loss) before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

(Dollars in millions)	2009	2008	2007

Earnings (loss) from continuing operations before income taxes
United States	$165	$355	$489
Outside the United States	61	74	(19)
Total	$226	$429	$470

Provision (benefit) for income taxes on earnings from continuing operations
United States
Current	$(101)	$88	$173
Deferred	165	7	(24)
Outside the United States
Current	17	16	(30)
Deferred	1	(1)	21
State and other
Current	(12)	2	10
Deferred	20	(11)	(1)
Total	$90	$101	$149

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity.

(Dollars in millions)	2009	2008	2007

Unrecognized gains (losses) and prior service credits for benefit plans	$(47)	$(142)	$56
Cumulative translation adjustment	2	16	5
Unrealized gains (losses) on cash flow hedges	4	14	3
Total	$(41)	$(112)	$64

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

(Dollars in millions)	2009	2008	2007

Continuing operations	$90	$101	$149
Discontinued operations	--	(12)	(3)
Other comprehensive income	(41)	(112)	64
Total	$49	$(23)	$210

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Differences between the provision for income taxes on earnings from continuing operations and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2009	2008	2007

Amount computed using the statutory rate	$79	$150	$165
State income taxes, net	5	(6)	8
Foreign rate variance	(2)	(4)	(3)
Domestic manufacturing deduction	5	(7)	(11)
ESOP dividend payout	(1)	(1)	(1)
Capital loss benefits	--	(12)	(3)
Change in reserves for tax contingencies	(5)	(8)	(2)
General business credits	7	(16)	(5)
Other	2	5	1
Provision for income taxes	$90	$101	$149

The 2009 effective tax rate reflects a $11 million tax charge associated with the recapture of gasification investment tax credits and a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense and a $5 million tax benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2009	2008

Deferred tax assets
Post-employment obligations	$496	$491
Net operating loss carry forwards	97	113
Capital loss carry forwards	--	33
Other	70	37
Total deferred tax assets	663	674
Less valuation allowance	(88)	(131)
Deferred tax assets less valuation allowance	$575	$543

Deferred tax liabilities
Depreciation	$(771)	$(599)
Inventory reserves	(26)	(23)
Total deferred tax liabilities	$(797)	$(622)

Net deferred tax liabilities	$(222)	$(79)

As recorded in the Consolidated Statements of Financial Position:
Other current assets	$11	$2
Other noncurrent assets	30	28
Payables and other current liabilities	(5)	(3)
Deferred income tax liabilities	(258)	(106)
Net deferred tax liabilities	$(222)	$(79)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $310 million at December 31, 2009.  It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States.  These entities are also subject to taxation in the foreign tax jurisdictions.  Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized.  Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction.  At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently.  Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.  A valuation allowance of $73 million at December 31, 2009, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2009, foreign net operating loss carryforwards totaled $346 million.  Of this total, $238 million will expire in 3 to 15 years; and $108 million has no expiration date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2009	2008

Miscellaneous receivables	$23	$10

Payables and other current liabilities	2	11
Other long-term liabilities	6	11
Total income taxes payable	$8	$22

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
	2009	2008	2007
(Dollars in millions)
Balance at January 1	$11	$24	$28
Additions based on tax positions related to current year	--	--	1
Reductions for tax positions of prior years	--	(4)	(3)
Settlements	--	(7)	--
Lapse of statute of limitations	(5)	(2)	(2)
Balance at December 31	$6	$11	$24

As of December 31, 2009, 2008, and 2007, $6 million, $11 million, and $24 million, respectively, of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest, net of tax, related to unrecognized tax benefits are recorded as a component of income tax expense.  As of January 1, 2009 and 2008, the Company had accrued a liability of approximately $2 million and $4 million, respectively, for interest, net of tax and had no accrual for tax penalties.  During 2009, the Company recognized income of $1 million for interest, net of tax and no penalties associated with unrecognized tax benefits, resulting in an accrued balance of $1 million for interest, net of tax benefit and no amount of penalties as of December 31, 2009.   During 2008, the Company recognized income of $2 million for interest, net of tax and no penalties associated with unrecognized tax benefits, resulting in an accrued balance of $2 million for interest, net of tax benefit and no amount of penalties as of December 31, 2008.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  It is reasonably possible that within the next 12 months the Company will recognize approximately $2 million of unrecognized tax benefits as a result of the expiration of relevant statutes of limitations.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

21.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

(Dollars in millions)	2009	2008	2007

Current assets	$(2)	$113	$(29)
Other assets	27	18	10
Current liabilities	(23)	10	(33)
Long-term liabilities and equity	5	21	5
Total	$7	$162	$(47)

The above changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, and value-added taxes.  The 2008 changes in current assets were primarily related to the monetization of interest rate, commodity, and foreign exchange hedges during 2008.  Monetizations in 2009 and 2007 were significantly less than in 2008.

Derivative financial instruments treated as hedges and related gains and losses are included in cash flows from operating activities.

Non-cash portion of losses from the Company's equity investments was $5 million and $9 million for 2009 and 2008, respectively.  Non-cash portions of earnings from the Company's equity investments in 2007 were $3 million.

(Dollars in millions)	2009	2008	2007

Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$82	$96	$108
Income taxes paid (refunded)	(71)	150	173

22.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the Specialty Plastics segment.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Specialty Plastics segment's key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products.  Included in these are highly specialized copolyesters and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, fiber, photographic and optical film, graphic arts, and general packaging.  In fourth quarter 2007, Eastman commercialized a new family of high-temperature copolyester products, Eastman TritanTM copolyester.

Research and development and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" operating losses.

(Dollars in millions)	2009	2008	2007
Sales by Segment
CASPI	$1,217	$1,524	$1,451
Fibers	1,032	1,045	999
PCI	1,330	2,160	2,095
Performance Polymers	719	1,074	1,413
Specialty Plastics	749	923	872
Total Sales by Segment	5,047	6,726	6,830
Other	--	--	--

Total Sales	$5,047	$6,726	$6,830

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2009	2008	2007
Operating Earnings (Loss)
CASPI (1)	$227	$202	$235
Fibers (2)	296	238	238
PCI (3)	63	153	220
Performance Polymers (4)	(66)	(57)	(207)
Specialty Plastics (5)	14	35	65
Total Operating Earnings by Segment	534	571	551
Other (6)	(217)	(52)	(47)

Total Operating Earnings	$317	$519	$504

(1)
CASPI includes $3 million and $(1) million in 2009 and 2007, respectively, in asset impairments and restructuring charges (gains) for the segment's portion of severance costs of a reduction in force and previously closed manufacturing facilities and $5 million in 2008 in other operating income related to the sale of certain mineral rights at an operating manufacturing site.

(2)	Fibers includes $4 million in 2009 in asset impairments and restructuring charges related to severance cost of a reduction in force.
(3)
PCI includes $6 million, $22 million, and $(1) million in 2009, 2008, and 2007, respectively, in asset impairments and restructuring charges (gains) related to severance costs of a reduction in force and the divestiture of the Batesville, Arkansas facility, manufacturing facilities outside the U.S., $5 million and $19 million in 2008 and 2007, respectively, in accelerated depreciation related to crackers at the Company's Longview, Texas facility, and other operating income of $9 million in 2008 related to the sale of certain mineral rights at an operating manufacturing site.

(4)
Performance Polymers includes $4 million, $24 million, and $113 million in 2009, 2008, and 2007, respectively, in asset impairments and restructuring charges related to severance costs related to a reduction in force, restructuring at the South Carolina facility, partially offset by a resolution of a contingency from the sale of the Company's PE and EpoleneTM polymer businesses divested in fourth quarter 2006, the PET divestitures in Mexico and Argentina, and the shutdown of a research and development pilot plant in Kingsport, Tennessee and $4 million and $29 million in 2008 and 2007, respectively, of accelerated depreciation related to assets in Columbia, South Carolina.

(5)
Specialty Plastics includes $4 million and $1 million in 2009 and 2007, respectively, in asset impairments and restructuring charges related to severance costs for a reduction in force, $1 million in 2007 of accelerated depreciation related to assets in Columbia, South Carolina, and $2 million in 2008 in other operating income related to the sale of certain mineral rights at an operating manufacturing site.

(6)	Other includes $179 million in 2009 in asset impairments and restructuring charges related to the discontinued industrial gasification project in Beaumont, Texas.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2009	2008	2007
Assets by Segment (1)
CASPI	$1,113	$1,160	$1,114
Fibers	726	758	692
PCI	784	844	1,062
Performance Polymers (2)	635	606	727
Specialty Plastics	910	828	622
Total Assets by Segment	4,168	4,196	4,217
Corporate Assets (4)	1,347	1,085	1,417
Assets Held for Sale (2)(3)	--	--	375
Total Assets	$5,515	$5,281	$6,009

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, and goodwill.
(2)
The Performance Polymers assets have decreased as a result of asset impairments, divestitures in Spain and Latin America, and classification of European assets as assets held for sale as of December 31, 2007.

(3)	For more information regarding assets held for sale, see Note 17, "Discontinued Operations."
(4)	For more information regarding the impairment of Beaumont, Texas industrial gasification project, see Note 2 "Asset Impairments and Restructuring Charges, Net".

(Dollars in millions)	2009	2008	2007
Depreciation Expense by Segment (1)
CASPI	$56	$50	$53
Fibers	59	50	57
PCI	53	53	70
Performance Polymers	39	49	81
Specialty Plastics	53	53	50
Total Depreciation Expense by Segment	260	255	311
Other	2	1	2

Total Depreciation Expense	$262	$256	$313

(1)
In the fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas and a planned shutdown of higher cost PET assets in Columbia, South Carolina.  In 2008, accelerated depreciation costs resulting from these decisions were $5 million and $4 million in PCI and Performance Polymers, respectively.  In 2007, accelerated depreciation costs were $19 million, $29 million, and $1 million in PCI, Performance Polymers, and Specialty Plastics segments, respectively.  In 2006, accelerated depreciation costs were $2 million, $7 million, and $1 million in PCI, Performance Polymers, and Specialty Plastics segments, respectively.

(Dollars in millions)	2009	2008	2007
Capital Expenditures by Segment
CASPI	$42	$69	$73
Fibers	29	87	87
PCI	49	126	104
Performance Polymers	27	126	126
Specialty Plastics	125	152	111
Total Capital Expenditures by Segment	272	560	501
Other	38	74	17

Total Capital Expenditures	$310	$634	$518

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

(Dollars in millions)	2009	2008	2007
Geographic Information
Sales
United States	$2,716	$3,965	$3,959
All foreign countries	2,331	2,761	2,871
Total	$5,047	$6,726	$6,830

Long-Lived Assets, Net
United States	$2,789	$2,794	$2,564
All foreign countries	321	404	518
Total	$3,110	$3,198	$3,082

23.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009

Sales	$1,129	$1,253	$1,337	$1,328
Gross profit	179	260	328	286
Asset impairment and restructuring charges, net	26	(3)	--	177
Earnings (loss) from continuing operations	2	65	101	(32)
Net earnings (loss)	2	65	101	(32)

Earnings (loss) from continuing operations per share (1)
Basic	$0.03	$0.89	$1.40	$(0.44)
Diluted	$0.03	$0.89	$1.38	$(0.44)

Net earnings (loss) per share (1)
Basic	$0.03	$0.89	$1.40	$(0.44)
Diluted	$0.03	$0.89	$1.38	$(0.44)

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008

Sales	$1,727	$1,834	$1,819	$1,346
Gross profit	337	321	322	146
Asset impairment and restructuring charges, net	17	3	2	24
Other operating income	--	--	--	(16)
Earnings (loss) from continuing operations	115	115	100	(2)
Gain from disposal of discontinued operations, net of tax	18	--	--	--
Net earnings (loss)	133	115	100	(2)

Earnings (loss) from continuing operations per share (1)
Basic	$1.47	$1.51	$1.35	$(0.03)
Diluted	$1.46	$1.48	$1.33	$(0.03)

Earnings from discontinued operations per share (1)(2)
Basic	$0.23	$--	$--	$--
Diluted	$0.22	$--	$--	$--

Net earnings (loss) per share (1)
Basic	$1.70	$1.51	$1.35	$(0.03)
Diluted	$1.68	$1.48	$1.33	$(0.03)

(1)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.
(2)	In first quarter 2008, the Company sold its PET polymers and PTA production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

24.	RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued new guidance related to the transfers of financial assets.  The new guidance addresses the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets.  This statement is effective for all Company financial asset transfers occurring on or after January 1, 2010.  The Company has concluded that this new guidance will impact the Company's consolidated financial position and cash flows upon adoption in first quarter 2010.  Prior to adoption of the new accounting guidance, the transfer of accounts receivable under the accounts receivable securitization program was accounted for as a sale which resulted in increased cash from operations at inception of the program in 1999.  The program has been consistently utilized every year since 2000 and, therefore, has had no impact on cash from operations since that time.  Going forward, any future transfers of accounts receivable will be treated as secured borrowings in the Statements of Financial Position.  These secured borrowings will be reflected as cash from financing activities in the Statements of Cash Flows.  The adoption of the new guidance, regardless of whether the Company continues to transfer accounts receivable subsequent to December 31, 2009, will result in an increase in accounts receivable of $200 million in the Statements of Financial Position and a corresponding decrease in cash flows from operations in the Statements of Cash Flows for the quarter ending March 31, 2010.

In June 2009, the FASB issued new guidance on the consolidation of variable interest entities.  The new guidance addresses improvements to financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This statement is effective for all variable interest entities the Company is involved with on or after January 1, 2010.  The Company has concluded that this new guidance will not have a material impact on the Company's consolidated financial position, liquidity, or results of operations upon adoption.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

		Additions
	Balance at January 1, 2007	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2007

Reserve for:
Doubtful accounts and returns	$15	$(1)	$--	$8	$6
LIFO Inventory	464	46	--	--	510
Environmental contingencies	47	3	--	8	42
Deferred tax valuation allowance	130	8	8	--	146
	$656	$56	$8	$16	$704

	Balance at January 1, 2008	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2008

Reserve for:
Doubtful accounts and returns	$6	$6	$--	$4	$8
LIFO Inventory	510	15	--	--	525
Environmental contingencies	42	5	--	6	41
Deferred tax valuation allowance	146	(10)	(5)	--	131
	$704	$16	$(5)	$10	$705

	Balance at January 1, 2009	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2009

Reserve for:
Doubtful accounts and returns	$8	$3	$--	$1	$10
LIFO Inventory	525	(79)	--	--	446
Environmental contingencies	41	3	--	2	42
Deferred tax valuation allowance	131	(45)	2	--	88
	$705	$(118)	$2	$3	$586

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2009, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company's internal control over financial reporting is a process designed under the supervision of the Company's CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and acquisitions and dispositions of assets of the Company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's financial statements.

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2009 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2010 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company. See "Part I - Item 1. Business - Available Information - SEC Filings and Corporate Governance Materials".

ITEM 11.	EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2010 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders " as included and to be filed in the 2010 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 1997, 2002, and 2007 Omnibus Long-Term Compensation Plans and the 1999 and 2002 Director Long-Term Compensation Plans.  Although stock and stock-based awards are still outstanding under the 1997 and 2002 Omnibus Long-Term Compensation Plans, as well as the 1999 and 2002 Director Long-Term Compensation Plans, no new shares are available under these plans for future awards.  All future share-based awards will be made from the 2007 Omnibus Long-Term Compensation Plan and the 2008 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders
Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2009 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	4,341,400	(1)	$55	1,899,300	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	4,341,400		$55	1,899,300

(1)
Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 1997, 2002, and 2007 Omnibus Long-Term Compensation Plans; the 1999 and 2002 Director Long-Term Compensation Plans; and the 2007 Director Long Term Compensation Subplan and the 2008 Director Long-Term Compensation Subplan, components of the 2007 Omnibus Long-Term Compensation Plan.

(2)
Shares of common stock available for future awards under the Company's 2007 Omnibus Long-Term Compensation Plan including the 2008 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2010 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 2 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2010 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ James P. Rogers
James P. Rogers
President and Chief Executive Officer

Date:	February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ James P. Rogers	President and	February 24, 2010
James P. Rogers	Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Senior Vice President and	February 24, 2010
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Controller and	February 24, 2010
Scott V. King	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS:

/s/ Gary E. Anderson	Director	February 24, 2010
Gary E. Anderson

/s/ Michael P. Connors	Director	February 24, 2010
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 24, 2010
Stephen R. Demeritt

/s/ J. Brian Ferguson	Executive Chairman of the Board	February 24, 2010
J. Brian Ferguson

/s/ Robert M. Hernandez	Director	February 24, 2010
Robert M. Hernandez

/s/ Renée J. Hornbaker	Director	February 24, 2010
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	February 24, 2010
Lewis M. Kling

/s/ Howard L. Lance	Director	February 24, 2010
Howard L. Lance

/s/ Thomas H. McLain	Director	February 24, 2010
Thomas H. McLain

/s/ David W. Raisbeck	Director	February 24, 2010
David W. Raisbeck

/s/ Peter M. Wood	Director	February 24, 2010
Peter M. Wood

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.02	Amended and Restated Bylaws of Eastman Chemical Company, as amended May 7, 2009 (incorporated herein by referenced to Exhibit 3(ii) to the Company's Current Report on Form 8-K dated May 7, 2009

4.01
Form of Eastman Chemical Company common stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.02
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated January 10, 1994)

4.03	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the Company's Current Report on Form 8-K dated January 10, 1994)

4.04	Officers' Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated June 8, 1994)

4.05	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated June 8, 1994)

4.06	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.07	Form of 7% Notes due April 15, 2012 (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

4.08
Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006)

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10
$200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, and July 8, 2009), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd. and SunTrust Robinson Humphrey, Inc., as agents. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

4.11
Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets , Inc. and J. P. Morgan Securities Inc., as  joint lead arrangers, as amended on November 16, 2007 and March 10, 2008 (incorporated herein by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01*	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.02*	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.03*	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.04*	2002 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.05*	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix B to Eastman Chemical Company's 2002 Annual Meeting Proxy Statement)

10.06*
Amended and Restated Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.07*
Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.08*
Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.09*
Amended and Restated Eastman Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2009)

10.10*	Amended Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.11*	Eastman Unit Performance Plan as amended and restated December 31, 2007	133

10.12*
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.13*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2009 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 4, 2008)

10.14*
Employment Agreement between Eastman Chemical Company and Mark J. Costa dated May 4, 2006 (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.15*	Amendment dated December 31, 2009, to Employment Agreement between Eastman Chemical Company and Mark J. Costa	139

10.16*	Notice of Stock Option Granted to Mark J. Costa on June 1, 2006 (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

10.17*
Form of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.18*
Forms of Award Notice for Stock Options Granted to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.19*
Forms of Award Notice for Stock Options Granted to Mark J. Costa (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.20*
Form of Performance Share Awards to Executive Officers (2007 – 2009 Performance Period) (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.21*
Form of Performance Share Award to Mark J. Costa (2007-2009 Performance Period) (incorporated herein by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.22*	1997 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.23*	2007 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.24*
Forms of Performance Share Awards to Executive Officers (2008 – 2010 Performance Period) (incorporated herein by reference to Exhibit 10.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.25*
Forms of Performance Share Awards to Executive Officers (2009 – 2011 Performance Period) (incorporated herein by reference to Exhibit 10.03 and 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.26*
Forms of Performance Share Awards to Executive Officers (2010 – 2012 Performance Period) (incorporated herein by reference to Exhibit 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.27*
2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.28*
2008 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.29*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2010 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 2, 2009)

10.30*
Forms of Restricted Stock Unit Awards to James P. Rogers, Mark J. Costa and Ronald C. Lindsay (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.31*	Form of Restricted Stock Unit Award to Curtis E. Espeland	140

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	142

21.01	Subsidiaries of the Company	143

23.01	Consent of Independent Registered Public Accounting Firm	145

31.01	Rule 13a – 14(a) Certification by James P. Rogers, President and Chief Executive Officer, for the year ended December 31, 2009	146

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2009	147

32.01	Section 1350 Certification by James P. Rogers, President and Chief Executive Officer, for the year ended December 31, 2009	148

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2009	149

99.01	Presentation of Revised Segment Financial Information	150

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Definition Linkbase Document (furnished, not filed)

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.