Form 10-K/A
period 2009-12-31
EASTMAN CHEMICAL CO
filed 2010-02-24
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K/A
Amendment 1

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Explanatory Note

Eastman Chemical Company is filing this Amendment No. 1 (the "Form 10-K/A") to our Annual Report on Form 10-K for the year ended December 31, 2009 (the "Form 10-K"), filed with the Securities and Exchange Commission ("SEC") on February 24, 2010, for the sole purpose of furnishing the Interactive Data File as Exhibit 101. The Interactive Data File was inadvertently omitted from the Form 10-K as originally filed due to unanticipated technical difficulties.

No other changes have been made to the Form 10-K. This Form 10-K/A continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-K.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a)	1.	Consolidated Financial Statements:

		Management's Responsibility for Financial Statements	*

		Report of Independent Registered Public Accounting Firm	*

		Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings	*

		Consolidated Statements of Financial Position	*

		Consolidated Statements of Cash Flows	*

		Notes to Company's Consolidated Financial Statements	*

	2.	Exhibits filed as part of this report are listed in the Exhibit Index

(b)	The Exhibit Index and required Exhibits to this report are included

*     Previously filed

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company
Date: February 24, 2010	[Missing Graphic Reference] Scott V. King Vice President, Controller and Chief Accounting Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

10.10*	Amended Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.11*	Eastman Unit Performance Plan as amended and restated December 31, 2007	**

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

10.15*	Amendment dated December 31, 2009, to Employment Agreement between Eastman Chemical Company and Mark J. Costa	**

10.16*	Notice of Stock Option Granted to Mark J. Costa on June 1, 2006 (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006)

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

10.31*	Form of Restricted Stock Unit Award to Curtis E. Espeland	**

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	**

21.01	Subsidiaries of the Company	**

23.01	Consent of Independent Registered Public Accounting Firm	**

31.01	Rule 13a – 14(a) Certification by James P. Rogers, President and Chief Executive Officer, for the year ended December 31, 2009	**

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2009	**

32.01	Section 1350 Certification by James P. Rogers, President and Chief Executive Officer, for the year ended December 31, 2009	**

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2009	**

99.01	Presentation of Revised Segment Financial Information	**

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Definition Linkbase Document (furnished, not filed)

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.
** Previously filed with the 2009 Form 10-K on February 24, 2010