Form 10-Q
period 2010-03-31
EASTMAN CHEMICAL CO
filed 2010-04-26
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
                        (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at March 31, 2010
Common Stock, par value $0.01 per share	72,393,327

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 39 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 38

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	35

1A.	Risk Factors	35

2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

6.	Exhibits	36

SIGNATURES

Signatures	37

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Three Months
(Dollars in millions, except per share amounts)	2010	2009

Sales	$1,564	$1,129
Cost of sales	1,243	950
Gross profit	321	179

Selling, general and administrative expenses	103	94
Research and development expenses	36	34
Asset impairments and restructuring charges, net	--	26
Operating earnings	182	25

Net interest expense	25	19
Other charges (income), net	6	4
Earnings before income taxes	151	2
Provision for income taxes	50	--
Net earnings	$101	$2

Earnings per share
Basic	$1.39	$0.03
Diluted	$1.37	$0.03

Comprehensive Income
Net earnings	$101	$2
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(12)	(10)
Change in unrecognized losses and prior service credits for benefit plans	3	--
Change in unrealized gains on derivative instruments	6	9
Total other comprehensive loss, net of tax	(3)	(1)
Comprehensive income	$98	$1

Retained Earnings
Retained earnings at beginning of period	$2,571	$2,563
Net earnings	101	2
Cash dividends declared	(32)	(32)
Retained earnings at end of period	$2,640	$2,533

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$483	$793
Trade receivables, net	687	277
Miscellaneous receivables	87	102
Inventories	588	531
Other current assets	32	32
Total current assets	1,877	1,735

Properties
Properties and equipment at cost	8,626	8,525
Less: Accumulated depreciation	5,459	5,415
Net properties	3,167	3,110

Goodwill	314	315
Other noncurrent assets	290	355
Total assets	$5,648	$5,515

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$866	$800
Borrowings due within one year	4	--
Total current liabilities	870	800

Long-term borrowings	1,603	1,604
Deferred income tax liabilities	261	258
Post-employment obligations	1,225	1,221
Other long-term liabilities	120	119
Total liabilities	4,079	4,002

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 95,048,707 and 94,775,064 for 2010 and 2009, respectively)	1	1
Additional paid-in capital	671	661
Retained earnings	2,640	2,571
Accumulated other comprehensive loss	(388)	(385)
	2,924	2,848
Less: Treasury stock at cost (22,738,054 shares for 2010 and 22,389,696 shares for 2009 )	1,355	1,335

Total stockholders' equity	1,569	1,513

Total liabilities and stockholders' equity	$5,648	$5,515

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2010	2009

Cash flows from operating activities
Net earnings	$101	$2

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	69	67
Provision (benefit) for deferred income taxes	16	(13)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(414)	5
(Increase) decrease in inventories	(58)	70
Increase (decrease) in trade payables	94	(17)
Increase (decrease) in liabilities for employee benefits and incentive pay	(45)	(55)
Other items, net	12	23

Net cash provided by (used in) operating activities	(225)	82

Cash flows from investing activities
Additions to properties and equipment	(31)	(110)
Proceeds from sale of assets and investments	4	24
Acquisitions of and investments in joint ventures	(18)	(20)
Additions to capitalized software	(2)	(2)

Net cash used in investing activities	(47)	(108)

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	2	6
Dividends paid to stockholders	(32)	(32)
Treasury stock purchases	(20)	--
Proceeds from stock option exercises and other items	12	5

Net cash used in financing activities	(38)	(21)

Effect of exchange rate changes on cash and cash equivalents	--	--

Net change in cash and cash equivalents	(310)	(47)

Cash and cash equivalents at beginning of period	793	387

Cash and cash equivalents at end of period	$483	$340

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2009 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries and joint ventures.  Eastman accounts for other joint ventures and investments where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

Effective January 1, 2010, the Company adopted accounting guidance on transfers of financial assets.  The impact of this guidance is prospective with changes in first quarter Statements of Consolidated Financial Position and the Statements of Cash Flows.  For additional information, refer to Notes 7, "Borrowings," and 10, "Commitments."

2.	ACQUISITION

On March 22, 2010, Eastman Fibers Korea Limited ("EFKL") completed the purchase of the acetate tow facility in Ulsan, Korea from SK Chemicals Co., Ltd. ("SK"), which has been accounted for as a business combination.  EFKL is a venture between the Company and SK, in which the Company has controlling ownership and operates the facility.  This acquisition establishes acetate tow manufacturing capacity for the Company in Asia, which supports the projected long term market growth for acetate tow in the region.

The fair value of total consideration is $111 million, which was paid in installments beginning in first quarter 2009.  Of the total consideration, $17 million remains unpaid and is primarily contingent upon achievement of an operational milestone in a future period.  The Company has determined the preliminary fair value of the acquired assets to be as follows: property, plant, and equipment of $101 million, inventory of $5 million, and technology of $5 million, which is equal to the fair value of the total consideration.

3.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

There were no asset impairments or restructuring charges in first quarter 2010.  In first quarter 2009, restructuring charges totaled $26 million primarily for severance charges resulting from a reduction in force.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2009 and first quarter 2010:

(Dollars in millions)	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2009

Non-cash charges	$--	$179	$(179)	$--	$--
Severance costs	5	23	--	(23)	5
Site closure and other restructuring costs	25	(2)	--	(18)	5
Total	$30	$200	$(179)	$(41)	$10

	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2010

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	5	--	--	(5)	--
Site closure and other restructuring costs	5	--	--	--	5
Total	$10	$--	$--	$(5)	$5

4.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2010	2009

At FIFO or average cost (approximates current cost)
Finished goods	$580	$547
Work in process	179	168
Raw materials and supplies	286	262
Total inventories	1,045	977
LIFO Reserve	(457)	(446)
Total inventories	$588	$531

Inventories valued on the LIFO method were approximately 75 percent of total inventories as of March 31, 2010 and December 31, 2009, respectively.

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2010	2009

Trade creditors	$530	$433
Accrued payrolls, vacation, and variable-incentive compensation	74	125
Accrued taxes	45	33
Post-employment obligations	62	61
Interest payable	30	32
Other	125	116
Total payables and other current liabilities	$866	$800

The current portion of post-employment obligations is an estimate of current year payments in excess of plan assets.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2010	2009	Change

Provision for income taxes	$50	$--	N/A
Effective tax rate	33%	N/A

First quarter 2010 effective tax rate reflects the Company's expected full year tax rate on reported operating earnings before income tax of approximately 33 percent.

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

7.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2010	2009

Borrowings consisted of:
7% notes due 2012	$151	$152
6.30% notes due 2018	204	205
5.5% notes due 2019	250	250
7 1/4% debentures due 2024	498	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Other	6	2
Total borrowings	1,607	1,604
Borrowings due within one year	(4)	--
Long-term borrowings	$1,603	$1,604

At March 31, 2010, the Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.

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

At March 31, 2010, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility") which expires in July 2010.   Borrowings under its A/R Facility are subject to interest rates based on a spread over lenders' borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2010, the Company had no outstanding borrowings under the A/R Facility.  Refer to Note 10, "Commitments" for further details regarding the A/R Facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	RETIREMENT PLANS

DEFINED BENFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	First Quarter
(Dollars in millions)	2010	2009

Service cost	$11	$11
Interest cost	21	21
Expected return on assets	(27)	(24)
Amortization of:
Prior service credit	(4)	(4)
Actuarial loss	11	7
Net periodic benefit cost	$12	$11

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

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company's U.S. plans:

Summary of Components of Net Periodic Benefit Costs
	First Quarter
(Dollars in millions)	2010	2009

Service cost	$3	$2
Interest cost	11	11
Expected return on assets	(1)	(1)
Amortization of:
Prior service credit	(6)	(6)
Actuarial loss	3	3
Net periodic benefit cost	$10	$9

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $39 million and $42 million at March 31, 2010 and December 31, 2009, respectively.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $9 million to the maximum of $20 million at March 31, 2010, and $10 million to the maximum of $20 million at December 31, 2009.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $30 million and $32 million at March 31, 2010 and December 31, 2009, respectively.

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At March 31, 2010, the Company had various purchase obligations totaling approximately $1 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $91 million over a period of several years.  Of the total lease commitments, approximately 15 percent relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 45 percent relates to real property, including office space, storage facilities and land; and approximately 40 percent relates to railcars.

Accounts Receivable Securitization Program

Effective January 1, 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company’s $200 million accounts receivable securitization program.  Beginning for periods after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company’s Statement of Financial Position at March 31, 2010, reflects an increase in trade receivables of $200 million, the amount transferred at December 31, 2009 under the securitization program, which reduced cash flows from operating activities by that amount for first quarter 2010.  As a result of the adoption of this accounting guidance, any amounts drawn on this accounts receivable securitization program would now be reflected as secured borrowings and disclosed in Note 7, "Borrowings."  At December 31, 2009 and March 31, 2009 the accounts receivable securitization program was fully drawn.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at March 31, 2010 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities

In June 2009, new accounting guidance on the consolidation of Variable Interest Entities ("VIEs") was issued.  This guidance is effective for all VIEs or potential VIEs the Company is involved with on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under the new guidance and concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Borrowings

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

	March 31, 2010		December 31, 2009
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,603	$1,734	$1,604	$1,656

Fair Value Measurements

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at March 31, 2010
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$41	$--	$41	$--
Derivative Liabilities	--	--	--	--
	$41	$--	$41	$--

(Dollars in millions)		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$52	$--	$52	$--
Derivative Liabilities	(21)	--	(21)	--
	$31	$--	$31	$--

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs and interest rates.  The Company uses various derivative financial instruments pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  For further information, see Note 9, "Fair Value of Financial Instruments", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.

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

As of March 31, 2010, the total notional amount of the Company’s interest rate swaps was $146 million.

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

As of March 31, 2010, the total amount of the Company's foreign exchange forward and option contracts was a $41 million asset.  As of March 31, 2010, the Company had no feedstock/energy forward and option contracts.

Fair Value of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value
Asset Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Commodity contract	Other current assets	$--	$7
Foreign exchange contracts	Other current assets	22	14
Foreign exchange contracts	Other noncurrent assets	19	11
		$41	$32

(Dollars in millions)		Fair Value
Liability Derivatives	Balance Sheet Location	March 31, 2010	December 31, 2009
Commodity contract	Payables and other current liabilities	$--	$1
		$--	$1

Derivatives' Cash Flow Hedging Relationships

(Dollars in millions)	First Quarter
Derivatives Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	March 31, 2010	March 31, 2009		March 31, 2010	March 31, 2009
Commodity contract	$(4)	$3	Cost of sales	$5	$(6)
Foreign exchange contracts	10	6	Sales	9	8
	$6	$9		$14	$2

For the quarter ended March 31, 2010, there was no material ineffectiveness with regard to the Company's cash flow hedges.

Nondesignated / Nonqualifying Derivative Instruments
The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings.  The Company recognized approximately $3 million net gain on nonqualifying derivatives during the quarter ended March 31, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

12.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2010 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2009	1	661	2,571	(385)	(1,335)	1,513

Net Earnings	--	--	101	--	--	101
Cash Dividends Declared (1)	--	--	(32)	--	--	(32)
Other Comprehensive Income (Loss)	--	--	--	(3)	--	(3)
Share-Based Compensation Expense (2)	--	5	--	--	--	5
Stock Option Exercises	--	7	--	--	--	7
Other (3)	--	(2)	--	--	--	(2)
Stock Repurchases	--	--	--	--	(20)	(20)
Balance at March 31, 2010	1	671	2,640	(388)	(1,355)	1,569

(1)	Includes cash dividends declared, but unpaid.
(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(3)
Includes tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Losses and Prior Service Credits for Benefit Plans $	Unrealized Gains on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2008	60	(414)	20	(1)	(335)
Period change	17	(74)	7	--	(50)
Balance at December 31, 2009	77	(488)	27	(1)	(385)
Period change	(12)	3	6	--	(3)
Balance at March 31, 2010	65	(485)	33	(1)	(388)

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

13.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2010	2009

Shares used for earnings per share calculation (in millions):
Basic	72.2	72.5
Diluted	73.3	72.9

In first quarter 2010 and 2009, common shares underlying options to purchase 1,902,310 shares of common stock and 4,181,434 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these exercises.  First quarter 2010 reflects the impact of 340,000 shares repurchased in the quarter.  There were no repurchases in first quarter 2009.

The Company declared cash dividends of $0.44 per share in first quarter 2010 and 2009.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In first quarter 2010 and 2009, approximately $5 million and $4 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact of approximately $3 million in both first quarter 2010 and 2009 net earnings is net of deferred tax expense related to share-based award compensation for each period.

Additional information regarding share-based compensation plans and awards may be found in Note 15, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.

15.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

(Dollars in millions)	First Quarter
	2010	2009

Current assets	$1	$(8)
Other assets	(2)	13
Current liabilities	14	20
Long-term liabilities and equity	(1)	(2)
Total	$12	$23

The above changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, value-added taxes, and other miscellaneous accruals.

16.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, the Performance Polymers segment, and the Specialty Plastics segment.  For additional information concerning the Company's segments' businesses and products, see Note 22, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.

Research and development and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" operating losses.

In first quarter 2010, the Company transferred certain intermediates product lines from the Performance Polymers segment to the PCI segment to improve optimization of manufacturing assets supporting the three raw material streams that supply the Company’s downstream businesses.  The revised segment composition reflects how management views and evaluates operations.  Accordingly, the amounts for sales, operating earnings, and assets have been adjusted to retrospectively apply these changes to all periods presented.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter
(Dollars in millions)	2010	2009
Sales by Segment
CASPI	$373	$250
Fibers	267	259
PCI	482	304
Performance Polymers	194	159
Specialty Plastics	248	157
Total Sales by Segment	1,564	1,129
Other	--	--

Total Sales	$1,564	$1,129

	First Quarter
(Dollars in millions)	2010	2009
Operating Earnings (Loss)
CASPI (1)	$66	$14
Fibers (1)	79	69
PCI (1)	37	(10)
Performance Polymers (1)	(13)	(18)
Specialty Plastics (1)	21	(18)
Total Operating Earnings by Segment	190	37
Other	(8)	(12)

Total Operating Earnings	$182	$25

(1)
First quarter 2009 includes a restructuring charge primarily for a severance program of $7 million, $4 million, $6 million, $4 million, and $5 million in the CASPI, Fibers, PCI, Performance Polymers, and Specialty Plastics segments, respectively.

	March 31,	December 31,
(Dollars in millions)	2010	2009
Assets by Segment (1)
CASPI	$1,216	$1,113
Fibers	859	726
PCI	998	844
Performance Polymers	624	575
Specialty Plastics	999	910
Total Assets by Segment	4,696	4,168
Corporate Assets	952	1,347

Total Assets	$5,648	$5,515

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, and goodwill.

17.	LEGAL MATTERS

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with Eastman Chemical Company's (the "Company" or "Eastman") audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2009 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this report.  All references to earnings per share contained in this report are diluted earnings per share unless otherwise noted.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), the Company's management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2009 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results.  These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

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
•	Company and segment operating earnings, net earnings, and diluted earnings per share excluding asset impairments and restructuring charges, net; and
•	Cash flows from operating activities excluding the impact of adoption of amended accounting guidance for transfers of financial assets.

In first quarter 2009, the Company announced that it was taking additional actions to further reduce costs in response to the ongoing global economic recession.  These actions included a reduction in force of approximately 300 employees that resulted in a restructuring charge of $26 million in the quarter.

In first quarter 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company’s $200 million accounts receivable securitization program.  For periods beginning after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company’s Statement of Financial Position at March 31, 2010 reflects an increase in trade receivables of $200 million, the amount transferred at December 31, 2009 under the securitization program, which reduced cash flows from operating activities by that amount for first quarter 2010.  At March 31, 2010, there were no transfers of receivables interests under the accounts receivable securitization program.

For evaluation and analysis of ongoing business results and of the impact on the Company and segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, Eastman’s management believes that Company and segment earnings should be considered both with and without asset impairments and restructuring charges.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the asset impairments and restructuring charges, net.  In addition, management believes that cash provided by (used in) operating earnings should be considered both with and without the impact of adoption of amended accounting guidance for transfers of financial assets.  Management utilizes these measures to evaluate business performance and its cash position and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company generated sales revenue of $1.6 billion and $1.1 billion in first quarter 2010 and first quarter 2009, respectively.  The sales revenue increase was due to higher sales volume primarily due to improved customer demand compared with the depressed levels in first quarter 2009, a favorable shift in product mix, and increased selling prices in response to higher raw material and energy costs.

Operating earnings were $182 million in first quarter 2010 compared with $25 million in first quarter 2009.  Operating earnings in first quarter 2009 were negatively impacted by a $26 million restructuring charge for a reduction in force.  Excluding this item, operating earnings were $51 million in first quarter 2009.  The increase in first quarter 2010 was due to higher sales volume and higher capacity utilization which led to lower unit costs and a favorable shift in product mix.  In addition, higher selling prices mostly offset higher raw material and energy costs.  In first quarter 2010, operating earnings included $12 million from acetyl license revenue and a negative impact of approximately $25 million from the previously announced power outage at the Longview, Texas manufacturing facility, primarily reflected in the Performance Chemicals and Intermediates ("PCI") and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.

Net earnings were $101 million in first quarter 2010 compared to $2 million in first quarter 2009.  Excluding the restructuring charge, net earnings were $18 million in first quarter 2009.  Earnings per diluted share were $1.37 in first quarter 2010 compared to $0.03 per diluted share in first quarter 2009.  Excluding the restructuring charge, earnings were $0.25 per diluted share in first quarter 2009.

The Company used $225 million in cash from operating activities during first quarter 2010 compared to $82 million provided by operating activities in first quarter 2009.  Excluding the $200 million impact of the adoption of amended accounting guidance discussed above in "Presentation of Non-GAAP Financial Measures", Eastman used $25 million in cash from operating activities primarily due to increased accounts receivable from increased sales.  Excluding the impact of the adoption of this amended accounting guidance, the Company expects to generate free cash flow of between $200 million and $300 million for full year 2010, assuming capital expenditures of between $250 million and $275 million and U.S. defined benefit pension plan funding of less than $25 million.  Free cash flow is defined as cash from operating activities minus capital expenditures and dividends.

The Company continued its growth initiatives in first quarter 2010.
•	In the Fibers segment, the Korean acetate tow facility was acquired and commenced production.
•	In the Specialty Plastics segment, the monomer manufacturing facility and the first Eastman TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee commenced production.
•
In the PCI segment, the Company entered into a definitive agreement to acquire Genovique Specialties Corporation, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications.

In addition, the Company announced on April 23, 2010 that it will review strategic options, including a possible divestiture, for its polyethylene terephthalate ("PET") business in the Performance Polymers segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2010	2009	Change

Sales	$1,564	$1,129	39%	22%	8%	8%	1%

Sales revenue in first quarter 2010 compared to first quarter 2009 increased $435 million primarily due to higher sales volume in the CASPI, Specialty Plastics, and PCI segments, a favorable shift in product mix primarily in the PCI, CASPI, and Specialty Plastics segments, and increased selling prices primarily in the PCI and Performance Polymers segments.  The higher sales volume was primarily due to improved customer demand compared with the depressed levels in first quarter 2009 and increased selling prices in response to higher raw material and energy costs.

	First Quarter
(Dollars in millions)	2010	2009	Change

Gross Profit	$321	$179	79%
As a percentage of sales	21%	16%

Gross profit and gross profit as a percentage of sales in first quarter 2010 increased compared to first quarter 2009 in all segments.  The increase was primarily due to higher sales volume and higher capacity utilization which led to lower unit costs and a favorable shift in product mix.  First quarter 2010 gross profit included $12 million from acetyl license revenue and was negatively impacted by approximately $25 million from the outage at the Texas manufacturing facility primarily reflected in the PCI and CASPI segments.

	First Quarter
(Dollars in millions)	2010	2009	Change

Selling, General and Administrative Expenses	$103	$94	10%
Research and Development Expenses ("R&D")	36	34	6%
	$139	$128	9%
As a percentage of sales	9%	11%

Selling, general and administrative expenses in first quarter 2010 were higher compared with first quarter 2009 primarily due to increased performance-based compensation expense.

R&D expenses in first quarter 2010 were higher compared with first quarter 2009 primarily due to higher R&D expenses for growth initiatives.

Asset Impairments and Restructuring Charges, Net

There were no asset impairments or restructuring charges in first quarter 2010.  In first quarter 2009, restructuring charges totaled $26 million primarily for severance charges resulting from a reduction in force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings
	First Quarter
(Dollars in millions)	2010	2009	Change

Operating earnings	$182	$25	>100%
Asset impairments and restructuring charges, net	--	26
Operating earnings excluding asset impairments and restructuring charges, net	$182	$51	>100%

Net Interest Expense

	First Quarter
(Dollars in millions)	2010	2009	Change

Gross interest costs	$27	$24
Less: capitalized interest	1	3
Interest expense	26	21	24%
Interest income	1	2
Net interest expense	$25	$19	32%

Net interest expense increased $6 million in first quarter 2010 compared to first quarter 2009 primarily due to higher borrowings and lower capitalized interest due to lower capital spending.

For 2010, the Company expects net interest expense to increase compared with 2009 primarily due to lower capitalized interest and higher average borrowings.

Other Charges (Income), Net

	First Quarter
(Dollars in millions)	2010	2009

Foreign exchange transactions losses	$3	$--
Investment losses, net	1	3
Other, net	2	1
Other charges (income), net	$6	$4

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2010	2009	Change

Provision for income taxes	$50	$--	N/A
Effective tax rate	33%	N/A

The first quarter 2010 effective tax rates reflects the Company's expected full year tax rate on reported operating earnings before income tax of approximately 33 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings and Diluted Earnings per Share
	2010		2009
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Net earnings	$101	$1.37	$2	$0.03
Asset impairments and restructuring charges, net of tax	--	--	16	0.22
Net earnings excluding asset impairments and restructuring charges, net of tax	$101	$1.37	$18	$0.25

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in five reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, the Performance Polymers segment, and the Specialty Plastics segment.  For additional information concerning the Company's operating businesses and products, see Note 22, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 16, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, as "other" sales revenue and operating losses.

In first quarter 2010, the Company transferred certain intermediates product lines from the Performance Polymers segment to the PCI segment to improve optimization of manufacturing assets supporting the three raw material streams that supply the Company’s downstream businesses.   The revised segment composition reflects how management views and evaluates operations.  Accordingly, the amounts for sales and operating earnings have been adjusted to retrospectively apply these changes to all periods presented.

CASPI Segment
	First Quarter
			$	%
(Dollars in millions)	2010	2009	Change	Change

Sales	$373	$250	$123	49%
Volume effect			86	34%
Price effect			6	3%
Product mix effect			25	10%
Exchange rate effect			6	2%

Operating earnings	66	14	52	>100%

Asset impairments and restructuring charges, net	--	7	(7)

Operating earnings excluding asset impairments and restructuring charges, net	66	21	45	>100%

Sales revenue increased $123 million in first quarter 2010 compared to first quarter 2009 primarily due to higher sales volume and a favorable shift in product mix.  The higher sales volume was due to improved customer demand compared to the depressed levels in first quarter 2009.  The favorable shift in product mix was due to higher sales volume in specialty polymers and specialty coalescents product lines due to the demand recovery in coatings markets, particularly in the Asia Pacific region.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating earnings increased $45 million in first quarter 2010 compared to first quarter 2009 primarily due to higher sales volume and higher capacity utilization which led to lower unit costs, and the favorable shift in product mix.  Operating earnings were negatively impacted by higher raw material and energy costs and by approximately $10 million from the outage at the Company's Texas manufacturing facility.

Fibers Segment
	First Quarter
			$	%
(Dollars in millions)	2010	2009	Change	Change

Sales	$267	$259	$8	3%
Volume effect			--	-- %
Price effect			5	2%
Product mix effect			3	1%
Exchange rate effect			--	-- %

Operating earnings	79	69	10	14%

Asset impairments and restructuring charges, net	--	4	(4)

Operating earnings excluding asset impairments and restructuring charges, net	79	73	6	8%

Sales revenue increased $8 million in first quarter 2010 compared to first quarter 2009 primarily due to higher selling prices in response to higher raw material costs.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating earnings increased $6 million in first quarter 2010 compared to first quarter 2009 primarily due to higher selling prices and higher capacity utilization for acetate yarn product lines.

During first quarter 2010, the Company completed the acquisition of and commenced production at the Korean acetate tow manufacturing facility.  The acquisition is expected to be fully integrated into the segment's production and sales processes in 2011.

PCI Segment
	First Quarter
			$	%
(Dollars in millions)	2010	2009	Change	Change

Sales	$482	$304	$178	58%
Volume effect			67	22%
Price effect			60	19%
Product mix effect			48	16%
Exchange rate effect			3	1%

Operating earnings (loss)	37	(10)	47	>100%

Asset impairments and restructuring charges, net	--	6	(6)

Operating earnings (loss) excluding asset impairments and restructuring charges, net	37	(4)	41	>100%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue increased $178 million in first quarter 2010 compared to first quarter 2009 due to higher sales volume, higher selling prices, and a favorable shift in product mix.  The higher sales volume was due to improved customer demand compared to the depressed levels in first quarter 2009.  The higher selling prices were primarily in the olefin-based product lines in response to higher raw material and energy costs.  The favorable shift in product mix was due to increased sales volume in higher priced olefin derivative product lines and also included $12 million from an acetyl technology licensing agreement in first quarter 2010.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results increased $41 million, due to higher selling prices, higher sales volume and higher capacity utilization which led to lower unit costs, and the favorable shift in product mix including the acetyl license revenue.  Operating earnings were negatively impacted by higher raw material and energy costs and by approximately $12 million from the outage at the Company's Texas manufacturing facility.

In first quarter 2010, the Company entered into a definitive agreement to acquire Genovique Specialties Corporation, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications.  The acquisition is expected to be completed after receipt of required regulatory approvals and satisfaction of other customary closing conditions.

Performance Polymers Segment
	First Quarter
			$	%
(Dollars in millions)	2010	2009	Change	Change

Sales	$194	$159	$35	22%
Volume effect			10	6%
Price effect			28	18%
Product mix effect			(3)	(2) %
Exchange rate effect			--	-- %

Operating loss	(13)	(18)	5	28%

Asset impairments and restructuring charges, net	--	4	(4)

Operating loss excluding asset impairments and restructuring charges, net	(13)	(14)	1	7%

Sales revenue in first quarter 2010 increased $35 million compared to first quarter 2009 primarily due to higher selling prices and higher sales volume.  Higher selling prices were primarily in response to higher raw material and energy costs, particularly for paraxylene.  Sales volume increased due to improved operations of the IntegRexTM-based PET facility.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results in first quarter 2010 improved slightly compared to first quarter 2009 as higher selling prices and the favorable impact of improved IntegRexTM operations were mostly offset by higher raw material and energy costs.  First quarter 2010 results were negatively impacted by continued difficult market conditions for PET in North America.

Operational difficulties following a fourth quarter 2008 debottleneck of its IntegRexTM technology facility in South Carolina persisted throughout 2009.  The Company completed a shutdown of the facility in fourth quarter 2009 which corrected these problems.  In first quarter 2010, the facility demonstrated the capability to produce quality ParaStarTM PET products at the facility's nameplate capacity of 525,000 metric tons.  The Company expects smaller Performance Polymers segment losses in 2010 based on this improved operational performance and the resulting capability for a more profitable mix of product sales.  In addition, the Company announced on April 23, 2010 that it will review strategic options, including a possible divestiture, for the PET business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Plastics Segment
	First Quarter
			$	%
(Dollars in millions)	2010	2009	Change	Change

Sales	$248	$157	$91	59%
Volume effect			78	50%
Price effect			(9)	(6) %
Product mix effect			19	13%
Exchange rate effect			3	2%

Operating earnings (loss)	21	(18)	39	>100%

Asset impairments and restructuring charges, net	--	5	(5)

Operating earnings (loss) excluding asset impairments and restructuring charges, net	21	(13)	34	>100%

Sales revenue increased $91 million in first quarter 2010 compared to first quarter 2009 primarily due to higher sales volume and a favorable shift in product mix.  The higher sales volume was due to improved customer demand compared to the depressed levels in first quarter 2009 and the positive impact of growth initiatives for core copolyesters and the TritanTM copolyester product lines.  The favorable shift in product mix was due to higher sales volume for cellulosic plastics sold into the liquid crystal display market.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results increased $34 million in first quarter 2010 compared to first quarter 2009 primarily due to higher sales volume and higher capacity utilization which led to lower unit costs and the favorable shift in product mix.

The Specialty Plastics segment is progressing with the market introduction of its new TritanTM copolyester, which it will supply from the monomer manufacturing facility and its first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee which were both completed in 2009 and became operational in first quarter 2010.

SUMMARY BY CUSTOMER LOCATION

    Sales Revenue

	First Quarter
(Dollars in millions)	2010	2009	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$837	$671	25%	13%	9%	3%	-- %
Asia Pacific	334	210	60%	34%	9%	16%	1%
Europe, Middle East, and Africa	276	178	55%	28%	(1) %	22%	6%
Latin America	117	70	66%	46%	18%	2%	-- %
	$1,564	$1,129	39%	22%	8%	8%	1%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in the United States and Canada increased in first quarter 2010 compared to first quarter 2009 primarily due to higher sales volumes in the PCI, CASPI, and Specialty Plastics segments and higher selling prices in the PCI and Performance Polymers segments, partially offset by declines in sales volume in the Performance Polymers segment, as sales shifted to the Latin America region.

Sales revenue in Asia Pacific increased in first quarter 2010 compared to first quarter 2009 primarily due to higher sales volume and a favorable shift in product mix, primarily in the Specialty Plastics and CASPI segments, and higher selling prices in all segments except the Specialty Plastics segment.

Sales revenue in Europe, Middle East, and Africa increased in first quarter 2010 compared to first quarter 2009 primarily due to higher sales volume in all segments and a favorable shift in product mix particularly in the PCI segment.  Product mix included sales revenue from the acetyl license in the PCI segment.  The region had minimal price effect change compared to other regions due to fewer sales from commodity product lines.

Sales revenue in Latin America increased in first quarter 2010 compared to first quarter 2009 primarily due to higher sales volume particularly in the Performance Polymers segment and higher selling prices in the Performance Polymers and PCI segments.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information on these practices, see Note 9, "Fair Value of Financial Instruments", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A of the Company's 2009 Annual Report on Form 10-K and Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Quarter
(Dollars in millions)	2010	2009

Net cash provided by (used in)
Operating activities	$(225)	$82
Investing activities	(47)	(108)
Financing activities	(38)	(21)
Effect of exchange rate changes on cash and cash equivalents	--	--
Net change in cash and cash equivalents	(310)	(47)

Cash and cash equivalents at beginning of period	793	387

Cash and cash equivalents at end of period	$483	$340

	First Quarter
(Dollars in millions)	2010	2009

Net cash provided by (used in) operating activities	$(225)	$82
Impact of adoption of amended accounting guidance (1)	200	--
Net cash provided by (used in) operating activities excluding item	(25)	82

Additions to properties and equipment	(31)	(110)
Dividends paid to stockholders	(32)	(32)

Free Cash Flow	$(88)	$(60)

(1)
First quarter 2010 cash from operating activities reflected the adoption of amended accounting guidance for transfers of financial assets which resulted in $200 million of receivables, which were previously accounted for as sold and removed from the balance sheet when transferred under the accounts receivable securitization program, being included on the first quarter balance sheet as trade receivables, net.  This increase in receivables reduced cash from operations by $200 million in first quarter 2010.

Cash used in operating activities was $225 million during first quarter 2010 compared to $82 million provided by operating activities in first quarter 2009.  The additional use of cash was primarily due to an increase in working capital, particularly trade receivables, net, more than offsetting higher net earnings.  End of quarter receivables were higher from increased sales as well as the impact of the adoption of amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company’s accounts receivable securitization program.  Inventories increased in response to higher prices and quantities.  Both the increase in receivables and inventory were partially offset by an increase in accounts payable driven by a higher level of purchasing activity.  The $23 million in other items, net in first quarter 2009 was primarily related to an accrual for the severance resulting from a reduction in force.

Cash used in investing activities was $47 million in first quarter 2010 compared to $108 million used in investing activities in first quarter 2009.  First quarter 2010 and 2009 included a payment for the acquisition of the Korean acetate tow facility.  Capital spending of $31 million in first quarter 2010 decreased primarily due to actions taken during 2009, including deferral of growth initiatives, in response to the global recession.

Cash used in financing activities totaled $38 million in first quarter 2010 compared to $21 million used in financing activities in first quarter 2009.  Share repurchases in first quarter 2010 were $20 million.

The payment of dividends is also reflected in financing activities in all periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects to generate positive free cash flow (operating cash flow excluding the $200 million impact of adoption of amended accounting guidance, less capital expenditures and dividends) in 2010 of between $200 million and $300 million, assuming capital expenditures of between $250 million and $275 million and U.S. defined benefit pension plan funding of less than $25 million.  The priorities for uses of available cash in 2010 are payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives, joint ventures and acquisitions), and repurchasing shares.

Liquidity

At March 31, 2010, the Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.

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

Additionally, at March 31, 2010, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility") which expires in July 2010.  Borrowings under the A/R Facility are subject to interest rates based on a spread over lenders' borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2010, the Company had no outstanding borrowings under the A/R Facility.

For more information regarding interest rates, refer to Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In 2009, the Company made $181 million in contributions to its U.S. defined benefit pension plan.  The Company expects to make contributions to its defined benefit pension plans in 2010 in an amount less than $25 million.

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

Capital Expenditures

Capital expenditures were $31 million and $110 million in first quarter 2010 and 2009, respectively.  The decrease was primarily due to the Company's capital spending reduction, including deferral of growth initiatives, in response to the global recession.  The Company expects that 2010 capital spending will be $250 million to $275 million, which is sufficient for required maintenance and certain strategic growth initiatives.

Other Commitments

At March 31, 2010, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled $4 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company had various purchase obligations at March 31, 2010 totaling approximately $1 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at March 31, 2010 totaling approximately $1.4 billion primarily related to pension, retiree medical, and other post-employment obligations.

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2010	$--	$4	$81	$193	$19	$151	$448
2011	2	--	110	250	23	65	450
2012	151	--	105	243	15	57	571
2013	--	--	99	226	10	58	393
2014	--	--	99	31	7	60	197
2015 and beyond	1,450	--	889	83	17	972	3,411
Total	$1,603	$4	$1,383	$1,026	$91	$1,363	$5,470

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

At March 31, 2010, the Company did not have any other material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.  Thus, Eastman is not materially exposed to any financing, liquidity, market, or credit risk related to the above or any other such relationships.

In June 2009, new accounting guidance on the consolidation of Variable Interest Entities ("VIEs") was issued.  This guidance is effective for all VIEs or potential VIEs the Company is involved with on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under this new guidance and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

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

Treasury Stock

In October 2007, the Company's Board of Directors authorized the repurchase of up to $700 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2010, a total of 10.1 million shares have been repurchased under this authorization for a total amount of approximately $625 million.  During first quarter 2010, the Company repurchased 340,000 shares of common stock for a cost of approximately $20 million.

Dividends

The Company declared cash dividends of $0.44 per share in first quarter 2010 and 2009.

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

•
to acquire and operate a cellulose acetate tow manufacturing facility and related business in Korea, with the facility to be operational in first quarter 2010 (acquired and operational in first quarter 2010) and fully integrated into the Fibers segment's production and sales processes in 2011;

•
to continue to progress with the introduction of its new Eastman TritanTM copolyester, which it will supply from the monomer manufacturing facility and its first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee which were both completed in 2009 and are expected to be operational in early 2010 (operational in first quarter 2010);

•
to improve the profitability of its PET product lines in the Performance Polymers segment as a result of improved operational performance of the South Carolina facility and more profitable mix of PET product sales, and to continue to pursue licensing opportunities;

•
to acquire Genovique Specialties Corporation, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications, with the transaction expected to be accretive to the Company’s full-year earnings per share, and expects the acquisition to be completed after receipt of required regulatory approvals and satisfaction of other customary closing conditions;

•	depreciation and amortization to be slightly higher than 2009 primarily due to expected completion of manufacturing facilities in 2010;

•	pension expense to be slightly higher than 2009, and to fund the U.S. defined benefit pension plan in an amount less than $25 million;

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

•	net interest expense to increase compared with 2009 primarily due to lower capitalized interest and higher average borrowings;

•	the effective tax rate to be approximately 33 percent;

•	capital spending to be between $250 million and $275 million for required maintenance and certain strategic growth initiatives;

•
to generate between $200 million and $300 million of positive free cash flow (operating cash flow excluding the $200 million impact of adoption of amended accounting guidance, less capital expenditures and dividends);

·
priorities for uses of available cash to be payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives, joint ventures and acquisitions), and repurchasing shares; and

•	full year earnings per share to be between $5.00 and $5.25 excluding any charges related to restructuring actions.

See "Forward-Looking Statements and Risk Factors" below.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Quarterly Report on Form 10-Q which are not statements of historical fact may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans; pension expenses and funding; credit ratings; anticipated restructuring, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of any acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors.  These plans and expectations and the underlying assumptions are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  Actual results could differ materially from expectations expressed in any forward-looking statement if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized.  In addition to the factors described elsewhere in this report, the following are the most significant known factors that could cause the Company's actual results to differ materially from those in any such forward-looking statement.  Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations:

Adverse and uncertain conditions in the global economy and the financial markets could negatively impact the Company.

Conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results have been affected by the impact of the recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges currently affecting the global economy.  The Company's customers may experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As a result, existing or potential customers may still delay or cancel plans to purchase products and may not be able to, or may be unwilling to, fulfill their obligations in a timely fashion.  Further, suppliers may experience similar conditions, which could impact their ability to fulfill their obligations to the Company.  If weakness in the global economy continues for significant future periods or if the global economy or financial markets experience significant new disruptions or deteriorations, the Company's results of operations, financial condition and cash flows could be materially adversely affected and the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2009 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2010, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Kingsport (Tennessee) Environmental Proceeding

In March 2010, representatives of the Company met with the Tennessee Department of Environment and Conservation ("TDEC") regarding alleged violations of state water quality control statutory provisions and regulations by the Company’s manufacturing operations in Kingsport, Tennessee.  At this meeting, TDEC provided the Company a draft enforcement order addressing these alleged violations.  Based on the Company’s meeting with TDEC and review of the draft enforcement order, the Company has determined that it is not reasonably likely that any civil penalty assessed by TDEC will be less than $100,000.  While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions in excess of $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company’s financial condition, results of operation, or cash flows.

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1- 31, 2010	1,323	$60.24	0	$96
February 1-28, 2010	341,672	$59.25	340,000	$75
March 1-31, 2010	5,363	$60.06	0	$75
Total	348,358	$59.27	340,000

(1)
Shares repurchased under a Company announced repurchase plan and shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the weighted average purchase price paid for share repurchases and the closing price of Eastman stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding obligations.

(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2010, a total of 10.1 million shares have been repurchased under this authorization for a total amount of $625 million. For additional information, see Note 12, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 38.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: April 26, 2010	By:	/s/Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	40

31.01	Rule 13a – 14(a) Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended March 31, 2010	41

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2010	42

32.01	Section 1350 Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended March 31, 2010	43

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2010	44

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Definition Linkbase Document (furnished, not filed)