Form 10-Q
period 2010-06-30
EASTMAN CHEMICAL CO
filed 2010-08-03
CIK 915389

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at June 30, 2010
Common Stock, par value $0.01 per share	72,242,224

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 45 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 44

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	41

1A.	Risk Factors	42

2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

6.	Exhibits	42

SIGNATURES

Signatures	43

EXHIBIT INDEX

Exhibit Index	44

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2010	2009	2010	2009

Sales	$1,724	$1,253	$3,288	$2,382
Cost of sales	1,320	993	2,563	1,943
Gross profit	404	260	725	439

Selling, general and administrative expenses	108	98	211	192
Research and development expenses	36	34	72	68
Asset impairments and restructuring charges, net	3	(3)	3	23
Operating earnings	257	131	439	156

Net interest expense	25	20	50	39
Other charges (income), net	8	5	14	9
Earnings before income taxes	224	106	375	108
Provision for income taxes	76	41	126	41
Net earnings	$148	$65	$249	$67

Earnings per share
Basic	$2.05	$0.89	$3.44	$0.92
Diluted	$2.02	$0.89	$3.38	$0.91

Comprehensive Income
Net earnings	$148	$65	$249	$67
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(9)	25	(21)	15
Change in unrecognized losses and prior service credits for benefit plans	6	(2)	9	(2)
Change in unrealized gains on derivative instruments	2	(8)	8	1
Total other comprehensive income (loss), net of tax	(1)	15	(4)	14
Comprehensive income	$147	$80	$245	$81

Retained Earnings
Retained earnings at beginning of period	$2,640	$2,533	$2,571	$2,563
Net earnings	148	65	249	67
Cash dividends declared	(32)	(32)	(64)	(64)
Retained earnings at end of period	$2,756	$2,566	$2,756	$2,566

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$435	$793
Trade receivables, net	721	277
Miscellaneous receivables	88	102
Inventories	635	531
Other current assets	30	32
Total current assets	1,909	1,735

Properties
Properties and equipment at cost	8,631	8,525
Less: Accumulated depreciation	5,476	5,415
Net properties	3,155	3,110

Goodwill	376	315
Other noncurrent assets	359	355
Total assets	$5,799	$5,515

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$880	$800
Borrowings due within one year	6	--
Total current liabilities	886	800

Long-term borrowings	1,605	1,604
Deferred income tax liabilities	285	258
Post-employment obligations	1,216	1,221
Other long-term liabilities	130	119
Total liabilities	4,122	4,002

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 95,417,504 and 94,775,064 for 2010 and 2009, respectively)	1	1
Additional paid-in capital	697	661
Retained earnings	2,756	2,571
Accumulated other comprehensive loss	(389)	(385)
	3,065	2,848
Less: Treasury stock at cost (23,257,954 shares for 2010 and 22,389,696 shares for 2009 )	1,388	1,335

Total stockholders' equity	1,677	1,513

Total liabilities and stockholders' equity	$5,799	$5,515

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2010	2009

Cash flows from operating activities
Net earnings	$249	$67

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	139	134
Provision for deferred income taxes	12	140
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(433)	(52)
(Increase) decrease in inventories	(90)	191
Increase (decrease) in trade payables	90	(55)
Increase (decrease) in liabilities for employee benefits and incentive pay	(10)	(22)
Other items, net	24	(66)

Net cash provided by (used in) operating activities	(19)	337

Cash flows from investing activities
Additions to properties and equipment	(76)	(204)
Proceeds from sale of assets and investments	11	25
Acquisitions and investments in joint ventures	(189)	(36)
Additions to capitalized software	(3)	(4)
Other items, net	--	(7)

Net cash used in investing activities	(257)	(226)

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	1	9
Repayment of borrowings	--	(2)
Dividends paid to stockholders	(64)	(64)
Treasury stock purchases	(53)	--
Proceeds from stock option exercises and other items	33	9

Net cash used in financing activities	(83)	(48)

Effect of exchange rate changes on cash and cash equivalents	1	--

Net change in cash and cash equivalents	(358)	63

Cash and cash equivalents at beginning of period	793	387

Cash and cash equivalents at end of period	$435	$450

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Effective January 1, 2010, the Company adopted amended accounting guidance on transfers of financial assets.  The impact of this guidance is prospective with changes in first six months Statements of Consolidated Financial Position and the Statements of Cash Flows.  For additional information, refer to Notes 8, "Borrowings," and 11, "Commitments."

2.	ACQUISITIONS

Genovique Specialties Corporation
On April 30, 2010, Eastman completed the stock purchase of Genovique Specialties Corporation ("Genovique"), which has been accounted for as a business combination.  Genovique is a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition includes Genovique's manufacturing operations in Kohtla-Järve, Estonia, Chestertown, Maryland, and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers are a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  The acquisition adds differentiated, sustainably-advantaged products to Eastman's Performance Chemicals and Intermediates ("PCI") segment and enhances the Company's diversification into emerging geographic regions.

The total purchase price was approximately $160 million, including assumed debt of $5 million.  Transaction costs associated with the acquisition were expensed as incurred.  The table below shows the preliminary fair value purchase price allocation for the Genovique acquisition:

Dollars in millions

Current assets	$48
Properties and equipment	33
Intangible assets	59
Other noncurrent assets	2
Goodwill	64
Current liabilities	(17)
Long-term liabilities	(29)
Total purchase price	$160

Acquired intangible assets consist of $44 million in established customer relationships, $14 million in trade names, and $1 million in developed technology.  The customer relationships and developed technology intangible assets have remaining useful lives of 16 and 7 years, respectively.  Trade names have been determined to have an indefinite life.  Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed, is attributed to the synergies between the acquired company and Eastman.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Korean Acetate Tow Facility
On March 22, 2010, Eastman Fibers Korea Limited ("EFKL") completed the purchase of the acetate tow facility in Ulsan, Korea from SK Chemicals Co., Ltd. ("SK"), which has been accounted for as a business combination.  EFKL is a venture between the Company and SK, in which the Company has controlling ownership and operates the facility.  This acquisition established acetate tow manufacturing capacity for the Company in Asia and supports projected long term sales growth for acetate tow in the region.

The fair value of total consideration was $111 million, which was paid in installments beginning first quarter 2009 and completed second quarter 2010.  The Company has determined the preliminary fair value of the acquired assets to be as follows: property, plant, and equipment of $101 million, inventory of $5 million, and technology of $5 million.

3.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

In second quarter 2010, there were $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique.

In second quarter 2009, there was a $3 million reduction of the first quarter 2009 restructuring charge resulting in a net $23 million charge in first six months 2009.  The charges, primarily for severance, resulted from a reduction in force.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2009 and first six months 2010:

(Dollars in millions)	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2009

Non-cash charges	$--	$179	$(179)	$--	$--
Severance costs	5	23	--	(23)	5
Site closure and other restructuring costs	25	(2)	--	(18)	5
Total	$30	$200	$(179)	$(41)	$10

	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2010

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	5	3	--	(6)	2
Site closure and other restructuring costs	5	--	--	--	5
Total	$10	$3	$--	$(6)	$7

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2010	2009

At FIFO or average cost (approximates current cost)
Finished goods	$612	$547
Work in process	189	168
Raw materials and supplies	297	262
Total inventories	1,098	977
LIFO Reserve	(463)	(446)
Total inventories	$635	$531

Inventories valued on the LIFO method were approximately 70 percent and 75 percent of total inventories as of June 30, 2010 and December 31, 2009, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:

(Dollars in millions)	CASPI Segment	PCI Segment	Other Segments	Total

Reported balance at December 31, 2009	$309	$1	$5	$315
Additions	--	64	--	64
Currency translation adjustments	(3)	--	--	(3)
Reported balance at June 30, 2010	$306	$65	$5	$376

As a result of the purchase of Genovique during second quarter 2010, the Company recorded goodwill of $64 million.  The remaining goodwill and indefinite-lived intangibles primarily consist of goodwill in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") and PCI segments.  Included in the reported balance for goodwill are accumulated impairment losses of $44 million at December 31, 2009 and June 30, 2010.

Intangible assets include developed technology, customer lists, patents and patent licenses, and trademarks with a net book value of $102 million as of June 30, 2010 and $43 million as of December 31, 2009.  As a result of the Genovique acquisition, the Company recorded $59 million in customer relationships, technology, and other intangible assets.  Intangible assets are included in other noncurrent assets on the balance sheet.

Refer to Note 2, "Acquisitions" for further details regarding the acquisition of Genovique.

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2010	2009

Trade creditors	$540	$433
Accrued payrolls, vacation, and variable-incentive compensation	104	125
Accrued taxes	30	33
Post-employment obligations	63	61
Interest payable	31	32
Other	112	116
Total payables and other current liabilities	$880	$800

The current portion of post-employment obligations is an estimate of current year payments.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2010	2009	2010	2009

Provision for income taxes	$76	$41	$126	$41
Effective tax rate	34%	39%	33%	38%

Excluding discrete items, second quarter and first six months 2010 effective tax rates reflect the Company's expected full year tax rate on reported earnings before income taxes of approximately 33 percent.  Second quarter and first six months 2009 effective tax rates reflect a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense.

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

8.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2010	2009

Borrowings consisted of:
7% notes due 2012	$151	$152
6.30% notes due 2018	204	205
5.5% notes due 2019	250	250
7 1/4% debentures due 2024	498	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Other	10	2
Total borrowings	1,611	1,604
Borrowings due within one year	(6)	--
Long-term borrowings	$1,605	$1,604

At June 30, 2010, the Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2010, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2010.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2010, the Company had no outstanding borrowings under the A/R Facility.  Refer to Note 11, "Commitments" for further details regarding the A/R Facility.

9.	RETIREMENT PLANS

DEFINED BENFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2010	2009	2010	2009

Service cost	$11	$10	$22	$21
Interest cost	21	22	42	43
Expected return on assets	(26)	(25)	(53)	(49)
Amortization of:
Prior service credit	(4)	(4)	(8)	(8)
Actuarial loss	11	10	22	17
Net periodic benefit cost	$13	$13	$25	$24

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company's U.S. other post-employment plans:

Summary of Components of Net Periodic Benefit Costs
	Second Quarter		First Six Months
(Dollars in millions)	2010	2009	2010	2009

Service cost	$2	$2	$5	$4
Interest cost	11	11	22	22
Expected return on assets	--	--	(1)	(1)
Amortization of:
Prior service credit	(6)	(6)	(12)	(12)
Actuarial loss	3	3	6	6
Net periodic benefit cost	$10	$10	$20	$19

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $40 million and $42 million at June 30, 2010 and December 31, 2009, respectively.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $21 million at June 30, 2010, and $10 million to the maximum of $20 million at December 31, 2009.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $30 million and $32 million at June 30, 2010 and December 31, 2009, respectively.

11.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At June 30, 2010, the Company had various purchase obligations totaling approximately $1 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $85 million over a period of several years.  Of the total lease commitments, approximately 15 percent relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relates to real property, including office space, storage facilities and land; and approximately 35 percent relates to railcars.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization Program

Effective January 1, 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  Beginning for periods after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at June 30, 2010 reflects an increase in trade receivables, $200 million of which was transferred at December 31, 2009 under the securitization program and reduced cash flows from operating activities by that amount for first six months 2010.  As a result of the adoption of this accounting guidance, any amounts drawn on this accounts receivable securitization program would now be reflected as secured borrowings and disclosed in Note 8, "Borrowings."  At December 31, 2009 and June 30, 2009 the accounts receivable securitization program was fully drawn.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at June 30, 2010 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

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

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Borrowings

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.

	June 30, 2010		December 31, 2009
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,605	$1,800	$1,604	$1,656

The Company's floating-rate borrowings approximate fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The following chart shows the financial assets and liabilities measured at fair value on a recurring basis.

(Dollars in millions)		Fair Value Measurements at June 30, 2010
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$139	$2	$137	$--
Derivative Liabilities	(93)	(4)	(89)	--
	$46	$(2)	$48	$--

(Dollars in millions)		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$52	$--	$52	$--
Derivative Liabilities	(21)	--	(21)	--
	$31	$--	$31	$--

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

Fair Value Hedges
Fair value hedges are derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.

As of June 30, 2010, the total notional amount of the Company's interest rate swaps was $146 million.  The fair value of the derivative of $2 million was recorded in other noncurrent assets.

Cash Flow Hedges
Cash flow hedges are derivative instruments designated as and used to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income, net of income taxes and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Gains and losses on the derivatives representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

During the second quarter 2010, the Company entered into forward starting interest rate swaps designated as cash flow hedges to manage interest rate exposure related to the probable future issuance of fixed-rate debt.  These forward starting interest rate swaps are based on a total notional amount of $300 million.

As of June 30, 2010, the total amount of the Company's foreign exchange forward and option contracts was a $62 million asset.  As of June 30, 2010, the total amount of the Company's feedstock/energy forward and option contracts was a $14 million liability.  As of June 30, 2010, the total amount of the Company's forward starting interest rate swaps contracts was a $4 million liability.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value
Derivative Assets	Balance Sheet Location	June 30, 2010	December 31, 2009
Commodity contracts	Other current assets	$--	$7
Foreign exchange contracts	Other current assets	33	14
Foreign exchange contracts	Other noncurrent assets	30	11
		$63	$32

(Dollars in millions)		Fair Value
Derivative Liabilities	Balance Sheet Location	June 30, 2010	December 31, 2009
Commodity contracts	Payables and other current liabilities	$14	$1
Foreign exchange contracts	Other noncurrent liabilities	1	--
Forward starting interest rate swap contracts	Other noncurrent liabilities	4	--
		$19	$1

Derivatives' Cash Flow Hedging Relationships

Second Quarter
(Dollars in millions)
Derivatives' Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Commodity contract	$(8)	$1	Cost of sales	$(1)	$(3)
Foreign exchange contracts	13	(9)	Sales	14	6
Forward starting interest rate swap contracts	(3)	--
	$2	$(8)		$13	$3

First Six Months
(Dollars in millions)
Derivatives' Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	June 30, 2010	June 30, 2009		June 30, 2010	June 30, 2009
Commodity contract	$(12)	$5	Cost of sales	$4	$(9)
Foreign exchange contracts	23	(4)	Sales	23	14
Forward starting interest rate swap contracts	(3)	--
	$8	$1		$27	$5

For all periods presented, there were no material ineffectiveness with regard to the Company's cash flow hedges.

Nondesignated / Nonqualifying Derivative Instruments
The Company mitigates foreign currency transaction exposure within a quarter from point of recording a sale or purchase transaction to the point of receipt of the currency related to that transaction through its foreign exchange tactical hedging program.  The gains or losses on these nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings.  The Company recognized approximately $12 million net gain on nonqualifying derivatives during the quarter ended June 30, 2010.  The Company recognized approximately $15 million net gain on nonqualifying derivatives during the six months ended June 30, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2010 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2009	1	661	2,571	(385)	(1,335)	1,513

Net Earnings	--	--	249	--	--	249
Cash Dividends Declared (1)	--	--	(64)	--	--	(64)
Other Comprehensive Income (Loss)	--	--	--	(4)	--	(4)
Share-Based Compensation Expense (2)	--	10	--	--	--	10
Stock Option Exercises	--	26	--	--	--	26
Stock Repurchases	--	--	--	--	(53)	(53)
Balance at June 30, 2010	1	697	2,756	(389)	(1,388)	1,677

(1)	Includes cash dividends declared, but unpaid.
(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Losses and Prior Service Credits for Benefit Plans $	Unrealized Gains on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2008	60	(414)	20	(1)	(335)
Period change	17	(74)	7	--	(50)
Balance at December 31, 2009	77	(488)	27	(1)	(385)
Period change	(21)	9	8	--	(4)
Balance at June 30, 2010	56	(479)	35	(1)	(389)

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

14.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2010	2009	2010	2009

Shares used for earnings per share calculation (in millions):
Basic	72.3	72.5	72.3	72.5
Diluted	73.5	73.1	73.5	73.0

In second quarter and first six months 2010, common shares underlying options to purchase 594,551 shares of common stock and 709,801 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Second quarter and first six months 2010 reflect the impact of share repurchases of 0.9 million shares.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company declared cash dividends of $0.44 per share in second quarter 2010 and 2009 and $0.88 per share in first six months 2010 and 2009.

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In both second quarter 2010 and 2009, approximately $5 million of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on second quarter 2010 and 2009 net earnings of approximately $3 million and $2 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2010 and 2009, $10 million and $9 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first six months 2010 and 2009 net earnings of $6 million and $5 million, respectively, is net of deferred tax expense related to share-based award compensation.

Additional information regarding share-based compensation plans and awards may be found in Note 15, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

(Dollars in millions)	First Six Months
	2010	2009

Current assets	$7	$(72)
Other assets	(8)	37
Current liabilities	11	(34)
Long-term liabilities and equity	14	3
Total	$24	$(66)

The above changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, value-added taxes, and other miscellaneous accruals.

17.	SEGMENT INFORMATION

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Second Quarter
(Dollars in millions)	2010	2009
Sales
CASPI	$416	$302
Fibers	274	263
PCI	541	316
Performance Polymers	222	185
Specialty Plastics	271	187

Total Sales	$1,724	$1,253

	First Six Months
(Dollars in millions)	2010	2009
Sales
CASPI	$789	$552
Fibers	541	522
PCI	1,023	620
Performance Polymers	416	344
Specialty Plastics	519	344

Total Sales	$3,288	2,382

	Second Quarter
(Dollars in millions)	2010	2009
Operating Earnings (Loss)
CASPI (1)	$94	$50
Fibers	83	74
PCI (2)	69	1
Performance Polymers	6	7
Specialty Plastics (1)	21	8
Total Operating Earnings by Segment	273	140
Other	(16)	(9)

Total Operating Earnings	$257	$131

(1)	Second quarter 2009 includes a positive adjustment to first quarter 2009 restructuring charge of ($2) million and ($1) million in the CASPI and Specialty Plastics segments, respectively.
(2)	Second quarter 2010 includes restructuring charges of $3 million, primarily for severance in the PCI segment. See Note 3, "Asset Impairments and Restructuring Charges, Net" for additional information.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Six Months
(Dollars in millions)	2010	2009
Operating Earnings (Loss)
CASPI (1)	$160	$64
Fibers (1)	162	143
PCI (1) (2)	106	(9)
Performance Polymers (1)	(7)	(11)
Specialty Plastics (1)	42	(10)
Total Operating Earnings by Segment	463	177
Other	(24)	(21)

Total Operating Earnings	$439	$156

(1)
First six months 2009 includes a restructuring charge primarily for a severance program of $5 million, $4 million, $6 million, $4 million, and $4 million in the CASPI, Fibers, PCI, Performance Polymers, and Specialty Plastics segments, respectively.

(2)
First six months 2010 includes restructuring charges of $3 million, primarily for severance in the PCI segment.  See Note 3, "Asset Impairments and Restructuring Charges, Net" for additional information.

	June 30,	December 31,
(Dollars in millions)	2010	2009
Assets by Segment (1)
CASPI	$1,270	$1,128
Fibers	845	726
PCI	1,177	845
Performance Polymers	614	575
Specialty Plastics	1,001	910
Total Assets by Segment	4,907	4,184
Corporate Assets	892	1,331

Total Assets	$5,799	$5,515

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangibles.

18.	LEGAL MATTERS

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

In second quarter 2010, there were $3 million in restructuring charges, primarily for severance associated with the acquisition and integration of Genovique Specialties Corporation ("Genovique").

In second quarter 2009, the Company recognized a $3 million reduction of the first quarter 2009 restructuring charge resulting in a net $23 million charge in first six months 2009.  The charges, primarily for severance, resulted from a reduction in force.

In first quarter 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  For periods beginning after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at June 30, 2010 reflects an increase in trade receivables, $200 million of which was transferred at December 31, 2009 under the securitization program and reduced cash flows from operating activities by that amount for first quarter 2010.  At June 30, 2010, there were no transfers of receivables interests under the accounts receivable securitization program.

For evaluation and analysis of ongoing business results and of the impact on the Company and segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, Eastman's management believes that Company and segment earnings should be considered both with and without asset impairments and restructuring charges.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the asset impairments and restructuring charges, net.  In addition, management believes that cash provided by (used in) operating earnings should be considered both with and without the impact of adoption of amended accounting guidance for transfers of financial assets.  Management utilizes these measures to evaluate business performance and its cash position and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

The Company generated sales revenue of $1.7 billion and $1.3 billion in second quarter 2010 and 2009, respectively and $3.3 billion and $2.4 billion in first six months 2010 and 2009, respectively.  Sales revenue increases for both second quarter and first six months 2010 compared to comparable 2009 periods were due to higher sales volume primarily attributed to improved customer demand due to the upturn in the global economy and the positive impact of growth initiatives, and increased selling prices in response to higher raw material and energy costs.

Operating earnings were $257 million in second quarter 2010 compared with $131 million in second quarter 2009 and $439 million in first six months 2010 compared with $156 million in first six months 2009.  Operating earnings were negatively impacted by restructuring charges of $3 million in both second quarter and first six months 2010 and $23 million in first six months 2009.  Operating earnings in second quarter 2009 were positively impacted by a $3 million reduction of a first quarter 2009 restructuring charge.  The increase in both comparable periods was due to higher sales volume and higher capacity utilization which led to lower unit costs.  In addition, higher selling prices more than offset higher raw material and energy costs.  Operating earnings in second quarter 2010 were negatively impacted by costs recognized during the quarter related to the previously announced power outage at the Company's Longview, Texas manufacturing facility, which were mostly offset by a partial settlement of a related insurance claim and were primarily reflected in the Performance Chemicals and Intermediates ("PCI") and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  In first six months 2010, operating earnings included the cumulative negative impact of approximately $25 million related to the outage, net of these insurance proceeds from partial settlement.  The Company expects additional insurance proceeds in the second half of the year.  First six months 2010 operating earnings also included $12 million from acetyl license revenue.  Second quarter and first six months 2009 operating earnings included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.

The Company used $19 million in cash from operating activities during first six months 2010 compared to $337 million provided by operating activities in first six months 2009.  Excluding the $200 million impact of the adoption of amended accounting guidance discussed above in "Presentation of Non-GAAP Financial Measures", Eastman generated $181 million in cash from operating activities primarily due to higher net earnings partially offset by an increase in working capital.  Excluding the impact of the adoption of this amended accounting guidance, the Company expects to generate free cash flow of approximately $300 million for full year 2010, assuming capital expenditures of approximately $250 million and U.S. defined benefit pension plan funding in an amount of approximately $25 million.  Free cash flow is defined as cash from operating activities less capital expenditures and dividends.

The Company is progressing on its growth initiatives in 2010.
•	In the Fibers segment, the Korean acetate tow facility was acquired and commenced production in first quarter, and began customer qualifications during second quarter.
•
In the Specialty Plastics segment, the monomer manufacturing facility and the first Eastman TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee commenced production in first quarter.

•	In the PCI segment, Genovique, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications, was acquired in second quarter.
•
In the Specialty Plastics segment, the expansion of capacity by approximately 25 percent for cyclohexane dimethanol ("CHDM") modified polymers, a monomer used in the manufacture of copolyester, has commenced and is expected to be online in two phases in late 2011 and in 2012.

•	In the Specialty Plastics segment, the second thirty thousand metric ton expansion of the resin capacity for TritanTM copolyesters has commenced and is expected to be online by the end of 2011.
•
In the CASPI segment, the third expansion of the Company’s hydrogenated hydrocarbon resins capacity in Middelburg, the Netherlands will increase this capacity by an additional 20 percent and is expected to be online in early 2011.  A Longview, Texas hydrogenated hydrocarbon resins expansion will commence in the second half of the year and will also be online in early 2011.

In addition, the Company announced on April 23, 2010 that it will review strategic options, including a possible divestiture, for its polyethylene terephthalate ("PET") business in the Performance Polymers segment and anticipates completing this effort by year end.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Second Quarter
(Dollars in millions)	2010	2009	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$1,724	$1,253	38%	21%	13%	4%	--%

	First Six Months
(Dollars in millions)	2010	2009	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

Sales	$3,288	$2,382	38%	21%	11%	5%	1%

Sales revenue in second quarter 2010 compared to second quarter 2009 increased $471 million primarily due to higher sales volume in all segments and increased selling prices primarily in the PCI, CASPI, and Performance Polymers segments.  The higher sales volume was attributed primarily to improved customer demand due to the upturn in the global economy and the positive impact of growth initiatives.  The increased selling prices were in response to higher raw material and energy costs.

Sales revenue in first six months 2010 compared to first six months 2009 increased $906 million primarily due to higher sales volume in all segments and increased selling prices primarily in the PCI, Performance Polymers, and CASPI segments.  The higher sales volume was attributed primarily to improved customer demand due to the upturn in the global economy and the positive impact of growth initiatives.  The increased selling prices were in response to higher raw material and energy costs.

	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Gross Profit	$404	$260	55%	$725	$439	65%
As a percentage of sales	23%	21%		22%	18%

Gross profit and gross profit as a percentage of sales in second quarter and first six months 2010 increased compared to second quarter and first six months 2009 in all segments except Performance Polymers.  The increase in both comparable periods was due to higher sales volume and higher capacity utilization which led to lower unit costs.  In addition, higher selling prices more than offset higher raw material and energy costs.  Gross profit in second quarter 2010 included costs recognized during the quarter related to the previously announced power outage, which were mostly offset by a partial settlement of a related insurance claim and were primarily reflected in the PCI and CASPI segments.  In first six months 2010, gross profit included the cumulative negative impact of approximately $25 million related to the outage, net of these insurance proceeds from partial settlement.  First six months 2010 gross profit also included $12 million from acetyl license revenue.  Second quarter and first six months 2009 included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.  The reconfiguration costs impacted the PCI and CASPI segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Selling, General and Administrative Expenses	$108	$98	10%	$211	$192	10%
Research and Development Expenses	36	34	6%	72	68	6%
	$144	$132	9%	$283	$260	9%
As a percentage of sales	8%	11%		9%	11%

Selling, general and administrative ("SG&A") expenses in second quarter 2010 were higher compared to second quarter 2009 primarily due to higher expenses for growth initiatives.  SG&A expenses in first six months 2010 were higher compared to first six months 2009 primarily due to increased performance-based compensation expense and higher expenses for growth initiatives.

Research and development ("R&D") expenses were higher in second quarter and first six months 2010 compared to second quarter and first six months 2009 primarily due to higher R&D expenses for growth initiatives.

Asset Impairments and Restructuring Charges, Net

In second quarter 2010, there were $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique.

In second quarter 2009, there was a $3 million reduction of the first quarter 2009 restructuring charge resulting in a net $23 million charge in first six months 2009.  The charges, primarily for severance, resulted from a reduction in force.

For more information regarding asset impairments and restructuring charges, net see the segment discussions and Note 3, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings
	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Operating earnings	$257	$131	96%	$439	$156	>100%
Asset impairments and restructuring charges, net	3	(3)		3	23
Operating earnings excluding asset impairments and restructuring charges, net	$260	$128	>100%	$442	$179	>100%

Net Interest Expense
	Second Quarter			First Six Months
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Gross interest costs	$27	$26		$54	$50
Less: Capitalized interest	--	4		1	7
Interest expense	27	22	23%	53	43	23%
Interest income	2	2		3	4
Net interest expense	$25	$20	25%	$50	$39	28%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net interest expense increased $5 million and $11 million in second quarter and first six months 2010, respectively, compared to comparable 2009 periods primarily due to lower capitalized interest resulting from lower capital spending and higher average borrowings.

For 2010, the Company expects net interest expense to increase compared with 2009 primarily due to lower capitalized interest and higher average borrowings.

Other Charges (Income), Net
	Second Quarter		First Six Months
(Dollars in millions)	2010	2009	2010	2009

Foreign exchange transaction losses	$6	$2	$9	$2
Investment losses, net	--	2	1	5
Other, net	2	1	4	2
Other charges (income), net	$8	$5	$14	$9

Provision for Income Taxes
	Second Quarter		First Six Months
(Dollars in millions)	2010	2009	2010	2009

Provision for income taxes	$76	$41	$126	$41
Effective tax rate	34%	39%	33%	38%

Excluding discrete items, second quarter and first six months 2010 effective tax rates reflect the Company's expected full year tax rate on reported earnings before income taxes of approximately 33 percent.  Second quarter and first six months 2009 effective tax rates reflect a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense.

Net Earnings and Diluted Earnings per Share
	Second Quarter
	2010		2009
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Net earnings	$148	$2.02	$65	$0.89
Asset impairments and restructuring charges, net of tax	2	0.03	(2)	(0.03)
Net earnings excluding asset impairments and restructuring charges, net of tax	$150	$2.05	$63	$0.86

	First Six Months
	2010		2009
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Net earnings	$249	$3.38	$67	$0.91
Asset impairments and restructuring charges, net of tax	2	0.03	14	0.20
Net earnings excluding asset impairments and restructuring charges, net of tax	$251	$3.41	$81	$1.11

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

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, as "other" sales revenue and operating losses.

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
CASPI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$416	$302	$114	37%	$789	$552	$237	43%
Volume effect			48	16%			133	24%
Price effect			42	14%			49	9%
Product mix effect			26	8%			50	9%
Exchange rate effect			(2)	(1) %			5	1%

Operating earnings	94	50	44	88%	160	64	96	>100%

Asset impairments and restructuring charges, net	--	(2)	2		--	5	(5)

Operating earnings excluding asset impairments and restructuring charges, net	94	48	46	96%	160	69	91	>100%

Sales revenue increased second quarter and first six months 2010 compared to second quarter and first six months 2009 in all product lines due to higher sales volume, higher selling prices, and a favorable shift in product mix.  The higher sales volume was attributed to improved customer demand due to the upturn in the global economy and the positive impact of growth initiatives, including the hydrogenated hydrocarbon resins manufacturing capacity expansion in Middelburg, the Netherlands which was completed in fourth quarter 2009.  The higher selling prices were in response to higher raw material costs, particularly for commodity solvents product lines.  The favorable shift in product mix was due to higher sales volume for specialty polymers and specialty coalescents product lines attributed to the demand recovery in coatings markets, particularly in the Asia Pacific and Europe, Middle East, and Africa regions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding the segment's portion of an adjustment to the severance charge for a reduction in force in first quarter 2009, operating earnings increased $46 million in second quarter 2010 compared to second quarter 2009 due primarily to higher sales volume and higher capacity utilization which led to lower unit costs and the favorable shift in product mix.  Operating earnings in second quarter 2010 were negatively impacted by costs recognized during the quarter related to the previously announced power outage, which were mostly offset by a partial settlement of a related insurance claim.  Second quarter 2009 operating earnings included approximately $5 million in costs related to the reconfiguration of the Longview, Texas facility.

Excluding the segment's portion of the severance charge for a reduction in force in first six months 2009, operating earnings increased $91 million in first six months 2010 compared to first six months 2009 due primarily to higher sales volume and higher capacity utilization which led to lower unit costs and the favorable shift in product mix.  Operating earnings in first six months 2010 were negatively impacted by higher raw material and energy costs.  Operating earnings also included the cumulative negative impact of approximately $10 million related to the previously announced power outage, net of a partial settlement of a related insurance claim.  The Company expects additional insurance proceeds in the second half of the year.  First six months 2009 operating earnings included approximately $5 million in costs related to the reconfiguration of the Longview, Texas facility.  The asset impairments and restructuring charges, net for 2009 reflect the segment's portion of the severance charge for a reduction in force in first quarter 2009.

Fibers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$274	$263	$11	4%	$541	$522	$19	4%
Volume effect			14	5%			13	2%
Price effect			(3)	(1) %			2	1%
Product mix effect			--	-- %			4	1%
Exchange rate effect			--	-- %			--	-- %

Operating earnings	83	74	9	12%	162	143	19	13%

Asset impairments and restructuring charges, net	--	--	--		--	4	(4)

Operating earnings excluding asset impairments and restructuring charges, net	83	74	9	12%	162	147	15	10%

Sales revenue increased in second quarter and first six months 2010 compared to second quarter and first six months 2009 due to higher sales volume primarily for acetate yarn product lines in the Asia Pacific region.

Operating earnings increased $9 million in second quarter 2010 compared to second quarter 2009 primarily due to higher sales volume and higher capacity utilization for acetate yarn product lines.

Excluding the segment's portion of the severance charge for a reduction in force in first six months 2009, operating earnings increased $15 million in first six months 2010 primarily due to higher selling prices and higher capacity utilization for acetate yarn product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

During first quarter 2010, the Company completed the acquisition of and commenced production at the Korean acetate tow manufacturing facility.  The Company commenced customer qualifications during second quarter 2010.  The acquisition is expected to be fully integrated into the segment's production and sales processes in 2011.

PCI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$541	$316	$225	72%	$1,023	$620	$403	65%
Volume effect			122	39%			189	31%
Price effect			90	28%			163	26%
Product mix effect			14	5%			48	8%
Exchange rate effect			(1)	-- %			3	-- %

Operating earnings (loss)	69	1	68	>100%	106	(9)	115	>100%

Asset impairments and restructuring charges, net	3	--	3		3	6	(3)

Operating earnings (loss) excluding asset impairments and restructuring charges, net	72	1	71	>100%	109	(3)	112	>100%

Sales revenue increased in second quarter and first six months 2010 compared to second quarter and first six months 2009 due to higher sales volume and higher selling prices.  The higher sales volume, particularly for olefin derivative product lines, was attributed to improved customer demand due to the upturn in the global economy and the impact of competitor outages in the quarter, as well as the addition of new plasticizer product lines from the acquisition of Genovique.  The higher selling prices were primarily in the olefin-based product lines in response to higher raw material and energy costs.  Sales revenue also included $12 million from an acetyl technology licensing agreement in first six months 2010.

Excluding asset impairments and restructuring charges, net, operating earnings increased $71 million in second quarter 2010 compared to second quarter 2009 due to higher selling prices more than offsetting higher raw material and energy costs and higher sales volume and higher capacity utilization which led to lower unit costs.  Operating earnings in second quarter 2010 included $3 million in restructuring charges, primarily for severance associated with the acquisition and integration of Genovique.  Operating earnings in second quarter 2010 were negatively impacted by costs recognized during the quarter related to the previously announced power outage, which were mostly offset by a partial settlement of a related insurance claim.  Operating earnings in second quarter 2009 included approximately $15 million of costs related to the reconfiguration of the Longview, Texas facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding asset impairments and restructuring charges, net, operating earnings increased $112 million in first six months 2010 compared to first six months 2009 primarily due to higher selling prices and higher sales volume and higher capacity utilization which led to lower unit costs.  Operating earnings in first six months 2010 were negatively impacted by higher raw material and energy costs.  Operating earnings also included the cumulative negative impact of approximately $12 million related to the previously announced power outage, net of a partial settlement of a related insurance claim.  The Company expects additional insurance proceeds in the second half of the year.  First six months 2010 operating earnings also included $12 million from acetyl license revenue and $3 million in restructuring charges, primarily for severance associated with the acquisition and integration of Genovique.  Operating earnings in first six months 2009 included approximately $15 million of costs related to the reconfiguration of the Longview, Texas facility.  A restructuring charge in first six months 2009 consisted of the segment's portion of the severance charge for a reduction in force.

In second quarter 2010, the Company acquired Genovique, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications.  The transaction is expected to be accretive to the Company's full-year 2010 earnings per share.

Performance Polymers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$222	$185	$37	20%	$416	$344	$72	21%
Volume effect			13	7%			23	7%
Price effect			26	14%			54	16%
Product mix effect			(2)	(1) %			(5)	(2) %
Exchange rate effect			--	-- %			--	-- %

Operating earnings (loss)	6	7	(1)	(14) %	(7)	(11)	4	36%

Asset impairments and restructuring charges, net	--	--	--		--	4	(4)

Operating earnings (loss) excluding asset impairments and restructuring charges, net	6	7	(1)	(14) %	(7)	(7)	--	-- %

Sales revenue increased in second quarter and first six months 2010 compared to second quarter and first six months 2009 primarily due to higher selling prices and higher sales volume.  Higher selling prices were primarily in response to higher raw material and energy costs.  Sales volume increased due to improved operations of the Eastman IntegRexTM-based PET manufacturing facility.

Operating earnings in second quarter 2010 decreased $1 million compared to second quarter 2009 as the favorable impact of improved IntegRex™ operations was offset by continued difficult market conditions for PET in North America which limited the ability to offset higher raw material and energy costs with higher selling prices.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results in first six months 2010 were similar to first six months 2009 as the favorable impact of higher selling prices and improved IntegRex™ operations were offset by higher raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company announced in second quarter 2010 that it will review strategic options, including a possible divestiture, for the PET business and anticipates completing this effort by year end.

Specialty Plastics Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$271	$187	$84	44%	$519	$344	$175	51%
Volume effect			67	36%			146	42%
Price effect			4	2%			(1)	-- %
Product mix effect			12	6%			26	8%
Exchange rate effect			1	-- %			4	1%

Operating earnings (loss)	21	8	13	>100%	42	(10)	52	>100%

Asset impairments and restructuring charges, net	--	(1)	1		--	4	(4)

Operating earnings (loss) excluding asset impairments and restructuring charges, net	21	7	14	>100%	42	(6)	48	>100%

Sales revenue increased in second quarter and first six months 2010 compared to second quarter and first six months 2009 primarily due to higher sales volume and a favorable shift in product mix.  The higher sales volume was attributed to improved customer demand due to the upturn in the global economy and the positive impact of growth initiatives for core copolyesters and the TritanTM copolyester product lines.  The favorable shift in product mix was due to higher sales volume for cellulosic plastics sold into the liquid crystal display market.

Excluding the segment's portion of an adjustment to first quarter 2009 severance charge in second quarter 2009, operating earnings increased $14 million in second quarter 2010 compared to second quarter 2009 primarily due to higher sales volume and higher capacity utilization which led to lower unit costs.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results increased $48 million in first six months 2010 compared to first six months 2009 primarily due to higher sales volume and higher capacity utilization which led to lower unit costs.

The Specialty Plastics segment is progressing with the market introduction of its new TritanTM copolyester, which it will supply from the monomer manufacturing facility and its first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee which were both completed in 2009 and became operational in first quarter 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

 Sales Revenue

	Second Quarter
(Dollars in millions)	2010	2009	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$963	$688	40%	24%	16%	--%	--%
Asia Pacific	355	277	28%	9%	9%	9%	1%
Europe, Middle East, and Africa	285	207	38%	23%	4%	13%	(2)%
Latin America	121	81	50%	32%	17%	1%	--%
	$1,724	$1,253	38%	21%	13%	4%	--%

Sales revenue in the United States and Canada increased in second quarter 2010 compared to second quarter 2009 primarily due to higher sales volume and higher selling prices in all segments except the Fibers segment.

Sales revenue in Asia Pacific increased in second quarter 2010 compared to second quarter 2009 primarily due to higher selling prices particularly in the PCI segment, higher sales volume particularly in the Specialty Plastics segment, and a favorable shift in product mix in all segments.  The sales volume increase was less for the region than in other regions as Asia Pacific was less affected by the global recession and recovered earlier than the other regions.

Sales revenue in Europe, Middle East, and Africa increased in second quarter 2010 compared to second quarter 2009 primarily due to higher sales volume and a favorable shift in product mix in all segments.  Sales volume was impacted by growth initiatives including the hydrogenated hydrocarbon resins manufacturing capacity expansion in Middelburg, the Netherlands in the CASPI segment which was completed in fourth quarter 2009.  The region had less significant price effect change compared to other regions due to fewer sales from commodity product lines.

Sales revenue in Latin America increased in second quarter 2010 compared to second quarter 2009 primarily due to higher sales volume particularly in the Performance Polymers segment and higher selling prices in the Performance Polymers segment.

	First Six Months
(Dollars in millions)	2010	2009	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,800	$1,359	33%	19%	13%	1%	--%
Asia Pacific	689	487	42%	20%	11%	10%	1%
Europe, Middle East, and Africa	561	385	46%	25%	2%	17%	2%
Latin America	238	151	57%	38%	19%	--%	--%
	$3,288	$2,382	38%	21%	11%	5%	1%

Sales revenue in the United States and Canada increased in first six months 2010 compared to first six months 2009 primarily due to higher sales volume and higher selling prices particularly in the PCI segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Asia Pacific increased in first six months 2010 compared to first six months 2009 primarily due to higher sales volume and a favorable shift in product mix in all segments except the Fibers segment, and higher selling prices in all segments except the Specialty Plastics segment.

Sales revenue in Europe, Middle East, and Africa increased in first six months 2010 compared to first six months 2009 primarily due to higher sales volume in all segments and a favorable shift in product mix in all segments.  Sales volume wasimpacted by growth initiatives including the hydrogenated hydrocarbon resins manufacturing capacity expansion in Middelburg, the Netherlands in the CASPI segment which was completed in fourth quarter 2009.  Product mix included sales revenue from the acetyl license in the PCI segment. The region had minimal price effect change compared to other regions due to fewer sales from commodity product lines.

Sales revenue in Latin America increased in first six months 2010 compared to first six months 2009 primarily due to higher sales volume particularly in the Performance Polymers segment and higher selling prices in the Performance Polymers segments.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2010	2009

Net cash provided by (used in)
Operating activities	$(19)	$337
Investing activities	(257)	(226)
Financing activities	(83)	(48)
Effect of exchange rate changes on cash and cash equivalents	1	--
Net change in cash and cash equivalents	(358)	63

Cash and cash equivalents at beginning of period	793	387

Cash and cash equivalents at end of period	$435	$450

	First Six Months
(Dollars in millions)	2010	2009

Net cash provided by (used in) operating activities	$(19)	$337
Impact of adoption of amended accounting guidance (1)	200	--
Net cash provided by operating activities excluding item	181	337

Additions to properties and equipment	(76)	(204)
Dividends paid to stockholders	(64)	(64)

Free Cash Flow	$41	$69

(1)
First six months 2010 cash from operating activities reflected the adoption of amended accounting guidance for transfers of financial assets which resulted in $200 million of receivables, which were previously accounted for as sold and removed from the balance sheet when transferred under the accounts receivable securitization program, being included on the first quarter balance sheet as trade receivables, net.  This increase in receivables reduced cash from operations by $200 million in first quarter 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in operating activities was $19 million during first six months 2010 compared to $337 million provided by operating activities in first six months 2009.  The use of cash was primarily due to an increase in working capital, particularly trade receivables, net, more than offsetting higher net earnings.  End of first six months 2010 receivables were higher primarily due to increased sales and the impact of the adoption of amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's accounts receivable securitization program.  Inventories increased in response to higher quantities and prices attributed to improved demand for the Company's products.  Both the increase in receivables and inventory were partially offset by an increase in accounts payable driven by a higher level of purchasing activity.

Cash used in investing activities was $257 million in first six months 2010 compared to $226 million used in investing activities in first six months 2009.  First six months 2010 includes the acquisition of Genovique and payments for the acquisition of the Korean acetate tow facility.  Capital spending of $76 million in first six months 2010 was lower primarily due to the deferral of discretionary spending in response to the global recession compared to first six months 2009 which included the completion of large growth initiatives.

Cash used in financing activities totaled $83 million in first six months 2010 compared to $48 million used in financing activities in first six months 2009.  Share repurchases in first six months 2010 were $53 million.

The payment of dividends is also reflected in financing activities in all periods.

The Company expects to generate positive free cash flow (operating cash flow excluding the $200 million impact of adoption of amended accounting guidance, less capital expenditures and dividends) in 2010 of approximately $300 million, assuming capital expenditures of approximately $250 million and U.S. defined benefit pension plan funding in an amount of approximately $25 million.  The priorities for uses of available cash in 2010 are payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives, joint ventures and acquisitions), and repurchasing shares.

Liquidity

At June 30, 2010, the Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.

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

Additionally, at June 30, 2010, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2010.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2010, the Company had no outstanding borrowings under the A/R Facility.

For more information regarding interest rates, refer to Note 8, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2009, the Company made $181 million in contributions to its U.S. defined benefit pension plan.  The Company expects to make contributions to its defined benefit pension plans in 2010 in an amount of approximately $25 million.

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

Capital Expenditures

Capital expenditures were $76 million and $204 million in first six months 2010 and 2009, respectively.  The lower expenditures in first six months 2010 were primarily due to the deferral of discretionary spending in response to the global recession compared to first six months 2009 which included the completion of large growth initiatives.  The Company expects that 2010 capital spending will be approximately $250 million as the Company increases spending on discretionary infrastructure projects and certain strategic growth initiatives.

Other Commitments

At June 30, 2010, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled $8 million.

The Company had various purchase obligations at June 30, 2010 totaling approximately $1 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 11, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at June 30, 2010 totaling approximately $1.4 billion primarily related to pension, retiree medical, and other post-employment obligations.

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2010	$--	$6	$55	$130	$12	$159	$362
2011	2	2	110	252	23	64	453
2012	151	--	105	245	16	56	573
2013	--	--	99	231	10	58	398
2014	--	--	99	36	7	59	201
2015 and beyond	1,450	--	889	152	17	957	3,465
Total	$1,603	$8	$1,357	$1,046	$85	$1,353	$5,452

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, refer to Note 11, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

At June 30, 2010, the Company did not have any other material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.  Thus, Eastman is not materially exposed to any financing, liquidity, market, or credit risk related to the above or any other such relationships.

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

Treasury Stock

In October 2007, the Company's Board of Directors authorized the repurchase of up to $700 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2010, a total of 10.6 million shares have been repurchased under this authorization for a total amount of approximately $658 million.  During first six months 2010, the Company repurchased 859,900 shares of common stock for a cost of approximately $53 million.

Dividends

The Company declared cash dividends of $0.44 per share in second quarter 2010 and 2009 and $0.88 per share in first six months 2010 and 2009.

OUTLOOK

For 2010, the Company expects:

•	increases in volume due to the recovery from the global recession and continued substitution of Eastman products for other materials and new applications for existing products;

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

•	to review strategic options, including a possible divestiture, for the PET business and anticipates completing this effort by year end;

•
the acquisition of Genovique Specialties Corporation, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications, completed in the second quarter, to be accretive to the Company's full-year earnings per share;

•	depreciation and amortization to be slightly higher than 2009 primarily due to expected completion of manufacturing facilities in 2010;

•	pension expense to be slightly higher than 2009, and to fund the U.S. defined benefit pension plan in an amount of approximately $25 million;

•	net interest expense to increase compared with 2009 primarily due to lower capitalized interest and higher average borrowings;

•	the effective tax rate to be approximately 33 percent;

•	capital spending to be approximately $250 million for required maintenance, discretionary infrastructure projects, and certain strategic growth initiatives;

•
to generate approximately $300 million of positive free cash flow (operating cash flow excluding the $200 million impact of adoption of amended accounting guidance, less capital expenditures and dividends);

•
priorities for uses of available cash to be payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives, joint ventures and acquisitions), and repurchasing shares; and

•	full year earnings per share to be between $6.20 and $6.40 excluding any charges related to restructuring actions.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2010, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the first six months of 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Jefferson (Pennsylvania) Environmental Proceeding

In December 2005, Eastman Chemical Resins, Inc., a wholly-owned subsidiary of the Company (the "ECR Subsidiary"), received a Notice of Violation ("NOV") from the United States Environmental Protection Agency's Region III Office ("EPA") alleging that the ECR Subsidiary's West Elizabeth, Jefferson Borough, Allegheny County, Pennsylvania manufacturing operation violated certain federally enforceable local air quality regulations and certain provisions in a number of air quality-related permits.  In October 2006, the EPA referred the matter to the United States Department of Justice's Environmental Enforcement Section ("DOJ").  Company representatives have met with the EPA and DOJ on a number of occasions since the NOV's issuance and have determined that it is not reasonably likely that any civil penalty assessed by the EPA and DOJ will be less than $100,000.  While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions of at least $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

Kingsport (Tennessee) Environmental Proceeding

In March 2010, representatives of the Company met with the Tennessee Department of Environment and Conservation ("TDEC") regarding alleged violations of state water quality control statutory provisions and regulations by the Company's manufacturing operations in Kingsport, Tennessee.  At this meeting, TDEC provided the Company a draft enforcement order addressing these alleged violations.  Based on the Company's meeting with TDEC and review of the draft enforcement order, the Company has determined that it is not reasonably likely that any civil penalty assessed by TDEC will be less than $100,000.  While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions of at least $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operation, or cash flows.

Franklin (Virginia) Environmental Proceeding

In 2005, the EPA’s National Enforcement Investigations Center ("NEIC") conducted a multimedia inspection of the ECR Subsidiary’s Franklin manufacturing operation located in Courtland, Virginia.  The NEIC’s report resulting from that inspection alleges that the Franklin operations violated certain federally enforceable environmental laws and regulations.  Based on recent communication with EPA Region III and the DOJ, the Company has determined that it is not reasonably likely that any civil penalty assessed by the EPA and DOJ will be less than $100,000.  While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions of at least $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1- 30, 2010	0	$--	0	$75
May 1 - 31, 2010	519,900	$63.59	519,900	$42
June 1 - 30, 2010	0	$--	0	$42
Total	519,900	$63.59	519,900

(1)	Shares repurchased under a Company announced repurchase plan.
(2)	Average price paid per share reflects the weighted average purchase price paid for share.
(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2010, a total of 10.6 million shares have been repurchased under this authorization for a total amount of $658 million. For additional information, see Note 13, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 44.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: August 03, 2010	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

Exhibit	EXHIBIT INDEX	Sequential
Eh		Page
Number	Description	Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended	46

3.02	Amended and Restated Bylaws of Eastman Chemical Company	53

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	July 7, 2010 Letter Amendment to $200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, and July 8, 2009), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)	64

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

Exhibit	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	71

31.01	Rule 13a – 14(a) Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended June 30, 2010	72

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2010	73

32.01	Section 1350 Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended June 30, 2010	74

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2010	75

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Presentation Linkbase Document (furnished, not filed)

101.DEF	XBRL Definition Linkbase Document (furnished, not filed)