Form 10-Q
period 2010-09-30
EASTMAN CHEMICAL CO
filed 2010-11-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at September 30, 2010
Common Stock, par value $0.01 per share	72,127,905

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 46 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 45

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	42

1A.	Risk Factors	43

2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

6.	Exhibits	43

SIGNATURES

Signatures	44

EXHIBIT INDEX

Exhibit Index	45

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2010	2009	2010	2009

Sales	$1,729	$1,337	$5,017	$3,719
Cost of sales	1,284	1,009	3,847	2,952
Gross profit	445	328	1,170	767

Selling, general and administrative expenses	122	104	333	296
Research and development expenses	43	33	115	101
Asset impairments and restructuring charges, net	--	--	3	23
Operating earnings	280	191	719	347

Net interest expense	25	19	75	58
Other charges (income), net	(3)	2	11	11
Earnings before income taxes	258	170	633	278
Provision for income taxes	88	69	214	110
Net earnings	$170	$101	$419	$168

Earnings per share
Basic	$2.37	$1.40	$5.81	$2.31
Diluted	$2.33	$1.38	$5.70	$2.29

Comprehensive Income
Net earnings	$170	$101	$419	$168
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	28	2	7	17
Change in unrecognized losses and prior service credits for benefit plans	2	--	11	(2)
Change in unrealized gains (losses) on derivative instruments	(33)	(7)	(25)	(6)
Total other comprehensive income (loss), net of tax	(3)	(5)	(7)	9
Comprehensive income	$167	$96	$412	$177

Retained Earnings
Retained earnings at beginning of period	$2,756	$2,566	$2,571	$2,563
Net earnings	170	101	419	168
Cash dividends declared	(32)	(32)	(96)	(96)
Retained earnings at end of period	$2,894	$2,635	$2,894	$2,635

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2010	2009
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$642	$793
Trade receivables, net	701	277
Miscellaneous receivables	66	102
Inventories	652	531
Other current assets	40	32
Total current assets	2,101	1,735

Properties
Properties and equipment at cost	8,712	8,525
Less: Accumulated depreciation	5,546	5,415
Net properties	3,166	3,110

Goodwill	377	315
Other noncurrent assets	345	355
Total assets	$5,989	$5,515

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$936	$800
Borrowings due within one year	4	--
Total current liabilities	940	800

Long-term borrowings	1,602	1,604
Deferred income tax liabilities	297	258
Post-employment obligations	1,198	1,221
Other long-term liabilities	142	119
Total liabilities	4,179	4,002

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 95,576,347 and 94,775,064 for 2010 and 2009, respectively)	1	1
Additional paid-in capital	710	661
Retained earnings	2,894	2,571
Accumulated other comprehensive loss	(392)	(385)
	3,213	2,848
Less: Treasury stock at cost (23,531,116 shares for 2010 and 22,389,696 shares for 2009 )	1,403	1,335

Total stockholders' equity	1,810	1,513

Total liabilities and stockholders' equity	$5,989	$5,515

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2010	2009

Cash flows from operating activities
Net earnings	$419	$168

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	212	203
Provision for deferred income taxes	52	165
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(397)	(35)
(Increase) decrease in inventories	(100)	141
Increase (decrease) in trade payables	56	(8)
Increase (decrease) in liabilities for employee benefits and incentive pay	9	(14)
Other items, net	46	48

Net cash provided by operating activities	297	668

Cash flows from investing activities
Additions to properties and equipment	(133)	(268)
Proceeds from sale of assets and investments	11	25
Acquisitions and investments in joint ventures	(189)	(52)
Additions to capitalized software	(5)	(6)
Other items, net	(7)	(12)

Net cash used in investing activities	(323)	(313)

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	1	23
Repayment of borrowings	(4)	(16)
Dividends paid to stockholders	(96)	(96)
Treasury stock purchases	(68)	--
Proceeds from stock option exercises and other items	41	15

Net cash used in financing activities	(126)	(74)

Effect of exchange rate changes on cash and cash equivalents	1	--

Net change in cash and cash equivalents	(151)	281

Cash and cash equivalents at beginning of period	793	387

Cash and cash equivalents at end of period	$642	$668

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Effective January 1, 2010, the Company adopted amended accounting guidance on transfers of financial assets.  The impact of this guidance was prospective with changes in first nine months Statements of Consolidated Financial Position and the Statements of Cash Flows.  For additional information, refer to Notes 8, "Borrowings", and 11, "Commitments".

2.	ACQUISITIONS

Genovique Specialties Corporation
On April 30, 2010, Eastman completed the stock purchase of Genovique Specialties Corporation ("Genovique"), which has been accounted for as a business combination.  Genovique was a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition included Genovique's manufacturing operations in Kohtla-Järve, Estonia, Chestertown, Maryland, and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers were a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  The acquisition added differentiated, sustainably-advantaged products to Eastman's Performance Chemicals and Intermediates ("PCI") segment and enhances the Company's diversification into emerging geographic regions.

The total purchase price was approximately $160 million, including assumed debt of $5 million.  Transaction costs associated with the acquisition were expensed as incurred.  The table below shows the preliminary fair value purchase price allocation for the Genovique acquisition:

Dollars in millions

Current assets	$48
Properties and equipment	33
Intangible assets	59
Other noncurrent assets	2
Goodwill	63
Current liabilities	(17)
Long-term liabilities	(28)
Total purchase price	$160

Acquired intangible assets consist of $44 million in established customer relationships, $14 million in trade names, and $1 million in developed technology.  The customer relationships and developed technology intangible assets have remaining useful lives of 16 and 7 years, respectively.  Trade names have been determined to have an indefinite life.  Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed, was attributed to the synergies between the acquired company and Eastman.

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

In first nine months 2010, there were $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique.  In first nine months 2009, restructuring charges were $23 million, net.  The 2009 charges, primarily for severance, resulted from a reduction in force.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2009 and first nine months 2010:

(Dollars in millions)	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2009

Non-cash charges	$--	$179	$(179)	$--	$--
Severance costs	5	23	--	(23)	5
Site closure and other restructuring costs	25	(2)	--	(18)	5
Total	$30	$200	$(179)	$(41)	$10

	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2010

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	5	3	--	(6)	2
Site closure and other restructuring costs	5	--	--	--	5
Total	$10	$3	$--	$(6)	$7

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2010	2009

At FIFO or average cost (approximates current cost)
Finished goods	$623	$547
Work in process	193	168
Raw materials and supplies	299	262
Total inventories	1,115	977
LIFO reserve	(463)	(446)
Total inventories	$652	$531

Inventories valued on the LIFO method were approximately 70 percent and 75 percent of total inventories as of September 30, 2010 and December 31, 2009, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of goodwill are as follows:
(Dollars in millions)	CASPI Segment	PCI Segment	Other Segments	Total

Reported balance at December 31, 2009	$309	$1	$5	$315
Additions	--	63	--	63
Currency translation adjustments	(1)	--	--	(1)
Reported balance at September 30, 2010	$308	$64	$5	$377

As a result of the purchase of Genovique during second quarter 2010, the Company recorded goodwill of $63 million.  The remaining goodwill primarily consists of goodwill in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.  Included in the reported balance for goodwill are accumulated impairment losses of $44 million at December 31, 2009 and September 30, 2010.

Intangible assets include developed technology, customer lists, patents and patent licenses, and trademarks with a net book value of $101 million as of September 30, 2010 and $43 million as of December 31, 2009.  As a result of the Genovique acquisition, the Company recorded $59 million in customer relationships, technology, and other intangible assets.  Intangible assets are included in other noncurrent assets on the balance sheet.

Refer to Note 2, "Acquisitions", for further details regarding the acquisition of Genovique.

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2010	2009

Trade creditors	$511	$433
Accrued payrolls, vacation, and variable-incentive compensation	146	125
Accrued taxes	35	33
Post-employment obligations	63	61
Interest payable	29	32
Other	152	116
Total payables and other current liabilities	$936	$800

The current portion of post-employment obligations is an estimate of current year payments.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2010	2009	2010	2009

Provision for income taxes	$88	$69	$214	$110
Effective tax rate	34%	40%	34%	39%

Third quarter 2010 effective tax rate reflects the Company's expected full year tax rate on reported earnings before income taxes of approximately 34 percent.  Third quarter 2009 effective tax rate reflects an $11 million tax charge associated with the recapture of gasification investment tax credits.

Excluding discrete items, first nine months 2010 effective tax rate reflects the Company's expected full year tax rate on reported earnings before income taxes of approximately 34 percent.  First nine months 2009 effective tax rate reflects an $11 million tax charge associated with the recapture of gasification investment tax credits and a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.

8.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2010	2009

Borrowings consisted of:
7% notes due 2012	$152	$152
6.30% notes due 2018	203	205
5.5% notes due 2019	250	250
7 1/4% debentures due 2024	497	497
7 5/8% debentures due 2024	200	200
7.60% debentures due 2027	298	298
Other	6	2
Total borrowings	1,606	1,604
Borrowings due within one year	(4)	--
Long-term borrowings	$1,602	$1,604

At September 30, 2010, the Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2010, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2010.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2010, the Company had no outstanding borrowings under the A/R Facility.  Refer to Note 11, "Commitments", for further details regarding the A/R Facility.

9.	RETIREMENT PLANS

DEFINED BENFIT PENSION PLANS

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Costs recognized for these benefits are recorded using estimated amounts, which may change as actual costs derived for the year are determined.

Below is a summary of the components of net periodic benefit cost recognized for Eastman's significant defined benefit pension plans:

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2010	2009	2010	2009

Service cost	$11	$10	$33	$31
Interest cost	21	22	63	65
Expected return on assets	(24)	(25)	(77)	(74)
Amortization of:
Prior service credit	(4)	(4)	(12)	(12)
Actuarial loss	10	8	32	25
Net periodic benefit cost	$14	$11	$39	$35

The Company contributed $35 million and $30 million to its U.S. defined benefit pension plan in third quarter 2010 and 2009, respectively.

POSTRETIREMENT WELFARE PLANS

Eastman provides a subsidy toward life insurance and health care and dental benefits for eligible retirees hired prior to January 1, 2007, and a subsidy toward health care and dental benefits for retirees' eligible survivors.  In general, Eastman provides those benefits to retirees eligible under the Company's U.S. plans.  Similar benefits are also made available to retirees of Holston Defense Corporation, a wholly-owned subsidiary of the Company that, prior to January 1, 1999, operated a government-owned ammunitions plant.

Eligible employees hired on or after January 1, 2007 have access to postretirement life insurance and health care and dental benefits, but Eastman does not provide a subsidy toward the premium cost of postretirement benefits for those employees.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recorded using estimated amounts, which may change as actual costs derived for the year are determined.  Below is a summary of the components of net periodic benefit cost recognized for the Company's U.S. other post-employment plans:

Summary of Components of Net Periodic Benefit Costs
	Third Quarter		First Nine Months
(Dollars in millions)	2010	2009	2010	2009

Service cost	$2	$2	$7	$6
Interest cost	11	12	33	34
Expected return on assets	(1)	(1)	(2)	(2)
Amortization of:
Prior service credit	(6)	(5)	(18)	(17)
Actuarial loss	4	4	10	10
Net periodic benefit cost	$10	$12	$30	$31

10.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes; the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $40 million and $42 million at September 30, 2010 and December 31, 2009, respectively.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $21 million at September 30, 2010, and $10 million to the maximum of $20 million at December 31, 2009.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $30 million and $32 million at September 30, 2010 and December 31, 2009, respectively.

11.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At September 30, 2010, the Company had various purchase obligations totaling approximately $1 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $88 million over a period of several years.  Of the total lease commitments, approximately 15 percent relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relates to real property, including office space, storage facilities, and land; and approximately 35 percent relates to railcars.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization Program

Effective January 1, 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  Beginning for periods after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at September 30, 2010 reflects an increase in trade receivables, $200 million of which was transferred at December 31, 2009 under the securitization program and reduced cash flows from operating activities by that amount for first nine months 2010.  As a result of the adoption of this accounting guidance, any amounts drawn on this accounts receivable securitization program would now be reflected as secured borrowings and disclosed in Note 8, "Borrowings".  At December 31, 2009 and September 30, 2009 the accounts receivable securitization program was fully drawn.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at September 30, 2010 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of material payments pursuant to such guarantees is remote.

Variable Interest Entities

The accounting guidance on the consolidation of Variable Interest Entities ("VIEs") is effective for all VIEs or potential VIEs the Company is involved with on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under the new guidance and concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

12.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value of Borrowings

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.

	September 30, 2010		December 31, 2009
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,602	$1,800	$1,604	$1,656

The Company's floating-rate borrowings approximate fair value.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

The following chart shows the financial assets and liabilities measured at fair value on a recurring basis.

(Dollars in millions)		Fair Value Measurements at September 30, 2010
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$93	$--	$93	$--
Derivative Liabilities	(93)	--	(93)	--
	$--	$--	$--	$--

(Dollars in millions)		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$52	$--	$52	$--
Derivative Liabilities	(21)	--	(21)	--
	$31	$--	$31	$--

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

As of September 30, 2010, the total notional amount of the Company's interest rate swaps was $146 million.  The fair value of the derivative of $3 million was recorded in other noncurrent assets.

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

As of September 30, 2010, the total amount of the Company's foreign exchange forward and option contracts was a $19 million asset.  As of September 30, 2010, the total amount of the Company's feedstock/energy forward and option contracts was a $4 million liability.  As of September 30, 2010, the total amount of the Company's forward starting interest rate swaps contracts was an $18 million liability.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivatives Designated as Cash Flow Hedging Instruments

(Dollars in millions)		Fair Value
Derivative Assets	Statement of Financial Position Location	September 30, 2010	December 31, 2009
Commodity contracts	Other current assets	$--	$7
Foreign exchange contracts	Other current assets	14	14
Foreign exchange contracts	Other noncurrent assets	11	11
		$25	$32

(Dollars in millions)		Fair Value
Derivative Liabilities	Statement of Financial Position Location	September 30, 2010	December 31, 2009
Commodity contracts	Payables and other current liabilities	$4	$1
Foreign exchange contracts	Payables and other current liabilities	3	--
Foreign exchange contracts	Other noncurrent liabilities	3	--
Forward starting interest rate swap contracts	Other noncurrent liabilities	18	--
		$28	$1

Derivatives' Cash Flow Hedging Relationships

Third Quarter
(Dollars in millions)
Derivatives' Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	September 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009
Commodity contracts	$6	$1	Cost of sales	$(2)	$--
Foreign exchange contracts	(30)	(8)	Sales	11	5
Forward starting interest rate swap contracts	(9)	--		--	--
	$(33)	$(7)		$9	$5

First Nine Months
(Dollars in millions)
Derivatives' Cash Flow Hedging Relationships	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
	September 30, 2010	September 30, 2009		September 30, 2010	September 30, 2009
Commodity contracts	$(6)	$6	Cost of sales	$2	$(9)
Foreign exchange contracts	(7)	(12)	Sales	34	19
Forward starting interest rate swap contracts	(12)	--		--	--
	$(25)	$(6)		$36	$10

For all periods presented, there were no material ineffectiveness with regard to the Company's cash flow hedges.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nondesignated / Nonqualifying Derivative Instruments
The Company mitigates foreign currency transaction exposure within a quarter from the point of recording a sale or purchase transaction to the point of receipt of the currency related to that transaction through its foreign exchange tactical hedging program.  The gains or losses on these nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Unaudited Consolidated Statements of Earnings.  The Company recognized an approximately $11 million net loss on nonqualifying derivatives during the quarter ended September 30, 2010.  The Company recognized an approximately $4 million net gain on nonqualifying derivatives during the nine months ended September 30, 2010.

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2010 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2009	1	661	2,571	(385)	(1,335)	1,513

Net Earnings	--	--	419	--	--	419
Cash Dividends Declared (1)	--	--	(96)	--	--	(96)
Other Comprehensive Income (Loss)	--	--	--	(7)	--	(7)
Share-Based Compensation Expense (2)	--	15	--	--	--	15
Stock Option Exercises	--	35	--	--	--	35
Other (3)	--	(1)	--	--	--	(1)
Stock Repurchases	--	--	--	--	(68)	(68)
Balance at September 30, 2010	1	710	2,894	(392)	(1,403)	1,810

(1)	Includes cash dividends declared, but unpaid.
(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(3)
Includes tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Losses and Prior Service Credits for Benefit Plans $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2008	60	(414)	20	(1)	(335)
Period change	17	(74)	7	--	(50)
Balance at December 31, 2009	77	(488)	27	(1)	(385)
Period change	7	11	(25)	--	(7)
Balance at September 30, 2010	84	(477)	2	(1)	(392)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2010	2009	2010	2009

Shares used for earnings per share calculation (in millions):
Basic	71.9	72.6	72.1	72.5
Diluted	73.3	73.5	73.6	73.3

In third quarter and first nine months 2010, common shares underlying options to purchase 589,585 shares of common stock and 696,185 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Third quarter and first nine months 2010 reflect the impact of share repurchases of 1.1 million shares.

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

The Company declared cash dividends of $0.44 per share in third quarter 2010 and 2009 and $1.32 per share in first nine months 2010 and 2009.

15.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In third quarter 2010 and 2009, approximately $6 million and $4 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on third quarter 2010 and 2009 net earnings of approximately $4 million and $3 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2010 and 2009, $16 million and $13 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first nine months 2010 and 2009 net earnings of $10 million and $8 million, respectively, is net of deferred tax expense related to share-based award compensation.

Additional information regarding share-based compensation plans and awards may be found in Note 15, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2009 Annual Report on Form 10-K.

16.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the unaudited Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

(Dollars in millions)	First Nine Months
	2010	2009

Current assets	$--	$7
Other assets	6	35
Current liabilities	34	5
Long-term liabilities and equity	6	1
Total	$46	$48

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

	Third Quarter
(Dollars in millions)	2010	2009
Sales
CASPI	$406	$338
Fibers	301	257
PCI	534	377
Performance Polymers	222	165
Specialty Plastics	266	200

Total Sales	$1,729	$1,337

	First Nine Months
(Dollars in millions)	2010	2009
Sales
CASPI	$1,195	$890
Fibers	842	779
PCI	1,557	997
Performance Polymers	638	509
Specialty Plastics	785	544

Total Sales	$5,017	$3,719

	Third Quarter
(Dollars in millions)	2010	2009
Operating Earnings (Loss)
CASPI	$91	$84
Fibers	90	79
PCI	77	31
Performance Polymers	6	(8)
Specialty Plastics	31	13
Total Operating Earnings by Segment	295	199
Other	(15)	(8)

Total Operating Earnings	$280	$191

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months
(Dollars in millions)	2010	2009
Operating Earnings (Loss)
CASPI (1)	$251	$148
Fibers (1)	252	222
PCI (1) (2)	183	22
Performance Polymers (1)	(1)	(19)
Specialty Plastics (1)	73	3
Total Operating Earnings by Segment	758	376
Other	(39)	(29)

Total Operating Earnings	$719	$347

(1)	First nine months 2009 includes a restructuring charge primarily for a severance program of $5 million, $4 million, $6 million, $4 million, and $4 million in the CASPI, Fibers, PCI, Performance Polymers and Specialty Plastics segments, respectively.
(2)	First nine months 2010 includes restructuring charges of $3 million, primarily for severance in the PCI segment. See Note 3, "Asset Impairments and Restructuring Charges, Net", for additional information.

	September 30,	December 31,
(Dollars in millions)	2010	2009
Assets by Segment (1)
CASPI	$1,278	$1,128
Fibers	863	726
PCI	1,201	845
Performance Polymers	591	575
Specialty Plastics	990	910
Total Assets by Segment	4,923	4,184
Corporate Assets	1,066	1,331

Total Assets	$5,989	$5,515

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangibles.

18.	LEGAL MATTERS

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

19.	SUBSEQUENT EVENTS

On October 23, 2010, the Company entered into a definitive agreement with DAK Americas, LLC, to sell the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  The transaction is expected to close during fourth quarter 2010.  The sale is subject to regulatory approvals and satisfaction of other customary closing conditions.  The total cash proceeds of the transaction are expected to be $600 million before transaction fees and working capital adjustments at closing.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Performance Polymers segment assets are presented as held and used for the periods presented, and will be presented as discontinued operations and not included in the results from continuing operations for all periods presented in future financial statements.  The carrying amount of the Performance Polymers PET assets and liabilities as of September 30, 2010 are as follows: net property, plant and equipment at the Columbia, South Carolina site -- $374 million; non-current assets, including technology-- $22 million; and net working capital -- $151 million.

In conjunction with the sale of the Performance Polymers PET business, the Company has approved a restructuring plan to reduce costs and will recognize severance restructuring charges in fourth quarter 2010 estimated to be between $20 and $25 million.

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
•	Company and segment operating earnings, net earnings, and diluted earnings per share ("EPS") excluding asset impairments and restructuring charges, net; and
•	Cash flows from operating activities excluding the impact of adoption of amended accounting guidance for transfers of financial assets.

In first nine months 2010, the Company recognized $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique Specialties Corporation ("Genovique").

In first nine months 2009, the Company recognized $23 million in restructuring charges, primarily for severance, resulting from a reduction in force.

In first quarter 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  For periods beginning after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at September 30, 2010 reflects an increase in trade receivables, $200 million of which was transferred at December 31, 2009 under the securitization program and reduced cash flows from operating activities by that amount for first quarter 2010.

For evaluation and analysis of ongoing business results and of the impact on the Company and segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, Eastman's management believes that Company and segment earnings should be considered both with and without asset impairments and restructuring charges.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the asset impairments and restructuring charges, net.  In addition, management believes that cash provided by (used in) operating activities should be considered both with and without the impact of adoption of amended accounting guidance for transfers of financial assets.  Management utilizes these measures to evaluate business performance and its cash position and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company generated sales revenue of $1.7 billion and $1.3 billion in third quarter 2010 and 2009, respectively and $5.0 billion and $3.7 billion in first nine months 2010 and 2009, respectively.  Sales revenue increases for both third quarter and first nine months 2010 compared to comparable 2009 periods were due primarily to higher sales volume attributed to improved end-use demand in packaging, durable goods, and other markets in third quarter 2010 and the upturn in the global economy in first nine months 2010 as well as the positive impact of growth initiatives in both periods.  Sales revenue increases were also due to higher selling prices in response to higher raw material and energy costs.

Operating earnings were $280 million in third quarter 2010 compared with $191 million in third quarter 2009, and $719 million in first nine months 2010 compared with $347 million in first nine months 2009.  Operating earnings were negatively impacted by restructuring charges of $3 million in first nine months 2010 and $23 million in first nine months 2009.  The increases in both comparable periods were due to higher sales volume and higher capacity utilization which led to lower unit costs.  In addition, higher selling prices more than offset higher raw material and energy costs.  Operating earnings in third quarter 2010 were also positively impacted by a partial settlement of an insurance claim of $22 million related to the first quarter 2010 power outage at the Company's Longview, Texas manufacturing facility, which was primarily reflected in the Performance Chemicals and Intermediates ("PCI") and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  In first nine months 2010, the Company received $32 million in insurance proceeds from partial settlement related to the outage.  The Company expects any remaining insurance proceeds in fourth quarter 2010.  First nine months 2010 operating earnings also included $12 million from acetyl license revenue.  First nine months 2009 operating earnings included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.

The Company generated $297 million in cash from operating activities during first nine months 2010 compared to $668 million generated in first nine months 2009.  Excluding the $200 million impact of the adoption of amended accounting guidance described above in "Presentation of Non-GAAP Financial Measures", Eastman generated $497 million in cash from operating activities in first nine months 2010 primarily due to higher net earnings partially offset by an increase in working capital.  Excluding the impact of the adoption of this amended accounting guidance, the Company expects to generate free cash flow of greater than $300 million for full year 2010, assuming capital expenditures of approximately $225 million and U.S. defined benefit pension plan funding in an amount of $135 million, of which $100 million is expected to be contributed in fourth quarter 2010.  Free cash flow is defined as cash from operating activities less capital expenditures and dividends.

The Company is progressing on its growth initiatives in 2010.
•	In the Fibers segment, the Korean acetate tow facility was acquired and commenced production in first quarter. Commercial operations have commenced and customer qualifications are continuing.
•	In the PCI segment, Genovique, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications, was acquired in second quarter.
•
In the Specialty Plastics segment, the monomer manufacturing facility and the first Eastman TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee commenced production in first quarter. The Company is adding another 30 thousand metric tons of resin capacity for TritanTM, which is expected to be online by the end of 2011.

•
In the Specialty Plastics segment, the Company is expanding its capacity for cyclohexane dimethanol ("CHDM") modified polymers, a monomer used in the manufacture of copolyester, by approximately 25 percent and expects the capacity to be online in two phases in late 2011 and in 2012.

•	In the Specialty Plastics segment, the Company is expanding its cellulose triacetate capacity by approximately 70 percent, with the new capacity expected to be online in first quarter 2012.
•
In the CASPI segment, the Company has commenced the third expansion of the Company’s hydrogenated hydrocarbon resins capacity in Middelburg, the Netherlands which will increase this capacity by an additional 20 percent and is expected to be online in second half 2011.  The Company is also expanding its Longview, Texas hydrogenated hydrocarbon resins capacity which is expected to be online in early 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company announced on October 23, 2010 that it has entered into a definitive agreement with DAK Americas, LLC, to sell the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  The transaction is expected to close during fourth quarter of 2010.  The sale, which is subject to regulatory approvals and satisfaction of other customary closing conditions, is not expected to impact product lines in the Specialty Plastics segment.  The total cash proceeds of the transaction are expected to be $600 million before transaction fees and working capital adjustments at closing.  In conjunction with the sale of the Performance Polymers PET business, the Company on October 23, 2010 approved a restructuring plan to reduce costs and will recognize severance restructuring charges in fourth quarter 2010 estimated to be between $20 and $25 million.

RESULTS OF OPERATIONS

	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2010	2009	Change

Sales	$1,729	$1,337	29%	18%	9%	3%	(1) %

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2010	2009	Change

Sales	$5,017	$3,719	35%	20%	11%	4%	-- %

Sales revenue in third quarter and first nine months 2010 compared to third quarter and first nine months 2009 increased $392 million and $1.3 billion, respectively, due primarily to higher sales volume in all segments and increased selling prices primarily in the PCI and CASPI segments.  The higher sales volume was primarily attributed to improved end-use demand in packaging, durable goods, and other markets in third quarter 2010 and the upturn in the global economy in first nine months 2010 as well as the positive impact of growth initiatives in both periods.  Sales revenue increases were also due to higher selling prices in response to higher raw material and energy costs.

	Third Quarter			First Nine Months
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Gross Profit	$445	$328	36%	$1,170	$767	53%
As a percentage of sales	26%	25%		23%	21%

Gross profit in third quarter and first nine months 2010 increased compared to third quarter and first nine months 2009 in all segments.  The increase in both comparable periods was due to higher sales volume and higher selling prices, as well as higher capacity utilization which led to lower unit costs in first nine months 2010.  Gross profit in third quarter 2010 was positively impacted by $22 million from the partial settlement of the Longview, Texas insurance claim which was primarily reflected in the PCI and CASPI segments.  In first nine months 2010, the Company received $32 million in insurance proceeds from partial settlement related to the outage.  First nine months 2010 gross profit also included $12 million from acetyl license revenue.  First nine months 2009 gross profit included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.  The reconfiguration costs impacted the PCI and CASPI segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Selling, General and Administrative Expenses	$122	$104	17%	$333	$296	13%
Research and Development Expenses	43	33	30%	115	101	14%
	$165	$137	20%	$448	$397	13%
As a percentage of sales	10%	10%		9%	11%

Selling, general and administrative expenses in third quarter and first nine months 2010 were higher compared to third quarter and first nine months 2009 primarily due to increased performance-based compensation expense and higher expenses for growth initiatives.

Research and development ("R&D") expenses were higher in third quarter and first nine months 2010 compared to third quarter and first nine months 2009 primarily due to higher R&D expenses for growth initiatives.

Asset Impairments and Restructuring Charges, Net

In first nine months 2010, there were $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique.  In first nine months 2009, restructuring charges were $23 million, net.  The 2009 charges, primarily for severance, resulted from a reduction in force.

For more information regarding asset impairments and restructuring charges, net see the segment discussions and Note 3, "Asset Impairments and Restructuring Charges, Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings
	Third Quarter			First Nine Months
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Operating earnings	$280	$191	47%	$719	$347	>100%
Asset impairments and restructuring charges, net	--	--		3	23
Operating earnings excluding asset impairments and restructuring charges, net	$280	$191	47%	$722	$370	95%

Net Interest Expense
	Third Quarter			First Nine Months
(Dollars in millions)	2010	2009	Change	2010	2009	Change

Gross interest costs	$27	$23		$81	$73
Less: Capitalized interest	1	3		2	10
Interest expense	26	20	30%	79	63	25%
Interest income	1	1		4	5
Net interest expense	$25	$19	32%	$75	$58	29%

Net interest expense increased $6 million and $17 million in third quarter and first nine months 2010 compared to third quarter and first nine months 2009, respectively, primarily due to lower capitalized interest resulting from lower capital spending and higher average borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For 2010, the Company expects net interest expense to increase compared with 2009 primarily due to lower capitalized interest and higher average borrowings.

Other Charges (Income), Net
	Third Quarter		First Nine Months
(Dollars in millions)	2010	2009	2010	2009

Foreign exchange transaction (gains) losses, net	$(2)	$--	$7	$2
Investment (gains) losses, net	(3)	(1)	(2)	4
Other, net	2	3	6	5
Other charges (income), net	$(3)	$2	$11	$11

Provision for Income Taxes
	Third Quarter		First Nine Months
(Dollars in millions)	2010	2009	2010	2009

Provision for income taxes	$88	$69	$214	$110
Effective tax rate	34%	40%	34%	39%

Third quarter 2010 effective tax rate reflects the Company's expected full year tax rate on reported earnings before income taxes of approximately 34 percent.  Third quarter 2009 effective tax rate reflects an $11 million tax charge associated with the recapture of gasification investment tax credits.

Excluding discrete items, first nine months 2010 effective tax rate reflects the Company's expected full year tax rate on reported earnings before income taxes of approximately 34 percent.  First nine months 2009 effective tax rate reflects an $11 million tax charge associated with the recapture of gasification investment tax credits and a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense.

Net Earnings and Diluted Earnings per Share
	Third Quarter
	2010		2009
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Net earnings	$170	$2.33	$101	$1.38

	First Nine Months
	2010		2009
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Net earnings	$419	$5.70	$168	$2.29
Asset impairments and restructuring charges, net of tax	2	0.03	14	0.20
Net earnings excluding asset impairments and restructuring charges, net of tax	$421	$5.73	$182	$2.49

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

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" sales revenue and operating losses when applicable.  For more information, refer to Note 17, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CASPI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$406	$338	$68	20%	$1,195	$890	$305	34%
Volume effect			28	8%			163	18%
Price effect			37	11%			87	10%
Product mix effect			9	3%			56	6%
Exchange rate effect			(6)	(2) %			(1)	-- %

Operating earnings	91	84	7	8%	251	148	103	70%

Asset impairments and restructuring charges, net	--	--	--		--	5	(5)

Operating earnings excluding asset impairments and restructuring charges, net	91	84	7	8%	251	153	98	64%

Sales revenue increased third quarter 2010 compared to third quarter 2009 due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs.  The higher sales volume was attributed to improved end-use demand in the packaging and transportation markets primarily in the Europe, Middle East, and Africa and the United States and Canada regions and the positive impact of growth initiatives, including the hydrogenated hydrocarbon resins manufacturing capacity expansion in Middelburg, the Netherlands which was completed in fourth quarter 2009.

Sales revenue increased first nine months 2010 compared to first nine months 2009 due to higher sales volume, higher selling prices, and a favorable shift in product mix.  The higher sales volume in first nine months was attributed to improved customer demand due to the upturn in the global economy and the positive impact of growth initiatives.  The higher selling prices were in response to higher raw material costs.  The favorable shift in product mix was due to higher sales volume for specialty polymers and specialty coalescents product lines attributed to the demand recovery in the coatings markets, particularly in the Asia Pacific and Europe, Middle East, and Africa regions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased $7 million in third quarter 2010 compared to third quarter 2009 and included $9 million from the partial settlement of the Longview, Texas insurance claim.  Operating earnings were negatively impacted by higher raw material and energy costs and increased costs of growth initiatives more than offsetting higher selling prices and higher sales volume.

Excluding the segment's portion of the severance charge for a reduction in force in first nine months 2009, operating earnings increased $98 million in first nine months 2010 compared to first nine months 2009 due primarily to higher sales volume and higher capacity utilization which led to lower unit costs and the favorable shift in product mix.  Operating earnings in first nine months 2010 were negatively impacted by higher raw material and energy costs.  In first nine months 2010, operating earnings included $12 million of the insurance proceeds from partial settlement related to the outage.  First nine months 2009 operating earnings included approximately $5 million in costs related to the reconfiguration of the Longview, Texas facility.  The asset impairments and restructuring charges, net for 2009 reflect the segment's portion of the severance charge for a reduction in force in first quarter 2009.

Fibers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$301	$257	$44	17%	$842	$779	$63	8%
Volume effect			30	12%			44	6%
Price effect			--	-- %			2	-- %
Product mix effect			15	5%			17	2%
Exchange rate effect			(1)	-- %			--	-- %

Operating earnings	90	79	11	14%	252	222	30	14%

Asset impairments and restructuring charges, net	--	--	--		--	4	(4)

Operating earnings excluding asset impairments and restructuring charges, net	90	79	11	14%	252	226	26	12%

Sales revenue increased in third quarter 2010 compared to third quarter 2009 due to higher sales volume primarily for acetate tow, attributed to customer buying patterns, and acetate yarn product lines.

Sales revenue increased in first nine months 2010 compared to first nine months 2009 due to higher sales volume primarily for acetate yarn product lines.

Operating earnings increased $11 million in third quarter 2010 compared to third quarter 2009 primarily due to higher sales volume, particularly for acetate tow, and higher acetyl stream capacity utilization.

Excluding the segment's portion of the severance charge for a reduction in force in first nine months 2009, operating earnings increased $26 million in first nine months 2010 primarily due to higher sales volume and higher capacity utilization for acetate yarn product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

During first quarter 2010, the Company completed the acquisition of and commenced production at the Korean acetate tow manufacturing facility.  Commercial operations have commenced and customer qualifications are continuing.  The operation of the facility is expected to be fully integrated into the segment's production and sales processes in 2011.

PCI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$534	$377	$157	42%	$1,557	$997	$560	56%
Volume effect			83	22%			277	28%
Price effect			67	18%			234	23%
Product mix effect			9	3%			49	5%
Exchange rate effect			(2)	(1) %			--	-- %

Operating earnings	77	31	46	>100%	183	22	161	>100%

Asset impairments and restructuring charges, net	--	--	--		3	6	(3)

Operating earnings excluding asset impairments and restructuring charges, net	77	31	46	>100%	186	28	158	>100%

Sales revenue increased in third quarter compared to third quarter 2009 due to higher sales volume and higher selling prices.  The higher sales volume was primarily due to growth in plasticizer product lines, which includes the addition of new plasticizer product lines from the acquisition of Genovique, and improved end-use demand in markets such as industrial chemicals and processing, agriculture, and health and wellness.  The higher selling prices were in response to higher raw material and energy costs.

Sales revenue increased in first nine months compared to the same period in 2009 due to higher sales volume, higher selling prices, and improved product mix.  The higher sales volume was primarily due to growth in plasticizer product lines, which includes the addition of new plasticizer product lines from the acquisition of Genovique, improved customer demand particularly in olefin-based product lines due to the upturn in the global economy, and the impact of competitor outages during the period.  Sales revenue also included $12 million from an acetyl technology licensing agreement in first nine months 2010.

Operating earnings increased $46 million in third quarter 2010 compared to third quarter 2009 due to higher selling prices which more than offset higher raw material and energy costs, and higher sales volume and higher capacity utilization which led to lower unit costs.  Operating earnings in third quarter 2010 were positively impacted by $12 million from the partial settlement of the Longview, Texas insurance claim.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding asset impairments and restructuring charges, net, operating earnings increased $158 million in first nine months 2010 compared to first nine months 2009 primarily due to higher selling prices and higher sales volume and higher capacity utilization which led to lower unit costs.  Operating earnings in first nine months 2010 were negatively impacted by higher raw material and energy costs.  First nine months 2010 operating earnings also included $12 million from acetyl license revenue and $3 million in restructuring charges, primarily for severance associated with the acquisition and integration of Genovique.  In first nine months 2010, operating earnings included $18 million of the insurance proceeds from partial settlement related to the outage.  Operating earnings in first nine months 2009 included approximately $15 million of costs related to the reconfiguration of the Longview, Texas facility.  A restructuring charge in first nine months 2009 consisted of the segment's portion of the severance charge for a reduction in force.

In second quarter 2010, the Company acquired Genovique, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications.  The transaction is expected to be accretive to the Company's full-year 2010 earnings per share.

Performance Polymers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$222	$165	$57	34%	$638	$509	$129	25%
Volume effect			44	27%			67	13%
Price effect			14	8%			69	13%
Product mix effect			(1)	(1) %			(7)	(1) %
Exchange rate effect			--	-- %			--	-- %

Operating earnings (loss)	6	(8)	14	>100%	(1)	(19)	18	95%

Asset impairments and restructuring charges, net	--	--	--		--	4	(4)

Operating earnings (loss) excluding asset impairments and restructuring charges, net	6	(8)	14	>100%	(1)	(15)	14	93%

Sales revenue increased in third quarter and first nine months 2010 compared to third quarter and first nine months 2009 primarily due to higher sales volume and higher selling prices.  Sales volume increased due to improved operations of the Eastman IntegRexTM-based PET manufacturing facility.  Higher selling prices were due to sales in higher value end-use markets.

Operating results in third quarter 2010 increased $14 million compared to third quarter 2009 as the favorable impact of improved IntegRex™ operations and higher selling prices were partially offset by higher raw material and energy costs.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results in first nine months 2010 increased $14 million compared to first nine months 2009 as the favorable impact of improved IntegRex™ operations and higher selling prices were partially offset by higher raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company announced in fourth quarter 2010 that it has entered into a definitive agreement with DAK Americas, LLC, to sell the PET business, related assets at the Columbia, South Carolina site, and technology of the Performance Polymers segment.  The transaction is expected to close during fourth quarter of 2010.

Specialty Plastics Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2010	2009	$	%	2010	2009	$	%

Sales	$266	$200	$66	33%	$785	$544	$241	44%
Volume effect			55	27%			201	37%
Price effect			3	1%			1	-- %
Product mix effect			9	5%			35	6%
Exchange rate effect			(1)	-- %			4	1%

Operating earnings	31	13	18	>100%	73	3	70	>100%

Asset impairments and restructuring charges, net	--	--	--		--	4	(4)

Operating earnings excluding asset impairments and restructuring charges, net	31	13	18	>100%	73	7	66	>100%

Sales revenue increased in third quarter and first nine months 2010 compared to third quarter and first nine months 2009 primarily due to higher sales volume.  The higher sales volume in third quarter was attributed to improved end-use demand for specialty packaging and consumer and durable goods as well as the positive impact of growth initiatives for core copolyesters and the TritanTM copolyester product line.  The higher sales volume in first nine months was attributed to improved customer demand due to the upturn in the global economy and the positive impact of growth initiatives for core copolyesters and the TritanTM copolyester product line.

Operating earnings increased $18 million in third quarter 2010 compared to third quarter 2009 primarily due to higher sales volume, resulting in higher capacity utilization and lower unit costs which more than offset higher raw material and energy costs.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating results increased $66 million in first nine months 2010 compared to first nine months 2009 primarily due to higher sales volume and higher capacity utilization which led to lower unit costs.

The adoption of the new TritanTM copolyester product line continues to be ahead of schedule.  The TritanTM copolyester is supplied from the monomer manufacturing facility and the first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee which became operational in first quarter 2010.  The Company is adding another 30 thousand metric tons of resin capacity for TritanTM, which is expected to be online by the end of 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

   Sales Revenue

	Third Quarter
(Dollars in millions)	2010	2009	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$946	$737	28%	18%	10%	-- %	-- %
Asia Pacific	369	282	31%	15%	9%	6%	1%
Europe, Middle East, and Africa	291	222	31%	20%	7%	10%	(6) %
Latin America	123	96	28%	19%	10%	(1) %	-- %
	$1,729	$1,337	29%	18%	9%	3%	(1) %

Sales revenue in the United States and Canada increased in third quarter 2010 compared to third quarter 2009 primarily due to higher sales volumes in all segments and higher selling prices in the PCI, CASPI, and Performance Polymers segments.

Sales revenue in Asia Pacific increased in third quarter 2010 compared to third quarter 2009 primarily due to higher sales volume particularly in the Specialty Plastics and Fibers segments, higher selling prices in all segments, and a favorable shift in product mix in all segments, particularly the Fibers segment.

Sales revenue in Europe, Middle East, and Africa increased in third quarter 2010 compared to third quarter 2009 primarily due to higher sales volume and a favorable shift in product mix in all segments and higher selling prices in the CASPI and PCI segments.

Sales revenue in Latin America increased in third quarter 2010 compared to third quarter 2009 primarily due to higher sales volume and higher selling prices particularly in the Performance Polymers segment.

	First Nine Months
(Dollars in millions)	2010	2009	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,746	$2,096	31%	19%	12%	-- %	-- %
Asia Pacific	1,058	769	38%	18%	10%	9%	1%
Europe, Middle East, and Africa	852	607	40%	23%	3%	15%	(1) %
Latin America	361	247	46%	31%	15%	-- %	-- %
	$5,017	$3,719	35%	20%	11%	4%	-- %

Sales revenue in the United States and Canada increased in first nine months 2010 compared to first nine months 2009 primarily due to higher sales volumes and higher selling prices particularly in the PCI segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Asia Pacific increased in first nine months 2010 compared to first nine months 2009 primarily due to higher sales volume, higher selling prices, and a favorable shift in product mix in all segments.

Sales revenue in Europe, Middle East, and Africa increased in first nine months 2010 compared to first nine months 2009 primarily due to higher sales volume and a favorable shift in product mix in all segments.  Product mix included sales revenue from the acetyl license in the PCI segment. The region had minimal price effect change compared to other regions due to fewer sales from commodity product lines.

Sales revenue in Latin America increased in first nine months 2010 compared to first nine months 2009 primarily due to higher sales volume and higher selling prices particularly in the Performance Polymers segment.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 9, "Fair Value of Financial Instruments", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A of the Company's 2009 Annual Report on Form 10-K and Forward-Looking Statements and Risk Factors of this Quarterly Report on Form 10-Q.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2010	2009

Net cash provided by (used in)
Operating activities	$297	$668
Investing activities	(323)	(313)
Financing activities	(126)	(74)
Effect of exchange rate changes on cash and cash equivalents	1	--
Net change in cash and cash equivalents	(151)	281

Cash and cash equivalents at beginning of period	793	387

Cash and cash equivalents at end of period	$642	$668

	First Nine Months
(Dollars in millions)	2010	2009

Net cash provided by operating activities	$297	$668
Impact of adoption of amended accounting guidance (1)	200	--
Net cash provided by operating activities excluding item	497	668

Additions to properties and equipment	(133)	(268)
Dividends paid to stockholders	(96)	(96)

Free Cash Flow	$268	$304

(1)
First nine months 2010 cash from operating activities reflected the adoption of amended accounting guidance for transfers of financial assets which resulted in $200 million of receivables, which were previously accounted for as sold and removed from the balance sheet when transferred under the accounts receivable securitization program, being included on the first quarter balance sheet as trade receivables, net.  This increase in receivables reduced cash from operations by $200 million in first quarter 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by operating activities was $297 million during first nine months 2010 compared to $668 million provided by operating activities in first nine months 2009.  The cash provided in first nine months 2010 was primarily due to higher net earnings partially offset by an increase in working capital, particularly trade receivables and inventories.  End of first nine months 2010 receivables were higher primarily due to increased sales and the impact of the adoption of amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's accounts receivable securitization program.  Inventories increased due to higher quantities and costs attributed to improved demand for the Company's products.  Both the increase in receivables and inventory were partially offset by an increase in accounts payable driven by a higher level of purchasing activity.  The 2009 operating cash flows were positively impacted by more than $100 million due to a change in the tax method for capitalizing assets.

Cash used in investing activities was $323 million in first nine months 2010 compared to $313 million used in investing activities in first nine months 2009.  First nine months 2010 includes the acquisition of Genovique and payments for the acquisition of the Korean acetate tow facility.  Capital spending of $133 million in first nine months 2010 was lower compared to $268 million in first nine months 2009 primarily due to the deferral of discretionary spending in response to the global recession compared to first nine months 2009 which included the completion of large growth initiatives.

Cash used in financing activities totaled $126 million in first nine months 2010 compared to $74 million used in financing activities in first nine months 2009.  Share repurchases in first nine months 2010 were $68 million.

The payment of dividends is also reflected in financing activities in all periods.

The Company expects to generate positive free cash flow (operating cash flow excluding the $200 million impact of adoption of amended accounting guidance, less capital expenditures and dividends) in 2010 of greater than $300 million, assuming capital expenditures of approximately $225 million and U.S. defined benefit pension plan funding of $135 million, of which $100 million is expected to be contributed in fourth quarter 2010.  The priorities for uses of available cash in 2010 are payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives, joint ventures and acquisitions) and defined benefit pension plans, and repurchasing shares.

Liquidity

At September 30, 2010, the Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.

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

Additionally, at September 30, 2010, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2010.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2010, the Company had no outstanding borrowings under the A/R Facility.

For more information regarding interest rates, refer to Note 8, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In third quarter 2010, the Company made a $35 million contribution to its U.S. defined benefit pension plan.  In 2009, the Company made $181 million in contributions to its U.S. defined benefit pension plan.  The Company expects to make a $100 million additional contribution to its U.S. defined benefit plan in fourth quarter 2010.

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

Capital Expenditures

Capital expenditures were $133 million and $268 million in first nine months 2010 and 2009, respectively.  The lower expenditures in first nine months 2010 were primarily due to the deferral of discretionary spending in response to the global recession compared to first nine months 2009 which included the completion of large growth initiatives.  The Company expects that 2010 capital spending will be approximately $225 million as the Company increases spending on discretionary infrastructure projects and certain strategic growth initiatives.

Other Commitments

At September 30, 2010, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled $4 million.

The Company had various purchase obligations at September 30, 2010 totaling approximately $1 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 11, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at September 30, 2010 totaling approximately $1.4 billion primarily related to pension, retiree medical, and other post-employment obligations.

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2010	$--	$4	$25	$65	$8	$134	$236
2011	2	--	110	252	23	61	448
2012	152	--	105	246	18	56	577
2013	--	--	99	232	12	58	401
2014	--	--	99	37	8	60	204
2015 and beyond	1,448	--	889	155	19	981	3,492
Total	$1,602	$4	$1,327	$987	$88	$1,350	$5,358

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

At September 30, 2010, the Company did not have any other material relationships with unconsolidated entities or financial partnerships, including special purpose entities, for the purpose of facilitating off-balance sheet arrangements with contractually narrow or limited purposes.  Thus, Eastman is not materially exposed to any financing, liquidity, market, or credit risk related to the above or any other such relationships.

The accounting guidance on consolidation of Variable Interest Entities ("VIEs") is effective for all VIEs or potential VIEs the Company is involved with on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under this new guidance and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

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

Treasury Stock

In August 2010, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  The authorization is in addition to the remaining amount available under the previous October 2007 $700 million repurchase authorization of the Company's outstanding common stock.  As of September 30, 2010, a total of 10.9 million shares have been repurchased for a total amount of approximately $673 million.  During first nine months 2010, the Company repurchased 1,132,800 shares of common stock for a cost of approximately $68 million.

Dividends

The Company declared cash dividends of $0.44 per share in third quarter 2010 and 2009 and $1.32 per share in first nine months 2010 and 2009.

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

•
the cellulose acetate tow manufacturing facility and related business in Korea, which was acquired and operational in first quarter 2010, to be fully integrated into the Fibers segment's production and sales processes in 2011;

•
to continue to progress with the introduction of its new Eastman TritanTM copolyester product line, which it supplies from the monomer manufacturing facility and its first TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee;

•
to complete the sale of the PET business and related assets and technology of its Performance Polymers segment to DAK Americas, LLC during fourth quarter of 2010 for cash of $600 million before transaction fees and working capital adjustments at closing;

•
the acquisition of Genovique Specialties Corporation, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications, completed in the second quarter, to be accretive to the Company's full-year earnings per share;

•	depreciation and amortization to be slightly higher than 2009 primarily due to expected completion of manufacturing facilities in 2010;

•	net interest expense to increase compared with 2009 primarily due to lower capitalized interest and higher average borrowings;

•	the effective tax rate to be approximately 34 percent;

•	capital spending to be approximately $225 million for required maintenance, discretionary infrastructure projects, and certain strategic growth initiatives;

•	pension expense to be slightly higher than 2009, and U.S. defined benefit pension plan funding to be $135 million;

•
to generate greater than $300 million of positive free cash flow (operating cash flow excluding the $200 million impact of adoption of amended accounting guidance, less capital expenditures and dividends);

•
priorities for uses of available cash to be payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives, joint ventures and acquisitions) and defined benefit pension plans, and repurchasing shares; and

•	full year 2010 earnings per share to be greater than $7.00 excluding charges related to restructuring actions.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2010, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during the third quarter 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Kingsport (Tennessee) Environmental Proceeding

In September 2010, representatives of the Company met with the Tennessee Department of Environment and Conservation ("TDEC") regarding alleged violations of state air quality regulations by the Company's manufacturing operations in Kingsport, Tennessee.  In October 2010, TDEC sent the Company an NOV addressing these alleged violations.  Based on the Company's meeting with TDEC and the NOV, the Company has determined that it is not reasonably likely that any civil penalty assessed by TDEC will be less than $100,000.  While the Company intends to vigorously defend against these allegations, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions of at least $100,000.  The Company believes that the ultimate resolution of this proceeding will not have a material impact on the Company's financial condition, results of operation, or cash flows.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - 31, 2010	273,162	$54.93	272,900	$27
August 1 - 31, 2010	0	$--	0	$327
September 1 - 30, 2010	0	$--	0	$327
Total	273,162	$54.93	272,900

(1)
Shares repurchased under a Company announced repurchase plan and shares surrendered to the Company by employees to satisfy individual tax withholding obligations upon vesting of previously issued shares of restricted common stock.

(2)
Average price paid per share reflects the weighted average purchase price paid for share repurchases and the closing price of Eastman stock on the business day the shares were surrendered by the employee stockholder to satisfy individual tax withholding.

(3)
In August 2010, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  The authorization is in addition to the remaining amount available under the previous October 2007 $700 million repurchase authorization of the Company's outstanding common stock.  As of September 30, 2010, a total of 10.9 million shares have been repurchased for a total amount of approximately $673 million.  For additional information, see Note 13, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 45.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: November 1, 2010	By:	/s/Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

3.02	Amended and Restated Bylaws of Eastman Chemical Company	47-58

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

4.10
July 7, 2010 Letter Amendment to $200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, and July 8, 2009), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 [and Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)]

4.11
Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets , Inc. and J. P. Morgan Securities Inc., as  joint lead arrangers, as amended on November 16, 2007 and March 10, 2008 (incorporated herein by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Exhibit 4.10 to the Company's Quarterly  Report on Form 10-Q for the quarter ended March 31, 2008)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

10.01	Form of Award Notice for Stock Options Granted to Executive Officers on November 2, 2010 under the 2007 Omnibus Long-Term Compensation Plan	59-60

10.02
Form of Award Notice for Stock Options Granted to Mark J. Costa, Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer, on November 2, 2010 under the 2007 Omnibus Long-Term Compensation Plan
61-62

10.03	Form of Performance Share Award to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (2011 – 2013 Performance Period)	63-74

10.04
Form of Performance Share Award to Mark J. Costa, Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer, under the 2007 Omnibus Long-Term Compensation Plan (2011 – 2013 Performance Period)
75-86

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	87

31.01	Rule 13a – 14(a) Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended September 30, 2010	88

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2010	89

32.01	Section 1350 Certification by James P. Rogers, President and Chief Executive Officer, for the quarter ended September 30, 2010	90

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2010	91

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Presentation Linkbase Document (furnished, not filed)

101.DEF	XBRL Definition Linkbase Document (furnished, not filed)