Form 10-K
period 2010-12-31
EASTMAN CHEMICAL CO
filed 2011-02-23
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
PAGE 1 OF 129 TOTAL SEQUENTIALLY NUMBERED PAGES
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
[X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

The aggregate market value (based upon the $53.36 closing price on the New York Stock Exchange on June 30, 2010) of the 70,466,994 shares of common equity held by non-affiliates as of December 31, 2010 was approximately $3,760,118,800, using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934, to exclude common stock that may be deemed beneficially owned as of December 31, 2010 by Eastman Chemical Company's ("Eastman" or the "Company") directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination.  A total of 70,748,189 shares of common stock of the registrant were outstanding at December 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2011 Annual Meeting of Stockholders (the "2011 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report which are not statements of historical fact may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of any acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

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

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	5

1A.	Risk Factors	23

1B.	Unresolved Staff Comments	23

	Executive Officers of the Company	24

2.	Properties	26

3.	Legal Proceedings	28

PART II

PART III
10.	Directors, Executive Officers and Corporate Governance	120

11.	Executive Compensation	120

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	120

13.	Certain Relationships and Related Transactions, and Director Independence	121

14.	Principal Accountant Fees and Services	121

PART IV

15.	Exhibits and Financial Statement Schedules	122

SIGNATURES

Signatures	123

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global chemical company which manufactures and sells a broad portfolio of chemicals, plastics, and fibers.  Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, as of December 31, 1993.  Eastman has sixteen manufacturing sites in nine countries that supply chemicals, plastics, and fibers products to customers throughout the world.  The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

In 2010, the Company had sales revenue of $5.8 billion, operating earnings of $862 million, and earnings from continuing operations of $425 million.  Earnings per diluted share from continuing operations were $5.75 in 2010.  Included in 2010 operating earnings were asset impairments and restructuring charges of $29 million.  Included in 2010 earnings from continuing operations were early debt extinguishment costs of $115 million.

The Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under accounting principles generally accepted ("GAAP") in the United States.

The Company's products and operations are managed and reported in four operating segments: the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, and the Specialty Plastics segment.  The Company manages certain costs and initiatives at the corporate level, including certain research and development ("R&D") costs not allocated to the operating segments.  For additional information concerning the Company's operating segments, see Note 23 "Segment Information" to the Company's consolidated financial statements in Part II, Item 8 of this 2010 Annual Report on Form 10-K (this "Annual Report").

Business Strategy

Eastman's objective is to be an outperforming chemical company through solid financial results from its core businesses and its strategies for profitable growth.  The Company's core businesses currently sell differentiated products into diverse markets and geographic regions.  Management believes that the Company can increase the revenues from its core businesses with increasing profitability through a balance of new applications for existing products, development of new products, and sales growth in adjacent markets and emerging economies.  These revenue and earnings increases are expected to result from organic initiatives as well as joint ventures and acquisitions.

The Company is focusing on a variety of organic growth initiatives.  These growth initiatives are driven by strong demand from the Company's customers and are in attractive industries or product markets in which Eastman has a competitive advantage.  These organic growth initiatives include:

•
In the Specialty Plastics segment, the monomer manufacturing facility and the first Eastman TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee commenced production in first quarter 2010.  The Company is adding another 30,000 metric tons of resin capacity for TritanTM, which is expected to be operational in early 2012.

•
In the Specialty Plastics segment, the Company is expanding its capacity for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyester, and expects the capacity to be operational in two phases in mid-2011 and in 2012.

•	In the Specialty Plastics segment, the Company is expanding its cellulose triacetate capacity, with the new capacity expected to be operational in first quarter 2012.

•
In the CASPI segment, the Company is expanding capacity for its specialty hydrocarbon resins through an additional expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which is expected to be completed in the second half of 2011, an additional debottleneck of the hydrogenated  hydrocarbon facility in Longview, Texas, which is expected to be operational in the first half of 2011, and an expansion of the pure monomer and hydrogenated resins production capacity in Jefferson, Pennsylvania, which is expected to be operational in 2012.

•	In the PCI segment, the Company plans to increase capacity of 2-ethyl hexanol in 2012 to support expected growth in the plasticizers, coatings, and fuel additive markets.
•
The Company continues to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry, including an initiative in the building and construction market.

The Company benefits from advantaged feedstocks and proprietary technologies, and is focusing on sustainability as a competitive strength for growth.  Eastman has developed new products and technologies that enable customers' development and sales of sustainable products, and has reduced its greenhouse gas emissions and energy consumption.

The combination of stable profits from the solid core businesses and profitable revenue growth is expected to result in continued earnings growth.  This allows the Company to continue to evaluate inorganic growth, such as joint ventures and acquisitions, to enhance the Company's product portfolios and to extend into emerging markets.

Manufacturing Streams

Integral to Eastman's corporate strategy for growth is leveraging its heritage of expertise and innovation in acetyl, olefins, and polyester chemistries in key markets, including packaging, tobacco, building and construction, and consumables.  For each of these chemistries, Eastman has developed a combination of assets and technologies that are operated within three manufacturing "streams".

•
In the acetyl stream, the Company begins with high sulfur coal which is then gasified in its coal gasification facility.  The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid, and acetic anhydride.  These chemicals are used in manufacturing products throughout the Company including acetate tow, acetate yarn, and cellulose esters.  The Company's ability to use coal is a competitive advantage in both raw materials and energy.  The Company continues to evaluate opportunities to further leverage its gasification expertise to produce additional cost advantaged chemicals from petroleum coke or coal instead of natural gas or petroleum.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are then cracked at its facility in Longview, Texas into propylene, as well as ethylene.  "Cracking" is a chemical process in which gases are converted into more reactive molecules for use in the manufacturing process.  The Company also purchases propylene for use at its Longview facility and its facilities outside the U.S.  The propylene is used in oxo derivative products.  The ethylene is used in oxo derivative products, acetaldehyde and ethylene glycol production and is also sold commercially.  There are four cracking units located at the Company's Longview, Texas facility.  Eastman had previously shut down the first of the three units identified for a staged phase-out and idled the second cracking unit.  In 2010, a decision was made to restart the idled cracking unit due to improved competitive position based on low cost feedstocks and olefin market conditions.  Petrochemical business cycles are influenced by periods of over- and under-capacity.  Capacity additions to steam cracker units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins.  Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to expand and contract, resulting in "ethylene" or "olefins" cycles.  The Company believes it is less impacted by the these cycles than it has been historically due to actions it has taken to leverage its diverse derivatives products to take advantage of regulatory trends and focus on more durable markets.

•
In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid ("PTA") for polyesters and dimethyl terephthalate ("DMT") for copolyesters.  PTA or DMT is then reacted with ethylene glycol, which the Company both makes and purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce polyesters.  The Company believes that this backward integration of polyester manufacturing is a competitive advantage, giving Eastman a low cost position, as well as surety of intermediate supply.  In addition, Eastman can add specialty monomers to copolyesters to provide clear, tough, chemically resistant product characteristics.  As a result, the Company's copolyesters can effectively compete with materials such as polycarbonate and acrylic.

The following chart shows the Company's sites at which its manufacturing streams are primarily employed.

SITE	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM

Kingsport, Tennessee	X	X	X
Longview, Texas	X		X
Columbia, South Carolina (1)		X
Kuantan, Malaysia		X
Singapore			X
Workington, United Kingdom	X
Ulsan, South Korea	X

(1)	Retained a portion of the manufacturing facility related to the Specialty Plastics segment subsequent to the sale of the Company's PET business and related assets.

The following chart shows significant Eastman products, markets, and end uses by segment and manufacturing stream.

SEGMENT	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM	KEY PRODUCTS, MARKETS, AND END USES
CASPI	X		X
Paints and coatings for architectural, transportation, industrial, and original equipment manufacturing ("OEM"),  adhesives ingredients for tapes, labels, personal care products and building and construction uses and inks for packaging

Fibers	X			Acetate fibers for filter products and textiles
PCI	X	X	X
Intermediate chemicals for agriculture, transportation, beverages, nutrition, pharmaceuticals, coatings, medical devices, toys, adhesives, household products, polymers, textiles, consumer and industrial products, and health and wellness uses

Specialty Plastics	X	X	X
Copolyesters and cellulosics for appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, graphic arts, general purpose packaging, personal care and cosmetics, food and beverage packaging, performance films, tape and labels, fibers/nonwovens, photographic and optical films, and liquid crystal displays ("LCD")

In addition to stream integration, the Company also derives value from Eastman's cellulosics.  These are natural polymers, sourced from managed forests, which when combined with the acetyl and olefin streams, provide differentiated product lines and an advantaged raw material position for Eastman.

The Company continues to leverage its heritage of expertise and innovation in acetyl, polyester, and olefins chemistries and technologies, as well as its use of cellulosics, to meet demand and create new uses and opportunities for the Company's products in key markets.  Through integration and optimization across these streams, the Company is able to create unique and differentiated products that have a performance advantage over competitive materials.

Cyclicality and Seasonality

The commodity olefins and olefin derivatives product lines in the PCI segment and the commodity solvent product lines in the CASPI segment are impacted by the cyclicality of key products and markets, while the other segments are more sensitive to global economic conditions.  Supply and demand dynamics determine profitability at different stages of cycles and global economic conditions affect the length of each cycle.  Despite sensitivity to global economic conditions, many of the products in the Fibers and CASPI segments provide a stable foundation of earnings.

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

Financial Strategy

In addition to managing its core business operations and growth initiatives, the Company remains committed to maintaining a strong financial position with financial flexibility and consistently solid cash flows.  The Company employs a disciplined process for capital allocation and deployment of cash.  The Company pursues a variety of organic growth opportunities and attractive joint ventures and acquisitions.  The Company also returns cash to stockholders through dividends and from time to time by share repurchases.  The Company also opportunistically increases, decreases, and restructures its debt based upon public and private debt market conditions.

BUSINESS SEGMENTS

The Company's products and operations are managed and reported in four operating segments: the CASPI segment, the Fibers segment, the PCI segment, and the Specialty Plastics segment.

CASPI SEGMENT

•	Overview

In the CASPI segment, the Company manufactures resins, specialty polymers, and solvents which are integral to the production of paints and coatings, inks, adhesives, and other formulated products.  Growth in these markets in the U.S., Canada, and Europe typically approximates general economic growth due to the wide variety of end uses for these applications.  Typically, growth in these markets in Asia, Eastern Europe, and Latin America continues to be higher than worldwide economic growth, driven by regional growth in these emerging economies.  The CASPI segment focuses on producing intermediate chemicals rather than finished products and developing long-term, strategic relationships to achieve preferred supplier status with its customers.  In 2010, the CASPI segment had sales revenue of $1.6 billion, 27 percent of Eastman's total sales.

The profitability of the CASPI segment is sensitive to the global economy, market trends, broader chemical cycles, particularly the olefins cycle, and foreign currency exchange rates.  The CASPI segment's specialty products, which include cellulose-based specialty polymers, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle due to their functional performance attributes.  The segment’s commodity products, which include commodity solvents and base resins, are more impacted by the olefins cycle as discussed under "Manufacturing Streams."  The Company seeks to leverage its proprietary technologies, competitive cost structure, and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

•	Products

➢ Polymers
The polymers product line consists of cellulose-based specialty polymers and olefin-based performance products. Eastman's cellulose-based specialty polymers enhance the aesthetic appeal and improve the performance of industrial and transportation coatings and inks. Olefin-based products are used as base polymers in hot-melt adhesives, paper laminating, sealants, and pressure sensitive adhesives. They are also used as elastomer extenders in sealants and waterproofing compounds for wire and cable flooding applications. The polymers product line also includes chlorinated polyolefins which promote the adherence of paints and coatings to plastic substrates. Polymers accounted for approximately 20 percent of the CASPI segment's total sales for 2010.

➢ Resins
The resins product line consists of hydrocarbon resins, rosin resins, and resin dispersions. These products are sold primarily to adhesive formulators and consumer product companies for use as raw materials essential in hot-melt and pressure sensitive adhesives and as binders in nonwoven products such as disposable diapers, feminine products, and pre-saturated wipes. Eastman offers a broad product portfolio of essential ingredients for the adhesives industry, and ranks as the second largest global tackifier supplier. In addition, Eastman is one of the largest manufacturers of hydrogenated gum rosins used in chewing gum applications. Eastman resins are also used in a wide range of applications including plastics and rubber modification and inks. Resins accounted for approximately 35 percent of the CASPI segment's total sales for 2010.

➢ Solvents
The solvents product line includes both specialty coalescents and ketones and commodity esters, glycol ethers, and alcohol solvents. Coalescents include products such as TexanolTM ester alcohol and Eastman OptifilmTM Enhancer 300 and 400, which improve film formation and durability in architectural latex paints. Ketones are used in high solids low volatile organic compound ("VOC") coatings applications. Commodity solvents, which consist of esters, glycol ethers, and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application. Solvents accounted for approximately 45 percent of the CASPI segment's total sales for 2010.

•	Strategy and Innovation

A key element of the CASPI segment's growth strategy is the continued development of innovative product offerings, building on proprietary technologies in high-growth markets and regions to meet customers' evolving needs and improve the quality and performance of customers' end products.  Management believes that its ability to leverage the CASPI segment's broad product line and Eastman's R&D capabilities make the segment uniquely capable of offering a broad array of solutions for new and emerging markets.

The Company intends to continue to leverage its resources to strengthen the CASPI segment's product innovation and product enhancement pipeline by meeting market needs and the expanded use of proprietary products and technologies.  Although the CASPI segment's sales and application development are often specialized by end-use markets, developments in technology can often be successfully shared across multiple end-uses and markets.

The Company's global manufacturing presence is a key element of the CASPI segment's growth strategy.  For example, the segment is well positioned to capitalize on expected high industrial growth in China and other parts of Asia from its facilities in Singapore and near Shanghai and joint venture operations in China.  The Company is committed to maintaining reliability of supply of the CASPI segment products to our strategic customers to allow Eastman to be the supplier of choice.  The segment is meeting growing demand for specialty hydrocarbon resins with an additional 20 percent expansion of hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which is expected to be completed in the second half of 2011; an additional 10 percent debottleneck of the hydrogenated  hydrocarbon facility in Longview, Texas, which is expected to be operational in the first half of 2011; and a 40 percent expansion of the pure monomer / hydrogenated resins capacity in Jefferson, Pennsylvania, which is expected to be operational in 2012.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base for the CASPI segment is broad and diverse. This segment has approximately 770 customers around the world, while 80 percent of its sales revenue in 2010 was attributable to approximately 90 customers.  The CASPI segment focuses on establishing long-term, customer service-oriented relationships with its strategic customers in order to become their preferred supplier and to leverage these relationships to pursue sales opportunities in previously underserved markets and to expand the scope of its value-added services.  Growth in the U.S., Canadian, and European markets typically coincides with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for packaged goods, transportation, durable goods, and housing.

The current regulatory environment, particularly in the U.S., Canada, and Europe, provides both market challenges and opportunities for the CASPI segment.  Environmental regulations that impose limits on the emission of VOCs and hazardous air pollutants ("HAPs") continue to impact coatings formulations requiring compliant coatings raw materials.  These regulations are in addition to the consumer market trend toward sustainability.  The coatings industry is responding by promoting products and technologies designed to enable customers and end users to reduce air emissions of VOCs and HAPs in compliance with applicable regulations.  A variety of Eastman's CASPI segment products are used in these coatings.  Additional products are currently being developed to meet the growing demand for low VOC coatings, including the recently introduced SolusTM family of products.

•	Competition

Competition within the CASPI segment's markets varies widely depending on the specific product or product group.  The Company's major competitors in the CASPI segment's markets include larger companies such as BASF SE ("BASF"), The Dow Chemical Company ("Dow"), and Exxon Mobil Corporation, which may commit greater financial and other resources to products in markets in which the CASPI segment competes than Eastman.  Additionally, within each CASPI segment product market, the Company competes with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors.  However, Eastman does not believe that any of its competitors has the breadth of product offerings that Eastman is able to offer its CASPI segment customers.  The Company believes its competitive advantages include its level of vertical integration; breadth of product offerings, service, and technology offerings; low-cost manufacturing position; consistent product quality; security of supply; and process and market knowledge.  The CASPI segment principally competes on breadth of products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development.

FIBERS SEGMENT

•	Overview

In the Fibers segment, Eastman manufactures and sells EstronTM acetate tow and EstrobondTM triacetin plasticizers for use primarily in the manufacture of cigarette filters; EstronTM natural and ChromspunTM solution-dyed acetate yarns for use in apparel, home furnishings and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers.  Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s.  The Company is the world's largest producer of acetate yarn and has been in this business for over 75 years.  The Fibers segment's manufacturing operations are primarily located at the Kingsport, Tennessee site, and also include smaller acetate tow production plants in Workington, England and Ulsan, South Korea.  Eastman has recently increased its acetate tow capacity with the expansion of the Workington plant in 2008 and the start up of the Korean facility during 2010.  In 2010, the Fibers segment had sales revenue of $1.1 billion, 19 percent of Eastman's total sales.  The Fibers segment remains a strong and stable cash generator for the Company.

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

Contributing to the profitability in the Fibers segment are the limited number of competitors, the high industry capacity utilization, and significant barriers to entry.  These barriers include, but are not limited to, high capital costs for integrated manufacturing facilities.

•	Products

➢ Acetate Tow
Eastman manufactures acetate tow under the EstronTM trademark according to a wide variety of customer specifications, primarily for use in the manufacture of cigarette filters. Acetate tow is the largest sales product of the Fibers segment. Worldwide demand for acetate tow is expected to increase by one to two percent per year over the next several years. Demand growth within Asia, mostly China, one of the largest and fastest growing markets, primarily influences this expected global increase.

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
In the Fibers segment, Eastman is leveraging its strong customer relationships and knowledge of the industry to identify growth options.  These growth options are enabled by its excess acetate flake capacity at the Kingsport, Tennessee site.  In 2008, Eastman expanded its Workington, England plant to support customer demand in the region.  In 2010 production began at a new acetate tow facility in Ulsan, South Korea to support customer demand in Asia.  With this new facility Eastman’s total global acetate tow capacity is approximately 210,000 metric tons.  The Company continues to pursue growth opportunities, particularly in the Asia Pacific region.

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
The Fibers segment intends to continue to operate in a cost effective manner, capitalizing on its technology, scale and vertical integration, and to make further productivity and efficiency improvements through continued investments in R&D.

➢	Research and Development
The Company's Fibers segment R&D efforts focus on process and product improvements, as well as cost reduction, with the objectives of increasing sales and reducing costs.  The Fibers segment also conducts research to assist acetate tow customers in the effective use of the segment's products and in the customers' product development efforts.

•      Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 150 customers in the tobacco, textile, and acetate fibers industries.  Eastman's Fibers segment customers are located in all regions of the world.  The largest 17 customers within the Fibers segment include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.  These top 17 customers accounted for about 80 percent of the segment's total sales revenue in 2010.  Sales prices for a significant portion of the Fibers segment's products are typically negotiated on an annual basis.  The segment maintains a strong position in acetate tow exports to China.

•      Competition

Eastman is the second largest acetate tow manufacturer in the world.  Competitors in the fibers market for acetate tow include Celanese Corporation ("Celanese"), Daicel Chemical Industries Ltd ("Daicel"), Mitsubishi Rayon Co., Ltd. ("Mitsubishi Rayon"), and Rhodia S.A.

In the segment's acetate yarn business, major competitors include Industrias del Acetato de Celulosa S.A. ("INACSA"), UAB Korelita, and Mitsubishi Rayon.  Eastman is the world leader in acetate yarn production and the only acetate yarn producer in the U.S. and Canada.  The physical properties of acetate yarn make it desirable for use in textile products such as suit linings, women's apparel, medical tape, drapery, ribbons and other specialty fabrics.  However, over the past 20 years, demand for acetate yarn has been adversely affected by the substitution of lower cost polyester and rayon yarns.  Accordingly, worldwide demand for acetate yarn is expected to continue to decrease as mills substitute these cheaper yarns for acetate yarn.  Eastman, however, remains uniquely positioned because it is the only integrated producer of acetate yarn.

As described above under "Fibers Segment – Overview", the principal methods of competition include maintaining the Company's large-scale vertically integrated manufacturing process from coal-based acetyl raw materials, reliability of supply, product quality, and sustaining long-term customer relationships.

PCI SEGMENT

•	Overview

The PCI segment leverages large scale and vertical integration from the acetyl and olefins streams to manufacture diversified products that are sold externally as well as used internally for other segments of the company.  The PCI segment has leading market positions in many of its core products and believes it is well-positioned in key markets for most of its major products, including both acetyl products and olefin derivatives, due to its competitive cost position and supply reliability versus competitors.  In 2010 the PCI segment had sales revenue of $2.1 billion, 36 percent of the Company's total sales.

The segment's competitive cost position is primarily due to lower cost raw materials, such as coal which is used in the production of acetyl stream products and olefins which are used in the production of olefin derivative products.  To further improve its competitive cost position over purchasing olefins in the North American market, the Company restarted a previously idled cracking unit at the Longview, Texas facility in 2010.  This restart was prompted by a favorable shift in market conditions for olefin raw materials that is expected to continue over the next several years.  The Company has three operating cracking units, including the unit restarted in 2010.  The Company will continue to evaluate changes in raw materials costs along with olefin derivative volume demand to determine the best use for these assets.  Some of the segment's products are affected by the olefins cycle.  See "Corporate Overview – Manufacturing Streams" earlier in this "Part I – Item 1. Business."  This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand, or when demand exceeds existing supply.  Demand, in turn, is based on general economic conditions, raw material and energy costs, and other factors beyond the Company's control.  While the segment has taken steps to reduce the impact of the trough of the olefins cycle, future PCI segment results are expected to continue to fluctuate from period to period due to these changing economic conditions.  Approximately 70 percent of the segment’s olefin derivatives are made from propylene.

•  Products

The PCI segment offers over 195 products that include intermediates based on oxo and acetyl chemistries and performance chemicals.  The PCI segment's 2010 sales revenue was approximately 65 percent from olefin-based and 20 percent from acetyl-based chemistries, and 15 percent from other chemicals.  Approximately 65 percent of the PCI segment's sales revenue is generated in the U.S. and Canada, a region in which the Company has a leading market share position for most of its key oxo and acetyl products.  Sales in all regions are generated through a mix of the Company's direct sales force and a network of distributors.  The Company's PCI segment is the largest marketer of acetic anhydride in the United States, an intermediate that is a critical component of analgesics, laundry care products, and nutritional supplements, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of agricultural and other specialty products.  Eastman believes that it manufactures one of the world's broadest ranges of products derived from oxo aldehydes and holds a leading North American market position in the majority of these products.  The PCI segment's other intermediate products include glycols and polymer intermediates.  Many of the intermediates products in the PCI segment are priced based on supply and demand of substitute and competing products.  In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base.

The PCI segment also manufactures performance chemicals and complex organic molecules such as plasticizers, diketene derivatives, specialty ketones, and specialty anhydrides for medical, pharmaceutical, fiber, and food and beverage ingredients, which are typically used in specialty market applications.  The acquisition of Genovique Specialties Corporation ("Genovique") added new plasticizers to the Company's existing portfolio, and Eastman believes it has the broadest product line of non-phthalate plasticizers in the world.  The PCI segment’s specialty products are typically priced based on value added rather than supply and demand factors.

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

The PCI segment selectively focuses on continuing to develop and access markets with high-growth potential for the Company's chemicals.  One such market is for flexible plastic products used in sensitive applications such as toys, child care articles, medical packaging and devices, and food contact.  Eastman 168TM plasticizer and Genovique specialty plasticizers provide effective, sustainable alternatives to ortho-phthalate plasticizers traditionally used in these and other applications.  These plasticizers allow manufacturers to meet the challenging requirements of changing government regulations and consumer preferences without sacrificing production efficiency or product performance.  The acquisition of Genovique in 2010 added to the Company's portfolio of non-phthalate plasticizers that serve high growth markets.

The Company engages in R&D initiatives in order to develop new PCI products and find additional applications for existing products and to lower its costs.  The Company is evaluating licensing opportunities for acetic acid and oxo derivatives on a selective basis, and has licensed technology to produce acetyl products to Saudi International Petrochemical Company ("SIPCHEM") in Saudi Arabia and to Chang Chun Petrochemical Company ("Chang Chun") in Taiwan in 2005 and 2007, respectively.  All SIPCHEM licensing agreement revenue has been received, and the Company has the continuing right to purchase the acetic anhydride from the SIPCHEM manufacturing facility.  The Chang Chun manufacturing plant is expected to be operational in the second half of 2011.

•	Customers and Markets

The PCI segment's products are used in a variety of markets and end uses, including agriculture, transportation, beverages, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, adhesives, sealants, household products, polymers, textiles, and industrials.  Because of its cost position, reliability, and service, the Company has been able to establish and maintain long-term arrangements and relationships with PCI customers.  Product-specific olefin derivative market conditions vary based upon prevailing supply and demand conditions.  An important trend for the PCI segment's business is a tendency toward regionalization of key markets due to increased transportation costs and local supply in developing regions from new capacities.  The PCI segment benefits from this trend primarily in the U.S. and Canada.  The anhydride purchased from the new SIPCHEM facility will give increased access to the Asian market for PCI products.  Additionally, the PCI segment is engaged in continuous efforts to optimize product and customer mix.  Approximately 80 percent of the PCI segment's sales revenue in 2010 was from 135 of approximately 1,100 customers worldwide.

•	Competition

Historically, there have been significant barriers to entry for potential competitors in the PCI segment's major product lines, including acetic acid and acetic anhydride, primarily due to the relevant technology having been held by a small number of companies.  As this technology has become more readily available, competition from multinational chemical manufacturers has intensified.  Eastman competes with these and other producers primarily based on price, as products are generally interchangeable, but also on technology, marketing, and services.  Eastman's major competitors in this segment include large, multinational companies such as BASF, Celanese, Dow, and Exxon Mobil Corporation.

SPECIALTY PLASTICS SEGMENT

•	Overview

In the Specialty Plastics segment, the Company produces and markets specialized copolyesters and cellulosic plastics that possess differentiated performance properties for value-added end uses.  In 2010, the Specialty Plastics segment had sales revenue of $1.0 billion, approximately 18 percent of Eastman's total sales.

Eastman has the ability within its Specialty Plastics segment to modify its polymers and plastics to control and customize their final properties, creating numerous opportunities for new application development, including the expertise to develop new materials and new applications starting from the molecular level in the research laboratory to the final designed application.  Recent industry trends in various markets have renewed customers' interest in some of the unique attributes offered by Eastman materials.  Such trends include, but are not limited to, interest in plastics that have superior chemical and mechanical properties to withstand increasing demands in specific applications, as well as halogen-free and bisphenol A ("BPA")-free plastics.  The addition of the Eastman Tritan™ family of products significantly enhances the segment's ability to customize copolyesters and cellulosic plastics for new markets and applications.  In addition, the Specialty Plastics segment has a long history of manufacturing excellence with strong process improvement programs providing continuing cost reduction.

•  Products

The Specialty Plastics segment consists of two primary product lines: specialty copolyesters and cellulosics.  Eastman estimates that the market growth for copolyesters will continue to be higher than general domestic economic growth due to ongoing specialty copolyester material innovations and displacement opportunities.  Eastman believes that cellulosic materials will grow at or above the rate of the domestic economy in general, driven by strong demand in the LCD market, and increased demand for cellulosics driven by the sustainability profile of these bio-derived materials and their performance as engineered thermoplastics.  For both specialty copolyesters and cellulosic plastics, the Specialty Plastics segment benefits from integration into the Company's polyester and acetyls streams.  The Specialty Plastics segment's specialty copolyesters are currently produced in Kingsport, Tennessee; Columbia, South Carolina; and Kuantan, Malaysia.  The cellulosic products are produced in Kingsport, Tennessee.

➢	Specialty Copolyesters
Eastman's specialty copolyesters accounted for approximately 80 percent of the Specialty Plastics segment's 2010 sales revenue.  Eastman's specialty copolyesters, which generally are based on Eastman's production of CHDM, typically fill a market position between polycarbonates and acrylics.  Polycarbonates traditionally have offered some superior performance characteristics, while acrylics have been less expensive.  Specialty copolyesters combine superior performance with competitive pricing and are being substituted for both polycarbonates and acrylics in some applications.

The Specialty Plastics segment continues to develop new applications for its core copolyesters to meet growing demand for more environmentally-friendly and sustainable copolyester products.  Additionally, the segment has had significant growth in sales of copolyesters for clear handleware applications, where Eastman's materials offer a unique merchandising solution.  By broadening its Embrace™ family of products, Eastman has continued to have growth in sales of shrink packaging.  The family of shrink packaging offerings has made Eastman the leading provider of resins for full-body shrink labels.  Eastman's newest copolyester, Tritan™, enables the Company to move to higher value applications by adding high temperature resistance to the other properties of copolyesters, including toughness, chemical resistance, and excellent processability.

➢	Cellulosic Plastics
Cellulosics and cellulosic plastics accounted for approximately 20 percent of the Specialty Plastics segment's 2010 sales revenue.  Market demand for Eastman’s family of cellulosic polymers, VisualizeTM cellulosics, for the LCD market continues to be strong.  Through the development of new formulations and applications, Eastman's LCD product line has continued to benefit from demand growth in the LCD market. Eastman’s proprietary Visualize™ line of products are known for their superior optical properties and are the preferred choice for certain film structures in LCD polarizers.

Eastman cellulosic plastics, sold under the Tenite™ brand, are known for their excellent balance of properties, including toughness, hardness, strength, surface gloss, clarity, chemical resistance, and warmth to the touch. During 2010, Eastman entered into a joint venture with Mazzucchelli 1949 SPA in Shenzhen, China, which is expected to expand Eastman's portfolio of cellulosic plastics. The joint venture will produce compounded cellulose acetate pellets, mostly used in the production of high design injection molded articles such as ophthalmic frames or tool handles. The Mazzucchelli joint venture facility is expected to be operational by second quarter 2011.

•	Strategy and Innovation

Through Eastman's advantaged asset position and applications development innovation efforts, the segment has increased specialty copolyesters sales volume to twice U.S. gross domestic product growth over the past five years.  During 2010, Eastman significantly increased its share in the shrink film market by developing new applications for its products that now include the Embrace™ family of products.  The trend of influencing the purchasing decision with product design has also benefited Eastman's clear handleware solutions for large containers.  Additionally, increased demand for BPA-free products has created new opportunities for various applications of legacy copolyesters.

The LCD market is a developing growth market for the Specialty Plastics segment.  The Company continues to invest in the development of copolyester and cellulosic-based product solutions for this high-growth market, with the objective of being a strategic raw material supplier in the LCD market.  The Company's 70 percent expansion of its Kingsport, Tennessee cellulose triacetate manufacturing capacity is expected to be operational in first quarter 2012.

The addition of Tritan™ copolyester to Eastman's Specialty Plastics product offering has created new opportunities for applications previously occupied by materials such as polycarbonate or polysulfone.  During 2010, Eastman gained market acceptance for Tritan™ in certain applications such as water bottles and other consumer houseware applications through OEMs and brand owners.  During 2009, Eastman completed the construction of a new monomer facility and a new polymer facility.  Both were operational in first quarter 2010.  The monomer facility produces a proprietary monomer required in the production of Tritan™ copolyester while the polymer facility is capable of producing 30,000 metric tons of Tritan™ polymer.  Given the anticipated successful market acceptance of Tritan™ copolyester and the projected rapid demand growth, the monomer facility was designed to be capable of supplying a second Tritan™ copolyester manufacturing facility of 30,000 metric tons per year.  Based on the 2010 demand, the Company is expanding to a second full scale Tritan™ copolyester manufacturing facility which is expected to be operational in early 2012.

The Company is also expanding its capacity for CHDM, a monomer used in the manufacture of copolyester, by approximately 25 percent and expects the capacity to be operational in two phases in mid-2011 and in 2012.

The Specialty Plastics segment is focused on providing consistent profit margins and the Company continues to leverage the advantages of being an integrated polyester manufacturer and expects to continue to pursue opportunities within the integrated polyester stream.  The Company is utilizing rationalized PET assets to reduce Specialty Plastics copolyester conversion costs and expand production with larger scale assets.

•	Customers and Markets

The customer base in the Specialty Plastics segment is broad and diverse, consisting of approximately 690 customers worldwide in a variety of industries.  Approximately 80 percent of the Specialty Plastics segment's 2010 sales revenue was attributable to approximately 70 customers.  The Specialty Plastics segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles.  By doing so, it is better able to understand its customers' needs as those customers develop new products and more effectively bring new solutions to market.

Specialty copolyesters are sold into a wide range of markets and applications including specialty packaging (medical and electronic component trays, shrink label films, general purpose packaging, and multilayer films); in-store fixtures and displays (point of purchase displays including indoor sign and store fixtures); consumer and durable goods (appliances, housewares, toys, and sporting goods); medical goods (disposable medical devices, health care equipment and instruments, and pharmaceutical packaging); personal care and consumer packaging (food and beverage packaging and consumer packaging); photographic film, optical film, fibers/nonwovens, tapes/labels, and LCD.  The Tritan™ family of products is being sold into a range of markets including, but not limited to, consumer housewares, bulk water, infant care, small appliances and other consumer durables segments.  Additional applications and markets are currently under development.

•	Competition

The segment principally competes by leveraging price and product performance in specific applications.  Customer product selection is typically determined on an application-by-application basis and often by OEMs rather than by resin converters.  New market opportunities are coming from substitution of plastic for other materials, and displacement of other plastic resins in existing applications.  While historically the Specialty Plastics segment's ability to compete was very closely tied to supply-demand balances of competing plastics, the addition of Tritan™, a material based on Eastman proprietary technology, opens new market opportunities in which Eastman expects to leverage the unique combination of properties of the new family of products.  In certain cases, the Company believes that Tritan™ offers a unique solution by bringing properties similar to polycarbonate without containing any BPA.  In food applications, the fact that copolyesters are both BPA and halogen-free makes them an attractive alternative to materials such as polycarbonate and other plastics, respectively.  In addition, the combination of excellent clarity and superior processability allows for the production of unique and attractive packaging that allows brand owners to differentiate themselves on the retail shelf.  Examples of such applications include, but are not limited to, shrink film made from Eastman's Embrace™ copolyester family of products, as well as clear handleware containers produced from Eastman copolyesters.

The Specialty Plastics segment believes that it maintains competitive advantages throughout the product life cycle.  At product introduction, the segment's breadth of offerings combined with its R&D capabilities and customer service orientation enable it to quickly bring a wide variety of products to market.  As products enter the growth phase of the life cycle, the Specialty Plastics segment is able to continue to leverage its product breadth by generating sales revenue from multiple sources, as well as retaining customers from long-term relationships.  As products become more price sensitive, the Specialty Plastics segment can take advantage of Eastman's scale of operations, including conversion of rationalized PET assets and vertical integration, to maintain a superior product conversion cost position.

In recent years, the industry has been confronted by unprecedented raw material cost volatility.  While raw material cost volatility is expected to continue into the future, Eastman believes that it maintains a competitive advantage from diversification of its raw materials base by using both coal for cellulosics and petrochemical-based feedstocks for copolyesters.

Eastman's primary competitors for copolyester products include Bayer AG, Dow, Evonvik Industries, Saudi Basic Industries Corporation ("SABIC"), and SK Chemical Industries.  Competition for cellulosic plastics is primarily from other producers of cellulose ester polymers such as Acetati SpA and Daicel.

REGIONAL BUSINESS OVERVIEW

Eastman operates as a global business with approximately 50 percent of its sales and 60 percent of its operating earnings, excluding asset impairments and restructuring charges, generated from outside the United States and Canada region in 2010.  As the Company focuses on growth in emerging markets, the percentage of sales and earnings from outside the United States and Canada are expected to increase.  While manufacturing is centered in the U.S., the Company is able to transport products globally to meet demand.  In 2010, all regions were positively affected by the recovery from the global recession, but the degree of the impact on the various regions was dependent on the mix of the Company's segments and products in each region.  In 2010, the mix of regional revenue from the segments was as follows:

	CASPI	Fibers	PCI	Specialty Plastics	Total
United States and Canada	25%	10%	50%	15%	100%
Asia Pacific	20%	35%	25%	20%	100%
Europe, Middle East, and Africa	35%	25%	20%	20%	100%
Latin America	35%	20%	35%	10%	100%

The United States and Canada region contains the highest concentration of the Company's long-lived assets with approximately 90 percent located in the United States.  Management believes that the location of these manufacturing facilities provides the Company with an advantaged cost position for the Company's domestic customers, particularly for commodity and bulk products.  The PCI segment accounts for approximately half of the region's revenue, as the segment is well-positioned in this region's market for most of its major products, including acetic acid and acetic anhydride, although the region is subject to increased variability in revenues due to the effect of raw material and energy costs on this segment’s selling prices.

One-third of revenue in the Asia Pacific region is from acetate tow products in the Fibers segment.  The region includes many emerging growth markets served by Eastman products, including specialty products in the CASPI segment and acetate tow in the Fibers segment, particularly in China.  The Company is responding to this growth by strengthening its position through joint ventures and acquisitions such as the recent acquisition of an acetate tow manufacturing facility in Korea.

The Europe, Middle East, and Africa region has fewer sales from commodity product lines than any other region and therefore is less affected by economic conditions and prices are less dependent on raw material costs compared to other regions.

The Latin America region has significant sales from commodity product lines, particularly in the PCI and CASPI segments, and is therefore subject to increased volatility in sales volume and selling prices.

CORPORATE INITIATIVES

In addition to its business segments, the Company manages certain costs and initiatives at the corporate level, including certain R&D costs not allocated to any one operating segment.  The Company uses a stage-gating process, which is a disciplined decision making framework for evaluating targeted opportunities, with a number of projects at various stages of development.  As projects meet milestones, additional investment is committed to those projects.   The Company continues to explore and invest in R&D initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, environmentally-friendly chemistry, and process improvements, including an initiative in the building and construction market.

DISCONTINUED OPERATIONS

The Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011. The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.  Corporate costs which were allocated to the Performance Polymers segment have been reallocated to the remaining segments in the Company's financial statements.  The total cash proceeds of the transaction were $600 million, subject to post-closing adjustment for working capital.  For further information, refer to Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sales, Marketing, and Distribution

The Company markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and in over 35 other countries selling into approximately 100 countries around the world.  Eastman has a marketing and sales strategy targeting industries and applications where Eastman products and services provide differentiated value.  Market, customer, application, and technical expertise are critical capabilities.  Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its four operating segments, Eastman is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals and specialty plastics worldwide.

The Company's products are also marketed through indirect channels, which include distributors and contract representatives.  Non-U.S. sales tend to be made more frequently through distributors and contract representatives than U.S. sales.  The combination of direct and indirect sales channels, including sales online through its Customer Center website, allows Eastman to reliably serve customers throughout the world.

The Company's products are shipped to customers directly from Eastman's manufacturing plants, as well as from distribution centers worldwide.

Sources and Availability of Raw Material and Energy

Eastman purchases a substantial portion, estimated to be approximately 75 percent, of its key raw materials and energy through long-term contracts, generally of three to five years in initial duration with renewal or cancellation options for each party.  Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle.  The cost of raw materials and energy is generally based on market price at the time of purchase, and Eastman uses derivative financial instruments, valued at quoted market prices, to mitigate the impact of short-term market price fluctuations.  Key raw materials include propane, paraxylene, cellulose, ethylene glycol, coal, ethane, methanol, PTA, and a wide variety of precursors for specialty organic chemicals.  Key purchased energy sources include natural gas, steam, coal, and electricity.  The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of its supplier selection process.  When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans designed to minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements.  However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure.  Eastman's operations or products have been in the past and may be in the future, at times, adversely affected by these factors.  The Company's raw material and energy costs as a percent of total cost of operations were approximately 60 percent in 2010 and 2009 and 70 percent in 2008.

Capital Expenditures

Capital expenditures were $243 million, $310 million, and $634 million in 2010, 2009, and 2008, respectively.  Capital expenditures in 2009 decreased significantly compared to 2008 as the Company deferred discretionary spending on capital projects in response to a more challenging economic environment.  Capital expenditures remained at a level sufficient for required maintenance and certain strategic growth initiatives through first nine months 2010.  In fourth quarter 2010, the Company increased spending on discretionary infrastructure projects and certain strategic growth initiatives to $110 million for the quarter.  The Company expects that 2011 capital spending will continue at the fourth quarter 2010 pace and will be approximately $450 million.  The Company's capital spending in 2011 will focus on organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.

Employees

Eastman employs approximately 10,000 men and women worldwide.  Approximately four percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced.  The top 100 customers accounted for approximately 70 percent of the Company's 2010 sales revenue.

Intellectual Property and Trademarks

While the Company's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret.  As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns over 550 active United States patents and more than 1,100 active foreign patents, expiring at various times over several years, and also owns over 2,400 active worldwide trademark applications and registrations.  The Company's intellectual property relates to a wide variety of products and processes.  Eastman continues to actively protect its intellectual property.  As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to core businesses will be minimal.  These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.  To date, efforts have been focused on acetyls technology in the PCI segment.  The Company also is actively pursuing licensing opportunities for oxo derivatives in the PCI segment.

Over 250 active United States patents and patent applications, more than 1,100 foreign patents applications, and approximately 100 active worldwide trademark applications and registrations were sold as part of the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of the Performance Polymers segment.

Research and Development

For 2010, 2009, and 2008, Eastman's R&D expenses totaled $152 million, $124 million, and $143 million, respectively.

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

The Company's policy is to operate its plants and facilities in a manner that protects the environment and the health and safety of its employees and the public.  The Company intends to continue to make expenditures for environmental protection and improvements in a timely manner consistent with its policies and with the technology available.  In some cases, applicable environmental regulations such as those adopted under the U.S. Clean Air Act and Resource Conservation and Recovery Act, and related actions of regulatory agencies, determine the timing and amount of environmental costs incurred by the Company.  Likewise, when finalized, potential legislation related to greenhouse gas emissions, energy policy, and associated implementing regulations could impact the timing and amount of environmental costs incurred by the Company.

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

The Company's cash expenditures related to environmental protection and improvement were estimated to be $200 million, $173 million, and $218 million, in 2010, 2009, and 2008, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  Other than potential capital expenditures at the Company's Kingsport, Tennessee facility related to regulations associated with controlling air emissions from boilers, the Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.  Potential capital expenditures associated with boiler air emissions remain uncertain pending adoption of final regulations, but could increase average annual environmental capital expenditures significantly over the next five years compared to recent historical levels depending on final regulation requirements and the Company's method of addressing those requirements.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies", 15, "Environmental Matters", and 25, "Reserve Rollfowards" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Backlog

On January 1, 2011 and 2010, Eastman's backlog of firm sales orders represented less than 10 percent of the Company's total consolidated revenue for the previous year.  These orders are primarily short-term and all orders are expected to be filled in the following year.  The Company manages its inventory levels to control the backlog of products depending on customers' needs.  In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

Financial Information About Geographic Areas

For sales revenue and long-lived assets by geographic areas, see Note 23, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  For information about regional sales and earnings, see "Regional Business Overview" above in this "Business" section of this Annual Report.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

James P. Rogers, age 59, is Chairman of the Board and Chief Executive Officer of Eastman Chemical Company.  He served as President and Chief Executive Officer from May 2009 until January 2011.  Mr. Rogers was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003.  Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002 was also appointed Chief Operations Officer of Eastman Division.  Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation ("GAF").  He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Mark J. Costa, age 44, is Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer.  Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy & Marketing and was appointed Executive Vice President, Polymers Business Group Head and Chief Marketing Officer in August 2008.  Prior to joining Eastman, Mr. Costa was a senior partner within Monitor Group's integrated North American and global client service networks.  He joined Monitor, a global management consulting firm, in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries, including specialty and commodity chemicals, electricity, natural gas and truck/auto manufacturing.  Mr. Costa was appointed to his current position in May 2009.

Ronald C. Lindsay, age 52, is Executive Vice President, Performance Chemicals and Intermediates and Operations Support.  He joined Eastman in 1980 and held a number of positions in various manufacturing and business organizations.  In 2003, Mr. Lindsay was appointed Vice President and General Manager of Intermediates, in 2005 became Vice President, Performance Chemicals and Intermediates, in 2006 was appointed Senior Vice President and Chief Technology Officer, in 2008 was appointed Senior Vice President, Corporate Strategy and Regional Leadership, and in May 2009 was appointed Executive Vice President, Performance Polymers and Chemical Intermediates.  He was appointed to his current position in January 2011.

Michael H.K. Chung, age 57 is Senior Vice President and Chief International Ventures Officer.  Mr. Chung joined Eastman in 1976, and since that time has held various management positions, primarily in the Company's chemicals and fibers businesses.  He was appointed Vice President, Fibers International Business in 2006 and in 2009, he was appointed Vice President and Managing Director, Asia Pacific Region.  Mr. Chung was appointed to his current position in January 2011.

Curtis E. Espeland, age 46, is Senior Vice President and Chief Financial Officer.  Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Vice President, Finance, Polymers; Vice President, Finance, Eastman Division; Vice President and Controller; Director of Corporate Planning and Forecasting; Director of Finance, Asia Pacific; and Director of Internal Auditing. He served as the Company's Chief Accounting Officer from December 2002 to 2008.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP in the United States, Eastern Europe, and Australia.  Mr. Espeland was appointed to his current position in September 2008.

Richard L. Johnson, age 61, is Senior Vice President, Fibers and Global Supply Chain. Prior to being named to this position, Mr. Johnson was Vice President and General Manager of Fibers.  Mr. Johnson joined Eastman in 1971 and held numerous positions in environmental programs, operations and manufacturing until he became Superintendent of the Cellulose Esters Division in 1991.  He was named Superintendent of the Acetate Tow Division in 1993, became Vice President and General Manager of Fibers in 1996, and Group Vice President of Fibers in 2002.  Mr. Johnson was named Group Vice President of Performance Chemicals, Intermediates, and Fibers in 2006.  Mr. Johnson was appointed to his current position in May 2009.

Theresa K. Lee, age 58, is Senior Vice President, Chief Legal and Administrative Officer.  Ms. Lee joined Eastman as a staff attorney in 1987, and has served in various legal management positions of increasing responsibility, including Assistant General Counsel for the health, safety, and environmental legal staff, Assistant General Counsel for the corporate legal staff, and Vice President, Associate General Counsel and Secretary.  She became Vice President, General Counsel, and Corporate Secretary of Eastman in 2000, was appointed Senior Vice President, Chief Legal Officer and Corporate Secretary in 2002, and was appointed to her current position in January 2011.

Godefroy A.F.E. Motte, age 52, is Senior Vice President, Chief Regional and Sustainability Officer.  Since joining Eastman in 1985, Mr. Motte has held leadership positions in various organizations, including sales and manufacturing and in the Company's chemicals and polymers businesses.  He was appointed Vice President for the Europe, Middle East, and Asia ("EMEA") region for the Chemicals Division in 2001 and for the EMEA Polymers Business Group in April 2006.  Mr. Motte was appointed to his current position in January 2011.

Greg W. Nelson, age 48, is Senior Vice President and Chief Technology Officer.  Dr. Nelson joined Eastman in 1988 in the Research and Development organization, and served in various positions in specialty plastics technology and business organizations, including business unit manager of polymer films and coatings.  In 2001, Dr. Nelson was appointed Vice President, Technology, in 2006 became Vice President, Polymers Technology, and in 2007 Vice President, Corporate Technology until appointed to his current position in August 2008.

Scott V. King, age 42, is Vice President, Controller and Chief Accounting Officer.  Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, he has held various positions of increasing responsibility in the financial organization, and was appointed Vice President and Controller in August 2007.  Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.  Mr. King was appointed to his current position in September 2008.

ITEM 2.  PROPERTIES

PROPERTIES

At December 31, 2010, Eastman operated sixteen manufacturing sites in nine countries.  Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions; however, none of the principal plants are substantially idle.  The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.  These plants are generally well maintained, in good operating condition, and suitable and adequate for their use.  Unless otherwise indicated, all of the properties are owned.  The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	CASPI	Fibers	PCI	Specialty Plastics

USA
Chestertown, Maryland			x
Columbia, South Carolina (1)				x
Franklin, Virginia (2)	x
Jefferson, Pennsylvania	x
Kingsport, Tennessee	x	x	x	x
Longview, Texas	x		x	x
Europe
Workington, England		x
Middelburg, the Netherlands	x
Kohtla-Järve, Estonia			x
Asia Pacific
Jurong Island, Singapore (2)	x		x
Kuantan, Malaysia (2)				x
Tong Xiang, China	x
Ulsan, Korea		x
Wuhan, China (3)			x
Zibo City, China (4)	x		x
Latin America
Uruapan, Mexico	x

(1)
Nearly all of the manufacturing facility is included in assets held for sale at December 31, 2010 as a result of the first quarter 2011 divestiture of the Company's PET business and related assets.  A portion has been retained subsequent to the sale.

(2)	Indicates a location that Eastman leases from a third party.
(3)	Eastman holds a 51 percent share in the joint venture Genovique Specialties Wuhan Youji Chemical Co., Ltd.
(4)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

Eastman has a 50 percent interest in Primester, a joint venture that manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  The production of cellulose acetate is an intermediate step in the manufacture of acetate tow and other cellulose acetate based products.  The Company also has a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China.  The Nanjing facility produces EastotacTM hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.  EastotacTM hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications.  In November 2010, the Company entered into a joint venture with 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China.  CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles and other end use products.

Eastman has distribution facilities at all of its plant sites.  In addition, the Company owns or leases approximately 85 stand-alone distribution facilities in the United States and 16 other countries.  Corporate headquarters are in Kingsport, Tennessee.  The Company's regional headquarters are in Miami, Florida; Capelle aan den Ijssel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee.  Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; Shanghai, China; and Singapore.  Customer service centers are located in Kingsport, Tennessee; Capelle aan den Ijssel, the Netherlands; Miami, Florida; and Singapore.

A summary of properties, classified by type, is included in Note 5, "Properties and Accumulated Depreciation", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EMN".  The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2010 and 2009.

		High	Low	Cash Dividends Declared
2010	First Quarter	$64.67	$55.87	$0.44
	Second Quarter	71.95	53.25	0.44
	Third Quarter	74.85	51.10	0.44
	Fourth Quarter	84.57	73.63	0.47
2009	First Quarter	$34.15	$17.76	$0.44
	Second Quarter	45.85	26.14	0.44
	Third Quarter	55.88	34.57	0.44
	Fourth Quarter	61.95	49.85	0.44

As of December 31, 2010, there were 70,748,189 shares of the Company's common stock issued and outstanding, which shares were held by 22,146 stockholders of record.  These shares include 76,398 shares held by the Company's charitable foundation.  The Company's Board of Directors has declared a cash dividend of $0.47 per share during the first quarter of 2011, payable on April 1, 2011 to stockholders of record on March 15, 2011.  Quarterly dividends on common stock, if declared by the Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter.  The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant.  Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

See Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this 2010 Annual Report on Form 10-K ("Annual Report") for the information required by Item 201(d) of Regulation S-K.

(b)  Not applicable.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in Millions) that May Yet Be Purchased Under the Plans or Programs (3)
October 1- 31, 2010	--	$--	--	$327
November 1-30, 2010	1,240,000	$78.63	1,240,000	$230
December 1-31, 2010	1,407,814	$81.04	1,407,814	$116
Total	2,647,814	$79.91	2,647,814	$116

(1)	Shares repurchased under a previously announced Company repurchase plan.
(2)	Average price paid per share reflects the weighted average purchase price paid for share repurchases.
(3)
In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common stock.  The Company completed the $700 million repurchase authorization in November 2010, acquiring a total of 11.2 million shares.  In August 2010, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2010, a total of 2.3 million shares have been repurchased under this authorization for a total amount of approximately $184 million.  During 2010, the Company repurchased 3.8 million shares of common stock for a cost of approximately $280 million under the two repurchase authorizations.  For additional information, see Note 17, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  In February 2011, the Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  The February 2011 authorization is in addition to the remaining amount available under the August 2010 repurchase authorization.

ITEM 6.  SELECTED FINANCIAL DATA

Operating Data	Year Ended December 31,

(Dollars in millions, except per share amounts)	2010	2009	2008	2007	2006

Sales	$5,842	$4,396	$5,936	$5,513	$4,899
Operating earnings	862	345	551	683	552

Earnings from continuing operations	425	154	345	434	362
Earnings (loss) from discontinued operations	13	(18)	(17)	(123)	47
Gain (loss) from disposal of discontinued operations	--	--	18	(11)	--
Net earnings	$438	$136	$346	$300	$409

Basic earnings per share
Earnings from continuing operations	$5.90	$2.12	$4.58	$5.24	$4.41
Earnings (loss) from discontinued operations	0.17	(0.24)	0.01	(1.61)	0.57
Net earnings	$6.07	$1.88	$4.59	$3.63	$4.98

Diluted earnings per share
Earnings from continuing operations	$5.75	$2.09	$4.54	$5.18	$4.35
Earnings (loss) from discontinued operations	0.17	(0.24)	0.01	(1.60)	0.56
Net earnings	$5.92	$1.85	$4.55	$3.58	$4.91

Statement of Financial Position Data

Current assets	$2,047	$1,735	$1,423	$2,293	$2,422
Net properties	3,219	3,110	3,198	2,846	3,069
Total assets	5,986	5,515	5,281	6,009	6,132
Current liabilities	1,070	800	832	1,122	1,059
Long-term borrowings	1,598	1,604	1,442	1,535	1,589
Total liabilities	4,359	4,002	3,728	3,927	4,103
Total stockholders' equity	1,627	1,513	1,553	2,082	2,029
Dividends declared per share	1.79	1.76	1.76	1.76	1.76

The Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011. The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under accounting principles generally accepted ("GAAP") in the United States.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In second quarter 2010, Eastman completed the stock purchase of Genovique Specialties Corporation ("Genovique"), which has been accounted for as a business combination.  Genovique was a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition included Genovique's manufacturing operations in Kohtla-Järve, Estonia, Chestertown, Maryland, and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers were a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  For additional information see Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 3, "Acquisitions" and Note 18, "Asset Impairments and Restructuring Charges, Net" of this Annual Report.

In fourth quarter 2009, the Company discontinued its Beaumont, Texas industrial gasification project.  This decision was based on a number of factors, including high capital costs, the current and projected reduced spread between natural gas and oil and petroleum coke prices, and continued uncertainty regarding U.S. energy and environmental public policy.  For more information regarding the impact of this impairment on financial results, refer to the segment discussions of Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 18, "Asset Impairments and Restructuring Charges, Net " of this Annual Report.

In first quarter 2008, the Company completed the sale of its PET polymers and purified terephthalic acid ("PTA") manufacturing facilities in Rotterdam, the Netherlands and the PET manufacturing facility in Workington, United Kingdom and related businesses.  Results from, charges related to, and gains and losses from disposal of the San Roque, Spain, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  For more information regarding these divestitures, refer to Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 16, "Divestitures" and Note 17, "Discontinued Operations" of the 2009 Annual Report on Form 10-K.

In second quarter 2007, the Company completed the sale of its San Roque, Spain PET manufacturing facility.  During fourth quarter 2007, the Company sold its PET polymers production facilities in Cosoleacaque, Mexico and Zarate, Argentina and the related businesses and entered into definitive agreements to sell its PET polymers production facilities in Rotterdam, the Netherlands and Workington, United Kingdom and the related businesses.  Results from, charges related to, and gains and losses from disposal of the San Roque, Spain, Cosoleacaque, Mexico and Zarate, Argentina, the Netherlands, and the United Kingdom assets and businesses are presented as discontinued operations.  For more information regarding these divestitures, refer to Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 16, "Divestitures" and Note 17, "Discontinued Operations", of the 2009 Annual Report on Form 10-K.

In fourth quarter 2006, the Company completed the sale of its Batesville, Arkansas manufacturing facility and related assets and specialty organic chemicals product lines in the Performance Chemicals and Intermediates ("PCI") segment and the sale of its polyethylene and EpoleneTM polymer businesses and related assets located at the Longview, Texas site and the Company's ethylene pipeline.  The polyethylene assets and product lines were in the Performance Polymers segment and are now included as part of discontinued operations.  The EpoleneTM polymer assets and product lines were in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.  For more information regarding the impact of these divestitures on financial results, refer to the segment discussions of Part II, Item 7 – "Management's Discussion and Analysis of Financial Reporting and Results of Operations" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 17, "Divestitures" of the 2008 Annual Report on Form 10-K.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this 2010 Annual Report on Form 10-K (this "Annual Report").  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

The Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results is low.  However, if one of the Company's key customers was to file for bankruptcy, or otherwise be unwilling or unable to make its required payments, or there was a significant slow-down in the economy, the Company could increase its allowances.  This could result in a material charge to earnings.  The Company's allowances were $6 million and $10 million at December 31, 2010 and 2009, respectively.

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

The Company conducts its annual testing of goodwill and indefinite-lived intangible assets in third quarter of each year, unless events warrant more frequent testing.  Reporting units are identified for the purpose of assessing potential impairments of goodwill.  The carrying value of indefinite-lived intangibles is considered impaired when their fair value, as established by appraisal or based on undiscounted future cash flows of certain related products, is less than their carrying value.  If the fair value of a reporting unit is less than the carrying value of goodwill, additional steps, including an allocation of the estimated fair value to the assets and liabilities of the reporting unit, would be necessary to determine the amount, if any, of goodwill impairment.  Goodwill and indefinite-lived intangibles primarily consist of goodwill in the Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") and Performance Chemicals and Intermediates ("PCI") segments.  The Company also had recorded goodwill and other intangibles associated with the Beaumont, Texas industrial gasification project.  In fourth quarter 2009, the Company announced the discontinuance of the Beaumont, Texas industrial gasification project, which resulted in an impairment of the Beaumont industrial gasification project goodwill and other intangible assets.

As the Company's assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future.  If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings.  The Company recognized a definite-lived intangible asset impairment charge of $8 million resulting from an environmental regulatory change during fourth quarter 2010 impacting the fair value of air emission credits remaining from the previously discontinued Beaumont, Texas, gasification project. The Company recognized fixed (tangible) asset impairment charges of $133 million and goodwill and definite-lived intangible asset impairment charges of $46 million in results from continuing operations during 2009, related to the discontinuance of the Beaumont, Texas industrial gasification project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $27 million at December 31, 2010.

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

The Company's reserve, including the above remediation, was $40 million at December 31, 2010 and $42 million at December 31, 2009, representing the minimum or best estimate for remediation costs and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs.

Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Additionally, Eastman provides a subsidy toward life insurance, health care, and dental benefits for eligible retirees and a subsidy toward health care and dental benefits for retirees' eligible survivors.  The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets.  For the U.S. plans, at December 31, 2010, the Company assumed a discount rate of 5.26 percent on its defined benefit pension plans, 5.36 percent on its other post-employment benefit plan and an expected return on assets of 8.75 percent.  The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The December 31, 2010 projected benefit obligation and 2011 expense are affected by year-end 2010 assumptions.  The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the expected return on assets and assumed discount rate for the U.S. pension plans and other postretirement welfare plans.  The sensitivities below are specific to the time periods noted.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2011 Pre-tax U.S. Benefits Expense	Impact on December 31, 2010 Projected Benefit Obligation for U.S. Pension Plans	Impact on December 31, 2010 Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$6 Million	+$42 Million	+$25 Million

25 basis point increase in discount rate	-$5 Million	-$40 Million	-$24 Million

25 basis point decrease in expected return on assets	+$3 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$3 Million	No Impact	N/A

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

The Company uses the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years.  If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease.  The charges applied to earnings in 2010, 2009, and 2008 due to the amortization of these unrecognized actuarial losses, largely due to actual experience versus assumptions of discount rates, were $56 million, $45 million, and $37 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate during 2011 will impact the cash contributions to be made to the pension plans during 2011.  However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders' equity, as of December 31, 2011 for the impact on the pension's projected benefit obligation of the change in interest rates, if any.  While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years.  The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors.  For further information regarding pension and other post-employment obligations, see Note 13, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  In the event that the actual outcome from future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position.  As of December 31, 2010, a valuation allowance of $48 million has been provided against the deferred tax assets.

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
•
Company and segment sales excluding the contract ethylene sales under a transition agreement related to the divestiture of the polyethylene ("PE") product lines and contract polymer intermediates sales under a transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina described below;

•	Company and segment gross profit and operating earnings excluding the accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income described below;
•
Company earnings from continuing operations and diluted earnings per share excluding the accelerated depreciation costs, asset impairments and restructuring charges, net, other operating income, early debt extinguishment costs, and net deferred tax benefits related to the previous divestiture of businesses described below; and

•	Cash flows from operating activities excluding the impact of adoption of amended accounting guidance for transfers of financial assets described below.

During 2010, the Company recognized $29 million in asset impairment and restructuring charges including $20 million in severance and pension curtailment, $8 million for an intangible asset impairment resulting from an environmental regulatory change during fourth quarter 2010 impacting air emission credits remaining from the previously discontinued Beaumont, Texas gasification project, and $1 million of additional site closure charges.

During fourth quarter 2010, the Company completed a public debt restructuring comprised of the sale of $500 million aggregate principal amount of new five and ten year debt securities and the early repayment of $500 million aggregate principal amount of outstanding debt securities.  The early repayment of debt resulted in a charge of $115 million, net.  For additional information regarding the early extinguishment costs, see Note 11, "Early Debt Extinguishment Costs", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

During first quarter 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  For periods beginning after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet are included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at December 31, 2010 reflects an increase in trade receivables of $200 million, the amount transferred at December 31, 2009 under the securitization program, which reduced cash flows from operating activities by that amount for 2010.  At December 31, 2010, there were no transfers of receivables interests under the accounts receivable securitization program.

During 2009, the Company recognized $196 million in asset impairment and restructuring charges, primarily consisting of $179 million in asset impairments related to the Company's previously announced discontinuance of its Beaumont, Texas industrial gasification project and $19 million, net, for severance resulting from a reduction in force.  The Company's decision to discontinue the industrial gasification project was due to a number of factors, including high capital costs, the current and projected reduced spread between natural gas and oil and petroleum coke prices, and continued uncertainty regarding U.S. energy and environmental public policy.

In 2008, the Company sold certain mineral rights at an operating manufacturing site, recognizing $16 million of other operating income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In fourth quarter 2007, the Company completed the sale of its Mexico and Argentina manufacturing facilities in its Performance Polymer segment.  As part of this divestiture, the Company entered into transition supply agreements for polymer intermediates from which sales revenue and operating results are included in the PCI segment results in 2008.

In fourth quarter 2006, the Company sold its PE and EpoleneTM polymer businesses and related assets of the Performance Polymers and CASPI segments.  As part of the PE divestiture, the Company entered into a transition supply agreement for contract ethylene sales, from which sales revenue and operating earnings are included in the PCI segment results in 2009 and 2008.

Also in fourth quarter 2006, the Company made strategic decisions relating to the scheduled shutdown of cracking units in Longview, Texas.  Accelerated depreciation costs resulting from these decisions was $5 million in 2008.  For more information on accelerated depreciation costs, see "Gross Profit" in the "Summary of Consolidated Results – 2009 Compared With 2008 -- Results of Operations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Eastman's management believes that contract ethylene sales under the transition agreement related to the divestiture of the PE product lines, contract polymer intermediates sales under a transition supply agreement related to the divestiture of the PET assets and businesses in Mexico and Argentina, and the other operating income from the sale of mineral rights do not reflect the continuing and expected future business of the PCI segment or of the Company.  In addition, for evaluation and analysis of ongoing business results and the impact on the Company and segments of strategic decisions and actions to reduce costs, to improve the profitability of the Company, and favorably adjust its debt maturities and cost, management believes that Company and segment earnings from continuing operations should be considered both with and without accelerated depreciation costs, asset impairments and restructuring charges, deferred tax benefits related to the previous divestiture of businesses, and early debt extinguishment costs.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the identified items.  Management utilizes Company and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

2010 OVERVIEW

The Company generated sales revenue of $5.8 billion and $4.4 billion for 2010 and 2009, respectively.  The sales revenue increase was due primarily to higher sales volume attributed to improved end-use demand in packaging, durable goods, and other markets, in part due to the recovery in the global economy, as well as the positive impact of growth initiatives.  Sales revenue increases were also due to higher selling prices in response to higher raw material and energy costs.

Operating earnings were $862 million in 2010 compared to $345 million in 2009.  Operating earnings in 2010 were negatively impacted by restructuring charges of $29 million, primarily consisting of $20 million in severance and pension curtailment as well as $8 million for an intangible asset impairment resulting from an environmental regulatory change during fourth quarter 2010 impacting air emission credits remaining from the previously discontinued Beaumont, Texas gasification project.  Operating earnings in 2009 were negatively impacted by asset impairment and restructuring charges, net, of $196 million, primarily consisting of $179 million in asset impairments related to the Company's discontinuance of its Beaumont, Texas industrial gasification project and $19 million, net, for severance.  Excluding asset impairments and restructuring charges, net, operating earnings were $891 million in 2010 compared with $541 million in 2009.  The increase in operating earnings was due to higher sales volume and higher capacity utilization which led to lower unit costs.  In addition, higher selling prices more than offset higher raw material and energy costs.  Operating earnings in 2010 included $12 million from acetyl license revenue.  In first quarter 2010, the Company experienced a power outage at its Longview, Texas manufacturing facility.  Costs related to the outage were mostly offset by the settlement of the related insurance claim.  Operating earnings in 2009 included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from continuing operations were $425 million in 2010 compared to $154 million in 2009.  Excluding asset impairments and restructuring charges, net and early debt extinguishment costs, earnings from continuing operations were $514 million and $281 million, respectively.  Earnings from continuing operations were $5.75 per diluted share in 2010 compared to $2.09 per diluted share in 2009.  Excluding asset impairments and restructuring charges, net, and early debt extinguishment costs, earnings were $6.96 per diluted share and $3.83 per diluted share, respectively.

Eastman generated $575 million in cash from operating activities in 2010.  Excluding the $200 million impact of the adoption of amended accounting guidance in first quarter 2010 described above in "Presentation of Non-GAAP Financial Measures", the Company generated $775 million in cash from operating activities in 2010 primarily due to higher net earnings partially offset by an increase in working capital.  Excluding the impact of the adoption of this amended accounting guidance, the Company generated free cash flow of $405 million for full year 2010.  Free cash flow is defined as cash from operating activities less capital expenditures and dividends.

In 2010, the Company progressed on its organic growth initiatives:

•
In the Specialty Plastics segment, the monomer manufacturing facility and the first Eastman TritanTM copolyester polymer manufacturing facility in Kingsport, Tennessee commenced production in first quarter 2010. The Company is adding another 30,000 metric tons of resin capacity for TritanTM, which is expected to be operational in early 2012.

•
In the Specialty Plastics segment, the Company is expanding its capacity for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyester, and expects the capacity to be operational in two phases in mid-2011 and in 2012.

•	In the Specialty Plastics segment, the Company is expanding its cellulose triacetate capacity, with the new capacity expected to be operational in first quarter 2012.
•
In the CASPI segment, the Company is expanding capacity for its specialty hydrocarbon resins through an additional expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which is expected to be completed in the second half of 2011, an additional debottleneck of the hydrogenated hydrocarbon facility in Longview, Texas, which is expected to be operational in the first half of 2011, and an expansion of the pure monomer and hydrogenated resins production capacity in Jefferson, Pennsylvania, which is expected to be operational in 2012.

•	In the PCI segment, the Company plans to increase capacity of 2-ethyl hexanol in 2012 to support expected growth in the plasticizers, coatings, and fuel additive markets.
•
The Company continues to explore and invest in research and development ("R&D") initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry, including an initiative in the building and construction market.

The Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.  The sale is not expected to impact product lines in the Specialty Plastics segment.  The total cash proceeds of the transaction were $600 million, subject to post-closing adjustment for working capital.

RESULTS OF OPERATIONS

The Company's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2010 COMPARED WITH 2009

				Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2010	2009	Change

Sales	$5,842	$4,396	33%	19%	10%	4%	-- %

Sales revenue for 2010 compared to 2009 increased $1.4 billion.  The sales revenue increase was due primarily to higher sales volume in all segments attributed to improved end-use demand in packaging, durable goods, and other markets, in part due to the recovery in the global economy, as well as the positive impact of growth initiatives.  Sales revenue increases were also due to higher selling prices in response to higher raw material and energy costs, primarily in the PCI and CASPI segments.

(Dollars in millions)	2010	2009	Change

Gross Profit	$1,474	$1,032	43%
As a percentage of sales	25%	23%

Gross profit for 2010 increased compared with 2009 in all segments.  The increase was due to higher sales volume and higher capacity utilization which led to lower unit costs.  In addition, higher selling prices more than offset higher raw material and energy costs.  Gross profit in 2010 also included $12 million from acetyl license revenue.  In first quarter 2010, the Company experienced a power outage at its Longview, Texas manufacturing facility.  Costs related to the outage were mostly offset by the settlement of the related insurance claim.  Gross profit in 2009 included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility.  The reconfiguration costs impacted the PCI and CASPI segments.

(Dollars in millions)	2010	2009	Change

Selling, General and Administrative Expenses ("SG&A")	$431	$367	17%
Research and Development Expenses	152	124	23%
	$583	$491	19%
As a percentage of sales	10%	11%

SG&A expenses increased for 2010 compared to 2009 primarily due to increased performance-based compensation expense and higher discretionary spending, including expenses for growth initiatives.

R&D expenses increased for 2010 compared to 2009 primarily due to higher R&D expenses for growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges, net, totaled $29 million and $196 million in 2010 and 2009, respectively.  Asset impairments and restructuring charges in 2010 consisted primarily of severance and pension curtailment charges and an intangible asset impairment.  Severance charges of $18 million included $15 million for the previously announced voluntary separation program in fourth quarter 2010 and $3 million primarily for severance associated with the acquisition and integration of Genovique Specialties Corporation ("Genovique") in second quarter 2010.  Restructuring charges of $2 million for pension curtailment are also related to the voluntary separation program in fourth quarter 2010.  The intangible asset impairment of $8 million resulted from an environmental regulatory change impacting air emission credits remaining from the previously discontinued Beaumont, Texas gasification project in fourth quarter 2010.  Asset impairments and restructuring charges, net, in 2009 primarily consisted of $179 million in asset impairments related to the Company's previously announced discontinuance of its Beaumont, Texas industrial gasification project and $19 million, net, for severance resulting from a reduction in force.  For more information regarding asset impairments and restructuring charges, primarily related to recent strategic decisions and actions, see Note 18, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Operating Earnings
	2010	2009	Change
(Dollars in millions)

Operating earnings	$862	$345	>100%
Asset impairments and restructuring charges, net	29	196
Operating earnings excluding asset impairment and restructuring charges, net	$891	$541	65%

Net Interest Expense

(Dollars in millions)	2010	2009	Change

Gross interest costs	$108	$99
Less: capitalized interest	3	14
Interest expense	105	85	24%
Interest income	6	7
Net interest expense	$99	$78	27%

Net interest expense increased $21 million in 2010 compared to 2009 primarily due to lower capitalized interest resulting from lower capital spending and higher average borrowings.

For 2011, the Company expects net interest expense to decrease compared with 2010 primarily due to lower borrowing costs resulting from debt restructuring completed during fourth quarter and higher capitalized interest resulting from higher capital spending.  During fourth quarter 2010, Eastman restructured a portion of its debt through the early repayment of $500 million of outstanding debt securities and issuance of $500 million in new debt securities at lower interest rates and more favorable maturities.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Early Debt Extinguishment Costs

During fourth quarter 2010, the Company completed a public debt restructuring comprised of the sale of $500 million aggregate principal amount of new five and ten year debt securities and the early repayment of $500 million aggregate principal amount of outstanding debt securities.  The debt restructuring allowed the Company to favorably adjust its debt maturities and reduce future interest costs on its long-term debt.  The early repayment of debt resulted in a charge of $115 million, net.  For additional information regarding the early extinguishment costs, see Note 11, "Early Debt Extinguishment Costs", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other Charges (Income), Net

(Dollars in millions)	2010	2009

Foreign exchange transactions losses, net	$8	$5
Investments (gains) losses, net	(1)	5
Other, net	5	3
Other charges (income), net	$12	$13

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Provision for Income Taxes From Continuing Operations

(Dollars in millions)	2010	2009	Change

Provision for income taxes from continuing operations	$211	$100	>100%
Effective tax rate	33%	39%

The 2010 effective tax rate reflects a $9 million tax charge associated with a nondeductible, early distribution under the executive deferred compensation plan of previously earned compensation as a result of certain participants electing early withdrawal.

The 2009 effective tax rate reflected an $11 million tax charge associated with the recapture of gasification investment tax credits, a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense and a $5 million tax benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations.

The Company expects its effective tax rate in 2011 will be approximately 33 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations and Diluted Earnings per Share
	2010		2009
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$425	$5.75	$154	$2.09
Asset impairments and restructuring charges, net of tax	18	0.24	127	1.74
Early debt extinguishment costs, net of tax	71	0.97	--	--
Earnings from continuing operations excluding asset impairments and restructuring charges, net of tax and early debt extinguishment costs, net of tax	$514	$6.96	$281	$3.83

Net Earnings and Diluted Earnings per Share

(Dollars in millions, except diluted EPS)	2010		2009
	$	EPS	$	EPS

Earnings from continuing operations	$425	$5.75	$154	$2.09
Earnings (loss) from discontinued operations, net of tax	13	0.17	(18)	(0.24)
Net earnings	$438	$5.92	$136	$1.85

Earnings of $13 million and loss of $18 million, net of tax in 2010 and 2009, respectively, resulted from discontinued operations of the PET business of the Performance Polymers segment.  Corporate costs which were allocated to the Performance Polymers segment have been reallocated to other segments in the Company's financial statements.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in four reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, and the Specialty Plastics segment.  For additional information concerning the Company's operating businesses and products, refer to Note 23, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011. The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 23, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, as "other" sales revenue and operating losses.  As discussed in Note 23, these "other" operating losses are $66 million and $218 million in 2010 and 2009, respectively.  Included in 2009 is $179 million in asset impairments related to the discontinuance of its Beaumont, Texas industrial gasification project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CASPI Segment
			Change
(Dollars in millions)	2010	2009	$	%

Sales	$1,574	$1,217	$357	29%
Volume effect			198	16%
Price effect			122	10%
Product mix effect			43	4%
Exchange rate effect			(6)	(1) %

Operating earnings	293	221	72	33%

Asset impairments and restructuring charges, net	6	3	3

Operating earnings excluding asset impairments and restructuring charges, net	299	224	75	34%

Sales revenue for 2010 increased $357 million compared to 2009 primarily due to higher sales volume and higher selling prices.  The higher sales volume was attributed to strengthened end-use demand in the packaging and transportation markets primarily in the Europe, Middle East, and Africa and the United States and Canada regions, in part due to the recovery in the global economy, and the positive impact of growth initiatives, including the hydrogenated hydrocarbon resins manufacturing capacity expansion in Middelburg, the Netherlands which was completed in fourth quarter 2009.  The higher selling prices were primarily in response to higher raw material and energy costs, particularly for propane.

Excluding asset impairments and restructuring charges, net, operating earnings for 2010 increased $75 million compared to 2009 primarily due to higher sales volume, higher capacity utilization, which led to lower unit costs, and higher selling prices, which more than offset higher raw material and energy costs.  Operating earnings in 2009 included approximately $5 million in costs related to the reconfiguration of the Longview, Texas facility.  The asset impairments and restructuring charges, net for 2010 and 2009 reflect the segment's portion of severance charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
			Change
(Dollars in millions)	2010	2009	$	%

Sales	$1,142	$1,032	$110	11%
Volume effect			61	6%
Price Effect			4	-- %
Product mix effect			46	5%
Exchange rate effect			(1)	-- %

Operating earnings	323	292	31	11%

Asset impairments and restructuring charges, net	3	4	(1)

Operating earnings excluding asset impairments and restructuring charges, net	326	296	30	10%

Sales revenue for 2010 increased $110 million compared to 2009 primarily due to higher sales volume and a favorable shift in product mix.  The higher sales volume and favorable shift in product mix were due to higher sales volume of acetate tow and of acetate yarn, both attributed to strengthened demand due to the global economic recovery.

Excluding asset impairments and restructuring charges, net, operating earnings for 2010 increased $30 million compared to 2009 primarily due to higher sales volume for acetate tow and acetate yarn, improved acetyl stream capacity utilization and a favorable shift in product mix.  The asset impairments and restructuring charges, net for 2010 and 2009 reflect the segment's portion of severance charges.

During first quarter 2010, the Company completed the acquisition of and commenced production at the Korean acetate tow manufacturing facility.  Commercial operations have commenced and customer qualifications are substantially complete.  The facility is now fully integrated into the segment's production and sales processes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
			Change
(Dollars in millions)	2010	2009	$	%

Sales	$2,083	$1,398	$685	49%
Volume effect			333	24%
Price effect			295	21%
Product mix effect			58	4%
Exchange rate effect			(1)	-- %

Operating earnings	224	41	183	>100%

Asset impairments and restructuring charges, net	7	6	1

Operating earnings excluding asset impairments and restructuring charges, net	231	47	184	>100%

In first quarter 2010, the Company transferred certain intermediates product lines from the Performance Polymers segment, now included in discontinued operations, to the PCI segment to improve optimization of manufacturing assets supporting the three raw material streams that supply the Company's downstream businesses.  Segment sales and operating results for prior years have been reclassified for the change.

In second quarter 2010, the Company acquired Genovique, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications.

Sales revenue for 2010 increased $685 million compared to 2009 primarily due to higher sales volume and higher selling prices.  The higher sales volume included growth in plasticizer product lines, both in heritage products as well as in product lines added with the acquisition of Genovique plasticizer product lines, and also attributed to strengthened end-use demand due to the global economic recovery.  The higher selling prices were in response to higher raw material and energy costs.

Excluding asset impairments and restructuring charges, net, operating earnings in 2010 increased $184 million compared to 2009 due to higher selling prices more than offsetting higher raw material and energy costs, higher sales volume, and increased capacity utilization which led to lower unit costs.  Operating earnings in 2010 also included $12 million from acetyl license revenue.  The asset impairments and restructuring charges, net for 2010 and 2009 reflect the segment's portion of severance charges.  Operating results in 2009 included approximately $15 million in costs related to the reconfiguration of the Longview, Texas facility.

To further improve its competitive cost position over purchasing olefins in the North American market, the Company restarted a previously idled cracking unit at the Longview, Texas facility in 2010.  This restart was prompted by a favorable shift in market conditions for olefin raw materials that is expected to continue over the next several years.  The Company has three operating cracking units, including the unit restarted in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Plastics Segment
			Change
(Dollars in millions)	2010	2009	$	%

Sales	$1,043	$749	$294	39%
Volume effect			240	32%
Price effect			14	2%
Product mix effect			37	5%
Exchange rate effect			3	-- %

Operating earnings	88	9	79	>100%

Asset impairments and restructuring charges, net	5	4	1

Operating earnings excluding asset impairments and restructuring charges, net	93	13	80	>100%

Sales revenue for 2010 increased $294 million compared to 2009 primarily due to higher sales volume.  The higher sales volume was attributed to improved end-use demand across all markets, in part due to the global economic recovery, as well as the positive impact of growth initiatives for core copolyesters and the TritanTM copolyester product lines.

Excluding asset impairments and restructuring charges, net, operating earnings for 2010 increased $80 million compared to 2009 primarily due to higher sales volume, resulting in higher capacity utilization and lower unit costs.  The asset impairments and restructuring charges, net for 2010 and 2009 reflect the segment's portion of severance charges.

The monomer manufacturing facility and the first Eastman TritanTM copolyester resin manufacturing facility in Kingsport, Tennessee commenced production in first quarter 2010. The Company is adding another 30,000 metric tons of resin capacity for TritanTM, which is expected to be operational in early 2012.  The Company is also expanding its capacity for CHDM, a monomer used in the manufacture of copolyester, by approximately 25 percent and expects the capacity to be operational in two phases in mid 2011 and in 2012 and expanding its cellulose triacetate capacity by approximately 70 percent, with the new capacity expected to be operational in first quarter 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION – 2010 COMPARED WITH 2009

Sales Revenue
(Dollars in millions)	2010	2009	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,957	$2,252	31%	19%	12%	-- %	-- %
Asia Pacific	1,446	1,062	36%	18%	10%	7%	1%
Europe, Middle East, and Africa	1,150	835	38%	23%	5%	12%	(2) %
Latin America	289	247	17%	9%	7%	1%	-- %
	$5,842	$4,396	33%	19%	10%	4%	-- %

Sales revenue in the United States and Canada increased in 2010 compared to 2009 primarily due to higher sales volumes in all segments, particularly the PCI segment, and higher selling prices in all segments except the Fibers segment.

Sales revenue in Asia Pacific increased in 2010 compared to 2009 primarily due to higher sales volume particularly in the Specialty Plastics segments, higher selling prices in all segments, and a favorable shift in product mix in all segments.

Sales revenue in Europe, Middle East, and Africa increased in 2010 compared to 2009 primarily due to higher sales volume and a favorable shift in product mix in all segments.  The region had minimal price effect change compared to other regions due to fewer sales from commodity product lines.

Sales revenue in Latin America increased in 2010 compared to 2009 primarily due to higher sales volume and higher selling prices in all segments.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For more information on these practices see Note 12, "Derivatives", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report and Part II, Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS - 2009 COMPARED WITH 2008

				Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2009	2008	Change

Sales	$4,396	$5,936	(26) %	(16) %	(10) %	-- %	-- %

Sales – contract ethylene sales (1)	28	314
Sales - contract polymer intermediates (2)	--	138

Sales – excluding listed items	$4,368	$5,484	(20) %	(9) %	(10) %	(1) %	-- %

(1)	Sales revenue for 2009 and 2008 included contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses in fourth quarter 2006.
(2)
Sales revenue for 2008 included contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

Sales revenue for 2009 compared to 2008 decreased $1.5 billion.  Excluding contract ethylene sales and contract polymer intermediates sales, sales revenue decreased 20 percent due to lower selling prices in response to lower raw material and energy costs, particularly in the PCI segment, and lower sales volume primarily attributed to weakened demand due to the global recession.

(Dollars in millions)	2009	2008	Change

Gross Profit	$1,032	$1,084	(5) %
As a percentage of sales	23%	18%

Accelerated depreciation costs included in cost of sales	--	5

Gross profit excluding accelerated depreciation costs	1,032	1,089	(5) %
As a percentage of sales	23%	18%

Gross profit for 2009 decreased compared with 2008 in the PCI and Specialty Plastics segments due to continued weakness in demand for the Company's products attributed to the global recession.  This weak demand caused lower sales volume and lower capacity utilization which, resulted in higher unit costs.  Gross profit as a percentage of sales increased due to improved performance in the Fibers and CASPI segments.  The Fibers segment benefited from higher selling prices, while the CASPI segment had lower raw material and energy costs more than offsetting lower selling prices.  The Company also benefited from cost reduction actions in 2009.  In addition, 2009 results included approximately $20 million in costs related to the reconfiguration of the Longview, Texas facility, which impacted the PCI and CASPI segments.  Gross profit included accelerated depreciation costs of $5 million in 2008 resulting from the previously reported shutdown of the cracking units in Longview, Texas, of which one was subsequently restarted in 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2009	2008	Change

Selling, General and Administrative Expenses ("SG&A")	$367	$384	(4) %
Research and Development Expenses	124	143	(13) %
	$491	$527	(7) %
As a percentage of sales	11%	9%

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

Asset Impairments and Restructuring Charges, Net

Asset impairments and restructuring charges, net, totaled $196 million and $22 million in 2009 and 2008, respectively.  Asset impairments and restructuring charges in 2009 primarily consisted of $179 million in asset impairments related to the Company's previously announced discontinuance of its Beaumont, Texas industrial gasification project and $19 million, net, for severance resulting from a reduction in force. Asset impairments and restructuring charges in 2008 consist primarily of restructuring charges for severance and pension charges in the PCI segment resulting from the decision to close a previously impaired site in the United Kingdom.  For more information regarding asset impairments and restructuring charges, primarily related to strategic decisions and actions, Note 18, "Asset Impairments and Restructuring Charges, Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Other Operating Income

Other operating income for 2008 reflected proceeds of $16 million from the sale of certain mineral rights at an operating manufacturing site.

Operating Earnings
	2009	2008	Change
(Dollars in millions)

Operating earnings	$345	$551	(37) %
Accelerated depreciation costs included in cost of sales	--	5
Asset impairments and restructuring charges, net	196	22
Other operating income	--	(16)
Operating earnings excluding accelerated depreciation costs, asset impairment and restructuring charges, net, and other operating income	$541	$562	(4) %

Net Interest Expense

(Dollars in millions)	2009	2008	Change

Gross interest costs	$99	$104
Less: capitalized interest	14	10
Interest expense	85	94	(10) %
Interest income	7	24
Net interest expense	$78	$70	11%

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

Other Charges (Income), Net

(Dollars in millions)	2009	2008

Foreign exchange transactions losses, net	$5	$17
Investments losses, net	5	6
Other, net	3	(3)
Other charges (income), net	$13	$20

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

Provision for Income Taxes From Continuing Operations

(Dollars in millions)	2009	2008	Change

Provision for income taxes from continuing operations	$100	$116	(14) %
Effective tax rate	39%	25%

The 2009 effective tax rate reflected an $11 million tax charge associated with the recapture of gasification investment tax credits, a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense and a $5 million tax benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations.

The 2008 effective tax rate reflected a $16 million benefit resulting from a gasification tax credit of $11 million and a research and development tax credit of $5 million, a $14 million benefit from state income tax credits (net of federal tax effect), a $12 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.

Earnings from Continuing Operations and Diluted Earnings per Share

	2009		2008
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$154	$2.09	$345	$4.54
Accelerated depreciation costs included in cost of sales, net of tax	--	--	3	0.05
Asset impairments and restructuring charges, net of tax	127	1.74	18	0.22
Other operating income, net of tax	--	--	(10)	(0.13)
Net deferred tax benefits related to the previous divestiture of businesses	--	--	(14)	(0.18)
Earnings from continuing operations excluding accelerated depreciation costs, net of tax, asset impairments and restructuring charges, net of tax, other operating income, net of tax, and net deferred tax benefits related to the previous divesture of businesses	$281	$3.83	$342	$4.50

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings and Diluted Earnings per Share

(Dollars in millions, except diluted EPS)	2009		2008
	$	EPS	$	EPS

Earnings from continuing operations	$154	$2.09	$345	$4.54
Loss from discontinued operations, net of tax	(18)	(0.24)	(17)	(0.23)
Gain from disposal of discontinued operations, net of tax	--	--	18	0.24
Net earnings	$136	$1.85	$346	$4.55

The loss from discontinued operations, net of tax of $18 million and $17 million in 2009 and 2008, respectively, resulted from discontinued operations of the PET business of the Performance Polymers segment.  Corporate costs which were allocated to the Performance Polymers segment have been reallocated to other segments in the Company's financial statements.  The gain from disposal of discontinued operations, net of tax of $18 million in 2008 was from the sale of the Company's PET polymers and purified terephthalic acid ("PTA") production facilities in the Netherlands and its PET production facility in the United Kingdom and related businesses for approximately $329 million in first quarter 2008.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in four reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, and the Specialty Plastics segment.  For additional information concerning the Company's operating businesses and products, refer to Note 23, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

The Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011. The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 23, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, as "other" sales revenue and operating losses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CASPI Segment
			Change
(Dollars in millions)	2009	2008	$	%

Sales	$1,217	$1,524	$(307)	(20) %
Volume effect			(184)	(12) %
Price effect			(96)	(6) %
Product mix effect			(30)	(2) %
Exchange rate effect			3	-- %

Operating earnings	221	196	25	(13) %

Asset impairments and restructuring charges, net	3	--	3

Other operating income	--	(5)	5

Operating earnings excluding asset impairments and restructuring charges, net and other operating income	224	191	33	(17) %

Sales revenue for 2009 decreased $307 million compared to 2008 primarily due to lower sales volume and lower selling prices.  The lower sales volume was due to weak customer demand in all regions except Asia Pacific, attributed to the global recession, particularly for products sold into the building and construction, transportation, and packaging markets.  The lower selling prices were primarily due to lower raw material and energy costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
			Change
(Dollars in millions)	2009	2008	$	%

Sales	$1,032	$1,046	$(14)	(1) %
Volume effect			(89)	(8) %
Price effect			83	8%
Product mix effect			(11)	(1) %
Exchange rate effect			3	-- %

Operating earnings	292	234	58	25%

Asset impairments and restructuring charges, net	4	--	4

Operating earnings excluding asset impairments and restructuring charges, net	296	234	62	26%

Sales revenue for 2009 decreased $14 million compared to 2008 primarily due to lower sales volume mostly offset by higher selling prices.  The lower sales volume was primarily for acetyl chemical products.  The higher selling prices were in response to higher wood pulp costs.

Excluding the segment's portion of the severance charge for a reduction in force in first quarter 2009, operating earnings for 2009 increased $62 million compared to 2008 primarily due to higher selling prices and cost reduction actions, partially offset by lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
			Change
(Dollars in millions)	2009	2008	$	%

Sales	$1,398	$2,443	$(1,045)	(43) %
Volume effect			(580)	(24) %
Price effect			(507)	(21) %
Product mix effect			39	2%
Exchange rate effect			3	-- %

Sales – contract ethylene sales (1)	28	314	(286)
– contract polymer intermediates sales (2)	--	138	(138)

Sales – excluding listed items	1,370	1,991	(621)	(31) %
Volume effect			(113)	(6) %
Price effect			(499)	(25) %
Product mix effect			(12)	-- %
Exchange rate effect			3	-- %

Operating earnings	41	143	(102)	(71) %

Accelerated depreciation costs included in cost of sales	--	5	(5)

Asset impairments and restructuring charges, net	6	22	(16)

Other operating income	--	(9)	9

Operating earnings excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income	47	161	(114)	(71) %

(1)	Sales revenue for 2009 and 2008 included contract ethylene sales under the transition supply agreement related to the divestiture of the PE businesses in fourth quarter 2006.
(2)
Sales revenue for 2008 includes contract polymer intermediates sales under the transition supply agreement related to the divestiture of the PET manufacturing facilities and related businesses in Mexico and Argentina in fourth quarter 2007.

In first quarter 2010, the Company transferred certain intermediates product lines from the Performance Polymers segment, now included in discontinued operations, to the PCI segment to improve optimization of manufacturing assets supporting the three raw material streams that supply the Company's downstream businesses.  Segment sales and operating results for prior years have been reclassified for the change.

Sales revenue for 2009 decreased $1.0 billion compared to 2008.  Excluding contract ethylene sales under the transition agreement resulting from the divestiture of the Performance Polymers segment's PE business in fourth quarter 2006 and contract polymer intermediates sales to the buyer of the divested Mexico and Argentina PET facilities, sales revenue decreased $621 million in 2009 compared to 2008 due to lower selling prices.  The lower selling prices were primarily due to lower raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding accelerated depreciation costs, asset impairments and restructuring charges, net, and other operating income, operating earnings in 2009 decreased $114 million compared to 2008.  The decline was primarily due to lower selling prices and lower capacity utilization resulting in higher unit costs, including approximately $15 million in costs related to the reconfiguration of the Longview, Texas facility, partially offset by lower raw material and energy costs and cost reduction actions. A restructuring charge in first quarter 2009 consisted of the segment's portion of the severance charge for a reduction in force.  Asset impairments and restructuring charges in 2008 consisted primarily of severance and pension costs from the decision to close a previously impaired site in the United Kingdom.  The accelerated depreciation costs for 2008 are related to the continuation of the planned staged phase-out of older cracking units in 2007 at the Company's Longview, Texas facility.

To further improve its competitive cost position over purchasing olefins in the North American market, the Company restarted a previously idled cracking unit at the Longview, Texas facility in 2010.  This restart was prompted by a favorable shift in market conditions for olefin raw materials that is expected to continue over the next several years.  The Company has three operating cracking units, including the unit restarted in 2010.

Specialty Plastics Segment
			Change
(Dollars in millions)	2009	2008	$	%

Sales	$749	$923	$(174)	(19) %
Volume effect			(91)	(10) %
Price effect			(66)	(7) %
Product mix effect			(23)	(3) %
Exchange rate effect			6	1%

Operating earnings	9	30	(21)	(70) %

Asset impairments and restructuring charges, net	4	--	4

Other operating income	--	(2)	2

Operating earnings excluding asset impairments and restructuring charges, net and other operating income	13	28	(15)	(54) %

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION – 2009 COMPARED WITH 2008

Sales Revenue
(Dollars in millions)	2009	2008	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,252	$3,308	(32) %	(19) %	(14) %	1%	-- %
Asia Pacific	1,062	1,186	(10) %	(1) %	(5) %	(4) %	-- %
Europe, Middle East, and Africa	835	1,045	(20) %	(16) %	(1) %	(4) %	1%
Latin America	247	397	(38) %	(31) %	(12) %	5%	-- %
	$4,396	$5,936	(26) %	(16) %	(10) %	-- %	-- %

Sales revenue in the United States and Canada decreased in 2009 compared to 2008 primarily due to lower sales volume and lower selling prices particularly in the PCI segment partially due to contract ethylene sales in the PCI segment.  Excluding contract ethylene sales, sales revenue decreased 26 percent primarily due to lower selling prices particularly in the PCI segment and lower sales volume particularly in the CASPI and PCI segments.

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

Sales revenue in Latin America decreased in 2009 compared to 2008 primarily due to lower sales volume and lower selling prices partially offset by a favorable shift in product mix.  Lower selling prices were primarily in the PCI segment.  Lower sales volume and the favorable shift in product mix were primarily related to contract polymer intermediates sales in 2008 and not in 2009, with the lower sales volume partially offset by increased sales volume in the CASPI segment.  Excluding contract polymer intermediates sales, sales revenue decreased 5 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$575	$758	$653
Investing activities	(442)	(369)	(376)
Financing activities	(411)	18	(779)
Effect of exchange rate changes on cash and cash equivalents	1	(1)	1
Net change in cash and cash equivalents	$(277)	$406	$(501)

Cash and cash equivalents at end of period	$516	$793	$387

(Dollars in millions)	2010	2009	2008

Net cash provided by operating activities	$575	$758	$653
Impact of adoption of amended accounting guidance (1)	200	--	--
Net cash provided by operating activities excluding item	775	758	653

Additions to properties and equipment	(243)	(310)	(634)
Dividends paid to stockholders	(127)	(128)	(135)

Free Cash Flow	$405	$320	$(116)

(1)
The net cash from operating activities in 2010 reflected the adoption of amended accounting guidance for transfers of financial assets which resulted in $200 million of receivables, which were previously accounted for as sold and removed from the balance sheet when transferred under the accounts receivable securitization program, being included on the first quarter balance sheet as trade receivables, net.  This increase in receivables reduced cash from operations by $200 million in first quarter 2010.

Excluding the impact of the adoption of amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's accounts receivable securitization program, cash provided by operating activities increased $17 million to $775 million in 2010.  The higher cash provided in 2010 was primarily due to higher net earnings, partially offset by an increase in working capital, particularly trade receivables and inventories, offset by higher trade payables.  Trade receivables increased due to strong sales revenues throughout the year and inventories increased due to higher quantities attributed to improved demand for the Company's products and higher costs.  Both the increase in receivables and inventory were partially offset by an increase in accounts payable driven by a higher level of purchasing activity.  The 2009 operating cash flows were positively impacted by approximately $125 million due to a change in the tax method for capitalizing assets.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash used in investing activities, primarily for capital spending for additions to properties and equipment, was $243 million, $310 million, and $634 million in 2010, 2009, and 2008, respectively.  Cash used in investing activities in 2010 includes the acquisition of Genovique and payments for the acquisition of the Korean acetate tow facility.  Capital spending of $243 million in 2010 was lower compared to $310 million in 2009 primarily due to the deferral of discretionary spending in response to the global recession compared to 2009 which included the completion of large growth initiatives.  In 2009, the Company contributed $68 million for the construction of the Korean acetate tow manufacturing facility which is reported in "acquisitions of and investments in joint ventures".  The Company received approximately $25 million net cash proceeds in 2009 primarily from the settlement of working capital from the sale in 2008 of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  In 2008, the Company received $337 million net cash proceeds primarily from the sale of the Company's PET polymers and PTA manufacturing facilities in the Netherlands and the PET manufacturing facility in the United Kingdom.  For more information concerning divestitures, see Note 2, "Discontinued Operations and Assets Held for Sale" and Note 3, "Acquisitions", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Cash used in financing activities totaled $411 million in 2010, including the early repayment of $500 million principal amount of its outstanding long term debt and $280 million of share repurchases, offset by net proceeds from long term borrowings of $496 million and stock option exercises and other items of $118 million.  Cash provided by financing activities totaled $18 million in 2009.  Financing activities in 2009 included $248 million of net proceeds from the issuance of notes due 2019, a repayment of $88 million of the Company's euro credit facility, and a repayment of $13 million of short term borrowings.  The Company also repurchased stock totaling $21 million offset by cash received from stock option exercises and other items of $17 million.  Cash used in financing activities totaled $779 million in 2008.  Financing activities in 2008 included the Company's repayment of $72 million of notes that matured in 2008, a repayment of $103 million of the euro credit facility, a decrease in credit facility and other borrowings, including bank overdrafts, of $7 million, and repurchases of stock totaling $501 million offset by cash received from stock option exercises and other items of $39 million.

The payment of dividends is also reflected in financing activities in all periods.

Excluding the cash tax impact of the sale of its PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment, the Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) in 2011 of approximately $100 million, assuming capital expenditures of approximately $450 million and U.S. defined benefit pension plan funding of $100 million.  The priorities for uses of available cash in 2011 are payment of the quarterly cash dividend, funding targeted growth initiatives, including organic initiatives, joint ventures and acquisitions, pension funding, and repurchasing shares primarily to offset dilution.

Liquidity

At December 31, 2010, the Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2010 and 2009, the Company had no outstanding borrowings under the Credit Facility.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additionally, at December 31, 2010, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2010.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2010, the Company had no outstanding borrowings under the A/R Facility.  For more information, see Note 10, "Borrowings" and Note 14, "Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

During fourth quarter 2010, the Company completed a public debt restructuring comprised of the sale of $500 million aggregate principal amount of new five and ten year debt securities and the early repayment of $500 million aggregate principal amount of outstanding debt securities.  The debt restructuring allowed the Company to favorably adjust its debt maturities and reduce future interest costs on its long-term debt.  The early repayment of debt resulted in a charge of $115 million, net.  See Note 10, "Borrowings" and Note 11, "Early Debt Extinguishment Costs", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report for further information regarding debt issuance and extinguishment.

On November 2, 2009, the Company issued notes in the principal amount of $250 million due 2019 and bearing interest at 5.50% per annum.  Proceeds from the sale of notes, net of approximately $2 million in transaction fees, were $248 million.

For more information regarding interest rates, see Note 10, "Borrowings", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In 2010 and 2009, the Company made $35 million and $181 million, respectively, in contributions to its U.S. defined benefit pension plan, and made no contribution in 2008.  In January 2011, the Company made a $100 million contribution to its U.S. defined benefit pension plan.

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

Capital Expenditures

Capital expenditures were $243 million, $310 million, and $634 million for 2010, 2009, and 2008, respectively.  Capital expenditures in 2009 decreased significantly compared to 2008 as the Company deferred discretionary spending on capital projects in response to the global recession.  Capital expenditures remained at a level sufficient for required maintenance and certain strategic growth initiatives through first nine months 2010.  In fourth quarter 2010, the Company increased spending on discretionary infrastructure projects and certain strategic growth initiatives to $110 million for the quarter.  The Company expects that 2011 capital spending will continue at the fourth quarter 2010 pace and will be approximately $450 million.  The Company's capital spending in 2011 will focus on organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.

The Company expects 2011 depreciation and amortization to be slightly lower than 2010 expenses of approximately $280 million, primarily due to the divestiture of PET manufacturing facilities in January 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Commitments

At December 31, 2010, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 20 years.

The Company had various purchase obligations at December 31, 2010 totaling approximately $1.0 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $86 million over a period of several years.  Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities, and land; and approximately 35 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2010 totaling approximately $1.5 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2011	$6	$--	$87	$266	$24	$296	$679
2012	151	--	87	265	24	51	578
2013	--	--	81	239	13	53	386
2014	--	--	81	37	6	54	178
2015	250	--	82	36	4	55	427
2016 and beyond	1,197	--	528	118	15	969	2,827
Total	$1,604	$--	$946	$961	$86	$1,478	$5,075

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

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2010 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As described in Note 7, "Equity Investments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.  Eastman's net investment in the joint venture at December 31, 2010 and 2009 was approximately $32 million and $36 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.

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

Treasury Stock Transactions

In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common stock.  The Company completed the $700 million repurchase authorization in November 2010, acquiring a total of 11.2 million shares.

In August 2010, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2010, a total of 2.3 million shares have been repurchased under this authorization for a total amount of approximately $184 million.  During 2010, the Company repurchased 3.8 million shares of common stock for a cost of approximately $280 million under the two repurchase authorizations.

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.

Dividends

The Company's Board of Directors declared quarterly cash dividends of $0.44 per share in first, second, and third quarters and $0.47 per share in fourth quarter 2010 for a total of $1.79 per share in 2010, and $0.44 per share for all quarters, for a total of $1.76 per share in 2009, and 2008.  The Board of Directors has declared a cash dividend of $0.47 per share during the first quarter of 2011, payable on April 1, 2011 to stockholders of record on March 15, 2011.

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

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $27 million at December 31, 2010.

In addition to remediation activities, the Company establishes reserves for closure and postclosure costs associated with the environmental assets it maintains.  Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the anticipated future costs associated with the closure of the asset based on its expected life and the applicable regulatory closure requirements.  These future expenses are charged into earnings over the estimated useful life of the assets.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $30 million at December 31, 2010.

GAAP requires an entity to recognize a liability for a conditional asset retirement obligation ("CARO") when incurred if the liability can be reasonably estimated.  The Company has performed an examination of various asset categories as of December 31, 2010.  Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos.  The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.  The recorded obligations did not have a material impact on its consolidated financial position, results of operations and cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Reserves related to environmental assets accounted for approximately 75 percent of the total environmental reserve at December 31, 2010.  Currently, the Company's environmental assets are expected to reach the end of their useful lives at different times over the next 50 years.  If the Company was to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company's financial condition and results of operations.  The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

The Company's cash expenditures related to environmental protection and improvement were $200 million, $173 million, and $218 million in 2010, 2009, and 2008, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.  Other than potential capital expenditures at the Company’s Kingsport, Tennessee facility related to regulations associated with controlling air emissions from boilers, the Company does not expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities.  Potential capital expenditures associated with boiler air emissions remain uncertain pending adoption of final regulations, but could increase average annual capital expenditures significantly over the next five years compared to recent historical levels depending on financial regulation requirements and the Company's method of addressing those requirements.

INFLATION

In recent years, general economic inflation has not had a material adverse impact on Eastman's costs.  The cost of raw materials is generally based on market price, although derivative financial instruments were utilized, as appropriate, to mitigate short-term market price fluctuations.  The volatility of raw material and energy costs will continue and the Company will continue to pursue pricing and hedging strategies and ongoing cost control initiatives to offset the effects on gross profit.  For additional information see Note 12, "Derivatives", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

OUTLOOK

The Company expects to benefit from a strengthening global economy and from the combination of the restart of an olefin cracking unit, lower interest expense, full year integration of the Genovique acquisition and Korean acetate tow manufacturing facility, strong market adoption of the TritanTM copolyester products, continued substitution of Eastman products for other materials, and new applications for existing products.

The Company expects the volatility of market prices for raw materials and energy to continue and that the Company will continue to use pricing and hedging strategies to offset this volatility, and for raw material and energy costs to be higher than 2010.

The Company expects to continue with growth initiatives in all segments, as well as to continue to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.

The Company expects capital spending to be approximately $450 million for required maintenance, organic growth initiatives, and environmental projects.

The Company expects to generate more than $100 million of positive free cash flow (operating cash flow less capital expenditures and dividends, excluding the projected cash taxes on gain from the sale of the PET business of the Performance Polymers segment).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Based upon the foregoing, the Company expects full year earnings per share from continuing operations in 2011, excluding gains from sales of assets, to be slightly more than 10 percent above 2010 earnings per share from continuing operations of $6.96 excluding asset impairments and restructuring charges, net and early debt extinguishment costs.

See "Forward-Looking Statements and Risk Factors" below.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Annual Report which are not statements of historical fact may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of any acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors.  These plans and expectations and the underlying assumptions are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  Actual results could differ materially from expectations expressed in any forward-looking statement if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized.  In addition to the factors described elsewhere in this Annual Report, the following are the most significant known factors that could cause the Company's actual results to differ materially from those in any such forward-looking statement.  Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.

Adverse and uncertain conditions in the global economy and the financial markets could negatively impact the Company.

While economic and financial market conditions improved in 2010, continued uncertain conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results were affected by the impact of the recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that  affected the global economy.  If the global economy again deteriorates, the Company's results of operations, financial condition and cash flows could be materially adversely affected.  If the global economy weakens, or if the global economy or financial markets  experience significant new disruptions or deterioration, the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Volatility in costs for strategic raw material and energy commodities or disruption in the supply of these commodities could adversely affect our financial results.

The Company is reliant on certain strategic raw material and energy commodities for its operations and utilizes risk management tools, including hedging, as appropriate, to mitigate short-term market fluctuations in raw material and energy costs.  These risk mitigation measures cannot eliminate all exposure to market fluctuations.  In addition, natural disasters, plant interruptions, changes in laws or regulations, war or other outbreak of hostilities or terrorism, and breakdown or degradation of transportation infrastructure used for delivery of strategic raw material and energy commodities, could adversely impact both the cost and availability of these commodities.

The Company could be materially adversely affected by disruptions to manufacturing operations or related infrastructure.

Significant limitation of the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company’s sales revenue, costs, results of operations, and financial condition.  Disruptions could occur due to internal factors such as computer or equipment malfunction, operator error, or process failures; or external factors such as natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers.

Loss or financial weakness of any of the Company's largest customers could adversely affect our financial results.

The Company has an extensive customer base; however, loss of, or material financial weakness of, certain of our largest customers could adversely affect the Company's financial condition and results of operations until such business is replaced and no assurances can be made that the Company would be able to regain or replace any lost customers.

Growth initiatives may not achieve desired business or financial objectives and may require a significant use of resources in excess of those estimated or budgeted for such initiatives.

The Company continues to identify and pursue growth opportunities through both internal (or "organic") development and acquisitions and joint ventures to diversify and extend the portfolio of our businesses.  These growth opportunities include development and commercialization of new products and technologies, expansion into new markets and geographic regions, and alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities.  There can be no assurance that such efforts, investments, or acquisitions and alliances will result in financially successful commercialization of products or acceptance by existing or new customers or new markets or achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.  There also can be no assurance that capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed investments and projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Legislative or regulatory actions could increase the Company's future compliance costs.

The Company's facilities and businesses are subject to complex health, safety and environmental laws and regulations, which require and will continue to require significant expenditures to remain in compliance with such laws and regulations.  The Company's accruals for such costs and associated liabilities are subject to changes in estimates on which the accruals are based.  The amount accrued reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, chemical control regulations, and testing requirements could result in higher costs.  Pending and proposed U.S. Federal legislation and regulation increase the likelihood that the Company's manufacturing sites will in the future be impacted by regulation of greenhouse gas emissions and energy policy, which legislation and regulation, if enacted, may result in capital expenditures, increases in costs for raw materials and energy, limitations on raw material and energy source and supply choices, and other direct compliance costs.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements.  From time to time, to manage the mix of fixed and variable rate debt effectively, the Company enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  Currently, these borrowings, investments, and swaps are predominately U.S. dollar denominated.  The nature and amount of the Company's long-term and short-term debt may vary as a result of future business requirements, market conditions, and other factors.  For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one percent or less absolute shift in interest rates.  For 2010 and 2009, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous absolute shift in interest rates of one percent or less were approximately $123 million and $120 million, respectively.  This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows and borrowings denominated in foreign currencies are exposed to changes in foreign currency exchange rates.  The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business.  In order to mitigate the effect of foreign currency risk, the Company enters into currency options to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies; and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  The gains and losses on these contracts offset changes in the value of related exposures.  It is the Company's policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet its objectives as stated above.  The Company does not enter into foreign currency derivative financial instruments for speculative purposes.  For 2010, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $60 million and an additional $6 million for each additional one percentage point adverse change in foreign currency rates.  For 2009, the market risks associated with borrowings denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $51 million and an additional $5 million for each additional one percentage point adverse change in foreign currency rates.  Furthermore, since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy.  To mitigate short-term fluctuations in market prices for certain commodities, principally propane, natural gas, and ethane, the Company enters into option and forward contracts.  For 2010, the market risk associated with forwards and options for feedstock and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $6 million and less than an additional $1 million for each one percentage point move in closing price thereafter.  For 2009, the market risk associated with forwards and options for feedstock and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $4 million and less than an additional $1 million for each one percentage point move in closing price thereafter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman appearing on pages 73 through 117.  Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

February 23, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

  /s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Cincinnati, Ohio
February 23, 2011

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2010	2009	2008

Sales	$5,842	$4,396	$5,936
Cost of sales	4,368	3,364	4,852
Gross profit	1,474	1,032	1,084

Selling, general and administrative expenses	431	367	384
Research and development expenses	152	124	143
Asset impairments and restructuring charges, net	29	196	22
Other operating income	--	--	(16)
Operating earnings	862	345	551

Net interest expense	99	78	70
Early debt extinguishment costs	115	--	--
Other charges (income), net	12	13	20
Earnings from continuing operations before income taxes	636	254	461
Provision for income taxes from continuing operations	211	100	116
Earnings from continuing operations	425	154	345

Earnings (loss) from discontinued operations, net of tax	13	(18)	(17)
Gain from disposal of discontinued operations, net of tax	--	--	18
Net earnings	$438	$136	$346

Basic earnings per share
Earnings from continuing operations	$5.90	$2.12	$4.58
Earnings (loss) from discontinued operations	0.17	(0.24)	0.01
Basic earnings per share	$6.07	$1.88	$4.59

Diluted earnings per share
Earnings from continuing operations	$5.75	$2.09	$4.54
Earnings (loss) from discontinued operations	0.17	(0.24)	0.01
Diluted earnings per share	$5.92	$1.85	$4.55

Comprehensive Income
Net earnings	$438	$136	$346
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	2	17	(97)
Change in unrecognized losses and prior service credits for benefit plans	(39)	(74)	(232)
Change in unrealized gains (losses) on derivative instruments	(10)	7	23
Change in unrealized losses on investments	--	--	(1)
Total other comprehensive income (loss), net of tax	(47)	(50)	(307)
Comprehensive income	$391	$86	$39

Retained Earnings
Retained earnings at beginning of period	$2,571	$2,563	$2,349
Net earnings	438	136	346
Cash dividends declared	(129)	(128)	(132)
Retained earnings at end of period	$2,880	$2,571	$2,563

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	December 31,	December 31,
(Dollars in millions, except per share amounts)	2010	2009

Assets
Current assets
Cash and cash equivalents	$516	$793
Trade receivables, net	545	277
Miscellaneous receivables	131	102
Inventories	619	531
Other current assets	19	32
Current assets held for sale	217	--
Total current assets	2,047	1,735

Properties
Properties and equipment at cost	7,908	8,525
Less: Accumulated depreciation	5,063	5,415
Properties and equipment held for sale, net	374	--
Net properties	3,219	3,110

Goodwill	375	315
Other noncurrent assets	322	355
Noncurrent assets held for sale	23	--
Total assets	$5,986	$5,515

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,012	$800
Borrowings due within one year	6	--
Current liabilities related to assets held for sale	52	--
Total current liabilities	1,070	800

Long-term borrowings	1,598	1,604
Deferred income tax liabilities	284	258
Post-employment obligations	1,274	1,221
Other long-term liabilities	130	119
Noncurrent liabilities related to assets held for sale	3	--
Total liabilities	4,359	4,002

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 96,844,445 and 94,775,064 for 2010 and 2009, respectively)	1	1
Additional paid-in capital	793	661
Retained earnings	2,880	2,571
Accumulated other comprehensive loss	(432)	(385)
	3,242	2,848
Less: Treasury stock at cost (26,172,654 shares for 2010 and 22,389,696 shares for 2009 )	1,615	1,335

Total stockholders' equity	1,627	1,513

Total liabilities and stockholders' equity	$5,986	$5,515

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2010	2009	2008

Cash flows from operating activities
Net earnings	$438	$136	$346

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	280	274	267
Asset impairments charges	8	179	1
Gains on sale of assets	--	--	(14)
Early debt extinguishment costs	115	--	--
Provision (benefit) for deferred income taxes	59	185	(71)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(358)	2	261
(Increase) decrease in inventories	(160)	100	(95)
Increase (decrease) in trade payables	152	16	(211)
Increase (decrease) in liabilities for employee benefits and incentive pay	20	(141)	7
Other items, net	21	7	162

Net cash provided by operating activities	575	758	653

Cash flows from investing activities
Additions to properties and equipment	(243)	(310)	(634)
Proceeds from sale of assets and investments	13	30	337
Acquisitions and investments in joint ventures	(190)	(68)	(38)
Additions to capitalized software	(7)	(8)	(10)
Other items, net	(15)	(13)	(31)

Net cash used in investing activities	(442)	(369)	(376)

Cash flows from financing activities
Net increase (decrease) in commercial paper, credit facility, and other borrowings	2	3	(7)
Proceeds from borrowings	496	248	--
Repayment of borrowings	(620)	(101)	(175)
Dividends paid to stockholders	(127)	(128)	(135)
Treasury stock purchases	(280)	(21)	(501)
Proceeds from stock option exercises and other items	118	17	39

Net cash provided by (used in) financing activities	(411)	18	(779)

Effect of exchange rate changes on cash and cash equivalents	1	(1)	1

Net change in cash and cash equivalents	(277)	406	(501)

Cash and cash equivalents at beginning of period	793	387	888

Cash and cash equivalents at end of period	$516	$793	$387

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

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

Fair Value Measurements

The Company records recurring and non-recurring financial assets and liabilities as well as all non-financial assets and liabilities subject to fair value measurement at the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  These fair value principles prioritize valuation inputs across three broad levels.  Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.  Level 3 inputs are unobservable inputs based on the Company's assumptions used to measure assets and liabilities at fair value.  An asset or liability's classification within the various levels is determined based on the lowest level input that is significant to the fair value measurement.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances are based on the number of days an individual receivable is delinquent and management's regular assessment of the financial condition of the Company's customers.  The Company considers a receivable delinquent if it is unpaid after the terms of the related invoice have expired.  The Company evaluates the allowance based on a monthly assessment of the aged receivables.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.  Allowance for doubtful accounts was $6 million and $10 million at December 31, 2010 and 2009, respectively.  The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.  Financing receivables were immaterial and not past due at December 31, 2010.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Properties

The Company records properties at cost.  Maintenance and repairs are charged to earnings; replacements and betterments are capitalized.  When Eastman retires or otherwise disposes of assets, it removes the cost of such assets and related accumulated depreciation from the accounts.  The Company records any profit or loss on retirement or other disposition into earnings.  Asset impairments are reflected as increases in accumulated depreciation for properties that have been placed in service.  In instances when an asset has not been placed in service and is impaired, the associated costs are removed from the appropriate property accounts.

Depreciation

Depreciation expense is calculated based on historical cost and the estimated useful lives of the assets (buildings and building equipment 20 to 50 years; machinery and equipment 3 to 33 years), generally using the straight-line method.  Accelerated depreciation is reported when the estimated useful life is shortened and continues to be reported in Cost of Sales.

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.  Capitalized software in 2010, 2009, and 2008 was approximately $7 million, $8 million, and $10 million, respectively and consisted of costs to internally develop coumputer software used by the Company.  During those same periods, approximately $8 million, $11 million, and $11 million, respectively, of previously capitalized costs were amortized.  At December 31, 2010 and 2009, the unamortized capitalized software costs were $21 million in both periods.  Capitalized software costs are reflected in other noncurrent assets.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Additionally, Eastman provides a subsidy toward life insurance, health care, and dental benefits for eligible retirees and a subsidy toward health care and dental benefits for retirees' eligible survivors.  The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates), expected return on plan assets, rate of compensation increase or decrease for employees, and health care cost trends.  The cost of providing plan benefits depends on demographic assumptions including retirements, mortality, turnover, and plan participation.  For additional information, see Note 13, "Retirement Plans."

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

The Company's cash expenditures related to environmental protection and improvement were $200 million, $173 million, and $218 million in 2010, 2009, and 2008, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included expenditures for construction and development.

For additional information see Note 15, "Environmental Matters" and Note 25, "Reserve Rollforwards".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

Derivative financial instruments are used by the Company when appropriate to manage its exposures to fluctuations in foreign currency, raw material and energy costs, and interest rates.  Such instruments are used to mitigate the risk that changes in exchange rates, interest rates or raw material and energy costs will adversely affect the eventual dollar cash flows resulting from the hedged transactions.

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

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market and immediately recorded into earnings from continuing operations.

Deferred currency option premiums are included in the fair market value of the hedges.  The related obligation for payment is generally included in other liabilities and is paid in the period in which the options are exercised or expire.

For additional information see Note 12, "Derivatives".

Litigation and Contingent Liabilities

The Company and its operations from time to time are, and in the future may be, parties to or targets of lawsuits, claims, investigations, and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are handled and defended in the ordinary course of business.  The Company accrues a liability for such matters when it is probable that a liability has been incurred and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  The Company expenses legal costs, including those expected to be incurred in connection with a loss contingency, as incurred.

Revenue Recognition and Customer Incentives

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured.

The Company records estimated obligations for customer programs and incentive offerings, which consist primarily of revenue or volume-based amounts that a customer must achieve over a specified period of time, as a reduction of revenue from each underlying revenue transaction as the customer progresses toward reaching goals specified in incentive agreements.  These estimates are based on a combination of forecasts of customer sales and actual sales volume and revenues against established goals, the customer's current level of purchases, Eastman's knowledge of customer purchasing habits, and industry pricing practice.  The incentive payment rate may be variable, based upon the customer reaching higher sales volume or revenue levels over a specified period of time in order to receive an agreed upon incentive payment.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Shipping and Handling Fees and Costs

Shipping and handling fees related to sales transactions are billed to customers and are recorded as sales revenue.  Shipping and handling costs incurred are recorded in cost of sales.

Restructuring of Operations

The Company records restructuring charges incurred in connection with consolidation of operations, exited business lines, or shutdowns of specific sites that are expected to be substantially completed within twelve months.  These restructuring charges are recorded as incurred, and are associated with site closures, legal and environmental matters, demolition, contract terminations, or other costs directly related to the restructuring.  The Company records severance charges for employee separations when the separation is probable and reasonably estimable.  In the event employees are required to perform future service, the Company records severance charges ratably over the remaining service period of those employees.

Share-based Compensation

The Company recognizes compensation expense in the financial statements for stock options and other share-based compensation awards based upon the grant-date fair value over the substantive vesting period.  For additional information, see Note 21, "Share-Based Compensation Plans and Awards."

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

2.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011. The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under accounting principles generally accepted ("GAAP") in the United States.  The assets and liabilities related to this business have been reclassified as assets held for sale as of December 31, 2010.

For additional information see Note 26, "Subsequent Events".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For years ended December 31,
(Dollars in millions)	2010	2009	2008

Sales	$849	$651	$1,029
Earnings (loss) before income taxes	26	(28)	(26)
Earnings (loss) from discontinued operations, net of tax	13	(18)	(17)
Gain from disposal of discontinued operations, net of tax	--	--	18

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2010 are summarized below:

December 31,
(Dollars in millions)	2010
Current assets
Trade receivables, net	$116
Inventories	90
Other current assets	11
Total current assets held for sale	217

Non-current assets
Properties and equipment, net	374
Goodwill	1
Other noncurrent assets	22
Total noncurrent assets held for sale	397

Total assets	$614

Current liabilities
Payables and other current liabilities	$52
Total current liabilities held for sale	52

Noncurrent liabilities
Other noncurrent liabilities	3
Total noncurrent liabilities	3

Total liabilities	$55

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS

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

The total purchase price was approximately $160 million, including assumed debt of $5 million.  Transaction costs associated with the acquisition were expensed as incurred.  The table below shows the final fair value purchase price allocation for the Genovique acquisition:

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

The fair value of total consideration was $111 million, which was paid in installments beginning first quarter 2009 and completed second quarter 2010.  The Company has determined the final fair value of the acquired assets to be as follows: property, plant, and equipment of $101 million, inventory of $5 million, and technology of $5 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

	December 31,
(Dollars in millions)	2010	2009

At FIFO or average cost (approximates current cost)
Finished goods	$611	$547
Work in process	206	168
Raw materials and supplies	292	262
Total inventories	1,109	977
LIFO Reserve	(490)	(446)
Total inventories	$619	$531

Inventories valued on the LIFO method were approximately 70 percent and 75 percent of total inventories for 2010 and 2009, respectively.

5.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2010	2009
Properties
Land	$77	$78
Buildings and building equipment	743	849
Machinery and equipment	6,851	7,456
Construction in progress	237	142
Properties and equipment at cost	$7,908	$8,525
Less: Accumulated depreciation	5,063	5,415
Net properties	$2,845	$3,110

Cumulative construction-period interest of $177 million and $208 million, reduced by accumulated depreciation of $106 million and $127 million, is included in net properties at December 31, 2010 and 2009, respectively.  During fourth quarter 2009, the Company recognized asset impairments of $133 million related to the Beaumont, Texas industrial gasification project.  For additional information see Note 18, "Asset Impairments and Restructuring Charges, Net".

Interest capitalized during 2010, 2009, and 2008 was $3 million, $14 million, and $12 million, respectively.

Depreciation expense related to continuing operations was $238 million, $227 million, and $207 million for 2010, 2009, and 2008, respectively.  Depreciation expense for the year ended December 31, 2008 included $5 million of accelerated depreciation costs related to restructuring decisions in association with cracking units in Longview, Texas.  The accelerated depreciation at Longview, Texas was completed in 2008.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	CASPI Segment	PCI Segment	Other Segments	Total

Reported balance at December 31, 2008	$309	$1	$15	$325
Impairment	--	--	(10)	(10)
Currency translation adjustments	--	--	--	--
Reported balance at December 31, 2009	$309	$1	$5	$315
Additions	--	63	--	63
Adjustment for asset held for sale	--	--	(1)	(1)
Currency translation adjustments	(2)	--	--	(2)
Reported balance at December 31, 2010	$307	$64	$4	$375

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

Included in the reported balance for goodwill are accumulated impairment losses of $44 million at December 31, 2010 and December 31, 2009, respectively, and $34 million at December 31, 2008.

Intangible assets include developed technology, customer lists, patents and patent licenses, and trademarks with a net book value of $92 million as of December 31, 2010 and $43 million as of December 31, 2009.  As a result of the Genovique acquisition, the Company recorded $59 million in customer relationships, technology, and other intangible assets.  During fourth quarter 2010, the Company recognized an $8 million intangible asset impairment resulting from an environmental regulatory change impacting air emission credits remaining from the previously discontinued Beaumont, Texas gasification project.  Intangible assets are included in other noncurrent assets on the balance sheet.

Refer to Note 3, "Acquisitions", for further details regarding the acquisition of Genovique.

7.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.   Eastman's net investment in the joint venture at December 31, 2010 and 2009 was approximately $32 million and $36 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.  Such amounts are included in other noncurrent assets.

Eastman owns 50 percent or less interest in other joint ventures which are accounted for under the equity method and included in other noncurrent assets.  At December 31, 2010 and 2009, the Company's investment in these joint ventures was approximately $6 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2010	2009

Trade creditors	$569	$433
Accrued payrolls, vacation, and variable-incentive compensation	166	125
Accrued taxes	44	33
Post-employment obligations	62	61
Interest payable	21	32
Other	150	116
Total payables and other current liabilities	$1,012	$800

The current portion of post-employment obligations is an estimate of 2011 payments.

9.	PROVISION FOR INCOME TAXES

Components of earnings (loss) from continuing operations before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

(Dollars in millions)	2010	2009	2008

Earnings from continuing operations before income taxes
United States	$507	$193	$387
Outside the United States	129	61	74
Total	$636	$254	$461

Provision (benefit) for income taxes on earnings from continuing operations
United States
Current	$115	$(82)	$108
Deferred	44	156	(2)
Outside the United States
Current	29	17	16
Deferred	9	1	(1)
State and other
Current	18	(11)	7
Deferred	(4)	19	(12)
Total	$211	$100	$116

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive loss in stockholders' equity.

(Dollars in millions)	2010	2009	2008

Unrecognized losses and prior service credits for benefit plans	$(28)	$(47)	$(142)
Cumulative translation adjustment	3	2	16
Unrealized gains (losses) on cash flow hedges	(6)	4	14
Total	$(31)	$(41)	$(112)

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

(Dollars in millions)	2010	2009	2008

Continuing operations	$211	$100	$116
Discontinued operations	13	(10)	(27)
Other comprehensive income	(31)	(41)	(112)
Total	$193	$49	$(23)

Differences between the provision for income taxes on earnings from continuing operations and income taxes computed using the U.S. federal statutory income tax rate follow:

(Dollars in millions)	2010	2009	2008

Amount computed using the statutory rate	$224	$89	$161
State income taxes, net	9	5	(1)
Foreign rate variance	(11)	(2)	(4)
Domestic manufacturing deduction	(14)	5	(7)
Capital loss benefits	--	--	(12)
Change in reserves for tax contingencies	--	(5)	(8)
General business credits	(4)	7	(16)
Other	7	1	3
Provision for income taxes	$211	$100	$116

The 2010 effective tax rate of 33 percent reflects a $9 million tax charge associated with a nondeductible, early distribution under the executive deferred compensation plan of previously earned compensation as a result of certain participants electing early withdrawal.

The 2009 effective tax rate of 39 percent reflected an $11 million tax charge associated with the recapture of gasification investment tax credits and a $7 million tax charge associated with a change in accounting method for tax purposes to accelerate timing of deductions for manufacturing repairs expense and a $5 million tax benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations.

The 2008 effective tax rate of 25 percent was impacted by a $16 million benefit resulting from a gasification investment tax credit of $11 million and a research and development tax credit of $5 million, a $14 million benefit from state income tax credits (net of federal effect), a $12 million benefit from the reversal of a U.S. capital loss valuation allowance associated with the sale of businesses, and a $6 million benefit from the settlement of a non-U.S. income tax audit.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2010	2009

Deferred tax assets
Post-employment obligations	$512	$496
Net operating loss carry forwards	61	97
Other	22	70
Total deferred tax assets	595	663
Less valuation allowance	(48)	(88)
Deferred tax assets less valuation allowance	$547	$575

Deferred tax liabilities
Depreciation	$(781)	$(771)
Inventory reserves	(37)	(26)
Total deferred tax liabilities	$(818)	$(797)

Net deferred tax liabilities	$(271)	$(222)

As recorded in the Consolidated Statements of Financial Position:
Other current assets	$2	$11
Other noncurrent assets	24	30
Payables and other current liabilities	(13)	(5)
Deferred income tax liabilities	(284)	(258)
Net deferred tax liabilities	$(271)	$(222)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $352 million at December 31, 2010.  It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States.  These entities are also subject to taxation in the foreign tax jurisdictions.  Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized.  Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction.  At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently.  Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.  A valuation allowance of $29 million at December 31, 2010, has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2010, foreign net operating loss carryforwards totaled $203 million.  Of this total, $72 million will expire in 3 to 15 years; and $131 million have no expiration date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2010	2009

Miscellaneous receivables	$45	$23

Payables and other current liabilities	7	2
Other long-term liabilities	9	6
Total income taxes payable	$16	$8

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
(Dollars in millions)	2010	2009	2008

Balance at January 1	$6	$11	$24
Additions based on tax positions related to current year	5	--	--
Reductions for tax positions of prior years	--	--	(4)
Settlements	--	--	(7)
Lapse of statute of limitations	(2)	(5)	(2)
Balance at December 31	$9	$6	$11

As of December 31, 2010, 2009, and 2008, $9 million, $6 million, and $11 million, respectively, of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest, net of tax, related to unrecognized tax benefits is recorded as a component of income tax expense.  As of January 1, 2010 and 2009, the Company had accrued a liability of approximately $1 million and $2 million, respectively, for interest, net of tax and had no accrual for tax penalties.  During 2010, the Company recognized no income for interest, net of tax and no penalties associated with unrecognized tax benefits, resulting in an accrued balance of $1 million for interest, net of tax benefit and no amount of penalties as of December 31, 2010.  During 2009, the Company recognized income of $1 million for interest, net of tax and no penalties associated with unrecognized tax benefits, resulting in an accrued balance of $1 million for interest, net of tax benefit and no amount of penalties as of December 31, 2009.

The Company or one of its subsidiaries files tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	BORROWINGS

	December 31,
(Dollars in millions)	2010	2009

Borrowings consisted of:
7% notes due 2012	$151	$152
3% debentures due 2015	250	--
6.30% notes due 2018	178	205
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	--
7 1/4% debentures due 2024	243	497
7 5/8% debentures due 2024	54	200
7.60% debentures due 2027	222	298
Credit facility borrowings	--	--
Other	6	2
Total borrowings	1,604	1,604
Borrowings due within one year	(6)	--
Long-term borrowings	$1,598	$1,604

At December 31, 2010, the Company had a $700 million revolving credit facility (the "Credit Facility") in two tranches, with $125 million expiring in 2012 and $575 million expiring in 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, as well as the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2010 and December 31, 2009, the Company had no outstanding borrowings under the Credit Facility.

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

At December 31, 2010, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2010.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, as well as the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2010, the Company had no outstanding borrowings under the A/R Facility.  Refer to Note 14, "Commitments", for further details regarding the A/R Facility.

On December 10, 2010, the Company issued 3% notes due 2015 in the principal amount of $250 million and 4.5% notes due 2021 in the principal amount of $250 million.  Proceeds from the sales of notes, net of transaction fees, were $496 million.  Proceeds were used together with cash on hand to pay for notes purchased in a tender offer for $500 million of outstanding long-term bonds.  See Note 11, "Early Debt Extinguishment Costs", for further information regarding the early extinguishment of this debt.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Borrowings

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

	December 31, 2010		December 31, 2009
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,598	$1,688	$1,604	$1,656

11.	EARLY DEBT EXTINGUISHMENT COSTS

In fourth quarter 2010, the Company completed the early repayment of $500 million of its outstanding long-term debt securities.  Total consideration for the offer was $617 million and was comprised of cash of $500 million for the face amount of the securities and cash of $117 million for the early redemption premium.  The early repayment resulted in a charge of $115 million for early debt extinguishment costs attributable to the early redemption premium offset by hedging gains related to the debt restructure.  The amounts paid to retire the securities, including the $117 million early redemption premium, are classified as financing activities on the Consolidated Statements of Cash Flows.  The book value of the purchased debt was $501 million, as follows:

(Dollars in millions)	Book Value

6.30% notes due 2018	$24
7 1/4% debentures due 2024	255
7 5/8% debentures due 2024	146
7.60% debentures due 2027	76
Total	$501

12.	DERIVATIVES

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs, and interest rates.  The Company uses various derivative financial instruments when appropriate pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of December 31, 2010, the Company had interest rate swaps with a total notional amount of $146 million.

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

As of December 31, 2010, the total notional amounts of the Company’s foreign exchange forward and option contracts were approximately €354 million and ¥12,780,000,000, the total notional volume hedged for energy was approximately 4 million mmbtu (million british thermal units), and the total notional volume hedged for feedstock was approximately 1 million barrels.  Additionally, the total notional value of the interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") was $300 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at December 31, 2010
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$45	$--	$45	$--
Derivative Liabilities	(17)	--	(17)	--
	$28	$--	$28	$--

(Dollars in millions)		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$34	$--	$34	$--
Derivative Liabilities	(3)	--	(3)	--
	$31	$--	$31	$--

The fair value of the Company’s derivative assets is based on estimates using standard pricing models.  These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates.  The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party.  In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction’s counterparty to validate the accuracy of its standard pricing models.  Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry only a minimal risk of nonperformance.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value
Derivative Assets	Statement of Financial Position Location	December 31, 2010	December 31, 2009
Fair Value Hedges
Interest rate swaps	Other noncurrent assets	$2	$--
Cash Flow Hedges
Commodity contracts	Other current assets	4	7
Foreign exchange contracts	Other current assets	23	14
Foreign exchange contracts	Other noncurrent assets	12	11
Forward starting interest rate swap contracts	Other current assets	4	--
		$45	$32

(Dollars in millions)		Fair Value
Derivative Liabilities	Statement of Financial Position Location	December 31, 2010	December 31, 2009
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$2	$1
Foreign exchange contracts	Payables and other current liabilities	6	--
Foreign exchange contracts	Other noncurrent liabilities	9	--
		$17	$1

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

(Dollars in millions)		Amount of gain/ (loss) recognized income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location of gain/(loss) recognized in Income on Derivatives	December 31, 2010	December 31, 2009

Interest rate contracts	Net interest expense	$1	$--
		$1	$--

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	December 31, 2010	December 31, 2009	income (effective portion)	December 31, 2010	December 31, 2009
Commodity contracts	$(3)	$9	Cost of sales	$1	$(6)
Foreign exchange contracts	(9)	(2)	Sales	44	23
Forward starting interest rate swap contracts	2	--		--	--
	$(10)	$7		$45	$17

For twelve months ended December 31, 2010 and 2009, there were no material ineffectiveness with regard to the Company's qualifying hedges.

Hedging Summary

At December 31, 2010 and 2009, monetized positions and mark-to-market gains from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $17 million and $27 million, respectively.  If realized, approximately $20 million in gains will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in 2010 or 2009.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings.  The Company recognized approximately $7 million net gain and $1 million net loss on nonqualifying derivatives during 2010 and 2009, respectively.

13.	RETIREMENT PLANS

Eastman offers various postretirement benefits to its employees.

DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), a plan under Section 401(a) of the Internal Revenue Code.  Eastman anticipates that it will make a contribution to the EIP/ESOP for the 2010 plan year for substantially all U.S. employees equal to 5 percent of their eligible compensation for that year.  Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions.  Allocated shares in the ESOP totaled 1,381,991; 1,508,712; and 1,465,656 shares as of December 31, 2010, 2009, and 2008, respectively.  Dividends on shares held by the EIP/ESOP are charged to retained earnings.  All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007.  Employees who are hired on or after January 1, 2007, will also be eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $35 million, $34 million, and $37 million for 2010, 2009, and 2008, respectively.

DEFINED BENEFIT PENSION PLANS AND POSTRETIREMENT WELFARE PLANS

Pension Plans:

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Effective January 1, 2000, the Company's U.S. defined benefit pension plan, the Eastman Retirement Assistance Plan, was amended.  Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service, and final average compensation as defined in the plans.  The amended plan uses a pension equity formula to calculate an employee's retirement benefits from January 1, 2000 forward.  Benefits payable will be the combined pre-2000 and post-1999 benefits.  Employees hired on or after January 1, 2007 are not eligible to participate in the U.S. defined benefit pension plans.

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

Postretirement Welfare Plans:

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

Below is a summary balance sheet of the change in plan assets during 2010 and 2009, the funded status of the plans, amounts recognized in the Consolidated Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary Balance Sheet
	Pension Plans		Postretirement Welfare Plans
(Dollars in millions)	2010	2009	2010	2009

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,508	$1,423	$777	$746
Service cost	44	42	9	8
Interest cost	85	87	44	45
Actuarial loss	75	72	40	24
Curtailment	6	--	--	--
Plan amendments and other	--	--	--	--
Plan participants' contributions	--	--	12	12
Effect of currency exchange	(16)	17	--	--
Benefits paid	(81)	(133)	(55)	(58)
Benefit obligation, end of year	$1,621	$1,508	$827	$777

Change in plan assets:
Fair value of plan assets, beginning of year	$1,087	$930	$51	$55
Actual return on plan assets	133	76	9	13
Effect of currency exchange	(14)	14	--	--
Company contributions	53	200	39	40
Reserve for third party contributions	--	--	(4)	(11)
Plan participants' contributions	--	--	12	12
Benefits paid	(81)	(133)	(55)	(58)
Fair value of plan assets, end of year	$1,178	$1,087	$52	$51

Funded status at end of year	$(443)	$(421)	$(775)	$(726)

Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent asset	$9	$--	$--	$--
Current liability	(8)	(4)	(40)	(40)
Noncurrent liability	(444)	(417)	(735)	(686)
Net amount recognized, end of year	$(443)	$(421)	$(775)	$(726)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$780	$779	$229	$203
Prior service credit	(36)	(54)	(125)	(148)
Accumulated other comprehensive loss	$744	$725	$104	$55

The accumulated benefit obligation basis for all defined benefit pension plans at the end of 2010 and 2009 was $1.5 billion and $1.4 billion, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost were as follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income
	Pension Plans			Postretirement Welfare Plans
(Dollars in millions)	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost:
Service cost	$44	$42	$46	$9	$8	$6
Interest cost	85	87	88	44	45	43
Expected return on assets	(104)	(100)	(105)	(3)	(3)	(4)
Curtailment charge (1)	4	--	9	--	--	--
Amortization of:
Prior service credit	(16)	(16)	(16)	(23)	(23)	(23)
Actuarial loss	43	32	27	13	13	10
Net periodic benefit cost	$56	$45	$49	$40	$40	$32

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailment charge (1)	$4	$--	$15
Current year actuarial loss	(52)	(96)	(395)
Current year prior service credit	--	--	16
Amortization of:
Prior service credit	(16)	(16)	(16)
Actuarial loss	43	32	27
Effect of currency exchange	2	(3)	13
Total	$(19)	$(83)	$(340)

(1)
 Includes $2 million for the Performance Polymers segment that was sold January 31, 2011 and is included in discontinued operations.  For more information, see Note 2, "Discontinued Operations and Assets Held for Sale."

The estimated net actuarial loss and prior service credit for the pension plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2011 are $55 million and $13 million, respectively.  The estimated net actuarial loss and prior service credit for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2011 are $16 million and $22 million, respectively.

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and non-U.S. defined benefit pension plans and U. S. postretirement welfare plans are provided in the following tables.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans			Postretirement Welfare Plans
	2010	2009	2008	2010	2009	2008

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	5.33%	5.73%	6.05%	5.33%	5.76%	6.08%
Rate of compensation increase	3.60%	3.53%	3.57%	3.50%	3.50%	3.50%
Health care cost trend
Initial				8.00%	8.00%	8.00%
Decreasing to ultimate trend of				5.00%	5.00%	5.00%
in year				2017	2016	2015

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2010	2009	2008	2010	2009	2008

Discount rate	5.73%	6.05%	6.03%	5.76%	6.08%	6.19%
Expected return on assets	8.25%	8.47%	8.54%	--	--	--
Rate of compensation increase	3.53%	3.57%	3.83%	3.50%	3.50%	3.75%
Health care cost trend
Initial				8.00%	8.00%	9.00%
Decreasing to ultimate trend of				5.00%	5.00%	5.00%
in year				2016	2015	2012

An 8 percent rate of increase in per capita cost of covered health care benefits is assumed for 2011.  The rate is assumed to decrease gradually to 5 percent for 2017 and remain at that level thereafter.  A 1 percent increase or decrease in health care cost trend would have had no material impact on the 2010 service and interest costs or the 2010 benefit obligation, because the Company's contributions for benefits are fixed.

The fair value of plan assets for the domestic pension plans at December 31, 2010 and 2009 was $925 million and $854 million, respectively, while the fair value of plan assets at December 31, 2010 and 2009 for non-U.S. pension plans was $253 million and $233 million, respectively.  At December 31, 2010 and 2009, the expected long-term rate of return on the U.S. pension plan assets was 8.75 percent, while the expected weighted-average long-term rate of return on non-U.S. pension plan assets was 6.40 percent and 6.41 percent at December 31, 2010 and 2009, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following charts reflect the fair value of the defined pension plans assets as of December 31, 2010 and 2009:

(Dollars in millions)		Fair Value Measurements at December 31, 2010
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$16	$16	$--	$--
Debt:
Fixed Income (US)	28	--	28	--
Fixed Income (International)	125	--	125	--
US Treasury Securities	32	--	32	--
Public Equity Funds:
Domestic	408	--	408	--
International	216	--	216	--
Private Equity, Real Estate Funds, and Other Alternative Investments	353	--	9	344
Total	$1,178	$16	$818	$344

(Dollars in millions)		Fair Value Measurements at December 31, 2009
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$18	$18	$--	$--
Debt:
Fixed Income (US)	26	--	26	--
Fixed Income (International)	123	--	123	--
US Treasury Securities	37	--	37	--
Public Equity Funds:
Domestic	359	--	359	--
International	210	--	210	--
Private Equity, Real Estate Funds, and Other Alternative Investments	314	--	10	304
Total	$1,087	$18	$765	$304

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

(Dollars in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity	Real Estate	Other Alternative Investments(1)	Total
Beginning balance at December 31, 2009	$107	$92	$105	$304
Distributions	(20)	(2)	(19)	(41)
Unrealized gains/(losses)	19	(9)	14	24
Purchases, contributions, and other	23	25	9	57
Ending balance at December 31, 2010	$129	$106	$109	$344

(1) Primarily consists of natural resource and energy related limited partnership investments.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The target allocation for the Company's U.S. pension plan for 2011 and the asset allocation at December 31, 2010 and 2009, by asset category, are as follows:

	Target Allocation	Plan Assets at December 31, 2010	Plan Assets at December 31, 2009
Asset category

Equity securities	59%	57%	58%
Debt securities	12%	8%	7%
Real estate	9%	11%	11%
Other investments(1)	20%	24%	24%
Total	100%	100%	100%

(1) Primarily consists of private equity and natural resource and energy related limited partnership investments.

The target allocation for the Company's non-U.S. pension plans for 2011 and the asset allocation at December 31, 2010 and 2009, by asset category, are as follows:

	Target Allocation	Plan Assets at December 31, 2010	Plan Assets at December 31, 2009
Asset category

Equity securities	33%	38%	33%
Debt securities	50%	49%	53%
Other investments(1)	17%	13%	14%
Total	100%	100%	100%

(1) Primarily consists of an annuity contract and alternative investments.

The Company's investment strategy for its defined benefit pension plans is to maximize long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits.  A periodic asset/liability study is conducted in order to assist in the determination and, if necessary, modification of the appropriate long-term investment policy for the plan.  The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges.  The plans use a number of investment approaches including equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation.  The U.S. plan also invests in private equity and other funds.  This investment process provides for a well diversified portfolio which results in a portfolio of investments with no significant concentration of risk.  This diversification is created through investment across various asset classes, geographies, fund managers and individual securities.  The investment process is monitored by an investment committee comprised of various senior executives from within Eastman.

The expected rate of return for the portfolio was determined by modeling the expected long-term rates of return for the categories of investments held by the plan and the targeted allocation percentage against a number of various potential economic scenarios.

The Company funded its U.S. defined benefit pension plan by $35 million in 2010 and $181 million in 2009.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Benefits expected to be paid from pension plans and benefits, net of participant contributions, expected to be paid for postretirement welfare obligations are as follows:

(Dollars in millions)	Pension Plans		Postretirement Welfare Plans
	U.S.	Non U.S.
2011	$206	$7	$45
2012	124	7	46
2013	130	7	47
2014	133	8	49
2015	133	8	51
2016-2020	623	50	279

14.	COMMITMENTS

Purchase Obligations and Lease Commitments

At December 31, 2010, the Company had various purchase obligations totaling approximately $1.0 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $86 million over a period of several years.  Of the total lease commitments, approximately 15 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities and land; and approximately 35 percent relate to railcars.  Rental expense, net of sublease income, was approximately $39 million, $33 million, and $41 million in 2010, 2009, and 2008, respectively.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Total

2011	$6	$--	$87	$266	$24	$383
2012	151	--	87	265	24	527
2013	--	--	81	239	13	333
2014	--	--	81	37	6	124
2015	250	--	82	36	4	372
2016 and beyond	1,197	--	528	118	15	1,858
Total	$1,604	$--	$946	$961	$86	$3,597

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization Program

Effective January 1, 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  Beginning for periods after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at December 31, 2010 reflects an increase in trade receivables, $200 million of which was transferred at December 31, 2009 under the securitization program and reduced cash flows from operating activities by that amount for 2010.  As a result of the adoption of this accounting guidance, any amounts drawn on this accounts receivable securitization program would now be reflected as secured borrowings and disclosed in Note 10, "Borrowings".  At December 31, 2009 and 2008 the accounts receivable securitization program was fully drawn.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.   Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it has agreed to guarantee a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2010 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

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

Variable Interest Entities

The revised accounting guidance on the consolidation of Variable Interest Entities ("VIEs") is effective for all VIEs or potential VIEs the Company is involved with on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under the new guidance and concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies."  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $40 million and $42 million at December 31, 2010 and 2009, respectively.

Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $10 million to the maximum of $27 million at December 31, 2010.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $30 million at December 31, 2010.

For additional information, refer to Note 25, "Reserve Rollforwards."

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2008, 2009, and 2010 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $

Balance at December 31, 2007	1	573	2,349	(28)	(813)	2,082

Net Earnings	--	--	346	--	--	346
Cash Dividends Declared (1)	--	--	(132)	--	--	(132)
Other Comprehensive Loss	--	--	--	(307)	--	(307)
Share-based Compensation Costs (2)	--	25	--	--	--	25
Stock Option Exercises	--	35	--	--	--	35
Other (3)	--	5	--	--	--	5
Stock Repurchases	--	--	--	--	(501)	(501)
Balance at December 31, 2008	1	638	2,563	(335)	(1,314)	1,553

Net Earnings	--	--	136	--	--	136
Cash Dividends Declared (1)	--	--	(128)	--	--	(128)
Other Comprehensive Loss	--	--	--	(50)	--	(50)
Share-based Compensation Costs (2)	--	19	--	--	--	19
Stock Option Exercises	--	7	--	--	--	7
Other (3)	--	(3)	--	--	--	(3)
Stock Repurchases	--	--	--	--	(21)	(21)
Balance at December 31, 2009	1	661	2,571	(385)	(1,335)	1,513

Net Earnings	--	--	438	--	--	438
Cash Dividends Declared (1)	--	--	(129)	--	--	(129)
Other Comprehensive Loss	--	--	--	(47)	--	(47)
Share-based Compensation Costs (2)	--	24	--	--	--	24
Stock Option Exercises	--	102	--	--	--	102
Other (3)	--	6	--	--	--	6
Stock Repurchases	--	--	--	--	(280)	(280)
Balance at December 31, 2010	1	793	2,880	(432)	(1,615)	1,627

(1)	Includes cash dividends paid and dividends declared, but unpaid.
(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(3)
Includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items.

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share.  The Company declared dividends of $1.79 in 2010 and $1.76 in both 2009 and 2008.

The Company established a benefit security trust in 1997 to provide a degree of financial security for unfunded obligations under certain plans and contributed to the trust a warrant to purchase up to 3 million shares of common stock of the Company for par value.  The warrant, which remains outstanding, is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under covered unfunded plans.  Such warrant is excluded from the computation of diluted earnings per share because the conditions upon which the warrant becomes exercisable have not been met.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The additions to paid-in capital for 2010, 2009, and 2008 are primarily the result of employee stock option exercises and compensation expense of equity awards.

In October 2007, the Board of Directors authorized $700 million for repurchase of the Company's outstanding common shares.  The Company completed the $700 million repurchase authorization in November 2010, acquiring a total of 11.2 million shares.  In August 2010, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2010, a total of 2.3 million shares have been repurchased under this authorization for a total amount of approximately $184 million.  During 2010, the Company repurchased 3.8 million shares of common stock for a cost of approximately $280 million.

The Company's charitable foundation held 76,398 shares of the Company's common stock at December 31, 2010 and 82,674 shares at December 31, 2009 and 2008 which are reflected in treasury stock.

For 2010, 2009, and 2008, the weighted average number of common shares outstanding used to compute basic earnings per share was 72.1 million, 72.5 million, and 75.2 million, respectively, and for diluted earnings per share was 73.9 million, 73.4 million, and 76.0 million, respectively, reflecting the effect of dilutive share-based equity awards outstanding.  Stock options excluded from the 2010, 2009, and 2008 calculation of diluted earnings per share were 243,150; 3,498,489; and 2,355,954, respectively, because the total market value of option exercises for these awards was less than the total cash proceeds that would be received from these exercises.

Shares of common stock issued (1)	2010	2009	2008

Balance at beginning of year	94,775,064	94,495,860	93,630,292
Issued for employee compensation and benefit plans	2,069,381	279,204	865,568
Balance at end of year	96,844,445	94,775,064	94,495,860

(1) Includes shares held in treasury.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

(Dollars in millions)	Cumulative Translation Adjustment $	Benefit Plans Unrecognized Losses and Prior Service Credits $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2008	60	(414)	20	(1)	(335)
Period change	17	(74)	7	--	(50)
Balance at December 31, 2009	77	(488)	27	(1)	(385)
Period change	2	(39)	(10)	--	(47)
Balance at December 31, 2010	79	(527)	17	(1)	(432)

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

Asset impairment and restructuring charges totaled $29 million during 2010, primarily related to severance and pension curtailment resulting from a voluntary separation program.  Asset impairment and restructuring charges totaled $196 million during 2009, consisting primarily of $179 million in asset impairments related to the discontinuance of the Beaumont, Texas industrial gasification project and $19 million, net, for severance resulting from a reduction in force.  Restructuring charges totaled $22 million during 2008.

(Dollars in millions)	2010	2009	2008
Fixed asset impairments	$--	$133	$--
Intangible asset and goodwill impairments	8	46	--
Severance charges	18	19	8
Site closure and restructuring charges	3	(2)	14
Total Eastman Chemical Company	$29	$196	$22

2010

During 2010, the Company recorded $29 million in asset impairment and restructuring charges, consisting primarily of severance, pension curtailment, and an intangible asset impairment.  Severance charges of $18 million included $15 million for the previously announced voluntary separation program in fourth quarter 2010 of approximately 175 employees and $3 million primarily for severance associated with the acquisition and integration of Genovique in second quarter 2010.  Restructuring charges of $2 million for pension curtailment also related to the previously announced voluntary separation program in fourth quarter 2010.  Due to an environmental regulatory change during fourth quarter 2010 impacting air emission credits remaining from the previously discontinued Beaumont, Texas gasification project, the Company recorded an intangible asset impairment of $8 million.

2009

During fourth quarter 2009, the Company discontinued the Beaumont, Texas industrial gasification project due to a number of factors, including high capital costs, the current and projected reduced spread between natural gas and oil and petroleum coke prices, and continued uncertainty regarding U.S. energy and environmental public policy.  As a result of this decision the Company recorded an asset impairment of $179 million in fourth quarter 2009, reducing the project's book value to $56 million for assets the Company expects to recover.  For the purpose of calculating an impairment, the fair value of these assets was determined using Level 2 and Level 3 inputs as defined in the fair value hierarchy.  Of the $56 million, $8 million related to certain environmental credits classified as a Level 2, using observable prices for similar assets, and $48 million related to land and tangible assets is classified as a Level 3, based on various inputs, including real estate appraisals and unobservable market information for similar assets based on management's experience, including the evaluation of assumptions that market participants would use in pricing similar assets. For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

In first quarter 2009, the Company announced a reduction in force of approximately 250 employees, resulting in restructuring charges of $19 million, net for related severance.

2008

During 2008, the Company recorded $22 million in restructuring charges.  These charges consist primarily of restructuring charges for severance and pension charges in the PCI segment resulting from the decision to close a previously impaired site in the United Kingdom.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the charges and changes in estimates described above, other asset impairments and restructuring charges, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2008	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2008

Noncash charges	$--	$2	$(2)	$--	$--
Severance costs	2	9	--	(7)	4
Site closure and restructuring costs	11	11	(8)	(8)	6
Total	$13	$22	$(10)	$(15)	$10

	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2009

Noncash charges	$--	$179	$(179)	$--	$--
Severance costs	4	19	--	(20)	3
Site closure and restructuring costs	6	(2)	2	--	6
Total	$10	$196	$(177)	$(20)	$9

	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2010

Noncash charges	$--	$8	$(8)	$--	$--
Severance costs	3	18	--	(6)	15
Site closure and restructuring costs	6	3	(3)	--	6
Total	$9	$29	$(11)	$(6)	$21

A majority of costs remaining for severance is expected to be applied to the reserves within one year.

During 2010, the Company accrued for approximately 225 employee separations.  As of the end of 2010, approximately 160 separations for the 2010 accrual were completed and all of the 2009 and 2008 separations were completed.  During 2009 and 2008, the Company accrued for approximately 250 and 40 employee separations, respectively.

19.	OTHER OPERATING INCOME

(Dollars in millions)	2010	2009	2008

Other operating income	$--	$--	$(16)

Other operating income for 2008 reflected a gain of $16 million from the sale of certain mineral rights at an operating manufacturing site.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

20.	OTHER CHARGES (INCOME), NET

(Dollars in millions)	2010	2009	2008

Foreign exchange transactions losses, net	$8	$5	$17
Investments (gains) losses, net	(1)	5	6
Other, net	5	3	(3)
Other charges (income), net	$12	$13	$20

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.

21.	SHARE-BASED COMPENSATION PLANS AND AWARDS

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

The Company is authorized by the Board of Directors under the 2007 Omnibus Plan and 2008 Directors' Subplan to provide grants to employees and non-employee members of the Board of Directors.  It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require payment by the issuance of common stock and to withhold or accept back shares awarded to cover the related income tax obligations of employee participants.  Shares of non-employee directors are not withheld or acquired for the withholding of their income taxes.  Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay for the exercise price of stock options in accordance with the terms and conditions of their awards.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For 2010, 2009, and 2008, total share-based compensation expense (before tax) of approximately $25 million, $20 million, and $21 million, respectively, was recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for all share-based awards of which approximately $5 million, $5 million, and $9 million, respectively, related to stock options.  The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for retirement-eligible employees.  For 2010, 2009, and 2008, approximately $3 million, $2 million and $2 million, respectively, of stock option compensation expense was recognized due to retirement eligibility preceding the requisite vesting period.

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

The weighted average assumptions used in the determination of fair value for stock options awarded in 2010, 2009, and 2008 are provided in the table below:

Assumptions	2010	2009	2008
Expected volatility rate	31.81%	31.69%	21.96%
Expected dividend yield	2.86%	4.84%	2.66%
Average risk-free interest rate	1.23%	2.47%	2.76%
Expected forfeiture rate	0.75%	0.75%	0.75%
Expected term years	5.20	5.20	5.00

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the Company's stock option awards for 2010, 2009, and 2008 are presented below:

	2010		2009		2008
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	4,341,400	$55	4,217,700	$54	4,481,300	$55
Granted	299,000	79	355,300	56	445,700	38
Exercised	(1,879,100)	54	(167,600)	41	(691,500)	51
Cancelled, forfeited, or expired	(8,400)	44	(64,000)	46	(17,800)	55
Outstanding at end of year	2,752,900	$58	4,341,400	$55	4,217,700	$54

Options exercisable at year-end	2,075,200		3,493,800		2,980,100

Available for grant at end of year	1,300,580		1,899,323		2,545,400

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/10	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/10	Weighted-Average Exercise Price
$30-$49	572,400	5.5	$39	430,600	$40
$50-$59	701,900	6.8	55	465,000	55
$60-$64	677,700	5.6	61	670,200	61
$65-$69	489,400	5.5	66	489,400	66
$70-$80	311,500	9.7	79	20,000	73
	2,752,900	6.3	$58	2,075,200	$57

The range of exercise prices of options outstanding at December 31, 2010 is approximately $30 to $80 per share.  The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2010 is $72 million and $57 million, respectively.  Intrinsic value is the amount by which the closing market price of the stock at December 31, 2010 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2010 is 5.4 years.

The weighted average fair value of options granted during 2010, 2009, and 2008 was $17.38, $10.48, and $6.59, respectively.   The total intrinsic value of options exercised during the years ended December 31, 2010, 2009, and 2008, was $41 million, $2 million, and $15 million, respectively.  Cash proceeds received by the Company from option exercises and the related tax benefit totals $102 million and $10 million, respectively for 2010, $7 million and $0.5 million, respectively, for 2009, and $35 million and $4 million, respectively, for 2008.  The total fair value of shares vested during the years ended December 31, 2010, 2009, and 2008 was $5 million, $8 million, and $11 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's nonvested options as of December 31, 2010 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2010	847,700	$9.31
Granted	299,000	17.38
Vested	(468,900)	9.64
Forfeited	--	--
Nonvested Options at December 31, 2010	677,800	$12.65

For options unvested at December 31, 2010, approximately $3 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has awarded long-term performance stock awards, restricted stock awards, and stock appreciation rights.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return.  The recognized compensation cost before tax for these other share-based awards in the years ended December 31, 2010, 2009, and 2008 is approximately $20 million, $15 million, and $12 million, respectively.  The unrecognized compensation expense before tax for these same type awards at December 31, 2010 is approximately $55 million and will be recognized primarily over a period of three years.

22.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

(Dollars in millions)	2010	2009	2008

Current assets	$(38)	$(2)	$113
Other assets	7	27	18
Current liabilities	46	(23)	10
Long-term liabilities and equity	6	5	21
Total	$21	$7	$162

The above changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, and value-added taxes.  The 2008 changes in current assets were primarily related to the monetization of interest rate, commodity, and foreign exchange hedges during 2008.  Monetizations in 2010 and 2009 were significantly less than in 2008.

Derivative financial instruments treated as hedges and related gains and losses are included in cash flows from operating activities.

Non-cash portion of losses from the Company's equity investments was $3 million, $5 million and $9 million for 2010, 2009, and 2008,  respectively.

(Dollars in millions)	2010	2009	2008

Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$116	$82	$96
Income taxes paid (refunded)	165	(71)	150

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

23.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in four reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, and the Specialty Plastics segment.

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

The Specialty Plastics segment's key products include engineering and specialty polymers, specialty film and sheet products, and packaging film and fiber products.  Included in these are highly specialized copolyesters, including Eastman TritanTM copolyester, and cellulosic plastics that possess unique performance properties for value-added end uses such as appliances, store fixtures and displays, building and construction, electronic packaging, medical packaging, personal care and cosmetics, performance films, tape and labels, fiber, photographic and optical film, graphic arts, and general packaging.

Research and development and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" operating losses.  The Company continues to explore and invest in research and development ("R&D") initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, environmentally-friendly chemistry, and process improvements, including one such initiative in the building and construction market.

In first quarter 2010, the Company transferred certain intermediates product lines from the discontinued Performance Polymers segment to the PCI segment to improve optimization of manufacturing assets supporting the three raw material streams that supply the Company's downstream businesses.  The revised segment composition reflects how management views and evaluates operations.  Accordingly, the amounts for sales, operating earnings, and assets have been adjusted to retrospectively apply these changes to all periods presented.

(Dollars in millions)	2010	2009	2008
Sales by Segment
CASPI	$1,574	$1,217	$1,524
Fibers	1,142	1,032	1,046
PCI	2,083	1,398	2,443
Specialty Plastics	1,043	749	923

Total Sales	$5,842	$4,396	$5,936

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2010	2009	2008
Operating Earnings (Loss)
CASPI (1)	$293	$221	$196
Fibers (2)	323	292	234
PCI (3)	224	41	143
Specialty Plastics (4)	88	9	30
Total Operating Earnings by Segment	928	563	603
Other (5)	(66)	(218)	(52)

Total Operating Earnings	$862	$345	$551

(1)
CASPI includes $6 million and $3 million in 2010 and 2009, respectively, in asset impairments and restructuring charges, net related to severance charges and $5 million in 2008 in other operating income related to the sale of certain mineral rights at an operating manufacturing site.

(2)	Fibers includes $3 million and $4 million in 2010 and 2009, respectively, in asset impairments and restructuring charges, net related to severance charges.
(3)
PCI includes $7 million, $6 million, and $22 million in 2010, 2009, and 2008, respectively, in asset impairments and restructuring charges, net, related to severance charges and the divestiture of manufacturing facilities outside the U.S., $5 million in 2008 in accelerated depreciation related to the scheduled shutdown of cracking units at the Longview, Texas facility, and other operating income of $9 million in 2008 related to the sale of certain mineral rights at an operating manufacturing site.

(4)
Specialty Plastics includes $5 million and $4 million in 2010 and 2009, respectively, in asset impairments and restructuring charges, net related to severance charges and $2 million in 2008 in other operating income related to the sale of certain mineral rights at an operating manufacturing site.

(5)
Other includes $8 million and $179 million in 2010 and 2009, respectively, in asset impairments and restructuring charges related to the discontinued industrial gasification project in Beaumont, Texas.

(Dollars in millions)	2010	2009	2008
Assets by Segment (1)
CASPI	$1,280	$1,113	$1,150
Fibers	874	726	750
Performance Polymers (2)	--	575	647
PCI	1,235	844	915
Specialty Plastics	1,017	910	818
Total Assets by Segment	4,406	4,168	4,280
Corporate Assets (3)	986	1,347	1,001
Assets Held for Sale (2)	594	--	--
Total Assets	$5,986	$5,515	$5,281

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.
(2)
The Performance Polymers assets have been classified as assets held for sale as of December 31, 2010, as a result of the definitive agreement with DAK Americas, LLC, to sell the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment in fourth quarter 2010.  For more information regarding assets held for sale, see Note 2, "Discontinued Operations and Assets Held for Sale" and Note 26 "Subsequent  Events. "

(3)	For more information regarding the impairment of Beaumont, Texas industrial gasification project, see Note 18 "Asset Impairments and Restructuring Charges, Net".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions)	2010	2009	2008
Depreciation Expense by Segment
CASPI	$56	$56	$50
Fibers	59	59	50
PCI (1)	60	57	53
Specialty Plastics	61	53	53
Total Depreciation Expense by Segment	236	225	206
Other	2	2	1

Total Depreciation Expense	$238	$227	$207

(1)
In the fourth quarter 2006, the Company made a strategic decision relating to the scheduled shutdown of cracking units at the Longview, Texas facility.  In 2008, accelerated depreciation costs resulting from this decision were $5 million in the PCI segment.

(Dollars in millions)	2010	2009	2008
Capital Expenditures by Segment
CASPI	$39	$42	$69
Fibers	39	29	87
PCI	61	49	126
Specialty Plastics	73	125	152
Total Capital Expenditures by Segment	212	245	434
Other (1)	31	65	200

Total Capital Expenditures	$243	$310	$634

(1)
Other includes $24 million, $27 million, and $126 million, for 2010, 2009, and 2008, respectively, of capital expenditures in the Performance Polymers segment which is now classified in assets held for sale.  For more information regarding assets held for sale, see Note 2, "Discontinued Operations and Assets Held for Sale."

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

(Dollars in millions)	2010	2009	2008
Geographic Information
Sales
United States	$2,826	$2,189	$3,218
All foreign countries	3,016	2,207	2,718
Total	$5,842	$4,396	$5,936

Long-Lived Assets, Net
United States (1)	$2,790	$2,789	$2,794
All foreign countries	429	321	404
Total	$3,219	$3,110	$3,198

(1)
The Performance Polymers assets have been classified as assets held for sale as of December 31, 2010, as a result of the definitive agreement with DAK Americas, LLC, to sell the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment in fourth quarter 2010.  For more information regarding assets held for sale, see Note 2, "Discontinued Operations and Assets Held for Sale" and Note 26 "Subsequent Events."

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

24.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010

Sales	$1,370	$1,502	$1,507	$1,463
Gross profit	317	384	422	351
Asset impairment and restructuring charges, net	--	3	--	26
Earnings from continuing operations	105	141	162	17
Earnings (loss) from discontinued operations, net of tax (1)	(4)	7	8	2
Net earnings	101	148	170	19

Earnings from continuing operations per share (2)
Basic	$1.45	$1.96	$2.26	$0.23
Diluted	$1.43	$1.92	$2.22	$0.23

Earnings (loss) from discontinued operations per share (1)(2)
Basic	$(0.06)	$0.09	$0.11	$0.02
Diluted	$(0.06)	$0.10	$0.11	$0.02

Net earnings per share (2)
Basic	$1.39	$2.05	$2.37	$0.25
Diluted	$1.37	$2.02	$2.33	$0.25

(1)
The Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.

(2)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009

Sales	$970	$1,069	$1,171	$1,186
Gross profit	177	237	318	300
Asset impairment and restructuring charges, net	22	(3)	--	177
Earnings (loss) from continuing operations	10	57	102	(15)
Earnings (loss) from discontinued operations, net of tax (1)	(8)	8	(1)	(17)
Net earnings (loss)	2	65	101	(32)

Earnings (loss) from continuing operations per share (2)
Basic	$0.14	$0.78	$1.41	$(0.21)
Diluted	$0.14	$0.78	$1.39	$(0.21)

Earnings (loss) from discontinued operations per share (1)(2)
Basic	$(0.11)	$0.11	$(0.01)	$(0.23)
Diluted	$(0.11)	$0.11	$(0.01)	$(0.23)

Net earnings (loss) per share (2)
Basic	$0.03	$0.89	$1.40	$(0.44)
Diluted	$0.03	$0.89	$1.38	$(0.44)

(1)
The Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.

(2)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2008	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2008
Reserve for:
Doubtful accounts and returns	$6	$6	$--	$4	$8
LIFO Inventory	510	15	--	--	525
Environmental contingencies	42	5	--	6	41
Deferred tax valuation allowance	146	(10)	--	5	131
	$704	$16	$--	$15	$705

	Balance at January 1, 2009	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2009
Reserve for:
Doubtful accounts and returns	$8	$3	$--	$1	$10
LIFO Inventory	525	(79)	--	--	446
Environmental contingencies	41	3	--	2	42
Deferred tax valuation allowance	131	--	--	43	88
	$705	$(73)	$--	$46	$586

	Balance at January 1, 2010	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2010
Reserve for:
Doubtful accounts and returns	$10	$(5)	$--	$(1)	$6
LIFO Inventory	446	44	--	--	490
Environmental contingencies	42	4	(4)	2	40
Deferred tax valuation allowance	88	--	--	40	48
	$586	$43	$(4)	$41	$584

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

26.	SUBSEQUENT EVENTS

On January 31, 2011, the Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment to DAK Americas, LLC. The total cash proceeds from the sale were $600 million, subject to post-closing adjustment for working capital.  The Company expects to recognize a modest gain from the sale in first quarter 2011.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2010, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2010 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANACE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2011 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company.  The Company has posted such Code of Ethics and Business Conduct on its Internet website (www.eastman.com) in the "Investors -- Corporate Governance" section.
ITEM 11.  EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2011 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders " as included and to be filed in the 2011 Proxy Statement is incorporated by reference herein in response to this Item.

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

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2010 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	2,752,900	(1)	$58	1,300,580	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	2,752,900		$58	1,300,580

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

(2) Shares of common stock available for future awards under the Company's 2007 Omnibus Long-Term Compensation Plan, including the 2008 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2011 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 4 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2011 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/ James P. Rogers
James P. Rogers
Chairman of the Board and Chief Executive Officer

Date:	February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ James P. Rogers	Chairman of the Board and	February 23, 2011
James P. Rogers	Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Senior Vice President and	February 23, 2011
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Controller and	February 23, 2011
Scott V. King	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS (other than Chairman, James P. Rogers, who signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 23, 2011
Humberto P. Alfonso

/s/ Gary E. Anderson	Director	February 23, 2011
Gary E. Anderson

/s/ Michael P. Connors	Director	February 23, 2011
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 23, 2011
Stephen R. Demeritt

/s/ Robert M. Hernandez	Director	February 23, 2011
Robert M. Hernandez

/s/ Renée J. Hornbaker	Director	February 23, 2011
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	February 23, 2011
Lewis M. Kling

/s/ Howard L. Lance	Director	February 23, 2011
Howard L. Lance

/s/ Thomas H. McLain	Director	February 23, 2011
Thomas H. McLain

/s/ David W. Raisbeck	Director	February 23, 2011
David W. Raisbeck

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by referenced to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	January 31, 2011 Letter Amendment to $200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, and July 7, 2010), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)	130

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.13	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.14	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

10.01*	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.02*	Form of Executive Change in Control Severance Agreements, as amended December 1, 2010	136

10.03*	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.04*	2002 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.05*	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix B to Eastman Chemical Company's 2002 Annual Meeting Proxy Statement)

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.10*	Amended Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.11*	Eastman Unit Performance Plan as amended and restated February 16, 2011	148

10.12*
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.13*
Employment Agreement between Eastman Chemical Company and Mark J. Costa dated May 4, 2006 (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) and amendment dated December 31, 2009 (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.14*
Forms of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.15*
Forms of Award Notice for Stock Options Granted to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.16*	1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.17*	2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.18*
Forms of Performance Share Awards to Executive Officers (2008 – 2010 Performance Period) (incorporated herein by reference to Exhibit 10.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.19*
Forms of Performance Share Awards to Executive Officers (2009 – 2011 Performance Period) (incorporated herein by reference to Exhibit 10.03 and 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.20*
Forms of Performance Share Awards to Executive Officers (2010 – 2012 Performance Period) (incorporated herein by reference to Exhibit 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.21*
2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.22*
2008 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.23*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2010 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 2, 2009)

10.24*
Forms of Restricted Stock Unit Awards to James P. Rogers, Mark J. Costa, and Ronald C. Lindsay (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.25*	Form of Restricted Stock Unit Award to Curtis E. Espeland (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.26*	Forms of Performance Share Awards to Executive Officers (2011 – 2013 Performance Period) (incorporated herein by reference to Exhibit 10.03 and 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.27*
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2011 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 1, 2010)

10.28*	Form of Restricted Stock Unit Awards to Executive Officers Michael H.K. Chung and Godefroy A.F.E. Motte	156

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	158

21.01	Subsidiaries of the Company	159

23.01	Consent of Independent Registered Public Accounting Firm	161

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2010	162

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2010	163

32.01	Section 1350 Certification by James P. Rogers, Chairman of the Board and Chief Executive Officer, for the year ended December 31, 2010	164

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2010	165

99.01	Presentation of Revised Financial Information	166

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Definition Linkbase Document (furnished, not filed)

101.DEF	XBRL Definition Linkbase Document (furnished, not filed)

* Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.