Form 10-Q
period 2011-03-31
EASTMAN CHEMICAL CO
filed 2011-05-03
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at March 31, 2011
Common Stock, par value $0.01 per share	71,079,347

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 41 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 40

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	37

1A.	Risk Factors	38

2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

6.	Exhibits	38

SIGNATURES

Signatures	39

EXHIBIT INDEX

Exhibit Index	40

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Three Months
(Dollars in millions, except per share amounts)	2011	2010

Sales	$1,758	$1,370
Cost of sales	1,325	1,053
Gross profit	433	317

Selling, general and administrative expenses	113	95
Research and development expenses	36	33
Operating earnings	284	189

Net interest expense	19	25
Other charges (income), net	(6)	7
Earnings from continuing operations before income taxes	271	157
Provision for income taxes from continuing operations	89	52
Earnings from continuing operations	182	105

Earnings (loss) from discontinued operations, net of tax	8	(4)
Gain from disposal of discontinued operations, net of tax	30	--
Net earnings	$220	$101

Basic earnings per share
Earnings from continuing operations	$2.57	$1.45
Earnings (loss) from discontinued operations	0.54	(0.06)
Basic earnings per share	$3.11	$1.39

Diluted earnings per share
Earnings from continuing operations	$2.52	$1.43
Earnings (loss) from discontinued operations	0.52	(0.06)
Diluted earnings per share	$3.04	$1.37

Comprehensive Income
Net earnings	$220	$101
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	25	(12)
Change in unrecognized losses and prior service credits for benefit plans	4	3
Change in unrealized gains (losses) on derivative instruments	(14)	6
Total other comprehensive income (loss), net of tax	15	(3)
Comprehensive income	$235	$98

Retained Earnings
Retained earnings at beginning of period	$2,880	$2,571
Net earnings	220	101
Cash dividends declared	(34)	(32)
Retained earnings at end of period	$3,066	$2,640

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$640	$516
Short-term time deposits	200	--
Trade receivables, net	777	545
Miscellaneous receivables	111	131
Inventories	675	608
Other current assets	31	30
Current assets held for sale	--	217
Total current assets	2,434	2,047

Properties
Properties and equipment at cost	8,010	7,908
Less: Accumulated depreciation	5,124	5,063
Properties and equipment held for sale, net	--	374
Net properties	2,886	3,219

Goodwill	378	375
Other noncurrent assets	311	322
Noncurrent assets held for sale	--	23
Total assets	$6,009	$5,986

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,048	$1,012
Borrowings due within one year	7	6
Current liabilities related to assets held for sale	--	52
Total current liabilities	1,055	1,070

Long-term borrowings	1,596	1,598
Deferred income tax liabilities	226	284
Post-employment obligations	1,182	1,274
Other long-term liabilities	133	130
Noncurrent liabilities related to assets held for sale	--	3
Total liabilities	4,192	4,359

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 98,016,092 and 96,844,445 for 2011 and 2010, respectively)	1	1
Additional paid-in capital	855	793
Retained earnings	3,066	2,880
Accumulated other comprehensive loss	(417)	(432)
	3,505	3,242
Less: Treasury stock at cost (26,996,753 shares for 2011 and 26,172,654 shares for 2010 )	1,688	1,615

Total stockholders' equity	1,817	1,627

Total liabilities and stockholders' equity	$6,009	$5,986

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2011	2010

Cash flows from operating activities
Net earnings	$220	$101

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	68	69
Gain on sale of assets	(52)	--
Provision (benefit) for deferred income taxes	(52)	16
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(229)	(414)
(Increase) decrease in inventories	(49)	(58)
Increase (decrease) in trade payables	8	94
Increase (decrease) in liabilities for employee benefits and incentive pay	(184)	(45)
Other items, net	124	12

Net cash used in operating activities	(146)	(225)

Cash flows from investing activities
Additions to properties and equipment	(97)	(31)
Proceeds from sale of assets and investments	617	4
Additions to short-term time deposits	(200)	--
Acquisitions and investments in joint ventures	--	(18)
Additions to capitalized software	(2)	(2)
Other items, net	(11)	--

Net cash provided by (used in) investing activities	307	(47)

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	1	2
Dividends paid to stockholders	(34)	(32)
Treasury stock purchases	(74)	(20)
Proceeds from stock option exercises and other items	70	12

Net cash used in financing activities	(37)	(38)

Effect of exchange rate changes on cash and cash equivalents	--	--

Net change in cash and cash equivalents	124	(310)

Cash and cash equivalents at beginning of period	516	793

Cash and cash equivalents at end of period	$640	$483

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company (the "Company" or "Eastman") in accordance and consistent with the accounting policies stated in the Company's 2010 Annual Report on Form 10-K and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and, of necessity, include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, revenues, and expenses of all majority-owned subsidiaries and joint ventures.  Eastman accounts for other joint ventures and investments where it exercises significant influence, but does not have control, on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

Effective January 1, 2010, the Company adopted amended accounting guidance on transfers of financial assets.  The impact of this guidance was prospective with changes in full year 2010 Statements of Consolidated Financial Position and first three months 2010 Unaudited Consolidated Statements of Cash Flows.  For additional information, refer to Notes 7, "Borrowings", and 10, "Commitments".

The Company held $200 million of short-term time deposits as of March 31, 2011.  These investments had staggered maturities between three and ten months at the investment date, which exceeded the 90 day threshold for classification as cash or cash equivalents.

2.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On January 31, 2011, the Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment for $615 million, subject to post-closing adjustments for working capital, and recognized a gain of approximately $30 million, net of tax.  The Company contracted with the buyer for transition services to supply certain raw materials and services for a period of less than one year.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment and therefore the segment operating results are presented as discontinued operations for all periods presented and are not included in results from continuing operations.  The assets and liabilities of this business were reclassified as assets held for sale as of December 31, 2010.

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For three months ended March 31,
(Dollars in millions)	2011	2010

Sales	$105	$194
Earnings (loss) before income taxes	15	(6)
Earnings (loss) from discontinued operations, net of tax	8	(4)
Gain from disposal of discontinued operations, net of tax	30	--

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2010 are summarized below:

December 31,
(Dollars in millions)	2010
Current assets
Trade receivables, net	$116
Inventories	101
Total current assets held for sale	217

Non-current assets
Properties and equipment, net	374
Goodwill	1
Other noncurrent assets	22
Total noncurrent assets held for sale	397

Total assets	$614

Current liabilities
Payables and other current liabilities	$52
Total current liabilities held for sale	52

Noncurrent liabilities
Other noncurrent liabilities	3
Total noncurrent liabilities	3

Total liabilities	$55

3.	ACQUISITIONS

Genovique Specialties Corporation
On April 30, 2010, Eastman completed the stock purchase of Genovique Specialties Corporation ("Genovique"), which was accounted for as a business combination.  The acquired business is a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition included Genovique's manufacturing operations in Kohtla-Järve, Estonia and Chestertown, Maryland and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers were a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  The acquisition added differentiated, sustainably-advantaged products to Eastman's Performance Chemicals and Intermediates ("PCI") segment and enhances the Company's diversification into emerging geographic regions.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets consisted of $44 million in established customer relationships, $14 million in trade names, and $1 million in developed technology.  The customer relationships and developed technology intangible assets have remaining useful lives of 16 and 7 years, respectively.  Trade names have been determined to have an indefinite life.  Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed, was attributed to the synergies between the acquired company and Eastman.

Korean Acetate Tow Facility
On March 22, 2010, Eastman Fibers Korea Limited ("EFKL") completed the purchase of the acetate tow facility in Ulsan, Korea from SK Chemicals Co., Ltd. ("SK"), which was accounted for as a business combination.  EFKL is a venture between the Company and SK, in which the Company has controlling ownership and operates the facility.  This acquisition established acetate tow manufacturing capacity for the Company in Asia and supports projected long term sales growth for acetate tow in the region.

The fair value of total consideration was $111 million, which was paid in installments beginning first quarter 2009 and completed second quarter 2010.  The Company has determined the final fair value of the acquired assets to be as follows: property, plant, and equipment of $101 million, inventory of $5 million, and technology of $5 million.

4.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2011	2010

At FIFO or average cost (approximates current cost)
Finished goods	$654	$611
Work in process	203	206
Raw materials and supplies	323	281
Total inventories	1,180	1,098
LIFO reserve	(505)	(490)
Total inventories	$675	$608

Inventories valued on the LIFO method were approximately 70 percent of total inventories as of March 31, 2011 and December 31, 2010, respectively.

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2011	2010

Trade creditors	$580	$569
Accrued payrolls, vacation, and variable-incentive compensation	82	166
Accrued taxes	123	44
Post-employment obligations	62	62
Interest payable	27	21
Other	174	150
Total payables and other current liabilities	$1,048	$1,012

The decrease in accrued payrolls, vacation, and variable-incentive compensation reflects the payout of 2010 variable-incentive compensation during first quarter 2011 and three months accrual at March 31, 2011compared to twelve months accrual at December 31, 2010.  Accrued taxes for first quarter 2011 included approximately $110 million for taxes on the sale of the PET business.  The current portion of post-employment obligations is an estimate of current year payments.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2011	2010

Provision for income taxes from continuing operations	$89	$52
Effective tax rate	33%	33%

The first quarter 2011 effective tax rate reflects the Company's expected full year tax rate on reported earnings from continuing operations before income tax of approximately 33 percent.

7.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2011	2010

Borrowings consisted of:
7% notes due 2012	$150	$151
3% debentures due 2015	250	250
6.30% notes due 2018	177	178
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
Credit facility borrowings	--	--
Other	7	6
Total borrowings	1,603	1,604
Borrowings due within one year	(7)	(6)
Long-term borrowings	$1,596	$1,598

At March 31, 2011, the Company had a $700 million revolving credit facility (the "Credit Facility") in two tranches, with $125 million expiring in April 2012 and $575 million expiring in April 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default including the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Credit Facility.  The Credit Facility provides liquidity support for general corporate purposes.

At March 31, 2011, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility") which expires in July 2011.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, as well as the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the A/R Facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Borrowings

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

	March 31, 2011		December 31, 2010
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,596	$1,661	$1,598	$1,688

8.	DERIVATIVES

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs, and interest rates.  The Company uses various derivative financial instruments when appropriate pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  For further information, see Note 12, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of March 31, 2011, the Company had no fair value hedges.  As of December 31, 2010, the Company had fair value hedges in the form of interest rate swaps with a total notional amount of $146 million.

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

As of March 31, 2011, the total notional amounts of the Company's foreign exchange forward and option contracts were €411 million (approximately $580 million equivalent) and ¥11.9 billion (approximately $145 million equivalent), and the total notional volume hedged for energy was approximately 3 million mmbtu (million british thermal units).  As of March 31, 2011, there were no hedges for feedstock.  Additionally, at March 31, 2011, the total notional value of the interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") was $300 million.

As of December 31, 2010, the total notional amounts of the Company's foreign exchange forward and option contracts were €354 million (approximately $475 million equivalent) and ¥12.8 billion (approximately $160 million equivalent), the total notional volume hedged for energy was approximately 4 million mmbtu, and the total notional volume hedged for feedstock was approximately 1 million barrels.  Additionally, at December 31, 2010, the total notional value of the forward starting interest rate swaps was $300 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.

The Company has determined that its derivative assets and liabilities are level 2 in the fair value hierarchy.  The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Statement of Financial Position.  The Company currently has no nonqualifying derivatives or derivatives that are not designated as hedges.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Assets	Statement of Financial Position Location	March 31, 2011	December 31, 2010
Fair Value Hedges
Interest rate swaps	Other noncurrent assets	$--	$2
Cash Flow Hedges
Commodity contracts	Other current assets	1	4
Foreign exchange contracts	Other current assets	13	23
Foreign exchange contracts	Other noncurrent assets	6	12
Forward starting interest rate swap contracts	Other current assets	5	4
		$25	$45

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Liabilities	Statement of Financial Position Location	March 31, 2011	December 31, 2010
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$--	$2
Foreign exchange contracts	Payables and other current liabilities	15	6
Foreign exchange contracts	Other long-term liabilities	10	9
		$25	$17

The fair value of the Company's derivative assets is based on estimates using standard pricing models.  These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates.  The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party.  In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models.  Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry only a minimal risk of nonperformance.

Derivatives' Hedging Relationships

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	March 31, 2011	March 31, 2010		March 31, 2011	March 31, 2010
Commodity contracts	$2	$(4)	Cost of sales	$--	$5
Foreign exchange contracts	(16)	10	Sales	1	9
	$(14)	$6		$1	$14

For three months ended March 31, 2011 and March 31, 2010, there was no material ineffectiveness with regard to the Company's qualifying hedges.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Hedging Summary

At March 31, 2011 and 2010, monetized positions and mark-to-market gains from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $3 million and $33 million, respectively.  If realized, approximately $4 million in gains in first quarter 2011 will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in 2011 or 2010.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings.  The Company recognized approximately $4 million net loss and $3 million net gain on nonqualifying derivatives during first quarter 2011 and 2010, respectively.

9.	RETIREMENT PLANS

Eastman offers various postretirement benefits to its employees.

DEFINED BENFIT PENSION PLANS AND POSTRETIRMENT WELFARE PLANS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost were as follows:

	Pension Plans		Postretirement Welfare Plans
	First Quarter		First Quarter
(Dollars in millions)	2011	2010	2011	2010

Components of net periodic benefit cost:
Service cost	$12	$11	$2	$3
Interest cost	21	21	11	11
Expected return on assets	(27)	(27)	(1)	(1)
Curtailment gain (1)	--	--	(5)	--
Amortization of:
Prior service credit	(3)	(4)	(5)	(6)
Actuarial loss	13	11	4	3
Net periodic benefit cost	$16	$12	$6	$10

(1)
Includes $5 million gain for the Performance Polymers segment that was sold January 31, 2011 and is included in discontinued operations.  For more information, see Note 2, "Discontinued Operations and Assets Held for Sale."

The Company contributed $100 million to its U.S. defined benefit pension plan in first quarter 2011 and none in first quarter 2010.

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At March 31, 2011, the Company had various purchase obligations totaling approximately $1.6 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $82 million over a period of several years.  Of the total lease commitments, approximately 15 percent relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relates to real property, including office space, storage facilities, and land; and approximately 35 percent relates to railcars.

Accounts Receivable Securitization Program

Effective January 1, 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  Beginning for periods after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at December 30, 2010 reflects an increase in trade receivables, $200 million of which was transferred at December 31, 2009 under the securitization program and reduced cash flows from operating activities by that amount for first three months 2010.  As a result of the adoption of this accounting guidance, any amounts drawn on this accounts receivable securitization program would now be reflected as secured borrowings and disclosed in Note 7, "Borrowings".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at March 31, 2011 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in the second half of 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of material payments pursuant to such guarantees is remote.

Variable Interest Entities

The accounting guidance on the consolidation of Variable Interest Entities ("VIEs") is effective for all VIEs or potential VIEs with which the Company is involved on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under the new guidance and concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

11.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $35 million and $40 million at March 31, 2011 and December 31, 2010, respectively.

Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $9 million to the maximum of $26 million at March 31, 2011, and from the minimum or best estimate of $10 million to the maximum of $27 million at December 31, 2010.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs are $26 million and $30 million at March 31, 2011 and December 31, 2010, respectively.

The Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011.  As a result, $3 million in asset retirement obligation costs were divested.

12.	LEGAL MATTERS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2011 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2010	1	793	2,880	(432)	(1,615)	1,627

Net Earnings	--	--	220	--	--	220
Cash Dividends Declared (1)	--	--	(34)	--	--	(34)
Other Comprehensive Income (Loss)	--	--	--	15	--	15
Share-Based Compensation Expense (2)	--	6	--	--	--	6
Stock Option Exercises	--	50	--	--	--	50
Other (3)	--	6	--	--	1	7
Stock Repurchases	--	--	--	--	(74)	(74)
Balance at March 31, 2011	1	855	3,066	(417)	(1,688)	1,817

(1)	Includes cash dividends declared, but unpaid.
(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(3)
Includes tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Losses and Prior Service Credits for Benefit Plans $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2009	77	(488)	27	(1)	(385)
Period change	2	(39)	(10)	--	(47)
Balance at December 31, 2010	79	(527)	17	(1)	(432)
Period change	25	4	(14)	--	15
Balance at March 31, 2011	104	(523)	3	(1)	(417)

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

14.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2011	2010

Shares used for earnings per share calculation (in millions):
Basic	70.7	72.2
Diluted	72.3	73.3

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In first quarter 2011 and 2010, common shares underlying options to purchase 80,900 shares of common stock and 1,902,310 shares of common stock, respectively, were excluded from the computation of diluted earnings per share, because the total market value of option exercises for these awards was less than the total proceeds that would be received for these exercises.  First quarter 2011 reflects 840,172 shares repurchased in the quarter.  First quarter 2010 reflects 340,000 shares repurchased in the quarter.

The Company declared cash dividends of $0.47 per share in first quarter 2011 and $0.44 per share in first quarter 2010.

15.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES, NET

There were no asset impairments or restructuring charges in first quarter 2011 or 2010, respectively.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2010 and first three months 2011:

(Dollars in millions)	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2010

Non-cash charges	$--	$8	$(8)	$--	$--
Severance costs	3	18	--	(6)	15
Site closure and other restructuring costs	6	3	(3)	--	6
Total	$9	$29	$(11)	$(6)	$21

	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2011

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	15	--	--	(3)	12
Site closure and other restructuring costs	6	--	--	--	6
Total	$21	$--	$--	$(3)	$18

16.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In first quarter 2011 and 2010, approximately $7 million and $5 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expenses in the Unaudited Consolidated Statements of Earnings for all share-based awards.  The impact on first quarter 2011 and 2010 net earnings of approximately $4 million and $3 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

Additional information regarding share-based compensation plans and awards may be found in Note 21, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

(Dollars in millions)	First Three Months
	2011	2010

Current assets	$13	$1
Other assets	24	(2)
Current liabilities	90	14
Long-term liabilities	(3)	(1)
Total	$124	$12

The above changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, value-added taxes, and other miscellaneous accruals.  The increase in current liabilities during first quarter 2011 was primarily due to an increase in accrued income taxes on the sale of the PET business.

18.	SEGMENT INFORMATION

The Company's products and operations are managed and reported in four reportable operating segments, consisting of the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the PCI segment, and the Specialty Plastics segment.  For additional information concerning the Company's segments' businesses and products, see Note 23, "Segment Information", to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.

Research and development and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" operating losses.

	First Quarter
(Dollars in millions)	2011	2010
Sales
CASPI	$467	$373
Fibers	290	267
PCI	694	482
Specialty Plastics	307	248

Total Sales	$1,758	$1,370

	First Quarter
(Dollars in millions)	2011	2010
Operating Earnings (Loss)
CASPI	$98	$65
Fibers	81	78
PCI	88	35
Specialty Plastics	30	19
Total Operating Earnings by Segment	297	197
Other	(13)	(8)

Total Operating Earnings	$284	$189

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2011	2010
Assets by Segment (1)
CASPI	$1,394	$1,280
Fibers	900	874
PCI	1,328	1,235
Specialty Plastics	1,112	1,017
Total Assets by Segment	4,734	4,406
Corporate Assets	1,275	986
Assets Held for Sale (2)	--	594
Total Assets	$6,009	$5,986

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.
(2)
The Performance Polymers assets were classified as assets held for sale as of December 31, 2010, as a result of the definitive agreement with DAK Americas, LLC, to sell the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment in fourth quarter 2010.  For more information regarding assets held for sale, see Note 2, "Discontinued Operations and Assets Held for Sale".

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2010 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q.  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

The Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under GAAP.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2010 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results.  These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

PRESENTATION OF NON-GAAP FINANCIAL MEASURES

This Management's Discussion and Analysis includes the following non-GAAP financial measure and an accompanying reconciliation to the most directly comparable GAAP financial measure.  The non-GAAP financial measure used by the Company may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance or liquidity prepared in accordance with GAAP.

•	Cash used in operating activities excluding the impact of adoption of amended accounting guidance for transfers of financial assets.

In first quarter 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  For periods beginning after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at December 31, 2010 reflects an increase in trade receivable of $200 million, the amount transferred at December 31, 2009 under the securitization program, which reduced cash flows from operating activities by that amount for first quarter 2010.

Management believes that cash provided by and used in operating activities should be considered both with and without the impact of adoption of amended accounting guidance for transfers of financial assets.  Management utilizes this measure to evaluate its cash flows and cash position and in determining certain performance-based compensation.  This measure, excluding the identified item, is not recognized in accordance with GAAP and should not be viewed as an alternative to the GAAP measures of performance.

OVERVIEW

The Company generated sales revenue of $1.8 billion and $1.4 billion in first quarter 2011 and 2010, respectively, due to higher sales volume and higher selling prices.  The higher sales volume was attributed to strengthened end-use demand primarily in the packaging, transportation, and other markets, the positive impact of growth initiatives, and the restart of a previously idled cracking unit at the Longview, Texas facility.  The growth initiatives included increased utilization of the Korean acetate tow manufacturing facility and the Eastman TritanTM copolyester resin manufacturing facility, and the acquisition of the Genovique Specialties Corporation ("Genovique") plasticizer product lines.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings were $284 million in first quarter 2011 compared with $189 million in first quarter 2010.  The increase was due to higher selling prices and higher sales volume more than offsetting higher raw material and energy costs.  In first quarter 2010, operating earnings included $12 million from acetyl license revenue and a negative impact of approximately $20 million from the outage at the Longview, Texas manufacturing facility, primarily reflected in the Performance Chemicals and Intermediates ("PCI") and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.

The Company used $146 million in cash from operating activities during first three months 2011, including a $100 million contribution to the U.S. defined benefit pension plan.  Working capital increased by $270 million due to increased sales revenue.  The Company used $225 million in cash from operating activities during the first three months of 2010 including a $200 million increase in working capital resulting from the adoption of amended accounting guidance for transfers of financial assets which impacted the financial statement presentation for activity under the Company’s accounts receivable securitization program.

In 2011 the Company made progress on its growth initiatives by:

•	entering into a joint venture in China for a 30,000-ton acetate tow manufacturing facility, expected to be operational in 2013;
•
beginning construction of a demonstration facility for market testing of acetylated wood, which is expected to be producing chemically-modified wood in fourth quarter 2011, allowing for a market launch beginning in 2012 to several test markets; and

•	announcing two new technologies: Eastman CerfisTM technology and EastmanTM microfiber technology.

For additional information on acetylated wood, Eastman CerfisTM technology, and EastmanTM microfiber technology, see "Summary by Operating Segment" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

On January 31, 2011, the Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment for $615 million, subject to post-closing adjustments for working capital, and recognized a gain of approximately $30 million, net of tax.  The Company contracted with the buyer for transition services to supply certain raw materials and services for a period of less than one year.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment and therefore the segment operating results are presented as discontinued operations for all periods presented and are not included in results from continuing operations.  The assets and liabilities of this business were reclassified as assets held for sale as of December 31, 2010.  The sale is not expected to impact product lines in the Specialty Plastics segment.

RESULTS OF OPERATIONS

	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2011	2010	Change

Sales	$1,758	$1,370	28%	17%	13%	(1) %	(1) %

Sales revenue in first quarter 2011 compared to first quarter 2010 increased $388 million due to higher sales volume (particularly in the PCI segment) and higher selling prices in all segments.  The higher sales volume was attributed to strengthened end-use demand primarily in the packaging, transportation, and other markets, the positive impact of growth initiatives, and the restart of a previously idled cracking unit at the Longview, Texas facility.  The growth initiatives included increased utilization of the Korean acetate tow manufacturing facility and the Eastman TritanTM copolyester resin manufacturing facility, and the acquisition of the Genovique plasticizer product lines.  The sales revenue increase was also due to higher selling prices in response to higher raw material and energy costs and was also attributed to strengthened demand, particularly in the U.S., and tight industry supply.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Quarter
(Dollars in millions)	2011	2010	Change

Gross Profit	$433	$317	37%
As a percentage of sales	25%	23%

Gross profit in first quarter 2011 increased compared to first quarter 2010 in all segments.  The increase was due to higher selling prices and higher sales volume more than offsetting higher raw material and energy costs.  First quarter 2010 gross profit included $12 million from acetyl license revenue and a negative impact of approximately $20 million from the outage at the Texas manufacturing facility, primarily reflected in the PCI and CASPI segments.

	First Quarter
(Dollars in millions)	2011	2010	Change

Selling, General and Administrative Expenses	$113	$95	19%
Research and Development Expenses	36	33	9%
	$149	$128	16%
As a percentage of sales	8%	9%

Selling, general and administrative expenses in first quarter 2011 were higher compared to first quarter 2010 primarily due to increased compensation expense and higher costs of growth and business development initiatives.

Research and development ("R&D") expenses were higher in first quarter 2011 compared to first quarter 2010 primarily due to higher R&D expenses for growth initiatives, including acetylated wood.

Operating Earnings
	First Quarter
(Dollars in millions)	2011	2010	Change

Operating earnings	$284	$189	50%

Net Interest Expense
	First Quarter
(Dollars in millions)	2011	2010	Change

Gross interest costs	$23	$27
Less: Capitalized interest	2	1
Interest expense	21	26	(19) %
Interest income	2	1
Net interest expense	$19	$25	(24) %

Net interest expense decreased $6 million first quarter 2011 compared to first quarter 2010 primarily due to lower borrowing costs resulting from the debt restructuring completed in fourth quarter 2010.

For 2011, the Company expects net interest expense to decrease compared with 2010 primarily due to lower borrowing costs resulting from the debt restructuring completed during fourth quarter 2010 and higher capitalized interest resulting from higher capital spending.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Charges (Income), Net

	First Quarter
(Dollars in millions)	2011	2010

Foreign exchange transactions losses (gains), net	$(1)	$3
Investment losses (gains), net	(6)	1
Other, net	1	3
Other charges (income), net	$(6)	$7

First quarter 2011 investment gains included gains from equity investments and joint ventures and sales of business venture investments.

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2011	2010

Provision for income taxes from continuing operations	$89	$52
Effective tax rate	33%	33%

The first quarter 2011 effective tax rate reflects the Company's expected full year tax rate on reported earnings from continuing operations before income tax of approximately 33 percent.

Earnings from Continuing Operations and Diluted Earnings per Share

	First Quarter
(Dollars in millions, except diluted EPS)	2011		2010
	$	EPS	$	EPS

Earnings from continuing operations	$182	$2.52	$105	$1.43

Net Earnings and Diluted Earnings per Share

	First Quarter
(Dollars in millions, except diluted EPS)	2011		2010
	$	EPS	$	EPS

Earnings from continuing operations	$182	$2.52	$105	$1.43
Earnings (loss) from discontinued operations, net of tax	8	0.11	(4)	(0.06)
Gain from disposal of discontinued operations, net of tax	30	0.41	--	--
Net earnings	$220	$3.04	$101	$1.37

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are managed and reported in four reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, and the Specialty Plastics segment.  For additional information concerning the Company's operating businesses and products, see Note 23, "Segment Information" to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" sales revenue and operating losses when applicable.  For more information, refer to Note 18, "Segment Information" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company continues to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency with a focus on high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  The Company recently announced several innovation projects that are in various stages of development.  One such project is the Company’s process technology for wood acetylation, which chemically modifies wood to increase dimensional stability and durability and improve performance.  This new technology leverages the Company's integrated manufacturing streams to enable new market opportunities in sustainable products.  The Company is also developing Eastman Cerfis™ technology for wood finishing, which uses proprietary copolyesters and technology to extrusion coat solid or engineered woods, and Eastman™ microfibers technology, which leverages polymers and applications technology expertise in high purity air filtration, liquid filtration, and energy storage media.

CASPI Segment
	First Quarter
			Change
(Dollars in millions)	2011	2010	$	%

Sales	$467	$373	$94	25%
Volume effect			44	12%
Price effect			56	15%
Product mix effect			(2)	(1) %
Exchange rate effect			(4)	(1) %

Operating earnings	98	65	33	51%

Sales revenue increased in first quarter 2011 compared to first quarter 2010 due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs and also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume was attributed primarily to strengthened end-use demand in the transportation, industrial, and packaging markets, particularly in the U.S.

Operating earnings increased in first quarter 2011 compared to first quarter 2010 primarily due to higher selling prices, higher sales volume, and the increased benefits from cracking propane to produce low-cost propylene, which more than offset higher raw material and energy costs.  First quarter 2010 included approximately $8 million in charges from the outage at the Company's Texas manufacturing facility.

The Company is expanding capacity for its specialty hydrocarbon resins through an additional expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which is expected to be operational in the second half of 2011, an additional debottleneck of the hydrogenated hydrocarbon facility in Longview, Texas, which was operational in first quarter 2011, and an expansion of the pure monomer and hydrogenated resins production capacity in Jefferson, Pennsylvania, which is expected to be operational in 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	First Quarter
			Change
(Dollars in millions)	2011	2010	$	%

Sales	$290	$267	$23	8%
Volume effect			17	6%
Price effect			5	2%
Product mix effect			2	-- %
Exchange rate effect			(1)	-- %

Operating earnings	81	78	3	4%

Sales revenue increased in first quarter 2011 compared to first quarter 2010 primarily due to higher sales volume.  The higher sales volume was primarily due to increased utilization of the recently completed Korean acetate tow manufacturing facility.

Operating earnings increased in first quarter 2011 compared to first quarter 2010 primarily due to higher sales volume partially offset by higher raw material and energy costs.

The Company has entered into a joint venture for a 30,000-ton acetate tow manufacturing facility in China.  The facility is expected to be operational in 2013.  Eastman will have 45 percent ownership of the joint venture and will provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

PCI Segment
	First Quarter
			Change
(Dollars in millions)	2011	2010	$	%

Sales	$694	$482	$212	44%
Volume effect			157	32%
Price effect			77	16%
Product mix effect			(20)	(4) %
Exchange rate effect			(2)	-- %

Operating earnings	88	35	53	>100%

Sales revenue increased in first quarter 2011 compared to first quarter 2010 due to higher sales volume and higher selling prices.  The higher sales volume was primarily due to the restart of a previously idled cracking unit at the Longview, Texas facility and growth in plasticizer product lines, which include the acquired Genovique plasticizer product lines, and was particularly in the U.S. and Europe.  The increased selling prices were in response to higher raw material and energy costs and also attributed to strengthened demand in the U.S. and tight industry supply, particularly for olefin-derivative product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings in first quarter 2011 increased compared to first quarter 2010.  The increase was primarily due to higher selling prices, higher sales volume, and the increased benefits from cracking propane to produce low-cost propylene, which more than offset higher raw material and energy costs.  Operating earnings in first quarter 2010 included $12 million from acetyl license revenue and were negatively impacted approximately $10 million by the outage at the Company's Texas manufacturing facility.

The Company is increasing capacity to produce its largest oxo aldehyde chemical, 2-ethyl hexanol ("2-EH"), which is expected to be operational in 2012.  End markets for 2-EH include building and construction, transportation, medical, and consumer and industrial.  The Company both sells 2-EH to external markets and uses it internally in its plasticizers production.

Specialty Plastics Segment
	First Quarter
			Change
(Dollars in millions)	2011	2010	$	%

Sales	$307	$248	$59	24%
Volume effect			21	9%
Price effect			35	14%
Product mix effect			5	2%
Exchange rate effect			(2)	(1) %

Operating earnings	30	19	11	58%

Sales revenue increased first quarter 2011 compared to first quarter 2010 primarily due to higher selling prices and higher sales volume.  Selling prices increased in response to higher raw material and energy costs, particularly for paraxylene.  The increase in sales volume was attributed to strengthened end-use demand for specialty packaging and consumer and durable goods, and the positive impact of growth initiatives for core copolyesters and Eastman TritanTM copolyester product lines.

Operating earnings increased first quarter 2011 compared to first quarter 2010 due to higher sales volume and increased capacity utilization, particularly for the new Eastman Tritan™ copolyester resin manufacturing facility, which led to lower unit costs, and increased selling prices partially offset by higher raw material and energy costs.

Raw material costs for paraxylene significantly increased in first quarter 2011 with a peak anticipated in second quarter 2011.  These increased costs are expected to negatively impact the segment's second quarter operating earnings.

The monomer manufacturing facility and the first Eastman TritanTM copolyester resin manufacturing facility in Kingsport, Tennessee commenced production in first quarter 2010. The Company is adding another 30,000 metric tons of resin capacity for TritanTM, which is expected to be operational in early 2012.  The Company is also expanding its capacity for cyclohexane dimethanol, a monomer used in the manufacture of copolyester, by approximately 25 percent and expects the capacity to be operational in two phases in mid-2011 and in 2012, and is expanding its cellulose triacetate capacity by approximately 70 percent, with the new capacity expected to be operational in second quarter 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	First Quarter
(Dollars in millions)	2011	2010	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$918	$691	33%	22%	13%	(2) %	-- %
Asia Pacific	397	334	19%	7%	10%	1%	1%
Europe, Middle East, and Africa	355	276	29%	20%	13%	-- %	(4) %
Latin America	88	69	28%	17%	15%	(4) %	-- %
	$1,758	$1,370	28%	17%	13%	(1) %	(1) %

Sales revenue in the United States and Canada increased in first quarter 2011 compared to first quarter 2010 due to higher sales volumes, particularly in the PCI segment, and higher selling prices in all segments except the Fibers segment.

Sales revenue in Asia Pacific increased in first quarter 2011 compared to first quarter 2010 primarily due to higher selling prices and higher sales volume in all segments.  Asia Pacific sales volume increased less than that in the other regions primarily because most of the PCI segment's sales volume increase was outside this region.

Sales revenue in Europe, Middle East, and Africa increased in first quarter 2011 compared to first quarter 2010 due to higher sales volume, particularly in the PCI and Specialty Plastics segments, and higher selling prices, particularly in the CASPI segment.

Sales revenue in Latin America increased in first quarter 2011 compared to first quarter 2010 primarily due to higher sales volume and higher selling prices, particularly in the PCI and CASPI segments.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 12, "Derivatives", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2010 Annual Report on Form 10-K and "Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

Net Change in Cash and Cash Equivalents

	First Three Months
(Dollars in millions)	2011	2010

Net cash provided by (used in)
Operating activities	$(146)	$(225)
Investing activities	307	(47)
Financing activities	(37)	(38)
Net change in cash and cash equivalents	$124	$(310)

Free Cash Flow
	First Three Months
(Dollars in millions)	2011	2010

Net cash used in operating activities	$(146)	$(225)
Impact of adoption of amended accounting guidance (1)	--	200
Net cash used in operating activities excluding item	(146)	(25)

Additions to properties and equipment	(97)	(31)
Dividends paid to stockholders	(34)	(32)

Free Cash Flow	$(277)	$(88)

(1)	First three months 2010 cash from operating activities reflected the adoption of amended accounting guidance for transfers of financial assets which resulted in $200 million of receivables, which were previously accounted for as sold and removed from the balance sheet when transferred under the accounts receivable securitization program, being included on the first quarter balance sheet as trade receivables, net. This increase in receivables reduced cash from operations by $200 million in first quarter 2010.

The Company used $146 million in cash from operating activities during first three months 2011, including a $100 million contribution to the U.S. defined benefit pension plan, which is reflected as a reduction in "Post-employment obligations" on the Consolidated Statement of Financial Position.  Working capital increased by $270 million primarily due to increased sales revenue.  Other items, net, of $124 million in first quarter 2011 consists primarily of accrued taxes that will be paid during 2011.  The Company used $25 million in cash from operating activities during the first three months of 2010 excluding a $200 million increase in working capital resulting from the adoption of amended accounting guidance for transfers of financial assets which impacted the financial statement presentation for activity under the Company's accounts receivable securitization program.

Cash provided by investing activities was $307 million in first quarter 2011 compared to $47 million used in investing activities in first quarter 2010.  First quarter 2011 included the receipt of $615 million from the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of the Performance Polymers segment.  Also, in first quarter 2011 the Company invested $200 million in short-term time deposits having staggered maturities between three and ten months at the investment date and had capital expenditures of $97 million.  First quarter 2010 included a payment for the acquisition of the Korean acetate tow facility and capital expenditures of $31 million.

Cash used in financing activities totaled $37 million in first quarter 2011 compared to $38 million used in financing activities in first quarter 2010.  Share repurchases in first quarter 2011 were $74 million compared to $20 million in first quarter 2010.  The payment of dividends is also reflected in financing activities in all periods.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects free cash flow (cash from operating activities less capital expenditures and dividends, excluding the tax payments on the sale of the PET business of the Performance Polymers segment) in 2011 of approximately $200 million, assuming capital expenditures of approximately $450 million and U.S. defined benefit pension plan funding of $100 million which was contributed in first quarter 2011.  The priorities for uses of available cash in 2011 are payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives and joint ventures and acquisitions) and defined benefit pension plans, and repurchasing shares.

Liquidity

The Company had cash and cash equivalents and short-term time deposits at March 31, 2011 and December 31, 2010 as follows:

	March 31,	December 31,
(Dollars in millions)	2011	2010
Cash and cash equivalents	$640	$516
Short-term time deposits	200	--

Total cash and cash equivalents and short-term time deposits	$840	$516

In addition, at March 31, 2011, the Company had access to the sources of liquidity described below.

The Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in April 2012 and $575 million expiring in April 2013.  The Company expects to renew or replace the Credit Facility on similar terms before the end of second quarter 2012.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Credit Facility.  The Credit Facility provides liquidity support for general corporate purposes.

The Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility") which expires in July 2011.  The Company expects to renew or replace the A/R Facility on similar terms.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At March 31, 2011, the Company had no outstanding borrowings under the A/R Facility.

For more information regarding interest rates, refer to Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In first quarter 2011, the Company made a $100 million contribution to its U.S. defined benefit pension plan.  In 2010, the Company made $35 million in contributions to its U.S. defined benefit pension plan.

Cash flows from operations, cash and cash equivalents, short-term time deposits, and the other sources of liquidity described above are expected to be available and sufficient to meet foreseeable cash flow requirements.  However, the Company's cash flows from operations can be affected by numerous factors including risks associated with global operations, raw material availability and cost, demand for and pricing of Eastman's products, capacity utilization, and other factors described under "Forward-Looking Statements and Risk Factors" below.  The Company believes maintaining a financial profile consistent with an investment grade company is important to its long term strategic and financial flexibility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $97 million and $31 million in first quarter 2011 and 2010, respectively.  The higher expenditures in first three months 2011 were primarily due to capital spending on organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.  The lower expenditures in first three months 2010 were due to the deferral of discretionary capital spending in response to the global recession.  The Company expects that 2011 capital spending will be approximately $450 million for required maintenance, organic growth initiatives, and environmental infrastructure.

Other Commitments

At March 31, 2011, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 20 years.  Other borrowings, related primarily to credit facility borrowings, totaled $7 million.

The Company had various purchase obligations at March 31, 2011 totaling approximately $1.6 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at March 31, 2011 totaling approximately $1.3 billion primarily related to pension, retiree medical, and other post-employment obligations.

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2011	$--	$7	$70	$208	$21	$111	$417
2012	150	--	87	267	20	51	575
2013	--	--	81	242	14	53	390
2014	--	--	81	129	6	55	271
2015	250	--	81	129	4	56	520
2016 and beyond	1,196	--	528	583	17	968	3,292
Total	$1,596	$7	$928	$1,558	$82	$1,294	$5,465

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The accounting guidance on consolidation of Variable Interest Entities ("VIEs") is effective for all VIEs or potential VIEs with which the Company is involved on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under this new guidance and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

Guarantees and claims also arise during the ordinary course of business from relationships with suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  These potential claims include actions based upon intellectual property and environmental matters, and other indemnifications.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims.  However, while the ultimate liabilities resulting from such claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the Company's consolidated financial position or liquidity.

Treasury Stock

In August 2010, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2011, a total of 3.1 million shares have been repurchased for a total amount of approximately $259 million.  During first quarter 2011, the Company repurchased 840,172 shares of common stock for a cost of approximately $74 million.

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.

Dividends

The Company declared cash dividends of $0.47 per share in first quarter 2011 and $0.44 per share in first quarter 2010.

2011 OUTLOOK

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

The Company expects capital spending to be approximately $450 million for required maintenance, organic growth initiatives, and environmental infrastructure.

The Company expects approximately $200 million of free cash flow (operating cash flow less capital expenditures and dividends, excluding the tax payments on the sale of the PET business of the Performance Polymers segment).

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Based upon the foregoing expectations and expectations for continued global economic recovery, demand, and inflation; sales volumes and prices; and raw material and energy costs (including especially for propane and propylene), the Company expects full year 2011 earnings per diluted share from continuing operations to be slightly higher than $9 per share.

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

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal estimates and analyses of current market conditions and trends, management plans and strategies, economic conditions and other factors.  These plans and expectations and the underlying assumptions are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  Actual results could differ materially from expectations expressed in any forward-looking statement if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized.  In addition to the factors described elsewhere in this Quarterly Report on Form 10-Q, the following are the most significant known factors that could cause the Company's actual results to differ materially from those in any such forward-looking statement.  Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2010 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2011, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during first quarter 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - 31, 2011	515,426	$86.11	515,109	$71
February 1 - 28, 2011	310,000	$92.38	310,000	$343
March 1 - 31, 2011	15,063	$89.97	15,063	$341
Total	840,489	$88.49	840,172

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

(3)
In August 2010, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2011, a total of 3.1 million shares have been repurchased under this authorization for a total amount of approximately $259 million.  During first quarter, 2011, the Company repurchased 840,172 shares of common stock for a cost of approximately $74 million.  For additional information, see Note 13, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  In February 2011, the Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  The February 2011 authorization is in addition to the remaining amount available under the August 2010 repurchase authorization.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 40.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: May 3, 2011	By:	/s/Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

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

4.10
$200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, July 7, 2010, and January 31, 2011), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

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

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.13	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.14	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	42

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended March 31, 2011	43

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2011	44

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended March 31, 2011	45

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2011	46

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Presentation Linkbase Document (furnished, not filed)

101.DEF	XBRL Definition Linkbase Document (furnished, not filed)