Form 10-Q
period 2011-06-30
EASTMAN CHEMICAL CO
filed 2011-08-02
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at June 30, 2011
Common Stock, par value $0.01 per share	70,200,484

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 48 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 47

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	44

1A.	Risk Factors	44

2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

6.	Exhibits	45

SIGNATURES

Signatures	46

EXHIBIT INDEX

Exhibit Index	47

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2011	2010	2011	2010

Sales	$1,885	$1,502	$3,643	$2,872
Cost of sales	1,422	1,118	2,747	2,171
Gross profit	463	384	896	701

Selling, general and administrative expenses	121	102	234	197
Research and development expenses	39	33	75	66
Asset impairments and restructuring charges (gains), net	(15)	3	(15)	3
Operating earnings	318	246	602	435

Net interest expense	18	25	37	50
Other charges (income), net	(6)	7	(12)	14
Earnings from continuing operations before income taxes	306	214	577	371
Provision for income taxes from continuing operations	96	73	185	125
Earnings from continuing operations	210	141	392	246

Earnings from discontinued operations, net of tax	--	7	8	3
Gain from disposal of discontinued operations, net of tax	1	--	31	--
Net earnings	$211	$148	$431	$249

Basic earnings per share
Earnings from continuing operations	$2.97	$1.96	$5.55	$3.40
Earnings from discontinued operations	0.01	0.09	0.54	0.04
Basic earnings per share	$2.98	$2.05	$6.09	$3.44

Diluted earnings per share
Earnings from continuing operations	$2.90	$1.92	$5.40	$3.35
Earnings from discontinued operations	0.01	0.10	0.54	0.03
Diluted earnings per share	$2.91	$2.02	$5.94	$3.38

Comprehensive Income
Net earnings	$211	$148	$431	$249
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	11	(9)	36	(21)
Change in unrecognized losses and prior service credits for benefit plans	2	6	6	9
Change in unrealized (losses) gains on derivative instruments	(19)	2	(33)	8
Total other comprehensive income (loss), net of tax	(6)	(1)	9	(4)
Comprehensive income	$205	$147	$440	$245

Retained Earnings
Retained earnings at beginning of period	$3,066	$2,640	2,880	2,571
Net earnings	211	148	431	249
Cash dividends declared	(33)	(32)	(67)	(64)
Retained earnings at end of period	$3,244	$2,756	3,244	2,756

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$634	$516
Short-term time deposits	200	--
Trade receivables, net	769	545
Miscellaneous receivables	115	131
Inventories	748	608
Other current assets	42	30
Current assets held for sale	--	217
Total current assets	2,508	2,047

Properties
Properties and equipment at cost	8,125	7,908
Less: Accumulated depreciation	5,206	5,063
Properties and equipment held for sale, net	--	374
Net properties	2,919	3,219

Goodwill	379	375
Other noncurrent assets	308	322
Noncurrent assets held for sale	--	23
Total assets	$6,114	$5,986

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,037	$1,012
Borrowings due within one year	155	6
Current liabilities related to assets held for sale	--	52
Total current liabilities	1,192	1,070

Long-term borrowings	1,446	1,598
Deferred income tax liabilities	245	284
Post-employment obligations	1,192	1,274
Other long-term liabilities	132	130
Noncurrent liabilities related to assets held for sale	--	3
Total liabilities	4,207	4,359

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 98,146,968 and 96,844,445 for 2011 and 2010, respectively)	1	1
Additional paid-in capital	876	793
Retained earnings	3,244	2,880
Accumulated other comprehensive loss	(423)	(432)
	3,698	3,242
Less: Treasury stock at cost (28,006,492 shares for 2011 and 26,172,654 shares for 2010 )	1,791	1,615

Total stockholders' equity	1,907	1,627

Total liabilities and stockholders' equity	$6,114	$5,986

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2011	2010

Cash flows from operating activities
Net earnings	$431	$249

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	135	139
Gain on sale of assets	(70)	--
Provision (benefit) for deferred income taxes	(32)	12
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(212)	(433)
(Increase) decrease in inventories	(121)	(90)
Increase (decrease) in trade payables	70	90
Increase (decrease) in liabilities for employee benefits and incentive pay	(139)	(10)
Other items, net	(1)	24

Net cash provided by (used in) operating activities	61	(19)

Cash flows from investing activities
Additions to properties and equipment	(206)	(76)
Proceeds from sale of assets and investments	644	11
Acquisitions and investments in joint ventures	--	(189)
Additions to short-term time deposits	(200)	--
Additions to capitalized software	(5)	(3)
Other items, net	(6)	--

Net cash provided by (used in) investing activities	227	(257)

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	1	1
Repayment of borrowings	(2)	--
Dividends paid to stockholders	(67)	(64)
Treasury stock purchases	(177)	(53)
Proceeds from stock option exercises and other items	75	33

Net cash used in financing activities	(170)	(83)

Effect of exchange rate changes on cash and cash equivalents	--	1

Net change in cash and cash equivalents	118	(358)

Cash and cash equivalents at beginning of period	516	793

Cash and cash equivalents at end of period	$634	$435

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Effective January 1, 2010, the Company adopted amended accounting guidance on transfers of financial assets.  The impact of this guidance was prospective with changes in full year 2010 Statements of Consolidated Financial Position and first six months 2010 Unaudited Consolidated Statements of Cash Flows.  For additional information, refer to Notes 7, "Borrowings", and 10, "Commitments".

The Company held $200 million of short-term time deposits as of June 30, 2011.  These investments had staggered maturities between three and ten months at the investment date, which exceeded the 90 day threshold for classification as cash or cash equivalents.

2.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On January 31, 2011, the Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment for $615 million, subject to post-closing adjustments for working capital, and recognized a gain of approximately $30 million, net of tax.  The Company contracted with the buyer for transition services to supply certain raw materials and services for a period of less than one year.  Transition supply agreement revenues of approximately $175 million, relating to raw materials, were more than offset by costs and reported net in cost of sales.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment and therefore the segment operating results are presented as discontinued operations for all periods presented and are not included in results from continuing operations.  The assets and liabilities of this business were reclassified as assets held for sale as of December 31, 2010.

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	Second Quarter		First Six Months
(Dollars in millions)	2011	2010	2011	2010

Sales	$--	$222	$105	$416
Earnings before income taxes	--	10	15	4
Earnings from discontinued operations, net of tax	--	7	8	3
Gain from disposal of discontinued operations, net of tax	1	--	31	--

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2010 are summarized below:

December 31,
(Dollars in millions)	2010
Current assets
Trade receivables, net	$116
Inventories	101
Total current assets held for sale	217

Non-current assets
Properties and equipment, net	374
Goodwill	1
Other noncurrent assets	22
Total noncurrent assets held for sale	397

Total assets	$614

Current liabilities
Payables and other current liabilities	$52
Total current liabilities held for sale	52

Noncurrent liabilities
Other noncurrent liabilities	3
Total noncurrent liabilities	3

Total liabilities	$55

3.	ACQUISITIONS

Sterling Chemicals Inc.
On June 22, 2011, the Company entered into a definitive merger agreement to acquire Sterling Chemicals, Inc., a single site North American petrochemical producer, for $100 million in cash, subject to modest deductions at closing as provided in the merger agreement.  The transaction, which is subject to customary conditions to closing, is expected to be completed in third quarter 2011.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Acquired intangible assets consisted of $44 million in established customer relationships, $14 million in trademarks, and $1 million in developed technology.  The customer relationships and developed technology intangible assets have remaining useful lives of 16 and 7 years, respectively.  Trademarks have been determined to have an indefinite life.  Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed, was attributed to the synergies between the acquired company and Eastman.

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

4.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2011	2010

At FIFO or average cost (approximates current cost)
Finished goods	$707	$611
Work in process	223	206
Raw materials and supplies	359	281
Total inventories	1,289	1,098
LIFO Reserve	(541)	(490)
Total inventories	$748	$608

Inventories valued on the LIFO method were approximately 70 percent of total inventories as of both June 30, 2011 and December 31, 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2011	2010

Trade creditors	$646	$569
Accrued payrolls, vacation, and variable-incentive compensation	102	166
Accrued taxes	41	44
Post-employment obligations	62	62
Interest payable	27	21
Other	159	150
Total payables and other current liabilities	$1,037	$1,012

The current portion of post-employment obligations is an estimate of current year payments.

6.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2011	2010	2011	2010

Provision for income taxes	$96	$73	$185	$125
Effective tax rate	31%	34%	32%	33%

The second quarter and first six months 2011 effective tax rates include a $6 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.  The Company expects the full year tax rate on reported earnings from continuing operations before income tax to be approximately 33 percent.

7.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2011	2010

Borrowings consisted of:
7% notes due 2012	$150	$151
3% debentures due 2015	250	250
6.30% notes due 2018	177	178
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
Credit facility borrowings	--	--
Other	5	6
Total borrowings	1,601	1,604
Borrowings due within one year	(155)	(6)
Long-term borrowings	$1,446	$1,598

The increase in borrowings due within one year was primarily a result of reclassification of the 7% notes due in 2012 from long-term to short-term.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2011, the Company had a $700 million revolving credit facility (the "Credit Facility") in two tranches, with $125 million expiring in April 2012 and $575 million expiring in April 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default including the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Credit Facility.  The Credit Facility provides liquidity support for general corporate purposes.

At June 30, 2011, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2011.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, as well as the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the A/R Facility.

Fair Value of Borrowings

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

	June 30, 2011		December 31, 2010
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,446	$1,543	$1,598	$1,688

8.	DERIVATIVES

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of June 30, 2011, the Company had no fair value hedges.  As of December 31, 2010, the Company had fair value hedges in the form of interest rate swaps with a total notional amount of $146 million.

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

As of June 30, 2011, the total notional amounts of the Company's foreign exchange forward and option contracts were €617 million (approximately $885 million equivalent) and ¥13.4 billion (approximately $170 million equivalent), the total notional volume hedged for energy was approximately 2 million mmbtu (million british thermal units), and the total notional volume hedged for feedstock was approximately 1 million barrels.  Additionally, at June 30, 2011, the total notional value of the interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") was $300 million.

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

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Assets	Statement of Financial Position Location	June 30, 2011	December 31, 2010
Fair Value Hedges
Interest rate swaps	Other noncurrent assets	$--	$2
Cash Flow Hedges
Commodity contracts	Other current assets	1	4
Foreign exchange contracts	Other current assets	10	23
Foreign exchange contracts	Other noncurrent assets	4	12
Forward starting interest rate swap contracts	Other current assets	--	4
		$15	$45

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Liabilities	Statement of Financial Position Location	June 30, 2011	December 31, 2010
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$1	$2
Foreign exchange contracts	Payables and other current liabilities	21	6
Foreign exchange contracts	Other long-term liabilities	13	9
Forward starting interest rate swap contracts	Payables and other current liabilities	6	--
		$41	$17

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Derivatives' Hedging Relationships

Second Quarter

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)			Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2011	June 30, 2010	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	June 30, 2011	June 30, 2010
Commodity contracts	$(3)	$(8)	Cost of sales	$5	$(1)
Foreign exchange contracts	(9)	13	Sales	(4)	14
Forward starting interest rate swap contracts	(7)	(3)
	$(19)	$2		$1	$13

First Six Months

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)			Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2011	June 30, 2010	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	June 30, 2011	June 30, 2010
Commodity contracts	$(1)	$(12)	Cost of sales	$5	$4
Foreign exchange contracts	(25)	23	Sales	(3)	23
Forward starting interest rate swap contracts	(7)	(3)
	$(33)	$8		$2	$27

For six months ended June 30, 2011 and June 30, 2010, there was no material ineffectiveness with regard to the Company's qualifying hedges.

Hedging Summary

At June 30, 2011 and 2010, monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled approximately $25 million in losses and $57 million in gains, respectively.  If realized, approximately $11 million in losses in second quarter 2011 will be reclassified into earnings during the next 12 months.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in 2011 or 2010.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies.  The Company recognized approximately $1 million net loss and $12 million net gain on nonqualifying derivatives during second quarter 2011 and 2010, respectively.  The Company recognized approximately $5 million net loss and $15 million net gain on nonqualifying derivatives during first six months 2011 and 2010, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	RETIREMENT PLANS

Eastman offers various postretirement benefits to its employees.

DEFINED BENFIT PENSION PLANS AND POSTRETIREMENT WELFARE PLANS

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

Components of net periodic benefit cost were as follows:
	Second Quarter				First Six Months
	Pension Plans		Postretirement Welfare Plans		Pension Plans		Postretirement Welfare Plans
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$11	$11	$2	$2	$23	$22	$4	$5
Interest cost	21	21	11	11	42	42	22	22
Expected return on assets	(27)	(26)	--	--	(54)	(53)	(1)	(1)
Curtailment gain (1)	--	--	--	--	--	--	(5)	--
Amortization of:
Prior service credit	(4)	(4)	(5)	(6)	(7)	(8)	(10)	(12)
Actuarial loss	14	11	3	3	27	22	7	6
Net periodic benefit cost	$15	$13	$11	$10	$31	$25	$17	$20

(1)
Includes $5 million gain for the Performance Polymers segment that was sold January 31, 2011 and is included in discontinued operations.  For more information, see Note 2, "Discontinued Operations and Assets Held for Sale."

The Company contributed $100 million to its U.S. defined benefit pension plan in first six months 2011 and made no contributions in first six months 2010.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	COMMITMENTS

Purchasing Obligations and Lease Commitments

At June 30, 2011, the Company had various purchase obligations totaling approximately $1.5 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $95 million over a period of several years.  Of the total lease commitments, approximately 20 percent relates to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relates to real property, including office space, storage facilities and land; and approximately 30 percent relates to railcars.

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

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at June 30, 2011 totaled $160 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $11 million, $139 million, and $10 million will expire in the second half of 2011, 2012, and 2014 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

11.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $34 million and $40 million at June 30, 2011 and December 31, 2010, respectively.

Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $9 million to the maximum of $26 million at June 30, 2011, and from the minimum or best estimate of $10 million to the maximum of $27 million at December 31, 2010.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs are $25 million and $30 million at June 30, 2011 and December 31, 2010, respectively.

The Company completed the sale of the PET business on January 31, 2011.  As a result, $3 million in asset retirement obligation costs were divested.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2011 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2010	1	793	2,880	(432)	(1,615)	1,627

Net Earnings	--	--	431	--	--	431
Cash Dividends Declared (1)	--	--	(67)	--	--	(67)
Other Comprehensive Income (Loss)	--	--	--	9	--	9
Share-Based Compensation Expense (2)	--	18	--	--	--	18
Stock Option Exercises	--	57	--	--	--	57
Other (3)	--	8	--	--	1	9
Stock Repurchases	--	--	--	--	(177)	(177)
Balance at June 30, 2011	1	876	3,244	(423)	(1,791)	1,907

(1)	Includes cash dividends declared, but unpaid.
(2)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(3)
Includes tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Losses and Prior Service Credits for Benefit Plans $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2009	77	(488)	27	(1)	(385)
Period change	2	(39)	(10)	--	(47)
Balance at December 31, 2010	79	(527)	17	(1)	(432)
Period change	36	6	(33)	--	9
Balance at June 30, 2011	115	(521)	(16)	(1)	(423)

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

14.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2011	2010	2011	2010

Shares used for earnings per share calculation (in millions):
Basic	70.7	72.3	70.7	72.3
Diluted	72.5	73.5	72.5	73.5

In second quarter and first six months 2011, there were no outstanding options to purchase shares of common stock excluded from the computation of diluted earnings per share.  Second quarter and first six months 2011 reflect the impact of share repurchases of 1.8 million shares.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company declared cash dividends of $0.47 and $0.44 per share in second quarter 2011 and 2010, respectively and $0.94 and $0.88 per share in first six months 2011 and 2010, respectively.

15.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

In second quarter and first six months 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

In second quarter and first six months 2010, there were $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2010 and first six months 2011:

(Dollars in millions)	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2010

Non-cash charges	$--	$8	$(8)	$--	$--
Severance costs	3	18	--	(6)	15
Site closure and other restructuring costs	6	3	(3)	--	6
Total	$9	$29	$(11)	$(6)	$21

	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2011

Non-cash charges	$--	$(15)	$15	$--	$--
Severance costs	15	--	--	(5)	10
Site closure and other restructuring costs	6	--	--	--	6
Total	$21	$(15)	$15	$(5)	$16

16.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In second quarter 2011 and 2010, approximately $12 million and $5 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on second quarter 2011 and 2010 net earnings of approximately $8 million and $3 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2011 and 2010, $19 million and $10 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first six months 2011 and 2010 net earnings of $12 million and $6 million, respectively, is net of deferred tax expense related to share-based award compensation.

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

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

(Dollars in millions)	First Six Months
	2011	2010

Current assets	$10	$7
Other assets	28	(8)
Current liabilities	(34)	11
Long-term liabilities and equity	(5)	14
Total	$(1)	$24

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

Research and development and other expenses and asset impairments and restructuring charges (gains), net, not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in the tables below as "other" operating earnings (loss).

	Second Quarter
(Dollars in millions)	2011	2010
Sales
CASPI	$491	$416
Fibers	331	274
PCI	729	541
Specialty Plastics	334	271

Total Sales	$1,885	$1,502

	First Six Months
(Dollars in millions)	2011	2010
Sales
CASPI	$958	$789
Fibers	621	541
PCI	1,423	1,023
Specialty Plastics	641	519

Total Sales	$3,643	2,872

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2011	2010
Operating Earnings (Loss)
CASPI	$99	$92
Fibers	93	81
PCI (1)	88	68
Specialty Plastics	37	21
Total Operating Earnings by Segment	317	262
Other (2)	1	(16)

Total Operating Earnings	$318	$246

(1)
Second quarter 2010 includes restructuring charges of $3 million, primarily for severance in the PCI segment.  See Note 15, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

(2)
Second quarter 2011 includes a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  See Note 15, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

	First Six Months
(Dollars in millions)	2011	2010
Operating Earnings (Loss)
CASPI	$197	$157
Fibers	174	159
PCI (1)	176	103
Specialty Plastics	67	40
Total Operating Earnings by Segment	614	459
Other (2)	(12)	(24)

Total Operating Earnings	$602	$435

(1)
First six months 2010 includes restructuring charges of $3 million, primarily for severance in the PCI segment.  See Note 15, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

(2)
First six months 2011 includes a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  See Note 15, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

	June 30,	December 31,
(Dollars in millions)	2011	2010
Assets by Segment (1)
CASPI	$1,404	$1,280
Fibers	914	874
PCI	1,339	1,235
Specialty Plastics	1,180	1,017
Total Assets by Segment	4,837	4,406
Corporate Assets	1,277	966
Assets Held for Sale (2)	--	614
Total Assets	$6,114	$5,986

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.
(2)	For information regarding assets held for sale, see Note 2, "Discontinued Operations and Assets Held for Sale".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to fair value measurements and disclosures with the purpose of converging the fair value measurement and disclosure guidance issued by the FASB and the International Accounting Standards Board (“IASB”).  The guidance is effective for reporting periods beginning after December 15, 2011.  The guidance includes amendments that clarify the intent of the application of existing fair value measurement requirements along with amendments that change a particular principle or requirement for fair value measurements and disclosures.  The Company has concluded that the new guidance will not have a material impact on its Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, Consolidated Statements of Financial Position, or related disclosures.

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income.  The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation.  It is effective for reporting periods beginning after December 15, 2011.  The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented.  The Company plans on adopting this guidance for reporting periods beginning after December 15, 2011 and is currently assessing the impact on financial statement presentation of adopting this guidance.

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

On January 31, 2011, the Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment for $615 million, subject to post-closing adjustments for working capital, and recognized a gain of approximately $30 million, net of tax.  The Company contracted with the buyer for transition services to supply certain raw materials and services for a period of less than one year.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with U.S. GAAP.  The assets and liabilities of this business were reclassified as assets held for sale as of December 31, 2010.  The sale is not expected to impact product lines in the Specialty Plastics segment.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

•
Company and segment operating earnings, Company earnings from continuing operations, and diluted earnings per share excluding the asset impairments and restructuring charges (gains), net, described below; and

•
Cash flows from operating activities excluding the impact of adoption of amended accounting guidance for transfers of financial assets and the impact of tax payment for the gain on the sale of the PET business, described below.

In second quarter 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

In second quarter 2011, cash flows included the use of $55 million of a total anticipated $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For evaluation and analysis of ongoing business results and of the impact on the Company and its segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, Eastman's management believes that Company and segment earnings should be considered both with and without asset impairments and restructuring charges (gains), net.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without these items.  In addition, management believes that cash provided by and used in operating activities should be considered both with and without the impact of adoption of amended accounting guidance for transfers of financial assets and tax payments for the gain on the sale of the PET business.  Management utilizes these measures to evaluate its cash flows and cash position and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as an alternatives to the GAAP measures of performance.

OVERVIEW

The Company generated sales revenue of $1.9 billion and $1.5 billion in second quarter 2011 and 2010, respectively.  The increase in sales revenue was due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume was primarily due to growth in plasticizer product lines, increased demand for acetyl chemicals, the fourth quarter 2010 restart of a previously idled olefin cracking unit at the Longview, Texas facility, and strengthened end-use demand primarily in the packaging, transportation, and durable goods markets.

The Company generated sales revenue of $3.6 billion and $2.9 billion in first six months 2011 and 2010, respectively.  Sales revenue increases were due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume was primarily due to growth in plasticizer product lines, the fourth quarter 2010 restart of a previously idled olefin cracking unit at the Longview, Texas facility, and strengthened end-use demand primarily in the packaging and transportation markets.  The increase was also due to growth initiatives including the increased utilization of the Korean acetate tow manufacturing facility and the Eastman TritanTM copolyester resin manufacturing facility, and the acquisition of the Genovique plasticizer product lines.

Operating earnings were $318 million in second quarter 2011 compared with $246 million in second quarter 2010 and $602 million in first six months 2011 compared with $435 million in first six months 2010.  Operating earnings included a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project in second quarter and first six months 2011 and restructuring charges of $3 million in second quarter and first six months 2010.  Excluding these items, the increase in both comparable periods was due to higher selling prices and higher sales volume more than offsetting higher raw material and energy costs.  In first six months 2010, operating earnings included the cumulative negative impact of approximately $25 million related to the outage at the Longview, Texas manufacturing facility, net of insurance proceeds from partial settlement primarily reflected in the Performance Chemicals and Intermediates ("PCI") and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  First six months 2010 operating earnings also included $12 million from acetyl license revenue.

The Company generated $61 million of cash from operating activities during first six months 2011, after a $100 million contribution to the U.S. defined benefit pension plan and $55 million of a total anticipated $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.  Working capital increased by $263 million primarily due to increased accounts receivable attributed to increased sales revenue and increased inventory resulting from increased raw material prices.  The Company used $19 million cash from operating activities during the first six months of 2010 including a $200 million increase in working capital resulting from the adoption of amended accounting guidance for transfers of financial assets which impacted the financial statement presentation for activity under the Company’s accounts receivable securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the first half of 2011 the Company has made progress on its growth initiatives by:

•	entering into a joint venture in China for a 30,000-ton acetate tow manufacturing facility, expected to be operational in 2013;
•
constructing a demonstration facility for market testing of acetylated wood, which is expected to be producing chemically-modified wood in fourth quarter 2011, allowing for a market launch beginning in 2012 to several test markets;

•	commencing commericial introduction of the new Eastman CerfisTM technology;
•	announcing the new EastmanTM microfiber technology; and
•
entering into a definitive merger agreement to acquire Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers, and acetic acid.

For additional information on acetylated wood, Eastman CerfisTM technology, and EastmanTM microfiber technology, see "Summary by Operating Segment" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company expects costs related to shutdowns in the second half of 2011 to be approximately $25 million higher compared with the first half of 2011.  These shutdowns include the planned and unplanned shutdowns of two of the three Texas olefin cracking units, and planned shutdowns of the Kingsport coal gasification facility and of Specialty Plastics manufacturing capacity to make new capacity expansions operational.

RESULTS OF OPERATIONS
	Second Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2011	2010	Change

Sales	$1,885	$1,502	26%	9%	14%	2%	1%

	First Six Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2011	2010	Change

Sales	$3,643	$2,872	27%	13%	14%	-- %	-- %

Sales revenue in second quarter 2011 compared to second quarter 2010 increased $383 million.  The increase was primarily due to higher selling prices in all segments and higher sales volume (particularly in the PCI segment).  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume was primarily due to growth in plasticizer product lines, increased demand for acetyl chemicals, the fourth quarter 2010 restart of a previously idled olefins cracking unit at the Longview, Texas facility, and strengthened end-use demand in the packaging, transportation, and durable goods markets.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in first six months 2011 compared to first six months 2010 increased $771 million.  The increase was primarily due to higher selling prices in all segments and higher sales volume (particularly in the PCI segment).  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume was primarily due to growth in plasticizer product lines, the fourth quarter 2010 restart of a previously idled olefins cracking unit at the Longview, Texas facility, and strengthened end-use demand primarily in the packaging and transportation markets.  The increase was also due to growth initiatives including the increased utilization of the Korean acetate tow manufacturing facility and the Eastman TritanTM copolyester resin manufacturing facility, and the acquisition of the Genovique plasticizer product lines.

	Second Quarter			First Six Months
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Gross Profit	$463	$384	21%	$896	$701	28%
As a percentage of sales	25%	26%		25%	24%

Gross profit in second quarter and first six months 2011 increased compared to second quarter and first six months 2010 in all segments.  The increase in both comparable periods was due to higher selling prices and higher sales volume more than offsetting higher raw material and energy costs.  In first six months 2010, gross profit included the cumulative negative impact of approximately $25 million related to the outage at the Texas manufacturing facility, net of the insurance proceeds from partial settlement primarily reflected in the PCI and CASPI segments.  First six months 2010 gross profit also included $12 million from acetyl license revenue.

	Second Quarter			First Six Months
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Selling, General and Administrative Expenses	$121	$102	19%	$234	$197	19%
Research and Development Expenses	39	33	18%	75	66	14%
	$160	$135	19%	$309	$263	17%
As a percentage of sales	8%	9%		8%	9%

Selling, general and administrative ("SG&A") expenses in second quarter and first six months 2011 were higher compared to second quarter and first six months 2010 primarily due to increased compensation expense, primarily performance-based compensation, and higher costs of growth and business development initiatives.

Research and development ("R&D") expenses were higher in second quarter and first six months 2011 compared to second quarter and first six months 2010 primarily due to higher R&D expenses for growth initiatives, including acetylated wood.

Asset Impairments and Restructuring Charges (Gains), Net

In second quarter and first six months 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

In second quarter and first six months 2010, there were $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique.

For more information regarding asset impairments and restructuring charges (gains), net see the segment discussions and Note 15, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating Earnings
	Second Quarter			First Six Months
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Operating earnings	$318	$246	29%	$602	$435	38%
Asset impairments and restructuring charges (gains), net	(15)	3		(15)	3
Operating earnings excluding asset impairments and restructuring charges (gains), net	$303	$249	22%	$587	$438	34%

Net Interest Expense
	Second Quarter				First Six Months
(Dollars in millions)	2011	2010	Change		2011	2010	Change

Gross interest costs	$23	$27			$46	$54
Less: Capitalized interest	3	--			5	1
Interest expense	20	27	(26	) %	41	53	(23	) %
Interest income	2	2			4	3
Net interest expense	$18	$25	(28	) %	$37	$50	(26	) %

Net interest expense decreased $7 million and $13 million in second quarter and first six months 2011, respectively, compared to comparable 2010 periods primarily due to lower borrowing costs resulting from the debt restructuring in fourth quarter 2010 and higher capitalized interest resulting from higher capital spending.

For 2011, the Company expects net interest expense to decrease compared with 2010 primarily due to lower borrowing costs resulting from the debt restructuring in fourth quarter 2010 and higher capitalized interest resulting from higher capital spending.

Other Charges (Income), Net
	Second Quarter		First Six Months
(Dollars in millions)	2011	2010	2011	2010

Foreign exchange transaction losses	$--	$6	$(1)	$9
Investment (gains) losses, net	(4)	--	(10)	1
Other, net	(2)	1	(1)	4
Other charges (income), net	$(6)	$7	$(12)	$14

Second quarter and first six months 2011 investment gains included gains from equity investments and joint ventures and sales of business venture investments.

Provision for Income Taxes
	Second Quarter		First Six Months
(Dollars in millions)	2011	2010	2011	2010

Provision for income taxes	$96	$73	$185	$125
Effective tax rate	31%	34%	32%	33%

The second quarter and first six months 2011 effective tax rates include a $6 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.  The Company expects the full year tax rate on reported earnings from continuing operations before income tax to be approximately 33 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations and Diluted Earnings per Share
	Second Quarter
	2011		2010
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$210	$2.90	$141	$1.92
Asset impairments and restructuring charges (gains), net of tax	(10)	(0.14)	2	0.03
Earnings from continuing operations excluding asset impairments and restructuring charges (gains), net of tax	$200	$2.76	$143	$1.95

	First Six Months
	2011		2010
(Dollars in millions, except diluted EPS)	$	EPS		EPS

Earnings from continuing operations	$392	$5.40	$246	$3.35
Asset impairments and restructuring charges (gains), net of tax	(10)	(0.13)	2	0.03
Earnings from continuing operations excluding asset impairments and restructuring charges (gains), net of tax	$382	$5.27	$248	$3.38

Net Earnings and Diluted Earnings per Share
	Second Quarter
	2011		2010
(Dollars in millions, except diluted EPS)	$	EPS		EPS

Earnings from continuing operations	$210	$2.90	$141	$1.92
Earnings from discontinued operations, net of tax	--	--	7	0.10
Gain from disposal of discontinued operations, net of tax	1	0.01	--	--
Net earnings	$211	$2.91	$148	$2.02

	First Six Months
	2011		2010
(Dollars in millions, except diluted EPS)	$	EPS		$ EPS

Earnings from continuing operations	$392	$5.40	$246	$3.35
Earnings from discontinued operations, net of tax	8	0.12	3	0.03
Gain from disposal of discontinued operations, net of tax	31	0.42	--	--
Net earnings	$431	$5.94	$249	$3.38

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" sales revenue and operating earnings (loss) when applicable.  For more information, refer to Note 18, "Segment Information" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Included in second quarter and first six months 2011 is a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

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

CASPI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2011	2010	$	%	2011	2010	$	%

Sales	$491	$416	$75	18%	$958	$789	$169	21%
Volume effect			25	6%			69	8%
Price effect			51	12%			108	14%
Product mix effect			(7)	(2) %			(10)	(1) %
Exchange rate effect			6	2%			2	-- %

Operating earnings	99	92	7	8%	197	157	40	25%

Sales revenue increased in second quarter and first six months 2011 compared to second quarter and first six months 2010 due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume in second quarter 2011 was attributed primarily to strengthened end-use demand in the packaging, transportation, and durable goods markets, particularly in the U.S.  The higher sales volume in first six months 2011 was attributed primarily to strengthened end-use demand in the durable goods, packaging, and transportation markets, particularly in the U.S.

Operating earnings increased in second quarter and first six months 2011 compared to second quarter and first six months 2010 primarily due to higher selling prices, higher sales volume, and the increased benefits from cracking propane to produce low-cost propylene, which more than offset higher raw material and energy costs.  Operating earnings in first six months 2010 included approximately $10 million in charges from the outage at the Company's Texas manufacturing facility, net of a partial settlement of a related insurance claim.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company is progressing on both organic and inorganic growth initiatives in the CASPI segment.  The Company is expanding capacity for its specialty hydrocarbon resins through an additional expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which is expected to be operational in fourth quarter 2011, an additional debottleneck of the hydrogenated hydrocarbon facility in Longview, Texas, which was operational in first quarter 2011, and an expansion of the pure monomer and hydrogenated resins production capacity in Jefferson, Pennsylvania, which is expected to be operational in the first half of 2012.  On July 1, 2011, the Company purchased Dynaloy, LLC, a producer of formulated solvents.  While Dynaloy revenues and earnings would not have been material to those of the CASPI segment, Dynaloy adds material science capabilities that are expected to complement growth of the segment’s electronic materials product line.

The Company expects the CASPI segment’s portion of costs related to planned and unplanned shutdowns of two of the three Texas olefin cracking units in the second half of 2011 to be approximately $7 million higher compared with the first half of 2011.

Fibers Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2011	2010	$	%	2011	2010	$	%

Sales	$331	$274	$57	21%	$621	$541	$80	15%
Volume effect			13	5%			29	5%
Price effect			13	5%			19	4%
Product mix effect			30	11%			32	6%
Exchange rate effect			1	-- %			--	-- %

Operating earnings	93	81	12	15%	174	159	15	9%

Sales revenue increased in second quarter and first six months 2011 compared to second quarter and first six months 2010 primarily due to a favorable shift in product mix, higher sales volume, and higher selling prices.  The favorable shift in product mix was mainly due to higher acetate tow sales volume resulting from increased utilization of the recently completed acetate tow manufacturing facility in Korea.  The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp.

Operating earnings increased in second quarter and first six months 2011 compared to second quarter and first six months 2010 primarily due to higher acetate tow sales volume in Asia Pacific and higher selling prices, partially offset by higher raw material and energy costs.

The Company has entered into a joint venture for a 30,000-ton acetate tow manufacturing facility in China.  The facility is expected to be operational in 2013.  Eastman will have 45 percent ownership of the joint venture and will provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2011	2010	$	%	2011	2010	$	%

Sales	$729	$541	$188	35%	$1,423	$1,023	$400	39%
Volume effect			81	15%			238	23%
Price effect			101	19%			178	18%
Product mix effect			3	-- %			(18)	(2) %
Exchange rate effect			3	1%			2	-- %

Operating earnings	88	68	20	29%	176	103	73	71%

Asset impairments and restructuring charges, net	--	3	(3)		--	3	(3)

Operating earnings excluding asset impairments and restructuring charges, net	88	71	17	24%	176	106	70	66%

Sales revenue increased in second quarter 2011 compared to second quarter 2010 due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand in the U.S. and tight industry supply.  The higher sales volume was primarily due to growth in plasticizer product lines and was also attributed to customer buying patterns for acetyl chemicals.  In addition, sales volume increased due to the fourth quarter 2010 restart of a previously idled olefin cracking unit at the Company’s Longview, Texas facility.

Sales revenue increased in first six months 2011 compared to first six months 2010 due to higher sales volume and higher selling prices.  The higher sales volume was primarily due to the restart of the previously idled Texas olefin cracking unit and growth in plasticizer product lines, which included the acquired Genovique plasticizer product lines, particularly in the U.S. and Europe.  The increased selling prices were in response to higher raw material and energy costs and also attributed to strengthened demand in the U.S. and tight industry supply, particularly for olefin-derivative product lines.

Increased operating earnings in both second quarter and first six months 2011 was primarily due to higher selling prices, higher sales volume, and the increased benefits from cracking propane to produce low-cost propylene, which more than offset higher raw material and energy costs.  Operating earnings in second quarter and first six months 2010 included $3 million in restructuring charges, primarily for severance associated with the acquisition and integration of Genovique.  Operating earnings in first six months 2010 also included the cumulative negative impact of approximately $12 million from the outage at the Company's Texas manufacturing facility, net of a partial settlement of a related insurance claim, and $12 million from acetyl license revenue.

The Company expects the PCI segment’s portion of costs related to planned and unplanned shutdowns in the second half of 2011 to be approximately $10 million higher compared with the first half of 2011.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In second quarter, the Company announced that it entered into a definitive merger agreement to acquire Sterling Chemicals, Inc., a single site North American petrochemical producer, for $100 million in cash, subject to modest deductions at closing as provided in the merger agreement.  The transaction, which includes Sterling’s acetic acid and plasticizer manufacturing assets in Texas City, Texas, is subject to customary conditions to closing and is expected to be completed in third quarter.  Excluding costs and charges related to the acquisition, the Company expects the acquired business will be slightly accretive to 2011 earnings per share.  Eastman plans to modify and restart Sterling’s currently idled plasticizer manufacturing facility to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers.

The Company is increasing capacity to produce its largest oxo aldehyde chemical, 2-ethyl hexanol ("2-EH"), which is expected to be operational in 2012.  The Company both sells 2-EH to external markets and uses it internally in its plasticizers production.  End markets for 2-EH include building and construction, transportation, medical, and consumer and industrial.

Specialty Plastics Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2011	2010	$	%	2011	2010	$	%

Sales	$334	$271	$63	23%	$641	$519	$122	23%
Volume effect			8	3%			28	5%
Price effect			48	18%			84	16%
Product mix effect			3	1%			8	2%
Exchange rate effect			4	1%			2	-- %

Operating earnings	37	21	16	76%	67	40	27	68%

Sales revenue increased in second quarter and first six months 2011 compared to second quarter and first six months 2010 primarily due to higher selling prices.  Selling prices increased in response to higher raw material and energy costs, particularly for paraxylene.

Operating earnings increased in second quarter 2011 compared to second quarter 2010 in the Asia Pacific region due to higher selling prices and in the Europe, Middle East, and Africa region due to both higher sales volume and higher selling prices.

Operating earnings increased in first six months 2011 compared to first six months 2010 due to higher sales volume and increased capacity utilization, particularly for the new Eastman Tritan™ copolyester resin manufacturing facility, which led to lower unit costs, and increased selling prices which more than offset higher raw material and energy costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects the Specialty Plastics segment’s portion of costs in the second half of 2011 to be approximately $6 million higher compared with the first half of 2011, related to planned shutdowns of manufacturing capacity to make new capacity expansions operational.

SUMMARY BY CUSTOMER LOCATION

    Sales Revenue

	Second Quarter
(Dollars in millions)	2011	2010	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,004	$791	27%	10%	16%	1%	-- %
Asia Pacific	434	355	23%	5%	12%	5%	1%
Europe, Middle East, and Africa	370	284	30%	13%	13%	-- %	4%
Latin America	77	72	6%	(6) %	10%	1%	1%
	$1,885	$1,502	26%	9%	14%	2%	1%

Sales revenue in the United States and Canada increased in second quarter 2011 compared to second quarter 2010 primarily due to higher selling prices in all segments and higher sales volumes, particularly the PCI segment.

Sales revenue in Asia Pacific increased in second quarter 2011 compared to second quarter 2010 primarily due to higher selling prices in all segments, and higher sales volume and a favorable shift in product mix particularly in the Fibers segment.

Sales revenue in Europe, Middle East, and Africa increased in second quarter 2011 compared to second quarter 2010 primarily due to higher sales volume, particularly for plasticizer product lines in the PCI segment, and higher selling prices, particularly in the CASPI segment.

Sales revenue in Latin America increased in second quarter 2011 compared to second quarter 2010 primarily due to higher selling prices, particularly in the CASPI and PCI segments, partially offset by lower sales volume in the PCI and Fibers segments.  Lower sales volume was primarily due to sales being redirected to other regions.

	First Six Months
(Dollars in millions)	2011	2010	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$1,922	$1,482	30%	15%	15%	-- %	-- %
Asia Pacific	831	689	21%	6%	11%	3%	1%
Europe, Middle East, and Africa	725	560	29%	16%	13%	-- %	-- %
Latin America	165	141	16%	5%	13%	(2) %	-- %
	$3,643	$2,872	27%	13%	14%	-- %	-- %

Sales revenue in the United States and Canada increased in first six months 2011 compared to first six months 2010 due to higher sales volumes and higher selling prices, particularly in the PCI segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Asia Pacific increased in first six months 2011 compared to first six months 2010 primarily due to higher selling prices in all segments and higher sales volume primarily in the Fibers and CASPI segments.

Sales revenue in Europe, Middle East, and Africa increased in first six months 2011 compared to first six months 2010 due to higher sales volume, particularly in the PCI segment, and higher selling prices in all segments, predominantly in the CASPI segment.

Sales revenue in Latin America increased in first six months 2011 compared to first six months 2010 primarily due to higher selling prices, particularly in the PCI and CASPI segments, and higher sales volume in the CASPI segment.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2011	2010

Net cash provided by (used in)
Operating activities	$61	$(19)
Investing activities	227	(257)
Financing activities	(170)	(83)
Effect of exchange rate changes on cash and cash equivalents	--	1
Net change in cash and cash equivalents	118	(358)

Cash and cash equivalents at beginning of period	516	793

Cash and cash equivalents at end of period	$634	$435

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
(Dollars in millions)	2011	2010

Net cash provided by (used in) operating activities	$61	$(19)
Impact of adoption of amended accounting guidance (1)	--	200
Impact of tax payment on the sale of the PET business (2)	55	--
Net cash provided by operating activities excluding items	116	181

Additions to properties and equipment	(206)	(76)
Dividends paid to stockholders	(67)	(64)

Free Cash Flow	$(157)	$41

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

(2)	Second quarter 2011 cash flows included the use of $55 million of a total anticipated $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.

Cash provided by operating activities was $61 million during first six months 2011.  The Company contributed $100 million to the U.S. defined benefit pension plan, which is reflected as a reduction in "Post-employment obligations" on the Consolidated Statement of Financial Position.  Additionally, the Company paid $55 million of a total anticipated $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.  Working capital increased by $263 million primarily due to increased accounts receivable attributed to increased sales revenue and increased inventory resulting mostly from increased raw material prices.  Cash provided by operating activities was $181 million during first six months 2010 excluding a $200 million increase in working capital resulting from the adoption of amended accounting guidance for transfers of financial assets which impacted the financial statement presentation for activity under the Company's accounts receivable securitization program.

Cash provided by investing activities was $227 million in first six months 2011 compared to $257 million used in investing activities in first six months 2010.  First six months 2011 included the receipt of $615 million from the sale of the PET business.  Also, in first six months 2011 the Company invested $200 million in short-term time deposits having staggered maturities between three and ten months at the investment date and had capital expenditures of $206 million. First six months 2010 included the acquisition of Genovique, payments for the acquisition of the Korean acetate tow facility, and capital expenditures of $76 million.

Cash used in financing activities totaled $170 million in first six months 2011 compared to $83 million used in financing activities in first six months 2010.  Share repurchases in first six months 2011 were $177 million.

The payment of dividends and proceeds from stock option exercises are also reflected in financing activities in all periods.

The Company expects free cash flow (cash from operating activities less capital expenditures and dividends, excluding the tax payments on the sale of the PET business) in 2011 of approximately $200 million, assuming capital expenditures of approximately $450 million and the $100 million U.S. defined benefit pension plan funding in first quarter 2011.  The priorities for uses of available cash in 2011 are payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives and joint ventures and acquisitions) and defined benefit pension plans, and repurchasing shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Company had cash and cash equivalents and short-term time deposits at June 30, 2011 and December 31, 2010 as follows:

	June 30,	December 31,
(Dollars in millions)	2011	2010
Cash and cash equivalents	$634	$516
Short-term time deposits	200	--

Total cash and cash equivalents and short-term time deposits	$834	$516

In addition, at June 30, 2011, the Company had access to the sources of liquidity described below.

The Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in April 2012 and $575 million expiring in April 2013.  The Company expects to renew or replace the Credit Facility on similar terms, subject to market conditions, before the end of second quarter 2012.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Credit Facility.  The Credit Facility provides liquidity support for general corporate purposes.

The Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2011.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At June 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the A/R Facility.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $206 million and $76 million in first six months 2011 and 2010, respectively.  The higher expenditures in first six months 2011 were primarily due to capital spending on organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.  The lower expenditures in first six months 2010 were primarily due to the deferral of discretionary spending in response to the global recession.  The Company expects that 2011 capital spending will be approximately $450 million for required maintenance, organic growth initiatives, and environmental infrastructure.

Other Commitments

At June 30, 2011, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 15 years.  The Company has $150 million principal amount of 7% notes maturing in second quarter 2012.  The Company expects to fund this obligation through available cash, other available sources of liquidity, or new borrowings.  See Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other borrowings, related primarily to credit facility borrowings, totaled $5 million.

The Company had various purchase obligations at June 30, 2011 totaling approximately $1.5 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at June 30, 2011 totaling approximately $1.3 billion primarily related to pension, retiree medical, and other post-employment obligations.

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures		Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total (b)

2011	$--	$		$47	$139	$16	$106	$308
2012	150		5	87	268	23	50	583
2013	--		--	81	244	17	51	393
2014	--		--	81	129	8	53	271
2015	250		--	81	129	5	55	520
2016 and beyond	1,196		--	528	583	26	985	3,318
Total	$1,596		$5	$905	$1,492	$95	$1,300	$5,393

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

(b)	Amounts exclude approximately $100 million estimated cash payment for the expected purchase of Sterling Chemicals Inc. in third quarter 2011.

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

Treasury Stock

In August 2010, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in June 2011, acquiring a total of 3.6 million shares.

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2011, a total of 599,715 shares of common stock have been repurchased under this authorization for a total amount of approximately $61 million.

During first six months 2011, the Company repurchased 1,849,911 shares of common stock for a cost of approximately $177 million.

Dividends

The Company declared cash dividends of $0.47 per share and $0.44 per share in second quarter 2011 and 2010 and $0.94 per share and $0.88 per share in first six months 2011 and 2010, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued amended accounting guidance related to fair value measurements and disclosures with the purpose of converging the fair value measurement and disclosure guidance issued by the FASB and the International Accounting Standards Board (“IASB”).  The guidance is effective for reporting periods beginning after December 15, 2011.  The guidance includes amendments that clarify the intent of the application of existing fair value measurement requirements along with amendments that change a particular principle or requirement for fair value measurements and disclosures.  The Company has concluded that the new guidance will not have a material impact on its Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, Consolidated Statements of Financial Position, or related disclosures.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income.  The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation.  It is effective for reporting periods beginning after December 15, 2011.  The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented.  The Company plans on adopting this guidance for reporting periods beginning after December 15, 2011 and is currently assessing the impact on financial statement presentation of adopting this guidance.

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

The Company expects approximately $200 million of free cash flow (operating cash flow less capital expenditures and dividends, excluding the tax payments on the sale of the PET business).

The Company expects in third quarter to complete the acquisition of Sterling Chemicals, Inc., subject to customary conditions to closing, a single site North American petrochemical producer, which will be used to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers, and acetic acid, in the PCI segment.  Excluding costs and charges related to the acquisition, the Company expects the acquired business to be slightly accretive to Eastman's full-year 2011 earnings per share.

The Company expects costs related to planned and unplanned shutdowns in the second half of 2011 to be approximately $25 million higher compared with the first half of 2011, which will be primarily reflected in the PCI and CASPI segments.

Based upon the foregoing expectations and expectations for seasonal sales volume declines, and excluding costs and charges related to acquisitions that could be completed in the second half of 2011, the Company expects third quarter 2011 earnings per share to be slightly higher than third quarter 2010 earnings per share of $2.22 and full-year 2011 earnings per share to be slightly higher than $9.25 (excluding asset impairment and restructuring charges (gains), net, in first six months).

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

While economic and financial market conditions have improved from those in 2008 and 2009, continued uncertain conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results were affected by the impact of the recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that  affected the global economy.  If the global economy or financial markets again deteriorate or experience significant new disruptions, the Company's results of operations, financial condition, and cash flows could be materially adversely affected; the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

The Company continues to identify and pursue growth opportunities through both internal (or "organic") development and acquisitions and joint ventures to diversify and extend the portfolio of our businesses.  These growth opportunities include development and commercialization of new products and technologies, expansion into new markets and geographic regions, and alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities.  There can be no assurance that such efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will result in financially successful commercialization of products or acceptance by existing or new customers or new markets or achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.  There also can be no assurance that capital projects for such growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed investments and projects.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to the foregoing most significant known risk factors to the Company, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations.  The foregoing discussion of the most significant risk factors to the Company does not necessarily present them in order of importance.  This disclosure, including that under "Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the Company in this Quarterly Report on Form 10-Q Report and elsewhere from time to time, represents management's best judgment as of the date the information is given.  The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law.  Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2010 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2011, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during second quarter 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (3)
April 1- 30, 2011	163,373	$98.28	163,373	$325
May 1 - 31, 2011	232,394	$102.78	232,394	$301
June 1 - 30, 2011	613,972	$101.98	613,972	$239
Total	1,009,739	$101.57	1,009,739

(1)	Shares repurchased under a Company announced repurchase plan.
(2)	Average price paid per share reflects the weighted average purchase price paid for share.
(3)
In August 2010, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common.  The Company completed the $300 million repurchase authorization in June 2011, acquiring a total of 3.6 million shares.  In February 2011, the Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2011, a total of 599,715 shares have been repurchased under this authorization for a total amount of approximately $61 million.  During first six months 2011, the Company repurchased 1,849,911 shares of common stock for a cost of approximately $177 million.  For additional information, see Note 13, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 47.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: August 2, 2011	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company	49

3.02	Amended and Restated Bylaws of Eastman Chemical Company	58

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	July 6, 2011 Letter Amendment to $200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, July 7, 2010, and January 31, 2011), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)	72

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

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.13	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.14	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	76

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended June 30, 2011	77

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2011	78

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended June 30, 2011	79

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2011	80

101.INS	XBRL Instance Document (furnished, not filed)

101.SCH	XBRL Taxonomy Extension Schema (furnished, not filed)

101.CAL	XBRL Taxonomy Calculation Linkbase (furnished, not filed)

101.LAB	XBRL Taxonomy Label Linkbase (furnished, not filed)

101.PRE	XBRL Presentation Linkbase Document (furnished, not filed)

101.DEF	XBRL Definition Linkbase Document (furnished, not filed)