Form 10-Q
period 2011-09-30
EASTMAN CHEMICAL CO
filed 2011-11-01
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at September 30, 2011
Common Stock, par value $0.01 per share	137,576,686

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 49 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 48

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	45

1A.	Risk Factors	45

2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

6.	Exhibits	46

SIGNATURES

Signatures	47

EXHIBIT INDEX

Exhibit Index	48

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2011	2010	2011	2010

Sales	$1,812	$1,507	$5,455	$4,379
Cost of sales	1,392	1,085	4,139	3,256
Gross profit	420	422	1,316	1,123

Selling, general and administrative expenses	116	114	350	311
Research and development expenses	41	42	116	108
Asset impairments and restructuring charges (gains), net	7	--	(8)	3
Operating earnings	256	266	858	701

Net interest expense	20	25	57	75
Other charges (income), net	(2)	(3)	(14)	11
Earnings from continuing operations before income taxes	238	244	815	615
Provision for income taxes from continuing operations	73	82	258	207
Earnings from continuing operations	165	162	557	408

Earnings from discontinued operations, net of tax	--	8	8	11
Gain from disposal of discontinued operations, net of tax	--	--	31	--
Net earnings	$165	$170	$596	$419

Basic earnings per share
Earnings from continuing operations	$1.19	$1.13	$3.96	$2.83
Earnings from discontinued operations	--	0.06	0.28	0.08
Basic earnings per share	$1.19	$1.19	$4.24	$2.91

Diluted earnings per share
Earnings from continuing operations	$1.16	$1.11	$3.86	$2.77
Earnings from discontinued operations	--	0.05	0.27	0.08
Diluted earnings per share	$1.16	$1.16	$4.13	$2.85

Comprehensive Income
Net earnings	$165	$170	$596	$419
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(36)	28	--	7
Change in unrecognized losses and prior service credits for benefit plans	7	2	13	11
Change in unrealized (losses) gains on derivative instruments	5	(33)	(28)	(25)
Total other comprehensive income (loss), net of tax	(24)	(3)	(15)	(7)
Comprehensive income	$141	$167	$581	$412

Retained Earnings
Retained earnings at beginning of period	$3,243	$2,755	$2,879	$2,570
Net earnings	165	170	596	419
Cash dividends declared	(36)	(32)	(103)	(96)
Retained earnings at end of period	$3,372	$2,893	$3,372	$2,893

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2011	2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$448	$516
Short-term time deposits	201	--
Trade receivables, net	711	545
Miscellaneous receivables	95	131
Inventories	850	608
Other current assets	49	30
Current assets held for sale	--	217
Total current assets	2,354	2,047

Properties
Properties and equipment at cost	8,303	7,908
Less: Accumulated depreciation	5,245	5,063
Properties and equipment held for sale, net	--	374
Net properties	3,058	3,219

Goodwill	410	375
Other noncurrent assets	361	322
Noncurrent assets held for sale	--	23
Total assets	$6,183	$5,986

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,047	$1,012
Borrowings due within one year	154	6
Current liabilities related to assets held for sale	--	52
Total current liabilities	1,201	1,070

Long-term borrowings	1,445	1,598
Deferred income tax liabilities	241	284
Post-employment obligations	1,243	1,274
Other long-term liabilities	144	130
Noncurrent liabilities related to assets held for sale	--	3
Total liabilities	4,274	4,359

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 196,334,654 and 193,688,890 for 2011 and 2010, respectively)	2	2
Additional paid-in capital	888	793
Retained earnings	3,372	2,879
Accumulated other comprehensive loss	(447)	(432)
	3,815	3,242
Less: Treasury stock at cost (58,877,984 shares for 2011 and 52,345,308 shares for 2010 )	1,906	1,615

Total stockholders' equity	1,909	1,627

Total liabilities and stockholders' equity	$6,183	$5,986

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2011	2010

Cash flows from operating activities
Net earnings	$596	$419

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	204	212
Gain on sale of assets	(70)	--
Provision (benefit) for deferred income taxes	(18)	52
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(147)	(397)
(Increase) decrease in inventories	(225)	(100)
Increase (decrease) in trade payables	34	56
Increase (decrease) in liabilities for employee benefits and incentive pay	(108)	9
Other items, net	7	46

Net cash provided by operating activities	273	297

Cash flows from investing activities
Additions to properties and equipment	(333)	(133)
Proceeds from sale of assets and investments	651	11
Acquisitions and investments in joint ventures	(154)	(189)
Additions to short-term time deposits	(200)	--
Additions to capitalized software	(7)	(5)
Other items, net	27	(7)

Net cash used in investing activities	(16)	(323)

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	1	1
Repayment of borrowings	(2)	(4)
Dividends paid to stockholders	(100)	(96)
Treasury stock purchases	(292)	(68)
Proceeds from stock option exercises and other items, net	67	41

Net cash used in financing activities	(326)	(126)

Effect of exchange rate changes on cash and cash equivalents	1	1

Net change in cash and cash equivalents	(68)	(151)

Cash and cash equivalents at beginning of period	516	793

Cash and cash equivalents at end of period	$448	$642

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

Effective January 1, 2010, the Company adopted amended accounting guidance on transfers of financial assets.  The impact of this guidance was prospective with changes in full year 2010 Statements of Consolidated Financial Position and first nine months 2010 Unaudited Consolidated Statements of Cash Flows.  For additional information, refer to Notes 7, "Borrowings", and 10, "Commitments".

The Company held $201 million of short-term time deposits as of September 30, 2011.  These investments had staggered maturities between three and ten months at the investment date, which exceeded the 90 day threshold for classification as cash or cash equivalents.

On August 5, 2011, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a 100 percent stock dividend.  Stockholders of record as of September 15, 2011 were issued one additional share of common stock on October 3, 2011 for each share held.  Treasury shares were treated as shares outstanding in the stock split.  All shares and per share amounts in this Quarterly Report on Form 10-Q have been adjusted for all periods presented for the stock split.  For additional information, see Note 14, "Earnings and Dividends Per Share".

2.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

On January 31, 2011, the Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment for $615 million and recognized a gain of approximately $30 million, net of tax.  The Company contracted with the buyer for transition services to supply certain raw materials and services for a period of less than one year.  Transition supply agreement revenues of approximately $220 million, relating to raw materials, were more than offset by costs and reported net in cost of sales.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment and therefore the segment operating results are presented as discontinued operations for all periods presented and are not included in results from continuing operations.  The assets and liabilities of this business were reclassified as assets held for sale as of December 31, 2010.

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	Third Quarter		First Nine Months
(Dollars in millions)	2011	2010	2011	2010

Sales	$--	$222	$105	$638
Earnings before income taxes	--	14	15	18
Earnings from discontinued operations, net of tax	--	8	8	11
Gain from disposal of discontinued operations, net of tax	--	--	31	--

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2010 are summarized below:

December 31,
(Dollars in millions)	2010
Current assets
Trade receivables, net	$116
Inventories	101
Total current assets held for sale	217

Non-current assets
Properties and equipment, net	374
Goodwill	1
Other noncurrent assets	22
Total noncurrent assets held for sale	397

Total assets	$614

Current liabilities
Payables and other current liabilities	$52
Total current liabilities held for sale	52

Noncurrent liabilities
Other noncurrent liabilities	3
Total noncurrent liabilities held for sale	3

Total liabilities	$55

3.	ACQUISITIONS AND INVESTMENTS IN JOINT VENTURES

Sterling Chemicals, Inc. and Scandiflex do Brasil S.A. Indústrias Químicas
During third quarter 2011, the Company completed two acquisitions in the Performance Chemicals and Intermediates ("PCI") segment.  On August 9, 2011, Eastman acquired Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers, and acetic acid.  On September 1, 2011, Eastman acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil.  The total purchase price for both acquisitions was $133 million, including a post-closure payment of $10 million to the previous shareholders of Scandiflex.  Transaction costs of $4 million associated with the acquisitions were expensed as incurred.  The table below shows the preliminary fair value purchase price allocation for the acquisitions:

Dollars in millions

Current assets	$35
Properties and equipment	129
Intangible assets	11
Other noncurrent assets	18
Goodwill	33
Current liabilities	(23)
Long-term liabilities	(70)
Total purchase price	$133

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Acquired intangible assets primarily relate to perpetual air emission credits which management has assigned indefinite lives.  Goodwill, which represents the excess of the purchase price over the net tangible and intangible assets acquired and liabilities assumed, was primarily for the Scandiflex acquisition and was attributed to the benefits of access to Brazilian markets and also the synergies between the acquired companies and Eastman.  Long-term liabilities primarily include Sterling pension and other postretirement welfare plan obligations, as well as Scandiflex contingent liabilities for environmental and other contingencies.  In connection with the Sterling acquisition, Sterling's debt was repaid at closing and therefore not included in the above purchase price allocation.

Other 2011 Acquisitions and Investments in Joint Ventures
On July 1, 2011, the Company completed the acquisition of Dynaloy, LLC, a producer of formulated solvents.  The acquisition was accounted for as a business combination and is reported in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment.  Dynaloy adds materials science capabilities that are expected to complement growth of the CASPI segment’s electronic materials product line.  Also in 2011, the Company entered into a joint venture in China for a 30,000-ton acetate tow manufacturing facility, expected to be operational in 2013.

Genovique Specialties Corporation
On April 30, 2010, Eastman completed the stock purchase of Genovique Specialties Corporation ("Genovique"), which was accounted for as a business combination.  The acquired business is a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition included Genovique's manufacturing operations in Kohtla-Järve, Estonia and Chestertown, Maryland and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers were a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  The acquisition added differentiated, sustainably-advantaged products to the PCI segment and enhanced the Company's diversification into emerging geographic regions.

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

The fair value of total consideration was $111 million, which was paid in installments beginning first quarter 2009 and completed second quarter 2010.  The Company determined the final fair value of the acquired assets to be as follows: property, plant, and equipment of $101 million, inventory of $5 million, and technology of $5 million.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2011	2010

At FIFO or average cost (approximates current cost)
Finished goods	$773	$611
Work in process	242	206
Raw materials and supplies	402	281
Total inventories	1,417	1,098
LIFO Reserve	(567)	(490)
Total inventories	$850	$608

Inventories valued on the LIFO method were approximately 70 percent of total inventories as of both September 30, 2011 and December 31, 2010.

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2011	2010

Trade creditors	$615	$569
Accrued payrolls, vacation, and variable-incentive compensation	118	166
Accrued taxes	38	44
Post-employment obligations	57	62
Interest payable	25	21
Other	194	150
Total payables and other current liabilities	$1,047	$1,012

The current portion of post-employment obligations is an estimate of current year payments.

6.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2011	2010	2011	2010

Provision for income taxes	$73	$82	$258	$207
Effective tax rate	31%	34%	32%	34%

The first nine months 2011 effective tax rate includes an $8 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.  The Company expects the full year tax rate on reported earnings from continuing operations before income tax to be approximately 32 percent.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2011	2010

Borrowings consisted of:
7% notes due 2012	$149	$151
3% debentures due 2015	250	250
6.30% notes due 2018	176	178
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
Credit facility borrowings	--	--
Other	5	6
Total borrowings	1,599	1,604
Borrowings due within one year	(154)	(6)
Long-term borrowings	$1,445	$1,598

The increase in borrowings due within one year was primarily a result of reclassification of the 7% notes due 2012 from long-term to short-term.

At September 30, 2011, the Company had a $700 million revolving credit facility (the "Credit Facility") in two tranches, with $125 million expiring in April 2012 and $575 million expiring in April 2013.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default including the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Credit Facility.  The Credit Facility provides liquidity support for general corporate purposes.

At September 30, 2011, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2011.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, as well as the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the A/R Facility.

Fair Value of Borrowings

The fair value for fixed-rate borrowings is based on current interest rates for comparable securities.  The Company's floating-rate borrowings approximate fair value.

	September 30, 2011		December 31, 2010
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,445	$1,589	$1,598	$1,688

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	DERIVATIVES

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of September 30, 2011, the Company had no fair value hedges.  As of December 31, 2010, the Company had fair value hedges in the form of interest rate swaps with a total notional amount of $146 million.

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

As of September 30, 2011, the total notional amounts of the Company's foreign exchange forward and option contracts were €548 million (approximately $735 million equivalent) and ¥14.6 billion (approximately $195 million equivalent), the total notional volume hedged for energy was approximately 2 million mmbtu (million british thermal units), and the total notional volume hedged for feedstock was approximately 2 million barrels.  Additionally, at September 30, 2011, the total notional value of the interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") was $300 million.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Assets	Statement of Financial Position Location	September 30, 2011	December 31, 2010
Fair Value Hedges
Interest rate swaps	Other noncurrent assets	$--	$2
Cash Flow Hedges
Commodity contracts	Other current assets	--	4
Foreign exchange contracts	Other current assets	30	23
Foreign exchange contracts	Other noncurrent assets	17	12
Forward starting interest rate swap contracts	Other current assets	--	4
		$47	$45

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Liabilities	Statement of Financial Position Location	September 30, 2011	December 31, 2010
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$5	$2
Foreign exchange contracts	Payables and other current liabilities	8	6
Foreign exchange contracts	Other long-term liabilities	10	9
Forward starting interest rate swap contracts	Payables and other current liabilities	43	--
		$66	$17

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

Derivatives' Hedging Relationships

Third Quarter

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Commodity contracts	$(3)	$6	Cost of sales	$--	$(2)
Foreign exchange contracts	31	(30)	Sales	(2)	11
Forward starting interest rate swap contracts	(23)	(9)
	$5	$(33)		$(2)	$9

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

First Nine Months

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2011	September 30, 2010		September 30, 2011	September 30, 2010
Commodity contracts	$(4)	$(6)	Cost of sales	$5	$2
Foreign exchange contracts	6	(7)	Sales	(5)	34
Forward starting interest rate swap contracts	(30)	(12)
	$(28)	$(25)		$--	$36

For nine months ended September 30, 2011 and September 30, 2010, there was no material ineffectiveness with regard to the Company's qualifying hedges.

Hedging Summary

At September 30, 2011 and 2010, monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled approximately $18 million in losses and $3 million in gains, respectively.  If realized, approximately $13 million in gains in third quarter 2011 will be reclassified into earnings during the next 12 months, primarily related to foreign exchange contracts.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in 2011 or 2010.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies.  The Company recognized approximately $3 million net gain and $11 million net loss on nonqualifying derivatives during third quarter 2011 and 2010, respectively.  The Company recognized approximately $1 million net loss and $4 million net gain on nonqualifying derivatives during first nine months 2011 and 2010, respectively.

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

Components of net periodic benefit cost were as follows:
	Third Quarter				First Nine Months
	Pension Plans		Postretirement Welfare Plans		Pension Plans		Postretirement Welfare Plans
(Dollars in millions)	2011	2010	2011	2010	2011	2010	2011	2010

Service cost	$11	$11	$3	$2	$34	$33	$7	$7
Interest cost	22	21	11	11	64	63	33	33
Expected return on assets	(28)	(24)	(1)	(1)	(82)	(77)	(2)	(2)
Curtailment gain (1)	--	--	--	--	--	--	(5)	--
Settlement charge	3	--	--	--	3	--	--	--
Amortization of:
Prior service credit	(3)	(4)	(6)	(6)	(10)	(12)	(16)	(18)
Actuarial loss	14	10	4	4	41	32	11	10
Net periodic benefit cost	$19	$14	$11	$10	$50	$39	$28	$30

(1)
Includes $5 million gain for the Performance Polymers segment that was sold January 31, 2011 and is included in discontinued operations.  For more information, see Note 2, "Discontinued Operations and Assets Held for Sale."

Third quarter and first nine months 2011 reflects the impact on the U.S. defined benefit pension plan and the other postretirement welfare plan of the Sterling acquisition described in Note 3, "Acquisitions and Investments in Joint Ventures".

The Company contributed $102 million and $35 million to its U.S. defined benefit pension plans in first nine months 2011 and 2010, respectively.

10.	COMMITMENTS

Purchase Obligations and Lease Commitments

At September 30, 2011, the Company had various purchase obligations totaling approximately $1.4 billion over a period of approximately 15 years for materials, supplies, and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $101 million over a period of several years.  Of the total lease commitments, approximately 20 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 40 percent relate to real property, including office space, storage facilities and land; and approximately 40 percent relate to railcars.

Accounts Receivable Securitization Program

Effective January 1, 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  Beginning for periods after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at December 30, 2010 reflects an increase in trade receivables, $200 million of which was transferred at December 31, 2009 under the securitization program and reduced cash flows from operating activities by that amount for first nine months 2010.  As a result of the adoption of this accounting guidance, any amounts drawn on this accounts receivable securitization program would be accounted for as secured borrowings and disclosed in Note 7, "Borrowings".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at September 30, 2011 totaled $184 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $139 million and $45 million will expire in 2012 and 2016 and beyond, respectively.  The Company believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Variable Interest Entities

Accounting guidance on the consolidation of Variable Interest Entities ("VIEs") is effective for all VIEs or potential VIEs with which the Company is involved on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under the guidance and concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

11.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $39 million and $40 million at September 30, 2011 and December 31, 2010, respectively.

Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $12 million to the maximum of $29 million at September 30, 2011, and from the minimum or best estimate of $10 million to the maximum of $27 million at December 31, 2010.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs are $27 million and $30 million at September 30, 2011 and December 31, 2010, respectively.

During third quarter 2011, as described in Note 3, "Acquisitions and Investments in Joint Ventures" the Company completed the acquisitions of Sterling and Scandiflex, resulting in a $4 million increase to the reserve for environmental contingencies consisting of an additional $1 million in asset retirement obligation costs and a minimum or best estimate of $3 million to a maximum of $4 million of estimated future environmental expenditures for remediation.

The Company completed the sale of the PET business on January 31, 2011.  As a result, $3 million in asset retirement obligation costs were divested.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

13.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2011 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2010 (1)	2	793	2,879	(432)	(1,615)	1,627

Net Earnings	--	--	596	--	--	596
Cash Dividends Declared (2)	--	--	(103)	--	--	(103)
Other Comprehensive Income (Loss)	--	--	--	(15)	--	(15)
Share-Based Compensation Expense (3)	--	29	--	--	--	29
Stock Option Exercises	--	58	--	--	--	58
Other (4)	--	8	--	--	1	9
Stock Repurchases	--	--	--	--	(292)	(292)
Balance at September 30, 2011	2	888	3,372	(447)	(1,906)	1,909

(1)
Common Stock at Par Value and Retained Earnings have been adjusted for the two-for-one stock split on October 3, 2011.  For additional information, see Note 1, "Basis of Presentation" and Note 14, "Earnings and Dividends Per Share".

(2)	Includes cash dividends declared, but unpaid.
(3)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(4)
Includes tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Losses and Prior Service Credits for Benefit Plans $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2009	77	(488)	27	(1)	(385)
Period change	2	(39)	(10)	--	(47)
Balance at December 31, 2010	79	(527)	17	(1)	(432)
Period change	--	13	(28)	--	(15)
Balance at September 30, 2011	79	(514)	(11)	(1)	(447)

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2011	2010	2011	2010

Shares used for earnings per share calculation (in millions):
Basic	139.1	143.8	140.6	144.3
Diluted	142.4	146.6	144.1	147.2

On August 5, 2011, the Company's Board of Directors declared a two-for-one split of the Company's common stock.  The stock split was in the form of a 100 percent stock dividend and was distributed on October 3, 2011 to stockholders of record as of September 15, 2011.  Stockholders were issued one additional share for each share owned.  Treasury shares were treated as shares outstanding in the stock split.  All shares and per share amounts in this Quarterly Report on Form 10-Q have been adjusted for all periods presented for the stock split.

In third quarter 2011, common shares underlying options to purchase 161,800 shares of common stock were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  In first nine months 2011, there were no outstanding options to purchase shares of common stock excluded from the computation of diluted earnings per share.  Third quarter and first nine months 2011 reflect the impact of share repurchases of 6.6 million shares.

In third quarter and first nine months 2010, common shares underlying options to purchase 1,179,170 shares of common stock and 1,392,370 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  Third quarter and first nine months 2010 reflect the impact of share repurchases of 2.3 million shares.

The Company declared cash dividends of $0.26 and $0.22 per share in third quarter 2011 and 2010, respectively and $0.73 and $0.66 per share in first nine months 2011 and 2010, respectively.

15.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

In third quarter 2011, there were $7 million in restructuring charges primarily for severance associated with the acquisition and integration of Sterling.  In second quarter 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

In second quarter 2010, there were $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the beginning reserves, charges to and changes in estimates to the reserves as described above, and the cash and non-cash reductions to the reserves attributable to asset impairments and the cash payments for severance and site closure costs for full year 2010 and first nine months 2011:

(Dollars in millions)	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2010

Non-cash charges	$--	$8	$(8)	$--	$--
Severance costs	3	18	--	(6)	15
Site closure and other restructuring costs	6	3	(3)	--	6
Total	$9	$29	$(11)	$(6)	$21

	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at September 30, 2011

Non-cash charges	$--	$(15)	$15	$--	$--
Severance costs	15	7	--	(16)	6
Site closure and other restructuring costs	6	--	--	--	6
Total	$21	$(8)	$15	$(16)	$12

16.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In third quarter 2011 and 2010, approximately $9 million and $6 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on third quarter 2011 and 2010 net earnings of approximately $5 million and $4 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2011 and 2010, $28 million and $16 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first nine months 2011 and 2010 net earnings of $17 million and $10 million, respectively, is net of deferred tax expense related to share-based award compensation.

For additional information regarding share-based compensation plans and awards, see Note 21, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2010 Annual Report on Form 10-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

(Dollars in millions)	First Nine Months
	2011	2010

Current assets	$13	$--
Other assets	3	6
Current liabilities	(16)	34
Long-term liabilities and equity	7	6
Total	$7	$46

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

	Third Quarter
(Dollars in millions)	2011	2010
Sales
CASPI	$461	$406
Fibers	334	301
PCI	740	534
Specialty Plastics	277	266

Total Sales	$1,812	$1,507

	First Nine Months
(Dollars in millions)	2011	2010
Sales
CASPI	$1,419	$1,195
Fibers	955	842
PCI	2,163	1,557
Specialty Plastics	918	785

Total Sales	$5,455	$4,379

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2011	2010
Operating Earnings (Loss)
CASPI	$82	$89
Fibers	92	89
PCI (1)	71	74
Specialty Plastics	29	29
Total Operating Earnings by Segment	274	281
Other	(18)	(15)

Total Operating Earnings	$256	$266

(1)
Third quarter 2011 includes $7 million in restructuring charges primarily for severance associated with the acquisition and integration of Sterling.  See Note 15, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

	First Nine Months
(Dollars in millions)	2011	2010
Operating Earnings (Loss)
CASPI	$279	$246
Fibers	266	248
PCI (1)	247	177
Specialty Plastics	96	69
Total Operating Earnings by Segment	888	740
Other (2)	(30)	(39)

Total Operating Earnings	$858	$701

(1)
First nine months 2011 includes $7 million in restructuring charges primarily for severance associated with the acquisition and integration of Sterling.  First nine months 2010 includes restructuring charges of $3 million, primarily for severance.  See Note 15, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

(2)
First nine months 2011 includes a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  See Note 15, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

	September 30,	December 31,
(Dollars in millions)	2011	2010
Assets by Segment (1)
CASPI	$1,416	$1,280
Fibers	924	874
PCI	1,524	1,235
Specialty Plastics	1,205	1,017
Total Assets by Segment	5,069	4,406
Corporate Assets	1,114	966
Assets Held for Sale (2)	--	614
Total Assets	$6,183	$5,986

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.
(2)	For information regarding assets held for sale, see Note 2, "Discontinued Operations and Assets Held for Sale".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.	RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to fair value measurements and disclosures with the purpose of converging the fair value measurement and disclosure guidance issued by the FASB and the International Accounting Standards Board.  The guidance is effective for reporting periods beginning after December 15, 2011.  The guidance includes amendments that clarify the intent of the application of existing fair value measurement requirements along with amendments that change a particular principle or requirement for fair value measurements and disclosures.  The Company has concluded that the new guidance will not have a material impact on its Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, Consolidated Statements of Financial Position, or related disclosures.

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income.  The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation.  It is effective for reporting periods beginning after December 15, 2011.  The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented.  Upon adoption, the Company will continue to present components of comprehensive income in its Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  These statements will include reclassification adjustments as required by the new guidance for all periods presented.  Since this new guidance will affect disclosure requirements only, the Company has concluded that it will not have a material impact on the Company’s financial position or results of operations.

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

On January 31, 2011, the Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment for $615 million and recognized a gain of approximately $30 million, net of tax.  The Company contracted with the buyer for transition services to supply certain raw materials and services for a period of less than one year.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with U.S. GAAP.  The assets and liabilities of this business were reclassified as assets held for sale as of December 31, 2010.  The sale is not expected to impact product lines in the Specialty Plastics segment.  For additional information, see Note 2, "Discontinued Operations and Assets Held for Sale", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In third quarter 2011, the Company's Board of Directors declared a two-for-one split of the Company's common stock, distributed October 3, 2011 in the form of a 100 percent stock dividend.  All shares and per share amounts in this Quarterly Report on Form 10-Q have been adjusted for all periods presented for the stock split.  For additional information, see Note 14, "Earnings and Dividends Per Share" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In third quarter and first nine months 2011, there were $7 million in restructuring charges primarily for severance associated with the acquisition and integration of Sterling Chemicals, Inc. ("Sterling").  In addition, in first nine months 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

In first nine months 2011, cash flows included the use of $83 million of a total anticipated $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.

In first nine months 2010, there were $3 million in restructuring charges, primarily for severance associated with the acquisition and integration of Genovique Specialties Corporation ("Genovique").

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For evaluation and analysis of ongoing business results and of the impact on the Company and its segments of strategic decisions and actions to reduce costs and to improve the profitability of the Company, Eastman's management believes that Company and segment earnings should be considered both with and without asset impairments and restructuring charges (gains), net.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without these items.  In addition, management believes that cash provided by and used in operating activities should be considered both with and without the impact of adoption of amended accounting guidance for transfers of financial assets and tax payments for the gain on the sale of the PET business.  Management utilizes these measures to evaluate its operating results, cash flows, and cash position and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

OVERVIEW

The Company generated sales revenue of $1.8 billion and $1.5 billion in third quarter 2011 and 2010, respectively.  The increase in sales revenue was primarily due to higher selling prices which were in response to higher raw material and energy costs.

The Company generated sales revenue of $5.5 billion and $4.4 billion in first nine months 2011 and 2010, respectively.  Sales revenue increases were due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume was primarily due to growth in plasticizer product lines, the fourth quarter 2010 restart of a previously idled olefin cracking unit at the Longview, Texas facility, and strengthened end-use demand primarily in the packaging and transportation markets.  The increase was also due to growth initiatives including the increased utilization of the Korean acetate tow manufacturing facility and the Eastman TritanTM copolyester resin manufacturing facility, and the acquisition of the Genovique plasticizer product lines.

Operating earnings were $256 million in third quarter 2011 compared with $266 million in third quarter 2010.  Operating earnings were negatively impacted by restructuring charges of $7 million primarily for severance associated with the acquisition and integration of Sterling in third quarter 2011.  Operating earnings in third quarter 2011 also included $11 million of costs from an unplanned outage of an olefin cracking unit in Longview, Texas and $8 million from an acetyl technology license.  Operating earnings in third quarter 2010 were positively impacted by $22 million from the partial settlement of an insurance claim related to a power outage at the Longview, Texas manufacturing facility.  Outage costs and insurance settlements were primarily reflected in the Performance Chemicals and Intermediates ("PCI") and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments.  In third quarter 2011 compared to third quarter 2010, higher selling prices more than offset higher raw material and energy costs.

Operating earnings were $858 million in first nine months 2011 compared with $701 million in first nine months 2010.  Operating earnings included $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling, and a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project in first nine months 2011.  Operating earnings included restructuring charges of $3 million in first nine months 2010.  Excluding these items, operating earnings increased primarily due to higher selling prices and higher sales volume more than offsetting higher raw material and energy costs.

The Company generated $273 million of cash from operating activities during first nine months 2011, including $102 million in contributions to its U.S. defined benefit pension plans and $83 million of a total anticipated $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.  Working capital increased by $338 million due to increased inventory and increased accounts receivable.  The Company generated $297 million cash from operating activities during the first nine months of 2010 including a $200 million increase in working capital resulting from the adoption of amended accounting guidance for transfers of financial assets which impacted the financial statement presentation for activity under the Company’s accounts receivable securitization program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the first nine months of 2011 the Company has made progress on its growth initiatives by:

•	entering into a joint venture in China for a 30,000-ton acetate tow manufacturing facility, expected to be operational in 2013;
•	completing a demonstration facility for market testing of acetylated wood, which is expected to support a market launch beginning in early 2012 to select markets;
•	acquiring Sterling, a single site North American petrochemical producer, to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers, and acetic acid;
•	acquiring Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil;
•	acquiring Dynaloy, LLC, a producer of formulated solvents;
•	continuing commercial introduction of the new Eastman CerfisTM technology;
•	announcing the new EastmanTM microfiber technology; and
•	announcing several manufacturing capacity expansions to support its plasticizer business, including at the Kohtla-Järve, Estonia, Chestertown, Maryland, and Kingsport, Tennessee sites.

For additional information on acetylated wood, Eastman CerfisTM technology, and EastmanTM microfiber technology, see "Summary by Operating Segment" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS
	Third Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2011	2010	Change

Sales	$1,812	$1,507	20%	-- %	16%	4%	-- %

	First Nine Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2011	2010	Change

Sales	$5,455	$4,379	25%	7%	15%	2%	1%

Sales revenue in third quarter 2011 compared to third quarter 2010 increased $305 million.  The increase was primarily due to higher selling prices in all segments.  The higher selling prices were in response to higher raw material and energy costs.

Sales revenue in first nine months 2011 compared to first nine months 2010 increased $1,076 million.  The increase was primarily due to higher selling prices in all segments (particularly in the PCI segment) and higher sales volume primarily in the PCI segment.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume was primarily due to growth in plasticizer product lines, the fourth quarter 2010 restart of a previously idled olefins cracking unit at the Longview, Texas facility, and strengthened end-use demand primarily in the packaging and transportation markets.  The increase was also due to growth initiatives including the increased utilization of the Korean acetate tow manufacturing facility and the Eastman TritanTM copolyester resin manufacturing facility, and the acquisition of the Genovique plasticizer product lines.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Gross Profit	$420	$422	-- %	$1,316	$1,123	17%
As a percentage of sales	23%	28%		24%	26%

Gross profit in third quarter 2011 decreased compared to third quarter 2010 with decreases in the CASPI and Specialty Plastics segments mostly offset by increases in the PCI and Fibers segments.  Gross profit in third quarter 2011 included $11 million of costs from the unplanned outage of an olefin cracking unit reflected in the PCI and CASPI segments and $8 million from the acetyl technology license reflected in the PCI segment.  Gross profit in third quarter 2010 was positively impacted by $22 million from the partial settlement of the Longview, Texas insurance claim which was primarily reflected in the PCI and CASPI segments.  Gross profit as a percentage of sales in third quarter 2011 decreased compared to third quarter 2010 as a result of higher raw material and energy costs.

Gross profit in first nine months 2011 increased compared to first nine months 2010 in all segments.  Gross profit increased primarily due to higher selling prices and higher sales volume more than offsetting higher raw material and energy costs.  Gross profit as a percentage of sales in first nine months 2011 decreased slightly compared to first nine months 2010.

	Third Quarter			First Nine Months
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Selling, General and Administrative Expenses	$116	$114	2%	$350	$311	13%
Research and Development Expenses	41	42	(2) %	116	108	7%
	$157	$156	1%	$466	$419	11%
As a percentage of sales	9%	10%		9%	10%

Selling, general and administrative expenses in third quarter 2011 were slightly higher compared to third quarter 2010 primarily due to higher costs of growth and business development initiatives partially offset by lower performance-based compensation expense.

Selling, general and administrative expenses in first nine months 2011 were higher compared to first nine months 2010 primarily due to increased compensation expense and higher costs of growth and business development initiatives.

Research and development ("R&D") expenses were relatively unchanged for third quarter 2011 compared to third quarter 2010.  R&D expenses were higher for first nine months 2011 compared to first nine months 2010 primarily due to higher R&D expenses for growth initiatives.  R&D expenses in third quarter 2010 reflected increased spending for acetylated wood compared to previous periods resulting in comparable expenses between third quarter 2011 and third quarter 2010, but increased expenses in first nine months 2011 compared to first nine months 2010.

Asset Impairments and Restructuring Charges (Gains), Net

In third quarter and first nine months 2011, there were $7 million in restructuring charges primarily for severance associated with the acquisition and integration of Sterling.  In first nine months 2011, there was also a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

In first nine months 2010, there were $3 million in restructuring charges primarily for severance associated with the acquisition and integration of Genovique.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding asset impairments and restructuring charges (gains), net, see the segment discussions and Note 15, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings
	Third Quarter			First Nine Months
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Operating earnings	$256	$266	(4) %	$858	$701	22%
Asset impairments and restructuring charges (gains), net	7	--		(8)	3
Operating earnings excluding asset impairments and restructuring charges (gains), net	$263	$266	(1) %	$850	$704	21%

Net Interest Expense
	Third Quarter			First Nine Months
(Dollars in millions)	2011	2010	Change	2011	2010	Change

Gross interest costs	$23	$27		$69	$81
Less: Capitalized interest	2	1		7	2
Interest expense	21	26	(19) %	62	79	(22) %
Interest income	1	1		5	4
Net interest expense	$20	$25	(20) %	$57	$75	(24) %

Net interest expense decreased $5 million and $18 million in third quarter and first nine months 2011, respectively, compared to comparable 2010 periods primarily due to lower borrowing costs resulting from the debt restructuring in fourth quarter 2010 and higher capitalized interest resulting from higher capital spending.

For 2011, the Company expects net interest expense to decrease compared with 2010 primarily due to lower borrowing costs resulting from the debt restructuring in fourth quarter 2010 and higher capitalized interest resulting from higher capital spending.

Other Charges (Income), Net
	Third Quarter		First Nine Months
(Dollars in millions)	2011	2010	2011	2010

Foreign exchange transaction losses	$--	$(2)	$(1)	$7
Investment (gains) losses, net	(3)	(3)	(13)	(2)
Other, net	1	2	--	6
Other charges (income), net	$(2)	$(3)	$(14)	$11

First nine months 2011 investment gains included gains from equity investments and joint ventures and sales of business venture investments.

Provision for Income Taxes
	Third Quarter		First Nine Months
(Dollars in millions)	2011	2010	2011	2010

Provision for income taxes	$73	$82	$258	$207
Effective tax rate	31%	34%	32%	34%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The first nine months 2011 effective tax rate includes an $8 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.  The Company expects the full year tax rate on reported earnings from continuing operations before income tax to be approximately 32 percent.

Earnings from Continuing Operations and Diluted Earnings per Share
	Third Quarter
	2011		2010
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$165	$1.16	$162	$1.11
Asset impairments and restructuring charges (gains), net of tax	5	0.03	--	--
Earnings from continuing operations excluding asset impairments and restructuring charges (gains), net of tax	$170	$1.19	$162	$1.11

	First Nine Months
	2011		2010
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$557	$3.86	$408	$2.77
Asset impairments and restructuring charges (gains), net of tax	(5)	(0.03)	2	0.02
Earnings from continuing operations excluding asset impairments and restructuring charges (gains), net of tax	$552	$3.83	$410	$2.79

Net Earnings and Diluted Earnings per Share
	Third Quarter
	2011		2010
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$165	$1.16	$162	$1.11
Earnings from discontinued operations, net of tax	--	--	8	0.05
Gain from disposal of discontinued operations, net of tax	--	--	--	--
Net earnings	$165	$1.16	$170	$1.16

	First Nine Months
	2011		2010
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$557	$3.86	$408	$2.77
Earnings from discontinued operations, net of tax	8	0.06	11	0.08
Gain from disposal of discontinued operations, net of tax	31	0.21	--	--
Net earnings	$596	$4.13	$419	$2.85

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

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable.  For more information, refer to Note 18, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Included in first nine months 2011 is a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

The Company continues to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency with a focus on high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  The Company recently announced several innovation projects that are in various stages of development.  One such project is the Company’s process technology for wood acetylation, which chemically modifies wood to increase dimensional stability and durability and improve performance.  This new technology leverages the Company's integrated manufacturing streams to enable new market opportunities in sustainable products.  The Company is also developing Eastman Cerfis™ technology for wood finishing which uses its proprietary copolyesters and technology to extrusion-coat solid or engineered woods; and Eastman™ microfibers technology which leverages its polymers and applications technology expertise in high purity air filtration, liquid filtration, and energy storage media.

CASPI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2011	2010	$	%	2011	2010	$	%

Sales	$461	$406	$55	14%	$1,419	$1,195	$224	19%
Volume effect			2	1%			69	6%
Price effect			52	13%			159	13%
Product mix effect			(4)	(1) %			(12)	(1) %
Exchange rate effect			5	1%			8	1%

Operating earnings	82	89	(7)	(8) %	279	246	33	13%

Sales revenue increased in third quarter 2011 compared to third quarter 2010 primarily due to higher selling prices which were in response to higher raw material and energy costs.

Sales revenue increased in first nine months 2011 compared to first nine months 2010 primarily due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply.  The higher sales volume was attributed primarily to strengthened end-use demand in the packaging, durable goods, and transportation markets, particularly in the U.S.

Operating earnings decreased in third quarter 2011 compared to third quarter 2010.  Third quarter 2011 operating earnings included $3 million of costs from the unplanned outage of an olefin cracking unit, while third quarter 2010 operating earnings included $9 million from the partial settlement of an insurance claim.  Third quarter 2011 operating earnings were positively impacted by higher selling prices which more than offset higher raw material and energy costs.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased in first nine months 2011 compared to first nine months 2010 primarily due to higher selling prices, higher sales volume, and the increased benefits from cracking propane to produce low-cost propylene, which more than offset higher raw material and energy costs.  In first nine months 2010, operating earnings included $12 million of the insurance proceeds from the partial settlement related to the Longview, Texas outage.

The Company is progressing on both organic and inorganic growth initiatives in the CASPI segment.  The Company is expanding capacity for its specialty hydrocarbon resins through an additional expansion of the Company's hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands which is expected to be operational in fourth quarter 2011, an additional debottleneck of the hydrogenated hydrocarbon facility in Longview, Texas, which was operational in first quarter 2011, and an expansion of the pure monomer and hydrogenated resins production capacity in Jefferson, Pennsylvania, which is expected to be operational in the first half of 2012.  In third quarter 2011, the Company purchased Dynaloy, LLC, a producer of formulated solvents, to support the segment’s growth efforts for the electronic materials product line.

Fibers Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2011	2010	$	%	2011	2010	$	%

Sales	$334	$301	$33	11%	$955	$842	$113	13%
Volume effect			1	-- %			30	3%
Price effect			14	5%			33	4%
Product mix effect			16	6%			48	6%
Exchange rate effect			2	-- %			2	-- %

Operating earnings	92	89	3	3%	266	248	18	7%

Sales revenue increased in third quarter 2011 compared to third quarter 2010 primarily due to a favorable shift in product mix and higher selling prices.  The favorable shift in product mix was mainly due to higher acetate tow sales volume resulting from increased utilization of the recently completed acetate tow manufacturing facility in Korea.  The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp.  The higher acetate tow sales volume was mostly offset by lower acetyl chemicals sales volume.

Sales revenue increased in first nine months 2011 compared to first nine months 2010 primarily due to a favorable shift in product mix, higher selling prices, and higher sales volume.  The favorable shift in product mix was mainly due to higher acetate tow sales volume resulting from increased utilization of the recently completed acetate tow manufacturing facility in Korea.  The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp.

Operating earnings increased in third quarter and first nine months 2011 compared to third quarter and first nine months 2010 primarily due to higher acetate tow sales volume in Asia Pacific and higher selling prices, mostly offset by higher raw material and energy costs.

The Company has entered into a joint venture for a 30,000-ton acetate tow manufacturing facility in China.  The facility is expected to be operational in 2013.  Eastman will have 45 percent ownership of the joint venture and will provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2011	2010	$	%	2011	2010	$	%

Sales	$740	$534	$206	39%	$2,163	$1,557	$606	39%
Volume effect			21	4%			212	14%
Price effect			134	25%			323	21%
Product mix effect			47	9%			63	4%
Exchange rate effect			4	1%			8	-- %

Operating earnings	71	74	(3)	(4) %	247	177	70	40%

Asset impairments and restructuring charges, net	7	--	7		7	3	4

Operating earnings excluding asset impairments and restructuring charges, net	78	74	4	5%	254	180	74	41%

Sales revenue increased in third quarter 2011 compared to third quarter 2010 due to higher selling prices and a favorable shift in product mix.  The higher selling prices were in response to higher raw material and energy costs.  The favorable shift in product mix was due to increased sales revenue from plasticizer product lines, $8 million from the acetyl technology license, and $15 million of sales revenue from the recently acquired Sterling business.

Sales revenue increased in first nine months 2011 compared to first nine months 2010 due to higher selling prices and higher sales volume.  The increased selling prices were in response to higher raw material and energy costs and also attributed to strengthened demand in the U.S. and tight industry supply, particularly for olefin-derivative product lines.  The higher sales volume was primarily due to growth in plasticizer product lines, which included the acquired Genovique plasticizer product lines, particularly in the U.S. and Europe, and the restart of the previously idled Texas olefin cracking unit.

Excluding asset impairments and restructuring charges, net, in third quarter 2011 primarily for severance related to the acquisition and integration of Sterling, operating earnings increased due to higher selling prices and a favorable shift in product mix more than offsetting higher raw material and energy costs.  Operating earnings in third quarter 2011 included $8 million from the acetyl technology license and $8 million of costs from the unplanned outage of an olefin cracking unit.  Operating earnings in third quarter 2010 were positively impacted by $12 million from the partial settlement of an insurance claim.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding asset impairments and restructuring charges, net, operating earnings increased in first nine months 2011 compared to first nine months 2010 primarily due to higher selling prices, higher sales volume, and the increased benefits from cracking propane to produce low-cost propylene, which more than offset higher raw material and energy costs.  First nine months 2011 operating earnings included $8 million from the acetyl technology license and costs of $10 million from the unplanned outage of an olefin cracking unit at the Longview, Texas facility.  First nine months 2010, operating earnings included $12 million from the acetyl technology license and $18 million of the insurance proceeds from partial settlement related to the 2010 Longview, Texas manufacturing outage.  In first nine months 2011, operating earnings included $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling, and in first nine months 2010 included $3 million in restructuring charges, primarily for severance associated with the acquisition and integration of Genovique.

In third quarter 2011, the Company acquired Sterling, a single site North American petrochemical producer.  The transaction includes Sterling’s acetic acid contract and plasticizer manufacturing assets in Texas City, Texas.  Eastman plans to modify and restart Sterling's currently idled plasticizer manufacturing facility to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers.  Also, in third quarter 2011, the Company acquired Scandiflex, a manufacturer of plasticizers located in São Paulo, Brazil.  Scandiflex’s manufacturing capabilities and customer relationships in Brazil are expected to enable Eastman to accelerate growth of its PCI segment’s non-phthalate plasticizer business in the Latin America region.

In addition to its recent acquisitions, the Company has announced several manufacturing expansions to support its plasticizer business at its Kohtla-Järve, Estonia, Chestertown, Maryland, and Kingsport, Tennessee sites.  These expansions are expected to be completed by the end of second quarter 2012.  The Company is increasing capacity to produce its largest oxo aldehyde chemical, 2-ethyl hexanol ("2-EH"), which is expected to be operational in 2012.  The Company both sells 2-EH to external markets and uses it internally in its plasticizers production.  End markets for 2-EH include building and construction, transportation, medical, and consumer and industrial.

Specialty Plastics Segment
	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2011	2010	$	%	2011	2010	$	%

Sales	$277	$266	$11	4%	$918	$785	$133	17%
Volume effect			(31)	(12) %			(2)	-- %
Price effect			42	16%			126	16%
Product mix effect			(2)	(1) %			5	1%
Exchange rate effect			2	1%			4	-- %

Operating earnings	29	29	--	-- %	96	69	27	39%

Sales revenue increased in third quarter 2011 compared to third quarter 2010 primarily due to higher selling prices, partially offset by lower sales volume.  Selling prices increased in response to higher raw material and energy costs, particularly for paraxylene.  The lower sales volume was attributed to weakened demand for copolyester product lines, particularly in packaging, consumer durable goods, and liquid crystal display ("LCD") end markets, customer inventory destocking, and some customer shift to other plastic materials that do not use paraxylene as a raw material.

Sales revenue increased in first nine months 2011 compared to first nine months 2010 primarily due to higher selling prices.  Selling prices increased in response to higher raw material and energy costs, particularly for paraxylene.

Operating earnings were unchanged in third quarter 2011 compared to third quarter 2010 as higher selling prices were offset by higher raw materials and energy costs and lower sales volume.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased in first nine months 2011 compared to first nine months 2010 primarily due to increased selling prices which more than offset higher raw material and energy costs.

The monomer manufacturing facility and the first Eastman TritanTM copolyester resin manufacturing facility in Kingsport, Tennessee commenced production in first quarter 2010. The Company is adding another 30,000 metric tons of resin capacity for TritanTM, which is expected to be operational in early 2012.  The Company is also expanding its capacity for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyester, by approximately 25 percent and expects the capacity to be operational in two phases in fourth quarter 2011 and in early 2012, and is expanding its cellulose triacetate capacity by approximately 70 percent, with the new capacity expected to be operational in second quarter 2012.

SUMMARY BY CUSTOMER LOCATION

    Sales Revenue

	Third Quarter
(Dollars in millions)	2011	2010	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$978	$771	27%	1%	21%	5%	-- %
Asia Pacific	433	369	17%	-- %	11%	5%	1%
Europe, Middle East, and Africa	323	291	11%	(2) %	11%	(1) %	3%
Latin America	78	76	4%	(13) %	9%	8%	-- %
	$1,812	$1,507	20%	-- %	16%	4%	-- %

Sales revenue in the United States and Canada increased in third quarter 2011 compared to third quarter 2010 primarily due to higher selling prices, particularly in the PCI segment.

Sales revenue in Asia Pacific increased in third quarter 2011 compared to third quarter 2010 primarily due to higher selling prices in all segments and a favorable shift in product mix in the Fibers segment.

Sales revenue in Europe, Middle East, and Africa increased in third quarter 2011 compared to third quarter 2010 primarily due to higher selling prices, particularly in the CASPI segment.

Sales revenue in Latin America increased in third quarter 2011 compared to third quarter 2010 primarily due to higher selling prices, particularly in the CASPI and PCI segments, and a favorable shift in product mix primarily in the PCI segment partially offset by lower sales volume in all segments.  Lower sales volume was primarily due to sales being redirected to other regions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Nine Months
(Dollars in millions)	2011	2010	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$2,900	$2,253	29%	9%	17%	3%	-- %
Asia Pacific	1,264	1,058	19%	4%	11%	4%	-- %
Europe, Middle East, and Africa	1,048	851	23%	8%	13%	1%	1%
Latin America	243	217	12%	(2) %	13%	1%	-- %
	$5,455	$4,379	25%	7%	15%	2%	1%

Sales revenue in the United States and Canada increased in first nine months 2011 compared to first nine months 2010 due to higher selling prices and higher sales volume, particularly in the PCI segment.

Sales revenue in Asia Pacific increased in first nine months 2011 compared to first nine months 2010 primarily due to higher selling prices in all segments, and higher sales volume and a favorable shift in product mix, primarily in the Fibers segment.

Sales revenue in Europe, Middle East, and Africa increased in first nine months 2011 compared to first nine months 2010 due to higher selling prices in all segments and higher sales volume, particularly in the PCI segment.

Sales revenue in Latin America increased in first nine months 2011 compared to first nine months 2010 primarily due to higher selling prices, particularly in the PCI and CASPI segments.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2011	2010

Net cash provided by (used in)
Operating activities	$273	$297
Investing activities	(16)	(323)
Financing activities	(326)	(126)
Effect of exchange rate changes on cash and cash equivalents	1	1
Net change in cash and cash equivalents	(68)	(151)

Cash and cash equivalents at beginning of period	516	793

Cash and cash equivalents at end of period	$448	$642

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Nine Months
(Dollars in millions)	2011	2010

Net cash provided by (used in) operating activities	$273	$297
Impact of adoption of amended accounting guidance (1)	--	200
Impact of tax payment on the sale of the PET business (2)	83	--
Net cash provided by operating activities excluding items	356	497

Additions to properties and equipment	(333)	(133)
Dividends paid to stockholders	(100)	(96)

Free Cash Flow	$(77)	$268

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

(2)
Third quarter and first nine months 2011 cash flows included the use of $28 million and $83 million, respectively, of a total anticipated $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.

Cash provided by operating activities was $273 million during first nine months 2011.  The Company contributed $102 million to its U.S. defined benefit pension plans, which is reflected as a reduction in "Post-employment obligations" on the Consolidated Statement of Financial Position.  Additionally, the Company paid $83 million of a total anticipated $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.  Working capital increased by $338 million due to increased inventory resulting from increased raw material costs and in preparation for planned manufacturing maintenance in fourth quarter 2011 as well as increased accounts receivable primarily attributed to increased sales revenue.  The Company generated $297 million cash from operating activities during the first nine months of 2010 including a $200 million increase in working capital resulting from the adoption of amended accounting guidance for transfers of financial assets which impacted the financial statement presentation for activity under the Company’s accounts receivable securitization program.

Cash used in investing activities was $16 million in first nine months 2011 compared to $323 million used in investing activities in first nine months 2010.  First nine months 2011 included the receipt of $615 million from the sale of the PET business, payments for acquisitions including approximately $120 million for Sterling and Scandiflex, and capital expenditures of $333 million.  Also, in first nine months 2011 the Company invested $200 million in short-term time deposits having staggered maturities between three and ten months at the investment date. First nine months 2010 included the acquisition of Genovique, payments for the acquisition of the Korean acetate tow facility, and capital expenditures of $133 million.

Cash used in financing activities totaled $326 million in first nine months 2011 compared to $126 million used in financing activities in first nine months 2010.  Share repurchases in first nine months 2011 were $292 million compared to share repurchases of $68 million in first nine months 2010.

The payment of dividends and proceeds from stock option exercises are also reflected in financing activities in all periods.

The Company expects free cash flow (cash from operating activities less capital expenditures and dividends, excluding the tax payments on the sale of the PET business) in 2011 of between $175 million and $200 million, assuming capital expenditures of approximately $475 million and $102 million U.S. defined benefit pension plans funding in first nine months 2011.  The priorities for uses of available cash in 2011 are payment of the quarterly cash dividend, funding targeted growth initiatives (including organic initiatives and joint ventures and acquisitions) and defined benefit pension plans, and repurchasing shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Company had cash and cash equivalents and short-term time deposits at September 30, 2011 and December 31, 2010 as follows:

	September 30,	December 31,
(Dollars in millions)	2011	2010
Cash and cash equivalents	$448	$516
Short-term time deposits	201	--

Total cash and cash equivalents and short-term time deposits	$649	$516

In addition, at September 30, 2011, the Company had access to the sources of liquidity described below.

The Company had a $700 million revolving credit facility ("Credit Facility") in two tranches, with $125 million expiring in April 2012 and $575 million expiring in April 2013.  The Company expects to renew or replace the Credit Facility on similar terms, subject to market conditions, before the end of second quarter 2012.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a facility fee is paid on the total commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the Credit Facility.  The Credit Facility provides liquidity support for general corporate purposes.

The Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2011.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At September 30, 2011 and December 31, 2010, the Company had no outstanding borrowings under the A/R Facility.

For more information regarding interest rates, refer to Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In first nine months 2011, the Company made $102 million in contributions to its U.S. defined benefit pension plans.  In 2010, the Company made $35 million in contributions to its U.S. defined benefit pension plan.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Capital Expenditures

Capital expenditures were $333 million and $133 million in first nine months 2011 and 2010, respectively.  The higher expenditures in first nine months 2011 were primarily due to capital spending on organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.  The lower expenditures in first nine months 2010 were primarily due to the deferral of discretionary spending in response to the global recession.  The Company expects that 2011 capital spending will be approximately $475 million for required maintenance, organic growth initiatives, and environmental infrastructure.

Other Commitments

At September 30, 2011, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 15 years.  The Company has $149 million principal amount of 7% notes maturing in second quarter 2012.  The Company expects to fund this obligation through available cash, other available sources of liquidity, or new borrowings.  See Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Other borrowings, related primarily to credit facility borrowings, totaled $5 million.

The Company had various purchase obligations at September 30, 2011 totaling approximately $1.4 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, refer to Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at September 30, 2011 totaling approximately $1.3 billion primarily related to pension, retiree medical, and other post-employment obligations.

The items described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total

2011	$--	$--	$23	$74	$7	$98	$202
2012	149	5	87	269	26	48	584
2013	--	--	81	248	20	49	398
2014	--	--	81	131	10	52	274
2015	250	--	81	130	12	56	529
2016 and beyond	1,195	--	528	589	26	1,043	3,381
Total	$1,594	$5	$881	$1,441	$101	$1,346	$5,368

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

Treasury Stock

On October 3, 2011, the Company distributed a two-for-one split of the Company's common stock in the form of a 100 percent stock dividend.  For additional information, see Note 14, "Earnings and Dividends Per Share" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In August 2010, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in June 2011, acquiring a total of 7.1 million shares.

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of September 30, 2011, a total of 4,064,430 shares of common stock have been repurchased under this authorization for a total amount of approximately $176 million.

During first nine months 2011, the Company repurchased 6,564,822 shares of common stock for a cost of approximately $292 million.

Dividends

The Company declared cash dividends of $0.26 per share and $0.22 per share in third quarter 2011 and 2010 and $0.73 per share and $0.66 per share in first nine months 2011 and 2010, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended accounting guidance related to fair value measurements and disclosures with the purpose of converging the fair value measurement and disclosure guidance issued by the FASB and the International Accounting Standards Board.  The guidance is effective for reporting periods beginning after December 15, 2011.  The guidance includes amendments that clarify the intent of the application of existing fair value measurement requirements along with amendments that change a particular principle or requirement for fair value measurements and disclosures.  The Company has concluded that the new guidance will not have a material impact on its Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings, Consolidated Statements of Financial Position, or related disclosures.

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income.  The standards update is intended to help financial statement users better understand the causes of an entity’s change in financial position and results of operation.  It is effective for reporting periods beginning after December 15, 2011.  The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statement where the components of net income and other comprehensive income are presented.  Upon adoption, the Company will continue to present components of comprehensive income in its Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  These statements will include reclassification adjustments as required by the new guidance for all periods presented.  Since this new guidance will affect disclosure requirements only, the Company has concluded that it will not have a material impact on the Company’s financial position or results of operations.

2011 OUTLOOK

The Company expects to benefit from the combination of the restart of an olefin cracking unit, lower interest expense, full year integration of the Genovique acquisition and Korean acetate tow manufacturing facility, strong market adoption of the TritanTM copolyester products, continued substitution of Eastman products for other materials, and new applications for existing products.

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

The Company expects capital spending to be approximately $475 million for required maintenance, organic growth initiatives, and environmental infrastructure.

The Company expects between $175 million and $200 million of free cash flow (operating cash flow less capital expenditures and dividends, excluding the tax payments on the sale of the PET business).

Based upon the foregoing expectations and the expectation that normal seasonality and customer inventory destocking will decrease sales volume in fourth quarter 2011, the Company expects fourth quarter 2011 earnings per share to be higher than fourth quarter 2010 earnings per share of $0.70 and full year 2011 earnings per share to be approximately $4.62, excluding asset impairments and restructuring charges and gains, net, for both periods.

See "Forward-Looking Statements and Risk Factors" below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "2011 Outlook" and certain other statements in this Quarterly Report on Form 10-Q which are not statements of historical fact may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; integration of any acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

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

While economic and financial market conditions have improved from those in 2008 and 2009, continued uncertain conditions in the global economy and global capital markets may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results were affected by the impact of the recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that  affected the global economy.  If the global economy or financial markets again deteriorate or experience significant new disruptions, the Company's results of operations, financial condition, and cash flows could be materially adversely affected; in addition the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In addition to the foregoing most significant known risk factors to the Company, there may be other factors, not currently known to the Company, which could, in the future, materially adversely affect the Company, its business, financial condition, or results of operations.  The foregoing discussion of the most significant risk factors to the Company does not necessarily present them in order of importance.  This disclosure, including that under "2011 Outlook" and "Forward-Looking Statements and Risk Factors," and other forward-looking statements and related disclosures made by the Company in this Quarterly Report on Form 10-Q Report and elsewhere from time to time, represents management's best judgment as of the date the information is given.  The Company does not undertake responsibility for updating any of such information, whether as a result of new information, future events, or otherwise, except as required by law.  Investors are advised, however, to consult any further public Company disclosures (such as in filings with the Securities and Exchange Commission or in Company press releases) on related subjects.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2010 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2011, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company's internal control over financial reporting that occurred during third quarter 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Jefferson (Pennsylvania) Environmental Proceeding

As previously reported, in December 2005, Eastman Chemical Resins, Inc., a wholly-owned subsidiary of the Company (the "ECR Subsidiary"), received a Notice of Violation ("NOV") from the United States Environmental Protection Agency's Region III Office ("EPA") alleging that the ECR Subsidiary's West Elizabeth, Jefferson Borough, Allegheny County, Pennsylvania manufacturing operation violated certain federally enforceable local air quality regulations and certain provisions in a number of air quality-related permits.  In September 2011, Eastman reached agreement with EPA and the Allegheny County Health Department to settle the alleged noncompliance through a Consent Decree filed with the United States District Court for the Western District of Pennsylvania.  This disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of administrative proceedings commenced under environmental laws that involve governmental authorities as parties and monetary sanctions of at least $100,000.  The ultimate resolution of this proceeding did not have a material impact on the Company's financial condition, results of operations, or cash flows.

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Part I – Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

 (c)  Purchases of Equity Securities by the Issuer

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Approximate Dollar Value (in millions) that May Yet Be Purchased Under the Plans or Programs (4)
July 1- 31, 2011	90,000	$51.33	90,000	$234
August 1 - 31, 2011	2,475,000	$39.84	2,475,000	$136
September 1 - 30, 2011	300,000	$41.28	300,000	$123
Total	2,865,000	$40.35	2,865,000

(1)
Shares and share prices have been retrospectively adjusted for all periods presented for the two-for-one stock split that was distributed on October 3, 2011.  For additional information, see Note 14, "Earnings and Dividends Per Share", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(2)	Shares repurchased under a Company announced repurchase plan.
(3)	Average price paid per share reflects the weighted average purchase price paid for share.
(4)
In February 2011, the Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of September 30, 2011, a total of 4,064,430 shares have been repurchased under this authorization for a total amount of approximately $176 million.  During first nine months 2011, the Company repurchased 6,564,822 shares of common stock for a cost of approximately $292 million under the current and a previous stock repurchase authorization.  For additional information, see Note 13, "Stockholders' Equity", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 48.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: November 1, 2011	By:	/s/Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company, as amended (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by referenced to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

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

4.10
$200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, July 7, 2010, January 31, 2011, and July 6, 2011), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, and Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

4.11
Amended and Restated Credit Agreement, dated as of April 3, 2006 (the "Credit Agreement") among Eastman Chemical Company, the Lenders named therein, and Citigroup Global Markets , Inc. and J. P. Morgan Securities Inc., as  joint lead arrangers, as amended on November 16, 2007 and March 10, 2008 (incorporated herein by reference to Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Exhibit 4.10 to the Company's Quarterly  Report on Form 10-Q for the quarter ended March 31, 2008)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.13	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.14	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

10.01	Form of Award Notice for Stock Options Granted to Executive Officers on November 1, 2011	50-51

10.02	Forms of Performance Share Award to Executive Officers (2012 – 2014 Performance Period)	52-75

10.03	Amended and Restated Eastman Executive Deferred Compensation Plan	76-93

10.04	Amended and Restated Eastman Directors' Deferred Compensation Plan	94-107

10.05	Form of Award Notice for Stock Options Granted to James P. Rogers, Chief Executive Officer, on November 2, 2011	108-109

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	110

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended September 30, 2011	111

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2011	112

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended September 30, 2011	113

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2011	114

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document