Form 10-K
period 2011-12-31
EASTMAN CHEMICAL CO
filed 2012-02-22
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
PAGE 1 OF 127 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 123

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

The aggregate market value (based upon the $51.04 closing price on the New York Stock Exchange on June 30, 2011, adjusted for the October 3, 2011 two-for-one stock split) of the 136,444,185 shares of common equity held by non-affiliates as of December 31, 2011 was approximately $6,964,111,202 using beneficial ownership rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude common stock that may be deemed beneficially owned as of December 31, 2011 by Eastman Chemical Company's ("Eastman" or the "Company") directors and executive officers and charitable foundation, some of whom might not be held to be affiliates upon judicial determination.  A total of 137,003,954 shares of common stock of the registrant were outstanding at December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement relating to the 2012 Annual Meeting of Stockholders (the "2012 Proxy Statement"), to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10 to 14 of this Annual Report on Form 10-K (the "Annual Report") as indicated herein.

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report which are not statements of historical fact may be "forward-looking statements" as defined in, and subject to the protections of, the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; expectations regarding the completion of the acquisition of Solutia Inc., including our ability to achieve the expected benefits and synergies from the acquired businesses; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing of, and benefits from, the integration of and expected business and financial performance of acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal estimates and other analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions, and other factors.  These plans and expectations and the underlying assumptions are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  There also can be no assurance regarding the timing of completion of any proposed acquisitions, and the timing or actual achievement of expected benefits from, integration plans relating to, and expected synergies from, acquired businesses.  Actual results could differ materially from expectations expressed in any forward-looking statements if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized.  The most significant known factors that could cause actual results to differ materially from those in the forward-looking statements are identified and discussed in Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-Looking Statements and Risk Factors" of this Annual Report.

TABLE OF CONTENTS

ITEM	PAGE

PART I

1.	Business	5

1A.	Risk Factors	24

1B.	Unresolved Staff Comments	24

	Executive Officers of the Company	25

2.	Properties	27

3.	Legal Proceedings	29

4.	Mine Safety Disclosures	29

PART II

PART III
10.	Directors, Executive Officers and Corporate Governance	118

11.	Executive Compensation	118

12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118

13.	Certain Relationships and Related Transactions, and Director Independence	119

14.	Principal Accountant Fees and Services	119

PART IV

15.	Exhibits and Financial Statement Schedules	120

SIGNATURES

Signatures	121

PART I

ITEM 1. BUSINESS

CORPORATE OVERVIEW

Eastman Chemical Company ("Eastman" or the "Company") is a global chemical company which manufactures and sells a broad portfolio of chemicals, plastics, and fibers.  Eastman began business in 1920 for the purpose of producing chemicals for Eastman Kodak Company's photographic business and became a public company, incorporated in Delaware, on December 31, 1993.  Eastman has nineteen manufacturing sites in ten countries and equity interests in joint ventures that supply chemicals, plastics, and fibers products to customers throughout the world.  The Company's headquarters and largest manufacturing site are located in Kingsport, Tennessee.

In 2011, the Company had sales revenue of $7.2 billion, operating earnings of $1.0 billion, and earnings from continuing operations of $657 million.  Earnings per diluted share from continuing operations were $4.59 in 2011.  Asset impairments and restructuring charges and gains included in 2011 operating earnings were gains of $8 million.

The Company's products and operations are managed and reported in four operating segments: the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment, the Fibers segment, the Performance Chemicals and Intermediates ("PCI") segment, and the Specialty Plastics segment.  The Company manages certain costs and initiatives at the corporate level, including certain research and development ("R&D") costs not allocated to the operating segments.  For additional information concerning the Company's operating segments, see Note 22 "Segment Information" to the Company's consolidated financial statements in Part II, Item 8 of this 2011 Annual Report on Form 10-K (this "Annual Report").

Business Strategy

Eastman's objective is to be an outperforming chemical company through consistently solid financial results and disciplined execution of its growth strategies.  The Company's business segments currently sell differentiated products into diverse markets and geographic regions.  Management believes that the Company can increase the revenues from its businesses with increasing profitability through a balance of new applications for existing products, development of new products, and sales growth in adjacent markets and emerging economies.  These revenue and earnings increases are expected to result from both organic (internal growth) and inorganic (external growth through joint venture and acquisition) initiatives.

The Company is focusing on the following recently completed and current growth initiatives:

•
In the PCI segment, the Company completed several initiatives in 2011 to expand its non-phthalate plasticizer business, including the acquisitions of Sterling Chemicals, Inc. ("Sterling") and Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex").  The acquired Sterling idled plasticizer manufacturing unit is being retrofitted to produce non-phthalate plasticizers, with the first of two phases expected to be online in the first half of 2012.  The Company also plans to increase capacity of 2-ethyl hexanol in first half 2012 to support expected growth in the plasticizers, coatings, and fuel additive markets.

•
In the Specialty Plastics segment, the Company is adding another 30,000 metric tons of resin capacity at its facility in Kingsport, Tennessee for TritanTM copolyester polymer, which is expected to be operational in early 2012.  The Company is expanding its capacity for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyesters, by 25 percent in two phases with the first operational in fourth quarter 2011 and the second expected to be operational in first quarter 2012.  In addition, the Company is expanding its cellulose triacetate capacity by 70 percent, with the new capacity expected to be operational in first quarter 2012.

•
In the CASPI segment, the Company completed an additional 20 percent expansion of its hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands, and an additional 10 percent debottleneck of the hydrogenated hydrocarbon facility in Longview, Texas in 2011.  The Company also acquired Dynaloy, LLC ("Dynaloy") in 2011 as part of its electronic materials growth initiative.

•	In the Fibers segment, in 2011 the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China, expected to be operational in mid-2013.

•
The Company continues to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include the completion of a demonstration facility for market testing of acetylated wood, branded as Perennial WoodTM, in second half 2011 and commercial introduction in first quarter 2012 to select markets; the initial commercial introduction of the new Eastman CerfisTM building and construction products technology, with anticipation that the application will be expanded nationwide by the end of 2012; and the announcement of the new EastmanTM microfiber technology.

•
On January 26, 2012, the Company entered into a definitive agreement to acquire Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.  The transaction remains subject to approval by Solutia's shareholders and receipt of required regulatory approvals as well as other customary closing conditions.  The transaction is expected to close in mid-2012.  The acquisition of Solutia is expected to:

o	broaden Eastman's global presence, particularly in Asia Pacific;
o	establish a combined platform with organic growth opportunities through complementary technologies and business capabilities and an overlap of key end-markets; and
o	expand Eastman's portfolio of sustainable products.
For further information, see Part II—Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview" and "Outlook" of this Annual Report.

The Company benefits from advantaged feedstocks and proprietary technologies, and is focusing on sustainability as a competitive strength for growth.  Eastman has developed new products and technologies that enable customers' development and sales of sustainable products, and has reduced its greenhouse gas emissions and energy consumption on a unit basis.

Management expects continued earnings growth, despite ongoing economic uncertainty, as a result of the strength of the Company's businesses and balance sheet.  The Company continues to evaluate inorganic growth opportunities, through joint ventures and acquisitions, intended to enhance the Company's product portfolios and to extend into emerging markets.

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

•
In the acetyl stream, the Company begins with high sulfur coal which is then gasified in its coal gasification facility.  The resulting synthesis gas is converted into a number of chemicals including methanol, methyl acetate, acetic acid, and acetic anhydride.  These chemicals are used in manufacturing products throughout the Company including acetate tow, acetate yarn, and cellulose esters.  The Company's ability to use coal is a raw material cost advantage.  The Company continues to evaluate opportunities to further leverage its gasification expertise to produce additional cost advantaged chemicals from petroleum coke or coal in addition to natural gas and petroleum.  Manufacturing capacities in 2011 of select chemicals and product lines in the acetyl stream for acetic chemicals included: 611 million pounds of acetic acid; 1,631 million pounds of acetic anhydride; and 475 million pounds of methanol.  These quantities are an average for the year based on the number of operating days and daily rates per manufacturing asset.

•
In the olefins stream, the Company begins primarily with propane and ethane, which are then cracked at its facility in Longview, Texas into propylene, as well as ethylene.  "Cracking" is a chemical process in which gases are converted into more reactive molecules for use in the manufacturing process.  The Company also purchases propylene for use at its Longview facility and its facilities outside the U.S.  The propylene is used in oxo derivative products.  The ethylene is used in oxo derivative products, acetaldehyde and ethylene glycol production and is also sold commercially.  There are four cracking units located at the Company's Longview, Texas facility.  Eastman had previously shut down the first of the three units identified for a staged phase-out and idled the second cracking unit.  In 2010, a decision was made to restart the idled cracking unit due to the Company's improved competitive position based on low cost feedstocks and olefin market conditions.  The Company continues to evaluate options to further improve its olefin cost position including consideration to produce more propylene. Petrochemical business cycles are influenced by periods of over- and under-capacity.  Capacity additions to steam cracker units around the world, combined with demand for light olefins, determine the operating rate and thus profitability of producing olefins.  Historically, periodic additions of large blocks of capacity have caused profit margins of light olefins to expand and contract, resulting in "ethylene" or "olefins" cycles.  The Company believes it is less impacted by the these cycles than it has been historically due to actions it has taken to leverage its diverse derivatives products to take advantage of regulatory trends and focus on more durable markets.  Manufacturing capacities in 2011 of select chemicals and product lines in the olefins stream included: 1,310 million pounds of ethylene; 404 million pounds of acetaldehyde and 220 million pounds of ethylene glycol (both ethylene derivatives); 567 million pounds of propylene; and 2,013 million pounds of oxo aldehydes, 1,077 million pounds of oxo alcohols, and 654 million pounds of plasticizers (all oxo products).  These quantities are calculated as described above in the acetyl stream.  Manufacturing capacities of ethylene and propylene increased from 1,010 million pounds and 392 million pounds, respectively, for 2010 as a result of the restart of the idled cracking unit.  Plasticizers production capacity increased from 496 million pounds in 2009 as a result of the acquisitions of Genovique Specialties Corporation ("Genovique") in 2010 and Sterling and Scandiflex in 2011.

•
In the polyester stream, the Company begins with purchased paraxylene and produces purified terephthalic acid ("PTA") and dimethyl terephthalate ("DMT") for polyesters and copolyesters.  PTA or DMT is then reacted with ethylene glycol, which the Company both makes and purchases, along with other raw materials (some of which the Company makes and are proprietary) to produce polyesters.  The Company believes that this backward integration of polyester manufacturing is a competitive advantage, giving Eastman a low cost position, as well as surety of intermediate supply.  In addition, Eastman can add specialty monomers to copolyesters to provide clear, tough, chemically resistant product characteristics.  As a result, the Company's copolyesters can effectively compete with materials such as polycarbonate and acrylic.

The following chart shows significant Eastman products, markets, and end uses by segment and manufacturing stream.

SEGMENT	ACETYL STREAM	POLYESTER STREAM	OLEFINS STREAM	KEY PRODUCTS, MARKETS, AND END USES
CASPI	X		X
Polymers, resins, and solvents for paints and coatings used in architectural, transportation, industrial, and original equipment manufacturing ("OEM"); inks used in packaging; adhesives ingredients used in tapes, labels, personal care products and building and construction uses; and other formulated products

Fibers	X			Acetate fibers for filter products and textiles
PCI	X	X	X
Intermediate chemicals for agriculture, transportation, beverages, nutrition, building and construction, pharmaceuticals, coatings, medical devices, toys, adhesives, household products, polymers, textiles, consumer and industrial products, and health and wellness uses

Specialty Plastics	X	X	X
Copolyesters and cellulosics for appliances, store fixtures and displays, building and construction, electronic packaging, medical devices and packaging, graphic arts, general purpose packaging, personal care and cosmetics, food and beverage packaging, performance films, tape and labels, fibers/nonwovens, photographic and optical films, and liquid crystal displays ("LCD")

In addition to stream integration, the Company also derives value from Eastman's cellulosics expertise.  These cellulosics are natural polymers, sourced from managed forests, which, when combined with the acetyl and olefin streams, provide differentiated product lines and an advantaged raw material position for Eastman.

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

Financial Strategy

In addition to managing its businesses and growth initiatives, the Company remains committed to maintaining a strong financial position with financial flexibility and consistently solid cash flows.  The Company employs what management believes is a disciplined process for capital allocation and deployment of cash.  The Company pursues a variety of organic growth opportunities and also considers appropriate inorganic growth opportunities, including joint ventures and acquisitions.  The Company also returns cash to stockholders through dividends and from time to time by share repurchases.  The Company also manages its debt based upon its capital structure objectives, funding requirements, and public and private debt market conditions.

BUSINESS SEGMENTS

The Company's products and operations are currently managed and reported in four operating segments: the CASPI segment, the Fibers segment, the PCI segment, and the Specialty Plastics segment.

CASPI SEGMENT

•	Overview

In the CASPI segment, the Company manufactures resins, specialty polymers, and solvents which are integral to the production of paints and coatings, inks, adhesives, and other formulated products.  Growth in these markets in the U.S., Canada, and Europe typically approximates general economic growth due to the wide variety of end uses for these applications.  Typically, growth in these markets in Asia, Eastern Europe, and Latin America continues to be higher than worldwide economic growth, driven by regional growth in these emerging economies.  The CASPI segment focuses on producing intermediate chemicals rather than finished products and developing long-term, strategic relationships to achieve preferred supplier status with its customers.  In 2011, the CASPI segment had sales revenue of $1.8 billion, 26 percent of Eastman's total sales.

The profitability of the CASPI segment is sensitive to the global economy, market trends, broader chemical cycles, particularly the olefins cycle, and foreign currency exchange rates.  The CASPI segment's specialty products, which include cellulose-based specialty polymers, coalescents, and selected hydrocarbon resins, are less sensitive to the olefins cycle due to their functional performance attributes.  The segment's commodity products, which include commodity solvents, are more impacted by the olefins cycle as discussed under "Manufacturing Streams."  The Company seeks to leverage its proprietary technologies, competitive cost structure, and integrated manufacturing facilities to maintain a strong competitive position throughout such cycles.

•	Products

 ➢ Polymers
The polymers product line consists of cellulose-based specialty polymers and olefin-based performance products.  Eastman's cellulose-based specialty polymers enhance the aesthetic appeal and improve the performance of industrial and transportation coatings and inks.  Olefin-based products are used as base polymers in hot-melt adhesives, paper laminating, sealants, and pressure sensitive adhesives.  They are also used as elastomer extenders in sealants and waterproofing compounds for wire and cable flooding applications.  The polymers product line also includes chlorinated polyolefins which promote the adherence of paints and coatings to plastic substrates.  Polymers accounted for approximately 20 percent, 20 percent, and 15 percent of the CASPI segment's total sales for 2011, 2010, and 2009, respectively.

 ➢ Resins
The resins product line consists of hydrocarbon resins, rosin resins, and resin dispersions.  These products are sold primarily to adhesive formulators and consumer product companies for use as raw materials essential in hot-melt and pressure sensitive adhesives and as binders in nonwoven products such as disposable diapers, feminine products, and pre-saturated wipes.  Eastman offers a broad product portfolio of essential ingredients for the adhesives industry and ranks as the second largest global tackifier supplier.  In addition, Eastman is one of the largest manufacturers of hydrogenated gum rosins used in chewing gum applications.  Eastman resins are also used in a wide range of applications including plastics and rubber modification and inks.  Resins accounted for approximately 35 percent of the CASPI segment's total sales for 2011, 2010, and 2009.

 ➢ Solvents
The solvents product line includes both specialty coalescents and ketones and commodity esters, glycol ethers, and alcohol solvents.  Coalescents include products such as TexanolTM ester alcohol and Eastman OptifilmTM Enhancer 300 and 400, which improve film formation and durability in architectural latex paints.  Ketones are used in high solids low volatile organic compound ("VOC") coatings applications.  Commodity solvents, which consist of esters, glycol ethers, and alcohol solvents, are used in both paints and inks to maintain the formulation in liquid form for ease of application.  Solvents accounted for approximately 45 percent of the CASPI segment's total sales for 2011 and 2010 and 50 percent in 2009.

•	Strategy and Innovation

A key element of the CASPI segment's strategy is to leverage proprietary technologies for the continued development of innovative product offerings and to focus growth efforts on expanding industries such as packaging, hygiene, and transportation.  Management believes that the ability to leverage the CASPI segment's research, application development, and production capabilities across multiple markets makes the segment uniquely positioned to meet evolving needs to improve the quality and performance of our customers' products.

The Company is currently developing options intended to further leverage both new and existing technologies for growth by geographical expansion and by movement into adjacent industries such as electronics and tires used in transportation.  For example, in 2011, the CASPI segment expanded its presence in the electronic materials market through the acquisition of Dynaloy and its formulated cleaners business.

The Company's global manufacturing presence is a key element of the CASPI segment's growth strategy.  For example, the segment is well positioned to capitalize on expected high industrial growth in China and other parts of Asia from its facilities in Singapore and near Shanghai, China and joint venture operations in China.  The Company is committed to maintaining reliability of supply of the CASPI segment products to our strategic customers to allow Eastman to be the supplier of choice.  The segment is meeting growing demand for specialty hydrocarbon resins with recent capacity expansions in Middelburg, the Netherlands and the additional debottleneck of its Longview, Texas capacity.

•	Customers and Markets

As a result of the variety of end uses for its products, the customer base for the CASPI segment is broad and diverse. This segment has approximately 720 customers around the world, while 80 percent of its sales revenue in 2011 was attributable to approximately 100 customers.  The CASPI segment focuses on establishing long-term relationships with its strategic customers in order to become their preferred supplier and leverage these relationships into sales opportunities in previously underserved markets.  Growth in the U.S., Canadian, and European markets typically coincides with economic growth in general, due to the wide variety of end uses for these applications and their dependence on the economic conditions of the markets for packaged goods, transportation, durable goods, and housing.

The current regulatory environment, particularly in the U.S., Canada, and Europe, provides both market challenges and opportunities for the CASPI segment.  Environmental regulations that impose limits on the emission of VOCs and hazardous air pollutants ("HAPs") continue to impact coatings formulations requiring compliant coatings raw materials.  These regulations are in addition to the consumer market sustainability trend.  The coatings industry is responding by promoting products and technologies designed to enable customers and end users to reduce air emissions of VOCs and HAPs in compliance with applicable regulations.  A variety of Eastman's CASPI segment products are used in these coatings.  Additional products are currently being developed to meet the growing demand for low VOC coatings, including the SolusTM family of cellulose ester additives.

•	Competition

Competition within the CASPI segment's markets varies widely depending on the specific product or product group.  The Company's major competitors in the CASPI segment's markets include larger companies such as BASF SE ("BASF"), The Dow Chemical Company ("Dow"), and Exxon Mobil Corporation ("Exxon"), which may commit greater financial and other resources than Eastman to products in markets in which the CASPI segment competes.  Additionally, within each CASPI segment product market, the Company competes with other smaller, regionally focused companies that may have advantages based upon location, local market knowledge, manufacturing strength in a specific product, or other similar factors.  However, Eastman does not believe that any of these regional competitors has the breadth of product offerings that Eastman is able to offer its CASPI segment customers.  The Company believes its competitive advantages include its level of vertical integration; breadth of product offerings, service, and technology offerings; low-cost manufacturing position; consistent product quality; security of supply; and process and market knowledge.  The CASPI segment principally competes on breadth of products and through leveraging its strong customer base and long-standing customer relationships to promote substantial recurring business and product development.

FIBERS SEGMENT

•	Overview

In the Fibers segment, Eastman manufactures and sells EstronTM acetate tow and EstrobondTM triacetin plasticizers for use primarily in the manufacture of cigarette filters; EstronTM natural and ChromspunTM solution-dyed acetate yarns for use in apparel, home furnishings and industrial fabrics; and cellulose acetate flake and acetyl raw materials for other acetate fiber producers.  Eastman is one of the world's two largest suppliers of acetate tow and has been a market leader in the manufacture and sale of acetate tow since it began production in the early 1950s.  The Company is the world's largest producer of acetate yarn and has been in this business for over 75 years.  The Fibers segment's manufacturing operations are primarily located at the Kingsport, Tennessee site and also include smaller acetate tow production plants in Workington, England and Ulsan, South Korea.  Eastman increased its acetate tow capacity with the expansion of the Workington plant in 2008 and the startup of the Korean facility during 2010, and is further expanding its Asia Pacific capacity with a joint venture manufacturing facility in Hefei, China.  In 2011, the Fibers segment had sales revenue of $1.3 billion, 18 percent of Eastman's total sales.  The Fibers segment remains a strong and stable cash generator for the Company.

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

Contributing to the profitability in the Fibers segment are the limited number of competitors, high industry capacity utilization, and significant barriers to entry.  These barriers include, but are not limited to, high capital costs for integrated manufacturing facilities.

•	Products

 ➢ Acetate Tow
Eastman manufactures acetate tow under the EstronTM trademark according to a wide variety of customer specifications, primarily for use in the manufacture of cigarette filters.  Acetate tow is the largest sales product of the Fibers segment.  Worldwide demand for acetate tow is expected to increase by one to two percent per year over the next several years.  Demand growth within Asia, mostly China, one of the largest and fastest growing markets, primarily influences this expected global increase.  Acetate tow accounted for approximately 80% of the Fibers segment total sales revenue in 2011, 2010, and 2009.

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
In the Fibers segment, Eastman is leveraging its strong customer relationships and knowledge of the industry to identify growth options.  These growth options have been enabled primarily by its acetate flake capacity at the Kingsport, Tennessee site.  In 2008, Eastman expanded its Workington, England plant to support customer demand in the region.  In 2010, production began at a new acetate tow facility in Ulsan, South Korea to support customer demand in Asia.  With this new facility Eastman's total global acetate tow capacity is approximately 210,000 metric tons.  In 2011, Eastman began construction of a new 30,000 metric ton acetate tow manufacturing facility in Hefei, China, expected to be operational in mid-2013, in a joint venture with China National Tobacco Corporation.  Acetate flake raw materials will be supplied to the new China acetate tow plant from the Company's Kingsport, Tennessee, manufacturing facility.  The Company continues to pursue other growth opportunities, particularly in the Asia Pacific region.

➢	Continue to Capitalize on Fibers Technology Expertise
The Company intends to continue to make use of its capabilities in fibers technology to maintain a strong focus on incremental product and process improvements, with the goals of meeting customers' evolving needs and improving the segment's manufacturing process efficiencies.

➢  Maintain Cost-Effective Operations and Consistent Cash Flows and Earnings
The Company intends to continue to operate the Fibers segment in a cost effective manner, capitalizing on its technology, scale and vertical integration, and to make further productivity and efficiency improvements through continued investments in R&D.

➢  Research and Development
The Company's Fibers segment R&D efforts focus on process and product improvements, as well as cost reduction, with the objectives of increasing sales and reducing costs.  The Fibers segment also conducts research to assist acetate tow customers in the effective use of the segment's products and in the customers' product development efforts.

•	Customers and Markets

The customer base in the Fibers segment is relatively concentrated, consisting of approximately 150 customers in the tobacco, textile, and acetate fibers industries.  Eastman's Fibers segment customers are located in all regions of the world.  The largest 16 customers within the Fibers segment include multinational as well as regional cigarette producers, fabric manufacturers, and other acetate fiber producers.  These top 16 customers accounted for about 80 percent of the segment's total sales revenue in 2011.  Sales prices for a significant portion of the Fibers segment's products are typically negotiated on an annual basis.  The segment maintains a strong position in acetate tow exports to China.

•	Competition

Eastman is the second largest acetate tow manufacturer in the world.  Competitors in the fibers market for acetate tow include Celanese Corporation ("Celanese"), Daicel Chemical Industries Ltd ("Daicel"), Mitsubishi Rayon Co., Ltd. ("Mitsubishi Rayon"), and Solvay S.A. (formerly Rhodia S.A.)

In the segment's acetate yarn business, major competitors include Industrias del Acetato de Celulosa S.A., UAB Korelita, and Mitsubishi Rayon.  Eastman is the world leader in acetate yarn production and the only acetate yarn producer in the U.S. and Canada.  The physical properties of acetate yarn make it desirable for use in textile products such as suit linings, women's apparel, medical tape, drapery, ribbons and other specialty fabrics.  However, over the past 20 years, demand for acetate yarn has been adversely affected by the substitution of lower cost polyester and rayon yarns.  Accordingly, worldwide demand for acetate yarn is expected to continue to decrease as mills continue to substitute these cheaper yarns for acetate yarn.  Management, however, believes that Eastman remains uniquely positioned because of its integrated production of acetate yarn.

As described above under "Fibers Segment – Overview", the principal methods of competition include maintaining the Company's large-scale vertically integrated manufacturing process from coal-based acetyl raw materials, reliability of supply, product quality, and sustaining long-term customer relationships.

PCI SEGMENT

•	Overview

The PCI segment leverages large scale and vertical integration from the acetyl and olefins streams to manufacture diversified products that are sold externally as well as used internally by other segments of the company.  The PCI segment has leading market positions in many of its core products and believes it is well-positioned in key markets for most of its major products, including both acetyl products and olefin derivatives, due to its competitive cost position and supply reliability versus competitors.  In 2011 the PCI segment had sales revenue of $2.9 billion, 40 percent of the Company's total sales.

Historically the segment's competitive cost position has been primarily due to lower cost raw materials, such as coal which is used in the production of acetyl stream products, and olefins which are used in the production of olefin derivative products.  The Company has three operating cracking units as well as a fourth cracking unit which is currently shutdown.  The Company will continue to evaluate changes in raw materials costs along with olefin derivative volume demand to determine the best use for these assets.  Some of the segment's products are affected by the olefins cycle.  See "Corporate Overview – Manufacturing Streams" earlier in this "Part I – Item 1. Business."  This cyclicality is caused by periods of supply and demand imbalance, either when incremental capacity additions are not offset by corresponding increases in demand or when demand exceeds existing supply.  Demand, in turn, is based on general economic conditions, raw material and energy costs, and other factors beyond the Company's control.  While the segment has taken steps to reduce the impact of the trough of the olefins cycle, future PCI segment results are expected to continue to fluctuate from period to period due to general economic conditions.  Approximately 75 percent of the segment's olefin derivatives are made from propylene.

•	Products

The PCI segment offers approximately 200 products that include intermediates based on oxo and acetyl chemistries and performance chemicals.  In 2011, 2010, and 2009, the PCI segment's sales revenue was approximately 70 percent, 65 percent, and 50 percent, respectively, from olefin-based and 20 percent, 20 percent, and 35 percent, respectively, from acetyl-based chemistries, and 10 percent, 15 percent, and 15 percent, respectively, from other chemicals.  Olefin-based increased as a result of recent acquisitions and growth in plasticizers product lines.  Approximately 70 percent of the PCI segment's sales revenue is generated in the U.S. and Canada, a region in which the Company has a leading market share position for most of its key oxo and acetyl products.  Sales in all regions are generated through a mix of the Company's direct sales force and a network of distributors.  The Company's PCI segment is the largest marketer of acetic anhydride in the United States, an intermediate that is a critical component of analgesics, laundry care products, and nutritional supplements, and is the only U.S. producer of acetaldehyde, a key intermediate in the production of agricultural and other specialty products.  Eastman believes that it manufactures one of the world's broadest ranges of products derived from oxo aldehydes and holds a leading North American market position for many of these products.  The PCI segment's other intermediate products include glycols and polymer intermediates.  Many of the intermediates products in the PCI segment are priced based on supply and demand of substitute and competing products.  In order to maintain a competitive position, the Company strives to operate with a low cost manufacturing base.

The PCI segment also manufactures performance chemicals and complex organic molecules such as plasticizers, diketene derivatives, specialty ketones, and specialty anhydrides for medical, pharmaceutical, fiber, and food and beverage ingredients, which are typically used in specialty market applications.  The acquired Sterling Chemicals idled plasticizer manufacturing unit is being retrofitted to produce non-phthalate plasticizers, with the first of two phases expected to be online in the first half of 2012 and the second phase to be determined at a later date based on demand.  This capacity is expected to be used to serve the growing demand for non-phthalate plasticizers in North America and Europe.  The acquisition of Scandiflex in Brazil extends Eastman's non-phthalate plasticizer offerings into Latin American markets.

•	Strategy and Innovation

The PCI segment selectively focuses on continuing to develop and access markets with high-growth potential for the Company's chemicals.  One key market is for flexible plastic products used in sensitive applications such as toys, child care articles, medical packaging and devices, and food contact.  Eastman 168TM plasticizer and other specialty plasticizers provide effective, sustainable alternatives to ortho-phthalate plasticizers traditionally used in these and other applications.  These plasticizers allow manufacturers to meet the challenging requirements of changing government regulations and consumer preferences without sacrificing production efficiency or product performance.  The acquisitions of Scandiflex in 2011 and Genovique Specialties Corporation in 2010 added to the Company's portfolio of and manufacturing capacity for non-phthalate plasticizers that serve high growth markets.  The Company also plans to increase capacity of 2-ethyl hexanol in first half 2012 to support expected growth in the plasticizers, coatings, and fuel additive markets.

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

The Company engages in R&D initiatives in order to develop new PCI products and find additional applications for existing products and to lower its costs.  The Company has licensed technology to produce acetyl products to Saudi International Petrochemical Company in Saudi Arabia and to Chang Chun Petrochemical Company in Taiwan in 2005 and 2007, respectively, and has recognized all revenue from these license agreements.  The Company is currently evaluating licensing opportunities for acetic acid and oxo derivatives on a selective basis.

•	Customers and Markets

The PCI segment's products are used in a variety of markets and end uses, including agriculture, building and construction, transportation, beverages, nutrition, pharmaceuticals, coatings, flooring, medical devices, toys, adhesives, sealants, household products, polymers, textiles, and industrials.  Because of its cost position, reliability, and service, the Company has been able to establish and maintain long-term arrangements and relationships with PCI customers.  Product-specific olefin derivative market conditions vary based upon prevailing supply and demand conditions.  An important trend for the PCI segment's business is a tendency toward regionalization of key markets due to increased transportation costs and local supply in developing regions from new capacities.  The PCI segment benefits from this trend primarily in the U.S. and Canada.  Additionally, the PCI segment is engaged in continuous efforts to optimize product and customer mix.  The PCI segment has approximately 1,050 customers worldwide, with about 80 percent of its sales revenue in 2011 attributable to approximately 135 customers.

•	Competition

Historically, there have been significant barriers to entry for potential competitors in the PCI segment's major product lines, including acetic acid and acetic anhydride, primarily due to the relevant technology having been held by a small number of companies.  As this technology has become more readily available, competition from multinational chemical manufacturers has intensified.  Eastman competes with these and other producers primarily based on price, as products are generally interchangeable, but also on technology, marketing, and services.  Eastman's major competitors in this segment include large, multinational companies such as BASF, Celanese, Dow, and Exxon.

SPECIALTY PLASTICS SEGMENT

•	Overview

In the Specialty Plastics segment, the Company produces and markets specialized copolyesters and cellulosic plastics that possess differentiated performance properties for value-added end uses.  In 2011, the Specialty Plastics segment had sales revenue of $1.2 billion, approximately 16 percent of Eastman's total sales.

Eastman has the unique ability within its Specialty Plastics segment to modify its polymers and plastics to control and customize their final properties, creating numerous opportunities for new application development, including the expertise to develop new materials and new applications starting from the molecular level in the research laboratory to the final designed application.  Recent industry trends in various markets have renewed customers' interest in some of the unique attributes offered by Eastman materials.  Such trends include, but are not limited to, interest in plastics that have superior chemical and mechanical properties to withstand increasing demands in specific applications ranging from household or commercial dishwashing to hospital sterilization, as well as polyvinyl chloride ("PVC")-free and bisphenol A ("BPA")-free plastics.  The addition of the Eastman Tritan™ family of products has significantly expanded the segment's ability to customize copolyesters for new markets and applications.  In addition, the Specialty Plastics segment has a long history of manufacturing excellence with strong process improvement and continuing cost reduction.

•	Products

The Specialty Plastics segment consists of two primary product lines: specialty copolyesters and cellulosics.  Eastman estimates that the market growth for copolyesters will continue to be higher than general domestic economic growth due to ongoing specialty copolyester material innovations and displacement opportunities.  Management believes that cellulosic materials will grow at or above the rate of the domestic economy in the long-term driven by demand in legacy ophthalmics applications and growth in the LCD market, as well as increased demand for cellulosics driven by the sustainability profile of these bio-derived materials and their performance as engineered thermoplastics.  For both specialty copolyesters and cellulosic plastics, the Specialty Plastics segment benefits from integration into the Company's polyester and acetyls streams.  The Specialty Plastics segment's specialty copolyesters are currently produced in Kingsport, Tennessee; Columbia, South Carolina; and Kuantan, Malaysia.  The cellulosic products are produced in Kingsport, Tennessee.

➢	Specialty Copolyesters
Eastman's specialty copolyesters accounted for approximately 80 percent of the Specialty Plastics segment's 2011, 2010, and 2009 sales revenue.  Eastman's specialty copolyesters, which generally are based on Eastman's production of CHDM, have historically filled a market position between polycarbonates and acrylics/PVC.  Polycarbonates have offered some superior performance characteristics, while acrylics have been less expensive.  More recently, consumer trends driven by health and environmental concerns for competing materials have opened new opportunities for copolyesters.  Additionally, OEM and brand-owner packaging and container design preferences have opened new applications that leverage the design freedom inherent in the physical properties of copolyesters.  Consequently, the Specialty Plastics segment has continued to develop new applications for its core copolyesters to meet growing demand for more environmentally-friendly and sustainable copolyester products.

The segment has had significant growth in sales of copolyesters for clear handleware applications where Eastman's materials offer a unique merchandising solution.  Eastman's newest copolyester, Tritan™, enables the Company to move to higher value applications by adding high temperature resistance to the other properties of copolyesters, including toughness, chemical resistance, and excellent processability.  Sales of Tritan™ products have consistently increased and Tritan™ products are being introduced into new geographic regions.  By broadening its Embrace™ family of products, Eastman has continued to have growth in sales of shrink packaging.  The family of shrink packaging offerings has made Eastman the leading supplier of resins for full-body shrink labels.

➢	Cellulosic Plastics
Cellulosics and cellulosic plastics accounted for approximately 20 percent of the Specialty Plastics segment's 2011, 2010, and 2009 sales revenue.  Through the development of new formulations and applications, Eastman continues to solidify its position as a key supplier of resins in certain applications for LCDs.  Eastman's proprietary family of cellulosic polymers, the Visualize™ cellulosics line of products, are known for their superior optical properties and are the preferred choice for certain film structures in LCD polarizers.  Eastman cellulosic plastics, sold under the Tenite™ brand, are known for their excellent balance of properties, including toughness, hardness, strength, surface gloss, clarity, chemical resistance, and warmth to the touch.

•	Strategy and Innovation

Through Eastman's advantaged asset position and applications development innovation efforts, the segment has increased specialty copolyesters sales volume to twice U.S. gross domestic product growth over the past five years.  During 2011, shrink packaging products sales volume increased more than U.S. gross domestic product growth driven by new applications for Specialty Plastics products that now include the Embrace™ family of products.  The trend of influencing the purchasing decision with product design has also benefited Eastman's clear handleware solutions for large containers.  Additionally, increased demand for BPA-free products has created new opportunities for various applications of legacy copolyesters.

The addition of Tritan™ copolyester to Eastman's Specialty Plastics product offering has created new opportunities for applications previously produced with materials such as polycarbonate or polysulfone.  During 2011, Eastman continued to solidify the position of Tritan™ copolyester in food contact applications, such as water bottles and other consumer houseware applications through OEMs and brand owners.  During 2011, Eastman's newly completed Tritan™ copolyester polymer manufacturing line operated at capacity, and the high demand for Tritan™ copolyester was met by also using the original Tritan™ copolyester demonstration manufacturing facility.  Given the anticipated successful market acceptance of Tritan™ copolyester and the projected rapid demand growth, the monomer facility was designed to be capable of supplying a second Tritan™ copolyester manufacturing line of 30,000 metric tons per year.  Based on the 2010 demand, the Company decided to expand to a second full scale Tritan™ copolyester manufacturing line which is expected to be operational in early 2012.

The Company is expanding its capacity for CHDM, a monomer used in the manufacture of copolyesters including the new TritanTM copolyester, by approximately 25 percent.  The capacity will be operational in two phases with the first operational in fourth quarter 2011 and the second expected to be operational in first quarter 2012.  The expansion also supports continued growth in legacy copolyester applications, both in developed and developing regions.  The Company is also expanding its cellulose triacetate capacity by 70 percent, with the new capacity expected to be operational in first quarter 2012.

The Specialty Plastics segment is focused on providing consistent profit margins and the Company continues to leverage the advantages of being an integrated polyester manufacturer and expects to continue to pursue opportunities within the integrated polyester stream.  The Company is utilizing the manufacturing assets which were formerly used in the divested polyethylene terephthalate ("PET") business to reduce Specialty Plastics copolyester costs and expand production with larger scale assets.

•	Customers and Markets

The customer base in the Specialty Plastics segment is broad and diverse, consisting of approximately 670 customers worldwide in a variety of industries.  Approximately 80 percent of the Specialty Plastics segment's 2011 sales revenue was attributable to approximately 70 customers.  The Specialty Plastics segment seeks to develop mutually beneficial relationships with its customers throughout various stages of product life cycles.  By doing so, it is better able to understand its customers' needs as those customers develop new products and more effectively bring new solutions to market.

Specialty copolyesters are sold into a wide range of markets and applications including specialty packaging (medical and electronic component trays, shrink label films, general purpose packaging, and multilayer films); in-store fixtures and displays (point of purchase displays including indoor sign and store fixtures); consumer and durable goods (appliances, housewares, toys, and sporting goods); medical goods (disposable medical devices, health care equipment and instruments, and pharmaceutical packaging); and personal care and consumer packaging (food and beverage packaging and consumer packaging).  Cellulosic plastics are sold into markets and applications such as consumer and durable goods (photographic film, tool handles, sunglass frames, and tapes/labels) and LCD.  The Tritan™ family of products is being sold into a range of markets including, but not limited to, consumer housewares, bulk water, infant care, small appliances and other consumer durables segments.  Additional applications and markets are currently under development.

•	Competition

The segment principally competes by leveraging price and product performance in specific applications.  Customer product selection is typically determined on an application-by-application basis and often by OEMs rather than by resin converters.  New market opportunities result from substitution of plastic for other materials and displacement of other plastic resins in existing applications.  While historically the Specialty Plastics segment's ability to compete was very closely tied to supply-demand balances of competing plastics, the addition of Tritan™ copolyester, a material based on Eastman proprietary technology, has opened new market opportunities in which Eastman is leveraging the unique combination of properties of the new family of products.  In certain cases, the Company believes that Tritan™ copolyester offers a unique solution by bringing properties similar to polycarbonate without containing any BPA.  In food applications, the fact that Eastman copolyesters are both BPA and PVC-free makes them an attractive alternative to materials such as polycarbonate and other plastics.  In addition, the combination of excellent clarity and superior processability allows for the production of unique and attractive packaging that allows brand owners to differentiate their products in retail markets.  Examples of such applications include shrink film made from Eastman's Embrace™ copolyester family of products and clear handleware containers produced from Eastman copolyesters.

Management believes that the Company's Specialty Plastics products maintain competitive advantages throughout the product life cycle.  At product introduction, the segment's breadth of offerings combined with its R&D capabilities and customer service orientation enable it to quickly bring a wide variety of products to market.  As products enter the growth phase of the life cycle, the Specialty Plastics segment is able to continue to leverage its product breadth by generating sales revenue from multiple sources, as well as retaining customers from long-term relationships.  As products become more price sensitive, the Specialty Plastics segment can take advantage of Eastman's scale of operations, including conversion of rationalized PET assets and vertical integration, to maintain a superior product conversion cost position.

In recent years, the markets for Specialty Plastics products have had volatile raw material costs.  While raw material cost volatility is expected to continue into the future, Eastman believes that it maintains a competitive advantage from diversification of its raw materials base by using both coal for cellulosics and petrochemical-based feedstocks for copolyesters.  The segment continues to be exposed to volatility in cost of certain raw materials used in the manufacture of copolyesters, especially paraxylene and ethylene glycol.

Eastman's primary competitors for copolyester products include Bayer AG, Styron, Evonvik Industries, Saudi Basic Industries Corporation, Mitsubishi Chemicals, and SK Chemical Industries.  Competition for cellulosic plastics is primarily from other producers of cellulose ester polymers such as Sichuan Push Acetati Company Limited and Daicel.

REGIONAL BUSINESS OVERVIEW

Eastman operates as a global business with approximately 45 percent of its sales and 55 percent of its operating earnings, excluding asset impairments and restructuring charges and gains, generated from outside the United States and Canada region in 2011.  As the Company focuses on growth in emerging markets, the percentage of sales and earnings from outside the United States and Canada are expected to increase.  While manufacturing is centered in the U.S., the Company is able to transport products globally to meet demand.  While all regions are affected by the uncertainty in the global economy, the degree of the impact on the various regions is dependent on the mix of the Company's segments and products in each region.  In 2011, the mix of regional revenue from the segments was as follows:

	CASPI	Fibers	PCI	Specialty Plastics	Total
United States and Canada	25%	5%	55%	15%	100%
Asia Pacific	20%	35%	25%	20%	100%
Europe, Middle East, and Africa	35%	25%	20%	20%	100%
Latin America	40%	10%	40%	10%	100%

The United States and Canada region contains the highest concentration of the Company's long-lived assets with approximately 85 percent located in the United States.  Management believes that the location of these manufacturing facilities provides the Company with an advantaged cost position for the Company's domestic customers, particularly for commodity and bulk products.  The PCI segment accounts for approximately half of the region's revenue, as the segment is well-positioned in this region's market for most of its major products, including acetic acid and acetic anhydride, although the region is subject to increased variability in revenues due to the effect of raw material and energy costs on this segment's selling prices.

One-third of revenue in the Asia Pacific region is from acetate tow products in the Fibers segment.  The region includes many emerging growth markets served by Eastman products, including specialty products in the CASPI segment and acetate tow in the Fibers segment, particularly in China.  The Company is responding to this growth by strengthening its position through joint ventures and acquisitions such as the new 30,000 metric ton acetate tow manufacturing facility being constructed in Hefei, China, expected to be operational in mid-2013 in a joint venture with China National Tobacco Corporation, and the acquisition of an acetate tow manufacturing facility in Korea which began production in 2010.

The Europe, Middle East, and Africa region has lower revenue from commodity product lines than any other region and therefore is less affected by general economic conditions and prices are less dependent on raw material costs compared to other regions.

The Latin America region has significant sales from commodity product lines, particularly in the PCI and CASPI segments, and is therefore subject to increased volatility in sales volume and selling prices as a result of general economic conditions and other factors outside of the Company’s control.

CORPORATE INITIATIVES

In addition to its business segments, the Company manages certain costs and initiatives at the corporate level, including certain R&D costs not allocated to any one operating segment.  The Company uses a stage-gating process, which is a disciplined decision making framework for evaluating targeted opportunities, with a number of projects at various stages of development.  As projects meet milestones, additional investment is committed to those projects.   The Company continues to explore and invest in R&D initiatives that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, environmentally-friendly chemistry, and process improvements, including Eastman™ microfibers technology which leverages the Company's polymers and applications technology expertise in high purity air filtration, liquid filtration, and energy storage media.  In addition, the Company in 2011 acquired TetraVitae Bioscience, Inc., a developer of renewable chemicals, including bio-based butanol and acetone.

For decades, Eastman has been known as a leader in acetic anhydride and acetylated products based on cellulose and wood pulp.  In March 2011, Eastman announced the development of breakthrough process technology to economically enable high quality acetylation of wood.  Eastman's acetylation process permanently changes the molecular structure of wood, resulting in real wood with long-lasting performance.  Acetylated wood, branded as Perennial WoodTM, can be used in virtually any wood application, with opportunities spanning an addressable market of over $2 billion.  In second half 2011, Eastman completed construction of its demonstration manufacturing facility in Kingsport, Tennessee, and introduced its Perennial Wood™ product line in first quarter 2012.  Subject to acceptable market response, the Company plans to continue investment in acetylated wood manufacturing.  Expected revenues at maturity are approximately $500 million with a revenue to capital cost ratio approaching two to one.

During 2011, Eastman has also continued the development of its Cerfis™ technology for the building and construction industry.  The first application of the technology, a molding trim extruded with a copolyester, underwent a test market in retail home improvement stores in a limited metropolitan area.  Based on the results of the test market, Eastman anticipates national marketing by the end of 2012.

DISCONTINUED OPERATIONS

The Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment on January 31, 2011 for $615 million and recognized a gain of approximately $30 million, net of tax.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations under  accounting principles generally accepted in the United States.  Corporate costs which were allocated to the Performance Polymers segment have been reallocated to the remaining segments in the Company's financial statements.  For further information, see Note 3, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

EASTMAN CHEMICAL COMPANY GENERAL INFORMATION

Sales, Marketing, and Distribution

The Company markets and sells products primarily through a global marketing and sales organization which has a presence in the United States and in 28 other countries selling into approximately 100 countries around the world.  Eastman has a marketing and sales strategy targeting industries and applications where Eastman products and services provide differentiated value.  Market, customer, application, and technical expertise are critical capabilities.  Through a highly skilled and specialized sales force that is capable of providing customized business solutions for each of its four operating segments, Eastman is able to establish long-term customer relationships and strives to become the preferred supplier of specialty chemicals, specialty plastics, and fibers worldwide.

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

The Company's products are shipped to customers directly from Eastman's manufacturing plants and from distribution centers worldwide.

Sources and Availability of Raw Material and Energy

Eastman purchases a substantial portion, estimated to be approximately 75 percent, of its key raw materials and energy through long-term contracts, generally of three to five years in initial duration with renewal or cancellation options for each party.  Most of these agreements do not require the Company to purchase materials or energy if its operations are reduced or idle.  The cost of raw materials and energy is generally based on market price at the time of purchase, and Eastman uses derivative financial instruments, valued at quoted market prices, to mitigate the impact of short-term market price fluctuations.  Key raw materials include propane, paraxylene, propylene, cellulose, natural gas, coal, ethane, and a wide variety of precursors for specialty organic chemicals.  Key purchased energy sources include natural gas, steam, coal, and electricity.  The Company has multiple suppliers for most key raw materials and energy and uses quality management principles, such as the establishment of long-term relationships with suppliers and on-going performance assessment and benchmarking, as part of its supplier selection process.  When appropriate, the Company purchases raw materials from a single source supplier to maximize quality and cost improvements, and has developed contingency plans designed to minimize the impact of any supply disruptions from single source suppliers.

While temporary shortages of raw materials and energy may occasionally occur, these items are generally sufficiently available to cover current and projected requirements.  However, their continuous availability and cost are subject to unscheduled plant interruptions occurring during periods of high demand, or due to domestic or world market and political conditions, changes in government regulation, natural disasters, war or other outbreak of hostilities or terrorism or other political factors, or breakdown or degradation of transportation infrastructure.  Eastman's operations or products have been in the past, and may be in the future at times adversely affected by these factors.  The Company's raw material and energy costs as a percent of total cost of operations were approximately 65 percent in 2011 and 60 percent in 2010 and 2009.

The following chart shows the Company's key purchased raw materials by segment.

SEGMENT	KEY RAW MATERIALS
CASPI	Propane, propylene, piperline, C9 resin oil, rosin, acetone, pygas, styrene, ethane
Fibers	High sulfur coal, wood pulp, methanol
PCI	Propane, propylene, paraxylene, ethane, toluene
Specialty Plastics	Ethylene glycol, paraxylene, cellulose

Capital Expenditures

Capital expenditures were $457 million, $243 million, and $310 million in 2011, 2010, and 2009, respectively.  Capital expenditures in 2011 were primarily for organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.  The lower expenditures in 2010 were primarily due to the deferral of discretionary spending in response to the global recession.  The Company expects that 2012 capital spending will focus on organic growth initiatives and maintenance.

Employees

Eastman employs approximately 10,000 men and women worldwide.  Approximately four percent of the total worldwide labor force is represented by unions, mostly outside the United States.

Customers

Eastman has an extensive customer base and, while it is not dependent on any one customer, loss of certain top customers could adversely affect the Company until such business is replaced.  The top 100 customers accounted for approximately 70 percent of the Company's 2011 sales revenue.

Intellectual Property and Trademarks

While the Company's intellectual property portfolio is an important Company asset which it expands and vigorously protects globally through a combination of patents that expire at various times, trademarks, copyrights, and trade secrets, neither its business as a whole nor any particular segment is materially dependent upon any one particular patent, trademark, copyright, or trade secret.  As a producer of a broad and diverse portfolio of both specialty and commodity chemicals, plastics, and fibers, Eastman owns over 600 active United States patents and more than 1,050 active foreign patents, expiring at various times over several years, and also owns over 2,550 active worldwide trademark applications and registrations.  The Company's intellectual property relates to a wide variety of products and processes.  Eastman continues to actively protect its intellectual property.  As the laws of many countries do not protect intellectual property to the same extent as the laws of the United States, Eastman cannot ensure that it will be able to adequately protect its intellectual property assets outside the United States.

The Company pursues opportunities to license proprietary technology to third parties in areas where it has determined competitive impact to its businesses will be minimal.  These arrangements typically are structured to require payments at significant project milestones such as signing, completion of design, and start-up.  To date, efforts have been focused on acetyls technology in the PCI segment.  The Company also is actively pursuing licensing opportunities for oxo derivatives in the PCI segment.

Research and Development

For 2011, 2010, and 2009, Eastman's R&D expenses totaled $158 million, $152 million, and $124 million, respectively.

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

The Company's cash expenditures related to environmental protection and improvement were $219 million, $200 million, and $173 million, in 2011, 2010, and 2009, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $35 million in expenditures for engineering and construction in 2011.  Cash expenditures in 2012 are expected to increase primarily as a result of full year integration of 2011 acquisitions and of the expected mid-2012 acquisition of Solutia, although no assurances of the timing of completion of this acquisition or the related cash expenditures can be provided.  Other than potential capital expenditures at the Company's Kingsport, Tennessee facility related to regulations associated with controlling air emissions from boilers, the Company does not currently expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities, although no assurances can be provided as to the timing or amount of any capital expenditures that may arise as a result of the completion of the expected acquisition of Solutia.  Potential capital expenditures associated with boiler air emissions remain uncertain pending adoption of final regulations, but could increase average annual environmental capital expenditures significantly over the next five years compared to recent historical levels depending on final regulation requirements and the Company's method of addressing those requirements.

Other matters concerning health, safety, and the environment are discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II Item 7 and in Notes 1, "Significant Accounting Policies", 15, "Environmental Matters", and 24, "Reserve Rollfowards" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Backlog

On January 1, 2012 and 2011, Eastman's backlog of firm sales orders represented less than 10 percent of the Company's total consolidated revenue for the previous year.  These orders are primarily short-term and all orders are expected to be filled in the following year.  The Company manages its inventory levels to control the backlog of products depending on customers' needs.  In areas where the Company is the single source of supply, or competitive forces or customers' needs dictate, the Company may carry additional inventory to meet customer requirements.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

EXECUTIVE OFFICERS OF THE COMPANY

Certain information about the Company's executive officers is provided below:

James P. Rogers, age 60, is Chairman of the Board and Chief Executive Officer of Eastman Chemical Company.  He served as President and Chief Executive Officer from May 2009 until January 2011.  Mr. Rogers was appointed Executive Vice President of the Company and President of Eastman Division effective November 2003.  Mr. Rogers joined the Company in 1999 as Senior Vice President and Chief Financial Officer and in 2002 was also appointed Chief Operations Officer of Eastman Division.  Mr. Rogers served previously as Executive Vice President and Chief Financial Officer of GAF Materials Corporation ("GAF").  He also served as Executive Vice President, Finance, of International Specialty Products, Inc., which was spun off from GAF in 1997.

Mark J. Costa, age 45, is Executive Vice President, Specialty Polymers, Coatings and Adhesives, and Chief Marketing Officer.  In addition to his responsibilities for two of Eastman's growth businesses, he also directs the global integrated supply chain.  Mr. Costa joined the Company in June 2006 as Senior Vice President, Corporate Strategy & Marketing and was appointed Executive Vice President, Polymers Business Group Head and Chief Marketing Officer in August 2008.  Prior to joining Eastman, Mr. Costa was a senior partner within Monitor Group's integrated North American and global client service networks.  He joined Monitor, a global management consulting firm, in 1988 and his experience included corporate and business unit strategies, asset portfolio strategies, innovation and marketing, and channel strategies across a wide range of industries.  Mr. Costa was appointed to his current position in May 2009.

Ronald C. Lindsay, age 53, is Executive Vice President, Performance Chemicals and Intermediates, Fibers, Engineering and Construction, and Manufacturing Support.  He joined Eastman in 1980 and held a number of positions in various manufacturing and business organizations.  In 2003, Mr. Lindsay was appointed Vice President and General Manager of Intermediates, in 2005 became Vice President, Performance Chemicals and Intermediates, in 2006 was appointed Senior Vice President and Chief Technology Officer, in 2008 was appointed Senior Vice President, Corporate Strategy and Regional Leadership, and in May 2009 was appointed Executive Vice President, Performance Polymers and Chemical Intermediates.  He was appointed to his current position in January 2011.

Michael H.K. Chung, age 58 is Senior Vice President and Chief International Ventures Officer.  Mr. Chung joined Eastman in 1976, and since that time has held various management positions, primarily in the Company's chemicals and fibers businesses.  He was appointed Vice President, Fibers International Business in 2006 and in 2009, he was appointed Vice President and Managing Director, Asia Pacific Region.  Mr. Chung was appointed to his current position in January 2011.

Curtis E. Espeland, age 47, is Senior Vice President and Chief Financial Officer.  Mr. Espeland joined Eastman in 1996, and has served in various financial management positions of increasing responsibility, including Vice President, Finance, Polymers; Vice President, Finance, Eastman Division; Vice President and Controller; Director of Corporate Planning and Forecasting; Director of Finance, Asia Pacific; and Director of Internal Auditing. He served as the Company's Chief Accounting Officer from December 2002 to 2008.  Prior to joining Eastman, Mr. Espeland was an audit and business advisory manager with Arthur Andersen LLP in the United States, Eastern Europe, and Australia.  Mr. Espeland was appointed to his current position in September 2008.

Theresa K. Lee, age 59, is Senior Vice President, Chief Legal and Administrative Officer.  Ms. Lee joined Eastman as a staff attorney in 1987, and has served in various legal management positions of increasing responsibility, including Assistant General Counsel for the health, safety, and environmental legal staff, Assistant General Counsel for the corporate legal staff, and Vice President, Associate General Counsel and Secretary.  She became Vice President, General Counsel, and Corporate Secretary of Eastman in 2000, was appointed Senior Vice President, Chief Legal Officer and Corporate Secretary in 2002, and was appointed to her current position in January 2011.

Godefroy A.F.E. Motte, age 53, is Senior Vice President, Chief Regional and Sustainability Officer.  Since joining Eastman in 1985, Mr. Motte has held leadership positions in various organizations, including sales and manufacturing and in the Company's chemicals and polymers businesses.  He was appointed Vice President for the Europe, Middle East, and Asia ("EMEA") region for the Chemicals Division in 2001 and for the EMEA Polymers Business Group in April 2006.  Mr. Motte was appointed to his current position in January 2011.

Greg W. Nelson, age 49, is Senior Vice President and Chief Technology Officer.  Dr. Nelson joined Eastman in 1988 in the Research and Development organization, and served in various positions in specialty plastics technology and business organizations, including business unit manager of polymer films and coatings.  In 2001, Dr. Nelson was appointed Vice President, Technology, in 2006 became Vice President, Polymers Technology, and in 2007 Vice President, Corporate Technology until appointed to his current position in August 2008.

Scott V. King, age 43, is Vice President, Controller and Chief Accounting Officer.  Since joining Eastman in 1999 as Manager, Corporate Consolidations and External Reporting, he has held various positions of increasing responsibility in the financial organization, and was appointed Vice President and Controller in August 2007.  Prior to joining Eastman, Mr. King was an audit and business advisory manager with PricewaterhouseCoopers LLP.  Mr. King was appointed to his current position in September 2008.

ITEM 2. PROPERTIES

PROPERTIES

At December 31, 2011, Eastman Chemical Company ("Eastman" or the "Company") operated nineteen manufacturing sites in ten countries.  Utilization of these facilities may vary with product mix and economic, seasonal, and other business conditions; however, with the exception of the recently acquired Sterling Chemicals, Inc. ("Sterling"), in Texas City, Texas none of the principal plants are substantially idle.   For additional information regarding Sterling, see "PCI Segment – Strategy and Innovation" in Part I, Item 1 of this Annual Report on Form 10-K (this "Annual Report").  The Company's plants, including approved expansions, generally have sufficient capacity for existing needs and expected near-term growth.  These plants are generally well maintained, in good operating condition, and suitable and adequate for their use.  Unless otherwise indicated, all of the properties are owned.  The locations and general character of the major manufacturing facilities are:

Segment using manufacturing facility
Location	CASPI	Fibers	PCI	Specialty Plastics

USA
Chestertown, Maryland			x
Columbia, South Carolina(1)				x
Franklin, Virginia(2)	x
Indianapolis, Indiana	x
Jefferson, Pennsylvania	x
Kingsport, Tennessee	x	x	x	x
Longview, Texas	x		x	x
Texas City, Texas			x
Europe
Workington, England		x
Middelburg, the Netherlands	x
Kohtla-Järve, Estonia			x
Asia Pacific
Jurong Island, Singapore (2)	x		x
Kuantan, Malaysia (2)				x
Tong Xiang, China	x
Ulsan, Korea		x
Wuhan, China (3)			x
Zibo City, China(4)	x		x
Latin America
Uruapan, Mexico	x
San Paulo, Brazil			x

(1)
Although nearly all of the manufacturing facility was included in the first quarter 2011 divestiture of the Company's polyethylene terephthalate ("PET") business and related assets, a portion has been retained subsequent to the sale.

(2)	Indicates a location that Eastman leases from a third party.
(3)	Eastman holds a 51 percent share in the joint venture Genovique Specialties Wuhan Youji Chemical Co., Ltd.
(4)	Eastman holds a 51 percent share in the joint venture Qilu Eastman Specialty Chemical Ltd.

Eastman has a 50 percent interest in Primester, a joint venture that manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  The production of cellulose acetate is an intermediate step in the manufacture of acetate tow and other cellulose acetate based products.  The Company also has a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China.  The Nanjing facility produces EastotacTM hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.  EastotacTM hydrocarbon resins are also used to produce hot melt adhesives for packaging applications in addition to glue sticks, tapes, labels, and other adhesive applications.  In November 2010, the Company entered into a joint venture with 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China.  CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles and other end use products.  In 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China, expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

Eastman has distribution facilities at all of its plant sites.  In addition, the Company owns or leases approximately 90 stand-alone distribution facilities in the United States and 16 other countries.  Corporate headquarters are in Kingsport, Tennessee.  The Company's regional headquarters are in Miami, Florida; Capelle aan den IJssel, the Netherlands; Zug, Switzerland; Singapore; and Kingsport, Tennessee.  Technical service is provided to the Company's customers from technical service centers in Kingsport, Tennessee; Kirkby, England; Shanghai, China; and Singapore.  Customer service centers are located in Kingsport, Tennessee; Capelle aan den IJssel, the Netherlands; Miami, Florida; and Singapore.

A summary of properties, classified by type, is included in Note 5, "Properties and Accumulated Depreciation", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

ITEM 3.  LEGAL PROCEEDINGS

General

From time to time, Eastman Chemical Company ("Eastman" or the "Company") and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.  However, adverse developments could negatively impact earnings or cash flows in a particular future period.

On February 2, 2012, a putative shareholder class and derivative action, styled Jennifer Howard v. Jeffry N. Quinn, et al., was filed against Solutia, its board of directors (the “Solutia Board”), and Eastman in the Circuit Court of St. Louis County, Missouri.  The complaint generally alleges that the Solutia Board breached its fiduciary duties to Solutia shareholders by, among other things, approving Eastman's proposed acquisition of Solutia for allegedly inadequate consideration and following an allegedly unfair sale process.  The complaint further alleges that Eastman aided and abetted the Solutia Board in the alleged breach of fiduciary duties by participating in Eastman's proposed acquisition of Solutia.  The complaint seeks, among other things, an injunction against the consummation of Eastman's proposed acquisition of Solutia, rescission of Eastman's proposed acquisition of Solutia in the event it is consummated, any damages arising from the defendants’ alleged breaches, and costs and attorneys’ fees associated with the action.  Eastman intends to vigorously defend itself against the allegations in the complaint.

On February 7, 2012, a second putative shareholder class action, styled John C. Dewan v. Solutia, Inc., was filed against Solutia, the Solutia Board, Eastman, and Eastman's wholly-owned subsidiary Eagle Merger Sub Corporation (the “Merger Sub”) in the Chancery Court of Delaware.  The complaint generally alleges that the Solutia Board breached its fiduciary duties to Solutia shareholders by, among other things, approving Eastman's proposed acquisition of Solutia for allegedly inadequate consideration, following an allegedly unfair sale process, and agreeing to terms in the Merger Agreement that favor Eastman and deter alternative bids.  The complaint further alleges that Eastman and Merger Sub aided and abetted the Solutia Board in the alleged breach of fiduciary duties through, among other things, their respective participation in Eastman's proposed acquisition of Solutia.  The complaint seeks, among other things, an injunction against the consummation of Eastman's proposed acquisition of Solutia and costs and attorneys’ fees associated with the action.  Eastman and Merger Sub intend to vigorously defend themselves against the allegations in the complaint.

On February 14, 2012, two additional putative shareholder class actions, styled Joseph C. Huttemann v. Jeffry N. Quinn, et al., and David Wolfe v. Solutia, Inc., et al., respectively, were filed against Solutia, the Solutia Board, Eastman, and Merger Sub in the Chancery Court of Delaware.  These complaints generally allege that the Solutia Board breached its fiduciary duties to Solutia shareholders by, among other things, approving Eastman's proposed acquisition of Solutia for allegedly inadequate consideration, following an allegedly unfair sale process, and agreeing to terms in the Merger Agreement that favor Eastman and deter alternative bids.  The complaint further alleges that Eastman and Merger Sub aided and abetted the Solutia Board in the alleged breach of fiduciary duties through, among other things, their respective participation in Eastman's proposed acquisition of Solutia.  The complaints seek, among other things, an injunction against the consummation of Eastman's proposed acquisition of Solutia and costs and attorneys’ fees associated with the action.  Eastman and the Merger Sub intend to vigorously defend themselves against the allegations in these complaints.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)  Eastman Chemical Company's ("Eastman" or the "Company") common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "EMN".  The following table presents the high and low sales prices of the common stock on the NYSE and the cash dividends per share declared by the Company's Board of Directors for each quarterly period of 2011 and 2010.

		High	Low	Cash Dividends Declared
2011	First Quarter	$50.07	$42.39	$0.235
	Second Quarter	55.36	46.82	0.235
	Third Quarter	53.31	32.45	0.260
	Fourth Quarter	42.62	33.21	0.260
2010	First Quarter	$32.34	$27.94	$0.220
	Second Quarter	35.98	26.63	0.220
	Third Quarter	37.43	25.55	0.220
	Fourth Quarter	42.29	36.82	0.235

As of December 31, 2011, there were 137,003,954 shares of the Company's common stock issued and outstanding, which shares were held by 20,959 stockholders of record.  These shares include 88,456 shares held by the Company's charitable foundation.  The Company's Board of Directors has declared a cash dividend of $0.260 per share during the first quarter of 2012, payable on April 2, 2012 to stockholders of record on March 15, 2012.  Quarterly dividends on common stock, if declared by the Board of Directors, are usually paid on or about the first business day of the month following the end of each quarter.  The payment of dividends is a business decision made by the Board of Directors from time to time based on the Company's earnings, financial position and prospects, and such other considerations as the Board considers relevant.  Accordingly, while management currently expects that the Company will continue to pay the quarterly cash dividend, its dividend practice may change at any time.

In third quarter 2011, the Company's Board of Directors declared a two-for-one split of the Company's common stock, distributed October 3, 2011 in the form of a 100 percent stock dividend.  All shares and per share amounts in this Annual Report on Form 10-K (this "Annual Report") have been adjusted for all periods presented for the stock split.  For additional information, see Note 1, "Significant Accounting Policies" and Note 17, "Stockholders' Equity" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

See Part III, Item 12 — "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Securities Authorized for Issuance Under Equity Compensation Plans" of this Annual Report for the information required by Item 201(d) of Regulation S-K.

(b)  Not applicable.

(c)  Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Approximate Dollar Value (in Millions) that May Yet Be Purchased Under the Plans or Programs (4)
October 1- 31, 2011	693,209	$36.04	693,209	$98
November 1-30, 2011	--	$--	--	$98
December 1-31, 2011	--	$--	--	$98
Total	693,209	$36.04	693,209

(1)
Shares and share prices have been retrospectively adjusted for all periods presented for the two-for-one stock split on October 3, 2011.  For additional information, see Note 17, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

(2)	Shares repurchased under a Company announced repurchase plan.
(3)	Average price paid per share reflects the weighted average purchase price paid for shares.
(4)
In February 2011, the Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2011, a total of 4,757,639 shares have been repurchased under this authorization for a total amount of approximately $202 million.  During 2011, the Company repurchased 7,258,031 shares of common stock for a cost of approximately $316 million under the current and a previous stock repurchase authorization.  For additional information, see Note 17, "Stockholders' Equity", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

Operating Data	Year Ended December 31,

(Dollars in millions, except per share amounts)	2011	2010	2009	2008	2007

Sales	$7,178	$5,842	$4,396	$5,936	$5,513
Operating earnings	1,021	862	345	551	683

Earnings from continuing operations	657	425	154	345	434
Earnings (loss) from discontinued operations	8	13	(18)	(17)	(123)
Gain (loss) from disposal of discontinued operations	31	--	--	18	(11)
Net earnings	$696	$438	$136	$346	$300

Basic earnings per share
Earnings from continuing operations	$4.70	$2.95	$1.06	$2.29	$2.62
Earnings (loss) from discontinued operations	0.28	0.09	(0.12)	0.01	(0.81)
Net earnings	$4.98	$3.04	$0.94	$2.30	$1.81

Diluted earnings per share
Earnings from continuing operations	$4.59	$2.88	$1.05	$2.27	$2.59
Earnings (loss) from discontinued operations	0.27	0.08	(0.12)	0.00	(0.80)
Net earnings	$4.86	$2.96	$0.93	$2.27	$1.79

Statement of Financial Position Data

Current assets	$2,302	$2,047	$1,735	$1,423	$2,293
Net properties	3,107	3,219	3,110	3,198	2,846
Total assets	6,184	5,986	5,515	5,281	6,009
Current liabilities	1,114	1,070	800	832	1,122
Long-term borrowings	1,445	1,598	1,604	1,442	1,535
Total liabilities	4,314	4,359	4,002	3,728	3,927
Total stockholders' equity	1,870	1,627	1,513	1,553	2,082
Dividends declared per share	0.990	0.895	0.880	0.880	0.880

In third quarter 2011, Eastman Chemical Company's ("Eastman" or the "Company") Board of Directors declared a two-for-one split of the Company's common stock, distributed October 3, 2011 in the form of a 100 percent stock dividend.  All shares and per share amounts in this Annual Report on Form 10-K (this "Annual Report") have been adjusted for all periods presented for the stock split.  For additional information, see Note 17, "Stockholders' Equity" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In third quarter 2011, the Company completed two acquisitions in the Performance Chemicals and Intermediates ("PCI") segment.  Eastman acquired Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers, and acetic acid, and Eastman also acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil.  For additional information see Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Acquisitions and Investments in Joint Ventures" and Note 18, "Asset Impairments and Restructuring Charges (Gains), Net" of this Annual Report.

In third quarter 2011, the Company acquired Dynaloy, LLC ("Dynaloy"), a producer of formulated solvents.  The acquisition was accounted for as a business combination and is reported in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment.  Dynaloy adds materials science capabilities that are expected to complement growth of the CASPI segment's electronic materials product line.  For additional information see Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Acquisitions and Investments in Joint Ventures" of this Annual Report.

In first quarter 2011, the Company completed the sale of the polyethylene terephthalate ("PET") business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with accounting principles generally accepted ("GAAP") in the United States.  For additional information, see Note 3, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In second quarter 2010, Eastman completed the stock purchase of Genovique Specialties Corporation ("Genovique"), which was accounted for as a business combination.  The acquired business is a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition included Genovique's manufacturing operations in Kohtla-Järve, Estonia and Chestertown, Maryland and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers were a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  For additional information see Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 2, "Acquisitions and Investments in Joint Ventures" and Note 18, "Asset Impairments and Restructuring Charges (Gains), Net" of this Annual Report.

In fourth quarter 2009, the Company discontinued its Beaumont, Texas industrial gasification project.  This decision was based on a number of factors, including high capital costs, the current and projected reduced spread between natural gas and oil and petroleum coke prices, and continued uncertainty regarding U.S. energy and environmental public policy.  For more information regarding the impact of this impairment on financial results, see the segment discussions of Part II, Item 7 – "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 8 – "Notes to the Audited Consolidated Financial Statements" – Note 18, "Asset Impairments and Restructuring Charges (Gains), Net " of this Annual Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere in this 2011 Annual Report on Form 10-K (this "Annual Report").  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

In third quarter 2011, the Company's Board of Directors declared a two-for-one split of the Company's common stock, distributed October 3, 2011 in the form of a 100 percent stock dividend.  All shares and per share amounts in this Annual Report have been adjusted for all periods presented for the stock split.  For additional information, see Note 17, "Stockholders' Equity" to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, U.S. pension and other post-employment benefits, litigation and contingent liabilities, income taxes, and purchase accounting.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company's management believes the critical accounting estimates described below are the most important to the fair presentation of the Company's financial condition and results.  These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

Allowances for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company believes, based on historical results, the likelihood of actual write-offs having a material impact on financial results is low.  However, if one of the Company's key customers was to file for bankruptcy, or otherwise be unwilling or unable to make its required payments, or there was a significant slow-down in the economy, the Company could increase its allowances.  This could result in a material charge to earnings.  The Company's allowances were $8 million and $5 million at December 31, 2011 and 2010, respectively.

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

As the Company's assumptions related to long-lived assets are subject to change, additional write-downs may be required in the future.  If estimates of fair value less costs to sell are revised, the carrying amount of the related asset is adjusted, resulting in a charge to earnings.  The Company recognized a definite-lived intangible asset impairment charge of $8 million resulting from an environmental regulatory change during fourth quarter 2010 impacting the fair value of air emission credits remaining from the previously discontinued Beaumont, Texas, industrial gasification project.  The Company recognized fixed (tangible) asset impairment charges of $133 million and goodwill and definite-lived intangible asset impairment charges of $46 million in results from continuing operations during 2009, related to the discontinuance of the Beaumont, Texas industrial gasification project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Costs

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated.  When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $29 million at December 31, 2011.

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

The Company's reserve, including the above remediation, was $39 million at December 31, 2011 and $40 million at December 31, 2010, representing the minimum or best estimate for remediation costs and the best estimate of the amount accrued to date over the regulated assets' estimated useful lives for asset retirement obligation costs.

Pension and Other Post-employment Benefits

The Company maintains defined benefit pension plans that provide eligible employees with retirement benefits.  Additionally, Eastman provides a subsidy toward life insurance, health care, and dental benefits for eligible retirees and a subsidy toward health care and dental benefits for retirees' eligible survivors.  The costs and obligations related to these benefits reflect the Company's assumptions related to general economic conditions (particularly interest rates) and expected return on plan assets.  In connection with its acquisition of Sterling Chemicals, Inc. ("Sterling") in 2011, the Company assumed Sterling's U.S. pension plans.  At December 31, 2011, the Company assumed discount rates of 4.88 percent and 4.83 percent on the defined benefit pension plans, respectively, and an expected return on plan assets of 8.75 percent and 5.50 percent, respectively.  The Company assumed a discount rate of 5.00 percent on its other post-employment benefit plan.  The cost of providing plan benefits also depends on demographic assumptions including retirements, mortality, turnover, and plan participation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The December 31, 2011 projected benefit obligation and 2012 expense are affected by year-end 2011 assumptions.  The following table illustrates the sensitivity to changes in the Company's long-term assumptions in the expected return on assets and assumed discount rate for all U.S. pension plans and other postretirement welfare plans.  The sensitivities below are specific to the time periods noted.  They also may not be additive, so the impact of changing multiple factors simultaneously cannot be calculated by combining the individual sensitivities shown.

Change in Assumption	Impact on 2012 Pre-tax U.S. Benefits Expense	Impact on December 31, 2011 Projected Benefit Obligation for U.S. Pension Plans	Impact on December 31, 2011 Accumulated Postretirement Benefit Obligation for Other U.S. Postretirement Plans

25 basis point decrease in discount rate	+$6 Million	+$49 Million	+$27 Million

25 basis point increase in discount rate	-$6 Million	-$47 Million	-$26 Million

25 basis point decrease in expected return on assets	+$3 Million	No Impact	N/A

25 basis point increase in expected return on assets	-$3 Million	No Impact	N/A

The expected return on assets and assumed discount rate used to calculate the Company's pension and other post-employment benefit obligations are established each December 31.  The expected return on assets is based upon the long-term expected returns in the markets in which the pension trust invests its funds, primarily the domestic, international, private equity, and real estate markets.  Historically, over a ten year period, excluding 2008 which is considered an anomaly due to the global recession, the Company's average achieved actual return has been near the expected return on assets.  The assumed discount rate is based upon a portfolio of high-grade corporate bonds, which are used to develop a yield curve.  This yield curve is applied to the expected durations of the pension and post-employment benefit obligations.  As future benefits under the U.S. benefit plan have been fixed at a certain contribution amount, changes in the health care cost trend assumptions do not have a material impact on the results of operations.

The Company uses the market related valuation method to determine the value of plan assets, which recognizes the change of the fair value of the plan assets over five years.  If actual experience differs from these long-term assumptions, the difference is recorded as an unrecognized actuarial gain (loss) and then amortized into earnings over a period of time based on the average future service period, which may cause the expense related to providing these benefits to increase or decrease.  The charges applied to earnings in 2011, 2010, and 2009 due to the amortization of these unrecognized actuarial losses, largely due to actual experience versus assumptions of discount rates, were $69 million, $56 million, and $45 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company does not anticipate that a change in pension and other post-employment obligations caused by a change in the assumed discount rate during 2012 will impact the cash contributions to be made to the pension plans during 2012.  However, an after-tax charge or credit will be recorded directly to accumulated other comprehensive income (loss), a component of stockholders' equity, as of December 31, 2012 for the impact on the pension's projected benefit obligation of the change in interest rates, if any.  While the amount of the change in these obligations does not correspond directly to cash funding requirements, it is an indication of the amount the Company will be required to contribute to the plans in future years.  The amount and timing of such cash contributions is dependent upon interest rates, actual returns on plan assets, retirement, attrition rates of employees, and other factors.  For further information regarding pension and other post-employment obligations, see Note 13, "Retirement Plans", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

Income Taxes

The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted tax rates expected to be in effect for the year in which the differences are expected to reverse.  The ability to realize the deferred tax assets is evaluated through the forecasting of taxable income using historical and projected future operating results, the reversal of existing temporary differences, and the availability of tax planning strategies.  Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.  In the event that the actual outcome from future tax consequences differs from our estimates and assumptions, the resulting change to the provision for income taxes could have a material adverse impact on the consolidated results of operations and statement of financial position.  As of December 31, 2011, a valuation allowance of $42 million has been provided against the deferred tax assets.

The Company recognizes income tax positions that meet the more likely than not threshold and accrues interest related to unrecognized income tax positions, which is recorded as a component of the income tax provision.

Purchase Accounting

In general, the acquisition method of accounting requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition.  The Company estimates fair value using the exit price approach which is defined as the price that would be received if we sold an asset or paid to transfer a liability in an orderly market.  The value of an exit price is determined from the viewpoint of all market participants as a whole and may result in the Company valuing assets at a fair value that is not reflective of our intended use of the assets.  Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item goodwill on our consolidated balance sheets.  Management's judgment is used to determine the estimated fair values assigned to assets acquired and liabilities assumed, as well as asset lives for property, plant and equipment and amortization periods for intangible assets, and can materially affect the Company's results of operations.

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

•	Company and segment operating earnings excluding asset impairments and restructuring charges and gains described below;
•	Company earnings from continuing operations and diluted earnings per share excluding asset impairments and restructuring charges and gains and early debt extinguishment costs described below;
•
Cash flows from operating activities excluding the impact of adoption of amended accounting guidance for transfers of financial assets and the impact of a tax payment for the gain on the sale of the polyethylene terephthalate ("PET") business, described below; and

•	Free cash flow (as defined), described below.

During 2011, the Company recognized $7 million in restructuring charges primarily for severance associated with the acquisition and integration of Sterling and a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  Also during 2011, cash flows included the use of $110 million for a tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.

During 2010, the Company recognized $29 million in asset impairments and restructuring charges consisting of $20 million in severance and pension curtailment, $8 million for an intangible asset impairment resulting from an environmental regulatory change during fourth quarter 2010 impacting air emission credits remaining from the previously discontinued Beaumont, Texas industrial gasification project, and $1 million of additional site closure charges.

During fourth quarter 2010, the Company completed a public debt restructuring including the early repayment of $500 million aggregate principal amount of outstanding debt securities.  The early repayment of debt resulted in a charge of $115 million, net.  For additional information regarding the early extinguishment costs, see Note 11, "Early Debt Extinguishment Costs", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

During first quarter 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  For periods beginning after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet are included in trade receivables, net, and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at December 31, 2010 reflects an increase in trade receivables of $200 million, the amount transferred at December 31, 2009 under the securitization program, which reduced cash flows from operating activities by that amount for 2010.

During 2009, the Company recognized $196 million in asset impairments and restructuring charges, primarily consisting of $179 million in asset impairments related to the Company's previously announced discontinuance of its Beaumont, Texas industrial gasification project and $19 million, net, for severance resulting from a reduction in force.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For evaluation and analysis of ongoing business results and the impact on the Company and segments of strategic decisions and actions to reduce costs, to improve the profitability of the Company, and favorably adjust its debt maturities and cost, Eastman's management believes that Company and segment earnings from continuing operations should be considered both with and without asset impairments and restructuring charges and gains and early debt extinguishment costs.  Management believes that investors can better evaluate and analyze historical and future business trends if they also consider the reported Company and segment results, respectively, without the identified items.  In addition, management believes that cash provided by and used in operating activities should be considered both with and without the impact of adoption of amended accounting guidance for transfers of financial assets and the tax payment for the gain on the sale of the PET business, and dividends and capital expenditures.  Management utilizes Company and segment results including and excluding the identified items in the measures it uses to evaluate business performance and in determining certain performance-based compensation.  These measures, excluding the identified items, are not recognized in accordance with GAAP and should not be viewed as alternatives to the GAAP measures of performance.

2011 OVERVIEW

The Company generated sales revenue of $7.2 billion and $5.8 billion for 2011 and 2010, respectively.  Sales revenue increases were primarily due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs, primarily for propane, paraxylene, and wood pulp.  The higher sales volume was primarily due to growth in PCI segment plasticizer product lines, the fourth quarter 2010 restart of a previously idled olefins cracking unit at the Longview, Texas facility, and strengthened end-use demand primarily for CASPI segment products.  The increase was also due to growth initiatives including the increased utilization of the Korean acetate tow manufacturing facility and the Eastman TritanTM copolyester resin manufacturing line, and the acquisition of the Genovique Specialties Corporation ("Genovique") plasticizer product lines.

Operating earnings were $1,021 million in 2011 compared to $862 million in 2010.  Excluding asset impairments and restructuring charges and gains, described above in "Presentation of Non-GAAP Financial Measures", operating earnings increased primarily due to higher selling prices which more than offset higher raw material and energy costs, and higher sales volume and increased capacity utilization which led to lower unit costs, particularly in the first half of the year.  Operating earnings in 2011 also included $17 million of costs from an unplanned outage of an olefins cracking unit at the Longview, Texas facility.

Earnings from continuing operations were $657 million in 2011 compared to $425 million in 2010.  Excluding asset impairments and restructuring charges and gains, and early debt extinguishment costs, earnings from continuing operations were $652 million and $514 million, respectively.  Earnings from continuing operations were $4.59 per diluted share in 2011 compared to $2.88 per diluted share in 2010.  Excluding asset impairments and restructuring charges and gains, and early debt extinguishment costs, earnings were $4.56 per diluted share and $3.48 per diluted share, respectively.

Eastman generated $625 million in cash from operating activities in 2011, including $102 million in contributions to its U.S. defined benefit pension plans and the $110 million tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.  Excluding the impact of the tax payment and the adoption of amended accounting guidance for transfers of financial assets described above in "Presentation of Non-GAAP Financial Measures", cash provided by operating activities decreased $40 million to $735 million in 2011 compared with 2010.  The decrease was primarily due to an increase in working capital and higher cash payments for employee pension and incentive pay plans during the year, which were partially offset by higher net earnings.  Excluding the tax payment, the Company generated free cash flow of $142 million for full year 2011.  Free cash flow is defined as cash from operating activities less capital expenditures and dividends.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2011 and early 2012, the Company completed and progressed on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives:

•
In the PCI segment, the Company completed several initiatives in 2011 to expand its non-phthalate plasticizer business, including the acquisitions of Sterling and Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex").  The acquired Sterling idled plasticizer manufacturing unit is being retrofitted to produce non-phthalate plasticizers, with the first of two phases expected to be online in the first half of 2012.  The Company also plans to increase capacity of 2-ethyl hexanol in first half 2012 to support expected growth in the plasticizers, coatings, and fuel additive markets.

•
In the Specialty Plastics segment, the Company is adding another 30,000 metric tons of resin capacity at its facility in Kingsport, Tennessee for TritanTM copolyester polymer, which is expected to be operational in early 2012.  The Company is expanding its capacity for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyesters, in two phases with the first operational in fourth quarter 2011 and the second expected to be operational in first quarter 2012.  The Company is also expanding its cellulose triacetate capacity, with the new capacity expected to be operational in first quarter 2012.

•
In the CASPI segment, the Company completed an additional 20 percent expansion of its hydrogenated hydrocarbon resins manufacturing capacity in Middelburg, the Netherlands, and an additional 10 percent debottleneck of the hydrogenated hydrocarbon facility in Longview, Texas in 2011.  The Company also acquired Dynaloy, LLC ("Dynaloy") in 2011 as part of its electronic materials growth initiative.

•	In the Fibers segment, in 2011 the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China, expected to be operational in mid-2013.
•
The Company continues to explore and invest in research and development ("R&D") initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include the completion of a demonstration facility for market testing of acetylated wood, branded as Perennial WoodTM, in second half 2011 and commercial introduction in first quarter 2012 to select markets; the initial commercial introduction of the new Eastman CerfisTM technology, with anticipation that the application will be expanded nationwide by the end of 2012; and the announcement of the new EastmanTM microfiber technology.

•
On January 26, 2012, the Company entered into a definitive agreement to acquire Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.  Under the terms of the agreement, Solutia stockholders will receive $22.00 in cash and 0.12 shares of Eastman common stock for each share of Solutia common stock, a total transaction value of approximately $4.7 billion, as of January 26, 2012, including the assumption of Solutia's debt.  The transaction remains subject to approval by Solutia's shareholders and receipt of required regulatory approvals as well as other customary closing conditions.  The transaction is expected to close in mid-2012.  The acquisition of Solutia is expected to:

o	broaden Eastman's global presence, particularly in Asia Pacific;
o	establish a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities and an overlap of key end-markets; and
o	expand Eastman's portfolio of sustainable products.

In first quarter 2011, the Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment. The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with GAAP.  The total cash proceeds of the transaction were $615 million.

RESULTS OF OPERATIONS

The Company's results of operations as presented in the Company's consolidated financial statements in Part II, Item 8 of this Annual Report are summarized and analyzed below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SUMMARY OF CONSOLIDATED RESULTS

	2011 Compared to 2010			2010 Compared to 2009
(Dollars in millions)	2011	2010	%	2010	2009	%

Sales	$7,178	$5,842	23%	$5,842	$4,396	33%
Volume effect			7%			19%
Price effect			14%			10%
Product mix effect			2%			4%
Exchange rate effect			--%			--%

2011 Compared to 2010

Sales revenue for 2011 compared to 2010 increased $1.3 billion.  The increase was primarily due to higher selling prices in all segments (particularly in the PCI segment) and higher sales volume primarily in the PCI segment.  The higher selling prices were in response to higher raw material and energy costs, primarily for propane, paraxylene, and wood pulp.  The higher sales volume was primarily due to growth in PCI segment plasticizer product lines, the fourth quarter 2010 restart of a previously idled olefins cracking unit at the Longview, Texas facility, and strengthened end-use demand primarily for CASPI segment products.  The increase was also due to growth initiatives including the increased utilization of the Korean acetate tow manufacturing facility and the Eastman TritanTM copolyester resin manufacturing line, and the acquisition of the Genovique plasticizer product lines.

2010 Compared to 2009

Sales revenue for 2010 compared to 2009 increased $1.4 billion.  The sales revenue increase was primarily due to higher sales volume in all segments attributed to improved end-use demand in packaging, durable goods, and other markets, in part due to the recovery in the global economy, as well as the positive impact of growth initiatives.  Sales revenue increases were also due to higher selling prices in response to higher raw material and energy costs, primarily in the PCI and CASPI segments.

	2011 Compared to 2010			2010 Compared to 2009
(Dollars in millions)	2011	2010	Change	2010	2009	Change

Gross Profit	$1,640	$1,474	11%	$1,474	$1,032	43%
As a percentage of sales	23%	25%		25%	23%

2011 Compared to 2010

Gross profit for 2011 increased compared with 2010 in all segments.  Gross profit increased primarily due to higher selling prices, which more than offset higher raw material and energy costs, and higher sales volume and increased capacity utilization, which led to lower unit costs, particularly in the first half of the year.  Gross profit in 2011 included $17 million of costs from an unplanned outage of an olefins cracking unit at the Longview, Texas facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2010 Compared to 2009

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

	2011 Compared to 2010			2010 Compared to 2009
(Dollars in millions)	2011	2010	Change	2010	2009	Change

Selling, General and Administrative Expenses	$469	$431	9%	$431	$367	17%
Research and Development Expenses	158	152	4%	152	124	23%
	$627	$583	8%	$583	$491	19%
As a percentage of sales	9%	10%		10%	11%

2011 Compared to 2010

Selling, general and administrative expenses increased in 2011 compared to 2010 primarily due to increased compensation expense and higher costs of growth and business development initiatives.

Research and development expenses increased in 2011 compared to 2010 primarily due to higher R&D expenses for growth initiatives.

2010 Compared to 2009

Selling, general and administrative expenses increased for 2010 compared to 2009 primarily due to increased performance-based compensation expense and higher discretionary spending, including expenses for growth initiatives.

Research and development expenses increased for 2010 compared to 2009 primarily due to higher R&D expenses for growth initiatives.

Asset Impairments and Restructuring Charges (Gains), Net

In 2011, asset impairments and restructuring charges and gains were net gains of $8 million.  A gain of $15 million was recognized from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project and restructuring charges of $7 million were primarily for severance associated with the acquisition and integration of Sterling.

In 2010, asset impairments and restructuring charges and gains were net charges of $29 million and consisted primarily of severance and pension curtailment charges and an intangible asset impairment.  Severance charges of $18 million included $15 million for the previously announced voluntary separation program in fourth quarter 2010 and $3 million primarily for severance associated with the acquisition and integration of Genovique in second quarter 2010.  Restructuring charges of $2 million for pension curtailment are also related to the voluntary separation program in fourth quarter 2010.  The intangible asset impairment of $8 million resulted from an environmental regulatory change impacting air emission credits remaining from the previously discontinued Beaumont, Texas industrial gasification project in fourth quarter 2010.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In 2009, asset impairments and restructuring charges and gains were net charges of $196 million and consisted of $179 million in asset impairments related to the Company's previously announced discontinuance of its Beaumont, Texas industrial gasification project and $19 million, net, for severance resulting from a reduction in force.

For more information regarding asset impairments and restructuring charges and gains, primarily related to recent strategic decisions and actions, see Note 18, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

Operating Earnings
	2011 Compared to 2010			2010 Compared to 2009
(Dollars in millions)	2011	2010	Change	2010	2009	Change

Operating earnings	$1,021	$862	18%	$862	$345	>100%
Asset impairments and restructuring charges (gains), net	(8)	29		29	196
Operating earnings excluding asset impairments and restructuring charges (gains), net	$1,013	$891	14%	$891	$541	65%

Net Interest Expense
	2011 Compared to 2010				2010 Compared to 2009
(Dollars in millions)	2011	2010	Change		2010	2009	Change

Gross interest costs	$92	$108			$108	$99
Less: Capitalized interest	9	3			3	14
Interest expense	83	105	(21	) %	105	85	24%
Interest income	7	6			6	7
Net interest expense	$76	$99	(23	) %	$99	$78	27%

2011 Compared to 2010

Net interest expense decreased $23 million in 2011 compared to 2010 primarily due to lower borrowing costs resulting from the debt restructuring in fourth quarter 2010 and higher capitalized interest resulting from higher capital spending.

For 2012, the Company expects net interest expense to remain consistent with 2011, excluding the expected impact of the acquisition of Solutia.

2010 Compared to 2009

Net interest expense increased $21 million in 2010 compared to 2009 primarily due to lower capitalized interest resulting from lower capital spending and higher average borrowings.

Early Debt Extinguishment Costs

During fourth quarter 2010, the Company completed a public debt restructuring comprised of the sale of $500 million aggregate principal amount of new debt securities with maturities five and ten years from issuance and the early repayment of $500 million aggregate principal amount of outstanding debt securities.  The debt restructuring allowed the Company to favorably adjust its debt maturities and reduce future interest costs on its long-term debt.  The early repayment of debt resulted in a charge of $115 million, net.  For additional information regarding the early extinguishment costs, see Note 11, "Early Debt Extinguishment Costs", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Charges (Income), Net

(Dollars in millions)	2011	2010	2009

Foreign exchange transaction (gains) losses, net	$(2)	$8	$5
Investment (gains) losses, net	(16)	(1)	5
Other, net	(1)	5	3
Other charges (income), net	$(19)	$12	$13

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.  Investment gains in 2011 included increased earnings from the Nanjing, China joint venture and sales of business venture investments.

Provision for Income Taxes from Continuing Operations

	2011 Compared to 2010			2010 Compared to 2009
(Dollars in millions)	2011	2010	Change	2010	2009	Change

Provision for income taxes from continuing operations	$307	$211	45%	$211	$100	>100%
Effective tax rate	32%	33%		33%	39%

The 2011 effective tax rate reflects an $8 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.

The 2010 effective tax rate reflected a $9 million tax charge associated with a nondeductible, early distribution under the executive deferred compensation plan of previously earned compensation as a result of certain participants electing early withdrawal.

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

The Company expects its effective tax rate in 2012 will be approximately 33 percent, excluding the expected impact of the acquisition of Solutia.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations and Diluted Earnings per Share

	2011		2010		2009
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS

Earnings from continuing operations	$657	$4.59	$425	$2.88	$154	$1.05
Asset impairments and restructuring charges (gains), net of tax	(5)	(0.03)	18	0.12	127	0.86
Early debt extinguishment costs, net of tax	--	--	71	0.48	--	--
Earnings from continuing operations excluding items	$652	$4.56	$514	$3.48	$281	$1.91

Net Earnings and Diluted Earnings per Share

	2011		2010		2009
(Dollars in millions, except per share amounts)	$	EPS	$	EPS	$	EPS

Earnings from continuing operations	$657	$4.59	$425	$2.88	$154	$1.05
Earnings (loss) from discontinued operations, net of tax	8	0.06	13	0.08	(18)	(0.12)
Gain from disposal of discontinued operations, net of tax	31	0.21	--	--	--	--
Net earnings	$696	$4.86	$438	$2.96	$136	$0.93

Earnings of $8 million and $13 million and a loss of $18 million, net of tax in 2011, 2010, and 2009, respectively, resulted from discontinued operations of the PET business of the Performance Polymers segment.  Corporate costs which were allocated to the Performance Polymers segment have been reallocated to other segments in the Company's financial statements.  For additional information, see Note 3, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are currently managed and reported in four reportable operating segments, consisting of the CASPI segment, the Fibers segment, the PCI segment, and the Specialty Plastics segment.  For additional information concerning the Company's operating businesses and products, see Note 22, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

In first quarter 2011, the Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment. The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with GAAP.  For additional information, see Note 3, "Discontinued Operations and Assets Held for Sale", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown in Note 22, "Segment Information", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, as "other" sales revenue and operating losses.  As discussed in Note 22, these "other" operating losses are $50 million, $66 million, and $218 million in 2011, 2010, and 2009, respectively.  Included in 2011 is a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  Included in 2010 and 2009 are $8 million and $179 million, respectively, in asset impairments related to the discontinuance of its Beaumont, Texas industrial gasification project.

CASPI Segment
	2011 Compared to 2010				2010 Compared to 2009
			Change				Change
(Dollars in millions)	2011	2010	$	%	2010	2009	$	%

Sales	$1,844	$1,574	$270	17%	$1,574	$1,217	$357	29%
Volume effect			79	5%			198	16%
Price effect			197	13%			122	10%
Product mix effect			(11)	(1) %			43	4%
Exchange rate effect			5	-- %			(6)	(1) %

Operating earnings	331	293	38	13%	293	221	72	33%

Asset impairments and restructuring charges (gains), net	--	6	(6)		6	3	3

Operating earnings excluding asset impairments and restructuring charges (gains), net	331	299	32	11%	299	224	75	34%

2011 Compared to 2010

Sales revenue for 2011 increased compared to 2010 primarily due to higher selling prices and higher sales volume.  The higher selling prices were in response to higher raw material and energy costs and were also attributed to strengthened demand, particularly in the U.S., and tight industry supply particularly in the first half of the year.  The higher sales volume was attributed primarily to strengthened end-use demand in the packaging, durable goods, and transportation markets, particularly in the U.S.

Excluding restructuring charges, operating earnings increased in 2011 compared to 2010 primarily due to higher selling prices, higher sales volume, and the increased benefits from cracking propane to produce low-cost propylene, which more than offset higher raw material and energy costs.  In 2011, operating earnings included $5 million of costs from the unplanned outage of an olefins cracking unit.  The restructuring charges for 2010 reflect the segment's portion of severance charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2010 Compared to 2009

Sales revenue for 2010 increased compared to 2009 primarily due to higher sales volume and higher selling prices.  The higher sales volume was attributed to strengthened end-use demand in the packaging and transportation markets primarily in the Europe, Middle East, and Africa and the United States and Canada regions, in part due to the recovery in the global economy, and the positive impact of growth initiatives, including the hydrogenated hydrocarbon resins manufacturing capacity expansion in Middelburg, the Netherlands which was completed in fourth quarter 2009.  The higher selling prices were primarily in response to higher raw material and energy costs, particularly for propane.

Excluding restructuring charges, operating earnings for 2010 increased compared to 2009 primarily due to higher sales volume, higher capacity utilization, which led to lower unit costs, and higher selling prices, which more than offset higher raw material and energy costs.  Operating earnings in 2009 included approximately $5 million in costs related to the reconfiguration of the Longview, Texas facility.  The restructuring charges for 2010 and 2009 reflect the segment's portion of severance charges.

Growth Initiatives

The Company is progressing on both organic and inorganic growth initiatives in the CASPI segment.  The segment is meeting growing demand for specialty hydrocarbon resins by completing two capacity expansions in 2011: an additional expansion in Middelburg, the Netherlands and a debottleneck in Longview, Texas.  In 2011, CASPI expanded its presence in the electronic materials market through the acquisition of Dynaloy and its formulated cleaners business.

Fibers Segment
	2011 Compared to 2010				2010 Compared to 2009
			Change				Change
(Dollars in millions)	2011	2010	$	%	2010	2009	$	%

Sales	$1,279	$1,142	$137	12%	$1,142	$1,032	$110	11%
Volume effect			35	3%			61	6%
Price effect			46	4%			4	-- %
Product mix effect			55	5%			46	5%
Exchange rate effect			1	-- %			(1)	-- %

Operating earnings	346	323	23	7%	323	292	31	11%

Asset impairments and restructuring charges (gains), net	--	3	(3)		3	4	(1)

Operating earnings excluding asset impairments and restructuring charges (gains), net	346	326	20	6%	326	296	30	10%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2011 Compared to 2010

Sales revenue for 2011 increased compared to 2010 primarily due to a favorable shift in product mix, higher selling prices, and higher sales volume.  The favorable shift in product mix was mainly due to higher acetate tow sales volume resulting from increased utilization of the recently completed acetate tow manufacturing facility in Korea.  The higher selling prices were in response to higher raw material and energy costs, particularly for wood pulp.

Excluding restructuring charges, operating earnings for 2011 increased compared to 2010 primarily due to higher acetate tow sales volume in Asia Pacific and Europe and higher selling prices, partially offset by higher raw material and energy costs.  The restructuring charges for 2010 reflect the segment's portion of severance charges.

2010 Compared to 2009

Sales revenue for 2010 increased compared to 2009 primarily due to higher sales volume and a favorable shift in product mix.  The higher sales volume and favorable shift in product mix were due to higher sales volume of acetate tow and of acetate yarn, both attributed to strengthened demand due to the global economic recovery.

Excluding restructuring charges, operating earnings for 2010 increased compared to 2009 primarily due to higher sales volume for acetate tow and acetate yarn, improved acetyl stream capacity utilization and a favorable shift in product mix.  The restructuring charges for 2010 and 2009 reflect the segment's portion of severance charges.

Growth Initiatives

The Company has entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China.  The facility is expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

During first quarter 2010, the Company completed the acquisition of and commenced production at the Korean acetate tow manufacturing facility.  The facility was operating at full production beginning in fourth quarter 2010.

PCI Segment
	2011 Compared to 2010				2010 Compared to 2009
			Change				Change
(Dollars in millions)	2011	2010	$	%	2010	2009	$	%

Sales	$2,860	$2,083	$777	37%	$2,083	1,398	$685	49%
Volume effect			289	14%			333	24%
Price effect			392	19%			295	21%
Product mix effect			89	4%			58	4%
Exchange rate effect			7	-- %			(1)	-- %

Operating earnings	289	224	65	29%	224	41	183	>100%

Asset impairments and restructuring charges (gains), net	7	7	--		7	6	1

Operating earnings excluding asset impairments and restructuring charges (gains), net	296	231	65	28%	231	47	184	>100%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

2011 Compared to 2010

Sales revenue for 2011 increased compared to 2010 primarily due to higher selling prices and higher sales volume.  The increased selling prices were in response to higher raw material and energy costs and also attributed to strengthened demand in North America and tight industry supply, particularly for olefin-derivative product lines in the first half of the year.  The higher sales volume was primarily due to growth in plasticizer product lines, which included the acquired Genovique plasticizer product lines, particularly in North America and Europe, and the restart of the previously idled Longview, Texas olefins cracking unit.

Excluding restructuring charges, operating earnings in 2011 increased compared to 2010 due to higher selling prices, higher sales volume, and the increased benefits from cracking propane to produce low-cost propylene, which more than offset higher raw material and energy costs.  The operating earnings increase was primarily in North America.  In 2011, operating earnings included $8 million from the acetyl technology license and costs of $11 million from the unplanned outage of an olefins cracking unit at the Longview, Texas facility.  In 2010, operating earnings included $12 million from the acetyl technology license.  In 2011, operating earnings included $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.  In 2010, the restructuring charges reflect the segment's portion of severance charges.

2010 Compared to 2009

Sales revenue for 2010 increased compared to 2009 primarily due to higher sales volume and higher selling prices.  The higher sales volume included growth in plasticizer product lines, both in heritage products as well as in product lines added with the acquisition of Genovique plasticizer product lines, and also attributed to strengthened end-use demand due to the global economic recovery.  The higher selling prices were in response to higher raw material and energy costs.

Excluding restructuring charges, operating earnings in 2010 increased compared to 2009 due to higher selling prices more than offsetting higher raw material and energy costs, higher sales volume, and increased capacity utilization which led to lower unit costs.  Operating earnings in 2010 also included $12 million from acetyl license revenue.  The restructuring charges for 2010 and 2009 reflect the segment's portion of severance charges.  Operating results in 2009 included approximately $15 million in costs related to the reconfiguration of the Longview, Texas facility.

Growth Initiatives

The Company completed several initiatives to expand its non-phthalate plasticizer business, including the acquisitions of Sterling and Scandiflex in 2011 and Genovique in 2010.  In third quarter 2011, the Company acquired Sterling, a single site North American petrochemical producer.  The acquisition of Sterling will allow an idled plasticizer unit to be retrofitted to produce non-phthalate plasticizers, with the first of two phases expected to be online in the first half of 2012 and the second phase to be determined at a later date based on demand.  Also, in third quarter 2011, the Company acquired Scandiflex, a manufacturer of plasticizers located in São Paulo, Brazil.  In second quarter 2010, the Company acquired Genovique, a global producer of specialty non-phthalate plasticizers for water-based adhesives and other applications.  The acquisitions of Sterling and Scandiflex in 2011 and Genovique in 2010 added to the Company's portfolio of non-phthalate plasticizers that serve high growth markets.  The Company also plans to increase capacity of 2-ethyl hexanol in first half 2012 to support expected growth in the plasticizers, coatings, and fuel additive markets.

To further improve its competitive cost position over purchasing olefins in the North American market, the Company restarted a previously idled cracking unit at the Longview, Texas facility in 2010.  This restart was prompted by a favorable shift in market conditions for olefins raw materials that is expected to continue over the next several years.  The Company has three operating cracking units as well as a fourth cracking unit which is currently shutdown.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Plastics Segment
	2011 Compared to 2010				2010 Compared to 2009
			Change				Change
(Dollars in millions)	2011	2010	$	%	2010	2009	$	%

Sales	$1,195	$1,043	$152	15%	$1,043	$749	$294	39%
Volume effect			(23)	(2) %			240	32%
Price effect			161	16%			14	2%
Product mix effect			11	1%			37	5%
Exchange rate effect			3	-- %			3	-- %

Operating earnings	105	88	17	19%	88	9	79	>100%

Asset impairments and restructuring charges (gains), net	--	5	(5)		5	4	1

Operating earnings excluding asset impairments and restructuring charges (gains), net	105	93	12	13%	93	13	80	>100%

2011 Compared to 2010

Sales revenue for 2011 increased compared to 2010 primarily due to higher selling prices.  Selling prices increased primarily in response to higher raw material and energy costs, particularly for paraxylene.  Slightly lower sales volume was attributed to weakened demand for copolyester product lines, particularly in packaging and consumer durable goods end markets, and some customer shift to other plastic materials that do not use paraxylene as a raw material.

Excluding restructuring charges, operating earnings for 2011 increased compared to 2010 primarily due to higher selling prices more than offsetting higher raw material and energy costs and the positive impact of the Eastman Tritan™ copolyester growth initiative.  Restructuring charges for 2010 reflect the segment's portion of severance charges.

2010 Compared to 2009

Sales revenue for 2010 increased compared to 2009 primarily due to higher sales volume.  The higher sales volume was attributed to improved end-use demand across all markets, in part due to the global economic recovery, as well as the positive impact of growth initiatives for core copolyesters and the TritanTM copolyester product lines.

Excluding restructuring charges, operating earnings for 2010 increased compared to 2009 primarily due to higher sales volume, resulting in higher capacity utilization and lower unit costs.  The restructuring charges for 2010 and 2009 reflect the segment's portion of severance charges.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Growth Initiatives

The Company is adding another 30,000 metric tons of resin capacity at its facility in Kingsport, Tennessee for TritanTM copolyester polymer, which is expected to be operational in early 2012.  The Company is expanding its capacity for CHDM, a monomer used in the manufacture of copolyesters, in two phases with the first operational in fourth quarter 2011 and the second expected to be operational in first quarter 2012.  The Company is also expanding its cellulose triacetate capacity, with the new capacity expected to be operational in first quarter 2012.  Eastman expects that the overall segment decrease in sales volume, particularly in second half 2011, is a temporary slowdown and expects growth to resume in the long-term.

The monomer manufacturing facility and the first Eastman TritanTM copolyester resin manufacturing line in Kingsport, Tennessee commenced production in first quarter 2010.

SUMMARY BY CUSTOMER LOCATION – 2011 COMPARED WITH 2010

Sales Revenue
(Dollars in millions)	2011	2010	Change	Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect

United States and Canada	$3,824	$2,957	29%	10%	17%	2%	-- %
Asia Pacific	1,681	1,446	16%	2%	10%	4%	-- %
Europe, Middle East, and Africa	1,352	1,150	18%	5%	11%	1%	1%
Latin America	321	289	11%	(2) %	12%	1%	-- %
	$7,178	$5,842	23%	7%	14%	2%	-- %

Sales revenue in the United States and Canada increased in 2011 compared to 2010 primarily due to higher selling prices and higher sales volume, particularly in the PCI segment.

Sales revenue in Asia Pacific increased in 2011 compared to 2010 primarily due to higher selling prices in all segments, and a favorable shift in product mix and higher sales volume, primarily in the Fibers segment.  The sales volume increase was less than other regions due to lower sales volume in the Specialty Plastics segment offsetting increases in the other segments.

Sales revenue in Europe, Middle East, and Africa increased in 2011 compared to 2010 primarily due to higher selling prices in all segments and higher sales volume, particularly in the PCI segment.

Sales revenue in Latin America increased in 2011 compared to 2010 primarily due to higher selling prices, particularly in the PCI and CASPI segments.  Lower sales volume was primarily due to sales being directed to other regions.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 12, "Derivatives", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report and Part II, Item 7A--"Quantitative and Qualitative Disclosures About Market Risk."

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

Sales revenue in Latin America increased in 2010 compared to 2009 primarily due to higher sales volume and higher selling prices in all segments.

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

(Dollars in millions)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$625	$575	$758
Investing activities	(142)	(442)	(369)
Financing activities	(423)	(411)	18
Effect of exchange rate changes on cash and cash equivalents	1	1	(1)
Net change in cash and cash equivalents	$61	$(277)	$406

Cash and cash equivalents at end of period	$577	$516	$793

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

(Dollars in millions)	2011	2010	2009

Net cash provided by operating activities	$625	$575	$758
Impact of adoption of amended accounting guidance (1)	--	200	--
Impact of tax payment on the sale of the PET business(2)	110	--	--
Net cash provided by operating activities excluding items	735	775	758

Additions to properties and equipment	(457)	(243)	(310)
Dividends paid to stockholders	(136)	(127)	(128)

Free Cash Flow	$142	$405	$320

(1)
Net cash provided by operating activities in 2010 reflected the adoption of amended accounting guidance for transfers of financial assets which resulted in $200 million of receivables, which were previously accounted for as sold and removed from the balance sheet when transferred under the accounts receivable securitization program, being included on the 2010 balance sheet as trade receivables, net.  This increase in receivables reduced cash from operations by $200 million in first quarter 2010.

(2)	Net cash provided by operating activities in 2011 included the use of $110 million for the tax payment for the tax gain on the sale of the PET business completed in first quarter 2011.

Excluding the impact of the tax payment for the tax gain on the sale of the PET business completed in first quarter 2011 and the impact of the adoption of amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's accounts receivable securitization program in 2010, cash provided by operating activities decreased $40 million in 2011 compared with 2010.  The decrease was primarily due to an increase in working capital and higher cash payments for employee pension and incentive pay plans during the year, which were partially offset by higher net earnings.  Working capital increased primarily due to increased inventory primarily as a result of increased raw material costs, increased accounts receivable primarily due to increased sales revenue, and decreased accounts payable primarily due to decreased raw material purchases due to lower sales volume near year-end.

Excluding the impact of the adoption of amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's accounts receivable securitization program, cash provided by operating activities increased $17 million in 2010 compared to 2009.  The increase was primarily due to significantly higher net earnings, offset by an increase in working capital and the inclusion in operating cash flow in 2009 of a benefit generated by a change in the tax method for capitalizing assets.  Working capital increased due to increased trade receivables primarily attributed to strong sales revenues throughout the year and increased inventories due to higher quantities attributed to improved demand for the Company's products and higher costs.  Both the increase in receivables and inventory were partially offset by an increase in accounts payable driven by a higher level of purchasing activity.

Cash used in investing activities decreased $300 million in 2011.  The decrease was primarily related to the receipt of $615 million from the sale of the PET business offsetting investment of $200 million in short-term time deposits having staggered maturities between three and ten months at the investment date and higher capital expenditures, as well as slightly lower payments for acquisitions and investments in joint ventures.

Cash used in investing activities increased $73 million in 2010.  The increase was primarily related to higher cash outflows for acquisitions and investments in joint ventures, including the acquisition of Genovique and the Korean acetate tow facility, which more than offset lower capital expenditures.

Cash used in financing activities increased $12 million in 2011.  Higher cash outflows for share repurchases and dividends and lower proceeds from borrowings and stock option exercises and other items were mostly offset by significantly lower cash outflows for repayment of borrowings.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The increase in cash used in financing activities of $429 million in 2010 was primarily related to higher cash outflows for repayment of borrowings, including for early repayment of $500 million principal amount of outstanding long term debt, and share repurchases, which more than offset higher cash receipts for proceeds from borrowings and proceeds from stock option exercises and other items.

Excluding the expected impact of the acquisition of Solutia, in 2012, the Company expects to generate positive free cash flow (operating cash flow less capital expenditures and dividends) of between $250 million and $300 million, capital expenditures of between $400 million and $425 million, and U.S. defined benefit pension plan funding of $100 million.  Assuming the acquisition of Solutia mid-2012, the priorities for uses of available cash in 2012 are expected to be payment of the quarterly cash dividend, repayment of debt, pension funding, and funding targeted growth initiatives.

Liquidity

The Company had cash and cash equivalents and short-term time deposits as follows:

(Dollars in millions)	December 31,
	2011	2010	2009
Cash and cash equivalents	$577	$516	$793
Short-term time deposits	200	--	--

Total cash and cash equivalents and short-term time deposits (1)	$777	$516	$793

(1)	Cash and cash equivalents and short-term time deposits are primarily held in the United States.

In addition, at December 31, 2011, the Company had access to the sources of liquidity described below.

In December 2011, the Company entered into a $750 million revolving credit agreement (the "Credit Facility") expiring December 2016.  The Credit Facility replaces, and has terms substantially similar to, the $700 million revolving credit agreement entered into in April 2006 (the "Prior Credit Facility") which was terminated concurrently with the entry into the Credit Facility.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including required maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2011, the Company had no outstanding borrowings under the Credit Facility, and at December 31, 2010, the Company had no outstanding borrowings under the Prior Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis.

Additionally, at December 31, 2011, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2011.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2011, the Company had no outstanding borrowings under the A/R Facility.  For more information, see Note 10, "Borrowings" and Note 14, "Commitments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.

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

In 2011, 2010, and 2009 the Company made $102 million, $35 million, and $181 million, respectively, in contributions to its U.S. defined benefit pension plans.

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

On January 26, 2012, in connection with its entry into a definitive agreement to acquire Solutia and in order to fund a portion of the purchase price for the acquisition, the Company entered into an agreement with lenders which contains commitments for a $3.5 billion senior unsecured bridge term loan facility and sets out the principal terms of a senior unsecured term loan facility for up to $1.25 billion, with any commitments in respect of the term loan facility reducing on a dollar-for-dollar basis commitments under the bridge term loan facility.  Final terms of this financing will be contained in definitive agreements relating to such indebtedness.

Capital Expenditures

Capital expenditures were $457 million, $243 million, and $310 million for 2011, 2010, and 2009, respectively.  Discretionary spending on certain capital projects was deferred in late 2009 in response to the global recession.  Capital expenditures remained at a level sufficient for required maintenance and certain strategic growth initiatives through first nine months 2010.  In fourth quarter 2010, the Company increased spending on discretionary infrastructure projects and certain strategic growth initiatives to $110 million which carried into 2011.  Capital expenditures in 2011 primarily increased due to organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.  Excluding the expected impact of the acquisition of Solutia, the Company expects that 2012 capital spending will be between $400 million and $425 million.

Excluding the expected impact of the acquisition of Solutia, the Company expects 2012 depreciation and amortization to be slightly higher than 2011 expenses of $273 million, primarily due to the completion of capacity expansions and a full year of depreciation on assets from 2011 acquisitions completed in 2011, including Sterling.

Other Commitments

At December 31, 2011, the Company's obligations related to outstanding indebtedness in the form of notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 15 years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company had various purchase obligations at December 31, 2011 totaling approximately $1.4 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $105 million over a period of several years.  Of the total lease commitments, approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 30 percent relate to railcars.

In addition, the Company had other liabilities at December 31, 2011 totaling approximately $1.6 billion related primarily to pension, retiree medical, other post-employment obligations, and environmental reserves.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total (b)

2012	$147	$6	$87	$276	$27	$270	$813
2013		--	81	264	20	51	416
2014	-	--	81	143	11	52	287
2015	250	--	82	137	8	56	533
2016		--	74	137	7	67	285
2017 and beyond	1,195	--	454	461	32	1,100	3,242
Total	$1,592	$6	$859	$1,418	$105	$1,596	$5,576

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

(b)
Not included in the above table is the expected payment of approximately $2.7 billion in cash in order to complete the Solutia acquisition or any obligations to be assumed upon completion of the acquisition of Solutia.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2011 totaled $184 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $139 million and $45 million will expire in 2012 and 2016 and beyond, respectively. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

As described in Note 7, "Equity Investments", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report, Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.  Eastman's net investment in the joint venture at December 31, 2011 and 2010 was approximately $28 million and $32 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.

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

The accounting guidance on consolidation of Variable Interest Entities ("VIEs") is effective for all VIEs or potential VIEs the Company is involved with on or after January 1, 2010.  This guidance amended the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under this guidance and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

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

Treasury Stock

On October 3, 2011, the Company distributed a two-for-one split of the Company's common stock in the form of a 100 percent stock dividend.  For additional information, see Note 17, "Stockholders' Equity " to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

In October 2007, the Company's Board of Directors authorized $700 million for repurchase of the Company's outstanding common stock.  The Company completed the $700 million repurchase authorization in November 2010, acquiring a total of 22.4 million shares.

In August 2010, the Company's Board of Directors authorized $300 million for the repurchase of the Company's outstanding common.  The Company completed the $300 million repurchase authorization in June 2011, acquiring a total of 7.1 million shares.

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2011, a total of 4,757,639 shares of common stock have been repurchased under this authorization for a total amount of approximately $202 million.

During 2011, the Company repurchased 7,258,031 shares of common stock for a cost of approximately $316 million.

Dividends

The Company's Board of Directors declared quarterly cash dividends of $0.235 per share in first and second quarters and $0.260 per share in third and fourth quarters 2011 for a total of $0.990 per share in 2011.  The Board of Directors declared quarterly cash dividends of $0.220 per share in first, second, and third quarters and $0.235 per share in fourth quarter 2010 for a total of $0.895 per share in 2010, and $0.220 per share for all quarters, for a total of $0.880 per share in 2009.  The Board of Directors has declared a cash dividend of $0.260 per share during the first quarter of 2012, payable on April 2, 2012 to stockholders of record on March 15, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

ENVIRONMENTAL

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes of which the treatment, storage, transportation, and disposal are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP") by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the Federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies as described in Note 1, "Significant Accounting Policies", to the Company's consolidated financial statements in Part II, Item 8 of this Annual Report.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.

The Company accrues environmental remediation costs when it is probable that the Company has incurred a liability at a contaminated site and the amount can be reasonably estimated. When a single amount cannot be reasonably estimated but the cost can be estimated within a range, the Company accrues the minimum amount.  This undiscounted accrued amount reflects the Company's assumptions about remediation requirements at the contaminated site, the nature of the remedy, the outcome of discussions with regulatory agencies and other potentially responsible parties at multi-party sites, and the number and financial viability of other potentially responsible parties.  Changes in the estimates on which the accruals are based, unanticipated government enforcement action, or changes in health, safety, environmental, and chemical control regulations and testing requirements could result in higher or lower costs.  Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $29 million at December 31, 2011.

In addition to remediation activities, the Company establishes reserves for closure and postclosure costs associated with the environmental assets it maintains.  Environmental assets include but are not limited to waste management units, such as landfills, water treatment facilities, and ash ponds.  When these types of assets are constructed or installed, a reserve is established for the anticipated future costs associated with the closure of the asset based on its expected life and the applicable regulatory closure requirements.  These future expenses are charged into earnings over the estimated useful life of the assets.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $28 million at December 31, 2011.

GAAP requires an entity to recognize a liability for a conditional asset retirement obligation ("CARO") when incurred if the liability can be reasonably estimated.  The Company has performed an examination of various asset categories as of December 31, 2011.  Although it may have CAROs at certain of its facilities, including, but not limited to, the potential for asbestos abatement activities, the Company is unable to determine potential settlement dates to be used in fair value calculations for estimating these obligations as a result of an absence of plans or expectations to undertake a major renovation or demolition project that would require the removal of asbestos.  The Company continues to monitor these conditional obligations, as well as any new ones that may develop, and will record reserves associated with them when and to the extent that more detailed information becomes available concerning applicable retirement costs.  The recorded obligations did not have a material impact on its consolidated financial position, results of operations and cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Reserves related to environmental asset retirement obligations accounted for approximately 75 percent of the total environmental reserve at December 31, 2011.  Currently, the Company's environmental assets are expected to reach the end of their useful lives at different times over the next 50 years.  If the Company was to invest in numerous new environmental assets, or, these assets were to require closure a significant number of years before the Company anticipated they would, the amortization on them would increase, and could have a material negative impact on the Company's financial condition and results of operations.  The Company views the likelihood of this occurrence to be remote, and does not anticipate, based on its past experience with this type of planned remediation, that an additional accrual related to environmental assets will be necessary.

The Company's cash expenditures related to environmental protection and improvement were $219 million, $200 million, and $173 million in 2011, 2010, and 2009, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $35 million in expenditures for engineering and construction in 2011.  Cash expenditures in 2012 are expected to increase primarily as a result of full year integration of 2011 acquisitions and of the expected mid-2012 acquisition of Solutia, although no assurances of the timing of completion of this acquisition or the related cash expenditures can be provided.  Other than potential capital expenditures at the Company's Kingsport, Tennessee facility related to regulations associated with controlling air emissions from boilers, the Company does not currently expect future environmental capital expenditures arising from requirements of recently promulgated environmental laws and regulations to materially increase the Company's planned level of annual capital expenditures for environmental control facilities, although no assurances can be provided as to the timing or amount of any capital expenditures that may arise as a result of the completion of the expected acquisition of Solutia.  Potential capital expenditures associated with boiler air emissions remain uncertain pending adoption of final regulations, but could increase average annual capital expenditures significantly over the next five years compared to recent historical levels depending on final regulation requirements and the Company's method of addressing those requirements.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income.  The standards update is intended to help financial statement users better understand the causes of an entity's change in financial position and results of operation.  It is effective for reporting periods beginning after December 15, 2011.  The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The FASB amended this guidance in December 2011 to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications.  Upon adoption, the Company will continue to present components of comprehensive income in its Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  Since this new guidance will affect disclosure requirements only, the Company has concluded that it will not have a material impact on the Company's financial position or results of operations.

In December 2011, the FASB and International Accounting Standards Board jointly issued amended accounting guidance to enhance disclosure requirements for instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  It is effective for reporting periods beginning on or after January 1, 2013.  The Company is currently assessing the impact of this guidance on its disclosures.  Since this new guidance will affect disclosure requirements only, the Company has concluded that it will not have a material impact on the Company's financial position or results of operations.

OUTLOOK

The Company expects to benefit from the strength of its businesses based on modest global economic growth and aided by the full year integration of 2011 acquisitions including Sterling and Scandiflex.

The Company expects the volatility of market prices for raw materials and energy to continue and that the Company will continue to use pricing and hedging strategies to offset this volatility.

The Company expects to continue with growth initiatives in all segments, as well as to continue to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.

The Company expects to complete the acquisition of Solutia mid-2012.  This acquisition is subject to approval by Solutia's shareholders, receipt of required regulatory approvals, and satisfaction of other customary closing conditions.

Excluding the impact of the expected acquisition of Solutia, the Company expects:

•	capital spending to be between $400 million and $425 million for organic growth initiatives and maintenance; and

•	between $250 million and $300 million of free cash flow (operating cash flow less capital expenditures and dividends).

Assuming mid-2012 completion of the Solutia acquisition, the Company expects full year diluted earnings per share in 2012 to be approximately $5, excluding acquisition-related costs and charges.

See "Forward-Looking Statements and Risk Factors" below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "Outlook" and certain other statements in this Annual Report which are not statements of historical fact may be "forward-looking statements" as defined in, and subject to the protections of, the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; expectations regarding the completion of the acquisition of Solutia including our ability to achieve the expected benefits and synergies from the acquired businesses; pending and future  legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing of, and benefits from, the integration of and expected business and financial performance of acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal estimates and analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions and other factors.  These plans and expectations and the underlying assumptions are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  There also can be no assurance regarding the timing of completion of any proposed acquisitions, and the timing or actual achievement of expected benefits from, integration plans relating to, and expected synergies from, acquired businesses.  Actual results could differ materially from expectations expressed in any forward-looking statement if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized.  In addition to the factors described elsewhere in this Annual Report, the following are the most significant known factors that could cause the Company's actual results to differ materially from those in any such forward-looking statement.  Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.

Adverse and uncertain conditions in the global economy and the financial markets could negatively impact the Company.

While economic and financial market conditions have improved from those in 2008 and 2009, continued uncertain conditions in the global economy and global capital markets, particularly in Europe, may adversely affect the Company's results of operations, financial condition, and cash flows.  The Company's business and operating results were affected by the impact of the recent global recession, including the credit market crisis, declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates, and other challenges that  affected the global economy.  If the global economy or financial markets again deteriorate or experience significant new disruptions, the Company's results of operations, financial condition, and cash flows could be materially adversely affected; in addition the Company's ability to access the credit and capital markets under attractive rates and terms could be constrained, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives.

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

Significant limitation of the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, and financial condition.  Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers.

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

The Company continues to identify and pursue growth opportunities through both internal (or "organic") development and acquisitions and joint ventures to diversify and extend the portfolio of our businesses.  These growth opportunities include development and commercialization of new products and technologies, expansion into new markets and geographic regions, and alliances, ventures, and acquisitions that complement and extend the Company's portfolio of businesses and capabilities.  There can be no assurance that such efforts, investments, or acquisitions and alliances (including integration of acquired businesses) will result in financially successful commercialization of products or acceptance by existing or new customers or new markets or achieve their underlying strategic business objectives or that they will be beneficial to the Company's results of operations.  There also can be no assurance regarding the timing of completion of proposed acquisitions, expected benefits of proposed acquisitions, integration plans, and expected synergies therefrom.  There also can be no assurance that capital projects for growth efforts can be completed within the time or at the costs projected due, among other things, to demand for and availability of construction materials and labor and obtaining regulatory approvals and operating permits and reaching agreement on terms of key agreements and arrangements with potential suppliers and customers.  Any such delays or cost overruns or the inability to obtain such approvals or to reach such agreements on acceptable terms could negatively affect the returns from any proposed investments and projects.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The pending acquisition of Solutia exposes the Company to a number of risks and uncertainties, both before and after its completion, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

In connection with Eastman's agreement to complete the acquisition of Solutia, and during its pendency, the Company is subject to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman.  These risks include, but are not limited to:
•
that the Company may not complete the acquisition of Solutia on terms contained in the merger agreement, which could impact the purchase price to be paid, assets to be acquired, covenants relating to Eastman's or Solutia's operations, or timing thereof;

•
that the Company may continue to incur significant additional costs and expend significant additional time and effort prior to the closing and if the transaction is delayed or not consummated, the Company may not be able to realize any benefit therefrom;

•	that the Company may not be able to obtain the financing it intends to obtain in order to complete the acquisition of Solutia; and
•	that Solutia can require Eastman to complete the acquisition in certain situations that could result in the Company incurring significant additional costs.
In the event the Company does complete the acquisition of Solutia, it may become subject to a number of additional risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman.  These risks and uncertainties include that the Company:
•	will be required to incur substantial additional indebtedness in order to complete the acquisition of Solutia;
•	may not be able to achieve the cost, revenue, or tax synergies expected from the acquisition of Solutia, or there may be delays in achieving any such synergies; and
•	may be required to expend significant additional resources in order to integrate Solutia's businesses into Eastman's.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Eastman Chemical Company ("Eastman" or the "Company") has exposure to market risks from changes in financial market conditions in the normal course of its business due to its use of certain financial instruments as well as transacting in various foreign currencies and funding foreign operations.  To mitigate the Company's exposure to these market risks, Eastman has established policies, procedures, and internal processes governing its management of financial market risks and the use of financial instruments to manage its exposure to such risks.

The Company determines its market risk utilizing sensitivity analyses, which measure the potential losses in fair value resulting from one or more selected hypothetical changes in interest rates, foreign currency exchange rates, and/or commodity prices.

The Company is exposed to changes in interest rates primarily as a result of its borrowing and investing activities, which include long-term borrowings used to maintain liquidity and to fund its business operations and capital requirements.  From time to time, to manage the Company's mix of fixed and variable rate debt effectively, the Company enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  At December 31, 2011 and 2010, these borrowings, investments, and swaps were predominately U.S. dollar denominated.  The nature and amount of the Company's long-term and short-term debt may vary from time to time as a result of business requirements, market conditions, and other factors.  For purposes of calculating the market risks associated with the fair value of interest-rate-sensitive instruments, the Company uses a one percent or less absolute shift in interest rates.  At December 31, 2011 and 2010, the market risks associated with the fair value of interest-rate-sensitive instruments, assuming an instantaneous absolute shift in interest rates of one percent or less were approximately $145 million and $123 million, respectively.  This exposure is primarily related to long-term debt with fixed interest rates.

The Company's operating cash flows and borrowings denominated in foreign currencies are exposed to changes in foreign currency exchange rates.  The Company continually evaluates its foreign currency exposure based on current market conditions and the locations in which the Company conducts business.  In order to mitigate the effect of foreign currency risk, the Company from time to time enters into currency options to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies and enters into forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  The gains and losses on these contracts offset changes in the value of related exposures.  It is the Company's policy to enter into foreign currency derivative financial instruments only to the extent considered necessary to meet its objectives as stated above.  The Company does not enter into foreign currency derivative financial instruments for speculative purposes.  At December 31, 2011, the market risks associated with cash flows denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $53 million, with an additional $5 million exposure for each additional one percentage point adverse change in foreign currency rates.  At December 31, 2010, the market risks associated with cash flows denominated in foreign currencies assuming a 10 percent adverse move in the U.S. dollar relative to each foreign currency was approximately $60 million, with an additional $6 million exposure for each additional one percentage point adverse change in foreign currency rates.  Since the Company utilizes currency-sensitive derivative instruments for hedging anticipated foreign currency transactions, a loss in fair value for those instruments is generally offset by increases in the value of the underlying anticipated transactions.

The Company is exposed to fluctuations in market prices for certain of its major raw materials and energy.  To mitigate short-term fluctuations in market prices for certain commodities, principally propane, natural gas, and ethane, the Company enters into option and forward contracts.  At December 31, 2011, the market risk associated with forward and option contracts for feedstock and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $10 million with less than an additional $1 million exposure for each one percentage point move in closing price thereafter.  At December 31, 2010, the market risk associated with forward and option contracts for feedstock and natural gas, assuming an instantaneous parallel shift in the underlying commodity price of 10 percent, was $6 million, with less than an additional $1 million exposure for each one percentage point move in closing price thereafter.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Management is responsible for the preparation and integrity of the accompanying consolidated financial statements of Eastman appearing on pages 69 through 115.  Eastman has prepared these consolidated financial statements in accordance with accounting principles generally accepted in the United States, and the statements of necessity include some amounts that are based on management's best estimates and judgments.

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

/s/ James P. Rogers	/s/ Curtis E. Espeland
James P. Rogers	Curtis E. Espeland
Chief Executive Officer	Senior Vice President and
Chief Financial Officer
February 22, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Eastman Chemical Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Eastman Chemical Company and its subsidiaries (the "Company") at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2012

CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME and RETAINED EARNINGS

	For years ended December 31,
(Dollars in millions, except per share amounts)	2011	2010	2009

Sales	$7,178	$5,842	$4,396
Cost of sales	5,538	4,368	3,364
Gross profit	1,640	1,474	1,032

Selling, general and administrative expenses	469	431	367
Research and development expenses	158	152	124
Asset impairments and restructuring charges (gains), net	(8)	29	196
Operating earnings	1,021	862	345

Net interest expense	76	99	78
Early debt extinguishment costs	--	115	--
Other charges (income), net	(19)	12	13
Earnings from continuing operations before income taxes	964	636	254
Provision for income taxes from continuing operations	307	211	100
Earnings from continuing operations	657	425	154

Earnings (loss) from discontinued operations, net of tax	8	13	(18)
Gain from disposal of discontinued operations, net of tax	31	--	--
Net earnings	$696	$438	$136

Basic earnings per share
Earnings from continuing operations	$4.70	$2.95	$1.06
Earnings (loss) from discontinued operations	0.28	0.09	(0.12)
Basic earnings per share	$4.98	$3.04	$0.94

Diluted earnings per share
Earnings from continuing operations	$4.59	$2.88	$1.05
Earnings (loss) from discontinued operations	0.27	0.08	(0.12)
Diluted earnings per share	$4.86	$2.96	$0.93

Comprehensive Income
Net earnings	$696	$438	$136
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(15)	2	17
Change in unrecognized losses and prior service credits for benefit plans	(71)	(39)	(74)
Change in unrealized gains (losses) on derivative instruments	(20)	(10)	7
Total other comprehensive income (loss), net of tax	(106)	(47)	(50)
Comprehensive income	$590	$391	$86

Retained Earnings
Retained earnings at beginning of period	$2,879	$2,570	$2,562
Net earnings	696	438	136
Cash dividends declared	(139)	(129)	(128)
Retained earnings at end of period	$3,436	$2,879	$2,570

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
(Dollars in millions, except per share amounts)	December 31,	December 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$577	$516
Short-term time deposits	200	--
Trade receivables, net	632	545
Miscellaneous receivables	72	131
Inventories	779	608
Other current assets	42	30
Current assets held for sale	--	217
Total current assets	2,302	2,047

Properties
Properties and equipment at cost	8,383	7,908
Less: Accumulated depreciation	5,276	5,063
Properties and equipment held for sale, net	--	374
Net properties	3,107	3,219

Goodwill	406	375
Other noncurrent assets	369	322
Noncurrent assets held for sale	--	23
Total assets	$6,184	$5,986

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$961	$1,012
Borrowings due within one year	153	6
Current liabilities related to assets held for sale	--	52
Total current liabilities	1,114	1,070

Long-term borrowings	1,445	1,598
Deferred income tax liabilities	210	284
Post-employment obligations	1,411	1,274
Other long-term liabilities	134	130
Noncurrent liabilities related to assets held for sale	--	3
Total liabilities	4,314	4,359

Commitments and contingencies (Note 14)

Stockholders' equity
Common stock ($0.01 par value per share – 350,000,000 shares authorized; shares issued – 196,455,131 and 193,688,890 for 2011 and 2010, respectively)	2	2
Additional paid-in capital	900	793
Retained earnings	3,436	2,879
Accumulated other comprehensive loss	(538)	(432)
	3,800	3,242
Less: Treasury stock at cost (59,539,633 shares for 2011 and 52,345,308 shares for 2010)	1,930	1,615

Total stockholders' equity	1,870	1,627

Total liabilities and stockholders' equity	$6,184	$5,986

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Cash flows from operating activities
Net earnings	$696	$438	$136

Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	273	280	274
Asset impairments charges	--	8	179
Gains on sale of assets	(70)	--	--
Early debt extinguishment costs	--	115	--
Provision for deferred income taxes	11	59	185
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(73)	(358)	2
(Increase) decrease in inventories	(156)	(160)	100
Increase (decrease) in trade payables	(51)	152	16
Increase (decrease) in liabilities for employee benefits and incentive pay	(90)	11	(149)
Other items, net	85	30	15

Net cash provided by operating activities	625	575	758

Cash flows from investing activities
Additions to properties and equipment	(457)	(243)	(310)
Proceeds from sale of assets and investments	651	13	30
Acquisitions and investments in joint ventures	(156)	(190)	(68)
Additions to short-term time deposits	(200)	--	--
Additions to capitalized software	(9)	(7)	(8)
Other items, net	29	(15)	(13)

Net cash used in investing activities	(142)	(442)	(369)

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	1	2	3
Proceeds from borrowings	--	496	248
Repayment of borrowings	(2)	(620)	(101)
Dividends paid to stockholders	(136)	(127)	(128)
Treasury stock purchases	(316)	(280)	(21)
Proceeds from stock option exercises and other items	30	118	17

Net cash provided by (used in) financing activities	(423)	(411)	18

Effect of exchange rate changes on cash and cash equivalents	1	1	(1)

Net change in cash and cash equivalents	61	(277)	406

Cash and cash equivalents at beginning of period	516	793	387

Cash and cash equivalents at end of period	$577	$516	$793

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation

The consolidated financial statements of Eastman Chemical Company and subsidiaries ("Eastman" or the "Company") are prepared in conformity with accounting principles generally accepted ("GAAP") in the United States and of necessity include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained.  Eastman accounts for other joint ventures and investments in minority-owned companies where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

On August 5, 2011, the Company's Board of Directors declared a two-for-one split of the Company's common stock in the form of a 100 percent stock dividend.  Stockholders of record as of September 15, 2011 were issued one additional share of common stock on October 3, 2011 for each share held.  Treasury shares were treated as shares outstanding in the stock split.  All shares and per share amounts in this Annual Report on Form 10-K have been adjusted for all periods presented for the stock split.  For additional information, see Note 17, "Stockholders' Equity".

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the invoiced amount and do not bear interest.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances are based on the number of days an individual receivable is delinquent and management's regular assessment of the financial condition of the Company's customers.  The Company considers a receivable delinquent if it is unpaid after the terms of the related invoice have expired.  The Company evaluates the allowance based on a monthly assessment of the aged receivables.  Write-offs are recorded at the time a customer receivable is deemed uncollectible.  Allowance for doubtful accounts was $8 million and $5 million at December 31, 2011 and 2010, respectively.  The Company does not enter into receivables of a long-term nature, also known as financing receivables, in the normal course of business.  Financing receivables were immaterial and not past due at December 31, 2011.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Computer Software Costs

Capitalized software costs are amortized primarily on a straight-line basis over three years, the expected useful life of such assets, beginning when the software project is substantially complete and placed in service.  Capitalized software in 2011, 2010, and 2009 was approximately $9 million, $7 million, and $8 million, respectively, and consisted of costs to internally develop computer software used by the Company.  During those same periods, approximately $8 million, $8 million, and $11 million, respectively, of previously capitalized costs were amortized.  At December 31, 2011 and 2010, the unamortized capitalized software costs were $20 million and $20 million, respectively.  Capitalized software costs are reflected in other noncurrent assets.

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

Investments

The Company held $200 million of short-term time deposits as of December 31, 2011.  These investments had staggered maturities between three and ten months at the investment date, which exceeded the three month original maturity threshold for classification as cash or cash equivalents.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements include the accounts of the Company and all its subsidiaries in which a controlling interest is maintained.

Investments in affiliates over which the Company has significant influence but not a controlling interest are carried on the equity basis.  Under the equity method of accounting, these investments are included in other noncurrent assets.  The Company includes its share of earnings and losses of such investments in other charges (income), net, and its share of other comprehensive income (loss) in the appropriate component of other accumulated comprehensive income (loss) in stockholders' equity.

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

The Company's cash expenditures related to environmental protection and improvement were $219 million, $200 million, and $173 million in 2011, 2010, and 2009, respectively.  These amounts were primarily for operating costs associated with environmental protection equipment and facilities, but also included $35 million in expenditures for engineering and construction in 2011.

For additional information see Note 15, "Environmental Matters" and Note 24, "Reserve Rollforwards".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

Derivative financial instruments are used by the Company when appropriate to manage its exposures to fluctuations in foreign currency, raw material and energy costs, and interest rates.  Such instruments are used to mitigate the risk that changes in exchange rates, raw material and energy costs, or interest rates will adversely affect the eventual dollar cash flows resulting from the hedged transactions.

The Company from time to time enters into currency option and forward contracts to hedge anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro, British pound and the Japanese yen); and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  To mitigate short-term fluctuations in market prices for propane, ethane, paraxylene, and natural gas (major raw material and energy used in the manufacturing process), the Company from time to time enters into option and forward contracts.  From time to time, the Company also utilizes interest rate derivative instruments, primarily swaps, to hedge the Company's exposure to movements in interest rates.

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

Revenue Recognition and Customer Incentives

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the customer is fixed or determinable, and collectability is reasonably assured.  Revenue for products is recognized when title and risk of loss transfer to the customer.

The Company records estimated obligations for customer programs and incentive offerings, which consist primarily of revenue or volume-based amounts that a customer must achieve over a specified period of time, as a reduction of revenue from each underlying revenue transaction as the customer progresses toward goals specified in incentive agreements.  These estimates are based on a combination of forecasts of customer sales and actual sales volume and revenues against established goals, the customer's current level of purchases, Eastman's knowledge of customer purchasing habits, and industry pricing practice.  The incentive payment rate may be variable, based upon the customer reaching higher sales volume or revenue levels over a specified period of time in order to receive an agreed upon incentive payment.

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

Share-based Compensation

The Company recognizes compensation expense in the financial statements for stock options and other share-based compensation awards based upon the grant-date fair value over the substantive vesting period.  For additional information, see Note 20, "Share-Based Compensation Plans and Awards."

Research and Development

All costs identified as research and development ("R&D") costs are charged to expense when incurred with the exception of third-party reimbursed and government-funded research and development.  Expenses for third-party reimbursed and government-funded research and development are deferred until reimbursement is received to ensure appropriate matching of revenue and expense, provided specific criteria are met.

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

Purchase Accounting

In accounting for acquisitions, the Company estimates fair value using the exit price approach which is defined as the price that would be received if we sold an asset or paid to transfer a liability in an orderly market.  The value of an exit price is determined from the viewpoint of all market participants as a whole and may result in the Company valuing assets at a fair value that is not reflective of our intended use of the assets.  Any amount of the purchase price paid that is in excess of the estimated fair values of net assets acquired is recorded in the line item goodwill on our consolidated balance sheets.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACQUISITIONS AND INVESTMENTS IN JOINT VENTURES

Sterling Chemicals, Inc. and Scandiflex do Brasil S.A. Indústrias Químicas
During third quarter 2011, the Company completed two acquisitions in the Performance Chemicals and Intermediates ("PCI") segment.  On August 9, 2011, Eastman acquired Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers, and acetic acid.  On September 1, 2011, Eastman acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil.  The total purchase price for both acquisitions was $133 million, including a post-closing payment of $10 million to the previous shareholders of Scandiflex.  Transaction costs of $4 million associated with these acquisitions were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  The table below shows the final fair value purchase price allocation for these acquisitions:

Dollars in millions

Current assets	$33
Properties and equipment	129
Intangible assets	11
Other noncurrent assets	20
Goodwill	33
Current liabilities	(23)
Long-term liabilities	(70)
Total purchase price	$133

Acquired intangible assets primarily relate to perpetual air emission credits which management has assigned indefinite lives.  Goodwill, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed, was primarily for the Scandiflex acquisition and was attributed to the benefits of access to Brazilian markets and also the synergies between the acquired companies and Eastman.  Long-term liabilities primarily include Sterling pension and other postretirement welfare plan obligations, as well as Scandiflex contingent liabilities for environmental and other contingencies.  In connection with the Sterling acquisition, Sterling's debt was repaid at closing and therefore not included in the above purchase price allocation.

Other 2011 Acquisitions and Investments in Joint Ventures
On July 1, 2011, the Company acquired Dynaloy, LLC ("Dynaloy"), a producer of formulated solvents.  The acquisition was accounted for as a business combination and is reported in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment.  Dynaloy adds materials science capabilities that are expected to complement growth of the CASPI segment's electronic materials product line.  On November 2, 2011, the Company acquired TetraVitae Bioscience, Inc., a developer of renewable chemicals, including bio-based butanol and acetone.  Also in 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China, expected to be operational in 2013.

Genovique Specialties Corporation
On April 30, 2010, Eastman completed the stock purchase of Genovique Specialties Corporation ("Genovique"), which has been accounted for as a business combination.  The acquired business was a global producer of specialty plasticizers, benzoic acid, and sodium benzoate.  This acquisition included Genovique's manufacturing operations in Kohtla-Järve, Estonia, Chestertown, Maryland, and a joint venture in Wuhan, China.  Genovique's benzoate ester plasticizers were a strategic addition to Eastman's existing general-purpose and specialty non-phthalate plasticizers.  The acquisition added differentiated, sustainably-advantaged products to Eastman's PCI segment and enhances the Company's diversification into emerging geographic regions.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Acquired intangible assets consist of $44 million in established customer relationships, $14 million in trade names, and $1 million in developed technology.  The customer relationships and developed technology intangible assets have remaining useful lives of 16 and 7 years, respectively.  Trade names have been determined to have an indefinite life.  Goodwill, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed, was attributed to the synergies between the acquired company and Eastman.

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

Pro forma financial information for the acquisitions has not been presented due to the immaterial financial impact to the Company.

3.	DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Sales	$105	$849	$651
Earnings (loss) before income taxes	15	26	(28)
Earnings (loss) from discontinued operations, net of tax	8	13	(18)
Gain from disposal of discontinued operations, net of tax	31	--	--

Assets and liabilities of the discontinued operations classified as held for sale as of December 31, 2010 are summarized below:

December 31,
(Dollars in millions)	2010
Current assets
Trade receivables, net	$116
Inventories	101
Total current assets held for sale	217

Non-current assets
Properties and equipment, net	374
Goodwill	1
Other noncurrent assets	22
Total noncurrent assets held for sale	397

Total assets	$614

Current liabilities
Payables and other current liabilities	$52
Total current liabilities held for sale	52

Noncurrent liabilities
Other noncurrent liabilities	3
Total noncurrent liabilities	3

Total liabilities	$55

4.	INVENTORIES

	December 31,
(Dollars in millions)	2011	2010

At FIFO or average cost (approximates current cost)
Finished goods	$777	$611
Work in process	239	206
Raw materials and supplies	353	281
Total inventories	1,369	1,098
LIFO Reserve	(590)	(490)
Total inventories	$779	$608

Inventories valued on the LIFO method were approximately 70 percent of total inventories for both 2011 and 2010.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	PROPERTIES AND ACCUMULATED DEPRECIATION

	December 31,
(Dollars in millions)	2011	2010
Properties
Land	$113	$77
Buildings and building equipment	772	743
Machinery and equipment	7,176	6,851
Construction in progress	322	237
Properties and equipment at cost	$8,383	$7,908
Less: Accumulated depreciation	5,276	5,063
Net properties	$3,107	$2,845

Cumulative construction-period interest of $148 million and $177 million, reduced by accumulated depreciation of $84 million and $106 million, is included in net properties at December 31, 2011 and 2010, respectively.

Interest capitalized during 2011, 2010, and 2009 was $9 million, $3 million, and $14 million, respectively.

Depreciation expense related to continuing operations was $261 million, $238 million, and $227 million for 2011, 2010, and 2009, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of goodwill follow:

(Dollars in millions)	CASPI Segment	PCI Segment	Other Segments	Total

Reported balance at December 31, 2009	$309	$1	$5	$315
Additions	--	63	--	63
Adjustment for assets held for sale	--	--	(1)	(1)
Currency translation adjustments	(2)	--	--	(2)
Reported balance at December 31, 2010	$307	$64	$4	$375
Additions	1	33	1	35
Currency translation adjustments	--	(4)	--	(4)
Reported balance at December 31, 2011	$308	$93	$5	$406

As a result of the acquisitions during third quarter 2011, primarily Sterling and Scandiflex, and the purchase of Genovique during second quarter 2010, the Company recorded goodwill of $35 million and $63 million, respectively.  The remaining goodwill primarily consists of goodwill in the CASPI segment.

Included in the reported balance for goodwill are accumulated impairment losses of $44 million at December 31, 2011, December 31, 2010, and December 31, 2009.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets include developed technology, customer lists, patents and patent licenses, and trademarks with a net book value of $101 million as of December 31, 2011 and $92 million as of December 31, 2010.  As a result of the acquisitions during third quarter 2011, primarily Sterling and Dynaloy, the Company recorded $22 million in intangible assets related to perpetual air emission credits and customer relationships.  As a result of the Genovique acquisition during second quarter 2010, the Company recorded $59 million in customer relationships, technology, and other intangible assets.  During fourth quarter 2010, the Company recognized an $8 million intangible asset impairment resulting from an environmental regulatory change impacting air emission credits remaining from the previously discontinued Beaumont, Texas industrial gasification project.  Intangible assets are included in other noncurrent assets.

Amortization expense of definite-lived intangible assets related to continuing operations was $4 million and $2 million for 2011 and 2010, respectively.  There was no amortization expense related to continuing operations for 2009.

See Note 2, "Acquisitions and Investments in Joint Ventures", for further details regarding the acquisitions of Genovique, Sterling, Scandiflex, and Dynaloy.

7.	EQUITY INVESTMENTS

Eastman has a 50 percent interest in and serves as the operating partner in Primester, a joint venture which manufactures cellulose acetate at Eastman's Kingsport, Tennessee plant.  This investment is accounted for under the equity method.   Eastman's net investment in the joint venture at December 31, 2011 and 2010 was approximately $28 million and $32 million, respectively, which was comprised of the recognized portion of the venture's accumulated deficits, long-term amounts owed to Primester, and a line of credit from Eastman to Primester.  Such amounts are included in other noncurrent assets.

Eastman owns 50 percent or less interest in other joint ventures which are accounted for under the equity method and included in other noncurrent assets.  These include a 50 percent interest in a joint venture that has a manufacturing facility in Nanjing, China.  The Nanjing facility produces EastotacTM hydrocarbon tackifying resins for pressure-sensitive adhesives, caulks, and sealants.  In fourth quarter 2010, the Company entered into a joint venture with 50 percent interest for the manufacture of compounded cellulose diacetate ("CDA") in Shenzhen, China.  CDA is a bio-derived material, which is used in various injection molded applications, including but not limited to ophthalmic frames, tool handles and other end use products.  In 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China, expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.  At December 31, 2011 and 2010, the Company's investment in these joint ventures was approximately $34 million and $6 million, respectively.

8.	PAYABLES AND OTHER CURRENT LIABILITIES

	December 31,
(Dollars in millions)	2011	2010

Trade creditors	$529	$569
Accrued payrolls, vacation, and variable-incentive compensation	146	166
Accrued taxes	40	44
Post-employment obligations	58	62
Interest payable	26	21
Other	162	150
Total payables and other current liabilities	$961	$1,012

The current portion of post-employment obligations is an estimate of 2012 payments.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	PROVISION FOR INCOME TAXES

Components of earnings from continuing operations before income taxes and the provision (benefit) for U.S. and other income taxes from continuing operations follow:

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Earnings from continuing operations before income taxes
United States	$816	$507	$193
Outside the United States	148	129	61
Total	$964	$636	$254

Provision (benefit) for income taxes on earnings from continuing operations
United States
Current	$165	$115	$(82)
Deferred	100	44	156
Outside the United States
Current	20	29	17
Deferred	12	9	1
State and other
Current	16	18	(11)
Deferred	(6)	(4)	19
Total	$307	$211	$100

The following represents the deferred tax charge (benefit) recorded as a component of accumulated other comprehensive loss in stockholders' equity.

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Unrecognized losses and prior service credits for benefit plans	$(48)	$(28)	$(47)
Cumulative translation adjustment	--	3	2
Unrealized gains (losses) on cash flow hedges	(12)	(6)	4
Total	$(60)	$(31)	$(41)

Total income tax expense (benefit) included in the consolidated financial statements was composed of the following:

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Continuing operations	$307	$211	$100
Discontinued operations	27	13	(10)
Other comprehensive income	(60)	(31)	(41)
Total	$274	$193	$49

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Differences between the provision for income taxes on earnings from continuing operations and income taxes computed using the U.S. federal statutory income tax rate follow:

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Amount computed using the statutory rate	$337	$224	$89
State income taxes, net	5	9	5
Foreign rate variance	(20)	(11)	(2)
Domestic manufacturing deduction	(17)	(14)	5
Change in reserves for tax contingencies	--	--	(5)
General business credits	(5)	(4)	7
Other	7	7	1
Provision for income taxes	$307	$211	$100

The 2011 effective tax rate of 32 percent reflects an $8 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.

The 2010 effective tax rate of 33 percent reflected a $9 million tax charge associated with a nondeductible, early distribution under the executive deferred compensation plan of previously earned compensation as a result of certain participants electing early withdrawal.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The significant components of deferred tax assets and liabilities follow:

	December 31,
(Dollars in millions)	2011	2010

Deferred tax assets
Post-employment obligations	$562	$512
Net operating loss carryforwards	87	61
Other	27	22
Total deferred tax assets	676	595
Less valuation allowance	(42)	(48)
Deferred tax assets less valuation allowance	$634	$547

Deferred tax liabilities
Depreciation	$(793)	$(781)
Inventory reserves	(44)	(37)
Total deferred tax liabilities	$(837)	$(818)

Net deferred tax liabilities	$(203)	$(271)

As recorded in the Consolidated Statements of Financial Position:
Other current assets	$2	$2
Other noncurrent assets	18	24
Payables and other current liabilities	(13)	(13)
Deferred income tax liabilities	(210)	(284)
Net deferred tax liabilities	$(203)	$(271)

Unremitted earnings of subsidiaries outside the United States, considered to be reinvested indefinitely, totaled $436 million at December 31, 2011.  It is not practicable to determine the deferred tax liability for temporary differences related to those unremitted earnings.

For certain consolidated foreign subsidiaries, income and losses directly flow through to taxable income in the United States.  These entities are also subject to taxation in the foreign tax jurisdictions.  Net operating loss carryforwards exist to offset future taxable income in foreign tax jurisdictions and valuation allowances are provided to reduce deferred related tax assets if it is more likely than not that this benefit will not be realized.  Changes in the estimated realizable amount of deferred tax assets associated with net operating losses for these entities could result in changes in the deferred tax asset valuation allowance in the foreign tax jurisdiction.  At the same time, because these entities are also subject to tax in the United States, a deferred tax liability for the expected future taxable income will be established concurrently.  Therefore, the impact of any reversal of valuation allowances on consolidated income tax expense will only be to the extent that there are differences between the United States statutory tax rate and the tax rate in the foreign jurisdiction.  A valuation allowance of $26 million at December 31, 2011 has been provided against the deferred tax asset resulting from these operating loss carryforwards.

At December 31, 2011, foreign net operating loss carryforwards totaled $205 million.  Of this total, $55 million will expire in 3 to 15 years; and $150 million have no expiration date.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Amounts due to and from tax authorities as recorded in the Consolidated Statements of Financial Position:

	December 31,
(Dollars in millions)	2011	2010

Miscellaneous receivables	$5	$45

Payables and other current liabilities	8	7
Other long-term liabilities	10	9
Total income taxes payable	$18	$16

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 31,
(Dollars in millions)	2011	2010	2009

Balance at January 1	$9	$6	$11
Additions based on tax positions related to current year	1	5	--
Lapse of statute of limitations	--	(2)	(5)
Balance at December 31	$10	$9	$6

As of December 31, 2011, 2010, and 2009, $10 million, $9 million, and $6 million, respectively, of unrecognized tax benefits would, if recognized, impact the Company's effective tax rate.

Interest, net of tax, related to unrecognized tax benefits is recorded as a component of income tax expense.  As of both January 1, 2011 and 2010, the Company had accrued a liability of approximately $1 million for interest, net of tax and had no accrual for tax penalties.  During 2011 and 2010, the Company recognized no income for interest, net of tax and no penalties associated with unrecognized tax benefits.  At December 31, 2011 and 2010, the Company had accrued balances of $1 million for interest, net of tax benefit and no penalties.

The Company or one of its subsidiaries files U.S. federal tax returns and tax returns in various states and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.	BORROWINGS

	December 31,
(Dollars in millions)	2011	2010

Borrowings consisted of:
7% notes due 2012	$147	$151
3% debentures due 2015	250	250
6.30% notes due 2018	176	178
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
Credit facility borrowings	--	--
Other	6	6
Total borrowings	1,598	1,604
Borrowings due within one year	(153)	(6)
Long-term borrowings	$1,445	$1,598

In December 2011, the Company entered into a $750 million revolving credit agreement (the "Credit Facility") expiring December 2016.  The Credit Facility replaces, and has terms substantially similar to, the $700 million revolving credit agreement entered into in April 2006 (the "Prior Credit Facility") which was terminated concurrently with the entry into the Credit Facility.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  In addition, the Credit Facility contains a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2011, the Company had no outstanding borrowings under the Credit Facility, and at December 31, 2010, the Company had no outstanding borrowings under the Prior Credit Facility.

The Credit Facility provides liquidity support for commercial paper borrowings and general corporate purposes.  Accordingly, any outstanding commercial paper borrowings reduce capacity for borrowings available under the Credit Facility.  Given the expiration date of the Credit Facility, any commercial paper borrowings supported by the Credit Facility are classified as long-term borrowings because the Company has the ability and intent to refinance such borrowings on a long-term basis.

At December 31, 2011, the Company also had a $200 million line of credit under its annually renewable accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was renewed in July 2011.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  In addition, the A/R Facility contains a number of customary covenants and events of default, as well as the requirement to maintain compliance with certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  At December 31, 2011 and December 31, 2010, the Company had no outstanding borrowings under the A/R Facility.  See Note 14, "Commitments", for further details regarding the A/R Facility.

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

	December 31, 2011		December 31, 2010
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,445	$1,656	$1,598	$1,688

11.	EARLY DEBT EXTINGUISHMENT COSTS

In fourth quarter 2010, the Company completed the early repayment of $500 million of its outstanding long-term debt securities.  Total consideration was $617 million and was comprised of $500 million for the face amount of the securities and $117 million for the early redemption premium.  The early repayment resulted in a charge of $115 million for early debt extinguishment costs attributable to the early redemption premium, offset by hedging gains related to the debt restructure.  The amounts paid to retire the securities, including the $117 million early redemption premium, are classified as financing activities on the Consolidated Statements of Cash Flows.  The book value of the purchased debt was $501 million, as follows:

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

Currency Rate Hedging

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to changes in foreign currency exchange rates.  To manage the volatility relating to these exposures, the Company nets the exposures on a consolidated basis to take advantage of natural offsets.  To manage the remaining exposure, the Company enters into currency options and forwards to hedge probable anticipated, but not yet committed, export sales and purchase transactions expected within no more than five years and denominated in foreign currencies (principally the euro, British pound, and Japanese yen) and forward exchange contracts to hedge certain firm commitments denominated in foreign currencies.  These contracts are designated as cash flow hedges.  The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into sales in the period during which the hedged transaction affects earnings.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Raw Material and Energy Hedging

Raw material and energy sources used by the Company are subject to price volatility caused by weather, supply conditions, economic variables and other unpredictable factors.  To mitigate short-term fluctuations in market prices for propane, ethane, paraxylene, and natural gas, the Company enters into option and forward contracts.  These contracts are designated as cash flow hedges.  The mark-to-market gains or losses on qualifying hedges are included in accumulated other comprehensive income (loss) to the extent effective, and reclassified into cost of sales in the period during which the hedged transaction affects earnings.

Interest Rate Hedging

The Company's policy is to manage interest expense using a mix of fixed and variable rate debt.  To manage this mix effectively, the Company from time to time enters into interest rate swaps in which the Company agrees to exchange the difference between fixed and variable interest amounts calculated by reference to an agreed upon notional principal amount.  These swaps are designated as hedges of the fair value of the underlying debt obligations and the interest rate differential is reflected as an adjustment to interest expense over the life of the swaps.  As these instruments are 100 percent effective, there is no impact on earnings due to hedge ineffectiveness.

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of December 31, 2011, the Company had no fair value hedges.  As of December 31, 2010, the Company had fair value hedges in the form of interest rate swaps with a total notional value of $146 million.

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

As of December 31, 2011, the total notional amounts of the Company's foreign exchange forward and option contracts were €270 million (approximately $350 million equivalent) and ¥13.7 billion (approximately $185 million equivalent), respectively, the total notional volume hedged for energy was approximately 1 million mmbtu (million british thermal units), and the total notional volume hedged for feedstock was approximately 2 million barrels.  Additionally, the total notional value of the interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") was $200 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010, the total notional amounts of the Company's foreign exchange forward and option contracts were €354 million (approximately $475 million equivalent) and ¥12.8 billion (approximately $160 million equivalent), respectively, the total notional volume hedged for energy was approximately 4 million mmbtu, and the total notional volume hedged for feedstock was approximately 1 million barrels.  Additionally, at December 31, 2010, the total notional value of the forward starting interest rate swaps was $300 million.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

The Company has determined that its derivative assets and liabilities at December 31, 2011 and 2010 were classified within level 2 in the fair value hierarchy.  The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Statement of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Assets	Statement of Financial Position Location	December 31, 2011	December 31, 2010
Fair Value Hedges
Interest rate swaps	Other noncurrent assets	$--	$2
Cash Flow Hedges
Commodity contracts	Other current assets	1	4
Commodity contracts	Other noncurrent assets	1	--
Foreign exchange contracts	Other current assets	20	23
Foreign exchange contracts	Other noncurrent assets	12	12
Forward starting interest rate swap contracts	Other current assets	--	4
		$34	$45

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Liabilities	Statement of Financial Position Location	December 31, 2011	December 31, 2010
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$8	$2
Foreign exchange contracts	Payables and other current liabilities	7	6
Foreign exchange contracts	Other long-term liabilities	7	9
Forward starting interest rate swap contracts	Payables and other current liabilities	1	--
		$23	$17

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

(Dollars in millions)		Amount of gain/ (loss) recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location of gain/(loss) recognized in Income on Derivatives	December 31, 2011	December 31, 2010
Interest rate contracts	Net interest expense	$1	$1
		$1	$1

(Dollars in millions)	Amount of after tax of gain/ (loss) recognized in Other Comprehensive Income on Derivatives (effective portion)			Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)
Derivatives' Cash Flow Hedging Relationships	December 31, 2011	December 31, 2010	Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into Income (effective portion)	December 31, 2011	December 31, 2010
Commodity contracts	$(6)	$(3)	Cost of sales	$--	$1
Foreign exchange contracts	12	(9)	Sales	--	44
Forward starting interest rate swap contracts	(26)	2
	$(20)	$(10)		$--	$45

For twelve months ended December 31, 2011 and 2010, there was no material ineffectiveness with regard to the Company's qualifying hedges.

Hedging Summary

At December 31, 2011 and 2010, pre-tax monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income totaled approximately $4 million in losses and $28 million in gains, respectively.  Included in accumulated other comprehensive loss at December 31, 2011 are losses associated with forward starting interest rate swaps monetized in fourth quarter 2011 and expected to continue to be fully effective with debt to be issued in the near-term.  In 2011, losses on forward starting interest rate swaps and commodity contracts more than offset gains on foreign exchange contracts.  In 2010, gains included foreign exchange contracts and forward starting interest rate swaps.  If realized, approximately $22 million in pre-tax gains will be reclassified into earnings during the next 12 months including foreign exchange contracts monetized and prospectively dedesignated in fourth quarter 2011.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in 2011 or 2010.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies.  The Company recognized net gains of approximately $1 million and $7 million on nonqualifying derivatives during 2011 and 2010, respectively.

13.	RETIREMENT PLANS

As described in more detail below, Eastman offers various postretirement benefits to its employees.

 DEFINED CONTRIBUTION PLANS

The Company sponsors a defined contribution employee stock ownership plan (the "ESOP"), which is a component of the Eastman Investment Plan and Employee Stock Ownership Plan ("EIP/ESOP"), a plan under Section 401(a) of the Internal Revenue Code.  Eastman anticipates that it will make a contribution to the EIP/ESOP for the 2011 plan year for substantially all U.S. employees equal to 5 percent of their eligible compensation for that year.  Employees may allocate contributions to other investment funds within the EIP from the ESOP at any time without restrictions.  Allocated shares in the ESOP totaled 2,525,114; 2,763,982; and 3,017,424 shares as of December 31, 2011, 2010, and 2009, respectively.  Dividends on shares held by the EIP/ESOP are charged to retained earnings.  All shares held by the EIP/ESOP are treated as outstanding in computing earnings per share.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

In July 2006, the Company amended its EIP/ESOP to provide a Company match of 50 percent of the first 7 percent of an employee's compensation contributed to the plan for employees who are hired on or after January 1, 2007.  Employees who are hired on or after January 1, 2007, are also eligible for the contribution to the ESOP as described above.

Charges for domestic contributions to the EIP/ESOP were $38 million, $35 million, and $34 million for 2011, 2010, and 2009, respectively.

DEFINED BENEFIT PENSION PLANS AND POSTRETIREMENT WELFARE PLANS

Pension Plans:

Eastman maintains defined benefit pension plans that provide eligible employees with retirement benefits.

Effective January 1, 2000, the Company's Eastman Retirement Assistance Plan, a U.S. defined benefit pension plan, was amended.  Employees' accrued pension benefits earned prior to January 1, 2000 are calculated based on previous plan provisions using the employee's age, years of service, and final average compensation as defined in the plans.  The amended plan uses a pension equity formula to calculate an employee's retirement benefits from January 1, 2000 forward.  Benefits payable will be the combined pre-2000 and post-1999 benefits.  Employees hired on or after January 1, 2007 are not eligible to participate in Eastman's U.S. defined benefit pension plans.

In August 2011, in connection with its acquisition of Sterling, the Company assumed Sterling's U.S. defined benefit pension plan.  Prior to the acquisition, the plan had been closed to new participants and was no longer accruing additional benefits.  For more information, see Note 2, "Acquisitions and Investments in Joint Ventures".

Benefits are paid to employees from trust funds.  Contributions to the trust funds are made as permitted by laws and regulations.  The pension trust fund does not directly own any of the Company's common stock.

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

In August 2011, in connection with its acquisition of Sterling, the Company assumed Sterling's postretirement welfare plan.  For more information, see Note 2, "Acquisitions and Investments in Joint Ventures".

Below is a summary balance sheet of the change in plan assets during 2011 and 2010, the funded status of the plans, amounts recognized in the Consolidated Statements of Financial Position, and a summary of amounts recognized in accumulated other comprehensive income.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Summary Balance Sheet
	Pension Plans		Postretirement Welfare Plans
(Dollars in millions)	2011	2010	2011	2010

Change in projected benefit obligation:
Benefit obligation, beginning of year	$1,621	$1,508	$827	$777
Service cost	45	44	9	9
Interest cost	87	85	44	44
Actuarial loss	57	75	36	40
Curtailment	--	6	--	--
Settlement	(7)	--		--
Acquisitions	142	--	6	--
Plan amendments and other	(2)	--	--	--
Plan participants' contributions	1	--	14	12
Effect of currency exchange	(2)	(16)	--	--
Benefits paid	(154)	(81)	(55)	(55)
Benefit obligation, end of year	$1,788	$1,621	$881	$827

Change in plan assets:
Fair value of plan assets, beginning of year	$1,178	$1,087	$52	$51
Actual return on plan assets	45	133	1	9
Effect of currency exchange	(3)	(14)	--	--
Company contributions	125	53	36	39
Reserve for third party contributions	--	--	7	(4)
Plan participants' contributions	1	--	14	12
Benefits paid	(154)	(81)	(55)	(55)
Settlements	(7)	--	--	--
Acquisitions	94	--	--	--
Fair value of plan assets, end of year	$1,279	$1,178	$55	$52

Funded status at end of year	$(509)	$(443)	$(826)	$(775)

Amounts recognized in the Consolidated Statements of Financial Position consist of:
Other noncurrent asset	$24	$9	$--	$--
Current liability	(3)	(8)	(42)	(40)
Noncurrent liability	(530)	(444)	(784)	(735)
Net amount recognized, end of year	$(509)	$(443)	$(826)	$(775)

Amounts recognized in accumulated other comprehensive income consist of:
Net actuarial loss	$847	$780	$246	$229
Prior service credit	(26)	(36)	(99)	(125)
Accumulated other comprehensive loss	$821	$744	$147	$104

The accumulated benefit obligation basis for all defined benefit pension plans at the end of 2011 and 2010 was $1.7 billion and $1.5 billion, respectively.

The change in projected benefit obligation and change in net assets in 2011 reflects the impact on the U.S. defined benefit pension plan and the other postretirement welfare plan of the Sterling acquisition described in Note 2, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Components of net periodic benefit cost were as follows:

Summary of Benefit Costs and Other Amounts Recognized in Other Comprehensive Income
	Pension Plans			Postretirement Welfare Plans
(Dollars in millions)	2011	2010	2009	2011	2010	2009

Components of net periodic benefit cost:
Service cost	$45	$44	$42	$9	$9	$8
Interest cost	87	85	87	44	44	45
Expected return on assets	(111)	(104)	(100)	(2)	(3)	(3)
Curtailment (gain) charge (1)	--	4	--	(5)	--	--
Settlement charge	3	--	--	--	--	--
Amortization of:
Prior service credit	(13)	(16)	(16)	(21)	(23)	(23)
Actuarial loss	55	43	32	14	13	13
Net periodic benefit cost	$66	$56	$45	$39	$40	$40

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Curtailments and settlements (1)	$3	$4	$--
Current year actuarial loss	(123)	(52)	(96)
Current year prior service credit	2	--	--
Amortization of:
Prior service credit	(13)	(16)	(16)
Actuarial loss	55	43	32
Effect of currency exchange	(1)	2	(3)
Total	$(77)	$(19)	$(83)

(1)
Includes $2 million in 2010 for the Performance Polymers segment that was sold January 31, 2011 and is included in discontinued operations.  For more information, see Note 3, "Discontinued Operations and Assets Held for Sale."

Net periodic benefit cost in 2011 reflects the impact on the U.S. defined benefit pension plan and the other postretirement welfare plan of the Sterling acquisition described in Note 2, "Acquisitions and Investments in Joint Ventures".

The estimated net actuarial loss and prior service credit for the pension plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2012 are $67 million and $4 million, respectively.  The estimated net actuarial loss and prior service credit for the postretirement benefit plans that will be amortized from accumulated other comprehensive income into net periodic cost in 2012 are $17 million and $20 million, respectively.

The assumptions used to develop the projected benefit obligation for the Company's significant U.S. and non-U.S. defined benefit pension plans and U. S. postretirement welfare plans are provided in the following tables.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Pension Plans			Postretirement Welfare Plans
	2011	2010	2009	2011	2010	2009

Weighted-average assumptions used to determine benefit obligations for years ended December 31:
Discount rate	4.59%	5.33%	5.73%	4.96%	5.33%	5.76%
Rate of compensation increase	3.55%	3.60%	3.53%	3.50%	3.50%	3.50%
Health care cost trend
Initial				8.00%	8.00%	8.00%
Decreasing to ultimate trend of				5.00%	5.00%	5.00%
in year				2018	2017	2016

Weighted-average assumptions used to determine net periodic cost for years ended December 31:	2011	2010	2009	2011	2010	2009

Discount rate	5.33%	5.73%	6.05%	5.33%	5.76%	6.08%
Expected return on assets	8.24%	8.25%	8.47%	--	--	--
Rate of compensation increase	3.60%	3.53%	3.57%	3.50%	3.50%	3.50%
Health care cost trend
Initial				8.00%	8.00%	8.00%
Decreasing to ultimate trend of				5.00%	5.00%	5.00%
in year				2017	2016	2015

An eight percent rate of increase in per capita cost of covered health care benefits is assumed for 2012.  The rate is assumed to decrease gradually to five percent in 2018 and remain at that level thereafter.  A one percent increase or decrease in health care cost trend would have had no material impact on the 2011 service and interest costs or the 2011 benefit obligation, because the Company's contributions for benefits are fixed.

The fair value of plan assets for the domestic pension plans at December 31, 2011 and 2010 was $1,003 million and $925 million, respectively, while the fair value of plan assets at December 31, 2011 and 2010 for non-U.S. pension plans was $276 million and $253 million, respectively.  At December 31, 2011, the expected weighted-average long-term rate of return on the U.S. pension plans assets was 8.44 percent.  At December 31, 2010, the expected long-term rate of return on the U.S. pension plan assets was 8.75 percent.  The expected weighted-average long-term rate of return on non-U.S. pension plans assets was 6.44 percent and 6.40 percent at December 31, 2011 and 2010, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following charts reflect the fair value of the defined pension plans assets as of December 31, 2011 and 2010:

(Dollars in millions)		Fair Value Measurements at December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$9	$9	$--	$--
Debt:
Fixed Income (US)	80	50	30	--
Fixed Income (International)	155	--	155	--
US Treasury Securities	36	--	36	--
Public Equity Funds:
Domestic	407	32	375	--
International	199	12	187	--
International Commodities Funds	6	5	1	--
Private Equity, Real Estate Funds, and Other Alternative Investments	387	--	11	376
Total	$1,279	$108	$795	$376

(Dollars in millions)		Fair Value Measurements at December 31, 2010
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash	$16	$16	$--	$--
Debt:
Fixed Income (US)	28	--	28	--
Fixed Income (International)	125	--	125	--
US Treasury Securities	32	--	32	--
Public Equity Funds:
Domestic	408	--	408	--
International	216	--	216	--
Private Equity, Real Estate Funds, and Other Alternative Investments	353	--	9	344
Total	$1,178	$16	$818	$344

The Company valued assets with unobservable inputs (Level 3), specifically its alternative investments, investments in private equity and investments in real estate and other funds under the practical expedient method.  The practical expedient method allows reporting entities to use the most recently reported net asset value ("NAV") of qualifying investment companies provided it is not probable that the investment will be sold by the reporting entity at an amount different from the most recently reported NAV.

(Dollars in millions)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Private Equity	Real Estate	Other Alternative Investments(1)	Total
Balance at December 31, 2009	$107	$92	$105	$304
Distributions	(20)	(2)	(19)	(41)
Unrealized gains/(losses)	19	(9)	14	24
Purchases, contributions, and other	23	25	9	57
Balance at December 31, 2010	129	106	109	344
Distributions	(30)	(7)	(25)	(62)
Unrealized gains/(losses)	23	9	15	47
Purchases, contributions, and other	28	10	9	47
Balance at December 31, 2011	$150	$118	$108	$376

(1) Primarily consists of natural resource and energy related limited partnership investments.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The target allocation for the Company's U.S. pension plans for 2012 and the asset allocation at December 31, 2011 and 2010, by asset category, are as follows:

	Target Allocation	Plan Assets at December 31, 2011	Plan Assets at December 31, 2010
Asset category

Equity securities	57%	52%	57%
Debt securities	17%	13%	8%
Real estate	8%	11%	11%
Other investments(1)	18%	24%	24%
Total	100%	100%	100%

(1) Primarily consists of private equity and natural resource and energy related limited partnership investments.

The target allocation for the Company's non-U.S. pension plans for 2012 and the asset allocation at December 31, 2011 and 2010, by asset category, are as follows:

	Target Allocation	Plan Assets at December 31, 2011	Plan Assets at December 31, 2010
Asset category

Equity securities	32%	32%	38%
Debt securities	52%	57%	49%
Other investments(1)	16%	11%	13%
Total	100%	100%	100%

(1) Primarily consists of an annuity contract and alternative investments.

The Company's investment strategy for its defined benefit pension plans is to maximize long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits.  A periodic asset/liability study is conducted in order to assist in the determination and, if necessary, modification of the appropriate long-term investment policy for the plan.  The investment policy establishes a target allocation range for each asset class and the fund is managed within those ranges.  The plans use a number of investment approaches including investments in equity, real estate, and fixed income funds in which the underlying securities are marketable in order to achieve this target allocation.  The U.S. plan also invests in private equity and other funds.  Diversification is created through investment across various asset classes, geographies, fund managers and individual securities.  This investment process provides for a well-diversified portfolio with no significant concentration of risk.  The investment process is monitored by an investment committee comprised of various senior executives from within Eastman.

In August 2011, in connection with its acquisition of Sterling, the Company assumed Sterling's defined benefit pension plan.  The investment strategy with respect to Sterling's defined benefit pension assets is to invest the assets in accordance with applicable laws and regulations.  The long-term primary objectives for the pension assets are to: (1) provide for a reasonable amount of long-term growth of capital, with prudent exposure to risk, and protect the assets from erosion; (2) provide investment results that meet or exceed the plan's actuarially assumed long-term rate of return; and (3) move to matching the duration of the liabilities and assets of the plan to reduce potential risk.

The expected rate of return for all plans was determined primarily by modeling the expected long-term rates of return for the categories of investments held by the plans and the targeted allocation percentage against various potential economic scenarios.

The Company funded its U.S. defined benefit pension plans in the amount of $102 million in 2011 and $35 million in 2010.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Benefits expected to be paid from pension plans and benefits, net of participant contributions, expected to be paid for postretirement welfare obligations are as follows:

(Dollars in millions)	Pension Plans		Postretirement Welfare Plans
	U.S.	Non U.S.
2012	$130	$9	$47
2013	136	9	48
2014	137	10	49
2015	141	10	51
2016	140	11	53
2017-2021	688	57	290

14.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at December 31, 2011 totaling approximately $1.4 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $105 million over a period of several years.  Of the total lease commitments, approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 60 percent relate to real property, including office space, storage facilities, and land; and approximately 30 percent relate to railcars. Rental expense, net of sublease income, was approximately $48 million, $39 million, and $33 million in 2011, 2010, and 2009, respectively.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due For
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Total

2012	$147	$6	$87	$276	$27	$543
2013	--	--	81	264	20	365
2014	--	--	81	143	11	235
2015	250	--	82	137	8	477
2016	--	--	74	137	7	218
2017 and beyond	1,195	--	454	461	32	2,142
Total	$1,592	$6	$859	$1,418	$105	$3,980

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable Securitization Program

Effective January 1, 2010, the Company adopted amended accounting guidance for transfers of financial assets which impacts the financial statement presentation for activity under the Company's $200 million accounts receivable securitization program.  Beginning for periods after December 31, 2009, transfers of receivables interests that were previously treated as sold and removed from the balance sheet will be included in trade receivables, net and reflected as secured borrowings on the balance sheet.  The Company's Statement of Financial Position at December 30, 2010 reflects an increase in trade receivables, $200 million of which was transferred at December 31, 2009 under the securitization program and reduced cash flows from operating activities by that amount for 2010.  As a result of the adoption of this accounting guidance, any amounts drawn on this accounts receivable securitization program would be accounted for as secured borrowings and disclosed in Note 10, "Borrowings".

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.   Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  Under these operating leases, the residual value guarantees at December 31, 2011 totaled $184 million and consisted primarily of leases for railcars and company aircraft.  Leases with guarantee amounts totaling $139 million and $45 million will expire in 2012 and 2016 and beyond, respectively. The Company believes, based on current facts and circumstances, that the likelihood of a material payment pursuant to such guarantees is remote.

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

Variable Interest Entities

The accounting guidance on consolidation of Variable Interest Entities ("VIEs") is effective for all VIEs or potential VIEs the Company is involved with on or after January 1, 2010.  This guidance amends the evaluation criteria to identify which entity has a controlling financial interest of a variable interest entity and requires ongoing reassessments.  The Company has evaluated its material contractual relationships under this guidance and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies."  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $39 million and $40 million at December 31, 2011 and 2010, respectively.  This reserve includes $6 million related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs range from the minimum or best estimate of $11 million to the maximum of $29 million at December 31, 2011.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs is $28 million at December 31, 2011.

During third quarter 2011, as described in Note 2, "Acquisitions and Investments in Joint Ventures" the Company completed the acquisitions of Sterling and Scandiflex, resulting in a $4 million increase to the reserve for environmental contingencies consisting of an additional $1 million in asset retirement obligation costs and a minimum or best estimate of $3 million to a maximum of $4 million of estimated future environmental expenditures for remediation.

The Company completed the sale of the PET business on January 31, 2011.  As a result, $3 million in asset retirement obligation costs were divested.

For additional information, see Note 24, "Reserve Rollforwards."

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for 2009, 2010, and 2011 is provided below:

(Dollars in millions)	Common Stock at Par Value (1) $	Paid-in Capital $	Retained Earnings (1) $	Accumulated Other Comprehensive Income (Loss) $	Treasury Stock at Cost $	Total Stockholders' Equity $

Balance at December 31, 2008	2	638	2,562	(335)	(1,314)	1,553

Net Earnings	--	--	136	--	--	136
Cash Dividends Declared (2)	--	--	(128)	--	--	(128)
Other Comprehensive Loss	--	--	--	(50)	--	(50)
Share-based Compensation Costs (3)	--	19	--	--	--	19
Stock Option Exercises	--	7	--	--	--	7
Other (4)	--	(3)	--	--	--	(3)
Stock Repurchases	--	--	--	--	(21)	(21)
Balance at December 31, 2009	2	661	2,570	(385)	(1,335)	1,513

Net Earnings	--	--	438	--	--	438
Cash Dividends Declared (2)	--	--	(129)	--	--	(129)
Other Comprehensive Loss	--	--	--	(47)	--	(47)
Share-based Compensation Costs (3)	--	24	--	--	--	24
Stock Option Exercises	--	102	--	--	--	102
Other (4)	--	6	--	--	--	6
Stock Repurchases	--	--	--	--	(280)	(280)
Balance at December 31, 2010	2	793	2,879	(432)	(1,615)	1,627

Net Earnings	--	--	696	--	--	696
Cash Dividends Declared (2)	--	--	(139)	--	--	(139)
Other Comprehensive Loss	--	--	--	(106)	--	(106)
Share-based Compensation Costs (3)	--	39	--	--	--	39
Stock Option Exercises	--	59	--	--	--	59
Other (4)	--	9	--	--	1	10
Stock Repurchases	--	--	--	--	(316)	(316)
Balance at December 31, 2011	2	900	3,436	(538)	(1,930)	1,870

(1)	Common Stock at Par Value and Retained Earnings have been adjusted for the two-for-one stock split on October 3, 2011.
(2)	Includes cash dividends paid and dividends declared, but unpaid.
(3)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(4)
Includes tax benefits/charges relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes have been adjusted to paid-in capital and other items.

The Company is authorized to issue 400 million shares of all classes of stock, of which 50 million may be preferred stock, par value $0.01 per share, and 350 million may be common stock, par value $0.01 per share.  The Company declared dividends per share of $0.990 in 2011, $0.895 in 2010, and $0.880 in 2009.

On August 5, 2011, the Company's Board of Directors declared a two-for-one split of the Company's common stock.  The stock split was in the form of a 100 percent stock dividend and was distributed on October 3, 2011 to stockholders of record as of September 15, 2011.  Stockholders were issued one additional share for each share owned.  Treasury shares were treated as shares outstanding in the stock split.  All shares and per share amounts in this Annual Report on Form 10-K have been adjusted for all periods presented for the stock split.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company established a benefit security trust in 1997 to provide a degree of financial security for unfunded obligations under certain unfunded plans and contributed to the trust a warrant to purchase up to 6 million shares of common stock of the Company for par value.  The warrant, which remains outstanding, is exercisable by the trustee if the Company does not meet certain funding obligations, which obligations would be triggered by certain occurrences, including a change in control or potential change in control, as defined, or failure by the Company to meet its payment obligations under certain covered unfunded plans.  Such warrant is excluded from the computation of diluted earnings per share because the conditions upon which the warrant becomes exercisable have not been met.

The additions to paid-in capital for 2011, 2010, and 2009 are primarily the result of employee stock option exercises and compensation expense of equity awards.

In October 2007, the Company's Board of Directors authorized $700 million for repurchase of the Company's outstanding common stock.  The Company completed all repurchases under the $700 million repurchase authorization in November 2010, acquiring a total of 22.4 million shares.  In August 2010, the Company's Board of Directors authorized $300 million for repurchase of the Company's outstanding common stock.  The Company completed all repurchases under the $300 million repurchase authorization in June 2011, acquiring a total of 7.1 million shares.  In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of December 31, 2011, a total of 4,757,639 shares have been repurchased under this authorization for a total of approximately $202 million.  During 2011, the Company repurchased 7,258,031 shares of common stock for approximately $316 million under the current and a previous stock repurchase authorization.

The Company's charitable foundation held 88,456 shares of the Company's common stock at December 31, 2011, 152,796 shares at December 31, 2010 and 165,348 shares at December 31, 2009 which are reflected in treasury stock.

For 2011, 2010, and 2009, the weighted average number of common shares outstanding used to compute basic earnings per share was 139.7 million, 144.2 million, and 145.0 million, respectively, and for diluted earnings per share was 143.1 million, 147.8 million, and 146.8 million, respectively, reflecting the effect of dilutive share-based equity awards outstanding.  Stock options excluded from the 2011, 2010, and 2009 calculation of diluted earnings per share were 408,850; 486,300; and 6,996,978, respectively, because the total market value of option exercises for these awards was less than the total cash proceeds that would be received from these exercises.

	For years ended December 31,
Shares of common stock issued (1)	2011	2010	2009

Balance at beginning of year	193,688,890	189,550,128	188,991,720
Issued for employee compensation and benefit plans	2,766,241	4,138,762	558,408
Balance at end of year	196,455,131	193,688,890	189,550,128

(1) Includes shares held in treasury.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Benefit Plans Unrecognized Losses and Prior Service Credits $	Unrealized Gains (Losses) on Cash Flow Hedges $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2009	77	(488)	27	(1)	(385)
Period change	2	(39)	(10)	--	(47)
Balance at December 31, 2010	79	(527)	17	(1)	(432)
Period change	(15)	(71)	(20)	--	(106)
Balance at December 31, 2011	64	(598)	(3)	(1)	(538)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

18.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

Asset impairments and restructuring charges (gains), net, totaled $8 million gain, $29 million charge, and $196 million charge in 2011, 2010, and 2009, respectively.  Asset impairments and restructuring charges (gains), net, in 2011 consisted primarily of a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project and $7 million for severance associated with the acquisition and integration of Sterling.  Asset impairments and restructuring charges (gains), net, totaled $29 million during 2010 primarily related to severance and pension curtailment resulting from a voluntary separation program.  Asset impairments and restructuring charges (gains), net, totaled $196 million during 2009, consisting primarily of $179 million in asset impairments related to the discontinuance of the Beaumont, Texas industrial gasification project and $19 million, net, in charges for severance resulting from a reduction in force.

	For years ended December 31,
(Dollars in millions)	2011	2010	2009
Fixed asset impairments	$--	$--	$133
Gain on sale	(15)	--	--
Intangible asset and goodwill impairments	--	8	46
Severance charges	7	18	19
Site closure and restructuring charges (gains)	--	3	(2)
Total	$(8)	$29	$196

2011

During 2011, the Company recorded $8 million net gain in asset impairments and restructuring charges (gains), net.  A gain of $15 million was recognized from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project and restructuring charges of $7 million primarily for severance associated with the acquisition and integration of Sterling.

2010

During 2010, the Company recorded $29 million in asset impairments and restructuring charges (gains), net, consisting primarily of severance, pension curtailment, and an intangible asset impairment.  Severance charges of $18 million included $15 million for the previously announced voluntary separation program in fourth quarter 2010 of approximately 175 employees and $3 million primarily for severance associated with the acquisition and integration of Genovique in second quarter 2010.  Restructuring charges of $2 million for pension curtailment also related to the previously announced voluntary separation program in fourth quarter 2010.  Due to an environmental regulatory change during fourth quarter 2010 impacting air emission credits remaining from the previously discontinued Beaumont, Texas industrial gasification project, the Company recorded an intangible asset impairment of $8 million.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

2009

During fourth quarter 2009, the Company discontinued the Beaumont, Texas industrial gasification project, resulting in asset impairments of $179 million, reducing the project's book value to $56 million for assets the Company expected to recover.  For the purpose of calculating an impairment, the fair value of these assets was determined using Level 2 and Level 3 inputs as defined in the fair value hierarchy.  Of the $56 million, $8 million related to certain environmental credits classified in Level 2, using observable prices for similar assets, and $48 million related to land and tangible assets is classified in Level 3, based on various inputs, including real estate appraisals and unobservable market information for similar assets based on management's experience, including the evaluation of assumptions that market participants would use in pricing similar assets. For additional information on fair value measurement, see Note 1, "Significant Accounting Policies".

In first quarter 2009, the Company announced a reduction in force of approximately 250 employees, resulting in restructuring charges of $19 million, net for related severance.

The following table summarizes the changes in estimates described above, other asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid:

(Dollars in millions)	Balance at January 1, 2009	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2009

Noncash charges	$--	$179	$(179)	$--	$--
Severance costs	4	19	--	(20)	3
Total	$4	$198	$(179)	$(20)	$3

	Balance at January 1, 2010	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2010

Noncash charges	$--	$8	$(8)	$--	$--
Severance costs	3	18	--	(6)	15
Total	$3	$26	$(8)	$(6)	$15

	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2011

Noncash charges	$--	$(15)	$15	$--	$--
Severance costs	15	7	--	(20)	2
Total	$15	$(8)	$15	$(20)	$2

The costs remaining for severance are expected to be applied to the reserves within one year.

During 2011, the Company accrued for employee separations associated with the acquisition and integration of Sterling.  Substantially all separation payments for the 2011 and 2010 accruals were completed by January 2012, and all 2009 separation payments were completed as of December 31, 2011.  During 2010 and 2009, the Company accrued for approximately 225 and 250 employee separations, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

19.	OTHER CHARGES (INCOME), NET

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Foreign exchange transactions (gains) losses, net	$(2)	$8	$5
Investments (gains) losses, net	(16)	(1)	5
Other, net	(1)	5	3
Other charges (income), net	$(19)	$12	$13

Included in other charges (income), net are gains or losses on foreign exchange transactions, results from equity investments, gains or losses on business venture investments, gains from the sale of non-operating assets, certain litigation costs, fees on securitized receivables, other non-operating income, and other miscellaneous items.  Investment gains in 2011 included increased earnings from the Nanjing, China joint venture and sales of business venture investments.

20.	SHARE-BASED COMPENSATION PLANS AND AWARDS

2007 Omnibus Long-Term Compensation Plan

Eastman's 2007 Omnibus Long-Term Compensation Plan ("2007 Omnibus Plan") was approved by stockholders at the May 3, 2007 Annual Meeting of Stockholders and shall remain in effect until its fifth anniversary.  The 2007 Omnibus Plan authorizes the Compensation and Management Development Committee of the Board of Directors to:  grant awards, designate participants, determine the types and numbers of awards, determine the terms and conditions of awards and determine the form of award settlement.  Under the 2007 Omnibus Plan, the aggregate number of shares reserved and available for issuance is 8.2 million.  Any stock distributed pursuant to an award may consist of, in whole or in part, authorized and unissued stock, treasury stock, or stock purchased on the open market.  Under the 2007 Omnibus Plan and previous plans, the forms of awards have included:  restricted stock and restricted stock units, stock options, stock appreciation rights ("SARs"), and performance shares.  The 2007 Omnibus Plan is flexible as to the number of specific forms of awards, but provides that stock options and SARs are to be granted at an exercise price not less than 100 percent of the per share fair market value on the date of the grant.

2008 Director Long-Term Compensation Subplan

Eastman's 2008 Director Long-Term Compensation Subplan ("2008 Directors' Subplan"), a component of the 2007 Omnibus Plan, remains in effect until terminated by the Board of Directors or the earlier termination of the 2007 Omnibus Plan.  The 2008 Directors' Subplan provides for structured awards of restricted shares to non-employee members of the Board of Directors.  Restricted shares awarded under the 2008 Directors' Subplan are subject to the same terms and conditions of the 2007 Omnibus Plan.  The 2008 Directors' Subplan does not constitute a separate source of shares for grant of equity awards and all shares awarded are part of the 8.2 million shares authorized under the 2007 Omnibus Plan.  Shares of restricted stock are granted on the first day of a non-employee director's initial term of service and shares of restricted stock are granted each year to each non-employee director on the date of the annual meeting of stockholders.

The Company is authorized by the Board of Directors under the 2007 Omnibus Plan and 2008 Directors' Subplan to provide grants to employees and non-employee members of the Board of Directors.  It has been the Company's practice to issue new shares rather than treasury shares for equity awards that require settlement by the issuance of common stock and to withhold or accept back shares awarded to cover the related income tax obligations of employee participants.  Shares of non-employee directors are not withheld or acquired to satisfy the withholding obligation related to their income taxes.  Shares of unrestricted common stock owned by specified senior management level employees are accepted by the Company to pay the exercise price of stock options in accordance with the terms and conditions of their awards.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

For 2011, 2010, and 2009, total share-based compensation expense (before tax) of approximately $39 million, $25 million, and $20 million, respectively, was recognized in selling, general and administrative expense in the Consolidated Statements of Earnings for all share-based awards of which approximately $4 million, $5 million, and $5 million, respectively, related to stock options.  The compensation expense is recognized over the substantive vesting period, which may be a shorter time period than the stated vesting period for retirement-eligible employees.  For 2011, 2010, and 2009, approximately $3 million, $3 million and $2 million, respectively, of stock option compensation expense was recognized due to retirement eligibility preceding the requisite vesting period.

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

The weighted average assumptions used in the determination of fair value for stock options awarded in 2011, 2010, and 2009 are provided in the table below:

Assumptions	2011	2010	2009

Expected volatility rate	33.00%	31.8%	31.69%
Expected dividend yield	2.23%	2.86%	4.84%
Average risk-free interest rate	0.95%	1.23%	2.47%
Expected forfeiture rate	0.75%	0.75%	0.75%
Expected term years	5.20	5.20	5.20

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the activity of the Company's stock option awards for 2011, 2010, and 2009 is presented below:

	2011		2010		2009
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price

Outstanding at beginning of year	5,505,800	$29	8,682,900	$27	8,435,300	$27
Granted	537,500	38	597,900	40	710,600	28
Exercised	(2,059,900)	29	(3,758,200)	27	(335,100)	21
Cancelled, forfeited, or expired	(9,000)	25	(16,800)	22	(127,900)	23
Outstanding at end of year	3,974,400	$30	5,505,800	$29	8,682,900	$27

Options exercisable at year-end	2,796,400		4,150,300		6,987,500

Available for grant at end of year	1,475,922		2,601,160		3,798,646

The following table provides the remaining contractual term and weighted average exercise prices of stock options outstanding and exercisable at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number Exercisable at December 31, 2011	Weighted-Average Exercise Price

$15-$24	688,700	4.6	$19	688,700	$19
$25-$29	1,177,900	6.1	28	941,000	28
$30-$32	645,700	4.3	30	630,700	30
$33-$34	305,700	5.8	33	305,700	33
$35-$40	1,156,400	9.2	39	230,300	39
	3,974,400	6.4	$30	2,796,400	$28

The range of exercise prices of options outstanding at December 31, 2011 is approximately $15 to $40 per share.  The aggregate intrinsic value of total options outstanding and total options exercisable at December 31, 2011 is $35 million and $32 million, respectively.  Intrinsic value is the amount by which the closing market price of the stock at December 31, 2011 exceeds the exercise price of the option grants.

The weighted average remaining contractual life of all exercisable options at December 31, 2011 is 4.8 years.

The weighted average fair value of options granted during 2011, 2010, and 2009 was $9.27, $8.69, and $5.24, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2011, 2010, and 2009, was $37 million, $41 million, and $2 million, respectively.  Cash proceeds received by the Company from option exercises and the related tax benefit totals $59 million and $10 million, respectively, for 2011, $102 million and $10 million, respectively, for 2010, and $7 million and $0.5 million, respectively, for 2009.  The total fair value of shares vested during the years ended December 31, 2011, 2010, and 2009 was $4 million, $5 million, and $8 million, respectively.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company's nonvested options as of December 31, 2011 and changes during the year then ended is presented below:

Nonvested Options	Number of Options	Weighted-Average Grant Date Fair Value
Nonvested at January 1, 2011	1,355,500	$6.32
Granted	537,500	9.27
Vested	(715,000)	5.36
Forfeited	--	--
Nonvested Options at December 31, 2011	1,178,000	$8.25

For options unvested at December 31, 2011, approximately $4 million in compensation expense will be recognized over the next three years.

Other Share-Based Compensation Awards

In addition to stock option awards, the Company has awarded long-term performance stock awards, restricted stock awards, and stock appreciation rights.  The long-term performance awards are based upon actual return on capital compared to a target return on capital and total stockholder return compared to a peer group ranking by total stockholder return.  The recognized compensation cost before tax for these other share-based awards in the years ended December 31, 2011, 2010, and 2009 was approximately $35 million, $20 million, and $15 million, respectively.  The unrecognized compensation expense before tax for these same type awards at December 31, 2011 was approximately $40 million and will be recognized primarily over a period of three years.

21.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Consolidated Statements of Cash Flows are specific changes to certain balance sheet accounts as follows:

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Current assets	$15	$(38)	$(2)
Other assets	16	7	27
Current liabilities	39	46	(23)
Long-term liabilities and equity	15	15	13
Total	$85	$30	$15

The above changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, value-added taxes, and other miscellaneous accruals.

Cash flows from derivative financial instruments accounted for as hedges are classified in the same category as the item being hedged.

Non-cash portion of (gains) losses from the Company's equity investments was a $9 million gain for 2011, and losses of $3 million and $5 million for 2010 and 2009, respectively.

	For years ended December 31,
(Dollars in millions)	2011	2010	2009

Cash paid for interest and income taxes is as follows:
Interest, net of amounts capitalized	$78	$116	$82
Income taxes paid (refunded)	261	165	(71)

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

22.	SEGMENT INFORMATION

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

Research and development and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in the tables below as "other" operating losses.  The Company continues to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include the completion of a demonstration facility for market testing of acetylated wood, branded as Perennial WoodTM, in second half 2011 and commercial introduction in first quarter 2012 to select markets; the initial commercial introduction of the new Eastman CerfisTM technology, with anticipation that the application will be expanded nationwide by the end of 2012; and the announcement of the new EastmanTM microfiber technology.

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

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For years ended December 31,
(Dollars in millions)	2011	2010	2009
Sales by Segment
CASPI	$1,844	$1,574	$1,217
Fibers	1,279	1,142	1,032
PCI	2,860	2,083	1,398
Specialty Plastics	1,195	1,043	749

Total Sales	$7,178	$5,842	$4,396

	For years ended December 31,
(Dollars in millions)	2011	2010	2009
Operating Earnings (Loss)
CASPI (1)	$331	$293	$221
Fibers (2)	346	323	292
PCI (3)	289	224	41
Specialty Plastics (4)	105	88	9
Total Operating Earnings by Segment	1,071	928	563
Other (5)	(50)	(66)	(218)

Total Operating Earnings	$1,021	$862	$345

(1)	CASPI includes $6 million and $3 million in 2010 and 2009, respectively, in restructuring charges related to severance.
(2)	Fibers includes $3 million and $4 million in 2010 and 2009, respectively, in restructuring charges related to severance.
(3)	PCI includes $7 million, $7 million, and $6 million in 2011, 2010, and 2009, respectively, in restructuring charges related to severance.
(4)	Specialty Plastics includes $5 million and $4 million in 2010 and 2009, respectively, in restructuring charges related to severance.
(5)
Other includes a $15 million gain in 2011 from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project as well as $8 million and $179 million in 2010 and 2009, respectively, in asset impairments and restructuring charges, net, related to the discontinued industrial gasification project in Beaumont, Texas.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
(Dollars in millions)	2011	2010	2009
Assets by Segment (1)
CASPI	$1,373	$1,280	$1,113
Fibers	921	874	726
Performance Polymers (2)	--	--	575
PCI	1,471	1,235	844
Specialty Plastics	1,194	1,017	910
Total Assets by Segment	4,959	4,406	4,168
Corporate Assets (3)	1,225	966	1,347
Assets Held for Sale (2)	--	614	--
Total Assets	$6,184	$5,986	$5,515

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.
(2)
The Performance Polymers assets were classified as assets held for sale as of December 31, 2010, as a result of the definitive agreement with DAK Americas, LLC, to sell and subsequent sale in first quarter 2011 of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  For more information regarding assets held for sale, see Note 3, "Discontinued Operations and Assets Held for Sale".

(3)	For more information regarding the impairment of Beaumont, Texas industrial gasification project, see Note 18 "Asset Impairments and Restructuring Charges (Gains), Net".

	For years ended December 31,
(Dollars in millions)	2011	2010	2009
Depreciation Expense by Segment
CASPI	$60	$56	$56
Fibers	65	59	59
PCI	72	60	57
Specialty Plastics	62	61	53
Total Depreciation Expense by Segment	259	236	225
Other	2	2	2

Total Depreciation Expense	$261	$238	$227

	For years ended December 31,
(Dollars in millions)	2011	2010	2009
Capital Expenditures by Segment
CASPI	$74	$39	$42
Fibers	51	39	29
PCI	107	61	49
Specialty Plastics	193	73	125
Total Capital Expenditures by Segment	425	212	245
Other (1)	32	31	65

Total Capital Expenditures	$457	$243	$310

(1)
Other includes $24 million and $27 million, for 2010 and 2009, respectively, of capital expenditures in the discontinued Performance Polymers segment.  For more information regarding assets held for sale, see Note 3, "Discontinued Operations and Assets Held for Sale."

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sales are attributed to geographic areas based on customer location; long-lived assets are attributed to geographic areas based on asset location.

	For years ended December 31,
(Dollars in millions)	2011	2010	2009
Geographic Information
Sales
United States	$3,662	$2,826	$2,189
All foreign countries	3,516	3,016	2,207
Total	$7,178	$5,842	$4,396

	December 31,
	2011	2010	2009
Long-Lived Assets, Net
United States (1)	$2,687	$2,790	$2,789
All foreign countries	420	429	321
Total	$3,107	$3,219	$3,110

(1)
The Performance Polymers assets were classified as assets held for sale as of December 31, 2010, as a result of the definitive agreement with DAK Americas, LLC, to sell and subsequent sale in first quarter 2011 of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  For more information regarding assets held for sale, see Note 3, "Discontinued Operations and Assets Held for Sale".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

23.	QUARTERLY SALES AND EARNINGS DATA – UNAUDITED

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2011

Sales	$1,758	$1,885	$1,812	$1,723
Gross profit	433	463	420	324
Asset impairments and restructuring charges (gains), net	--	(15)	7	--
Earnings from continuing operations	182	210	165	100
Earnings from discontinued operations, net of tax (1)	8	--	--	--
Gain from disposal of discontinued operations, net of tax(1)	30	1	--	--
Net earnings	220	211	165	100

Earnings from continuing operations per share (2)(3)
Basic	$1.29	$1.49	$1.19	$0.73
Diluted	$1.26	$1.45	$1.16	$0.71

Earnings from discontinued operations per share (1)(2)(3)
Basic	$0.26	$--	$--	$--
Diluted	$0.26	$--	$--	$--

Net earnings per share (2)(3)
Basic	$1.55	$1.49	$1.19	$0.73
Diluted	$1.52	$1.45	$1.16	$0.71

(1)
In first quarter 2011, the Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment.  The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with GAAP.

(2)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.
(3)	All per share amounts have been retrospectively adjusted for all periods presented for the two-for-one stock split on October 3, 2011. For additional information, see Note 17, "Stockholders' Equity".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010

Sales	$1,370	$1,502	$1,507	$1,463
Gross profit	317	384	422	351
Asset impairments and restructuring charges (gains), net	--	3	--	26
Earnings from continuing operations	105	141	162	17
Earnings (loss) from discontinued operations, net of tax (1)	(4)	7	8	2
Net earnings	101	148	170	19

Earnings from continuing operations per share (2)(3)
Basic	$0.72	$0.98	$1.13	$0.12
Diluted	$0.71	$0.96	$1.11	$0.11

Earnings (loss) from discontinued operations per share (1)(2)(3)
Basic	$(0.02)	$0.05	$0.06	$0.01
Diluted	$(0.02)	$0.05	$0.05	$0.01

Net earnings per share (2)(3)
Basic	$0.70	$1.03	$1.19	$0.13
Diluted	$0.69	$1.01	$1.16	$0.12

(1)
In first quarter 2011, the Company completed the sale of the PET business, related assets at the Columbia, South Carolina site, and technology of its Performance Polymers segment. The PET business, assets, and technology sold were substantially all of the Performance Polymers segment.  Performance Polymers segment operating results are presented as discontinued operations for all periods presented and are therefore not included in results from continuing operations in accordance with GAAP.

(2)	Each quarter is calculated as a discrete period; the sum of the four quarters may not equal the calculated full year amount.
(3)	All per share amounts have been retrospectively adjusted for all periods presented for the two-for-one stock split on October 3, 2011. For additional information, see Note 17, "Stockholders' Equity".

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

24.	RESERVE ROLLFORWARDS

Valuation and Qualifying Accounts

(Dollars in millions)		Additions
	Balance at January 1, 2009	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2009

Reserve for:
Doubtful accounts and returns	$3	$3	$--	$1	$5
LIFO Inventory	525	(79)	--	--	446
Environmental contingencies	41	3	--	2	42
Deferred tax valuation allowance	131	--	--	43	88
	$700	$(73)	$--	$46	$581

	Balance at January 1, 2010	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2010

Reserve for:
Doubtful accounts and returns	$5	$--	$--	$--	$5
LIFO Inventory	446	44	--	--	490
Environmental contingencies	42	4	(4)	2	40
Deferred tax valuation allowance	88	--	--	40	48
	$581	$48	$(4)	$42	$583

	Balance at January 1, 2011	Charged to Cost and Expense	Charged to Other Accounts	Deductions	Balance at December 31, 2011

Reserve for:
Doubtful accounts and returns	$5	$4	$--	$1	$8
LIFO Inventory	490	100	--	--	590
Environmental contingencies	40	2	3	6	39
Deferred tax valuation allowance	48	--	--	6	42
	$583	$106	$3	$13	$679

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

25.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 2011, the FASB issued amended accounting guidance related to presentation of comprehensive income.  The standards update is intended to help financial statement users better understand the causes of an entity's change in financial position and results of operation.  It is effective for reporting periods beginning after December 15, 2011.  The amendments eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The FASB amended this guidance in December 2011 to postpone a requirement to present items that are reclassified from other comprehensive income to net income on the face of the financial statement where the components of net income and other comprehensive income are presented and reinstate previous guidance related to such reclassifications.  Upon adoption, the Company will continue to present components of comprehensive income in its Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  Since this new guidance will affect disclosure requirements only, the Company has concluded that it will not have a material impact on the Company's financial position or results of operations.

In December 2011, the FASB and International Accounting Standards Board jointly issued amended accounting guidance to enhance disclosure requirements for instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  It is effective for reporting periods beginning on or after January 1, 2013.  The Company is currently assessing the expected impact of this guidance on its disclosures.  Since this new guidance will affect disclosure requirements only, the Company has concluded that it will not have a material impact on the Company's financial position or results of operations.

26.	SUBSEQUENT EVENT

On January 26, 2012, the Company entered into a definitive agreement to acquire Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.  Under the terms of the agreement, Solutia stockholders will receive $22.00 in cash and 0.12 shares of Eastman common stock for each share of Solutia common stock, a total transaction value of approximately $4.7 billion, as of January 26, 2012, including the assumption of Solutia's debt.  The transaction is subject to approval by Solutia's shareholders and receipt of required regulatory approvals as well as other customary closing conditions.  The transaction is expected to close in mid-2012.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of December 31, 2011, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.  Management, including the CEO and CFO, does not expect that the Company's disclosure controls and procedures can prevent all possible errors or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance; judgments in decision-making can be faulty; and breakdowns can occur because of simple errors or mistakes.  Additionally, controls can be circumvented by the individual acts of one or more persons.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and while the Company's disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Because of the inherent limitations in any control system, misstatements due to possible errors or fraud may occur and not be detected.

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

Management has assessed the effectiveness of its internal control over financial reporting as of December 31, 2011 based on the framework established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on this assessment, management has determined that the Company's internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors" to (but not including) the subheading "The Board of Directors and Corporate Governance" and under the subheading "Board Committees--Audit Committee" (except for the material under the subheading "Board Committees--Audit Committee--Audit Committee Report", which is not incorporated by reference herein), each as included and to be filed in the 2012 Proxy Statement, is incorporated by reference herein in response to this Item.  Certain information concerning executive officers of the Company is set forth under the heading "Executive Officers of the Company" in Part I of this Annual Report.

The Company has adopted a Code of Ethics and Business Conduct applicable to the Chief Executive Officer, the Chief Financial Officer, and the Controller of the Company.  The Company has posted such Code of Ethics and Business Conduct on its Internet website (www.eastman.com) in the "Investors -- Corporate Governance" section.

ITEM 11. EXECUTIVE COMPENSATION

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors—Board Committees – Compensation and Management Development Committee – Compensation Committee Report", under the subheading "Director Compensation", and under the heading "Executive Compensation", each as included and to be filed in the 2012 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The material under the headings "Stock Ownership of Directors and Executive Officers--Common Stock" and "Principal Stockholders " as included and to be filed in the 2012 Proxy Statement is incorporated by reference herein in response to this Item.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Stockholders approved the Company's 1997, 2002, and 2007 Omnibus Long-Term Compensation Plans and the 2002 Director Long-Term Compensation Plan.  Although stock and stock-based awards are still outstanding under the 1997 and 2002 Omnibus Long-Term Compensation Plans, as well as the 2002 Director Long-Term Compensation Plan, no new shares are available under these plans for future awards.  All future share-based awards will be made from the 2007 Omnibus Long-Term Compensation Plan and the 2008 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan and, if approved by the Company's stockholders at the 2012 Annual Meeting, the 2012 Omnibus Stock Compensation Plan.

Equity Compensation Plans Not Approved by Stockholders

Stockholders have approved all compensation plans under which shares of Eastman common stock are authorized for issuance.

Summary Equity Compensation Plan Information Table

The following table sets forth certain information as of December 31, 2011 with respect to compensation plans under which shares of Eastman common stock may be issued.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options (a)		Weighted-Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities reflected in Column (a)) (c)

Equity compensation plans approved by stockholders	3,974,400	(1)	$30	1,475,922	(2)

Equity compensation plans not approved by stockholders	--		--	--

TOTAL	3,974,400		$30	1,475,922

(1)
Represents shares of common stock issuable upon exercise of outstanding options granted under Eastman Chemical Company's 1997, 2002, and 2007 Omnibus Long-Term Compensation Plans; the 2002 Director Long-Term Compensation Plan; and the 2007 Director Long Term Compensation Subplan and the 2008 Director Long-Term Compensation Subplan, components of the 2007 Omnibus Long-Term Compensation Plan.

(2)
Shares of common stock available for future awards under the Company's 2007 Omnibus Long-Term Compensation Plan, including the 2008 Director Long-Term Compensation Subplan, a component of the 2007 Omnibus Long-Term Compensation Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The material under the heading "Proposals to be Voted On at the Annual Meeting--Item 1--Election of Directors", subheadings "Director Independence" and "Transactions with Directors, Executive Officers, and Related Persons", each as included and to be filed in the 2012 Proxy Statement, is incorporated by reference herein in response to this Item.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning amounts billed for professional services rendered by the principal accountant and pre-approval of such services by the Audit Committee of the Company's Board of Directors under the heading "Item 4 - Ratification of Appointment of Independent Auditors" as included and to be filed in the 2012 Proxy Statement is incorporated by reference herein in response to this Item.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Eastman Chemical Company

By:		/s/James P. Rogers
James P. Rogers
Chief Executive Officer

Date:	February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/ James P. Rogers	Chief Executive Officer and	February 22, 2012
James P. Rogers	Director

PRINCIPAL FINANCIAL OFFICER:

/s/ Curtis E. Espeland	Senior Vice President and	February 22, 2012
Curtis E. Espeland	Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

/s/ Scott V. King	Vice President, Controller and	February 22, 2012
Scott V. King	Chief Accounting Officer

SIGNATURE	TITLE	DATE

DIRECTORS (other than Chairman, James P. Rogers, who also signed as Principal Executive Officer):

/s/ Humberto P. Alfonso	Director	February 22, 2012
Humberto P. Alfonso

/s/ Gary E. Anderson	Director	February 22, 2012
Gary E. Anderson

/s/ Brett D. Begemann	Director	February 22, 2012
Brett D. Begemann

/s/ Michael P. Connors	Director	February 22, 2012
Michael P. Connors

/s/ Stephen R. Demeritt	Director	February 22, 2012
Stephen R. Demeritt

/s/ Robert M. Hernandez	Director	February 22, 2012
Robert M. Hernandez

/s/ Julie F. Holder	Director	February 22, 2012
Julie F. Holder

/s/ Renée J. Hornbaker	Director	February 22, 2012
Renée J. Hornbaker

/s/ Lewis M. Kling	Director	February 22, 2012
Lewis M. Kling

/s/ Howard L. Lance	Director	February 22, 2012
Howard L. Lance

/s/ David W. Raisbeck	Director	February 22, 2012
David W. Raisbeck

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

2.01*
Agreement and Plan of Merger, dated January 26, 2012, by and among Eastman Chemical Company, Solutia Inc. and Eagle Merger Sub Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 26, 2012)

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

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

4.10
$200,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, July 7, 2010, January 31, 2011, and July 6, 2011), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, and Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.11
Five-Year Credit Agreement, dated as of December 7, 2011 (the "New Credit Agreement"), among Eastman Chemical Company, the initial lenders named therein, and Citibank N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated December 6, 2011)

4.12	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.13	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.14	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

10.01**	Eastman Excess Retirement Income Plan (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.02**	Form of Executive Change in Control Severance Agreements (incorporated herein by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

10.03**	Eastman Unfunded Retirement Income Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.04**	2002 Omnibus Long-Term Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.05**	2002 Director Long-Term Compensation Plan, as amended (incorporated herein by reference to Appendix B to Eastman Chemical Company's 2002 Annual Meeting Proxy Statement)

10.06**
Eastman Chemical Company Benefit Security Trust dated December 24, 1997, as amended May 1, 1998 and February 1, 2001 and Amendment Number Three to the Eastman Chemical Company Benefit Security Trust dated January 2, 2002 (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.07**
Amended and Restated Warrant to Purchase Shares of Common Stock of Eastman Chemical Company, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.08**
Amended and Restated Registration Rights Agreement, dated January 2, 2002 (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)

10.09**
Amended and Restated Eastman Executive Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.10**
Amended and Restated Eastman Directors' Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.11**	Eastman Unit Performance Plan as amended and restated December 1, 2011	128-133

10.12**
Form of Indemnification Agreements with Directors and Executive Officers (incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)

10.13**
Employment Agreement between Eastman Chemical Company and Mark J. Costa dated May 4, 2006 (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006) and amendment dated December 31, 2009 (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.14**
Forms of Award Notice for Stock Options Granted to Executive Officers under the 2002 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006)

10.15**
Forms of Award Notices for Stock Options Granted to Executive Officers under the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.08 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, and Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.16**	1997 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.03 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.17**	2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.18**
Forms of Performance Share Awards to Executive Officers (2009 – 2011 Performance Period) (incorporated herein by reference to Exhibits 10.03 and 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.19**
Forms of Performance Share Awards to Executive Officers (2010 – 2012 Performance Period) (incorporated herein by reference to Exhibits 10.01 and 10.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.20**
Forms of Performance Share Awards to Executive Officers (2011 – 2013 Performance Period) (incorporated herein by reference to Exhibits 10.03 and 10.04 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010)

10.21**
2007 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007)

10.22**
2008 Director Long-Term Compensation Subplan of the 2007 Omnibus Long-Term Compensation Plan (incorporated herein by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008)

10.23**
Unit Performance Plan ("UPP") performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2011 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated December 1, 2010)

10.24**
Forms of Restricted Stock Unit Awards to James P. Rogers, Mark J. Costa, and Ronald C. Lindsay (incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008)

10.25**	Form of Restricted Stock Unit Award to Curtis E. Espeland (incorporated herein by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009)

10.26**
Form of Restricted Stock Unit Awards to Executive Officers Michael H.K. Chung and Godefroy A.F.E. Motte (incorporated herein by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010)

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.27**
Form of Award Notice for Stock Options Granted to James P. Rogers, Chief Executive Officer, on November 2, 2011 (incorporated herein by reference to Exhibit 10.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011)

10.28**	Form of Award Notice for Stock Options Granted to Executive Officers on November 1, 2011	134-136

10.29**	Forms of Performance Share Awards to Executive Officers (2012 – 2014 Performance Period)	137-148

10.30**
UPP performance measures and goals, specific target objectives with respect to such performance goals, the method for computing the amount of the UPP award allocated to the award pool if the performance goals are attained, and the eligibility criteria for employee participation in the UPP, for the 2012 performance year (incorporated herein by reference to the Company's Current Report on Form 8-K dated November 30, 2011)

12.01	Statement re: Computation of Ratios of Earnings (Loss) to Fixed Charges	149

21.01	Subsidiaries of the Company	150

23.01	Consent of Independent Registered Public Accounting Firm	152

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the year ended December 31, 2011	153

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2011	154

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the year ended December 31, 2011	155

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the year ended December 31, 2011	156

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Definition Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*
Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(b)(2) of Regulation S-K and are not filed herewith.  The Registrant agrees to furnish supplementally a copy of the omitted schedules and exhibits to the SEC upon request.

**	Management contract or compensatory plan or arrangement filed pursuant to Item 601(b) (10) (iii) of Regulation S-K.