Form 10-Q
period 2012-03-31
EASTMAN CHEMICAL CO
filed 2012-05-10
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at March 31, 2012
Common Stock, par value $0.01 per share	137,958,478

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 49 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 48

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	45

1A.	Risk Factors	46

6.	Exhibits	46

SIGNATURES

Signatures	47

EXHIBIT INDEX

Exhibit Index	48

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	First Three Months
(Dollars in millions, except per share amounts)	2012	2011

Sales	$1,821	$1,758
Cost of sales	1,390	1,300
Gross profit	431	458

Selling, general and administrative expenses	126	108
Research and development expenses	41	36
Operating earnings	264	314

Net interest expense	19	19
Other charges (income), net	1	(6)
Earnings from continuing operations before income taxes	244	301
Provision for income taxes from continuing operations	85	100
Earnings from continuing operations	159	201

Earnings from discontinued operations, net of tax	--	9
Gain (loss) from disposal of discontinued operations, net of tax	(1)	30
Net earnings	$158	$240

Basic earnings per share
Earnings from continuing operations	$1.15	$1.42
Earnings from discontinued operations	--	0.28
Basic earnings per share	$1.15	$1.70

Diluted earnings per share
Earnings from continuing operations	$1.13	$1.39
Earnings (loss) from discontinued operations	(0.01)	0.27
Diluted earnings per share	$1.12	$1.66

Comprehensive Income
Net earnings	$158	$240
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	15	25
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credit included in net periodic costs	(5)	(8)
Derivatives and hedging:
Unrealized gain (loss) during period	10	(13)
Reclassification adjustment for gains included in net income	(5)	(1)
Total other comprehensive income (loss), net of tax	15	3
Comprehensive income	$173	$243

Retained Earnings
Retained earnings at beginning of period	$2,760	$2,253
Net earnings	158	240
Cash dividends declared	(36)	(34)
Retained earnings at end of period	$2,882	$2,459

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	March 31,	December 31,
(Dollars in millions, except per share amounts)	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$569	$577
Short-term time deposits	80	200
Trade receivables, net	740	632
Miscellaneous receivables	68	72
Inventories	768	779
Other current assets	39	42
Total current assets	2,264	2,302

Properties
Properties and equipment at cost	8,479	8,383
Less: Accumulated depreciation	5,343	5,276
Net properties	3,136	3,107

Goodwill	408	406
Other noncurrent assets	383	369
Total assets	$6,191	$6,184

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$846	$961
Borrowings due within one year	151	153
Total current liabilities	997	1,114

Long-term borrowings	1,444	1,445
Deferred income tax liabilities	223	210
Post-employment obligations	1,395	1,411
Other long-term liabilities	107	134
Total liabilities	4,166	4,314

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 197,409,655 and 196,455,131 for 2012 and 2011, respectively)	2	2
Additional paid-in capital	918	900
Retained earnings	2,882	2,760
Accumulated other comprehensive income	153	138
	3,955	3,800
Less: Treasury stock at cost (59,539,633 shares for 2012 and 2011)	1,930	1,930

Total stockholders' equity	2,025	1,870

Total liabilities and stockholders' equity	$6,191	$6,184

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Three Months
(Dollars in millions)	2012	2011

Cash flows from operating activities
Net earnings	$158	$240

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	69	68
Gain on sale of assets	--	(52)
Provision (benefit) for deferred income taxes	13	(40)
Pension and other postretirement contributions (in excess of) less than expenses	(27)	(114)
Variable compensation (in excess of) less than expenses	(71)	(82)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(103)	(229)
(Increase) decrease in inventories	14	(49)
Increase (decrease) in trade payables	(20)	8
Other items, net	(14)	104

Net cash provided by (used in) operating activities	19	(146)

Cash flows from investing activities
Additions to properties and equipment	(90)	(97)
Proceeds from sale of short-term time deposits	120	--
Proceeds from sale of assets and investments	6	617
Acquisitions and investments in joint ventures	(10)	--
Additions to short-term time deposits	--	(200)
Additions to capitalized software	(1)	(2)
Other items, net	(35)	(11)

Net cash provided by (used in) investing activities	(10)	307

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	(1)	1
Dividends paid to stockholders	(36)	(34)
Treasury stock purchases	--	(74)
Proceeds from stock option exercises and other items, net	20	70

Net cash used in financing activities	(17)	(37)

Effect of exchange rate changes on cash and cash equivalents	--	--

Net change in cash and cash equivalents	(8)	124

Cash and cash equivalents at beginning of period	577	516

Cash and cash equivalents at end of period	$569	$640

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies stated in the Company's 2011 Annual Report on Form 10-K and the change in accounting for pension and other postretirement benefit ("OPEB") plans described in Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", and should be read in conjunction with the consolidated financial statements in Part II, Item 8 of the Company's 2011 Annual Report on Form 10-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and of necessity include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained.  Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

Other comprehensive income
Beginning January 1, 2012, the Company adopted amended accounting guidance related to the presentation of other comprehensive income which became effective for reporting periods beginning after December 15, 2011.  This change has been retrospectively applied to all periods presented.

Stock split
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

2.	ACCOUNTING METHODOLOGY CHANGE FOR PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

As previously reported on March 7, 2012, Eastman has elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans to a more preferable method permitted under GAAP.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Eastman's management believes that this change in accounting will improve transparency of reporting of its operating results by recognizing the effects of economic and interest rate trends on pension and OPEB plan investments and assumptions in the year these actuarial gains and losses are incurred.  Historically, Eastman has recognized pension and OPEB actuarial gains and losses annually in its Consolidated Statements of Financial Position as Accumulated Other Comprehensive Income and Loss as a component of Stockholders' Equity, and then amortized these gains and losses each period in its Consolidated Statements of Earnings.  The expected return on assets component of Eastman's pension expense has historically been calculated using a five-year smoothing of asset gains and losses, and the gain or loss component of pension and OPEB expense has historically been based on amortization of actuarial gains and losses that exceed 10 percent of the greater of plan assets or projected benefit obligations over the average future service period of active employees.  Under the new method of accounting, these gains and losses are now measured annually at the plan's December 31 measurement date and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year and any quarters in which an interim remeasurement is triggered.  This methodology is preferable under GAAP since it aligns more closely with fair value principles and does not delay the recognition of gains and losses into future periods.  The new method has been retrospectively applied to the financial results of all periods presented.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Under the new method of accounting, Eastman's pension and OPEB costs consist of two elements: 1) ongoing costs recognized quarterly, which are comprised of service and interest costs, expected returns on plan assets, and amortization of prior service credits; and 2) MTM gains and losses recognized annually, in the fourth quarter of each year, resulting from changes in actuarial assumptions and the differences between actual and expected returns on plan assets and discount rates.  Any interim remeasurement triggered by a curtailment, settlement, or significant plan change is recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.

Eastman's operating segment results follow internal management reporting, which is used for making operating decisions and assessing performance.  Historically, total pension and OPEB costs have been allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits will continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment (including any interim remeasurement) for actuarial gains and losses will be included in corporate expense and not allocated to segments.  Management believes this change in expense allocation better reflects the operating results of each business.

Management has also elected to change its method of accounting for certain costs included in inventory.  Effective in first quarter 2012, the portion of pension and OPEB costs attributable to former employees (inactives) is not a component of inventoriable costs and instead is charged directly to the cost of sales line item as a period cost.  Applying this change in inventory retrospectively did not have a material impact on previously reported inventory, cost of sales, or financial results in any prior period and prior period results have not been retrospectively adjusted for this change in accounting for certain related costs included in inventory.

The cumulative effect of the change in accounting for pension and OPEB plans was a decrease in Retained Earnings as of December 31, 2011 (the most recent measurement date prior to the change) of $676 million, and an equivalent increase in Accumulated Other Comprehensive Income, leaving total stockholders' equity unchanged.  See Note 10, "Retirement Plans".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following are the changes to financial statement line items as a result of the accounting methodology change for the periods presented in the accompanying unaudited consolidated financial statements:

Unaudited Condensed Consolidated Statement of Earnings
	Three Months Ended March 31, 2012
(Dollars in millions, except per share amounts, unaudited)	Previous Accounting Method	Effect of Accounting Change	As Reported

Cost of sales	$1,405	$(15)	$1,390
Gross profit	416	15	431
Selling, general and administrative expenses	130	(4)	126
Operating earnings	245	19	264
Earnings from continuing operations before income taxes	225	19	244
Provision for income taxes from continuing operations	78	7	85
Earnings from continuing operations	147	12	159
Net earnings	146	12	158

Basic earnings per share
Earnings from continuing operations	$1.06	$0.09	$1.15

Diluted earnings per share
Earnings from continuing operations	$1.05	$0.08	$1.13
Diluted earnings per share	1.04	0.08	1.12

Comprehensive Income
Net earnings	$146	$12	$158
Amortization of prior service credit included in net periodic costs (1)	8	(13)	(5)
Total other comprehensive income (loss), net of tax	28	(13)	15
Comprehensive income	174	(1)	173

Retained Earnings
Retained earnings at beginning of period	$3,436	$(676)	$2,760
Net earnings	146	12	158
Retained earnings at end of period	3,546	(664)	2,882

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Unaudited Condensed Consolidated Statement of Earnings
	Three Months Ended March 31, 2011
(Dollars in millions, except per share amounts, unaudited)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)

Cost of sales	$1,325	$(25)	$1,300
Gross profit	433	25	458
Selling, general and administrative expenses	113	(5)	108
Operating earnings	284	30	314
Earnings from continuing operations before income taxes	271	30	301
Provision for income taxes from continuing operations	89	11	100
Earnings from continuing operations	182	19	201
Earnings from discontinued operations, net of tax	8	1	9
Net earnings	220	20	240

Basic earnings per share
Earnings from continuing operations	$1.29	$0.13	$1.42
Earnings from discontinued operations	0.26	0.02	0.28
Basic earnings per share	$1.55	$0.15	$1.70

Diluted earnings per share
Earnings from continuing operations	$1.26	$0.13	$1.39
Earnings from discontinued operations	0.26	0.01	0.27
Diluted earnings per share	$1.52	$0.14	$1.66

Comprehensive Income
Net earnings	$220	$20	$240
Amortization of prior service credit included in net periodic costs (1)	4	(12)	(8)
Total other comprehensive income (loss), net of tax	15	(12)	3
Comprehensive income	235	8	243

Retained Earnings
Retained earnings at beginning of period	$2,880	$(627)	$2,253
Net earnings	220	20	240
Retained earnings at end of period	3,066	(607)	2,459

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Statements of Financial Position
	March 31, 2012
(Dollars in millions, unaudited)	Previous Accounting Method	Effect of Accounting Change	As Reported

Other noncurrent assets	$382	$1	$383
Post-employment obligations	1,393	2	1,395
Retained earnings	3,546	(664)	2,882
Accumulated other comprehensive income (loss)	(510)	663	153

	December 31, 2011
(Dollars in millions)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)

Retained earnings	$3,436	$(676)	$2,760
Accumulated other comprehensive income (loss)	(538)	676	138

Unaudited Consolidated Statements of Cash Flows
	Three Months Ended March 31, 2012
(Dollars in millions)	Previous Accounting Method	Effect of Accounting Change	As Reported

Net earnings	$146	$12	$158
Provision (benefit) for deferred income taxes	6	7	13
Pension and other postretirement contributions (in excess of) less than expenses	(16)	(11)	(27)
Other items, net	(6)	(8)	(14)

	Three Months Ended March 31, 2011
(Dollars in millions)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)

Net earnings	$220	$20	$240
Provision (benefit) for deferred income taxes	(52)	12	(40)
Pension and other postretirement contributions (in excess of) less than expenses (1)	(88)	(26)	(114)
Other items, net (1)	110	(6)	104

(1)	Updated to reflect first quarter 2012 presentation of cash flows from operating activities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS AND INVESTMENTS IN JOINT VENTURES

Sterling Chemicals, Inc. and Scandiflex do Brasil S.A. Indústrias Químicas
During third quarter 2011, the Company completed two acquisitions in the Performance Chemicals and Intermediates ("PCI") segment.  On August 9, 2011, Eastman acquired Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers, and acetic acid.  On September 1, 2011, Eastman acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil.  The total purchase price for both acquisitions was $133 million, including a post-closing payment of $10 million to the previous shareholders of Scandiflex.  Transaction costs of $4 million associated with these acquisitions were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  The table below shows the final fair value purchase price allocation for these acquisitions:

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

Other 2011 Acquisitions and Investments in Joint Ventures
On July 1, 2011, the Company acquired Dynaloy, LLC ("Dynaloy"), a producer of formulated solvents.  The acquisition was accounted for as a business combination and is reported in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment.  Dynaloy adds materials science capabilities that are expected to complement growth of the CASPI segment's electronic materials product line.  On November 2, 2011, the Company acquired TetraVitae Bioscience, Inc., a developer of renewable chemicals, including bio-based butanol and acetone.  Also in 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China, that is expected to be operational in mid-2013, with investment primarily during 2011 and 2012.

Pro forma financial information for the acquisitions is not required to be presented due to the immaterial financial impact to the Company.

4.	DISCONTINUED OPERATIONS

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	For three months ended March 31,
(Dollars in millions)	2012	2011

Sales	$--	$105
Earnings before income taxes	--	18
Earnings from discontinued operations, net of tax	--	9
Gain (loss) from disposal of discontinued operations, net of tax	(1)	30

5.	INVENTORIES

	March 31,	December 31,
(Dollars in millions)	2012	2011

At FIFO or average cost (approximates current cost)
Finished goods	$745	$777
Work in process	229	239
Raw materials and supplies	374	353
Total inventories	1,348	1,369
LIFO Reserve	(580)	(590)
Total inventories	$768	$779

Inventories valued on the LIFO method were approximately 70 percent of total inventories as of both March 31, 2012 and December 31, 2011.

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	March 31,	December 31,
(Dollars in millions)	2012	2011

Trade creditors	$512	$529
Accrued payrolls, vacation, and variable-incentive compensation	51	146
Accrued taxes	67	40
Post-employment obligations	57	58
Interest payable	26	26
Other	133	162
Total payables and other current liabilities	$846	$961

The current portion of post-employment obligations is an estimate of current year payments.

7.	PROVISION FOR INCOME TAXES

	First Quarter
(Dollars in millions)	2012	2011

Provision for income taxes	$85	$100
Effective tax rate	35%	33%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The first quarter 2012 effective tax rate was impacted by the non-deductibility of certain transaction costs related to the pending acquisition of Solutia Inc. ("Solutia").  Excluding the impact of certain non-deductible transaction costs, the Company's expected full year tax rate on reported earnings from continuing operations before income tax is approximately 33 percent.

8.	BORROWINGS

	March 31,	December 31,
(Dollars in millions)	2012	2011

Borrowings consisted of:
7% notes due 2012	$147	$147
3% debentures due 2015	250	250
6.30% notes due 2018	175	176
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
Credit facility borrowings	--	--
Other	4	6
Total borrowings	1,595	1,598
Borrowings due within one year	(151)	(153)
Long-term borrowings	$1,444	$1,445

In December 2011, the Company entered into a $750 million revolving credit agreement (the "Credit Facility") expiring December 2016.  The Credit Facility replaces, and has terms substantially similar to, the $700 million revolving credit agreement entered into in April 2006 (the "Prior Credit Facility") which was terminated concurrently with the entry into the Credit Facility.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  At March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

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

At March 31, 2012, the Company also had a $200 million line of credit under its accounts receivable securitization agreement ("A/R Facility").  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the A/R Facility.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  In addition, the entire amount of these facilities was available without violating applicable covenants as of March 31, 2012 and December 31, 2011.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On February 29, 2012, Eastman entered into a $1.2 billion five-year Term Loan Agreement ("Term Loan Agreement") and a $2.3 billion Bridge Loan Agreement ("Bridge Loan Agreement").  Eastman intends to use financing from the Term Loan Agreement and, in certain circumstances, the Bridge Loan Agreement, to pay, in part, the cash portion of the pending acquisition of Solutia and a portion of the fees and expenses related to the acquisition, which may include the repayment of certain outstanding borrowings of Solutia.  Each of the Term Loan Agreement and the Bridge Loan Agreement contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios.  The Company has been in compliance with all such covenants since February 29, 2012.

Fair Value of Borrowings

The Company has determined that its long-term borrowings at March 31, 2012 and December 31, 2011 were classified within level 1 in the fair value hierarchy as defined in the accounting policies in the Company's 2011 Annual Report on Form 10-K.  The fair value for fixed-rate borrowings is based on current market quotes.  The Company's floating-rate borrowings approximate fair value.

	March 31, 2012		December 31, 2011
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$1,444	$1,617	$1,445	$1,656

9.	DERIVATIVES

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs, and interest rates.  The Company uses various derivative financial instruments when appropriate pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  For further information, see Note 12, "Derivatives", to the consolidated financial statements in Part II, Item 8 of the Company's 2011 Annual Report on Form 10-K.

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of March 31, 2012 and December 31, 2011, the Company had no fair value hedges.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2012, the total notional amounts of the Company's foreign exchange forward and option contracts were €347 million (approximately $465 million equivalent) and ¥12.5 billion (approximately $155 million equivalent), and the total notional volume hedged for raw materials was approximately 1 million barrels.  Additionally, at March 31, 2012, the total notional value of interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") was $750 million as the Company entered into interest rate hedges in anticipation of the acquisition of Solutia and the expected related offering of new debt securities.  The Company had no hedges for energy at March 31, 2012.

As of December 31, 2011, the total notional amounts of the Company's foreign exchange forward and option contracts were €270 million (approximately $350 million equivalent) and ¥13.7 billion (approximately $185 million equivalent), respectively, the total notional volume hedged for energy was approximately 1 million mmbtu (million british thermal units), and the total notional volume hedged for raw materials was approximately 2 million barrels.  Additionally, the total notional value of forward starting interest rate swaps was $200 million.

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Part II, Item 8 of the Company's 2011 Annual Report on Form 10-K.

The Company has determined that its derivative assets and liabilities at March 31, 2012 and December 31, 2011 were classified within level 2 in the fair value hierarchy.  The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Statement of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Assets	Statement of Financial Position Location	March 31, 2012	December 31, 2011
Cash Flow Hedges
Commodity contracts	Other current assets	$--	$1
Commodity contracts	Other noncurrent assets	--	1
Foreign exchange contracts	Other current assets	14	20
Foreign exchange contracts	Other noncurrent assets	11	12
Forward starting interest rate swap contracts	Other current assets	10	--
		$35	$34

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs (Level 2)
Derivative Liabilities	Statement of Financial Position Location	March 31, 2012	December 31, 2011
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$2	$8
Commodity contracts	Other long-term liabilities	1	--
Foreign exchange contracts	Payables and other current liabilities	4	7
Foreign exchange contracts	Other long-term liabilities	1	7
Forward starting interest rate swap contracts	Payables and other current liabilities	--	1
		$8	$23

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	March 31, 2012	March 31, 2011	income (effective portion)	March 31, 2012	March 31, 2011
Commodity contracts	$(7)	$2	Cost of sales	$--	$--
Foreign exchange contracts	(1)	(16)	Sales	8	1
Forward starting interest rate swap contracts	13	--	Interest Expense	--	--
	$5	$(14)		$8	$1

For three months ended March 31, 2012 and March 31, 2011, there was no material ineffectiveness with regard to the Company's qualifying hedges.

Hedging Summary

At March 31, 2012 and 2011, monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled approximately $3 million and $5 million in losses, respectively.  If realized, approximately $21 million in gains in first quarter 2012 will be reclassified into earnings during the next 12 months, including foreign exchange contracts monetized and prospectively dedesignated in fourth quarter 2011.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  There were no material gains or losses related to the ineffective portion of hedges recognized in 2012 or 2011.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies.  The Company recognized approximately $1 million and $4 million net losses on nonqualifying derivatives during first quarter 2012 and 2011, respectively.

10.	RETIREMENT PLANS

As discussed in Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", effective January 1, 2012, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans.  This accounting change has been applied retrospectively to all periods presented.

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

In August 2011, in connection with its acquisition of Sterling, the Company assumed Sterling's U.S. defined benefit pension plan.  Prior to the acquisition, the plan had been closed to new participants and was no longer accruing additional benefits.  For more information, see Note 3, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2011, in connection with its acquisition of Sterling, the Company assumed Sterling's postretirement welfare plan.  For more information, see Note 3, "Acquisitions and Investments in Joint Ventures".

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recognized using estimated amounts, which may change as actual costs for the year are determined.  Components of net periodic benefit cost were as follows:

	First Quarter
	Pension Plans		Postretirement Welfare Plans
(Dollars in millions)	2012	2011	2012	2011

Service cost	$12	$12	$2	$2
Interest cost	21	21	11	11
Expected return on assets	(25)	(25)	--	(1)
Curtailment gain (1)	--	--	--	(7)
Amortization of:
Prior service credit	(1)	(3)	(5)	(5)
Mark-to-market gain (2)	--	--	--	(15)
Net periodic benefit cost	$7	$5	$8	$(15)

(1)	Gain for the Performance Polymers segment that was sold January 31, 2011 and is included in discontinued operations. For more information, see Note 4, "Discontinued Operations."
(2)	Mark-to-market gain due to the interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.

First quarter 2012 reflects the impact on the U.S. defined benefit pension plan and the other postretirement welfare plan of the Sterling acquisition described in Note 3, "Acquisitions and Investments in Joint Ventures".

The Company contributed $25 million and $100 million to its U.S. defined benefit pension plans in first quarter 2012 and 2011, respectively.

11.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at March 31, 2012 totaling approximately $1.5 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $134 million over a period of several years.  Of the total lease commitments, approximately 10 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 50 percent relate to real property, including office space, storage facilities, and land; and approximately 40 percent relate to railcars.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at March 31, 2012 totaled $110 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Variable Interest Entities

The Company has evaluated its material contractual relationships under accounting guidance for consolidation of Variable Interest Entities ("VIEs") and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

12.	ENVIRONMENTAL MATTERS

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Part II, Item 8 of the Company's 2011 Annual Report on Form 10-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $39 million at both March 31, 2012 and December 31, 2011.  At both March 31, 2012 and December 31, 2011, this reserve included $6 million related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $11 million to the maximum of $29 million at both March 31, 2012 and December 31, 2011.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs were $28 million at both March 31, 2012 and December 31, 2011.

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

General

From time to time, the Company and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  In addition, certain putative shareholder class and derivative action complaints have been filed against, among others, the Company in connection with Eastman's pending acquisition of Solutia.  For additional information, see Part II, Item 1, "Legal Proceedings" in this Quarterly Report on Form 10-Q.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

14.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first three months 2012 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2011 (1) (2)	2	900	2,760	138	(1,930)	1,870

Net Earnings	--	--	158	--	--	158
Cash Dividends Declared (3)	--	--	(36)	--	--	(36)
Other Comprehensive Income	--	--	--	15	--	15
Share-Based Compensation Expense (4)	--	7	--	--	--	7
Stock Option Exercises	--	7	--	--	--	7
Other (5)	--	4	--	--	--	4
Stock Repurchases	--	--	--	--	--	--
Balance at March 31, 2012	2	918	2,882	153	(1,930)	2,025

(1)
Common Stock at Par Value and Retained Earnings have been adjusted for the two-for-one stock split on October 3, 2011.  For additional information, see Note 1, "Basis of Presentation" and Note 15, "Earnings and Dividends Per Share".

(2)
Retained Earnings and Accumulated Other Comprehensive Income have been adjusted for the change in accounting methodology for pension and OPEB plans.  For additional information, see Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans".

(3)	Includes cash dividends declared, but unpaid.
(4)	Includes the fair value of equity share-based awards recognized for share-based compensation.
(5)
Includes tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Prior Service Credits for Benefit Plans (1) $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2010 (1)	79	99	17	(1)	194
Period change	(15)	(21)	(20)	--	(56)
Balance at December 31, 2011 (1)	64	78	(3)	(1)	138
Period change	15	(5)	5	--	15
Balance at March 31, 2012	79	73	2	(1)	153

(1)
Unrecognized Prior Service Credits for Benefit Plans have been adjusted for the change in accounting methodology for pension and OPEB plans.  For additional information, see Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

15.	EARNINGS AND DIVIDENDS PER SHARE

	First Quarter
	2012	2011

Shares used for earnings per share calculation (in millions):
Basic	137.3	141.4
Diluted	140.7	144.6

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

In first quarter 2012, there were no outstanding options to purchase shares of common stock excluded from the computation of diluted earnings per share.  In first quarter 2011, common shares underlying options to purchase 161,800 shares of common stock were excluded from the computation of diluted earnings per share because the total market value of option exercises for these awards was less than the total proceeds that would be received for these awards.  There were no share repurchases in first quarter 2012.  First quarter 2011 reflects the impact of share repurchases of 1.7 million shares.

The Company declared cash dividends of $0.26 and $0.235 per share in first quarter 2012 and 2011, respectively.

16.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for full year 2011 and first three months 2012:

(Dollars in millions)	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2011

Non-cash charges	$--	$(15)	$15	$--	$--
Severance costs	15	7	--	(20)	2
Total	$15	$(8)	$15	$(20)	$2

	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at March 31, 2012

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	2	--	--	(1)	1
Total	$2	$--	$--	$(1)	$1

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In first quarter 2012 and 2011, approximately $9 million and $7 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the earnings statement for all share-based awards.  The impact on first quarter 2012 and 2011 net earnings of approximately $5 million and $4 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 20, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Part II, Item 8 of the Company's 2011 Annual Report on Form 10-K.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to balance sheet line items:

(Dollars in millions)	First Three Months
	2012	2011

Current assets	$2	$13
Other assets	12	24
Current liabilities	(3)	90
Long-term liabilities and equity	(25)	(23)
Total	$(14)	$104

These changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, value-added taxes, and other miscellaneous accruals.

19.	SEGMENT INFORMATION

The Company's products and operations are currently managed and reported in four reportable operating segments -- CASPI, Fibers, PCI, and Specialty Plastics.  For additional information concerning the Company's segments' businesses and products, see Note 22, "Segment Information" to the consolidated financial statements in Part II, Item 8 of the Company's 2011 Annual Report on Form 10-K.

Research and development ("R&D"), pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in the tables below as "other" operating earnings (loss).

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", Eastman has elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Historically, total pension and OPEB costs have been allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits will continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment for pension and OPEB plans actuarial gains and losses will be included in corporate expense and not allocated to segments.  Management believes this change in expense allocation will better reflect the operating results of each business.  The following tables show for each business segment the retrospective application of this expense allocation change for each period presented.

In first quarter 2012, the Company entered into a definitive agreement to acquire Solutia, a global leader in performance materials and specialty chemicals, which is expected to close mid-year.  Included in first quarter 2012 "other" operating loss are $9 million in transaction costs related to the pending acquisition.

	First Three Months
(Dollars in millions)	2012	2011
Sales
CASPI	$470	$467
Fibers	323	290
PCI	736	694
Specialty Plastics	292	307

Total Sales	$1,821	$1,758

	First Three Months
(Dollars in millions)	2012	2011
Operating Earnings (Loss)
CASPI	$98	$104
Fibers	101	86
PCI	77	94
Specialty Plastics	30	35
Total Operating Earnings by Segment	306	319
Other (1)(2)
Growth initiatives	(26)	(14)
Pension and OPEB costs not allocated to operating segments	(7)	9
Transaction costs related to the pending acquisition of Solutia	(9)	--

Total Operating Earnings	$264	$314

(1)
Research and development, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

(2)
First quarter 2011 included a $15 million MTM gain due to an interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.  See Note 4, "Discontinued Operations" for additional information.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
(Dollars in millions)	2012	2011
Assets by Segment (1)
CASPI	$1,398	$1,373
Fibers	932	921
PCI	1,533	1,471
Specialty Plastics	1,210	1,194
Total Assets by Segment	5,073	4,959
Corporate Assets	1,118	1,225
Total Assets	$6,191	$6,184

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

20.	RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board and International Accounting Standards Board jointly issued amended accounting guidance to enhance disclosure requirements for instruments and transactions no longer eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  This guidance is effective for reporting periods beginning on or after January 1, 2013.  The Company has concluded that no such netting has been in effect and that the change will have no impact on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's 2011 Annual Report on Form 10-K, and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q.  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

As previously reported, Eastman has elected to change its method of accounting for actuarial gains and losses for its pension and other postretirement benefit ("OPEB") plans to a more preferable method permitted under GAAP.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Under the new method of accounting, these gains and losses are now measured annually at December 31 and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year.  Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes will be recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.  The new method has been retrospectively applied to financial results of all periods presented.  For additional information, see Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans " to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In third quarter 2011, the Company's Board of Directors declared a two-for-one split of the Company's common stock, distributed October 3, 2011 in the form of a 100 percent stock dividend.  All shares and per share amounts in this Quarterly Report on Form 10-Q have been adjusted for all periods presented for the stock split.  For additional information, see Note 15, "Earnings and Dividends Per Share" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and other post-employment benefits, litigation and contingent liabilities, income taxes, and purchase accounting.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company's management believes the critical accounting estimates described in Part II, Item 7 of the Company's 2011 Annual Report on Form 10-K are the most important to the fair presentation of the Company's financial condition and results.  These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

PRESENTATION OF NON-GAAP FINANCIAL MEASURES

In addition to evaluating the Company’s financial condition, results of operations, and liquidity and cash flow as reported in accordance with GAAP, management also reviews and evaluates certain alternative financial measures not prepared in accordance with GAAP.  Non-GAAP measures do not have definitions under GAAP and may be defined differently by, and not be comparable to, similarly titled measures used by other companies.  As a result, management considers and evaluates non-GAAP measures in connection with a review of the most directly comparable measure calculated in accordance with GAAP.  Management cautions investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measure.

This MD&A includes the following non-GAAP financial measures:

•
Company other charges (income), net, earnings from continuing operations, and diluted earnings per share excluding financing costs related to the pending acquisition of Solutia Inc. ("Solutia"), described below; and

•
Company gross profit, selling, general and  administrative ("SG&A") and research and development ("R&D") expenses, operating earnings, earnings from continuing operations, and diluted earnings per share excluding transaction costs related to the pending acquisition of Solutia and OPEB plan interim MTM gain, also described below.

In first quarter 2012, the Company recognized $9 million in transaction costs (reported as SG&A expenses) and $5 million in financing costs (reported as other charges (income), net) related to the pending acquisition of Solutia.  In first quarter 2011, the Company recognized a $15 million MTM gain under the new method of accounting for actuarial gains and losses for its pension and OPEB plans due to the interim remeasurement of the OPEB plan obligation.  The exit of employees associated with the sale of the polyethylene terephthalate ("PET") business in first quarter 2011 triggered the interim MTM remeasurement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman management evaluates and analyzes results and the impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other non-recurring or unusual events outside of normal business and operations, by considering Company and segment financial results and measures both including and excluding certain items. The items excluded by Eastman management in its evaluation of results do not directly arise from Eastman’s core operations, and generally are expected to be of an unusual or non-recurring nature.  Specifically, as presented in this report, Eastman has excluded financing and transaction costs related to the pending acquisition of Solutia, which are expected to be non-recurring and result from an unusual transaction, and MTM pension and OPEB plan adjustments, as these adjustments arise from a change in accounting principle on a Company-wide basis retrospectively applied to all prior periods.  Because these non-recurring or non-core costs and gains may materially affect the Company’s financial condition or results in a specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items.  In addition to using such measures to evaluate results in a specific period, management believes that such measures may provide more complete and consistent comparisons of the Company’s operational performance on a period-over-period historical basis and a better indication of expected future trends.  Management discloses these non-GAAP measures, and the related reconciliations, because it believes investors use these metrics in evaluating longer-term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company’s and its segments’ operating performance, make resource allocation decisions, and evaluate organizational and individual performance in determining certain performance-based compensation.

These non-GAAP financial measures and the accompanying reconciliations to the most comparable GAAP measures are presented in "Results of Operations" in this MD&A.

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain items when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation.  Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman’s core operations that are available to grow the business and create stockholder value, as well as because it allows for a more consistent period-over-period presentation of such amounts.  In its evaluation, Eastman management generally excludes the impact of certain non-core, unusual, or non-recurring activities and decisions of management because such activities and decisions are not considered core, on-going components of continuing operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from continuing operations.  From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

Similarly, from time to time, Eastman discloses to investors and securities analysts a measure of free cash flow, which management develops based on the non-GAAP measure cash provided by operating activities, as adjusted, described above, less the amounts of capital expenditures and dividends, as management believes such items are generally funded from available cash and, as such, should be considered in determining free cash flow.  Eastman management believes this is the appropriate metric to use to evaluate the Company’s overall ability to generate cash to fund future operations, inorganic growth opportunities, and to service the Company’s debt obligations.  Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating potential future cash available for various initiatives and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results and value, of comparable companies.

OVERVIEW

The Company generated sales revenue of $1.8 billion in both first quarters 2012 and 2011, respectively.  The increase in sales revenue was primarily due to higher selling prices in all segments which were in response to higher raw material and energy costs.  An increase in sales volume in the Performance Chemicals and Intermediates ("PCI") segment was offset by a decrease in the Specialty Plastics segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings were $264 million in first quarter 2012 compared with $314 million in first quarter 2011.  Operating earnings in first quarter 2012 include $9 million of transaction costs related to the pending acquisition of Solutia.  Operating earnings in first quarter 2011 include a $15 million MTM gain due to an interim remeasurement of the OPEB plan obligation under the new method of accounting for actuarial gains and losses for pension and OPEB plans, triggered by the exit of employees associated with the sale of the PET business.  Operating earnings in first quarter 2012 compared to first quarter 2011 declined in all segments except the Fibers segment.

The Company generated $19 million in cash from operating activities during first three months 2012, which included $25 million cash contributed to its U.S. defined benefit pension plans, compared to $146 million cash used in operating activities during first three months 2011, which included $100 million cash contributed to its U.S. defined benefit pension plans.  The increase in cash from operating activities was primarily due to lower working capital requirements, primarily accounts receivable and inventory, and less cash used for pension plan contributions.

In the first three months of 2012 the Company progressed on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives including:

•
expanding PCI segment capacity to support its non-phthalate plasticizer business, including retrofitting the acquired Sterling Chemicals, Inc. ("Sterling") idled plasticizer manufacturing unit and increasing capacity of 2-ethyl hexanol ("2-EH") to support expected growth in the plasticizers, coatings, and fuel additive markets;

•	completing Specialty Plastics segment capacity expansions for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyesters, and cellulose triacetate;
•	completing the formal commercial introduction of acetylated wood, branded as Perennial WoodTM, to select markets;
•	commercial introduction of the new Eastman CerfisTM technology, with anticipation that the application will be expanded nationwide by the end of 2012; and
•	entering into a definitive agreement to acquire Solutia, a global leader in performance materials and specialty chemicals, which is expected to:
o	broaden Eastman's global presence, particularly in Asia Pacific;
o	establish a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities and an overlap of key end-markets; and
o	expand Eastman's portfolio of sustainable products.

RESULTS OF OPERATIONS
	First Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2012	2011	Change

Sales	$1,821	$1,758	4%	-- %	3%	1%	-- %

Sales revenue in first quarter 2012 compared to first quarter 2011 increased $63 million.  The increase was primarily due to higher selling prices in all segments in response to higher raw material and energy costs.  An increase in sales volume in the PCI segment was offset by a decrease in the Specialty Plastics segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Quarter
(Dollars in millions)	2012	2011	Change

Gross Profit	$431	$458	(6	) %
As a percentage of sales	24%	26%

Mark-to-market pension and other postretirement benefit adjustments	--	(12)

Gross Profit excluding item	$431	$446	(3	) %
As a percentage of sales	24%	25%

Gross profit and gross profit as a percentage of sales in first quarter 2012 decreased in all segments except the Fibers segment.

	First Quarter
(Dollars in millions)	2012	2011	Change

Selling, General and Administrative Expenses	$126	$108	17%
Research and Development Expenses	41	36	14%
	$167	$144	16%
As a percentage of sales	9%	8%

Transaction costs related to the pending acquisition of Solutia	(9)	--
Mark-to-market pension and other postretirement benefit adjustments	--	3

Selling, General, and Administrative Expenses and Research and Development Expenses excluding items	$158	$147	7%
As a percentage of sales	9%	8%

Selling, general and administrative expenses in first quarter 2012 were higher compared to first quarter 2011 primarily due to higher costs of growth and business development initiatives, including transaction costs related to the pending acquisition of Solutia and the recent market launch of Perennial WoodTM.

R&D expenses were higher for first quarter 2012 compared to first quarter 2011 due to higher R&D expenses for growth initiatives, including Eastman CerfisTM technology and EastmanTM microfiber technology.

Operating Earnings

	First Quarter
(Dollars in millions)	2012	2011	Change

Operating earnings	$264	$314	(16	) %
Transaction costs related to the pending acquisition of Solutia	9	--
Mark-to-market pension and other postretirement benefit adjustments	--	(15)
Operating earnings excluding items	$273	$299	(9	) %

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Interest Expense

	First Quarter
(Dollars in millions)	2012	2011	Change

Gross interest costs	$23	$23
Less: Capitalized interest	2	2
Interest expense	21	21	--%
Interest income	2	2
Net interest expense	$19	$19	--%

Net interest expense was unchanged for first quarter 2012 compared to first quarter 2011.

For 2012, the Company expects net interest expense to remain consistent with 2011, excluding the expected impact of the pending acquisition of Solutia.

Other Charges (Income), Net

	First Quarter
(Dollars in millions)	2012	2011

Foreign exchange transaction gains	$(1)	$(1)
Solutia financing costs	5	--
Investment (gains) losses, net	(3)	(6)
Other, net	--	1
Other charges (income), net	$1	$(6)
Solutia financing costs	(5)	--
Other charges (income), net excluding Solutia financing costs	$(4)	$(6)

First quarter 2012 included financing costs related to the pending acquisition of Solutia.

Provision for Income Taxes

	First Quarter
(Dollars in millions)	2012	2011

Provision for income taxes	$85	$100
Effective tax rate	35%	33%

The first quarter 2012 effective tax rate was impacted by the non-deductibility of certain transaction costs related to the pending acquisition of Solutia.  Excluding the impact of certain non-deductible transaction costs, the Company's expected full year tax rate on reported earnings from continuing operations before income tax is approximately 33 percent.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Earnings from Continuing Operations and Diluted Earnings per Share

	First Quarter
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$159	$1.13	$201	$1.39
Solutia transaction and financing costs, net of tax	13	0.09	--	--
Mark-to-market pension and other postretirement benefit adjustments, net of tax	--	--	(10)	(0.07)
Earnings from continuing operations excluding items, net of tax	$172	$1.22	$191	$1.32

Net Earnings and Diluted Earnings per Share

	First Quarter
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$159	$1.13	$201	$1.39
Earnings from discontinued operations, net of tax	--	--	9	0.07
Gain (loss) from disposal of discontinued operations, net of tax	(1)	(0.01)	30	0.20
Net earnings	$158	$1.12	$240	$1.66

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are currently managed and reported in four reportable operating segments -- Soatings, Adhesives, Specialty Polymers, and Inks ("CASPI"), Fibers, PCI, and Specialty Plastics.  For additional information concerning the Company's operating businesses and products, see Note 22, "Segment Information" to the consolidated financial statements in Part II, Item 8 of the Company's 2011 Annual Report on Form 10-K.

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable.  For more information, see Note 19, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company continues to explore and invest in research and development initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include the commercial introduction of acetylated wood, branded as Perennial WoodTM, to select markets in first quarter 2012 and the initial commercial introduction of the new Eastman CerfisTM technology, with anticipation that the application will be expanded nationwide by the end of 2012.  Operating losses for growth initiatives were $26 million and $14 million in first quarter 2012 and first quarter 2011, respectively.  The increased losses were primarily related to expenses from the market launch of Perennial WoodTM.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, Eastman has elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans to a more preferable method permitted under GAAP.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Historically, total pension and OPEB costs have been allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits will continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment for actuarial gains and losses are now included in corporate expense and not allocated to segments.  Management believes this change in expense allocation will better reflect the operating results of each business.  The financial information disclosed in the following tables for each business segment reflects the retrospective application of this expense allocation change on each period.  Pension not allocated to operating segments was an expense of $7 million in first quarter 2012 compared to a net gain of $9 million in first quarter 2011.  Included in first quarter 2011 was a $15 million MTM gain due to an interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.

In first quarter 2012, the Company entered into a definitive agreement to acquire Solutia, a global leader in performance materials and specialty chemicals, which is expected to close mid-year.  Included in first quarter 2012 "other" segment operating loss was $9 million in transaction costs related to the pending acquisition.

CASPI Segment
	First Quarter
			Change
(Dollars in millions)	2012	2011	$	%

Sales	$470	$467	$3	1%
Volume effect			(3)	(1) %
Price effect			13	3%
Product mix effect			(6)	(1) %
Exchange rate effect			(1)	-- %

Operating earnings	98	104	(6)	(6) %

Sales revenue in first quarter 2012 compared to first quarter 2011 increased slightly primarily due to higher selling prices, which were offset by an unfavorable shift in product mix.  The higher selling prices were in response to higher raw material and energy costs.  The unfavorable shift in product mix was as a result of lower sales volume in the polymers product line.  The lower sales volume was due to particularly strong sales volume in first quarter 2011 attributed to customer pre-buying in advance of price increases.

Operating earnings decreased first quarter 2012 compared to first quarter 2011, primarily due to an unfavorable shift in product mix resulting from lower sales volume in the polymers product line.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Fibers Segment
	First Quarter
			Change
(Dollars in millions)	2012	2011	$	%

Sales	$323	$290	$33	11%
Volume effect			5	1%
Price effect			17	6%
Product mix effect			11	4%
Exchange rate effect			--	-- %

Operating earnings	101	86	15	18%

Sales revenue increased in first quarter 2012 compared to first quarter 2011 primarily due to higher selling prices and a favorable shift in product mix.  Selling prices increased in response to higher raw material and energy costs, particularly for wood pulp.  The favorable shift in product mix was primarily due to higher acetate tow volume in Asia Pacific attributed to customer buying patterns.

Operating earnings increased in first quarter 2012 compared to first quarter 2011 primarily due to higher selling prices and the favorable shift in product mix, which were partially offset by higher raw material and energy costs.

Growth Initiatives

The Company has entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China.  Construction has commenced and the facility is expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

PCI Segment
	First Quarter
			Change
(Dollars in millions)	2012	2011	$	%

Sales	$736	$694	$42	6%
Volume effect			29	4%
Price effect			3	1%
Product mix effect			10	1%
Exchange rate effect			--	-- %

Operating earnings	77	94	(17)	(18) %

Sales revenue increased in first quarter 2012 compared to first quarter 2011 primarily due to higher sales volume in the U.S., mainly for acetyl products.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings decreased in first quarter 2012 compared to first quarter 2011 with the decline primarily in Asia Pacific due to lower selling prices attributed to weakened market demand primarily for olefin derivatives and higher raw material and energy costs.  In addition, increased operating earnings in the U.S. primarily due to the benefit of producing versus purchasing olefins were offset by lower operating earnings in Europe attributed to weakened market demand and higher raw material and energy costs.

Growth Initiatives

In third quarter 2011, the Company acquired Sterling, a single site North American petrochemical producer.  The acquisition of Sterling will allow an idled plasticizer unit to be retrofitted to produce non-phthalate plasticizers, with the first of two phases expected to be online in the first half of 2012 and the second phase to be determined at a later date based on demand.  Also, in third quarter 2011, the Company acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil.  The Company also plans to increase capacity of 2-EH to support expected growth in the plasticizers, coatings, and fuel additive markets.  This capacity is expected to be operational in second quarter 2012.

To further improve its competitive cost position over purchasing olefins in the North American market, the Company restarted a previously idled cracking unit at the Longview, Texas facility in 2010.  This restart was prompted by a favorable shift in market conditions for olefins raw materials that is expected to continue over the next several years.  The Company has three operating cracking units as well as a fourth cracking unit which is currently shutdown.  The Company continues to evaluate options to further improve its olefin cost position, including a propylene purchase agreement.

Specialty Plastics Segment
	First Quarter
			Change
(Dollars in millions)	2012	2011	$	%

Sales	$292	$307	$(15)	(5) %
Volume effect			(27)	(9) %
Price effect			15	5%
Product mix effect			(3)	(1) %
Exchange rate effect			--	-- %

Operating earnings	30	35	(5)	(14) %

Sales revenue decreased in first quarter 2012 compared to first quarter 2011 primarily due to lower sales volume partially offset by higher selling prices.  The decrease in sales volume, mainly in Asia Pacific, was attributed to weakened demand for cellulosic plastics sold into the liquid crystal display ("LCD") and consumer durable goods markets.  The higher selling prices were in response to higher raw material and energy costs, particularly for paraxylene.

Operating earnings decreased in first quarter 2012 compared to first quarter 2011 primarily due to lower sales volume and resulting lower capacity utilization, and higher raw material and energy costs, which were partially offset by higher selling prices.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Growth Initiatives

The Company added another 30,000 metric tons of resin capacity at its facility in Kingsport, Tennessee for TritanTM copolyester polymer, which was operational in early 2012.  The Company has recently completed an expansion of its capacity for CHDM, a monomer used in the manufacture of copolyesters, in two phases with the first operational in fourth quarter 2011 and the second operational in first quarter 2012.  The Company also recently completed an expansion of its cellulose triacetate capacity, with the new capacity operational in second quarter 2012.  Eastman expects that the decrease in segment sales volume is a temporary slowdown and expects growth to resume in the long-term.

SUMMARY BY CUSTOMER LOCATION

    Sales Revenue

	First Quarter
(Dollars in millions)	2012	2011	Change		Volume Effect		Price Effect	Product Mix Effect		Exchange Rate Effect

United States and Canada	$1,002	$918	9%		4%		3%	2%		--%
Asia Pacific	388	397	(2	) %	(4	) %	2%	--%		--%
Europe, Middle East, and Africa	346	355	(2	) %	(5	) %	4%	--%		(1	) %
Latin America	85	88	(3	) %	(1	) %	2%	(4	) %	--%
	$1,821	$1,758	4%		--%		3%	1%		--%

Sales revenue in the United States and Canada increased in first quarter 2012 compared to first quarter 2011 primarily due to higher sales volume, as higher sales volume in the PCI and CASPI segments more than offset lower sales volume in the Specialty Plastics and Fibers segments.  The economies of the United States and Canada benefited from improvements in employment, consumer confidence, and the housing and transportation markets.

Sales revenue in Asia Pacific decreased in first quarter 2012 compared to first quarter 2011 primarily due to lower sales volume.  Lower sales volume in the polymers product lines in the CASPI segment and demand for cellulosic plastics sold into the LCD and consumer durable goods markets in the Specialty Plastics segment are attributed to weakened demand in China.  This lower sales volume was partially offset by higher sales volume for the Fibers segment as it benefited from customer buying patterns for acetate tow sales.

Sales revenue in Europe, Middle East, and Africa decreased in first quarter 2012 compared to first quarter 2011 primarily due to lower sales volume more than offsetting higher selling prices in all segments.  The lower sales volume was attributed to economic uncertainty.

Sales revenue in Latin America decreased in first quarter 2012 compared to first quarter 2011 primarily due to lower olefin-derivative sales volume despite the third quarter 2011 acquisition of Scandiflex.  Lower sales volume was primarily due to less production during the capacity expansion of 2-EH.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 12, "Derivatives", to the consolidated financial statements in Part II, Item 8 and Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2011 Annual Report on Form 10-K and "Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Three Months
(Dollars in millions)	2012	2011

Net cash provided by (used in)
Operating activities	$19	$(146)
Investing activities	(10)	307
Financing activities	(17)	(37)
Effect of exchange rate changes on cash and cash equivalents	--	--
Net change in cash and cash equivalents	(8)	124

Cash and cash equivalents at beginning of period	577	516

Cash and cash equivalents at end of period	$569	$640

Cash provided by operating activities increased $165 million in first quarter 2012 compared with first quarter 2011.  The increase was primarily due to lower working capital requirements, primarily accounts receivable and inventory, and lower contributions to the U.S. defined benefit pension plans ($25 million in first quarter 2012; $100 million in first quarter 2011).  The increase in accounts receivable was less in 2012 due to a lower increase in sales in first quarter 2012 as compared with first quarter 2011.  Inventories remained relatively unchanged in first quarter 2012 as compared with an increase in inventories in first quarter 2011 primarily due to higher raw material and energy costs.

Cash used in investing activities increased $317 million in first quarter 2012 compared with first quarter 2011.  The increase was primarily because of $615 million cash from the sale of the PET business in first quarter 2011 partially offset by a change in short-term time deposits.  In first quarter 2011 the Company invested $200 million in short-term time deposits having staggered maturities between three and ten months at the investment date.  In first quarter 2012 the Company received $120 million from the sale of a portion of these short-term time deposits.  Cash used for additions to properties and equipment was $90 million in first quarter 2012 and $97 million in first quarter 2011, respectively.

Cash used in financing activities decreased $20 million in first quarter 2012 compared with first quarter 2011.  The decrease was primarily due to lower share repurchases partially offset by lower proceeds from stock option exercises and financing payments related to the pending acquisition of Solutia of approximately $16 million.  The payment of dividends ($36 million in first quarter 2012 and $34 million in first quarter 2011) is also reflected in financing activities in all periods.

Excluding the expected impact of the pending acquisition of Solutia in 2012, the Company expects capital expenditures to be approximately $400 million and U.S. defined benefit pension plan funding of $100 million.  Assuming the pending acquisition of Solutia is completed in mid-2012, the priorities for uses of available cash in 2012 are expected to be payment of the quarterly cash dividend, repayment of debt, pension funding, and funding targeted growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Company had cash and cash equivalents and short-term time deposits at March 31, 2012 and December 31, 2011 as follows:

	March 31,	December 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$569	$577
Short-term time deposits	80	200

Total cash and cash equivalents and short-term time deposits	$649	$777

In addition, at March 31, 2012, the Company had access to the sources of liquidity described below.

In December 2011, the Company entered into a $750 million revolving credit agreement (the "Credit Facility") expiring December 2016.  The Credit Facility replaces, and has terms substantially similar to, the $700 million revolving credit agreement entered into in April 2006 (the "Prior Credit Facility") which was terminated concurrently with the entry into the Credit Facility.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  At March 31, 2012 and at December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

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

At March 31, 2012, the Company also had a $200 million line of credit under its accounts receivable securitization agreement ("A/R Facility").  The A/R Facility was amended in April 2012 to increase the principal amount to $250 million and the term from one year to three years.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At March 31, 2012 and December 31, 2011, the Company had no outstanding borrowings under the A/R Facility.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  In addition, the entire amount of these facilities was available without violating applicable covenants as of March 31, 2012 and December 31, 2011.

On February 29, 2012, Eastman entered into a $1.2 billion five-year Term Loan Agreement ("Term Loan Agreement") and a $2.3 billion Bridge Loan Agreement ("Bridge Loan Agreement").  Eastman intends to use financing from the Term Loan Agreement and, in certain circumstances, the Bridge Loan Agreement, to pay, in part, the cash portion of the pending acquisition of Solutia and a portion of the fees and expenses related to the acquisition, which may include the repayment of certain outstanding borrowings of Solutia.  In addition, Eastman expects to offer new debt securities prior to or following the completion of the acquisition.  The commitments of the lenders under the Bridge Loan Agreement will be reduced on a dollar-for-dollar basis by any proceeds Eastman receives from any offering of debt securities it may undertake.  Each of the Term Loan Agreement and the Bridge Loan Agreement contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios.  The Company has been in compliance with all such covenants since February 29, 2012.

For more information regarding interest rates, refer to Note 8, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In first three months 2012, the Company made $25 million in contributions to its U.S. defined benefit pension plans.  The Company expects to make total cash contributions of $100 million to its U.S. defined benefit pension plans in 2012, of which $70 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2011, the Company made $102 million in contributions to its U.S. defined benefit pension plans.  Excess contributions made in 2011 and those anticipated for 2012 are made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment.

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

Capital Expenditures

Capital expenditures were $90 million and $97 million in first three months 2012 and 2011 respectively.  The expenditures in first three months 2012 were primarily due to capital spending on organic growth initiatives, particularly in the PCI and the Specialty Plastics segments.  The expenditures in first three months 2011 were primarily due to capital spending on organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.  Excluding the expected impact of the pending acquisition of Solutia, the Company expects that 2012 capital spending will be approximately $400 million.

Other Commitments

At March 31, 2012, the Company's obligations related to notes and debentures totaled approximately $1.6 billion to be paid over a period of approximately 15 years.  The Company had $147 million principal amount of 7% notes maturing in second quarter 2012, which were paid in April 2012.  See Note 8, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company had various purchase obligations at March 31, 2012 totaling approximately $1.5 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  For information regarding the Company's lease commitments, see Note 11, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at March 31, 2012 totaling approximately $1.5 billion primarily related to pension, retiree medical, other post-employment obligations, and environmental reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total (b)

2012	$147	$4	$64	$207	$24	$158	$604
2013	--	--	81	303	27	51	462
2014	--	--	81	73	17	52	223
2015	250	--	82	148	15	56	551
2016		--	74	140	14	67	295
2017 and beyond	1,194	--	454	615	37	1,080	3,380
Total	$1,591	$4	$836	$1,486	$134	$1,464	$5,515

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

(b)
Not included in the above table is the expected payment of approximately $2.7 billion in cash in order to complete the pending Solutia acquisition or any obligations to be assumed upon completion of the pending acquisition of Solutia.

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, see Note 11, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company has evaluated its material contractual relationships under the accounting guidance on consolidation of Variable Interest Entities ("VIEs") and has concluded that the entities involved in these relationships are not VIEs or, in the case of Primester, a joint venture that manufactures cellulose acetate at the Company's Kingsport, Tennessee plant, the Company has shared control of the VIE.  As such, the Company is not required to consolidate these entities.

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen in the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms of between 1 and 15 years with the maximum potential future payments of approximately $80 million in the aggregate, with none of these guarantees individually significant to the Company's operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to the non-performance of other guarantees is considered remote.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Treasury Stock

On October 3, 2011, the Company distributed a two-for-one split of the Company's common stock in the form of a 100 percent stock dividend.  For additional information, see Note 15, "Earnings and Dividends Per Share" to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In August 2010, the Company's Board of Directors authorized repurchase of up to $300 million of the Company's outstanding common stock.  The Company completed the $300 million repurchase authorization in June 2011, acquiring a total of 7.1 million shares.

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of March 31, 2012, a total of 4,757,639 shares of common stock have been repurchased under this authorization for a total amount of approximately $202 million.

The Company did not repurchase any shares of common stock during first quarter 2012.

Dividends

The Company declared cash dividends of $0.26 per share and $0.235 per share in first quarter 2012 and 2011, respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the Financial Accounting Standards Board and International Accounting Standards Board jointly issued amended accounting guidance to enhance disclosure requirements for instruments and transactions no longer eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  It is effective for reporting periods beginning on or after January 1, 2013.  The Company has concluded that no such netting was in effect and that the change will not have a material impact on the Company's financial position or results of operations.

2012 OUTLOOK

The Company expects to benefit from the strength of its businesses based on modest global economic growth and aided by the full year integration of 2011 acquisitions including Sterling and Scandiflex.

The Company expects less volatile market prices for raw materials and energy.

The Company expects to continue with and benefit from growth initiatives, as well as to continue to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.

The Company expects to complete the acquisition of Solutia mid-2012.  This acquisition is subject to approval by Solutia's stockholders, receipt of required regulatory approvals, and satisfaction of other customary closing conditions.

Based upon the foregoing expectations, the Company expects full year 2012 earnings per diluted share from continuing operations to be approximately $5.30 per share, excluding acquisition-related costs and charges, asset impairments and restructuring charges, and mark-to-market pension and OPEB adjustments.

See "Forward-Looking Statements and Risk Factors" below.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

The expectations under "2012 Outlook" and certain other statements in this Quarterly Report on Form 10-Q which are not statements of historical fact may be "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  These statements, and other written and oral forward-looking statements made by the Company from time to time may relate to, among other things, such matters as planned and expected capacity increases and utilization; anticipated capital spending; expected depreciation and amortization; environmental matters; expectations regarding the completion of the pending acquisition of Solutia including our ability to achieve the expected benefits and synergies from the acquired businesses; pending and future legal proceedings; exposure to, and effects of hedging of, raw material and energy costs, foreign currencies and interest rates; global and regional economic, political, and business conditions; competition; growth opportunities; supply and demand, volume, price, cost, margin, and sales; earnings, cash flow, dividends and other expected financial results and conditions; expectations, strategies, and plans for individual assets and products, businesses and segments as well as for the whole of Eastman; cash requirements and uses of available cash; financing plans and activities; pension expenses and funding; credit ratings; anticipated and other future restructuring, acquisition, divestiture, and consolidation activities; cost reduction and control efforts and targets; the timing of, and benefits from, the integration of and expected business and financial performance of acquired businesses; strategic initiatives and development, production, commercialization, and acceptance of new products, services and technologies and related costs; asset, business and product portfolio changes; and expected tax rates and net interest costs.

These plans and expectations are based upon certain underlying assumptions, including those mentioned with the specific statements.  Such assumptions are based upon internal estimates and analyses of current market conditions and trends, management expectations, plans, and strategies, economic conditions and other factors.  These plans and expectations and the underlying assumptions are necessarily subject to risks and uncertainties inherent in projecting future conditions and results.  There also can be no assurance regarding the timing of completion of any proposed acquisitions, and the timing or actual achievement of expected benefits from, integration plans relating to, and expected synergies from, acquired businesses.  Actual results could differ materially from expectations expressed in any forward-looking statement if one or more of the underlying assumptions or expectations proves to be inaccurate or is unrealized.  In addition to the factors described elsewhere in this Quarterly Report, the following are the most significant known factors that could cause the Company's actual results to differ materially from those in any such forward-looking statement.  Additional factors not presently known to the Company, or that the Company does not currently believe to be material, may also cause actual results to differ materially from expectations.

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

In connection with Eastman's agreement to complete the pending acquisition of Solutia, and during its pendency, the Company is subject to a number of risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman.  These risks include, but are not limited to:
•	that the parties may not be able to satisfy the conditions to the completion of the merger and that the merger may not be completed;
•
that the Company may not complete the pending acquisition of Solutia on terms contained in the merger agreement, which could impact the purchase price to be paid, assets to be acquired, covenants relating to Eastman's or Solutia's operations, or timing thereof;

•
that the Company may continue to incur significant additional costs and expend significant additional time and effort prior to the closing and if the transaction is delayed or not consummated, the Company may not be able to realize any benefit therefrom;

•	that the financing costs to complete the acquisition may be significantly higher than expected; and
•	that Solutia can require Eastman to complete the acquisition in certain situations that could result in the Company incurring significant additional costs.
In the event the Company does complete the pending acquisition of Solutia, it may become subject to a number of additional risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman.  These risks and uncertainties include:
•	that the financial performance of the acquired businesses may be significantly worse than expected;
•	that the Company will have significant additional indebtedness as a result of the acquisition;
•	that the Company may not be able to achieve the cost, revenue, or tax synergies expected from the pending acquisition of Solutia, or that there may be delays in achieving any such synergies; and
•	that the Company may be required to expend significant additional resources in order to integrate Solutia's businesses into Eastman's.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There are no material changes to the Company's market risks from those disclosed in Part II, Item 7A of the Company's 2011 Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of March 31, 2012, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On February 2, 2012, a putative shareholder class and derivative action, styled Jennifer Howard v. Jeffry N. Quinn, et al., was filed against Solutia, its board of directors (the "Solutia Board") and Eastman in the Circuit Court of St. Louis County, Missouri (the "Missouri Action").  On February 7, 2012, a second putative shareholder class action, styled John C. Dewan v. Solutia Inc., was filed against Solutia, the Solutia Board, Eastman and Eastman’s subsidiary Eagle Merger Sub Corporation ("Merger Sub") in the Chancery Court of Delaware.  On February 14, 2012, two additional putative shareholder class actions, styled Joseph C. Huttemann v. Jeffry N. Quinn, et al., and David Wolfe v. Solutia Inc., et al., respectively, were filed against Solutia, the Solutia Board, Eastman and Merger Sub in the Chancery Court of Delaware (together with the putative shareholder class action filed on February 7, 2012, the "Delaware Actions").

The Missouri Action and the Delaware Actions generally allege that the Solutia Board breached its fiduciary duties to Solutia stockholders by, among other things, approving Eastman’s proposed acquisition of Solutia for allegedly inadequate consideration, following an allegedly unfair sale process, and that Eastman and Merger Sub aided and abetted the Solutia Board’s alleged breaches of fiduciary duty.  The Delaware Actions further allege that the Solutia Board breached its fiduciary duties by agreeing to terms in the Merger Agreement that favor Eastman and deter alternative bids.  The complaints in the Missouri Action and the Delaware Actions seek, among other things, an injunction against the completion of Eastman’s proposed acquisition of Solutia and attorneys’ fees and expenses incurred in connection with the action.  The complaint in the Missouri Action further seeks rescission of Eastman’s proposed acquisition of Solutia in the event it is completed, and any damages arising from the defendants’ alleged breaches.  Eastman and Merger Sub each believe that all the allegations are without merit and intend to vigorously defend themselves against the allegations in these complaints.

On February 21, 2012, the Chancery Court of Delaware entered an order consolidating the Delaware Actions (the "Consolidated Delaware Action").

On March 5, 2012, the Circuit Court of St. Louis County, Missouri entered an order staying the Missouri Action in favor of the Consolidated Delaware Action.

On March 22, 2012, plaintiffs in the Consolidated Delaware Action filed a Verified Consolidated Amended Class Action Complaint (the "Consolidated Amended Complaint"), styled In re Solutia Inc. Shareholders Litigation, which generally alleges that the Solutia Board breached its fiduciary duties to Solutia stockholders by, among other things, approving Eastman’s proposed acquisition of Solutia for allegedly inadequate consideration, following an allegedly unfair sale process, and agreeing to terms in the Merger Agreement that favor Eastman and deter alternative bids.  The Consolidated Amended Complaint also generally alleges that the Solutia Board breached its fiduciary duties to Solutia stockholders by failing to disclose in the Form S-4 registration statement filed on March 7, 2012 certain material information concerning events leading up to the announcement of the proposed acquisition and relating to the review and analysis of the transaction by Solutia management, and by the financial advisors to Solutia and the Solutia Board.  The Consolidated Amended Complaint further alleges that Eastman and Merger Sub aided and abetted the Solutia Board’s alleged breaches of fiduciary duties.  The Consolidated Amended Complaint seeks, among other things, an injunction against the completion of Eastman’s proposed acquisition of Solutia, rescission of Eastman’s proposed acquisition of Solutia in the event it is completed, any damages arising from the defendants’ alleged breaches, and costs and attorneys’ fees associated with the action.  Also on March 22, 2012, plaintiffs in the Consolidated Delaware Action filed a motion for a preliminary injunction against consummation of the merger.

On May 3, 2012, the parties to the Consolidated Delaware Action entered into a Memorandum of Understanding (the “MOU”) to provide for the settlement of all claims related to Eastman’s proposed acquisition of Solutia.  The settlement provides for, among other things, a stay of all proceedings in the Consolidated Delaware Action, including plaintiffs’ request for a preliminary injunction against consummation of Eastman’s proposed acquisition of Solutia, the inclusion of additional disclosures with respect to various aspects of Eastman’s proposed acquisition of Solutia in the proxy statement/prospectus regarding Eastman’s proposed acquisition of Solutia, and the entry of a stipulation certifying a mandatory class of all Solutia stockholders.  The settlement is subject to final documentation and court approval, and is conditioned on consummation of Eastman’s proposed acquisition of Solutia.  Under the MOU, plaintiffs’ counsel in the Consolidated Delaware Action will petition the court for an award of attorneys’ fees and expenses.  The MOU does not specify any particular fee to be awarded to plaintiffs’ counsel in the Consolidated Delaware Action, but it does require the parties to negotiate those fees and expenses in good faith.  The decision to award, or not award, the requested attorneys’ fees and expenses will be within the discretion of the Chancery Court of Delaware, and the effectiveness of the settlement is not conditioned upon the award of attorneys’ fees and expenses.  If the settlement is approved by the Chancery Court of Delaware, it will resolve and release, on behalf of the entire class of Solutia stockholders, all claims that were or could have been brought by them challenging any aspect of Eastman’s proposed acquisition of Solutia, the merger agreement, and any disclosures made in connection therewith, among other claims.

ITEM 1A.  RISK FACTORS

For identification and discussion of the most significant risks applicable to the Company and its business, see "Forward-Looking Statements and Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 of this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibits filed as part of this report are listed in the Exhibit Index appearing on page 48.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eastman Chemical Company

Date: May 10, 2012	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

2.01	Agreement and Plan of Merger, dated January 26, 2012, by and among Eastman Chemical Company, Solutia Inc. and Eagle Merger Sub Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 26, 2012)

3.01	Amended and Restated Certificate of Incorporation of Eastman Chemical Company	50

3.02	Amended and Restated Bylaws of Eastman Chemical Company	57

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

4.08	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.09	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.10	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.11	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

10.01	April 30, 2012 Letter Amendment to $250,000,000 Accounts Receivable Securitization agreement dated July 9, 2008 (amended February 18, 2009, July 8, 2009, July 7, 2010, January 31, 2011, and July 6, 2011), between the Company and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent. (incorporated herein by reference to Exhibit 4.09 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Exhibit 4.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, and Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011)	69

	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

10.02	Five-Year Credit Agreement, dated as of December 7, 2011 (the "New Credit Agreement"), among Eastman Chemical Company, the initial lenders named therein, and Citibank N.A., as administrative agent, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as joint lead arrangers (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K dated December 6, 2011)

10.03
Five-Year Senior Term Loan Credit Agreement, dated as of February 29, 2012, by and among Eastman Chemical Company, the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers, and Barclays Capital, as syndication agent (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 6, 2012)

10.04
Senior Bridge Term Loan Credit Agreement, dated as of February 29, 2012, by and among Eastman Chemical Company, the initial lenders named therein, Citibank, N.A., as administrative agent, Citigroup Global Markets Inc. and Barclays Capital, as joint lead arrangers, Barclays Capital, as syndication agent, and Bank of America, N.A., JPMorgan Chase Bank, N.A., RBS Securities Inc. and Wells Fargo Bank, National Association, as co-arrangers (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated March 6, 2012)

10.05	2012 Omnibus Stock Compensation Plan (incorporated herein by reference to Appendix A of the Company's 2012 Annual Meeting Proxy Statement dated March 21, 2012)

10.06	2012 Director Stock Compensation Subplan and Form of Restricted Stock Award Notice	73

10.07	Amended and Restated Eastman Executive Deferred Compensation Plan	79

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	95

18.01	Preferability Letter of Independent Registered Public Firm	96

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended March 31, 2012	97

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2012	98

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended March 31, 2012	99

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended March 31, 2012	100

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document