Form 10-Q
period 2012-06-30
EASTMAN CHEMICAL CO
filed 2012-08-02
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Number of Shares Outstanding at June 30, 2012
Common Stock, par value $0.01 per share	138,232,385

--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 60 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 59

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	55

1A.	Risk Factors	57

6.	Exhibits	57

SIGNATURES

Signatures	58

EXHIBIT INDEX

Exhibit Index	59

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Second Quarter		First Six Months
(Dollars in millions, except per share amounts)	2012	2011	2012	2011

Sales	$1,853	$1,885	$3,674	$3,643
Cost of sales	1,372	1,411	2,762	2,711
Gross profit	481	474	912	932

Selling, general and administrative expenses	121	118	247	226
Research and development expenses	43	38	84	74
Asset impairments and restructuring charges (gains), net	--	(15)	--	(15)
Operating earnings	317	333	581	647

Net interest expense	28	18	47	37
Other charges (income), net	21	(5)	22	(11)
Earnings from continuing operations before income taxes	268	320	512	621
Provision for income taxes from continuing operations	91	101	176	201
Earnings from continuing operations	177	219	336	420

Earnings from discontinued operations, net of tax	--	--	--	9
Gain from disposal of discontinued operations, net of tax	2	1	1	31
Net earnings	$179	$220	$337	$460

Basic earnings per share
Earnings from continuing operations	$1.28	$1.55	$2.43	$2.97
Earnings from discontinued operations	0.02	--	0.01	0.28
Basic earnings per share	$1.30	$1.55	$2.44	$3.25

Diluted earnings per share
Earnings from continuing operations	$1.26	$1.51	$2.38	$2.89
Earnings from discontinued operations	0.01	--	0.01	0.28
Diluted earnings per share	$1.27	$1.51	$2.39	$3.17

Comprehensive Income
Net earnings	$179	$220	$337	$460
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	(24)	11	(9)	36
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(3)	(5)	(8)	(13)
Derivatives and hedging:
Unrealized gain (loss) during period	(40)	(19)	(30)	(32)
Reclassification adjustment for gains included in net income	4	--	(1)	(1)
Total other comprehensive income (loss), net of tax	(63)	(13)	(48)	(10)
Comprehensive income	$116	$207	$289	$450

Retained Earnings
Retained earnings at beginning of period	$2,882	$2,459	$2,760	$2,253
Net earnings	179	220	337	460
Cash dividends declared	(37)	(33)	(73)	(67)
Retained earnings at end of period	$3,024	$2,646	$3,024	$2,646

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	June 30,	December 31,
(Dollars in millions, except per share amounts)	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,000	$577
Short-term time deposits	--	200
Trade receivables, net	732	632
Miscellaneous receivables	70	72
Inventories	775	779
Other current assets	53	42
Total current assets	4,630	2,302

Properties
Properties and equipment at cost	8,509	8,383
Less: Accumulated depreciation	5,374	5,276
Net properties	3,135	3,107

Goodwill	404	406
Other noncurrent assets	397	369
Total assets	$8,566	$6,184

Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$894	$961
Borrowings due within one year	5	153
Total current liabilities	899	1,114

Long-term borrowings	3,830	1,445
Deferred income tax liabilities	229	210
Post-employment obligations	1,382	1,411
Other long-term liabilities	103	134
Total liabilities	6,443	4,314

Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 197,683,562 and 196,455,131 for 2012 and 2011, respectively)	2	2
Additional paid-in capital	936	900
Retained earnings	3,024	2,760
Accumulated other comprehensive income	90	138
	4,052	3,800
Less: Treasury stock at cost (59,511,662 shares for 2012 and 59,539,633 shares for 2011)	1,929	1,930

Total stockholders' equity	2,123	1,870

Total liabilities and stockholders' equity	$8,566	$6,184

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Six Months
(Dollars in millions)	2012	2011

Cash flows from operating activities
Net earnings	$337	$460

Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	140	135
Gain on sale of assets	--	(70)
Provision (benefit) for deferred income taxes	23	(14)
Pension and other postretirement contributions (in excess of) less than expenses	(45)	(112)
Variable compensation (in excess of) less than expenses	(36)	(45)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(103)	(212)
(Increase) decrease in inventories	(2)	(121)
Increase (decrease) in trade payables	(31)	70
Other items, net	52	(30)

Net cash provided by operating activities	335	61

Cash flows from investing activities
Additions to properties and equipment	(177)	(206)
Proceeds from redemption of short-term time deposits	200	--
Proceeds from sale of assets and investments	6	644
Acquisitions and investments in joint ventures	(10)	--
Additions to short-term time deposits	--	(200)
Additions to capitalized software	(3)	(5)
Other items, net	(35)	(6)

Net cash (used in) provided by investing activities	(19)	227

Cash flows from financing activities
Net increase in commercial paper, credit facility, and other borrowings	(1)	1
Proceeds from borrowings	2,311	--
Repayment of borrowings	(146)	(2)
Dividends paid to stockholders	(71)	(67)
Treasury stock purchases	--	(177)
Proceeds from stock option exercises and other items, net	14	75

Net cash provided by (used in) financing activities	2,107	(170)

Effect of exchange rate changes on cash and cash equivalents	--	--

Net change in cash and cash equivalents	2,423	118

Cash and cash equivalents at beginning of period	577	516

Cash and cash equivalents at end of period	$3,000	$634

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies described in the Company's Current Report on Form 8-K dated May 16, 2012 (the "Form 8-K"), which adjusted certain items contained in the Company's 2011 Annual Report on Form 10-K to reflect the change in accounting for pension and other postretirement benefit ("OPEB") plans actuarial gains and losses described in Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", and certain enhanced disclosures.  The accompanying unaudited consolidated financial statements reflect the change in accounting for pension and OPEB plans, and should be read in conjunction with the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and of necessity include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained.  Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

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

Solutia acquisition
Information related to the Solutia Inc. ("Solutia") acquisition completed July 2, 2012 is in Note 21, "Subsequent Event".  For all periods presented, Solutia financial information is not included in Eastman results.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	ACCOUNTING METHODOLOGY CHANGE FOR PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

As previously reported on March 7, 2012, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans to a more preferable method permitted under GAAP.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Eastman management believes that this change in accounting improves transparency of reporting of its operating results by recognizing the effects of economic and interest rate trends on pension and OPEB plan investments and assumptions in the year these actuarial gains and losses are incurred.  Historically, Eastman has recognized pension and OPEB actuarial gains and losses annually in its Consolidated Statements of Financial Position as Accumulated Other Comprehensive Income and Loss as a component of Stockholders' Equity, and then amortized these gains and losses each period in its Consolidated Statements of Earnings.  The expected return on assets component of Eastman's pension expense has historically been calculated using a five-year smoothing of asset gains and losses, and the gain or loss component of pension and OPEB expense has historically been based on amortization of actuarial gains and losses that exceed 10 percent of the greater of plan assets or projected benefit obligations over the average future service period of active employees.  Under the new method of accounting, these gains and losses are measured annually at the plan's December 31 measurement date and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year, and any quarters in which an interim remeasurement is triggered.  This methodology is preferable under GAAP since it aligns more closely with fair value principles and does not delay the recognition of gains and losses into future periods.  The new method has been retrospectively applied to the financial results of all periods presented.

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

Eastman's operating segment results follow internal management reporting, which is used for making operating decisions and assessing performance.  Historically, total pension and OPEB costs have been allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment (including any interim remeasurement) for actuarial gains and losses are under the changed accounting method included in corporate expense and not allocated to segments.  Management believes this change in expense allocation better reflects the operating results of each business.

Management also elected to change its method of accounting for certain costs included in inventory.  Effective in first quarter 2012, the portion of pension and OPEB costs attributable to former employees (inactives) is not a component of inventoriable costs and instead is charged directly to the cost of sales line item as a period cost.  Applying this change in inventory retrospectively did not have a material impact on previously reported inventory, cost of sales, or financial results in any prior period and prior period results have not been retrospectively adjusted for this change in accounting for certain related costs included in inventory.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following are the changes to financial statement line items as a result of the accounting methodology change for the periods presented in the accompanying unaudited consolidated financial statements:

Unaudited Condensed Consolidated Statement of Earnings
	Three Months Ended June 30, 2012
(Dollars in millions, except per share amounts, unaudited)	Previous Accounting Method	Effect of Accounting Change	As Reported

Cost of sales	$1,387	$(15)	$1,372
Gross profit	466	15	481
Selling, general and administrative expenses	124	(3)	121
Research and development expenses	44	(1)	43
Operating earnings	298	19	317
Other charges (income), net	20	1	21
Earnings from continuing operations before income taxes	250	18	268
Provision for income taxes from continuing operations	84	7	91
Earnings from continuing operations	166	11	177
Net earnings	168	11	179

Basic earnings per share
Earnings from continuing operations	$1.20	$0.08	$1.28
Earnings from discontinued operations	0.01	0.01	0.02
Basic earnings per share	1.21	0.09	1.30

Diluted earnings per share
Earnings from continuing operations	$1.18	$0.08	$1.26
Diluted earnings per share	1.19	0.08	1.27

Comprehensive Income
Net earnings	$168	$11	$179
Amortization of unrecognized prior service credits included in net periodic costs (1)	10	(13)	(3)
Total other comprehensive income (loss), net of tax	(50)	(13)	(63)
Comprehensive income	118	(2)	116

Retained Earnings
Retained earnings at beginning of period	$3,546	$(664)	$2,882
Net earnings	168	11	179
Retained earnings at end of period	3,677	(653)	3,024

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Earnings
	Three Months Ended June 30, 2011
(Dollars in millions, except per share amounts, unaudited)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)

Cost of sales	$1,422	$(11)	$1,411
Gross profit	463	11	474
Selling, general and administrative expenses	121	(3)	118
Research and development expenses	39	(1)	38
Operating earnings	318	15	333
Other charges (income), net	(6)	1	(5)
Earnings from continuing operations before income taxes	306	14	320
Provision for income taxes from continuing operations	96	5	101
Earnings from continuing operations	210	9	219
Net earnings	211	9	220

Basic earnings per share
Earnings from continuing operations	$1.49	$0.06	$1.55

Diluted earnings per share
Earnings from continuing operations	$1.45	$0.06	$1.51

Comprehensive Income
Net earnings	$211	$9	$220
Amortization of unrecognized prior service credits included in net periodic costs (1)	2	(7)	(5)
Total other comprehensive income (loss), net of tax	(6)	(7)	(13)
Comprehensive income	205	2	207

Retained Earnings
Retained earnings at beginning of period	$3,065	$(606)	$2,459
Net earnings	211	9	220
Retained earnings at end of period	3,243	(597)	2,646

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Earnings
	Six Months Ended June 30, 2012
(Dollars in millions, except per share amounts, unaudited)	Previous Accounting Method	Effect of Accounting Change	As Reported

Cost of sales	$2,792	$(30)	$2,762
Gross profit	882	30	912
Selling, general and administrative expenses	254	(7)	247
Research and development expenses	85	(1)	84
Operating earnings	543	38	581
Other charges (income), net	21	1	22
Earnings from continuing operations before income taxes	475	37	512
Provision for income taxes from continuing operations	162	14	176
Earnings from continuing operations	313	23	336
Net earnings	314	23	337

Basic earnings per share
Earnings from continuing operations	$2.27	$0.16	$2.43
Basic earnings per share	2.28	0.16	2.44

Diluted earnings per share
Earnings from continuing operations	$2.22	$0.16	$2.38
Diluted earnings per share	2.23	0.16	2.39

Comprehensive Income
Net earnings	$314	$23	$337
Amortization of unrecognized prior service credits included in net periodic costs (1)	18	(26)	(8)
Total other comprehensive income (loss), net of tax	(22)	(26)	(48)
Comprehensive income	292	(3)	289

Retained Earnings
Retained earnings at beginning of period	$3,436	$(676)	$2,760
Net earnings	314	23	337
Retained earnings at end of period	3,677	(653)	3,024

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Earnings
	Six Months Ended June 30, 2011
(Dollars in millions, except per share amounts, unaudited)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)

Cost of sales	$2,747	$(36)	$2,711
Gross profit	896	36	932
Selling, general and administrative expenses	234	(8)	226
Research and development expenses	75	(1)	74
Operating earnings	602	45	647
Other charges (income), net	(12)	1	(11)
Earnings from continuing operations before income taxes	577	44	621
Provision for income taxes from continuing operations	185	16	201
Earnings from continuing operations	392	28	420
Earnings from discontinued operations, net of tax	8	1	9
Net earnings	431	29	460

Basic earnings per share
Earnings from continuing operations	$2.77	$0.20	$2.97
Earnings from discontinued operations	0.28	--	0.28
Basic earnings per share	3.05	0.20	3.25

Diluted earnings per share
Earnings from continuing operations	$2.70	$0.19	$2.89
Earnings from discontinued operations	0.27	0.01	0.28
Diluted earnings per share	2.97	0.20	3.17

Comprehensive Income
Net earnings	$431	$29	$460
Amortization of unrecognized prior service credits included in net periodic costs (1)	6	(19)	(13)
Total other comprehensive income (loss), net of tax	9	(19)	(10)
Comprehensive income	440	10	450

Retained Earnings
Retained earnings at beginning of period	$2,879	$(626)	$2,253
Net earnings	431	29	460
Retained earnings at end of period	3,243	(597)	2,646

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position
	June 30, 2012
(Dollars in millions, unaudited)	Previous Accounting Method	Effect of Accounting Change	As Reported

Other noncurrent assets	$395	$2	$397
Post-employment obligations	1,377	5	1,382
Retained earnings	3,677	(653)	3,024
Accumulated other comprehensive income (loss)	(560)	650	90

	December 31, 2011
(Dollars in millions)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)

Retained earnings	$3,436	$(676)	$2,760
Accumulated other comprehensive income (loss)	(538)	676	138

Unaudited Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2012
(Dollars in millions)	Previous Accounting Method	Effect of Accounting Change	As Reported

Net earnings	$314	$23	$337
Provision (benefit) for deferred income taxes	9	14	23
Pension and other postretirement contributions (in excess of) less than expenses	(24)	(21)	(45)
Other items, net	68	(16)	52

	Six Months Ended June 30, 2011
(Dollars in millions)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)

Net earnings	$431	$29	$460
Provision (benefit) for deferred income taxes	(32)	18	(14)
Pension and other postretirement contributions (in excess of) less than expenses (1)	(77)	(35)	(112)
Other items, net (1)	(18)	(12)	(30)

(1)	Updated to reflect first quarter 2012 presentation of cash flows from operating activities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	ACQUISITIONS AND INVESTMENTS IN JOINT VENTURES

Sterling Chemicals, Inc. and Scandiflex do Brasil S.A. Indústrias Químicas
During third quarter 2011, the Company completed two acquisitions in the Performance Chemicals and Intermediates ("PCI") segment.  On August 9, 2011, Eastman acquired Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers, including Eastman 168™ non-phthalate plasticizers, and acetic acid.  On September 1, 2011, Eastman acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil.  The acquisition of Scandiflex provided the Company additional access to Brazilian plasticizer markets.  The total purchase price for both acquisitions was $133 million, including a post-closing payment of $10 million to the previous shareholders of Scandiflex.  Transaction costs of $4 million associated with these acquisitions were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  The table below shows the final fair value purchase price allocation for these acquisitions:

Dollars in millions

Current assets	$33
Properties and equipment	129
Intangible assets	11
Other noncurrent assets	20
Goodwill	33
Current liabilities	(23)
Long-term liabilities	(70)
Total purchase price	$133

In connection with the purchase transactions, the Company recorded goodwill, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed.  Acquired intangible assets primarily relate to perpetual air emission credits to which management has assigned indefinite lives.  Long-term liabilities primarily include Sterling pension and other postretirement welfare plan obligations, as well as Scandiflex contingent liabilities for environmental and other contingencies.  In connection with the Sterling acquisition, Sterling's debt was repaid at closing and therefore not included in the above purchase price allocation.

Other 2011 Acquisitions and Investments in Joint Ventures
On July 1, 2011, the Company acquired Dynaloy, LLC ("Dynaloy"), a producer of formulated solvents.  The acquisition was accounted for as a business combination and is reported in the Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segment.  Dynaloy adds materials science capabilities that are expected to complement growth of the CASPI segment's electronic materials product line.  On November 2, 2011, the Company acquired TetraVitae Bioscience, Inc., a developer of renewable chemicals, including bio-based butanol and acetone.  Also in 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China that is expected to be operational in mid-2013, with investment primarily during 2011 and 2012.

Pro forma financial information for these acquisitions is not presented due to the immaterial financial impact to the Company.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	Second Quarter		First Six Months
(Dollars in millions)	2012	2011	2012	2011

Sales	$--	$--	$--	$105
Earnings before income taxes	--	--	--	18
Earnings from discontinued operations, net of tax	--	--	--	9
Gain from disposal of discontinued operations, net of tax	2	1	1	31

Second quarter 2012 net gains are primarily related to PET business litigation settled during the quarter.

5.	INVENTORIES

	June 30,	December 31,
(Dollars in millions)	2012	2011

At FIFO or average cost (approximates current cost)
Finished goods	$732	$777
Work in process	225	239
Raw materials and supplies	387	353
Total inventories	1,344	1,369
LIFO Reserve	(569)	(590)
Total inventories	$775	$779

Inventories valued on the LIFO method were approximately 70 percent of total inventories as of both June 30, 2012 and December 31, 2011.

6.	PAYABLES AND OTHER CURRENT LIABILITIES

	June 30,	December 31,
(Dollars in millions)	2012	2011

Trade creditors	$497	$529
Accrued payrolls, vacation, and variable-incentive compensation	93	146
Accrued taxes	83	40
Post-employment obligations	56	58
Interest payable	31	26
Other	134	162
Total payables and other current liabilities	$894	$961

The current portion of post-employment obligations is an estimate of current year payments.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	PROVISION FOR INCOME TAXES

	Second Quarter		First Six Months
(Dollars in millions)	2012	2011	2012	2011

Provision for income taxes	$91	$101	$176	$201
Effective tax rate	34%	32%	34%	32%

The second quarter and first six months 2012 effective tax rates were increased due to more earnings being generated in the U.S. as compared to internationally and the non-deductibility of certain Solutia acquisition transaction costs.  The second quarter and first six months 2011 effective tax rates included a $6 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.

8.	BORROWINGS

	June 30,	December 31,
(Dollars in millions)	2012	2011

Borrowings consisted of:
7% notes due 2012	$--	$147
3% debentures due 2015	250	250
2.4% notes due 2017	997	--
6.30% notes due 2018	175	176
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
3.6% notes due 2022	893	--
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	496	--
Credit facility borrowings	--	--
Other	5	6
Total borrowings	3,835	1,598
Borrowings due within one year	(5)	(153)
Long-term borrowings	$3,830	$1,445

The Company has a $750 million revolving credit agreement (the "Credit Facility") expiring December 2016.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  At June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

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

In April 2012, the Company increased the line of credit under its accounts receivable securitization agreement ("A/R Facility") to $250 million from $200 million and extended the maturity date to April 2015.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the A/R Facility.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  In addition, the entire amount of these facilities was available without violating applicable covenants as of June 30, 2012 and December 31, 2011.

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  Proceeds from these notes were used to pay, in part, the cash portion of the Solutia acquisition, repayment of Solutia debt, and acquisition costs.

During second quarter, the Company repaid the $146 million of 7% notes that matured in April 2012.

On February 29, 2012, Eastman entered into a $1.2 billion five-year Term Loan Agreement (the "Term Loan").  No amounts were outstanding under the Term Loan as of June 30, 2012.  The Term Loan contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios.  The Company has been in compliance with all such covenants since February 29, 2012.

As previously disclosed, Eastman entered into a $2.3 billion Bridge Loan Agreement (the "Bridge Loan") on February 29, 2012.  As a result of the issuance of $2.4 billion principal amount of notes during second quarter 2012 no amounts were borrowed under the Bridge Loan and the Bridge Loan was terminated on June 5, 2012.

Fair Value of Borrowings

The Company has determined that its long-term borrowings at June 30, 2012 and December 31, 2011 were classified within level 1 in the fair value hierarchy as defined in the accounting policies in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  The fair value for fixed-rate borrowings is based on current market quotes.  The Company's floating-rate borrowings approximate fair value.

	June 30, 2012		December 31, 2011
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value

Long-term borrowings	$3,830	$4,096	$1,445	$1,656

9.	DERIVATIVES

Hedging Programs

The Company is exposed to market risk, such as changes in currency exchange rates, raw material and energy costs, and interest rates.  The Company uses various derivative financial instruments when appropriate pursuant to the Company's hedging policies to mitigate these market risk factors and their effect on the cash flows of the underlying transactions.  Designation is performed on a specific exposure basis to support hedge accounting.  The changes in fair value of these hedging instruments are offset in part or in whole by corresponding changes in the cash flows of the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  For further information, see Note 13, "Derivatives", to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of June 30, 2012 and December 31, 2011, the Company had no fair value hedges.

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

As of June 30, 2012, the total notional amounts of the Company's foreign exchange forward and option contracts were €303 million (approximately $385 million equivalent) and ¥11.6 billion (approximately $150 million equivalent), and the total notional volume hedged for raw materials was approximately 1 million barrels of ethane and 25 thousand tons of paraxylene.  The Company had no hedges for energy or interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") at June 30, 2012.

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

Fair Value Measurements

For additional information on fair value measurement, see Note 1, "Significant Accounting Policies" to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at June 30, 2012
Description	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$37	$--	$37	$--
Derivative Liabilities	(20)	--	(12)	(8)
	$17	$--	$25	$(8)

(Dollars in millions)		Fair Value Measurements at December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$34	$--	$34	$--
Derivative Liabilities	(23)	--	(23)	--
	$11	$--	$11	$--

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The majority of the Company's derivative assets are classified as Level 2.  Level 2 fair value is based on estimates using standard pricing models.  These standard pricing models use inputs which are derived from or corroborated by observable market data such as interest rate yield curves and currency spot and forward rates.  The fair value of commodity contracts is derived using forward curves supplied by an industry recognized and unrelated third party.  In addition, on an ongoing basis, the Company tests a subset of its valuations against valuations received from the transaction's counterparty to validate the accuracy of its standard pricing models.  Counterparties to these derivative contracts are highly rated financial institutions which the Company believes carry only a minimal risk of nonperformance.

The Company holds Level 3 assets for commodity hedges.  The fair values of Level 3 instruments are determined using pricing data similar to that used in Level 2 financial instruments described above, and reflect adjustments for less liquid markets or longer contractual terms.  All Level 3 hedges will mature in the current year.  The Company determines the fair value of paraxylene derivative forward contracts based on related inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets, and which influence the actual forward price of the commodity.  Due to the fact that the forward price of the commodity itself is considered unobservable, the Company has categorized these forward contracts as Level 3.

The table below presents a rollforward of activity for these assets for the period ended June 30, 2012:

	Level 3 Assets
(Dollars in millions)	Total	Commodity Contracts

Beginning balance at March 31, 2012	$--	$--
Realized gain (loss)	--	--
Change in unrealized gain (loss)	(9)	(9)
Purchases, sales and settlements	1	1
Transfers (out) in of Level 3	--	--
Ending balance at June 30, 2012	$(8)	$(8)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Statement of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of June 30, 2012 and December 31, 2011.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	June 30, 2012	December 31, 2011
Cash Flow Hedges
Commodity contracts	Other current assets	$--	$1
Commodity contracts	Other noncurrent assets	--	1
Foreign exchange contracts	Other current assets	22	20
Foreign exchange contracts	Other noncurrent assets	15	12
		$37	$34

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	June 30, 2012	December 31, 2011
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$13	$8
Commodity contracts	Other long-term liabilities	2	--
Foreign exchange contracts	Payables and other current liabilities	4	7
Foreign exchange contracts	Other long-term liabilities	1	7
Forward starting interest rate swap contracts	Payables and other current liabilities	--	1
		$20	$23

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

Second Quarter

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Commodity contracts	$3	$(3)	Cost of sales	$(18)	$5
Foreign exchange contracts	4	(9)	Sales	9	(4)
Forward starting interest rate swap contracts	(43)	(7)	Interest Expense	(1)	--
	$(36)	$(19)		$(10)	$1

First Six Months

(Dollars in millions)	Amount after tax of gain/ (loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Commodity contracts	$(4)	$(1)	Cost of sales	$(18)	$5
Foreign exchange contracts	3	(25)	Sales	17	(3)
Forward starting interest rate swap contracts	(30)	(7)	Interest Expense	(1)	--
	$(31)	$(33)		$(2)	$2

In second quarter 2012, forward starting interest rate swaps related to the issuance of debt for the Solutia acquisition were settled, resulting in an additional loss, net of tax of $44 million recorded in Other Comprehensive Income.

Hedging Summary

At June 30, 2012 and 2011, monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled approximately $54 million and $25 million in losses, respectively.  If realized, approximately $11 million in gains in second quarter 2012 will be reclassified into earnings during the next 12 months, including foreign exchange contracts monetized and prospectively de-designated in fourth quarter 2011.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  For second quarter and six months ended June 30, 2012, the ineffective portion of the Company's qualifying hedges was $2 million.  For six months ended June 30, 2011, there was no material ineffectiveness.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized approximately $2 million net gains and $1 million net losses on nonqualifying derivatives during second quarter 2012 and 2011, respectively.  The Company recognized approximately $1 million net gains and $5 million net losses on nonqualifying derivatives during first six months 2012 and 2011, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recognized using estimated amounts, which may change as actual costs for the year are determined.  Components of net periodic benefit cost were as follows:

	Second Quarter				First Six Months
	Pension Plans		Postretirement Welfare Plans		Pension Plans		Postretirement Welfare Plans
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$11	$11	$3	$2	$23	$23	$5	$4
Interest cost	22	21	10	11	43	42	21	22
Expected return on assets	(25)	(24)	(1)	(1)	(50)	(49)	(1)	(2)
Curtailment gain (1)	--	--	--	--	--	--	--	(7)
Amortization of:
Prior service credit	(1)	(4)	(5)	(5)	(2)	(7)	(10)	(10)
Mark-to-market gain (2)	--	--	--	--	--	--	--	(15)
Net periodic benefit cost	$7	$4	$7	$7	$14	$9	$15	$(8)

(1)	Gain for the Performance Polymers segment that was sold January 31, 2011 and is included in discontinued operations. For more information, see Note 4, "Discontinued Operations".
(2)	Mark-to-market gain due to the interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Second quarter and first six months 2012 reflect the impact on the U.S. defined benefit pension plan and the other postretirement welfare plan of the Sterling acquisition described in Note 3, "Acquisitions and Investments in Joint Ventures".

The Company contributed $45 million and $100 million to its U.S. defined benefit pension plans in first six months 2012 and 2011, respectively.

11.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at June 30, 2012 totaling approximately $2.2 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  In second quarter 2012, the Company entered into an agreement with a third party to purchase propylene from a planned propane dehydrogenation plant beginning in 2015.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $140 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 45 percent relate to real property, including office space, storage facilities, and land; and approximately 50 percent relate to railcars.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.   Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at June 30, 2012 totaled $110 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

Other Guarantees

Guarantees and claims also arise during the ordinary course of business from relationships with joint venture partners, suppliers, customers, and other parties when the Company undertakes an obligation to guarantee the performance of others, if specified triggering events occur.  Non-performance under a contract could trigger an obligation of the Company.  The Company's current other guarantees include guarantees relating primarily to intellectual property, environmental matters, and other indemnifications and have arisen through the normal course of business.  The ultimate effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists as to the final outcome of these claims, if they were to occur.  These other guarantees have terms of between 1 and 15 years with maximum potential future payments of approximately $80 million in the aggregate, with none of these guarantees individually significant to the Company’s operating results, financial position, or liquidity.  The Company's current expectation is that future payment or performance related to non-performance under other guarantees is considered remote.

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

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $39 million at both June 30, 2012 and December 31, 2011.  At June 30, 2012 and December 31, 2011, this reserve included $8 million and $6 million, respectively, related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $12 million to the maximum of $28 million and from the minimum or best estimate of $11 million to the maximum of $29 million at June 30, 2012 and December 31, 2011, respectively.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs were $27 million and $28 million at June 30, 2012 and December 31, 2011, respectively.  These estimates do not include the acquired Solutia facilities.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

14.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first six months 2012 is provided below:

(Dollars in millions)	Common Stock at Par Value $	Paid-in Capital $	Retained Earnings $	Accumulated Other Comprehensive Income $	Treasury Stock at Cost $	Total Stockholders' Equity $
Balance at December 31, 2011 (1) (2)	2	900	2,760	138	(1,930)	1,870

Net Earnings	--	--	337	--	--	337
Cash Dividends Declared (3)	--	--	(73)	--	--	(73)
Other Comprehensive Income	--	--	--	(48)	--	(48)
Share-Based Compensation Expense (4)	--	16	--	--	--	16
Stock Option Exercises	--	14	--	--	--	14
Other (5)	--	6	--	--	1	7
Stock Repurchases	--	--	--	--	--	--
Balance at June 30, 2012	2	936	3,024	90	(1,929)	2,123

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
(5)
Primarily includes tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment $	Unrecognized Prior Service Credits for Benefit Plans (1) $	Unrealized Gains (Losses) on Derivative Instruments $	Unrealized Losses on Investments $	Accumulated Other Comprehensive Income (Loss) $
Balance at December 31, 2010 (1)	79	99	17	(1)	194
Period change	(15)	(21)	(20)	--	(56)
Balance at December 31, 2011 (1)	64	78	(3)	(1)	138
Period change	(9)	(8)	(31)	--	(48)
Balance at June 30, 2012	55	70	(34)	(1)	90

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

15.	EARNINGS AND DIVIDENDS PER SHARE

	Second Quarter		First Six Months
	2012	2011	2012	2011

Shares used for earnings per share calculation (in millions):
Basic	138.1	141.4	137.7	141.4
Diluted	141.2	145.0	140.9	145.1

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

In second quarter and first six months 2012, there were no outstanding options to purchase shares of common stock excluded from the computation of diluted earnings per share.  There were no share repurchases in second quarter or first six months 2012.

In second quarter and first six months 2011, there were no outstanding options to purchase shares of common stock excluded from the computation of diluted earnings per share.  Second quarter and first six months 2011 reflect the impact of share repurchases of 3.7 million shares.

The Company declared cash dividends of $0.26 and $0.235 per share in second quarter 2012 and 2011, respectively and $0.52 and $0.47 per share in first six months 2012 and 2011, respectively.

16.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

In second quarter and first six months 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for full year 2011 and first six months 2012:

(Dollars in millions)	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at December 31, 2011

Non-cash charges	$--	$(15)	$15	$--	$--
Severance costs	15	7	--	(20)	2
Total	$15	$(8)	$15	$(20)	$2

	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions	Cash Reductions	Balance at June 30, 2012

Non-cash charges	$--	$--	$--	$--	$--
Severance costs	2	--	--	(2)	--
Total	$2	$--	$--	$(2)	$--

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

17.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In second quarter 2012 and 2011, approximately $8 million and $12 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the statements of earnings for all share-based awards.  The impact on second quarter 2012 and 2011 net earnings of approximately $5 million and $8 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

In first six months 2012 and 2011, approximately $17 million and $19 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the statements of earnings for all share-based awards.  The impact on first six months 2012 and 2011 net earnings of approximately $10 million and $12 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

For additional information regarding share-based compensation plans and awards, see Note 21, "Share-Based Compensation Plans and Awards", to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.

18.	SUPPLEMENTAL CASH FLOW INFORMATION

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to balance sheet line items:

(Dollars in millions)	First Six Months
	2012	2011

Current assets	$(21)	$10
Other assets	32	28
Current liabilities	74	(35)
Long-term liabilities and equity	(33)	(33)
Total	$52	$(30)

These changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, value-added taxes, and other miscellaneous accruals.

19.	SEGMENT INFORMATION

During all periods presented, the Company's products and operations were managed and reported in four reportable operating segments -- CASPI, Fibers, PCI, and Specialty Plastics.  For additional information concerning the Company's segments' businesses and products, see Note 23, "Segment Information" to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  As previously announced, with the July 2, 2012 acquisition of Solutia (see Note 21, "Subsequent Event"), beginning third quarter 2012, the Company will manage and report its products and operations in five reportable operating segments -- Adhesives and Plasticizers, Specialty Fluids and Intermediates, Fibers, Additives and Functional Products, and Advanced Materials.

Research and development ("R&D"), pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in the tables below as "other" operating earnings (loss).

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company continues to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include the completion of a demonstration facility for market testing of acetylated wood, branded as Perennial WoodTM, in second half 2011 and commercial introduction in first quarter 2012 to select markets; the initial commercial introduction of the new Eastman CerfisTM technology; and the announcement of the new EastmanTM microfiber technology.  Sales revenue for Perennial WoodTM is shown in the tables below as "other" sales revenue.

As discussed in Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", Eastman elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Historically, total pension and OPEB costs have been allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment for pension and OPEB plans actuarial gains and losses are under the changed accounting method included in corporate expense and not allocated to segments.  Management believes this change in expense allocation better reflects the operating results of each business.  The following tables show for each business segment the retrospective application of this expense allocation change for each period presented.

Included in second quarter and first six months 2012 "other" operating loss were transaction costs of $4 million and $13 million, respectively, and integration costs of $2 million in both periods related to the Solutia acquisition.

	Second Quarter
(Dollars in millions)	2012	2011
Sales
CASPI	$486	$491
Fibers	318	331
PCI	732	729
Specialty Plastics	315	334

Total Sales by Segment	1,851	1,885
Other	2	--

Total Sales	$1,853	$1,885

	First Six Months
(Dollars in millions)	2012	2011
Sales
CASPI	$956	$958
Fibers	641	621
PCI	1,468	1,423
Specialty Plastics	607	641

Total Sales by Segment	3,672	3,643
Other	2	--

Total Sales	$3,674	$3,643

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Second Quarter
(Dollars in millions)	2012	2011
Operating Earnings (Loss)
CASPI	$114	$104
Fibers	96	97
PCI	104	94
Specialty Plastics	38	42
Total Operating Earnings by Segment	352	337
Other (1)
Growth initiatives(2)	(23)	2
Pension and OPEB costs not allocated to operating segments	(6)	(6)
Transaction and integration costs related to the acquisition of Solutia	(6)	--

Total Operating Earnings	$317	$333

(1)
Research and development, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

(2)
Second quarter 2011 included a $15 million gain from the sale of assets related to the terminated Beaumont, Texas industrial gasification project.  See Note 16, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

	First Six Months
(Dollars in millions)	2012	2011
Operating Earnings (Loss)
CASPI	$212	$208
Fibers	197	183
PCI	181	188
Specialty Plastics	68	77
Total Operating Earnings by Segment	658	656
Other (1)
Growth initiatives(2)	(49)	(12)
Pension and OPEB costs not allocated to operating segments(3)	(13)	3
Transaction and integration costs related to the acquisition of Solutia	(15)	--

Total Operating Earnings	$581	$647

(1)
Research and development, pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" operating earnings (loss).

(2)
First six months 2011 included a $15 million gain from the sale of assets related to the terminated Beaumont, Texas industrial gasification project.  See Note 16, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

(3)
First six months 2011 included a $15 million MTM gain due to an interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.  See Note 4, "Discontinued Operations" for additional information.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	June 30,	December 31,
(Dollars in millions)	2012	2011
Assets by Segment (1)
CASPI	$1,412	$1,373
Fibers	930	921
PCI	1,515	1,471
Specialty Plastics	1,202	1,194
Total Assets by Segment	5,059	4,959
Corporate Assets	3,507	1,225
Total Assets	$8,566	$6,184

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

20.	RECENTLY ISSUED ACCOUNTING STANDARDS

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

21.	SUBSEQUENT EVENT

On July 2, 2012, the Company completed its acquisition of Solutia, a global leader in performance materials and specialty chemicals.  In the acquisition, each outstanding share of Solutia common stock was cancelled and converted automatically into the right to receive $22.00 in cash and 0.12 shares of Eastman common stock.  In total, 14.7 million shares of Eastman common stock were issued in the transaction.  The total purchase price was approximately $4.8 billion, including the assumption and subsequent repayment of Solutia's debt at fair value of approximately $1.5 billion, net of cash acquired.
The funding of the $2.6 billion cash portion of the purchase price, repayment of Solutia's debt, and acquisition costs was provided primarily from borrowings, including the $2.3 billion net proceeds from the public offering of notes on June 5, 2012 and borrowings of $1.2 billion on July 2, 2012 under a five-year term loan agreement.  See Note 8, "Borrowings".

Related to the acquisition of Solutia, in second quarter and first six months 2012, the Company recognized $4 million and $13 million, respectively, in transaction costs; $27 million and $32 million, respectively, in financing costs; and $2 million in both periods in integration costs.  Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and financing costs are included in the "Other charges (income), net" and "Net interest expense" line items in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.  Third quarter 2012 acquisition related costs are expected to be approximately $50 million and consist of transaction, integration, and restructuring costs.  Third quarter 2012 results of operations will also include charges from the sale of a portion of acquired inventories at fair value.  The Company is currently performing the detailed valuation analysis required to determine the fair value of these inventories.

As a result of the acquisition of Solutia, beginning third quarter 2012, the Company's consolidated results of operations will include the results of the acquired Solutia businesses.  Results of Solutia are not included in the Company’s consolidated results of operations for second quarter or first six months 2012.  The Company has not completed a detailed valuation analysis necessary to determine the fair market values of the Solutia assets acquired and liabilities assumed or any related income tax effects.  The Company is currently evaluating items such as inventories, intangible assets, properties, pension and OPEB liabilities, and reserves for legal and environmental contingent liabilities.  The Company expects to finalize the acquisition accounting related to the transaction during 2012.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company expects the acquisition of Solutia to broaden Eastman's global presence, particularly in Asia Pacific; facilitate growth opportunities through enhanced access to markets such as the automotive and architectural industries, and expand Eastman's portfolio of sustainable products.  Goodwill, which represents the excess of the purchase price over the estimated fair value of net tangible and intangible assets acquired and liabilities assumed, is expected to be recognized in the acquisition and is anticipated to be attributed primarily to Solutia as a going concern and the fair value of expected cost and revenues synergies from combining the Eastman and Solutia businesses.  The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Solutia than if those assets and businesses were to be acquired separately.  Other relevant elements of goodwill are expected to include technology, the benefits of access to certain markets, and work force.

The unaudited pro forma financial results for the three months ended June 30, 2012 and June 30, 2011 and the six months ended June 30, 2012 and June 30, 2011 combine the consolidated results of Eastman and Solutia giving effect to the acquisition of Solutia as if it had been completed on January 1, 2011, the beginning of the earliest period presented.  The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results that would have been achieved had the acquisition been completed as of January 1, 2011.

The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the preliminary fair value step-up and estimated useful lives of Solutia depreciable fixed assets and limited-life amortizable assets acquired in the transaction.  The unaudited pro forma results also include adjustments to net interest expense and elimination of early debt extinguishment costs historically recorded by Solutia based upon the retirement of Solutia's debt and issuance of additional debt related to the transaction.  The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results, as well as the elimination of net changes in valuation allowances against certain deferred tax assets of Solutia.

Additionally, in the preparation of unaudited pro forma sales and earnings from continuing operations, Solutia's consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and OPEB plans actuarial gains and losses adopted by Eastman during first quarter 2012.  For additional information, see Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans".

(Dollars in millions, unaudited)	Second Quarter		First Six Months
	2012	2011	2012	2011
Pro forma sales	$2,373	$2,428	$4,692	$4,695
Pro forma earnings from continuing operations	216	254	433	451

Unaudited pro forma earnings from continuing operations for first six months 2011, the earliest period presented, have been adjusted to include certain items, such as financing, integration, and transaction costs historically recorded by Eastman and Solutia directly attributable to the acquisition, which will not have an ongoing impact.  These items include transaction, integration, and financing costs incurred by Eastman during second quarter and first six months 2012, as well as transaction costs of $12 million and $25 million incurred by Solutia during second quarter and first six months 2012, respectively.  Accordingly, these costs have been eliminated from unaudited pro forma earnings from continuing operations for second quarter and first six months 2012.  The unaudited pro forma financial results do not reflect any charges related to the step-up of acquired inventories to fair value, as the Company is currently performing the detailed valuation analysis required to determine the fair value of these inventories.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted ("GAAP") in the United States, and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, contained in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Company's Current Report on Form 8-K dated May 16, 2012 (the "Form 8-K"); Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Exhibit 99.02 – "Item 7, Form 10-K – Management's Discussion and Analysis of Financial Condition" of the Form 8-K; and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q.  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

On July 2, 2012, the Company completed its acquisition of Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.  In the acquisition, each outstanding share of Solutia common stock was cancelled and converted automatically into the right to receive $22.00 in cash and 0.12 shares of Eastman common stock.  The total purchase price was $4.8 billion, including the assumption of Solutia's debt, net of cash acquired.  The funding of the $2.6 billion cash portion of the purchase price, repayment of Solutia's debt, and acquisition costs was provided primarily from borrowings.  See Note 8, "Borrowings" and Note 21, "Subsequent Event", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Beginning third quarter 2012, the Company's consolidated results of operations will include results of the acquired Solutia businesses.

As previously reported, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and other postretirement benefit ("OPEB") plans to a more preferable method permitted under GAAP.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Under the new method of accounting, these gains and losses are measured annually at December 31 and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year.  Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes will be recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.  The new method has been retrospectively applied to financial results of all periods presented.  For additional information, see Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans " to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CRITICAL ACCOUNTING ESTIMATES

In preparing the consolidated financial statements in conformity with GAAP, the Company's management must make decisions which impact the reported amounts and the related disclosures.  Such decisions include the selection of the appropriate accounting principles to be applied and assumptions on which to base estimates and judgments that affect the reported amounts of assets, liabilities, sales revenue and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to allowances for doubtful accounts, impairment of long-lived assets, environmental costs, pension and OPEB, litigation and contingent liabilities, income taxes, and purchase accounting.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The Company's management believes the critical accounting estimates described in Exhibit 99.02 – "Item 7, Form 10-K – Management's Discussion and Analysis of Financial Condition" of the Form 8-K are the most important to the fair presentation of the Company's financial condition and results.  These estimates require management's most significant judgments in the preparation of the Company's consolidated financial statements.

PRESENTATION OF NON-GAAP FINANCIAL MEASURES

In addition to evaluating the Company's financial condition, results of operations, and liquidity and cash flow as reported in accordance with GAAP, management also reviews and evaluates certain alternative financial measures not prepared in accordance with GAAP.  Non-GAAP measures do not have definitions under GAAP and may be defined differently by, and not be comparable to, similarly titled measures used by other companies.  As a result, management considers and evaluates non-GAAP measures in connection with a review of the most directly comparable measure calculated in accordance with GAAP.  Management cautions investors not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measure.

This MD&A includes the following non-GAAP Eastman financial measures:

•	Gross profit,
•	Selling, general, and administrative ("SG&A") expenses,
•	Research and development ("R&D") expenses,
•	Net interest expense,
•	Other charges (income), net,
•	Operating earnings,
•	Earnings from continuing operations, and
•	Diluted earnings per share,

in each case, where applicable, excluding financing, transaction, and integration costs related to the acquisition of Solutia; MTM pension and OPEB adjustments; and asset impairments and restructuring charges and gains, in each case described below.  Solutia acquisition financing costs are fees from borrowings for the acquisition and pre-acquisition interest expense for acquisition borrowing.  See Note 8, "Borrowings" and Note 21, "Subsequent Event", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, for more information.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In second quarter and first six months 2012, the Company recognized $4 million and $13 million, respectively, in transaction costs and $2 million in both periods in integration costs (reported as SG&A expenses), and $27 million and $32 million, respectively, in financing costs (reported as other charges (income), net, and net interest expense) related to the acquisition of Solutia.  In first six months 2011, the Company recognized a $15 million MTM gain under the new method of accounting for actuarial gains and losses for its pension and OPEB plans due to the interim remeasurement of the OPEB plan obligation.  The exit of employees associated with the sale of the polyethylene terephthalate ("PET") business in first quarter 2011 triggered the interim MTM remeasurement.  Also in second quarter and first six months 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

Eastman management evaluates and analyzes results and the impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other events outside of normal, or "core," business and operations, by considering Company and segment financial results and measures both including and excluding certain items. The items excluded by Eastman management in its evaluation of results do not directly arise from Eastman's core operations, and some such items are of an unusual or non-recurring nature.  Specifically, as presented in this report, Eastman has excluded asset impairments and restructuring charges and gains and financing, transaction, and integration costs related to the acquisition of Solutia, each of which results from various non-core transactions or events that do not impact Eastman's results consistently (and, in the case of assets impairments and restructuring charges, are not cash transactions impacting profitability), and MTM pension and OPEB plan adjustments which arise from a change in accounting principle on a Company-wide basis retrospectively applied to all prior periods.  Because these non-core costs and gains may materially affect the Company’s financial condition or results in a specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items.  In addition to using such measures to evaluate results in a specific period, management believes that such measures may provide more complete and consistent comparisons of the Company’s operational performance on a period-over-period historical basis and a better indication of expected future trends.  Management discloses these non-GAAP measures, and the related reconciliations, because it believes investors use these metrics in evaluating longer-term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's and its segments’ operating performance, make resource allocation decisions, and evaluate organizational and individual performance in determining certain performance-based compensation.

These non-GAAP financial measures and the accompanying reconciliations to the most comparable GAAP measures are presented in "Results of Operations" in this MD&A.

In addition to the non-GAAP measures presented in this Quarterly Report and other periodic reports, from time to time management evaluates and discloses to investors and securities analysts the non-GAAP measure cash provided by operating activities excluding certain items when analyzing, among other things, business performance, liquidity and financial position, and performance-based compensation.  Eastman management uses this non-GAAP measure in conjunction with the GAAP measure cash provided by operating activities because it believes it is a more appropriate metric to evaluate the cash flows from Eastman's core operations that are available to grow the business and create stockholder value, as well as because it allows for a more consistent period-over-period presentation of such amounts.  In its evaluation, Eastman management generally excludes the impact of certain non-core activities and decisions of management because such activities and decisions are not considered core, on-going components of continuing operations and the decisions to undertake or not to undertake such activities may be made irrespective of the cash generated from continuing operations.  From time to time, management discloses this non-GAAP measure and the related reconciliation to investors and securities analysts to allow them to better understand and evaluate the information used by management in its decision making processes and because management believes investors and securities analysts use similar measures to assess Company performance, liquidity, and financial position over multiple periods and to compare these with other companies.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Similarly, from time to time, Eastman discloses to investors and securities analysts a measure of free cash flow, which management develops based on the non-GAAP measure cash provided by operating activities, as adjusted, described above, less the amounts of capital expenditures and dividends, as management believes such items are generally funded from available cash and, as such, should be considered in determining free cash flow.  Eastman management believes this is the appropriate metric to use to evaluate the Company's overall ability to generate cash to fund future operations, inorganic growth opportunities, and to meet the Company's debt repayment obligations.  Management believes this metric is useful to investors and securities analysts in order to provide them with information similar to that used by management in evaluating potential future cash available for various initiatives and because management believes investors and securities analysts often use a similar measure of free cash flow to compare the results, and value, of comparable companies.

OVERVIEW

The Company generated sales revenue of $1.9 billion in both second quarter 2012 and 2011.  Sales revenue decreased slightly due to lower selling prices in the Performance Chemicals and Intermediates ("PCI") segment partially offset by higher selling prices in the Fibers and Specialty Plastics segments.  In addition, a decrease in sales volume in the Specialty Plastics segment more than offset an increase in the PCI segment.

The Company generated sales revenue of $3.7 billion and $3.6 billion in first six months 2012 and 2011, respectively.  Sales revenue was relatively unchanged, as higher selling prices in the Fibers, Specialty Plastics, and Coatings, Adhesives, Specialty Polymers, and Inks ("CASPI") segments, which were in response to higher raw material and energy costs, were partially offset by lower selling prices in the PCI segment.  In addition, an increase in sales volume in the PCI segment was offset by a decrease in the Specialty Plastics segment.

Operating earnings were $317 million in second quarter 2012 compared with $333 million in second quarter 2011 and $581 million in first six months 2012 compared with $647 million in first six months 2011.  Operating earnings in second quarter and first six months 2012 include transaction costs of $4 million and $13 million, respectively, and integration costs of $2 million in both periods related to the Solutia acquisition.  Operating earnings in second quarter and first six months 2011 include a $15 million gain from the sale of previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  Operating earnings in first six months 2011 include a $15 million MTM gain due to an interim remeasurement of the OPEB plan obligation under the new method of accounting for actuarial gains and losses for pension and OPEB plans, triggered by the exit of employees associated with the sale of the PET business.  Operating earnings in second quarter 2012 compared to second quarter 2011 increased in the CASPI and PCI segments and decreased slightly in the Specialty Plastics and Fibers segments.  Operating earnings in first six months 2012 compared to first six months 2011 declined in the PCI and Specialty Plastics segments.

The Company generated $335 million in cash from operating activities during first six months 2012, net of $45 million cash contributed to its U.S. defined benefit pension plans, compared to $61 million cash generated in operating activities during first six months 2011, net of $100 million cash contributed to its U.S. defined benefit pension plans.  The increase in cash from operating activities was primarily due to lower working capital requirements, a reduction in federal income tax payments of approximately $100 million, and less cash used for pension plan contributions.

As part of the financing of the July 2, 2012 acquisition of Solutia and of repayment of Solutia's debt, on June 5, 2012 Eastman received $2.3 billion net proceeds from the public offering of notes due 2017, 2022, and 2042 and on July 2, 2012 borrowed $1.2 billion under a five-year term loan agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In the first half of 2012 the Company progressed on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives including:

•	entering into a definitive agreement to acquire Solutia, a global leader in performance materials and specialty chemicals, which acquisition was completed on July 2, 2012 and is expected to:
•	broaden Eastman's global presence, particularly in Asia Pacific;
•	establish a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities and an overlap of key end-markets; and
•	expand Eastman's portfolio of sustainable products;
•
completing PCI segment capacity expansions to support its non-phthalate plasticizer business, including retrofitting the acquired Sterling Chemicals, Inc. ("Sterling") idled plasticizer manufacturing unit and increasing capacity of 2-ethyl hexanol ("2-EH") to support expected growth in the plasticizers, coatings, and fuel additive markets;

•
entering into an agreement with a third party to purchase propylene from a planned propane dehydrogenation plant, further improving the Company's competitive cost position over purchasing olefins in the North American market;

•	completing Specialty Plastics segment capacity expansions for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyesters, and cellulose triacetate;
•	completing the formal commercial introduction of acetylated wood, branded as Perennial WoodTM, to select markets;
•	commercial introduction of the new Eastman CerfisTM technology; and
•
in third quarter announcing a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational by the end of 2014.

RESULTS OF OPERATIONS
	Second Quarter			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2012	2011	Change

Sales	$1,853	$1,885	(2) %	-- %	(1) %	-- %	(1) %

	First Six Months			Volume Effect	Price Effect	Product Mix Effect	Exchange Rate Effect
(Dollars in millions)	2012	2011	Change

Sales	$3,674	$3,643	1%	-- %	1%	-- %	-- %

Sales revenue in second quarter 2012 compared to second quarter 2011 decreased slightly due to lower selling prices in the PCI segment partially offset by higher selling prices in the Fibers and Specialty Plastics segments.  In addition, a decrease in sales volume in the Specialty Plastics segment more than offset an increase in the PCI segment.

Sales revenue in first six months 2012 compared to first six months 2011 was relatively unchanged, as higher selling prices in the Fibers, Specialty Plastics, and CASPI segments, which were in response to higher raw material and energy costs, were partially offset by lower selling prices in the PCI segment.  In addition, an increase in sales volume in the PCI segment was offset by a decrease in the Specialty Plastics segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	Second Quarter			First Six Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change

Gross Profit	$481	$474	1%	$912	$932	(2	) %

Mark-to-market pension and other postretirement benefit adjustments	--	--		--	(12)

Gross Profit excluding item	$481	$474	1%	$912	$920	(1	) %

Gross profit in second quarter 2012 compared with second quarter 2011was relatively unchanged with increases in the PCI and CASPI segments, mostly offset by decreases in the Specialty Plastics and Fibers segments.

Gross profit in first six months 2012 decreased slightly compared with first six months 2011.  Gross profit in first six months 2011 included a $12 million MTM gain due to an interim remeasurement of the OPEB plan obligation under the new method of accounting for actuarial gains and losses for pension and OPEB plans, triggered by the exit of employees associated with the sale of the PET business.

	Second Quarter			First Six Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change

Selling, General and Administrative Expenses	$121	$118	3%	$247	$226	9%
Research and Development Expenses	43	38	13%	84	74	14%
	164	156	5%	331	300	10%

Transaction costs related to the acquisition of Solutia	(4)	--		(13)	--
Integration costs related to the acquisition of Solutia	(2)	--		(2)	--
Mark-to-market pension and other postretirement benefit adjustments	--	--		--	3

Selling, General, and Administrative Expenses and Research and Development Expenses excluding items	$158	$156	1%	$316	$303	4%

Selling, general and administrative expenses in second quarter and first six months 2012 were higher compared to second quarter and first six months 2011 primarily due to higher costs of growth and business development initiatives, including transaction and integration costs related to the acquisition of Solutia and the recent market launch of Perennial WoodTM, partially offset by lower performance-based compensation expense.

R&D expenses were higher for second quarter and first six months 2012 compared to second quarter and first six months 2011 due to higher R&D expenses for growth initiatives, including Eastman CerfisTM technology and EastmanTM microfiber technology.

Asset Impairments and Restructuring Charges (Gains), Net

In second quarter and first six months 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

For more information regarding asset impairments and restructuring charges (gains), net see Note 16, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings
	Second Quarter				First Six Months
(Dollars in millions)	2012	2011	Change		2012	2011	Change

Operating earnings	$317	$333	(5	) %	$581	$647	(10	) %
Transaction costs related to the acquisition of Solutia	4	--			13	--
Integration costs related to the acquisition of Solutia	2	--			2	--
Mark-to-market pension and other postretirement benefit adjustments	--	--			--	(15)
Asset impairments and restructuring charges (gains), net	--	(15)			--	(15)
Operating earnings excluding items	$323	$318	2%		$596	$617	(3	) %

Net Interest Expense
	Second Quarter			First Six Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change

Gross interest costs	$30	$23		$53	$46
Less: Capitalized interest	1	3		3	5
Interest expense	29	20	45%	50	41	22%
Interest income	1	2		3	4
Net interest expense	28	18	56%	47	37	27%
Solutia financing costs	(9)	--		(9)	--
Net interest expense excluding Solutia financing costs	$19	$18	6%	$38	$37	3%

Net interest expense increased $10 million in both second quarter and first six months 2012 compared to second quarter and first six months 2011 primarily due to pre-acquisition interest expense for acquisition borrowing.

For 2012, the Company expects net interest expense will increase in second half 2012 because of increased borrowing incurred to finance the acquisition of Solutia.

Other Charges (Income), Net
	Second Quarter		First Six Months
(Dollars in millions)	2012	2011	2012	2011

Foreign exchange transaction gains	$1	$--	$--	$(1)
Solutia financing costs	18	--	23	--
Investment (gains) losses, net	(2)	(4)	(5)	(10)
Other, net	4	(1)	4	--
Other charges (income), net	21	(5)	22	(11)
Solutia financing costs	(18)	--	(23)	--
Other charges (income), net excluding Solutia financing costs	$3	$(5)	$(1)	$(11)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Second quarter and first six months 2012 included Solutia acquisition financing costs.  Financing costs recorded in "Other Charges (Income), Net" were primarily for fees for Solutia acquisition borrowings.

Provision for Income Taxes

	Second Quarter		First Six Months
(Dollars in millions)	2012	2011	2012	2011

Provision for income taxes	$91	$101	$176	$201
Effective tax rate	34%	32%	34%	32%

The second quarter and first six months 2012 effective tax rates were increased due to more earnings being generated in the U.S. as compared to internationally and the non-deductibility of certain Solutia acquisition transaction costs.  The second quarter and first six months 2011 effective tax rates included a $6 million tax benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.  The Company's expected full year tax rate on reported earnings from continuing operations before income tax is approximately 34 percent.

Earnings from Continuing Operations and Diluted Earnings per Share
	Second Quarter
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$177	$1.26	$219	$1.51
Solutia transaction, integration, and financing costs, net of tax	20	0.14	--	--
Asset impairments and restructuring charges (gains), net of tax	--	--	(10)	(0.07)
Earnings from continuing operations excluding items, net of tax	$197	$1.40	$209	$1.44

	First Six Months
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$336	$2.38	$420	$2.89
Solutia transaction, integration, and financing costs, net of tax	33	0.24	--	--
Mark-to-market pension and other postretirement benefit adjustments, net of tax	--	--	(10)	(0.07)
Asset impairments and restructuring charges (gains), net of tax	--	--	(10)	(0.06)
Earnings from continuing operations excluding items, net of tax	$369	$2.62	$400	$2.76

Net Earnings and Diluted Earnings per Share
	Second Quarter
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$177	$1.26	$219	$1.51
Gain from disposal of discontinued operations, net of tax	2	0.01	1	--
Net earnings	$179	$1.27	$220	$1.51

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS

Earnings from continuing operations	$336	$2.38	$420	$2.89
Earnings from discontinued operations, net of tax	--	--	9	0.07
Gain from disposal of discontinued operations, net of tax	1	0.01	31	0.21
Net earnings	$337	$2.39	$460	$3.17

SUMMARY BY OPERATING SEGMENT

The Company's products and operations are currently managed and reported in four reportable operating segments -- CASPI, Fibers, PCI, and Specialty Plastics.  For additional information concerning the Company's operating businesses and products, see Note 23, "Segment Information" to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  As previously announced, as a result of the acquisition of Solutia, beginning third quarter 2012, the Company will manage and report its products and operations in five reportable operating segments -- Adhesives and Plasticizers, Specialty Fluids and Intermediates, Fibers, Additives and Functional Products, and Advanced Materials.

As discussed in Note 2, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans to a more preferable method permitted under GAAP.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Historically, total pension and OPEB costs have been allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment for actuarial gains and losses are now included in corporate expense and not allocated to segments.  Management believes this change in expense allocation better reflects the operating results of each business.  The financial information in the following tables for each business segment reflects the retrospective application of this expense allocation change for each period.

CASPI Segment
	Second Quarter					First Six Months
			Change					Change
(Dollars in millions)	2012	2011	$	%		2012	2011	$	%

Sales	$486	$491	$(5)	(1	) %	$956	$958	$(2)	--%
Volume effect			3	1%				--	--%
Price effect			(3)	(1	) %			11	1%
Product mix effect			2	--%				(5)	--%
Exchange rate effect			(7)	(1	) %			(8)	(1	) %

Operating earnings	114	104	10	10%		212	208	4	2%

Sales revenue in second quarter 2012 compared to second quarter 2011 decreased slightly primarily due to lower selling prices in response to lower raw material and energy costs.

Sales revenue in first six months 2012 compared to first six months 2011 remained relatively unchanged.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased second quarter 2012 compared to second quarter 2011, primarily due to lower raw material and energy costs more than offsetting slightly lower selling prices by $9 million.

Operating earnings increased slightly first six months 2012 compared to first six months 2011, primarily due to lower raw material and energy costs and slightly higher selling prices of $8 million partially offset by higher manufacturing costs.

Subsequent to second quarter 2012, the Company announced a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational by the end of 2014.

Fibers Segment
	Second Quarter					First Six Months
			Change					Change
(Dollars in millions)	2012	2011	$	%		2012	2011	$	%

Sales	$318	$331	$(13)	(4	) %	$641	$621	$20	3%
Volume effect			4	1%				9	1%
Price effect			15	5%				33	5%
Product mix effect			(31)	(10	) %			(20)	(3	) %
Exchange rate effect			(1)	--%				(2)	--%

Operating earnings	96	97	(1)	(1	) %	197	183	14	8%

Sales revenue decreased in second quarter 2012 compared to second quarter 2011 primarily due to an unfavorable shift in product mix partially offset by higher selling prices.  The unfavorable shift in product mix was primarily due to lower acetate tow volume, which is the predominant product line, in Asia Pacific, attributed to quarterly customer buying patterns.  Selling prices increased in response to higher raw material and energy costs, particularly for wood pulp.

Sales revenue increased in first six months 2012 compared to first six months 2011 primarily due to higher selling prices, partially offset by an unfavorable shift in product mix.  Selling prices increased in response to higher raw material and energy costs, particularly for wood pulp.  The unfavorable shift in product mix was primarily due to a higher proportion of volume in the acetyls product line, which typically has a lower selling price per unit.

Operating earnings decreased slightly in second quarter 2012 compared to second quarter 2011 primarily due to an unfavorable shift in product mix more than offsetting higher sales volume by $7 million, particularly for the acetate tow product line.  Operating earnings also included higher selling prices more than offsetting higher raw material and energy costs by $5 million.

Operating earnings increased in first six months 2012 compared to first six months 2011 primarily due to higher selling prices more than offsetting higher raw material and energy costs.

The 30,000 metric ton acetate tow joint venture manufacturing facility in China is expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

PCI Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$732	$729	$3	-- %	$1,468	$1,423	$45	3%
Volume effect			31	4%			62	4%
Price effect			(38)	(5) %			(35)	(3) %
Product mix effect			14	2%			23	2%
Exchange rate effect			(4)	(1) %			(5)	-- %

Operating earnings	104	94	10	11%	181	188	(7)	(4)%

Sales revenue was relatively unchanged in second quarter 2012 compared to second quarter 2011 primarily due to higher sales volume and a favorable shift in product mix, offset by lower selling prices. The higher sales volume and favorable shift in product mix were primarily due to increased sales volume for acetyl product lines in the U.S. and the favorable impact of the acquired Sterling and Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex") businesses. The lower selling prices, primarily in olefin derivative product lines, were in response to lower raw material and energy costs.

Sales revenue increased in first six months 2012 compared to first six months 2011 primarily due to higher sales volume and a favorable shift in product mix, primarily in the United States, partially offset by lower selling prices in the United States and Asia Pacific.  The lower selling prices were primarily for olefin derivatives and due to lower raw material and energy costs and attributed to weakened market demand.

Operating earnings increased in second quarter 2012 compared to second quarter 2011.  Operating earnings increased $18 million in the United States, primarily due to lower raw material and energy costs, including the benefit of producing versus purchasing olefins, more than offsetting lower selling prices.  Operating earnings declined $7 million in Europe, primarily attributed to weakened market demand.

Operating earnings decreased in first six months 2012 compared to first six months 2011.  Operating earnings declined $18 million in Asia Pacific due to lower selling prices attributed to weakened market demand primarily for olefin derivatives and higher raw material and energy costs and $11 million in Europe attributed to weakened market demand and higher raw material and energy costs.  These declines were partially offset by increased operating earnings in the United States of $25 million, primarily due to the benefit of producing versus purchasing olefins.

In third quarter 2011, the Company acquired Sterling, a single site North American petrochemical producer.  The acquisition of Sterling allows an idled plasticizer unit to be retrofitted to produce non-phthalate plasticizers, with the first of two phases operational in the first half of 2012 and the second phase to be determined at a later date based on demand.  Also, in third quarter 2011, the Company acquired Scandiflex, a manufacturer of plasticizers located in São Paulo, Brazil.  The Company also in second quarter 2012 increased capacity of 2-EH to support expected growth in the plasticizers, coatings, and fuel additive markets.

In second quarter 2012, the Company entered into an agreement to purchase propylene from a planned propane dehydrogenation plant.  Propane dehydrogenation is a low-cost method for the production of propylene from propane.  The agreement is expected to address a major portion of the Company's externally supplied propylene needs once the plant begins operations, which is expected in late 2015.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Plastics Segment
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$315	$334	$(19)	(6) %	$607	$641	$(34)	(5) %
Volume effect			(42)	(13) %			(67)	(11) %
Price effect			9	3%			26	4%
Product mix effect			16	5%			10	2%
Exchange rate effect			(2)	(1) %			(3)	-- %

Operating earnings	38	42	(4)	(10) %	68	77	(9)	(12) %

Sales revenue decreased in second quarter and first six months 2012 compared to second quarter and first six months 2011 primarily due to lower sales volume partially offset by a favorable shift in product mix and higher selling prices.  The decrease in sales volume, primarily in the United States and Europe, was attributed to weakened demand for copolyester product lines primarily in the consumer and durable goods markets.  The favorable shift in product mix was primarily due to higher sales volume for cellulosic product lines in the LCD market.

Operating earnings decreased in second quarter 2012 compared to second quarter 2011 primarily due to lower sales volume of $13 million and resulting lower capacity utilization of $6 million.  These declines were partially offset by higher selling prices more than offsetting raw material and energy costs by $9 million and a favorable shift in product mix of $8 million.

Operating earnings decreased first six months 2012 compared to first six months 2011 primarily due to lower sales volume of $23 million and resulting lower capacity utilization of $14 million, partially offset by higher selling prices more than offsetting higher raw material and energy costs by $23 million and a favorable shift in product mix of $9 million.

Other
	Second Quarter				First Six Months
			Change				Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$2	$--	$2	N/A	$2	$--	$2	N/A
Volume effect			2	N/A			2	N/A

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

The Company continues to explore and invest in research and development initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include the commercial introduction of acetylated wood, branded as Perennial WoodTM, to select markets in first quarter 2012 and the initial commercial introduction of the new Eastman CerfisTM technology.  As a result of the commercial introduction of acetylated wood, branded as Perennial WoodTM in February 2012, sales revenue was $2 million in second quarter and first six months 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings and losses for growth initiatives were losses of $23 million and earnings of $2 million in second quarter 2012 and second quarter 2011, respectively, and losses of $49 million and $12 million in first six months 2012 and first six months 2011, respectively.  Second quarter and first six months 2011 included a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  Excluding the gain, the increased losses were primarily related to expenses of the market launch of Perennial WoodTM.

Pension expense not allocated to operating segments was $6 million in both second quarter 2012 and second quarter 2011. Pension expense not allocated to operating segments was $13 million in first six months 2012 compared to a net gain of $3 million in first six months 2011.  Included in first six months 2011 was a $15 million MTM gain due to an interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.

Also included in second quarter and first six months 2012 "other" segment operating loss were transaction costs of $4 million and $13 million, respectively, and integration costs of $2 million in both periods related to the Solutia acquisition.

SUMMARY BY CUSTOMER LOCATION

    Sales Revenue

	Second Quarter
(Dollars in millions)	2012	2011	Change		Volume Effect		Price Effect		Product Mix Effect		Exchange Rate Effect

United States and Canada	$987	$1,004	(2	) %	1%		(3	) %	--%		--%
Asia Pacific	455	434	5%		3%		1%		1%		--%
Europe, Middle East, and Africa	330	370	(11	) %	(7	) %	2%		(2	) %	(4	) %
Latin America	81	77	5%		5%		--%		1%		(1	) %
	$1,853	$1,885	(2	) %	--%		(1	) %	--%		(1	) %

Sales revenue in the United States and Canada decreased in second quarter 2012 compared to second quarter 2011 primarily due to lower selling prices, partially offset by higher sales volume.  Lower selling prices were attributed to lower raw material and energy costs, primarily in the PCI segment.  Higher sales volume in the PCI and Fibers segments were mostly offset by lower sales volume in the Specialty Plastics and CASPI segments.

Sales revenue in Asia Pacific increased in second quarter 2012 compared to second quarter 2011 primarily due to higher sales volume.  Higher sales volume in the CASPI and PCI segments was partially offset by lower sales volume in the Fibers segment attributed to customer buying patterns for acetate tow sales.

Sales revenue in Europe, Middle East, and Africa decreased in second quarter 2012 compared to second quarter 2011 primarily due to lower sales volume and an unfavorable shift in exchange rates in all segments.  The lower sales volume was attributed to economic uncertainty.

Sales revenue in Latin America increased in second quarter 2012 compared to second quarter 2011 primarily due to higher sales volume, particularly in the PCI segment.  Higher sales volume was primarily due to an increase in sales volume in the plasticizers product line from the third quarter 2011 acquisition of Scandiflex.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

	First Six Months
(Dollars in millions)	2012	2011	Change		Volume Effect		Price Effect	Product Mix Effect		Exchange Rate Effect

United States and Canada	$1,989	$1,922	4%		3%		--%	1%		--%
Asia Pacific	843	831	1%		--%		1%	--%		--%
Europe, Middle East, and Africa	676	725	(7	) %	(6	) %	3%	(2	) %	(2	) %
Latin America	166	165	1%		2%		1%	(2	) %	--%
	$3,674	$3,643	1%		--%		1%	--%		--%

Sales revenue in the United States and Canada increased in first six months 2012 compared to first six months 2011 primarily due to higher sales volume, as higher sales volume in the PCI, Fibers, and CASPI segments more than offset lower sales volume in the Specialty Plastics segment.  The economies of the United States and Canada benefited from improvements in employment, consumer confidence, and the housing and transportation markets.

Sales revenue in Asia Pacific increased slightly in first six months 2012 compared to first six months 2011 primarily due to higher selling prices.  Higher selling prices in the Fibers and Specialty Plastics segments were partially offset by lower selling prices in the PCI segment.

Sales revenue in Europe, Middle East, and Africa decreased in first six months 2012 compared to first six months 2011 primarily due to lower sales volume and an unfavorable shift in exchange rates more than offsetting higher selling prices in all segments.  The lower sales volume was attributed to economic uncertainty.

Sales revenue in Latin America increased slightly in first six months 2012 compared to first six months 2011 primarily due to higher sales volume and higher selling prices, partially offset by an unfavorable shift in product mix in all segments.  Higher sales volume in the PCI segment was primarily attributed to an increase in sales volume in the plasticizers product line from the third quarter 2011 acquisition of Scandiflex, which more than offset lower olefin-derivative sales volume due to less production during the capacity expansion of 2-EH.

With a substantial portion of sales to customers outside the United States, Eastman is subject to the risks associated with operating in international markets.  To mitigate its exchange rate risks, the Company frequently seeks to negotiate payment terms in U.S. dollars or euros.  In addition, where it deems such actions advisable, the Company engages in foreign currency hedging transactions and requires letters of credit and prepayment for shipments where its assessment of individual customer and country risks indicates their use is appropriate.  For additional information concerning these practices, see Note 13, "Derivatives", to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K; Part II, Item 7A "Qualitative and Quantitative Disclosures About Market Risk" of the Company's 2011 Annual Report on Form 10-K; and "Forward-Looking Statements and Risk Factors" of this Quarterly Report on Form 10-Q.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Six Months
(Dollars in millions)	2012	2011

Net cash provided by (used in)
Operating activities	$335	$61
Investing activities	(19)	227
Financing activities	2,107	(170)
Effect of exchange rate changes on cash and cash equivalents	--	--
Net change in cash and cash equivalents	2,423	118

Cash and cash equivalents at beginning of period	577	516

Cash and cash equivalents at end of period	$3,000	$634

Cash provided by operating activities increased $274 million in first six months 2012 compared with first six months 2011.  The increase was primarily due to lower working capital requirements, a reduction in federal income tax payments of approximately $100 million, and lower contributions to the U.S. defined benefit pension plans, which were $45 million in first six months 2012 and $100 million in first six months 2011.  The increase in accounts receivable was lower in first six months 2012 due to a lower increase in sales revenue during first six months of 2012 as compared with first six months of 2011.  Inventories remained relatively unchanged during first six months 2012 as compared with an increase in inventories during first six months 2011 primarily due to higher raw material and energy costs.  Lower raw material and energy costs resulted in a decrease in trade payables during first six months 2012 in comparison to an increase during first six months 2011 primarily due to higher raw material and energy costs.

Cash used in investing activities increased $246 million in first six months 2012 compared with cash provided by investing activities in first six months 2011.  The increase was primarily due to $615 million cash from the sale of the PET business in first six months 2011 partially offset by proceeds from short-term time deposits in first six months 2012.  In first six months 2011, the Company invested $200 million in short-term time deposits having staggered maturities between three and ten months at the investment date.  In first six months 2012 the Company received $200 million from the redemption of these short-term time deposits.  Cash used for additions to properties and equipment was $177 million in first six months 2012 and $206 million in first six months 2011, respectively.

Cash provided by financing activities increased $2,277 million in first six months 2012 compared with first six months 2011.  The increase was primarily due to proceeds from the issuance of debt in anticipation of the acquisition of Solutia and lower share repurchases partially offset by the repayment of debt and lower proceeds from stock option exercises.  Proceeds from the issuance of Solutia acquisition debt are presented net of original issue discounts, issuance costs, and the monetization of interest rate swaps.  Financing payments for the Term Loan Agreement (the "Term Loan") and the Bridge Loan Agreement (the "Bridge Loan") related to the acquisition of Solutia were approximately $26 million.  The payment of dividends, which was $71 million in first six months 2012 and $67 million in first six months 2011, is also reflected in financing activities in all periods.

Including the acquired Solutia businesses in the second half of 2012 the Company expects 2012 capital expenditures to be approximately $500 million and U.S. defined benefit pension plan funding of $135 million.  With the acquisition of Solutia completed in July 2012, the priorities for uses of available cash in 2012 are expected to be payment of the quarterly cash dividend, repayment of debt, pension funding, and funding targeted growth initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Company had cash and cash equivalents and short-term time deposits at June 30, 2012 and December 31, 2011 as follows:

	June 30,	December 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$3,000	$577
Short-term time deposits	--	200

Total cash and cash equivalents and short-term time deposits (1)	$3,000	$777

(1)
The June 30, 2012 balance includes $2.3 billion net proceeds from public debt offering of notes which were used to finance part of the July 2, 2012 acquisition of Solutia and related costs and payments.

In addition, at June 30, 2012, the Company had access to the sources of liquidity described below.

The Company has a $750 million revolving credit agreement (the "Credit Facility") expiring December 2016.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  At June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

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

In April 2012, the Company increased the line of credit under its accounts receivable securitization agreement ("A/R Facility") to $250 million from $200 million and extended the maturity date to April 2015.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At June 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the A/R Facility.  The entire amount of the A/R Facility was borrowed on July 2, 2012.

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  In addition, the entire amount of these facilities was available without violating applicable covenants as of June 30, 2012 and December 31, 2011.

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  Proceeds from these notes were used to pay, in part, the cash portion of the Solutia acquisition on July 2, 2012, repayment of Solutia's debt, and costs related to the acquisition.

During second quarter, the Company repaid the $146 million of 7% notes that matured in April 2012.

On February 29, 2012, Eastman entered into a $1.2 billion five-year Term Loan.  The Company borrowed the entire amount under the Term Loan on July 2, 2012.  Borrowings under the Term Loan were used to pay, in part, the cash portion of the acquisition of Solutia, repayment of Solutia's debt, and costs related to the acquisition.  The Term Loan contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios.  The Company has been in compliance with all such covenants since February 29, 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As previously disclosed, Eastman entered into a $2.3 billion Bridge Loan on February 29, 2012.  As a result of the issuance of $2.4 billion principal amount of notes during second quarter 2012 no amounts were borrowed under the Bridge Loan and the Bridge Loan was terminated on June 5, 2012.

In first six months 2012, the Company made $45 million in contributions to its U.S. defined benefit pension plans.  Including Solutia pension plans, the Company expects to make total cash contributions of $135 million to its U.S. defined benefit pension plans in 2012, of which $105 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2011, the Company made $102 million in contributions to its U.S. defined benefit pension plans.  Excess contributions made in 2011 and those anticipated for 2012 are made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment.  Legislation enacted in July 2012 intended to reduce required U.S. pension funding has the effect of spreading the expected funding requirements for the Company's U.S. pension plans over a longer period of time.  The Company is evaluating the effect of the new law on its projected contributions to its U.S. pension plans.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for second quarter 2012 compared to first quarter 2012.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

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

Capital Expenditures

Capital expenditures were $177 million and $206 million in first six months 2012 and 2011, respectively.  The expenditures in first six months 2012 were primarily for organic growth initiatives, particularly in the PCI and the Specialty Plastics segments.  The expenditures in first six months 2011 were primarily for organic growth initiatives, particularly in the Specialty Plastics, CASPI, and PCI segments.  Including the acquired Solutia businesses, the Company expects that 2012 capital spending will be approximately $500 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Matters

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  Because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position, results of operations or cash flows.  The Company's total reserve for environmental contingencies was $39 million at both June 30, 2012 and December 31, 2011, which amounts do not include the Solutia sites acquired on July 2, 2012.  At June 30, 2012 and December 31, 2011, this reserve included $8 million and $6 million, respectively, related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites.

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $12 million to the maximum of $28 million and from the minimum or best estimate of $11 million to the maximum of $29 million at June 30, 2012 and December 31, 2011, respectively.  The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs were $27 million and $28 million at June 30, 2012 and December 31, 2011, respectively.  These estimates do not include the acquired Solutia facilities.

Prior to its acquisition by Eastman, Solutia reported reserves for environmental remediation of approximately $250 million as of March 31, 2012, which were recorded as current and long-term liabilities in Solutia's Unaudited Consolidated Statement of Financial Position.  Solutia further reported that in addition to accrued environmental liabilities, there were costs which were not probable, and accordingly, were not recorded in the Consolidated Statement of Financial Position.  Solutia disclosed that, because of continued uncertainty including the interpretation of applicable laws and regulations, the outcome of negotiations with regulatory authorities and alternative methods of remediation, the potential liability for existing environmental remediation may range up to two times the amount recorded that would be settled through cash payment over an extended period of time.

Eastman's total reserve for environmental contingencies will include contingencies related to acquired Solutia sites beginning in third quarter 2012.  The Company has not completed a detailed valuation analysis necessary to determine the fair market values of the Solutia assets acquired and liabilities assumed, including evaluating environmental liabilities.  The Company will complete this valuation analysis during 2012.

Other Commitments

At June 30, 2012, the Company's obligations related to notes and debentures totaled approximately $3.8 billion to be paid over a period of approximately 30 years.  The Company repaid the $146 million of 7% notes that matured in April 2012.  See Note 8, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company had various purchase obligations at June 30, 2012 totaling approximately $2.2 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  In second quarter 2012, the Company entered into an agreement to purchase propylene from a planned propane dehydrogenation plant beginning in 2015.  For information regarding the Company's lease commitments, see Note 11, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at June 30, 2012 totaling approximately $1.5 billion primarily related to pension, retiree medical, other post-employment obligations, and environmental reserves.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total (b)

2012	$--	$5	$52	$231	$17	$156	$461
2013	--	--	174	312	29	51	566
2014	--	--	162	199	19	53	433
2015	250	--	162	210	16	56	694
2016	--	--	154	220	15	67	456
2017 and beyond	3,580	--	1,284	984	44	1,074	6,966
Total	$3,830	$5	$1,988	$2,156	$140	$1,457	$9,576

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

(b)	Not included in the above table is the July 2, 2012 payment of $2.6 billion in cash for the acquisition of Solutia or obligations assumed in the acquisition of Solutia.

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

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of June 30, 2012, a total of 4,757,639 shares of common stock have been repurchased under this authorization for a total amount of approximately $202 million.

The Company did not repurchase any shares of common stock during first six months 2012.

Dividends

The Company declared cash dividends of $0.26 per share and $0.235 per share in second quarter 2012 and 2011 and $0.52 per share and $0.47 per share in first six months 2012 and 2011, respectively.

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

2012 OUTLOOK

The Company expects to benefit from solid performance of heritage Eastman businesses and second half 2012 earnings from the acquired Solutia businesses, as well as the full year integration of 2011 acquisitions including Sterling and Scandiflex.

The Company expects less volatile market prices for raw materials and energy throughout 2012.

Third quarter 2012 Solutia acquisition transaction, integration, and restructuring costs are expected to be approximately $50 million.  Third quarter 2012 results of operations will also include charges from the sale of a portion of acquired Solutia inventories at fair value.

The Company's expected full year tax rate on reported earnings from continuing operations before income tax is approximately 34 percent.

Based upon the foregoing expectations, despite persistent economic uncertainty, the Company expects full year 2012 earnings per diluted share from continuing operations to be approximately $5.30 per share, excluding acquisition-related costs and charges, asset impairments and restructuring charges, and mark-to-market pension and OPEB adjustments.

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

Continued uncertain conditions in the global economy and the financial markets could negatively impact the Company.

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

Significant limitation of the Company's ability to manufacture products due to disruption of manufacturing operations or related infrastructure could have a material adverse effect on the Company's sales revenue, costs, results of operations, and financial condition.  Disruptions could occur due to internal factors such as computer or equipment malfunction (accidental or intentional), operator error, or process failures; or external factors such as natural disasters, pandemic illness, changes in laws or regulations, war or other outbreak of hostilities or terrorism, cyber attacks, or breakdown or degradation of transportation infrastructure used for delivery of supplies to the Company or for delivery of products to customers.  The Company has in the past had cyber attacks and breaches of its computer information systems, none of which has had a material adverse effect on the Company's operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The acquisition of Solutia exposes the Company to risks and uncertainties, the occurrence of any of which could materially adversely affect the Company's business, financial condition, and results of operations.

The acquisition of Solutia subjects the Company to the following additional risks and uncertainties, the occurrence of any of which could have a material adverse effect on Eastman, including:
•	that the financial performance of the acquired businesses may be significantly worse than expected;
•	that the Company has significant additional indebtedness as a result of the acquisition;
•	that the Company may not be able to achieve the cost, revenue, or tax synergies expected from the acquisition of Solutia, or that there may be delays in achieving any such synergies; and
•
that the Company may be required to expend significant additional resources in order to integrate Solutia's businesses into Eastman's or that the integration efforts will not achieve the expected benefits.

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of June 30, 2012, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

General

From time to time, Eastman Chemical Company ("Eastman" or the "Company") and its operations are parties to, or targets of, lawsuits, claims, investigations and proceedings, including product liability, personal injury, asbestos, patent and intellectual property, commercial, contract, environmental, antitrust, health and safety, and employment matters, which are being handled and defended in the ordinary course of business.  While the Company is unable to predict the outcome of these matters, it does not believe, based upon currently available facts, that the ultimate resolution of any such pending matters (including those described below) will have a material adverse effect on its overall financial condition, results of operations, or cash flows.

Certain Matters Relating to the Company’s Acquisition of Solutia Inc.

On February 2, 2012, in connection with Eastman's then-pending acquisition of Solutia Inc. ("Solutia"), a putative shareholder class and derivative action, styled Jennifer Howard v. Jeffry N. Quinn, et al., was filed against Solutia, its board of directors and Eastman in the Circuit Court of St. Louis County, Missouri (the "Missouri Action").  On February 7, 2012, a second putative shareholder class action, styled John C. Dewan v. Solutia, Inc., was filed against Solutia, its board of directors, Eastman and Eagle Merger Sub Corporation ("Merger Sub") in the Chancery Court of Delaware.  On February 14, 2012, two additional putative shareholder class actions, styled Joseph C. Huttemann v. Jeffry N. Quinn, et al., and David Wolfe v. Solutia, Inc., et al., respectively, were filed against Solutia, its board of directors, Eastman and Merger Sub in the Chancery Court of Delaware (together with the putative shareholder class action filed on February 7, 2012, the "Delaware Actions").

The Missouri Action and the Delaware Actions generally allege that the Solutia board of directors breached its fiduciary duties to Solutia stockholders by, among other things, approving Eastman's proposed acquisition of Solutia (the "Acquisition") for allegedly inadequate consideration, following an allegedly unfair sale process, and that Eastman and Merger Sub aided and abetted the Solutia board of directors' alleged breaches of fiduciary duty.  The Delaware Actions further allege that the Solutia board of directors breached its fiduciary duties by agreeing to terms in the agreement governing the Acquisition (the "merger agreement") that favored Eastman and deterred alternative bids. The complaints in the Missouri Action and the Delaware Actions request, among other things, an injunction against the completion of the Acquisition and attorneys' fees and expenses incurred in connection with the action.  The complaint in the Missouri Action further requests rescission of the Acquisition, and any damages arising from the defendants' alleged breaches.

On February 21, 2012, the Chancery Court of Delaware entered an order consolidating the Delaware Actions (the "Consolidated Delaware Action").  On March 5, 2012, the Circuit Court of St. Louis County, Missouri entered an order staying the Missouri Action in favor of the Consolidated Delaware Action.

On March 22, 2012, plaintiffs in the Consolidated Delaware Action filed a Verified Consolidated Amended Class Action Complaint (the "Consolidated Amended Complaint"), styled In re Solutia Inc. Shareholders Litigation, which generally alleges that the Solutia board of directors breached its fiduciary duties to Solutia stockholders by, among other things, approving the Acquisition for allegedly inadequate consideration, following an allegedly unfair sale process, and agreeing to terms in the merger agreement that favored Eastman and deterred alternative bids.  The Consolidated Amended Complaint also generally alleges that the Solutia board of directors breached its fiduciary duties to Solutia stockholders by failing to disclose in the Form S-4 registration statement filed with the Securities and Exchange Commission (the "SEC") on March 7, 2012 in connection with the Acquisition certain material information concerning events leading up to the announcement of the Acquisition and relating to the review and analysis of the Acquisition by Solutia management, and by the financial advisors to Solutia and its board of directors.  The Consolidated Amended Complaint further alleges that Eastman and Merger Sub aided and abetted the Solutia board of directors' alleged breaches of fiduciary duties. The Consolidated Amended Complaint requests, among other things, an injunction against the completion of the Acquisition, rescission of the Acquisition, any damages arising from the defendants' alleged breaches, and costs and attorneys' fees associated with the action.  Also on March 22, 2012, plaintiffs in the Consolidated Delaware Action filed a motion for a preliminary injunction against consummation of the Acquisition.

On May 3, 2012, the parties to the Consolidated Delaware Action entered into a Memorandum of Understanding (the "MOU") to provide for the settlement of all claims related to the Acquisition. The settlement provides for, among other things, a stay of all proceedings in the Consolidated Delaware Action, including plaintiffs' request for a preliminary injunction against the consummation of the Acquisition, the inclusion of additional disclosures with respect to various aspects of the Acquisition in the proxy statement/prospectus filed with the SEC in connection with the Acquisition, and the entry of a stipulation certifying a mandatory class of all Solutia stockholders.  The settlement is subject to final documentation and court approval.  Under the MOU, plaintiffs' counsel in the Consolidated Delaware Action will petition the court for an award of attorneys' fees and expenses.  The MOU does not specify any particular fee to be awarded to plaintiffs' counsel in the Consolidated Delaware Action, but it does require the parties to negotiate those fees and expenses in good faith.  The decision to award, or not to award, the requested attorneys' fees and expenses will be within the discretion of the Chancery Court of Delaware, and the effectiveness of the settlement is not conditioned upon the award of attorneys' fees and expenses.  If the settlement is approved by the Chancery Court of Delaware, it will resolve and release, on behalf of the entire class of Solutia stockholders, all claims that were or could have been brought by them challenging any aspect of the Acquisition, the merger agreement, and any disclosures made in connection therewith, among other claims.

As previously disclosed, Eastman completed the Acquisition on July 2, 2012.

Certain Historical Legal Proceedings of Solutia

Legacy Tort Claims Litigation.  Pursuant to an Amended and Restated Settlement Agreement effective February 28, 2008 between Solutia and Monsanto Company ("Monsanto") in connection with Solutia's emergence from Chapter 11 bankruptcy proceedings (the "Monsanto Settlement Agreement"), Monsanto is responsible to defend and indemnify Solutia against any Legacy Tort Claims (as defined in the Monsanto Settlement Agreement) and Solutia agreed to retain responsibility for certain tort claims, if any, that may arise from Solutia's conduct after its spinoff from Pharmacia Corporation ("Pharmacia") (f/k/a Monsanto), which occurred on September 1, 1997.  Solutia, which became a wholly owned subsidiary of Eastman on July 2, 2012, has been named as a defendant in the following proceedings, and has submitted the matters to Monsanto as Legacy Tort Claims.  To the extent these matters are not within the meaning of Legacy Tort Claims, Solutia could potentially be liable thereunder.  In connection with the completion of the Acquisition, Eastman guaranteed the obligations of Solutia and Eastman was added as an indemnified party under the Monsanto Settlement Agreement.

Escambia County, Florida Litigation.  On June 6, 2008, a group of approximately fifty property owners and business owners in the Pensacola, Florida area filed a lawsuit in the Circuit Court for Escambia County, Florida against Monsanto, Pharmacia, Solutia and the plant manager at Solutia's former Pensacola plant.  The lawsuit alleges that the defendants are responsible for elevated levels of PCBs in the Escambia River and Escambia Bay due to past and continuing releases of PCBs from the Pensacola plant.  The plaintiffs seek: (1) damages associated with alleged decreased property values caused by the alleged contamination and (2) remediation of the alleged contamination in the waterways.  Plaintiffs did not specify the amount of their alleged damages in their complaint.  Plaintiffs have subsequently amended their complaint to add additional plaintiffs to the litigation, such that approximately 150 property and business owners are now named as plaintiffs.

St. Clair County, Illinois and Related Litigation.  On February 10, 2009, a purported class action lawsuit was filed in the Circuit Court of St. Clair County, Illinois against Solutia, Pharmacia, Monsanto and two unrelated defendants alleging the contamination of the plaintiff's property from PCBs, dioxins, furans and other hazardous substances emanating from the defendants' facilities in Sauget, Illinois (including Solutia's W.G. Krummrich site in Sauget, Illinois).  The proposed class action is comprised of residents who live within a two-mile radius of the Sauget facilities.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.  This action is one of several lawsuits (primarily filed by the same plaintiffs' counsel) filed in 2009 and 2010 regarding alleged historical contamination from the W.G. Krummrich site.

In addition to the purported class action lawsuit, twenty additional individual lawsuits have been filed since February 2009 against the same defendants (including Solutia) comprised of claims from over one thousand individual residents of Illinois who claim they suffered illnesses and/or injuries as well as property damages as a result of the same PCBs, dioxins, furans and other hazardous substances allegedly emanating from the defendants' facilities in Sauget.  In June 2010, a group of approximately 1,200 plaintiffs also filed wrongful death claims in a lawsuit in the Circuit Court of St. Clair County arising out of contamination from the defendants' facilities.  Moreover, four additional individual lawsuits comprised of claims from twelve plaintiffs were filed between January and April 2010 in the Circuit Court of Madison County, Illinois, alleging that plaintiffs suffered illnesses resulting from exposure to benzene, PCBs, dioxins, furans and other hazardous substances.  Lastly, on June 14, 2010, a second purported class action lawsuit was filed in the Circuit Court of St. Louis City, Missouri against the same defendants alleging the contamination of the plaintiffs' property from PCBs, dioxins, furans and other hazardous substances emanating from the defendants' facilities in Sauget, Illinois and from Solutia's now-closed Queeny plant in St. Louis.  The plaintiffs are seeking damages for medical monitoring and the costs associated with remediation and removal of alleged contaminants from their property.  The proposed class members include residents exclusively within the state of Missouri.

Certain Administrative Actions

Medicare Reimbursement Litigation.  On December 1, 2009, the Department of Justice ("DOJ"), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Solutia, Monsanto, Pharmacia and the attorneys and law firms who represented the plaintiffs in the Abernathy v. Solutia Inc., et al. ("Abernathy") lawsuit arising out of PCB contamination in Anniston, Alabama.  The DOJ alleges the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries.  The DOJ seeks recovery of these allegedly unpaid reimbursements from the defendants who paid into the Abernathy settlement fund, as well as the plaintiffs' counsel who represented the Medicare recipients and were responsible for the distribution of the settlement funds.

The district court granted the defendants' motions to dismiss on September 30, 2010, finding the DOJ failed to file the action within the applicable statute of limitations.  The DOJ appealed the case to the Eleventh Circuit Court of Appeals, which heard oral argument on the case July 26, 2012, and a decision is expected in late 2012.

Environmental Protection Agency Enforcement Action.  On March 3, 2009, the United States Environmental Protection Agency Region I ("EPA") issued a Notice of Violation, Administrative Order, and Reporting Requirement ("NOV") to Solutia concerning alleged violations of the Clean Air Act arising out of an inspection conducted at Solutia's facility in Springfield, Massachusetts.  Solutia officials have met with the EPA to confer on this NOV and the possibility of settling all of the EPAs' alleged claims against Solutia and Ineos Melamines LLC (which owns and now operates one of the manufacturing units involved in the alleged violations).  From these discussions, Eastman has determined it is not reasonably likely that any civil penalty assessed by the EPA will be less than $100,000.

While the Company intends to vigorously defend against the allegations in this administrative action, and does not believe the ultimate resolution of such proceeding will have a material adverse effect on its overall financial conditions results of operations or cash flows, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of certain administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions of at least $100,000.

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

Eastman Chemical Company

Date: August 2, 2012	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

ExhibitEx	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

2.01
Agreement and Plan of Merger, dated January 26, 2012, by and among Eastman Chemical Company, Solutia Inc. and Eagle Merger Sub Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 26, 2012)

3.01
Amended and Restated Certificate of Incorporation of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

3.02	Amended and Restated Bylaws of Eastman Chemical Company (incorporated herein by reference to Exhibit 3.02 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012)

4.01
Form of Eastman Chemical Company common stock certificate as amended February 1, 2001 (incorporated herein by reference to Exhibit 4.01 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.02
Indenture, dated as of January 10, 1994, between Eastman Chemical Company and The Bank of New York, as Trustee (the "Indenture") (incorporated herein by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated January 10, 1994)

4.03
Indenture, dated as of June 5, 2012, between Eastman Chemical Company and Wells Fargo Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.04	Form of 7 1/4% Debentures due January 15, 2024 (incorporated herein by reference to Exhibit 4(d) to the Company's Current Report on Form 8-K dated January 10, 1994)

4.05	Officers' Certificate pursuant to Sections 201 and 301 of the Indenture (incorporated herein by reference to Exhibit 4(a) to the Company's Current Report on Form 8-K dated June 8, 1994)

4.06	Form of 7 5/8% Debentures due June 15, 2024 (incorporated herein by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated June 8, 1994)

4.07	Form of 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.08 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

4.08
Officer's Certificate pursuant to Sections 201 and 301 of the Indenture related to 7.60% Debentures due February 1, 2027 (incorporated herein by reference to Exhibit 4.09 to the Company's Annual Report on Form 10-K for the year ended December 31, 2006)

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

Exhibit	EXHIBIT INDEX	Sequential
Exhibit		Page
Number	Description	Number

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

10.01	Form of Restricted Stock Unit Award to Executive Officer Michael H. K. Chung	61

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	63

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended June 30, 2012	64

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2012	65

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended June 30, 2012	66

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended June 30, 2012	67

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document