Form 10-Q
period 2012-09-30
EASTMAN CHEMICAL CO
filed 2012-10-31
CIK 915389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549
FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]  NO  [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding at September 30, 2012
Common Stock, par value $0.01 per share	153,367,116
--------------------------------------------------------------------------------------------------------------------------------
PAGE 1 OF 69 TOTAL SEQUENTIALLY NUMBERED PAGES
EXHIBIT INDEX ON PAGE 68

TABLE OF CONTENTS

ITEM	PAGE

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

1.	Legal Proceedings	65

1A.	Risk Factors	66

6.	Exhibits	66

SIGNATURES

Signatures	67

EXHIBIT INDEX

Exhibit Index	68

UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS,
COMPREHENSIVE INCOME AND RETAINED EARNINGS

	Third Quarter		First Nine Months
(Dollars in millions, except per share amounts)	2012	2011	2012	2011
Sales	$2,259	$1,812	$5,933	$5,455
Cost of sales	1,734	1,379	4,496	4,090
Gross profit	525	433	1,437	1,365
Selling, general and administrative expenses	173	114	420	340
Research and development expenses	52	41	136	115
Asset impairments and restructuring charges (gains), net	37	7	37	(8)
Operating earnings	263	271	844	918
Net interest expense	48	20	95	57
Other charges (income), net	(3)	(3)	19	(14)
Earnings from continuing operations before income taxes	218	254	730	875
Provision for income taxes from continuing operations	64	80	240	281
Earnings from continuing operations	154	174	490	594
Earnings from discontinued operations, net of tax	—	—	—	9
Gain from disposal of discontinued operations, net of tax	—	—	1	31
Net earnings	$154	$174	$491	$634
Basic earnings per share
Earnings from continuing operations	$1.01	$1.25	$3.43	$4.22
Earnings from discontinued operations	—	—	0.01	0.29
Basic earnings per share	$1.01	$1.25	$3.44	$4.51
Diluted earnings per share
Earnings from continuing operations	$0.99	$1.22	$3.35	$4.12
Earnings from discontinued operations	—	—	—	0.28
Diluted earnings per share	$0.99	$1.22	$3.35	$4.40
Comprehensive Income
Net earnings	$154	$174	$491	$634
Other comprehensive income (loss), net of tax
Change in cumulative translation adjustment	30	(36)	21	—
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(4)	(5)	(12)	(18)
Derivatives and hedging:
Unrealized gain (loss) during period	(3)	5	(33)	(27)
Reclassification adjustment for gains included in net income	(4)	—	(5)	(1)
Total other comprehensive income (loss), net of tax	19	(36)	(29)	(46)
Comprehensive income	$173	$138	$462	$588
Retained Earnings
Retained earnings at beginning of period	$3,024	$2,646	$2,760	$2,253
Net earnings	154	174	491	634
Cash dividends declared	(39)	(36)	(112)	(103)
Retained earnings at end of period	$3,139	$2,784	$3,139	$2,784

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	September 30,	December 31,
(Dollars in millions, except per share amounts)	2012	2011
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$237	$577
Short-term time deposits	—	200
Trade receivables, net	954	632
Miscellaneous receivables	118	72
Inventories	1,269	779
Other current assets	95	42
Total current assets	2,673	2,302
Properties
Properties and equipment at cost	9,580	8,383
Less: Accumulated depreciation	5,467	5,276
Net properties	4,113	3,107
Goodwill	2,367	406
Intangible assets, net of accumulated amortization	1,882	101
Other noncurrent assets	610	268
Total assets	$11,645	$6,184
Liabilities and Stockholders' Equity
Current liabilities
Payables and other current liabilities	$1,344	$961
Borrowings due within one year	120	153
Total current liabilities	1,464	1,114
Long-term borrowings	4,865	1,445
Deferred income tax liabilities	71	210
Post-employment obligations	1,644	1,411
Other long-term liabilities	591	134
Total liabilities	8,635	4,314
Stockholders' equity
Common stock ($0.01 par value – 350,000,000 shares authorized; shares issued – 212,818,293 and 196,455,131 for 2012 and 2011, respectively)	2	2
Additional paid-in capital	1,689	900
Retained earnings	3,139	2,760
Accumulated other comprehensive income	109	138
	4,939	3,800
Less: Treasury stock at cost (59,511,662 shares for 2012 and 59,539,633 shares for 2011)	1,929	1,930
Total stockholders' equity	3,010	1,870
Total liabilities and stockholders' equity	$11,645	$6,184

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	First Nine Months
(Dollars in millions)	2012	2011
Cash flows from operating activities
Net earnings	$491	$634
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	252	204
Asset impairment charges	9	—
Gain on sale of assets	—	(70)
Provision for deferred income taxes	63	5
Pension and other postretirement contributions (in excess of) less than expenses	(85)	(119)
Variable compensation (in excess of) less than expenses	(5)	(14)
Changes in operating assets and liabilities, net of effect of acquisitions and divestitures:
(Increase) decrease in trade receivables	(63)	(147)
(Increase) decrease in inventories	30	(225)
Increase (decrease) in trade payables	13	34
Other items, net	(17)	(29)
Net cash provided by operating activities	688	273
Cash flows from investing activities
Additions to properties and equipment	(297)	(333)
Proceeds from redemption of short-term time deposits	200	—
Proceeds from sale of assets and investments	7	651
Acquisitions and investments in joint ventures, net of cash acquired	(2,668)	(154)
Additions to short-term time deposits	—	(200)
Additions to capitalized software	(4)	(7)
Other items, net	(33)	27
Net cash used in investing activities	(2,795)	(16)
Cash flows from financing activities
Net (decrease) increase in commercial paper, credit facility, and other borrowings	(1)	1
Proceeds from borrowings	3,511	—
Repayment of borrowings	(1,666)	(2)
Dividends paid to stockholders	(107)	(100)
Treasury stock purchases	—	(292)
Proceeds from stock option exercises and other items, net	28	67
Net cash provided by (used in) financing activities	1,765	(326)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net change in cash and cash equivalents	(340)	(68)
Cash and cash equivalents at beginning of period	577	516
Cash and cash equivalents at end of period	$237	$448

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Eastman Chemical Company ("Eastman" or the "Company") in accordance and consistent with the accounting policies described in the Company's Current Report on Form 8-K dated May 16, 2012 (the "Form 8-K"), which adjusted certain items contained in the Company's 2011 Annual Report on Form 10-K to reflect the change in accounting for pension and other postretirement benefit ("OPEB") plans actuarial gains and losses described in Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", and enhanced certain disclosures.  The accompanying unaudited consolidated financial statements reflect the change in accounting for pension and OPEB plans, and should be read in conjunction with the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States ("GAAP") and of necessity include some amounts that are based upon management estimates and judgments.  Future actual results could differ from such current estimates.  The unaudited consolidated financial statements include assets, liabilities, sales revenue, and expenses of all majority-owned subsidiaries and joint ventures in which a controlling interest is maintained.  Eastman accounts for other joint ventures and investments where it exercises significant influence on the equity basis.  Intercompany transactions and balances are eliminated in consolidation.  Certain prior period data has been reclassified in the Consolidated Financial Statements and accompanying footnotes to conform to current period presentation.

Other comprehensive income
Beginning January 1, 2012, the Company adopted amended accounting guidance related to the presentation of other comprehensive income which became effective for reporting periods beginning after December 15, 2011.  This change has been retrospectively applied to all periods presented.

Solutia acquisition
Information related to the Solutia Inc. ("Solutia") acquisition completed July 2, 2012 is in Note 2, "Acquisitions and Investments in Joint Ventures".  As of the date of acquisition, results of the acquired Solutia businesses are included in Eastman results.

2.	ACQUISITIONS AND INVESTMENTS IN JOINT VENTURES

Solutia Inc.
On July 2, 2012, the Company completed its acquisition of Solutia, a global leader in performance materials and specialty chemicals.  In the acquisition, each outstanding share of Solutia common stock was cancelled and converted automatically into the right to receive $22.00 in cash and 0.12 shares of Eastman common stock.  In total, 14.7 million shares of Eastman common stock were issued in the transaction.  The fair value of total consideration transferred was approximately $4.8 billion, consisting of cash of $2.6 billion, net of cash acquired; equity in the form of Eastman stock of approximately $700 million; and the assumption and subsequent repayment of Solutia's debt at fair value of approximately $1.5 billion.

The funding of the cash portion of the purchase price, repayment of Solutia's debt, and acquisition costs was provided primarily from borrowings, including the $2.3 billion net proceeds from the public offering of notes on June 5, 2012 and borrowings of $1.2 billion on July 2, 2012 under a five-year term loan agreement (the "Term Loan").  See Note 7, "Borrowings".

The following table summarizes the preliminary purchase price allocation for the Solutia acquisition:

(Dollars in millions)
Current assets	$901
Properties and equipment	940
Intangible assets	1,807
Other noncurrent assets	612
Goodwill	1,965
Current liabilities	(461)
Long-term liabilities	(2,389)
Equity and cash consideration, net of $88 million cash acquired	$3,375

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Company used the income, market, or cost approach (or a combination thereof) for the preliminary valuation as appropriate, and used valuation inputs in these models and analyses that were based on market participant assumptions.  Market participants are considered to be buyers and sellers unrelated to Eastman in the principal or most advantageous market for the asset or liability. For certain items, the carrying value was determined to be a reasonable approximation of fair value based on information available to Eastman management. The preliminary fair value of receivables acquired from Solutia on July 2, 2012 was $321 million, with gross contractual amounts receivable of $335 million. Acquired intangible assets are primarily customer relationships, trade names, and developed technologies.  Long-term liabilities are primarily Solutia's debt, which was repaid by Eastman at closing, deferred tax liabilities, environmental liabilities, and pension and other postretirement welfare plan obligations. The Company expects to finalize the acquisition accounting related to the transaction during fourth quarter 2012. Any adjustments are not expected to have a material impact on the Company's financial position or results of operations.

The acquisition of Solutia broadens Eastman's global presence, particularly in Asia Pacific; facilitates growth opportunities through enhanced access to markets such as the automotive and architectural industries, and expands Eastman's portfolio of sustainable products.  In connection with the purchase, the Company recorded goodwill, which represents the excess of the purchase price over the estimated preliminary fair value of tangible and intangible assets acquired, net of liabilities assumed. The goodwill is attributed primarily to Solutia as a going concern and the fair value of expected cost synergies and revenues growth from combining the Eastman and Solutia businesses.  The going concern element represents the ability to earn a higher return on the combined assembled collection of assets and businesses of Solutia than if those assets and businesses were to be acquired and managed separately.  Other relevant elements of goodwill are the benefits of access to certain markets and work force. Goodwill from the Solutia acquisition will be allocated to certain of the Company's reportable segments. This allocation is expected to be completed during fourth quarter 2012. None of the goodwill is expected to be deducted for tax purposes.

Properties acquired included a number of manufacturing, sales, and distribution sites and related facilities, land and leased sites that include leasehold improvements, and machinery and equipment for use in manufacturing operations.  Management valued properties using the cost approach supported where available by observable market data which includes consideration of obsolescence.

Intangible assets acquired included a number of trade names and trademarks that are both business-to-business and business-to-consumer in nature, including Crystex®, Saflex®, and Llumar®.  Also acquired was technology related to products protected by a number of existing patents, patent applications, and trade secrets.  In addition to these intangible assets, the Company acquired a number of customer relationships in industries such as automotive tires and aviation. Management valued intangible assets using the relief from royalty and multi-period excess earnings methods, both forms of the income approach supported by observable market data for peer chemical companies.

(Dollars in millions)	Preliminary Fair Value	Weighted-Average Amortization Period (Years)
Amortizable intangible assets
Customer relationships	$816	22
Developed technologies	440	13
Indefinite-lived intangible assets
Trade names	551
Total	$1,807

Management estimated the fair market value of fixed-rate debt based on the viewpoint that the exit price approximated the entry price given the lack of observable market prices. Additionally, acquired interest rate swaps and foreign exchange contracts were terminated and settled immediately following the acquisition. Because these derivatives were recorded at fair value in the opening balance sheet, there were no gains or losses associated with these settlements.

Management also evaluated probable loss contingencies, including those for legal and environmental matters, as prescribed under applicable GAAP. Due to the lack of observable market inputs, assumed liabilities for environmental loss contingencies that were both probable and estimable were recorded based upon estimates of future cash outflows for such contingencies as of the acquisition date. See Note 11, "Environmental Matters", for more information.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Related to the acquisition of Solutia, in third quarter and first nine months 2012, the Company recognized $15 million and $28 million, respectively, in transaction costs and $7 million and $9 million, respectively, in integration costs. In first nine months 2012, the Company recognized $32 million in financing costs related to the acquisition. Transaction costs and integration costs were expensed as incurred and are included in the "Selling, general and administrative expenses" line item and financing costs are included in the "Other charges (income), net" and "Net interest expense" line items in the Unaudited Consolidated Statements of Earnings, Comprehensive Income, and Retained Earnings.  In third quarter and first nine months 2012, there were $28 million in restructuring charges for severance associated with the acquisition and integration of Solutia. As required by purchase accounting, the acquired inventories were marked to fair value. These inventories were sold in third quarter 2012 resulting in a one-time $75 million increase in cost of sales, net of the LIFO impact of these inventories, in third quarter and first nine months 2012.

Beginning third quarter 2012, the Company's consolidated results of operations includes the results of the acquired Solutia businesses.  Since the date of the acquisition, sales revenue of $488 million and operating losses of $1 million from the acquired Solutia businesses have been included in the Company's consolidated results of operations for both third quarter and first nine months 2012. The operating losses include the $75 million of additional costs of acquired inventories.

The unaudited pro forma financial results for three months ended September 30, 2012 and September 30, 2011 and nine months ended September 30, 2012 and September 30, 2011 combine the consolidated results of Eastman and Solutia giving effect to the acquisition of Solutia as if it had been completed on January 1, 2011, the beginning of the comparable prior annual reporting period presented.  The unaudited pro forma financial results presented below do not include any anticipated synergies or other expected benefits of the acquisition.  This unaudited pro forma financial information is presented for informational purposes only and is not indicative of future operations or results had the acquisition been completed as of January 1, 2011.

The unaudited pro forma financial results include certain adjustments for additional depreciation and amortization expense based upon the preliminary fair value step-up and estimated useful lives of Solutia depreciable fixed assets and definite-life amortizable assets acquired in the transaction.  The unaudited pro forma results also include adjustments to net interest expense and elimination of early debt extinguishment costs historically recorded by Solutia based upon the retirement of Solutia's debt and issuance of additional debt related to the transaction.  The provision for income taxes from continuing operations has also been adjusted for all periods, based upon the foregoing adjustments to historical results, as well as the elimination of historical net changes in valuation allowances against certain deferred tax assets of Solutia.

Additionally, in the preparation of unaudited pro forma sales and earnings from continuing operations, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and OPEB plans actuarial gains and losses adopted by Eastman during first quarter 2012.  For additional information, see Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans".

	Third Quarter		First Nine Months
(Dollars in millions)	2012	2011	2012	2011
Pro forma sales	$2,259	$2,330	$6,951	$7,025
Pro forma earnings from continuing operations	239	228	684	585

Unaudited pro forma earnings from continuing operations for first nine months 2011, the beginning of the comparable prior annual reporting period presented, have been adjusted to include certain items, such as financing, integration, transaction, and restructuring costs historically recorded by Eastman and Solutia directly attributable to the acquisition, which will not have an ongoing impact.  These items include transaction, integration, financing, and restructuring costs incurred by Eastman during third quarter and first nine months 2012, as well as transaction costs of $45 million and expenses of $19 million for the accelerated vesting of stock-based compensation awards incurred by Solutia prior to its acquisition by Eastman.  Additionally, the unaudited pro forma financial results for first nine months 2011 have been adjusted to reflect the additional costs of acquired inventories. Accordingly, these non-recurring costs have been eliminated from unaudited pro forma earnings from continuing operations for third quarter and first nine months 2012.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Sterling Chemicals, Inc. and Scandiflex do Brasil S.A. Indústrias Químicas
During third quarter 2011, the Company completed two acquisitions.  On August 9, 2011, Eastman acquired Sterling Chemicals, Inc. ("Sterling"), a single site North American petrochemical producer, to produce non-phthalate plasticizers in the Adhesives & Plasticizers segment, including Eastman 168™ non-phthalate plasticizers, and acetic acid in the Specialty Fluids & Intermediates segment.  On September 1, 2011, in the Adhesives & Plasticizers segment, Eastman acquired Scandiflex do Brasil S.A. Indústrias Químicas ("Scandiflex"), a manufacturer of plasticizers located in São Paulo, Brazil.  The acquisition of Scandiflex provided the Company additional access to Brazilian plasticizer markets.  The total purchase price for both acquisitions was $133 million, including a post-closing payment of $10 million to the previous shareholders of Scandiflex.  Transaction costs of $4 million associated with these acquisitions were expensed as incurred and are included in the "Selling, general and administrative expenses" line item in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings.  The table below shows the final fair value purchase price allocation for these acquisitions:

(Dollars in millions)
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

Other 2011 Acquisitions and Investments in Joint Ventures
On July 1, 2011, the Company acquired Dynaloy, LLC ("Dynaloy"), a producer of formulated solvents.  The acquisition was accounted for as a business combination and is reported in the Additives & Functional Products segment.  Dynaloy adds materials science capabilities that are expected to complement growth of the Additives & Functional Products segment's electronic materials product line.  Also in 2011, the Company entered into a joint venture for a 30,000 metric ton acetate tow manufacturing facility in China that is expected to be operational in mid-2013, with investment primarily during 2011 and 2012.

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Operating results of the discontinued operations which were formerly included in the Performance Polymers segment are summarized below:

	Third Quarter		First Nine Months
(Dollars in millions)	2012	2011	2012	2011
Sales	$—	$—	$—	$105
Earnings before income taxes	—	—	—	18
Earnings from discontinued operations, net of tax	—	—	—	9
Gain from disposal of discontinued operations, net of tax	—	—	1	31

First nine months 2012 net gains are primarily related to PET business litigation settled during second quarter.

4.	INVENTORIES

	September 30,	December 31,
(Dollars in millions)	2012	2011
At FIFO or average cost (approximates current cost)
Finished goods	$940	$777
Work in process	286	239
Raw materials and supplies	559	353
Total inventories	1,785	1,369
LIFO Reserve	(516)	(590)
Total inventories	$1,269	$779

Inventories valued on the LIFO method were approximately 60 percent and 70 percent of total inventories as of September 30, 2012 and December 31, 2011, respectively. September 30, 2012 inventories included inventories from the acquired Solutia businesses, the majority of which are outside of the United States and are not valued on the LIFO method.

5.	PAYABLES AND OTHER CURRENT LIABILITIES

	September 30,	December 31,
(Dollars in millions)	2012	2011
Trade creditors	$722	$529
Accrued payrolls, vacation, and variable-incentive compensation	143	146
Accrued taxes	99	40
Post-employment obligations	60	58
Interest payable	48	26
Other	272	162
Total payables and other current liabilities	$1,344	$961

The current portion of post-employment obligations is an estimate of current year payments.

6.	PROVISION FOR INCOME TAXES

	Third Quarter		First Nine Months
(Dollars in millions)	2012	2011	2012	2011
Provision for income taxes	$64	$80	$240	$281
Effective tax rate	29%	31%	33%	32%

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The third quarter and first nine months 2012 effective tax rates reflect an $8 million benefit from the settlement of U.S. and non-U.S. income tax audits and a $5 million benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations. The third quarter and first nine months 2011 effective tax rates included an $8 million benefit recognized due to an increased level of capital investment which qualified for additional state tax credits.

7.	BORROWINGS

	September 30,	December 31,
(Dollars in millions)	2012	2011
Borrowings consisted of:
7% notes due 2012	$—	$147
3% debentures due 2015	250	250
2.4% notes due 2017	997	—
6.30% notes due 2018	175	176
5.5% notes due 2019	250	250
4.5% debentures due 2021	250	250
3.6% notes due 2022	893	—
7 1/4% debentures due 2024	243	243
7 5/8% debentures due 2024	54	54
7.60% debentures due 2027	222	222
4.8% notes due 2042	496	—
Credit facility borrowings	1,150	—
Other	5	6
Total borrowings	4,985	1,598
Borrowings due within one year	120	153
Long-term borrowings	$4,865	$1,445

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  In addition, on July 2, 2012, the Company borrowed the entire $1.2 billion available under the Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs.

At September 30, 2012, the Company had repaid $50 million of borrowings under the Term Loan. The Term Loan contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios.  The Company has been in compliance with all such covenants since February 29, 2012, when the Term Loan was entered into.

The Company has a $750 million revolving credit agreement (the "Credit Facility") expiring December 2016.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  At September 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

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

In April 2012, the Company increased the line of credit under its accounts receivable securitization agreement ("A/R Facility") to $250 million from $200 million and extended the maturity date to April 2015.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At September 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the A/R Facility. The entire available amount under the A/R Facility was borrowed and then repaid during third quarter 2012. This activity is presented on a net basis within the cash flows from financing activities section of the Statements of Cash Flows.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios. The Company was in compliance with all such covenants for all periods presented.  In addition, the entire amount of these facilities was available without violating applicable covenants as of September 30, 2012 and December 31, 2011.

During second quarter 2012, the Company repaid the $146 million of 7% notes that matured in April 2012.

Fair Value of Borrowings

The Company has determined that its long-term borrowings at September 30, 2012 and December 31, 2011 were classified within level 1 in the fair value hierarchy as defined in the accounting policies in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  The fair value for fixed-rate borrowings is based on current market quotes.  The Company's floating-rate borrowings, which relate to the Term Loan, approximate fair value and are classified within level 2.

	September 30, 2012		December 31, 2011
(Dollars in millions)	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Long-term borrowings	$4,865	$5,242	$1,445	$1,656

8.	DERIVATIVES

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

Fair Value Hedges

Fair value hedges are defined as derivative or non-derivative instruments designated as and used to hedge the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk.  For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings.  As of September 30, 2012 and December 31, 2011, the Company had no fair value hedges.

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

As of September 30, 2012, the total notional amounts of the Company's foreign exchange forward and option contracts were €395 million (approximately $510 million equivalent) and ¥10.4 billion (approximately $135 million equivalent), and the total notional volume hedged for raw materials was approximately 2 million barrels of ethane and propane and 10 thousand tons of paraxylene.  The Company had no hedges for energy or interest rate swaps for the future issuance of debt ("forward starting interest rate swaps") at September 30, 2012.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The following chart shows the financial assets and liabilities valued on a recurring basis.

(Dollars in millions)		Fair Value Measurements at September 30, 2012
Description	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$26	$—	$26	$—
Derivative Liabilities	(14)	—	(13)	(1)
	$12	$—	$13	$(1)

(Dollars in millions)		Fair Value Measurements at December 31, 2011
Description	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets	$34	$—	$34	$—
Derivative Liabilities	(23)	—	(23)	—
	$11	$—	$11	$—

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

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a rollforward of activity for these assets for the period ended September 30, 2012:

	Level 3 Assets
(Dollars in millions)	Total	Commodity Contracts
Beginning balance at January 1, 2012	$—	$—
Realized gain (loss)	—	—
Change in unrealized gain (loss)	(5)	(5)
Purchases, sales and settlements	4	4
Transfers (out) in of Level 3	—	—
Ending balance at September 30, 2012	$(1)	$(1)

The following chart shows the financial assets and liabilities valued on a recurring basis and their location in the Statement of Financial Position.  The Company had no nonqualifying derivatives or derivatives that are not designated as hedges as of September 30, 2012 and December 31, 2011.

Fair Value of Derivatives Designated as Hedging Instruments

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Assets	Statement of Financial Position Location	September 30, 2012	December 31, 2011
Cash Flow Hedges
Commodity contracts	Other current assets	$1	$1
Commodity contracts	Other noncurrent assets	—	1
Foreign exchange contracts	Other current assets	14	20
Foreign exchange contracts	Other noncurrent assets	11	12
		$26	$34

(Dollars in millions)		Fair Value Measurements Significant Other Observable Inputs
Derivative Liabilities	Statement of Financial Position Location	September 30, 2012	December 31, 2011
Cash Flow Hedges
Commodity contracts	Payables and other current liabilities	$6	$8
Foreign exchange contracts	Payables and other current liabilities	6	7
Foreign exchange contracts	Other long-term liabilities	2	7
Forward starting interest rate swap contracts	Payables and other current liabilities	—	1
		$14	$23

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives' Hedging Relationships

Third Quarter
(Dollars in millions)	Amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Commodity contracts	$3	$(3)	Cost of sales	$1	$—
Foreign exchange contracts	(11)	31	Sales	12	(2)
Forward starting interest rate swap contracts	1	(23)	Interest Expense	(2)	—
	$(7)	$5		$11	$(2)

First Nine Months
(Dollars in millions)	Amount after tax of gain/(loss) recognized in Other Comprehensive Income on derivatives (effective portion)		Location of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)	Pre-tax amount of gain/(loss) reclassified from Accumulated Other Comprehensive Income into income (effective portion)
Derivatives' Cash Flow Hedging Relationships	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Commodity contracts	$(1)	$(4)	Cost of sales	$(17)	$5
Foreign exchange contracts	(8)	6	Sales	29	(5)
Forward starting interest rate swap contracts	(29)	(30)	Interest Expense	(3)	—
	$(38)	$(28)		$9	$—

In first nine months 2012, forward starting interest rate swaps related to the issuance of debt for the Solutia acquisition were settled, resulting in an additional loss, net of tax of $44 million recorded in Other Comprehensive Income.

Hedging Summary

At September 30, 2012 and 2011, monetized positions and mark-to-market gains and losses from raw materials and energy, currency, and certain interest rate hedges that were included in accumulated other comprehensive income before taxes totaled approximately $66 million and $18 million in losses, respectively.  If realized, approximately $1 million in gains in third quarter 2012 will be reclassified into earnings during the next 12 months, including foreign exchange contracts monetized and prospectively de-designated in fourth quarter 2011.  Ineffective portions of hedges are immediately recognized in cost of sales or other charges (income), net.  For first nine months 2012, the ineffective portion of the Company's qualifying hedges was $2 million.  For third quarter 2012 and third quarter and first nine months 2011, there was no material ineffectiveness.

The gains or losses on nonqualifying derivatives or derivatives that are not designated as hedges are marked to market in the line item "Other charges (income), net" of the Statements of Earnings, and, in all periods presented, represent foreign exchange derivatives denominated in multiple currencies and are transacted and settled in the same quarter.  The Company recognized approximately $2 million and $3 million net gains on nonqualifying derivatives during third quarter 2012 and 2011, respectively.  The Company recognized approximately $4 million net gains and $1 million net loss on nonqualifying derivatives during nine months ended September 30, 2012 and 2011, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.	RETIREMENT PLANS

As discussed in Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", effective January 1, 2012, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans.  This accounting change has been applied retrospectively to all periods presented.

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

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's U.S. and non-U.S. defined benefit pension plans.  Prior to the acquisition, the U.S. plans had been closed to new participants and were no longer accruing additional benefits.  For more information on the Solutia acquisition, see Note 2, "Acquisitions and Investments in Joint Ventures".

In August 2011, as part of its acquisition of Sterling, the Company assumed Sterling's U.S. defined benefit pension plan.  Prior to the acquisition, the plan had been closed to new participants and was no longer accruing additional benefits.  For more information on the Sterling acquisition, see Note 2, "Acquisitions and Investments in Joint Ventures".

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

In July 2012, as part of its acquisition of Solutia, the Company assumed Solutia's postretirement welfare plans.  For more information on the Solutia acquisition, see Note 2, "Acquisitions and Investments in Joint Ventures".

In August 2011, as part of its acquisition of Sterling, the Company assumed Sterling's postretirement welfare plan.  For more information on the Sterling acquisition, see Note 2, "Acquisitions and Investments in Joint Ventures".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Costs recognized for benefits for eligible retirees hired prior to January 1, 2007 are recognized using estimated amounts, which may change as actual costs for the year are determined.  Components of net periodic benefit cost were as follows:

	Third Quarter				First Nine Months
	Pension Plans		Postretirement Welfare Plans		Pension Plans		Postretirement Welfare Plans
(Dollars in millions)	2012	2011	2012	2011	2012	2011	2012	2011
Service cost	$12	$11	$2	$3	$35	$34	$7	$7
Interest cost	31	22	12	11	74	64	33	33
Expected return on assets	(38)	(25)	(2)	—	(88)	(74)	(3)	(2)
Curtailment gain(1)	—	—	—	—	—	—	—	(7)
Amortization of:
Prior service credit	(1)	(3)	(4)	(6)	(3)	(10)	(14)	(16)
Mark-to-market (gain) loss(2)	—	3	—	—	—	3	—	(15)
Net periodic benefit cost	$4	$8	$8	$8	$18	$17	$23	$—

(1) Gain for the Performance Polymers segment that was sold January 31, 2011 and is included in discontinued operations.  For more information see Note 3, "Discontinued Operations".
(2) Mark-to-market gain in first nine months 2011 due to the interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.

Third quarter and first nine months 2012 reflect the impact on the U.S. and non-U.S. defined benefit pension plans and the other postretirement welfare plans of the Solutia and Sterling acquisitions.

The Company contributed $87 million and $102 million to its U.S. defined benefit pension plans in first nine months 2012 and 2011, respectively.

10.	COMMITMENTS

Purchase Obligations and Lease Commitments

The Company had various purchase obligations at September 30, 2012 totaling approximately $3.0 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  In second quarter 2012, the Company entered into an agreement with a third party to purchase propylene from a planned propane dehydrogenation plant beginning in 2015.  The Company also had various lease commitments for property and equipment under cancelable, noncancelable, and month-to-month operating leases totaling $182 million over a period of several years.  Of the total lease commitments, approximately 5 percent relate to machinery and equipment, including computer and communications equipment and production equipment; approximately 55 percent relate to real property, including office space, storage facilities, and land; and approximately 40 percent relate to railcars.

Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease as well as other guarantees.   Disclosures about each group of similar guarantees are provided below.

Residual Value Guarantees

The Company has operating leases with terms that require the Company to guarantee a portion of the residual value of the leased assets upon termination of the lease.  These residual value guarantees at September 30, 2012 totaled $110 million and consisted primarily of leases for railcars and company aircraft and will expire beginning in 2016.  Management believes, based on current facts and circumstances, that the likelihood of material residual guarantee payments is remote.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  The Company's total reserve for environmental contingencies was $399 million and $39 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, this reserve included $7 million and $6 million, respectively, related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites. Amounts at September 30, 2012 include environmental contingencies assumed in the acquisition of Solutia on July 2, 2012. See Note 2, "Acquisitions and Investments in Joint Ventures".

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $370 million to the maximum of $625 million and from the minimum or best estimate of $11 million to the maximum of $29 million at September 30, 2012 and December 31, 2011, respectively.  The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both September 30, 2012 and December 31, 2011.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

For facilities that have asset retirement obligations, the best estimate accrued to date over the facilities' estimated useful lives for these asset retirement obligation costs were $29 million and $28 million at September 30, 2012 and December 31, 2011, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Reserves for environmental remediation that management believes to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within thirty years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and other income (charges), net and are summarized below:

(Dollars in millions)
Balance at December 31, 2011	$11
Assumed remediation reserve from acquisition of Solutia	366
Net charges taken	1
Cash reductions	(8)
Balance at September 30, 2012	$370

(Dollars in millions)	September 30, 2012	December 31, 2011
Environmental remediation liabilities, current	$35	$—
Environmental remediation liabilities, long-term	364	39
Total	$399	$39

On July 2, 2012, as described in Note 2, "Acquisitions and Investments in Joint Ventures", the Company completed the acquisition of Solutia, resulting in a $366 million increase to the Company's reserve for remediation costs and $1 million in additional asset retirement obligation costs. Included in the additional remediation reserve are costs associated with damages to natural resources. The additional environmental remediation reserve includes costs of $149 million and $107 million related to the Anniston, Alabama and the Sauget, Illinois plant sites, respectively.

Additionally, costs of certain remediation projects included in the assumed environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date") into which Solutia entered with Monsanto upon its emergence from bankruptcy ("Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $43 million had been funded for costs at the Shared Sites as of September 30, 2012. As of September 30, 2012, an additional $231 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

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

The cumulative effect of the change in accounting for pension and OPEB plans was a decrease in Retained Earnings as of December 31, 2011 (the most recent measurement date prior to the change) of $676 million, and an equivalent increase in Accumulated Other Comprehensive Income, leaving total stockholders' equity unchanged.  See Note 9, "Retirement Plans".

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Following are the changes to financial statement line items as a result of the accounting methodology change for the periods presented in the accompanying unaudited consolidated financial statements:
Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended September 30, 2012
(Dollars in millions, except per share amounts, unaudited)	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales	$1,749	$(15)	$1,734
Gross profit	510	15	525
Selling, general and administrative expenses	175	(2)	173
Research and development expenses	53	(1)	52
Operating earnings	245	18	263
Other charges (income), net	(3)	—	(3)
Earnings from continuing operations before income taxes	200	18	218
Provision for income taxes from continuing operations	57	7	64
Earnings from continuing operations	143	11	154
Net earnings	143	11	154
Basic earnings per share
Earnings from continuing operations	$0.93	$0.08	$1.01
Earnings from discontinued operations	—	—	—
Basic earnings per share	0.93	0.08	1.01
Diluted earnings per share
Earnings from continuing operations	$0.91	$0.08	$0.99
Diluted earnings per share	0.91	0.08	0.99
Comprehensive Income
Net earnings	$143	$11	$154
Amortization of unrecognized prior service credits included in net periodic costs (1)	9	(13)	(4)
Total other comprehensive income (loss), net of tax	32	(13)	19
Comprehensive income	175	(2)	173
Retained Earnings
Retained earnings at beginning of period	$3,677	$(653)	$3,024
Net earnings	143	11	154
Retained earnings at end of period	3,781	(642)	3,139

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Earnings

	Three Months Ended September 30, 2011
(Dollars in millions, except per share amounts, unaudited)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)
Cost of sales	$1,392	$(13)	$1,379
Gross profit	420	13	433
Selling, general and administrative expenses	116	(2)	114
Research and development expenses	41	—	41
Operating earnings	256	15	271
Other charges (income), net	(2)	(1)	(3)
Earnings from continuing operations before income taxes	238	16	254
Provision for income taxes from continuing operations	73	7	80
Earnings from continuing operations	165	9	174
Net earnings	165	9	174
Basic earnings per share
Earnings from continuing operations	$1.19	$0.06	$1.25
Diluted earnings per share
Earnings from continuing operations	$1.16	$0.06	$1.22
Comprehensive Income
Net earnings	$165	$9	$174
Amortization of unrecognized prior service credits included in net periodic costs (1)	7	(12)	(5)
Total other comprehensive income (loss), net of tax	(24)	(12)	(36)
Comprehensive income	141	(3)	138
Retained Earnings
Retained earnings at beginning of period	$3,243	$(597)	$2,646
Net earnings	165	9	174
Retained earnings at end of period	3,372	(588)	2,784

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Earnings

	Nine Months Ended September 30, 2012
(Dollars in millions, except per share amounts, unaudited)	Previous Accounting Method	Effect of Accounting Change	As Reported
Cost of sales	$4,541	$(45)	$4,496
Gross profit	1,392	45	1,437
Selling, general and administrative expenses	429	(9)	420
Research and development expenses	138	(2)	136
Operating earnings	788	56	844
Other charges (income), net	18	1	19
Earnings from continuing operations before income taxes	675	55	730
Provision for income taxes from continuing operations	219	21	240
Earnings from continuing operations	456	34	490
Net earnings	457	34	491
Basic earnings per share
Earnings from continuing operations	$3.19	$0.24	$3.43
Basic earnings per share	3.20	0.24	3.44
Diluted earnings per share
Earnings from continuing operations	$3.12	$0.23	$3.35
Diluted earnings per share	3.12	0.23	3.35
Comprehensive Income
Net earnings	$457	$34	$491
Amortization of unrecognized prior service credits included in net periodic costs (1)	27	(39)	(12)
Total other comprehensive income (loss), net of tax	10	(39)	(29)
Comprehensive income	467	(5)	462
Retained Earnings
Retained earnings at beginning of period	$3,436	$(676)	$2,760
Net earnings	457	34	491
Retained earnings at end of period	3,781	(642)	3,139

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Statement of Earnings

	Nine Months Ended September 30, 2011
(Dollars in millions, except per share amounts, unaudited)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)
Cost of sales	$4,139	$(49)	$4,090
Gross profit	1,316	49	1,365
Selling, general and administrative expenses	350	(10)	340
Research and development expenses	116	(1)	115
Operating earnings	858	60	918
Other charges (income), net	(14)	—	(14)
Earnings from continuing operations before income taxes	815	60	875
Provision for income taxes from continuing operations	258	23	281
Earnings from continuing operations	557	37	594
Earnings from discontinued operations, net of tax	8	1	9
Net earnings	596	38	634
Basic earnings per share
Earnings from continuing operations	$3.96	$0.26	$4.22
Earnings from discontinued operations	0.28	0.01	0.29
Basic earnings per share	4.24	0.27	4.51
Diluted earnings per share
Earnings from continuing operations	$3.86	$0.26	$4.12
Earnings from discontinued operations	0.27	0.01	0.28
Diluted earnings per share	4.13	0.27	4.40
Comprehensive Income
Net earnings	$596	$38	$634
Amortization of unrecognized prior service credits included in net periodic costs (1)	13	(31)	(18)
Total other comprehensive income (loss), net of tax	(15)	(31)	(46)
Comprehensive income	581	7	588
Retained Earnings
Retained earnings at beginning of period	$2,879	$(626)	$2,253
Net earnings	596	38	634
Retained earnings at end of period	3,372	(588)	2,784

(1)	Updated to reflect first quarter 2012 presentation of other comprehensive income.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Statements of Financial Position

	September 30, 2012
(Dollars in millions, unaudited)	Previous Accounting Method	Effect of Accounting Change	As Reported
Other noncurrent assets	$608	$2	$610
Post-employment obligations	1,637	7	1,644
Retained earnings	3,781	(642)	3,139
Accumulated other comprehensive income (loss)	(528)	637	109

	December 31, 2011
(Dollars in millions)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)
Retained earnings	$3,436	$(676)	$2,760
Accumulated other comprehensive income (loss)	(538)	676	138

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2012
(Dollars in millions)	Previous Accounting Method	Effect of Accounting Change	As Reported
Net earnings	$457	$34	$491
Provision for deferred income taxes	42	21	63
Pension and other postretirement contributions (in excess of) less than expenses	(53)	(32)	(85)
Other items, net	6	(23)	(17)

	Nine Months Ended September 30, 2011
(Dollars in millions)	As Previously Reported (Before Accounting Change)	Effect of Accounting Change	As Adjusted (After Accounting Change)
Net earnings	$596	$38	$634
Provision (benefit) for deferred income taxes	(18)	23	5
Pension and other postretirement contributions (in excess of) less than expenses (1)	(75)	(44)	(119)
Other items, net (1)	(12)	(17)	(29)

(1)	Updated to reflect first quarter 2012 presentation of cash flows from operating activities.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

13.	LEGAL MATTERS

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

14.	STOCKHOLDERS' EQUITY

A reconciliation of the changes in stockholders' equity for first nine months 2012 is provided below:

(Dollars in millions)	Common Stock at Par Value	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock at Cost	Total Stockholders' Equity
Balance at December 31, 2011 (1)	$2	$900	$2,760	$138	$(1,930)	$1,870
Net Earnings	—	—	491	—	—	491
Cash Dividends Declared (2)	—	—	(112)	—	—	(112)
Other Comprehensive Income	—	—	—	(29)	—	(29)
Share-Based Compensation Expense (3)	—	23	—	—	—	23
Stock Option Exercises	—	25	—	—	—	25
Shares Issued for Business Combination	—	730	—	—	—	730
Other (4)	—	11	—	—	1	12
Stock Repurchases	—	—	—	—	—	—
Balance at September 30, 2012	$2	$1,689	$3,139	$109	$(1,929)	$3,010

(1)
Retained Earnings and Accumulated Other Comprehensive Income have been adjusted for the change in accounting methodology for pension and OPEB plans.  For additional information, see Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans".

(2)	Includes cash dividends declared, but unpaid.

(3)	Includes the fair value of share-based awards recognized for share-based compensation.

(4)
Primarily tax benefits relating to the difference between the amounts deductible for federal income taxes over the amounts charged to income for book value purposes credited to paid-in capital and other items.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX

(Dollars in millions)	Cumulative Translation Adjustment	Unrecognized Prior Service Credits for Benefit Plans (1)	Unrealized Gains (Losses) on Derivative Instruments	Unrealized Losses on Investments	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2010 (1)	$79	$99	$17	$(1)	$194
Period change	(15)	(21)	(20)	—	(56)
Balance at December 31, 2011 (1)	64	78	(3)	(1)	138
Period change	21	(12)	(38)	—	(29)
Balance at September 30, 2012	$85	$66	$(41)	$(1)	$109

(1)
Unrecognized Prior Service Credits for Benefit Plans have been adjusted for the change in accounting methodology for pension and OPEB plans.  For additional information, see Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans".

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

Components of other comprehensive income recorded in the Unaudited Consolidated Statements of Earnings, Comprehensive Income and Retained Earnings are presented below, before tax and net of tax effects:

	Third Quarter
	2012			2011
(Dollars in millions)	Before Tax	Tax (Expense) or Benefit	Net of Tax	Before Tax	Tax (Expense) or Benefit	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$30	$—	$30	$(36)	$—	$(36)
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(5)	1	(4)	(9)	4	(5)
Derivatives and hedging:
Unrealized gain (loss) during period	(5)	2	(3)	8	(3)	5
Reclassification adjustment for gains included in net income	(7)	3	(4)	—	—	—
Total other comprehensive income (loss)	$13	$6	$19	$(37)	$1	$(36)

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months
	2012			2011
(Dollars in millions)	Before Tax	Tax (Expense) or Benefit	Net of Tax	Before Tax	Tax (Expense) or Benefit	Net of Tax
Other comprehensive income (loss)
Change in cumulative translation adjustment	$21	$—	$21	$—	$—	$—
Defined benefit pension and other postretirement benefit plans:
Amortization of unrecognized prior service credits included in net periodic costs	(17)	5	(12)	(30)	12	(18)
Derivatives and hedging:
Unrealized gain (loss) during period	(53)	20	(33)	(44)	17	(27)
Reclassification adjustment for gains included in net income	(8)	3	(5)	(1)	—	(1)
Total other comprehensive income (loss)	$(57)	$28	$(29)	$(75)	$29	$(46)

15.	EARNINGS AND DIVIDENDS PER SHARE

	Third Quarter		First Nine Months
	2012	2011	2012	2011
Shares used for earnings per share calculation (in millions):
Basic	152.9	139.1	142.8	140.6
Diluted	156.4	142.4	146.3	144.1

In July 2012, as part of the Company's acquisition of Solutia, the Company issued 14.7 million shares of Eastman common stock and 4,481,250 warrants to purchase 0.12 shares of Eastman common stock and $22.00 cash per warrant upon payment of the warrant exercise price of $29.70. The warrants expire on February 27, 2013. For more information, see Note 2, "Acquisitions and Investments in Joint Ventures".

In third quarter and first nine months 2012, the only shares excluded from the computation of diluted earnings per share were the 537,750 shares issuable upon exercise of the warrants issued in the Solutia acquisition. There were no share repurchases in third quarter or first nine months 2012.

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

The Company declared cash dividends of $0.26 per share in both third quarter 2012 and 2011 and $0.78 and $0.73 per share in first nine months 2012 and 2011, respectively.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

16.	ASSET IMPAIRMENTS AND RESTRUCTURING CHARGES (GAINS), NET

In third quarter and first nine months 2012, there were $37 million of asset impairments and restructuring charges. Restructuring charges of $28 million were for severance costs associated with the acquisition and integration of Solutia. The Company also recognized asset impairments of $9 million, primarily related to land retained from the previously discontinued Beaumont, Texas industrial gasification project. Based on fair value indicators, the carrying value of the Beaumont land was reduced by $6 million. In third quarter and first nine months 2011, there were $7 million in restructuring charges primarily for severance associated with the acquisition and integration of Sterling. In first nine months 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project. For additional information related to the acquisition of Solutia and Sterling, see Note 2, "Acquisitions and Investments in Joint Ventures".

Changes in Reserves for Asset Impairments, Restructuring Charges, and Severance Charges

The following table summarizes the changes in other asset impairments and restructuring charges and gains, the non-cash reductions attributable to asset impairments, and the cash reductions in shutdown reserves for severance costs and site closure costs paid for full year 2011 and first nine months 2012:

(Dollars in millions)	Balance at January 1, 2011	Provision/ Adjustments	Non-cash Reductions/ Adjustments	Cash Reductions	Balance at December 31, 2011
Non-cash charges	$—	$(15)	$15	$—	$—
Severance costs	15	7	—	(20)	2
Total	$15	$(8)	$15	$(20)	$2

	Balance at January 1, 2012	Provision/ Adjustments	Non-cash Reductions/ Adjustments	Cash Reductions	Balance at September 30, 2012
Non-cash charges	$—	$9	$(9)	$—	$—
Severance costs	2	28	—	(17)	13
Total	$2	$37	$(9)	$(17)	$13

The costs remaining for severance are expected to be applied to the reserves within one year.

17.	SHARE-BASED COMPENSATION AWARDS

The Company utilizes share-based awards under employee and non-employee director compensation programs.  These share-based awards may include restricted and unrestricted stock, restricted stock units, stock options, and performance shares.  In third quarter 2012 and 2011, approximately $7 million and $9 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the statements of earnings for all share-based awards.  The impact on both third quarter 2012 and 2011 net earnings of approximately $5 million is net of deferred tax expense related to share-based award compensation for each period.

In first nine months 2012 and 2011, approximately $24 million and $28 million, respectively, of compensation expense before tax were recognized in selling, general and administrative expense in the statements of earnings for all share-based awards.  The impact on first nine months 2012 and 2011 net earnings of approximately $15 million and $17 million, respectively, is net of deferred tax expense related to share-based award compensation for each period.

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

Included in the line item "Other items, net" of the "Cash flows from operating activities" section of the Unaudited Consolidated Statements of Cash Flows are the following changes to balance sheet line items:

(Dollars in millions)	First Nine Months
	2012	2011
Current assets	$(15)	$13
Other assets	45	3
Current liabilities	2	(18)
Long-term liabilities and equity	(49)	(27)
Total	$(17)	$(29)

These changes included transactions such as monetized positions from raw material and energy, currency, and certain interest rate hedges, prepaid insurance, miscellaneous deferrals, accrued taxes, value-added taxes, and other miscellaneous accruals.

19.	SEGMENT INFORMATION

Beginning in third quarter 2012, the Company changed its reportable segments due to recent changes in the Company's organization resulting from the July 2, 2012 acquisition of Solutia. With the acquisition of Solutia, Eastman has made organizational and reporting changes resulting in five reporting segments: Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. The new reporting structure has been retrospectively applied to financial results of all periods presented.  This organizational structure is based on the management of the strategies, operating models, and sales channels that the various businesses employ. The reporting segment changes are as follows:

•
Additives & Functional Products consists of the rubber materials product lines from Solutia's former Technical Specialties segment and the specialty polymers and solvents product lines of Eastman's former Coatings, Adhesives, Specialty Polymers and Inks ("CASPI") segment.

•
Adhesives & Plasticizers consists of the plasticizer product lines of Eastman's former Performance Chemicals and Intermediates ("PCI") segment and the adhesives product lines formerly in the Company's CASPI segment.

•	Advanced Materials consists of Eastman's former Specialty Plastics segment and Solutia's former Performance Films and Advanced Interlayers segments.

•	Fibers continues to consist of the acetate tow, acetate yarn, and acetyl product lines.

•
Specialty Fluids & Intermediates consists of the specialty fluids product lines from Solutia's former Technical Specialties segment and Eastman's oxo and acetyl intermediates product lines of its former PCI segment.

Research and development ("R&D"), pension and OPEB, and other expenses not identifiable to an operating segment are not included in segment operating results for any of the periods presented and are shown in the tables below as "other" operating earnings (loss).

The Company continues to explore and invest in R&D initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  Beginning in 2012, these initiatives included commercial introduction of acetylated wood, branded as Perennial Wood™, and Eastman Cerfis™ technology and the announcement of the new Eastman™ microfiber technology.  Sales revenue for Perennial Wood™ and the Photovoltaics product line acquired from Solutia is shown in the tables below as "other" sales revenue.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", Eastman elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Historically, total pension and OPEB costs have been allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment for pension and OPEB plans actuarial gains and losses are under the changed accounting method included in corporate expense and not allocated to segments.  Management believes this change in expense allocation better reflects the operating results of each business.  The following tables show for each business segment the retrospective application of this expense allocation change for each period presented.

Included in third quarter and first nine months 2012 "other" operating loss were transaction costs of $15 million and $28 million, respectively, and integration costs of $7 million and $9 million, respectively, and $28 million in both periods of restructuring charges for severance associated with the acquisition and integration of Solutia.

	Third Quarter
(Dollars in millions)	2012	2011
Sales
Additives & Functional Products	$406	$262
Adhesives & Plasticizers	348	349
Advanced Materials	559	278
Fibers	349	334
Specialty Fluids & Intermediates	592	589
Total Sales by Segment	2,254	1,812
Other	5	—
Total Sales	$2,259	$1,812

	First Nine Months
(Dollars in millions)	2012	2011
Sales
Additives & Functional Products	$948	$822
Adhesives & Plasticizers	1,094	1,060
Advanced Materials	1,166	918
Fibers	990	955
Specialty Fluids & Intermediates	1,728	1,700
Total Sales by Segment	5,926	5,455
Other	7	—
Total Sales	$5,933	$5,455

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Third Quarter
(Dollars in millions)	2012	2011
Operating Earnings (Loss)
Additives & Functional Products(1)	$86	$51
Adhesives & Plasticizers	73	61
Advanced Materials(1)	18	34
Fibers	98	98
Specialty Fluids & Intermediates(1)(2)	79	54
Total Operating Earnings by Segment	354	298
Other (3)
Growth initiatives(4)	(36)	(17)
Pension and OPEB costs not allocated to operating segments	(5)	(10)
Transaction, integration, and severance costs related to the acquisition of Solutia	(50)	—
Total Operating Earnings	$263	$271

(1)
Third quarter 2012 includes additional costs of $19 million, $39 million, and $17 million in the Additives & Functional Products, Advanced Materials, and Specialty Fluids & Intermediates segments, respectively, of acquired Solutia inventories. See Note 2, "Acquisitions and Investments in Joint Ventures."

(2)
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

(4)
Third quarter 2012 includes $9 million in asset impairments, primarily related to land retained from the previously discontinued Beaumont, Texas industrial gasification project. See Note 16, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	First Nine Months
(Dollars in millions)	2012	2011
Operating Earnings (Loss)
Additives & Functional Products(1)	$215	$182
Adhesives & Plasticizers	211	201
Advanced Materials(1)	86	111
Fibers	295	281
Specialty Fluids & Intermediates(1)(2)	204	179
Total Operating Earnings by Segment	1,011	954
Other (3)
Growth initiatives(4)	(84)	(29)
Pension and OPEB costs not allocated to operating segments(5)	(18)	(7)
Transaction, integration, and severance costs related to the acquisition of Solutia	(65)	—
Total Operating Earnings	$844	$918

(1)
First nine months 2012 includes additional costs of $19 million, $39 million, and $17 million in the Additives & Functional Products, Advanced Materials, and Specialty Fluids & Intermediates segments, respectively, of acquired Solutia inventories. See Note 2, "Acquisitions and Investments in Joint Ventures."

(2)
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

(4)
First nine months 2012 includes $9 million in asset impairments, primarily related to land retained from the previously discontinued Beaumont, Texas industrial gasification project. First nine months 2011 included a $15 million gain from the sale of assets related to the previously discontinued Beaumont, Texas industrial gasification project.  See Note 16, "Asset Impairments and Restructuring Charges (Gains), Net" for additional information.

(5)
First nine months 2011 included a $15 million MTM gain due to an interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.  See Note 3, "Discontinued Operations" for additional information.

	September 30,	December 31,
(Dollars in millions)	2012	2011
Assets by Segment (1)
Additives & Functional Products	$2,169	$836
Adhesives & Plasticizers	1,100	1,011
Advanced Materials	2,765	1,194
Fibers	950	921
Specialty Fluids & Intermediates	1,539	997
Total Assets by Segment	8,523	4,959
Corporate Assets (2)	3,122	1,225
Total Assets	$11,645	$6,184

(1)	The chief operating decision maker holds segment management accountable for accounts receivable, inventory, fixed assets, goodwill, and intangible assets.

(2)
Included in September 30, 2012 Corporate Assets is the goodwill associated with the Solutia acquisition, as the Company expects to finalize the acquisition accounting related to the transaction during fourth quarter 2012.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is based upon the consolidated financial statements for Eastman Chemical Company ("Eastman" or the "Company"), which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"), and should be read in conjunction with the Company's audited consolidated financial statements, including related notes, contained in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Company's Current Report on Form 8-K dated May 16, 2012 (the "Form 8-K"); Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Exhibit 99.02 – "Item 7, Form 10-K – Management's Discussion and Analysis of Financial Condition" of the Form 8-K; and the Company's unaudited consolidated financial statements, including related notes, included elsewhere in this Quarterly Report on Form 10-Q.  All references to earnings per share ("EPS") contained in this report are diluted earnings per share unless otherwise noted.

On July 2, 2012, the Company completed its acquisition of Solutia Inc. ("Solutia"), a global leader in performance materials and specialty chemicals.  In the acquisition, each outstanding share of Solutia common stock was cancelled and converted automatically into the right to receive $22.00 in cash and 0.12 shares of Eastman common stock.  The fair value of total consideration transferred was approximately $4.8 billion, consisting of cash of $2.6 billion, net of cash acquired; equity in the form of Eastman stock of approximately $700 million; and the assumption and subsequent repayment of Solutia's debt at fair value of approximately $1.5 billion.  See Note 7, "Borrowings" and Note 2, "Acquisitions and Investments in Joint Ventures", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  As of the date of acquisition, results of the acquired Solutia businesses are included in Eastman results.

Beginning in third quarter 2012, the Company changed its reportable segments due to recent changes in the Company's organization resulting from the acquisition of Solutia. With the acquisition of Solutia, Eastman has made organizational and reporting changes resulting in five reporting segments: Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. The new reporting structure has been retrospectively applied to financial results of all periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

As previously reported, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and other postretirement benefit ("OPEB") plans to a more preferable method permitted under GAAP.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Under the new method of accounting, these gains and losses are measured annually at December 31 and recorded as a mark-to-market ("MTM") adjustment during the fourth quarter of each year.  Any interim remeasurements triggered by a curtailment, settlement, or significant plan changes will be recognized as an MTM adjustment in the quarter in which such remeasurement event occurs.  The new method has been retrospectively applied to financial results of all periods presented.  For additional information, see Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans " to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

PRESENTATION OF NON-GAAP AND PRO FORMA COMBINED FINANCIAL MEASURES

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

This MD&A includes the following non-GAAP Eastman financial measures:

•	Gross profit,

•	Selling, general, and administrative ("SG&A") and Research and development ("R&D") expenses,

•	Net interest expense,

•	Other charges (income), net,

•	Operating earnings,

•	Earnings from continuing operations, and

•	Diluted earnings per share,

in each case, where applicable, excluding additional costs resulting from the sale of acquired Solutia inventories at fair value, net of the LIFO impact of these inventories; Solutia acquisition financing, transaction, and integration costs; MTM pension and OPEB adjustments; and asset impairments and restructuring charges and (gains), net.  As required by purchase accounting, acquired Solutia inventories were marked to fair value. These inventories were sold in third quarter 2012, resulting in a one-time $75 million increase in cost of sales, net of the LIFO impact of these inventories, in third quarter and first nine months 2012. Solutia acquisition financing costs are fees from borrowings for the acquisition and pre-acquisition interest expense for acquisition borrowing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Non - GAAP Financial Measures -- Excluded Items

	Third Quarter		First Nine Months
(Dollars in millions)	2012	2011	2012	2011
Additional costs of acquired Solutia inventories	75	—	75	—
Transaction costs related to the acquisition of Solutia	15	—	28	—
Integration costs related to the acquisition of Solutia	7	—	9	—
Financing costs related to the acquisition of Solutia	—	—	32	—
Mark-to-market pension and other postretirement benefit adjustments	—	—	—	(15)
Asset impairments and restructuring charges (gains), net	9	7	9	(8)
Asset impairments and restructuring charges (gains), net related to the acquisition of Solutia	28	—	28	—

In addition to the above, in order to provide the most meaningful comparison of results, some of the corporate and segment discussion and analysis includes both a comparison of actual results for all periods presented and a comparison on a pro forma combined basis. The pro forma combined results compare actual results for third quarter 2012 to pro forma results for third quarter 2011. For the year-to-date comparisons, actual results for third quarter 2012 plus pro forma combined results for first six months 2012 are compared to pro forma combined results for first nine months 2011. The unaudited pro forma combined information is based on the historical consolidated financial statements and accompanying notes of both Eastman and Solutia and has been prepared to illustrate the effects of the Company's acquisition of Solutia, assuming the acquisition of Solutia had been consummated on January 1, 2011, the beginning of the earliest period presented.

The unaudited pro forma combined information is not necessarily indicative of the results of operations that would have actually occurred had the acquisition been completed as of the dates indicated, nor is it indicative of the future operating results of the combined company. The unaudited pro forma combined information does not reflect future events that may occur after the acquisition of Solutia, including the potential realization of operating cost savings (synergies) or restructuring activities or other costs related to the planned integration of Solutia, and does not consider potential impacts of current market conditions on revenues or expense efficiencies.

The unaudited pro forma combined information reflects the combination of Eastman and Solutia. The unaudited pro forma combined financial results include certain adjustments for additional depreciation and amortization expense based upon the preliminary fair value step-up and estimated useful lives of Solutia depreciable fixed assets and limited-life amortizable assets acquired in the transaction.  Additionally, in the preparation of unaudited pro forma combined sales and earnings from continuing operations, Solutia's historical consolidated results have been retrospectively adjusted for the change in accounting methodology for pension and OPEB plans actuarial gains and losses adopted by Eastman during first quarter 2012.  For additional information, see Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans". The information also includes adjustments to Solutia exclusions from operating earnings in order to be consistent with Eastman's non-GAAP presentation. In addition, corporate expenses, adjustments to environmental liabilities, and gains and losses from asset dispositions and restructuring charges that were previously reported as "other" have now been allocated to Eastman's reportable segments using a percentage of total revenue methodology based on Solutia's full year 2011 results. This allocation of corporate overhead from "other" to the reportable segment is in accordance with Eastman's presentation of such costs. In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment. Interest costs, expected return on assets, and the MTM adjustment for actuarial gains and losses are now included in corporate expense and not allocated to segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Eastman management evaluates and analyzes results and the impact on the Company of strategic decisions and actions relating to, among other things, cost reduction, growth, and profitability improvement initiatives, and other events outside of normal, or "core," business and operations, by considering Company and segment financial results and measures both including and excluding certain items. The items excluded by Eastman management in its evaluation of results do not directly arise from Eastman's core operations, and some such items are of an unusual or non-recurring nature.  Specifically, as presented in this report, Eastman has excluded asset impairments and restructuring charges and gains and financing, transaction, and integration costs related to the acquisition of Solutia, each of which results from various non-core transactions or events that do not impact Eastman's results consistently (and, in the case of certain asset impairments and restructuring charges, are not cash transactions impacting profitability), and MTM pension and OPEB plan adjustments which arise from a change in accounting principle on a Company-wide basis retrospectively applied to all prior periods.  Because these non-core costs and gains may materially affect the Company's financial condition or results in a specific period in which they are recognized, management also evaluates, and makes resource allocation and performance evaluation decisions based on, the related non-GAAP measures excluding such items.  In addition to using such measures to evaluate results in a specific period, management believes that such measures may provide more complete and consistent comparisons of the Company’s operational performance on a period-over-period historical basis and a better indication of expected future trends.  Management discloses these non-GAAP measures, and the related reconciliations, because it believes investors use these metrics in evaluating longer-term period-over-period performance, and to allow investors to better understand and evaluate the information used by management to assess the Company's and its segments' operating performance, make resource allocation decisions, and evaluate organizational and individual performance in determining certain performance-based compensation.

These non-GAAP and pro forma combined financial measures and the accompanying reconciliations to the most comparable GAAP measures are presented in "Results of Operations" and "Summary by Operating Segment" in this MD&A.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company generated sales revenue of $2.3 billion and $1.8 billion in third quarter 2012 and 2011, respectively.  Sales revenue in third quarter 2012 increased compared to third quarter 2011, primarily due to higher sales volume in all segments, partially offset by lower selling prices, particularly in the Specialty Fluids & Intermediates and Additives & Functional Products segments. The higher sales volume was primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments. Sales volume also increased in the Additives & Functional Products segment for the solvents product lines, and in the Adhesives & Plasticizers segment, particularly in the plasticizers product lines.

The Company generated sales revenue of $5.9 billion and $5.5 billion in first nine months 2012 and 2011, respectively. Sales revenue in first nine months 2012 increased compared with first nine months 2011, primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments. Sales volume also increased in the Adhesives & Plasticizers segment, particularly in the plasticizers product lines, and in the Additives & Functional Products segment for the solvents product lines. Sales volume for the specialty plastics product lines decreased in the Advanced Materials segment. Higher selling prices in the Fibers and Advanced Materials segments were more than offset by lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments.

Operating earnings were $263 million in third quarter 2012 compared with $271 million in third quarter 2011 and $844 million in first nine months 2012 compared with $918 million in first nine months 2011.

Operating earnings in third quarter and first nine months 2012 included:

•	additional costs of acquired Solutia inventories of $75 million;

•
transaction costs of $15 million and $28 million, respectively, integration costs of $7 million and $9 million, respectively, and $28 million in both periods in restructuring charges for severance related to the acquisition and integration of Solutia; and

•	asset impairments of $9 million, primarily related to land retained from the previously discontinued Beaumont, Texas industrial gasification project.
Operating earnings in third quarter and first nine months 2011 included:

•	restructuring charges of $7 million primarily for severance associated with the acquisition and integration of Sterling Chemicals, Inc. ("Sterling");

•	costs of $11 million from an unplanned outage of an olefin cracking unit in Longview, Texas; and

•	earnings of $8 million from an acetyl technology license.
Operating earnings in first nine months 2011 included:

•	gain of $15 million from the sale of previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project; and

•
MTM gain of $15 million due to an interim remeasurement of the OPEB plan obligation under the new method of accounting for actuarial gains and losses for pension and OPEB plans, triggered by the exit of employees associated with the sale of the polyethylene terephthalate ("PET") business.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Excluding the above, operating earnings increased in third quarter and first nine months 2012 compared to third quarter and first nine months 2011. Operating earnings in third quarter 2012 compared to third quarter 2011 increased in all segments, with the exception of Fibers, which remained unchanged. Higher operating earnings were primarily due to earnings from acquired Solutia product lines in third quarter 2012, lower raw material and energy costs, and higher sales volume, partially offset by lower selling prices. Operating earnings in first nine months 2012 compared to first nine months 2011 increased in all segments, primarily due to earnings from acquired Solutia product lines in first nine months 2012. Operating earnings also increased in first nine months 2012 due to lower raw material and energy costs more than offsetting lower selling prices in the Additives & Functional Products segment, higher sales volume in the Adhesives & Plasticizers segment, higher prices more than offsetting higher raw material and energy costs in the Fibers segment, and the benefit of producing versus purchasing olefins in the Specialty Fluids & Intermediates segment.

On a pro forma combined basis, the Company generated sales revenue of $2.3 billion in both third quarter 2012 and 2011. Sales revenue decreased slightly primarily due to lower selling prices, particularly in the Specialty Fluids & Intermediates and Additives & Functional Products segments, partially offset by higher sales volume in all segments. The lower selling prices were primarily due to lower raw material and energy costs.

On a pro forma combined basis, the Company generated sales revenue of $7.0 billion in both first nine months 2012 and 2011.  Sales revenue was relatively unchanged, as higher sales volume in the Adhesives & Plasticizers and Specialty Fluids & Intermediates segments were partially offset by lower sales volume in the Advanced Materials segment. Higher selling prices in the Fibers and Advanced Materials segments were more than offset by lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments.

On a pro forma combined basis, operating earnings decreased to $263 million in third quarter 2012 compared to $375 million in third quarter 2011. Excluding additional costs of acquired Solutia inventories; transaction, integration, and severance costs related to the acquisition and integration of Solutia; and asset impairments and restructuring charges, operating earnings increased. Pro forma combined operating earnings increased primarily due to lower raw material and energy costs and higher sales volume, partially offset by lower selling prices.  Pro forma combined operating earnings in third quarter 2011 also included a gain of $29 million from the sale by Solutia of its remaining ownership interest in Ascend Performance Materials Holdings Inc.

On a pro forma combined basis, operating earnings decreased to $1.0 billion in first nine months 2012 compared to $1.2 billion in first nine months 2011. Excluding additional costs of acquired Solutia inventories; transaction, integration, and severance costs related to the acquisition and integration of Solutia; and asset impairments and restructuring charges, operating earnings declined. A decline in operating earnings in the Advanced Materials segment, primarily due to lower sales volume, was mostly offset by an increase in operating earnings in all other segments, particularly the Specialty Fluids & Intermediates and Fibers segments. Pro forma combined operating earnings in first nine months 2011 also included a gain of $17 million from certain other rubber chemicals divestitures by Solutia in the Additives & Functional Products segment and $29 million in other operating income from the sale by Solutia of its remaining ownership interest in Ascend Performance Materials Holdings Inc.

The Company generated $688 million in cash from operating activities during first nine months 2012, net of $87 million cash contributed to its U.S. defined benefit pension plans, compared to $273 million cash generated in operating activities during first nine months 2011, net of $102 million cash contributed to its U.S. defined benefit pension plans.  The increase in cash from operating activities was primarily due to a lower increase in working capital requirements, a reduction in federal income tax payments of approximately $130 million, and from the acquired Solutia businesses following the July 2, 2012 acquisition.

As part of the financing of the July 2, 2012 acquisition of Solutia and of repayment of Solutia's debt, on June 5, 2012 Eastman received $2.3 billion net proceeds from the public offering of notes due 2017, 2022, and 2042 and on July 2, 2012 borrowed $1.2 billion under a five-year term loan agreement (the "Term Loan").

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In first nine months 2012 the Company progressed on both organic (internal growth) and inorganic (external growth through joint venture and acquisition) growth initiatives including:

•	completing the acquisition of Solutia on July 2, 2012 which:

•	broadens Eastman's global presence, particularly in Asia Pacific;

•	establishes a combined platform with extensive organic growth opportunities through complementary technologies and business capabilities and an overlap of key end-markets; and

•	expands Eastman's portfolio of sustainable products;

•
completing capacity expansions to support its non-phthalate plasticizer business, including retrofitting the acquired Sterling idled plasticizer manufacturing unit in the Adhesives & Plasticizers segment and increasing capacity of 2-ethyl hexanol ("2-EH") in the Specialty Fluids & Intermediates segment to support expected growth in the plasticizers, coatings, and fuel additive markets;

•
entering into an agreement with a third party to purchase propylene from a planned propane dehydrogenation plant, further improving the Company's competitive cost position over purchasing olefins in the North American market;

•	completing Advanced Materials segment capacity expansions for cyclohexane dimethanol ("CHDM"), a monomer used in the manufacture of copolyesters, and cellulose triacetate;

•	commercial introduction of acetylated wood, branded as Perennial Wood™, to select markets;

•	commercial introduction of the new Eastman Cerfis™ technology; and

•
announcing a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational by the end of 2014.

RESULTS OF OPERATIONS

	Third Quarter			First Nine Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Sales	$2,259	$1,812	25%	$5,933	$5,455	9%
Volume effect			32%			10%
Price effect			(6)%			—%
Exchange rate effect			(1)%			(1)%

Pro Forma Combined Sales	2,259	2,330	(3)%	6,951	7,025	(1)%
Volume effect			3%			—%
Price effect			(5)%			—%
Exchange rate effect			(1)%			(1)%

Sales revenue increased $447 million in third quarter 2012 compared to third quarter 2011. Sales revenue increased primarily due to higher sales volume in all segments, partially offset by lower selling prices, particularly in the Specialty Fluids & Intermediates and Additives & Functional Products segments. The higher sales volume was primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments. Sales volume also increased in the Additives & Functional Products segment for the solvents product lines and in the Adhesives & Plasticizers segment, particularly in the plasticizers product lines.

Sales revenue increased $478 million first nine months 2012 compared to first nine months 2011. Sales revenue increased primarily due to volume from acquired Solutia product lines in the Advanced Materials, Additives & Functional Products, and Specialty Fluids & Intermediates segments. Sales volume also increased in the Adhesives & Plasticizers segment, particularly in the plasticizers product lines, and in the Additives & Functional Products segment for the solvents product lines. Sales volume for the specialty plastics product lines decreased in the Advanced Materials segment. Higher selling prices in the Fibers and Advanced Materials segments were more than offset by lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

On a pro forma combined basis, sales revenue was $2.3 billion in both third quarter 2012 and 2011. Sales revenue was relatively unchanged, as lower selling prices, particularly in the Specialty Fluids & Intermediates and Additives & Functional Products segments, partially offset by higher sales volume in all segments. The lower selling prices were primarily due to lower raw material and energy costs.

On a pro forma combined basis, sales revenue was $7.0 billion in both first nine months 2012 and 2011.  Sales revenue was relatively unchanged, as higher sales volume in the Adhesives & Plasticizers and Specialty Fluids & Intermediates segments were partially offset by lower sales volume in the Advanced Materials segment. Higher selling prices in the Fibers and Advanced Materials segments were more than offset by lower selling prices in the Specialty Fluids & Intermediates and Additives & Functional Products segments.

	Third Quarter			First Nine Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Gross Profit	$525	$433	21%	$1,437	$1,365	5%
Additional costs of acquired Solutia inventories	75	—		75	—
Mark-to-market pension and other postretirement benefit adjustments	—	—		—	(12)
Gross Profit excluding items	$600	$433	39%	$1,512	$1,353	12%

Gross profit increased $92 million in third quarter 2012 compared with third quarter 2011 with increases in all segments. Higher gross profit was primarily due to $48 million from acquired Solutia product lines in third quarter 2012 and lower raw material and energy costs partially offset by lower selling prices. Gross profit in third quarter 2012 included $75 million of additional costs of acquired Solutia inventories.

Gross profit increased $72 million in first nine months 2012 compared with first nine months 2011 with increases in all segments. Higher gross profit was primarily due to $48 million from acquired Solutia product lines in first nine months 2012 and lower raw material and energy costs partially offset by lower selling prices. Gross profit in first nine months 2012 included $75 million of additional costs of acquired Solutia inventories. Gross profit in first nine months 2011 included a $12 million MTM gain due to an interim remeasurement of the OPEB plan obligation under the new method of accounting for actuarial gains and losses for pension and OPEB plans, triggered by the exit of employees associated with the sale of the PET business.

	Third Quarter			First Nine Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Selling, General and Administrative Expenses	$173	$114	52%	$420	$340	24%
Research and Development Expenses	52	41	27%	136	115	18%
	225	155	45%	556	455	22%
Transaction costs related to the acquisition of Solutia	(15)	—		(28)	—
Integration costs related to the acquisition of Solutia	(7)	—		(9)	—
Mark-to-market pension and other postretirement benefit adjustments	—	—		—	3
Selling, General, and Administrative Expenses and Research and Development Expenses excluding items	$203	$155	31%	$519	$458	13%

SG&A expenses in third quarter and first nine months 2012 were higher compared to third quarter and first nine months 2011 primarily due to SG&A costs for the acquired Solutia businesses and higher costs of growth and business development initiatives, including transaction and integration costs related to the acquisition of Solutia and costs of the recent market launch of Perennial Wood™.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

R&D expenses were higher for third quarter and first nine months 2012 compared to third quarter and first nine months 2011 primarily due to R&D costs for the acquired Solutia businesses and higher R&D expenses for growth initiatives, including Eastman Cerfis™ technology and Eastman™ microfiber technology.

Asset Impairments and Restructuring Charges (Gains), Net

In third quarter and first nine months 2012, there were $37 million of asset impairment and restructuring charges. Restructuring charges of $28 million were for severance costs associated with the acquisition and integration of Solutia. The Company also recognized asset impairments of $9 million, primarily related to land retained from the previously discontinued Beaumont, Texas industrial gasification project. Based on fair value indicators, the carrying value of the Beaumont land was reduced by $6 million. In third quarter and first nine months 2011, there were $7 million in restructuring charges primarily for severance associated with the acquisition and integration of Sterling. In first nine months 2011, there was a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.

For more information regarding asset impairments and restructuring charges (gains), net see Note 16, "Asset Impairments and Restructuring Charges (Gains), Net", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Operating Earnings

	Third Quarter			First Nine Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Operating earnings	$263	$271	(3)%	$844	$918	(8)%
Additional costs of acquired Solutia inventories	75	—		75	—
Transaction costs related to the acquisition of Solutia	15	—		28	—
Integration costs related to the acquisition of Solutia	7	—		9	—
Mark-to-market pension and other postretirement benefit adjustments	—	—		—	(15)
Asset impairments and restructuring charges (gains), net	37	7		37	(8)
Operating earnings excluding items	$397	$278	43%	$993	$895	11%

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pro Forma Combined Operating Earnings

	Third Quarter			First Nine Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Operating earnings	$263	$375	(30)%	$984	$1,223	(20)%
Additional costs of acquired Solutia inventories	75	—		75	—
Transaction and integration costs related to the acquisition of Solutia	22	—		62	—
Mark-to-market pension and other postretirement benefit adjustments	—	—		—	(15)
Asset impairments and restructuring charges (gains), net (1)(2)(3)(4)(5)(6)	37	13		42	11
Other operating income (expense)(7)(8)	—	(29)		—	(46)
Operating earnings excluding items	$397	$359	11%	$1,163	$1,173	(1)%

(1) Severance of $28 million related to the acquisition and integration of Solutia and asset impairments of $9 million primarily for land retained from Beaumont, Texas gasification project in third quarter and first nine months 2012.
(2) Acquisition related expenses of $5 million for the Solutia Southwall Technologies Inc. ("Southwall") acquisition in first nine months 2012.
(3) Gain of $15 million from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project in first nine months 2011.
(4) Restructuring charges of $7 million primarily for severance associated with the acquisition and integration of Sterling in third quarter and first nine months 2011.
(5) Severance, pension settlement, and other charges of $1 million and $14 million related to the relocation of Solutia's European regional headquarters in third quarter and first nine months 2011, respectively.
(6) Solutia's severance of $3 million and share-based compensation costs for executive officer separation agreement of $2 million in third quarter and first nine months 2011.
(7) Gain of $29 million for the sale of Solutia's remaining ownership interest in Ascend Performance Materials Holdings Inc. in third quarter and first nine months 2011.
(8) A gain of $17 million for Solutia's certain other rubber chemicals divestitures in first nine months 2011.

Net Interest Expense

	Third Quarter			First Nine Months
(Dollars in millions)	2012	2011	Change	2012	2011	Change
Gross interest costs	$50	$23		$103	$69
Less: Capitalized interest	—	2		3	7
Interest expense	50	21	138%	100	62	61%
Interest income	2	1		5	5
Net interest expense	48	20	140%	95	57	67%
Solutia financing costs	—	—		(9)	—
Net interest expense excluding Solutia financing costs	$48	$20	140%	$86	$57	51%

Net interest expense increased $28 million and $38 million in third quarter and first nine months 2012, respectively, compared to third quarter and first nine months 2011 primarily due to increased borrowing to finance the acquisition of Solutia. First nine months 2012 included Solutia financing costs due to pre-acquisition interest expense for acquisition borrowing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Other Charges (Income), Net

	Third Quarter		First Nine Months
(Dollars in millions)	2012	2011	2012	2011
Foreign exchange transaction gains	$—	$—	$—	$(1)
Solutia financing costs	—	—	23	—
Investment (gains) losses, net	(3)	(3)	(8)	(13)
Other, net	—	—	4	—
Other charges (income), net	(3)	(3)	19	(14)
Solutia financing costs	—	—	(23)	—
Other charges (income), net excluding Solutia financing costs	$(3)	$(3)	$(4)	$(14)

First nine months 2012 included Solutia acquisition financing costs.  Financing costs recorded in "Other Charges (Income), Net" were primarily fees for Solutia acquisition borrowings.

Provision for Income Taxes

	Third Quarter		First Nine Months
(Dollars in millions)	2012	2011	2012	2011
Provision for income taxes	$64	$80	$240	$281
Effective tax rate	29%	31%	33%	32%

The third quarter and first nine months 2012 effective tax rates reflect an $8 million benefit associated with the settlement of U.S. and non-U.S. income tax audits and a $5 million benefit from the reversal of tax reserves due to the expiration of the relevant statute of limitations. The third quarter and first nine months 2011 effective tax rates included an $8 million benefit recognized due to an increased level of capital investment which qualified for additional state tax credits. The Company's expected full year tax rate on reported earnings from continuing operations before income tax is approximately 33 percent.

Earnings from Continuing Operations and Diluted Earnings per Share

	Third Quarter
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations	$154	$0.99	$174	$1.22
Additional costs of acquired Solutia inventories, net of tax	53	0.34	—	—
Solutia transaction and integration costs, net of tax	15	0.10	—	—
Asset impairments and restructuring charges (gains), net of tax	24	0.14	5	0.04
Earnings from continuing operations excluding items, net of tax	$246	$1.57	$179	$1.26

	First Nine Months
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations	$490	$3.35	$594	$4.12
Additional costs of acquired Solutia inventories, net of tax	53	0.36	—	—
Solutia transaction, integration, and financing costs, net of tax	48	0.32	—	—
Mark-to-market pension and other postretirement benefit adjustments, net of tax	—	—	(10)	(0.07)
Asset impairments and restructuring charges (gains), net of tax	24	0.17	(5)	(0.03)
Earnings from continuing operations excluding items, net of tax	$615	$4.20	$579	$4.02

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Net Earnings and Diluted Earnings per Share

	Third Quarter
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Net earnings	$154	$0.99	$174	$1.22

	First Nine Months
	2012		2011
(Dollars in millions, except diluted EPS)	$	EPS	$	EPS
Earnings from continuing operations	$490	$3.35	$594	$4.12
Earnings from discontinued operations, net of tax	—	—	9	0.07
Gain from disposal of discontinued operations, net of tax	1	—	31	0.21
Net earnings	$491	$3.35	$634	$4.40

SUMMARY BY OPERATING SEGMENT

Beginning in third quarter 2012, the Company changed its reportable segments due to recent changes in the Company's organization resulting from the July 2, 2012 acquisition of Solutia. With the acquisition of Solutia, Eastman has made organizational and reporting changes resulting in five reporting segments: Additives & Functional Products, Adhesives & Plasticizers, Advanced Materials, Fibers, and Specialty Fluids & Intermediates. The new reporting structure has been retrospectively applied to financial results of all periods presented.  For additional information concerning the business and products of each segment, see Note 19, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and for the acquired Solutia businesses and products, "Item 1 - Business - Segments: Principal Products" in Solutia's Annual Report on Form 10-K for the year ended December 31, 2012.

As discussed in Note 12, "Accounting Methodology Change for Pension and Other Postretirement Benefit Plans", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, Eastman elected to change its method of accounting for actuarial gains and losses for its pension and OPEB plans to a more preferable method permitted under GAAP.  The new method recognizes actuarial gains and losses in the Company's operating results in the year in which the gains and losses occur rather than amortizing them over future periods.  Historically, total pension and OPEB costs have been allocated to each segment.  In conjunction with the change in accounting principle, the service cost, which represents the benefits earned by active employees during the period, and amortization of prior service credits continue to be allocated to each segment.  Interest costs, expected return on assets, and the MTM adjustment for actuarial gains and losses are now included in corporate expense and not allocated to segments.  Management believes this change in expense allocation better reflects the operating results of each business.  The financial information in the following tables for each business segment reflects the retrospective application of this expense allocation change for each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additives & Functional Products Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$406	$262	$144	55%	$948	$822	$126	15%
Volume effect			172	66%			164	20%
Price effect			(26)	(10)%			(34)	(4)%
Exchange rate effect			(2)	(1)%			(4)	(1)%

Operating earnings	86	51	35	69%	215	182	33	18%
Additional costs of acquired Solutia inventories	19	—			19	—
Operating earnings excluding item	105	51	54	106%	234	182	52	29%

Pro forma combined sales	$406	$412	$(6)	(1)%	$1,229	$1,278	$(49)	(4)%
Volume effect			32	8%			1	—%
Price effect			(31)	(8)%			(38)	(3)%
Exchange rate effect			(7)	(1)%			(12)	(1)%

Pro forma combined operating earnings	86	84	2	2%	287	314	(27)	(9)%
Additional costs of acquired Solutia inventories	19	—			19	—
Pro forma combined other operating income	—	—			—	(17)
Pro forma combined operating earnings excluding items	105	84	21	25%	306	297	9	3%

Sales revenue in third quarter and first nine months 2012 compared to third quarter and first nine months 2011 increased primarily due to $135 million in sales volume from the Solutia rubber materials product lines acquired in third quarter 2012 and higher sales volume in the solvents product lines attributed to strengthened coatings demand in the U.S. The higher sales volume in third quarter 2012 was also attributed to competitor manufacturing outages. These increases were partially offset by lower selling prices in response to lower raw material and energy costs, primarily in the solvents product lines and particularly for propane.

Pro forma combined sales revenue in third quarter 2012 compared to third quarter 2011 decreased slightly as higher sales volume was offset by lower selling prices. The higher sales volume was primarily in the solvents product lines attributed to strengthened coatings demand in the U.S. and competitor manufacturing outages. The lower selling prices were in response to lower raw material and energy costs, primarily in the solvents product lines and particularly for propane.

Pro forma combined sales revenue in first nine months 2012 compared to first nine months 2011 decreased primarily due to lower selling prices in response to lower raw material and energy costs in the solvents product lines. The higher sales volume was primarily in the solvents product lines attributed to strengthened coatings demand in the U.S. partially offset by lower sales volume in the rubber additives product lines resulting from the challenging economic environment in Europe.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Operating earnings increased in third quarter 2012 compared to third quarter 2011 primarily due to $12 million from operating earnings of the acquired Solutia rubber materials product lines, which included $19 million of additional costs of acquired Solutia inventories. In addition, the increase was partially due to lower raw material and energy costs more than offsetting lower selling prices by $19 million and higher sales volume of $11 million.

Operating earnings increased in first nine months 2012 compared to first nine months 2011 primarily due to $12 million related to operating earnings of the acquired Solutia rubber materials product lines, including $19 million of additional costs of acquired Solutia inventories in first nine months 2012. In addition, the increase was partially due to lower raw material and energy costs more than offsetting lower selling prices by $19 million and higher sales volume of $11 million.

Pro forma combined operating earnings increased in third quarter 2012 compared to third quarter 2011 primarily due to lower raw material and energy costs more than offsetting lower selling prices by $11 million and higher sales volume of $8 million. Third quarter 2012 operating earnings included $19 million of additional costs of acquired Solutia inventories.

Pro forma combined operating earnings included $19 million of additional costs of acquired Solutia inventories in first nine months 2012 and other operating income of $17 million for a gain from Solutia's divestiture of certain other rubber chemicals in first nine months 2011. Excluding these items, operating earnings increased first nine months 2012 compared to first nine months 2011 primarily due to lower raw material and energy costs partially offset by slightly lower selling prices by approximately $11 million.

Adhesives & Plasticizers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$348	$349	$(1)	—%	$1,094	$1,060	$34	3%
Volume effect			20	6%			49	4%
Price effect			(15)	(4)%			(2)	—%
Exchange rate effect			(6)	(2)%			(13)	(1)%

Operating earnings	73	61	12	20%	211	201	10	5%

Sales revenue in third quarter 2012 compared to third quarter 2011 was relatively unchanged due to higher sales volume in the plasticizers product lines partially offset by lower selling prices.  The higher sales volume was primarily in the non-phthalate plasticizers product lines attributed to continued substitution of Eastman 168TM plasticizers for phthalate plasticizers. The lower selling prices were primarily in response to lower raw material and energy costs.

Sales revenue in first nine months 2012 compared to first nine months 2011 increased primarily due to higher sales volume in the plasticizers product lines attributed to continued substitution of Eastman 168TM plasticizers for phthalate plasticizers.

Operating earnings increased third quarter 2012 compared to third quarter 2011, primarily due to higher sales volume in the plasticizers product lines of $8 million and lower raw material and energy costs more than offsetting lower selling prices by $8 million.

Operating earnings increased first nine months 2012 compared to first nine months 2011, primarily due to higher sales volume in the plasticizers product lines.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

In third quarter 2012, the Company announced a joint venture to build a 50,000 metric ton hydrogenated hydrocarbon resin plant in Nanjing, China.  The venture will be equally owned by Eastman and Sinopec Yangzi Petrochemical Company Limited and is expected to be operational by the end of 2014.

Advanced Materials Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$559	$278	$281	101%	$1,166	$918	$248	27%
Volume effect			287	103%			228	25%
Price effect			(3)	(1)%			25	3%
Exchange rate effect			(3)	(1)%			(5)	(1)%

Operating earnings	18	34	(16)	(47)%	86	111	(25)	(23)%
Additional costs of acquired Solutia inventories	39	—			39	—
Operating earnings excluding item	57	34	23	68%	125	111	14	13%

Pro forma combined sales	559	558	1	—%	1,726	1,764	(38)	(2)%
Volume effect			18	3%			(40)	(2)%
Price effect			(3)	(1)%			30	2%
Exchange rate effect			(14)	(2)%			(28)	(2)%

Pro forma combined operating earnings	18	63	(45)	(71)%	137	214	(77)	(36)%
Additional costs of acquired Solutia inventories	39	—			39	—
Pro forma combined asset impairments and restructuring charges, net	—	—			5	—
Pro forma combined operating earnings excluding items	57	63	(6)	(10)%	181	214	(33)	(15)%

Sales revenue in third quarter 2012 compared to third quarter 2011 increased primarily due to $270 million in sales volume from the Solutia advanced interlayers and performance films product lines acquired in third quarter 2012.

Sales revenue in first nine months 2012 compared to first nine months 2011 increased primarily due to the sales volume from Solutia advanced interlayers and performance films product lines acquired in third quarter 2012, partially offset by lower sales volume in the copolyester product lines in the United States attributed to economic uncertainty and weakened demand.

Pro forma combined sales revenue was relatively unchanged in third quarter 2012 compared to third quarter 2011 primarily due to higher sales volume partially offset by an unfavorable shift in exchange rates.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pro forma combined sales revenue decreased in first nine months 2012 compared to first nine months 2011 primarily due to lower sales volume and an unfavorable shift in exchange rates partially offset by higher selling prices. Lower sales volume was primarily in the advanced interlayers and copolyester product lines in the United States and Europe attributed to economic uncertainty and weakened demand. Higher prices were due to higher sales volume of cellulosic plastics sold into the liquid crystal display ("LCD") markets.

Third quarter 2012 operating earnings decreased compared to third quarter 2011, primarily due to operating losses of $15 million from the acquired Solutia advanced interlayers and performance films product lines, which included $39 million of additional costs of acquired Solutia inventories.

First nine months 2012 operating earnings decreased compared to first nine months 2011, primarily due to operating losses of $15 million from the acquired Solutia advanced interlayers and performance films product lines, which included $39 million of additional costs of acquired Solutia inventories, and lower sales volume.

Pro forma combined operating earnings included $39 million of additional costs of acquired Solutia inventories in third quarter 2012. Excluding these costs, operating earnings decreased in third quarter 2012 compared to third quarter 2011 primarily due to lower sales volume in Europe for the advanced interlayers product lines and lower capacity utilization.

Pro forma combined operating earnings included $39 million of additional costs of acquired Solutia inventories and asset impairments and restructuring charges related to Solutia's Southwall acquisition of $5 million in first nine months 2012. Excluding these items, operating earnings decreased in first nine months 2012 compared to first nine months 2011 primarily due to lower sales volume.

Fibers Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$349	$334	$15	4%	$990	$955	$35	4%
Volume effect			2	—%			(10)	(1)%
Price effect			15	4%			48	5%
Exchange rate effect			(2)	—%			(3)	—%

Operating earnings	98	98	—	—%	295	281	14	5%

Sales revenue increased in third quarter and first nine months 2012 compared to third quarter and first nine months 2011 primarily due to higher selling prices in response to higher raw material and energy costs, particularly for wood pulp.

Operating earnings were unchanged in third quarter 2012 compared to third quarter 2011. Higher selling prices were offset by higher manufacturing costs, including raw material and energy costs.

Operating earnings increased in first nine months 2012 compared to first nine months 2011 primarily due to higher selling prices more than offsetting higher raw material and energy costs.

The 30,000 metric ton acetate tow joint venture manufacturing facility in China is expected to be operational in mid-2013.  Eastman has 45 percent ownership of the joint venture and expects to provide 100 percent of the acetate flake raw material to the joint venture from the Company's manufacturing facility in Kingsport.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Specialty Fluids & Intermediates Segment

	Third Quarter				First Nine Months
			Change				Change
(Dollars in millions)	2012	2011	$	%	2012	2011	$	%

Sales	$592	$589	$3	1%	$1,728	$1,700	$28	2%
Volume effect			92	16%			99	6%
Price effect			(86)	(14)%			(65)	(4)%
Exchange rate effect			(3)	(1)%			(6)	—%

Operating earnings	79	54	25	46%	204	179	25	14%
Additional costs of acquired Solutia inventories	17	—			17	—
Asset impairments and restructuring charges and (gains), net	—	7			—	7
Operating earnings excluding items	96	61	35	57%	221	186	35	19%

Pro forma combined sales	592	657	(65)	(10)%	1,883	1,907	(24)	(1)%
Volume effect			22	3%			35	2%
Price effect			(83)	(12)%			(49)	(3)%
Exchange rate effect			(4)	(1)%			(10)	—%

Pro forma combined operating earnings	79	69	10	14%	249	224	25	11%
Additional costs of acquired Solutia inventories	17	—			17	—
Pro forma combined asset impairments and restructuring charges and (gains), net	—	7			—	7
Pro forma combined operating earnings excluding items	96	76	20	26%	266	231	35	15%

Sales revenue in third quarter 2012 compared to third quarter 2011 increased, primarily due to higher sales volume mostly offset by lower selling prices. The higher sales volume was primarily due to $78 million in sales volume from the Solutia specialty fluids product lines acquired in third quarter 2012. Lower selling prices, primarily for olefin derivative products, were in response to lower raw material and energy costs, particularly for propane and ethane.

Sales revenue in first nine months 2012 compared to first nine months 2011 increased, primarily due to higher sales volume partially offset by lower selling prices. The higher sales volume was primarily due to $78 million in sales volume from the acquired Solutia specialty fluids product lines. Lower selling prices were primarily for olefin derivative product lines in the United States due to lower raw material and energy costs and also attributed to weakened market demand in Asia Pacific.

Pro forma combined sales revenue decreased in third quarter 2012 compared to third quarter 2011 primarily due to lower selling prices partially offset by higher sales volume. Lower selling prices, primarily for olefin derivative products, were in response to lower raw material and energy costs, particularly for propane and ethane. Sales revenue in third quarter 2011 also included $8 million from an acetyl technology license.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Pro forma combined sales revenue decreased in first nine months 2012 compared to first nine months 2011 primarily due to lower selling prices partially offset by higher sales volume. Lower selling prices were primarily for olefin derivative product lines in the United States and attributed to weakened market demand in Asia Pacific, partially offset by higher selling prices for the fluids product lines. Sales revenue in first nine months 2011 also included $8 million from an acetyl technology license.

Operating earnings increased in third quarter 2012 compared to third quarter 2011 primarily due to lower raw material and energy costs and the benefit of producing versus purchasing olefins more than offsetting lower selling prices. Operating earnings in third quarter 2012 also included $2 million of operating earnings from the acquired Solutia specialty fluids product lines, which included $17 million in additional costs of acquired Solutia inventories. Operating earnings in third quarter 2011 included income from an acetyl technology license offset by costs from the unplanned outage of an olefin cracking unit, and $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.
Operating earnings increased in first nine months 2012 compared to first nine months 2011 primarily due to higher earnings for intermediates product lines. Earnings in the United States were $55 million higher primarily due to the benefit of producing versus purchasing olefins. Earnings declined $29 million in Asia Pacific primarily due to lower selling prices attributed to weakened market demand particularly for olefin derivatives and $8 million in Europe attributed to weakened market demand and higher raw material and energy costs. Operating earnings in third quarter 2012 also included $2 million from operating earnings from the acquired Solutia specialty fluids product lines, which included $17 million in additional costs of acquired Solutia inventories. Operating earnings in third quarter 2011 included income from an acetyl technology license offset by costs from the unplanned outage of an olefin cracking unit, and $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.
Pro forma combined operating earnings increased in third quarter 2012 compared to third quarter 2011 primarily due to lower raw material and energy costs and the benefit of producing versus purchasing olefins more than offsetting lower selling prices. Operating earnings in third quarter 2012 included $17 million in additional costs of acquired Solutia inventories. Operating earnings in third quarter 2011 included income from an acetyl technology license offset by costs from the unplanned outage of an olefin cracking unit, and $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.

Pro forma combined operating earnings increased in first nine months 2012 compared to first nine months 2011.  Operating earnings for intermediates product lines were higher in the United States partially offset by lower earnings in Asia Pacific and Europe. Earnings in the United States were $55 million higher primarily due to the benefit of producing versus purchasing olefins. Earnings declined $29 million in Asia Pacific primarily due to lower selling prices attributed to weakened market demand particularly for olefin derivatives and $8 million in Europe attributed to weakened market demand and higher raw material and energy costs. Operating earnings from the specialty fluids product lines increased $18 million primarily driven by higher sales volumes and higher selling prices more than offsetting higher raw material and energy costs. Operating earnings in first nine months 2012 included $17 million of additional costs of acquired Solutia inventories. Operating earnings in first nine months 2011 included income from an acetyl technology license offset by costs from the unplanned outage of an olefin cracking unit, and $7 million in restructuring charges, primarily for severance associated with the acquisition and integration of Sterling.

In third quarter 2012, the Company entered into an agreement to purchase propylene from a planned propane dehydrogenation plant.  Propane dehydrogenation is a low-cost method for the production of propylene from propane.  The agreement is expected to address a major portion of the Company's externally supplied propylene needs once the plant begins operations, which is expected in late 2015.

Other

The Company continues to explore and invest in research and development initiatives at a corporate level that are aligned with macro trends in sustainability, consumerism, and energy efficiency through high performance materials, advanced cellulosics, and environmentally-friendly chemistry.  These initiatives include the commercial introduction of acetylated wood, branded as Perennial Wood™, to select markets in first quarter 2012 and the commercial introduction of the new Eastman Cerfis™ technology.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue and expenses not identifiable to an operating segment are not included in segment operating results for either of the periods presented and are shown as "other" sales revenue and "other" operating earnings (loss) when applicable, including sales revenue of $5 million and $7 million in third quarter and first nine months 2012, respectively, for Perennial Wood™ and the Photovoltaics product line acquired from Solutia, two start-up growth initiatives.  For more information, see Note 19, "Segment Information", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Third quarter and first nine months 2012 operating results included $9 million in asset impairments, primarily related to land retained from the previously discontinued Beaumont, Texas industrial gasification project. First nine months 2011 included a $15 million gain from the sale of the previously impaired methanol and ammonia assets related to the terminated Beaumont, Texas industrial gasification project.  Excluding this gain, the increased losses were primarily due to expenses for the market launch of Perennial Wood™.

Pension expense not allocated to operating segments was $5 million and $10 million in third quarter 2012 and third quarter 2011, respectively.  Pension expense not allocated to operating segments was $18 million and $7 million in first nine months 2012 and first nine months 2011, respectively.  Included in first nine months 2011 was a $15 million MTM gain due to an interim remeasurement of the OPEB plan obligation, triggered by the exit of employees associated with the sale of the PET business.

Also included in third quarter and first nine months 2012 "other" segment operating loss were transaction costs of $15 million and $28 million, respectively, integration costs of $7 million and $9 million, respectively, and restructuring charges for severance of $28 million in both periods related to the acquisition and integration of Solutia.

SUMMARY BY CUSTOMER LOCATION

Sales Revenue

	Third Quarter
(Dollars in millions)	2012	2011	Change	Volume Effect	Price Effect	Exchange Rate Effect
United States and Canada	$1,036	$978	6%	16%	(10)%	—%
Asia Pacific	627	433	45%	47%	(2)%	—%
Europe, Middle East, and Africa	468	323	45%	50%	(1)%	(4)%
Latin America	128	78	63%	75%	(11)%	(1)%
	$2,259	$1,812	25%	32%	(6)%	(1)%

Pro Forma Combined Sales Revenue

	Third Quarter
(Dollars in millions)	2012	2011	Change
United States and Canada	$1,036	$1,115	(7)%
Asia Pacific	627	588	7%
Europe, Middle East, and Africa	468	506	(8)%
Latin America	128	121	6%
	$2,259	$2,330	(3)%

Sales revenue in United States and Canada increased in third quarter 2012 compared to third quarter 2011 primarily due to $134 million of higher sales volume from the acquired Solutia businesses, partially offset by lower sales volume primarily in the Specialty Fluids & Intermediates segment. Pro forma combined sales revenue in the region decreased primarily due to decreased pro forma combined sales revenue in the Specialty Fluids & Intermediates segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Asia Pacific increased in third quarter 2012 compared to third quarter 2011 primarily due to $156 million of higher sales volume from the acquired Solutia businesses and higher sales volume in all segments except the Specialty Fluids & Intermediates segment. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in all segments except the Specialty Fluids & Intermediates segment.

Sales revenue in Europe, Middle East, and Africa increased in third quarter 2012 compared to third quarter 2011 primarily due to $160 million of higher sales volume from the acquired Solutia businesses and an unfavorable shift in the euro to U.S. dollar exchange rate. Pro forma combined sales revenue in the region decreased due to decreased pro forma combined sales revenue in all segments except the Specialty Fluids & Intermediates segment.

Sales revenue in Latin America increased in third quarter 2012 compared to third quarter 2011 primarily due to $39 million of higher sales volume from the acquired Solutia businesses and higher sales volume in the Adhesives & Plasticizers segment due to increased sales volume in the plasticizers product line from the third quarter 2011 acquisition of Scandiflex. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in the Adhesives & Plasticizers segment.

Sales Revenue

	First Nine Months
(Dollars in millions)	2012	2011	Change	Volume Effect	Price Effect	Exchange Rate Effect
United States and Canada	$3,026	$2,900	4%	5%	(1)%	—%
Asia Pacific	1,470	1,264	16%	16%	—%	—%
Europe, Middle East, and Africa	1,143	1,048	9%	10%	2%	(3)%
Latin America	294	243	21%	26%	(4)%	(1)%
	$5,933	$5,455	9%	10%	—%	(1)%

Pro Forma Combined Sales Revenue

	First Nine Months
(Dollars in millions)	2012	2011	Change
United States and Canada	$3,295	$3,314	(1)%
Asia Pacific	1,778	1,733	3%
Europe, Middle East, and Africa	1,506	1,619	(7)%
Latin America	372	359	4%
	$6,951	$7,025	(1)%

Sales revenue in United States and Canada increased in first nine months 2012 compared to first nine months 2011 primarily due to $134 million of higher sales volume from the acquired Solutia businesses and higher sales volumes in all segments except the Advanced Materials and Fibers segments partially offset by lower selling prices particularly in the Specialty Fluids & Intermediates and Additives & Functional Products segments. Pro forma combined sales revenue in the region decreased due to lower pro forma combined sales revenue in the Advanced Materials and Additives & Functional Products segments partially offset by higher pro forma combined sales revenue in the Adhesives & Plasticizers segment.

Sales revenue in Asia Pacific increased in first nine months 2012 compared to first nine months 2011 primarily due to $156 million of higher sales volume from the acquired Solutia businesses and higher sales volume in all segments. Pro forma combined sales revenue in the region increased due to increased pro forma combined sales revenue in all segments except the Additives & Functional Products and Specialty Fluids & Intermediates segments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Sales revenue in Europe, Middle East, and Africa increased in first nine months 2012 compared to first nine months 2011 primarily due to $160 million of higher sales volume from the acquired Solutia businesses and lower sales volume from the economic uncertainty and an unfavorable shift in the euro to U.S. dollar exchange rate. Pro forma combined sales revenue in the region decreased due to decreased pro forma combined sales revenue in all segments except the Specialty Fluids & Intermediates segment.

Sales revenue in Latin America increased in first nine months 2012 compared to first nine months 2011 primarily due to $39 million of higher sales volume from the acquired Solutia businesses and higher sales volume in the Adhesives & Plasticizers segment particularly for an increase in sales volume in the plasticizers product line from the third quarter 2011 acquisition of Scandiflex. Pro forma combined sales revenue in the region increased due to higher pro forma combined sales revenue in the Adhesives & Plasticizers segment partially offset by lower pro forma combined sales revenue in the Specialty Fluids & Intermediates segment.

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

LIQUIDITY, CAPITAL RESOURCES, AND OTHER FINANCIAL INFORMATION

Cash Flows

	First Nine Months
(Dollars in millions)	2012	2011
Net cash provided by (used in)
Operating activities	$688	$273
Investing activities	(2,795)	(16)
Financing activities	1,765	(326)
Effect of exchange rate changes on cash and cash equivalents	2	1
Net change in cash and cash equivalents	(340)	(68)
Cash and cash equivalents at beginning of period	577	516
Cash and cash equivalents at end of period	$237	$448

Cash provided by operating activities increased $415 million in first nine months 2012 compared with first nine months 2011.  The increase was primarily due to a lower increase in working capital requirements, a reduction in federal income tax payments of approximately $130 million, and additional cash generation following the July 2, 2012 acquisition of Solutia.  The increase in accounts receivable was lower in first nine months 2012 due to a lower increase in sales revenue during first nine months of 2012 as compared with first nine months of 2011.  Inventories remained relatively unchanged during first nine months 2012 as compared with an increase in inventories during first nine months 2011 primarily due to higher raw material and energy costs and in preparation for planned manufacturing maintenance in fourth quarter 2011.

Cash used in investing activities increased $2.8 billion in first nine months 2012 compared with first nine months 2011.  The increase was primarily due to the $2.6 billion cash portion of the purchase price for the acquisition of Solutia in first nine months 2012 and $615 million cash from the sale of the PET business in first nine months 2011 partially offset by $200 million in proceeds from the redemption of short-term time deposits in first nine months 2012.  In first nine months 2011, the Company invested $200 million in short-term time deposits having staggered maturities between three and ten months at the investment date.  Cash used for additions to properties and equipment was $297 million in first nine months 2012 and $333 million in first nine months 2011, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cash provided by financing activities increased $2.1 billion in first nine months 2012 compared with cash used in financing activities in first nine months 2011.  The increase was primarily due to borrowings for the acquisition of Solutia and lower share repurchases partially offset by the repayment of debt.  Borrowings included net proceeds of $2.3 billion from notes issued which are presented net of original issue discounts, issuance costs, and the monetization of interest rate swaps.  Borrowings also included $1.2 billion under a five year term loan agreement entered into on February 29, 2012 (the "Term Loan"). Financing fees for the Term Loan and the $2.3 billion unused bridge loan which provided committed funds up to the time of the notes issuance were approximately $26 million.  The payment of dividends, which was $107 million in first nine months 2012 and $100 million in first nine months 2011, is also reflected in financing activities in all periods.

Including the acquired Solutia businesses in the second half of 2012, the Company expects 2012 capital expenditures to be approximately $450 million and U.S. defined benefit pension plan funding of $120 million.  With the acquisition of Solutia completed in July 2012, the priorities for uses of available cash in 2012 are payment of the quarterly cash dividend, repayment of debt, pension funding, and funding targeted growth initiatives.

Liquidity

The Company had cash and cash equivalents and short-term time deposits at September 30, 2012 and December 31, 2011 as follows:

	September 30,	December 31,
(Dollars in millions)	2012	2011
Cash and cash equivalents	$237	$577
Short-term time deposits	—	200
Total cash and cash equivalents and short-term time deposits	$237	$777

On June 5, 2012, the Company issued 2.4% notes due 2017 in the principal amount of $1.0 billion, 3.6% notes due 2022 in the principal amount of $900 million, and 4.8% notes due 2042 in the principal amount of $500 million.  Proceeds from the sale of the notes, net of original issue discounts, issuance costs, and the monetization of interest rate swaps, were $2.3 billion.  In addition, on July 2, 2012, the Company borrowed the entire $1.2 billion available under the Term Loan. Proceeds from these borrowings were used to pay, in part, the cash portion of the Solutia acquisition, repay Solutia debt, and pay acquisition costs.

At September 30, 2012, the Company had repaid $50 million of borrowings under the Term Loan. The Term Loan contains certain customary representations, warranties and covenants, including maintenance of certain financial ratios.  The Company has been in compliance with all such covenants since February 29, 2012, when the Term Loan was entered into.

In addition, at September 30, 2012, the Company had access to the sources of liquidity described below.

The Company has a $750 million revolving credit agreement (the "Credit Facility") expiring December 2016.  Borrowings under the Credit Facility are subject to interest at varying spreads above quoted market rates and a commitment fee is paid on the total unused commitment.  At September 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the Credit Facility.

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

In April 2012, the Company increased the line of credit under its accounts receivable securitization agreement ("A/R Facility") to $250 million from $200 million and extended the maturity date to April 2015.  Borrowings under the A/R Facility are subject to interest rates based on a spread over the lender's borrowing costs, and the Company pays a fee to maintain availability of the A/R Facility.  At September 30, 2012 and December 31, 2011, the Company had no outstanding borrowings under the A/R Facility.  The entire available amount under the A/R Facility was borrowed and then repaid during third quarter 2012. This activity is presented on a net basis within the cash flows from financing activities section of the Statements of Cash Flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Credit Facility and the A/R Facility contain a number of customary covenants and events of default, including the maintenance of certain financial ratios.  The Company was in compliance with all such covenants for all periods presented.  In addition, the entire amount of these facilities was available without violating applicable covenants as of September 30, 2012 and December 31, 2011.

During second quarter, the Company repaid the $146 million of 7% notes that matured in April 2012.

In first nine months 2012, the Company made $87 million in contributions to its U.S. defined benefit pension plans.  Including Solutia pension plans, the Company expects to make total cash contributions of approximately $120 million to its U.S. defined benefit pension plans in 2012, of which approximately $75 million is the minimum required cash contribution under the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended.  In 2011, the Company made $102 million in contributions to its U.S. defined benefit pension plans.  Excess contributions made in 2011 and those anticipated for 2012 are made by management in order to keep the plans' funded status above 80 percent under the funding provisions of the Pension Protection Act to avoid partial benefit restrictions on accelerated forms of payment.  The impact of Federal legislation enacted in July 2012, which reduces required U.S. pension funding by spreading the expected funding requirements for the Company's U.S. pension plans over a longer period of time, is reflected in the reduced minimum required contribution of approximately $75 million noted above.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  An analysis of trends including the aging of accounts receivable and days sales outstanding is performed on a regular basis in order to ensure appropriate adjustments are made to the allowance for doubtful accounts in a timely manner.  No significant variances were identified in the trend analysis performed for third quarter 2012 compared to second quarter 2012.  The Company believes, based on historical results and its regular analysis, the likelihood of write-offs having a material impact on financial results is remote.

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

Capital Expenditures

Capital expenditures were $297 million and $333 million in first nine months 2012 and 2011, respectively.  The expenditures in first nine months 2012 were primarily for organic growth initiatives, particularly in the Specialty Fluids & Intermediates and Advanced Materials segments.  The expenditures in first nine months 2011 were primarily for organic growth initiatives, particularly in the Advanced Materials, Adhesives & Plasticizers and Specialty Fluids & Intermediates segments.  Including the acquired Solutia businesses, the Company expects that 2012 capital spending will be approximately $450 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Environmental Matters

Certain Eastman manufacturing sites generate hazardous and nonhazardous wastes, the treatment, storage, transportation, and disposal of which are regulated by various governmental agencies.  In connection with the cleanup of various hazardous waste sites, the Company, along with many other entities, has been designated a potentially responsible party ("PRP"), by the U.S. Environmental Protection Agency under the Comprehensive Environmental Response, Compensation and Liability Act, which potentially subjects PRPs to joint and several liability for such cleanup costs.  In addition, the Company will be required to incur costs for environmental remediation and closure and postclosure under the federal Resource Conservation and Recovery Act.  Reserves for environmental contingencies have been established in accordance with Eastman's policies described in Note 1, "Significant Accounting Policies", to the consolidated financial statements in Exhibit 99.03 – "Item 8, Form 10-K – Financial Statements and Supplementary Data" of the Form 8-K.  The Company's total reserve for environmental contingencies was $399 million and $39 million at September 30, 2012 and December 31, 2011, respectively.  At September 30, 2012 and December 31, 2011, this reserve included $7 million and $6 million, respectively, related to previously closed and impaired sites, as well as sites that have been divested but for which the Company retains the environmental liability related to these sites. Amounts at September 30, 2012 include environmental contingencies assumed in the acquisition of Solutia on July 2, 2012. See Note 2, "Acquisitions and Investments in Joint Ventures".

Estimated future environmental expenditures for remediation costs ranged from the minimum or best estimate of $370 million to the maximum of $625 million and from the minimum or best estimate of $11 million to the maximum of $29 million at September 30, 2012 and December 31, 2011, respectively.  The maximum estimated future costs are considered to be reasonably possible and are inclusive of the amounts accrued at both September 30, 2012 and December 31, 2011.  Although the resolution of uncertainties related to these environmental matters may have a material adverse effect on the Company's consolidated results of operations in the period recognized, because of expected sharing of costs, the availability of legal defenses, and the Company's preliminary assessment of actions that may be required, management does not believe that the Company's liability for these environmental matters, individually or in the aggregate, will be material to the Company's consolidated financial position or cash flows.

The best estimate accrued to date over the facilities' estimated useful lives for asset retirement obligation costs were $29 million and $28 million at September 30, 2012 and December 31, 2011, respectively.

Reserves for environmental remediation that management believes to be probable and estimable are recorded appropriately as current and long-term liabilities in the Consolidated Statements of Financial Position. These reserves include liabilities expected to be paid out within thirty years. The amounts charged to pre-tax earnings for environmental remediation and related charges are included in cost of goods sold and other income (charges), net and are summarized below:

(Dollars in millions)
Balance at June 30, 2012	$11
Assumed remediation reserve from acquisition of Solutia	366
Net charges taken	1
Cash reductions	(8)
Balance at September 30, 2012	$370

(Dollars in millions)	September 30, 2012	December 31, 2011
Environmental remediation liabilities, current	$35	$—
Environmental remediation liabilities, long-term	364	39
Total	$399	$39

The acquisition of Solutia resulted in a $366 million increase to the Company's reserve for remediation costs and $1 million in additional asset retirement obligation costs. Included in the additional remediation reserve are costs associated with damages to natural resources. The additional environmental remediation reserve includes costs of $149 million and $107 million related to the Anniston, Alabama and the Sauget, Illinois plant sites, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Additionally, costs of certain remediation projects included in the assumed environmental reserve are subject to a cost-sharing arrangement with Monsanto Company ("Monsanto") under the provisions of the Amended and Restated Settlement Agreement effective February 28, 2008 (the "Effective Date") into which Solutia entered into with Monsanto upon its emergence from bankruptcy ("Monsanto Settlement Agreement"). Under the provisions of the Monsanto Settlement Agreement, the Company shares responsibility with Monsanto for remediation at certain locations outside of the boundaries of plant sites in Anniston, Alabama and Sauget, Illinois (the "Shared Sites"). The Company is responsible for the funding of environmental liabilities at the Shared Sites up to a total of $325 million from the Effective Date. If remediation costs for the Shared Sites exceed this amount, such costs will thereafter be shared equally between the Company and Monsanto. Including payments by Solutia prior to its acquisition by Eastman, $43 million had been funded for costs at the Shared Sites as of September 30, 2012. As of September 30, 2012, an additional $231 million has been accrued for estimated future remediation costs at the Shared Sites, over a period of thirty years.

Other Commitments

At September 30, 2012, the Company's obligations under notes and debentures and credit facilities totaled approximately $5.0 billion to be paid over a period of approximately 30 years.  The Company repaid the $146 million of 7% notes that matured in April 2012 and at September 30, 2012 had repaid $50 million of credit facility borrowings.  See Note 7, "Borrowings", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

The Company had various purchase obligations at September 30, 2012 totaling approximately $3.0 billion over a period of approximately 15 years for materials, supplies and energy incident to the ordinary conduct of business.  In second quarter 2012, the Company entered into an agreement to purchase propylene from a planned propane dehydrogenation plant beginning in 2015.  For information regarding the Company's lease commitments, see Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In addition, the Company had other liabilities at September 30, 2012 totaling approximately $2.2 billion primarily related to pension, retiree medical, other post-employment obligations, and environmental reserves.

The obligations described above are summarized in the following table:

(Dollars in millions)	Payments Due for
Period	Notes and Debentures	Credit Facility Borrowings and Other	Interest Payable	Purchase Obligations	Operating Leases	Other Liabilities (a)	Total
2012	$—	$15	$29	$136	$13	$147	$340
2013	—	150	174	630	43	84	1,081
2014	—	210	162	389	29	84	874
2015	250	270	162	400	23	83	1,188
2016	—	330	154	287	20	102	893
2017 and beyond	3,580	180	1,284	1,167	54	1,651	7,916
Total	$3,830	$1,155	$1,965	$3,009	$182	$2,151	$12,292

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Off Balance Sheet and Other Financing Arrangements

If certain operating leases are terminated by the Company, it has guaranteed a portion of the residual value loss, if any, incurred by the lessors in disposing of the related assets.  For information on the Company's residual value guarantees, see Note 10, "Commitments", to the Company's unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In February 2011, the Company's Board of Directors authorized an additional repurchase of up to $300 million of the Company's outstanding common stock at such times, in such amounts, and on such terms, as determined to be in the best interests of the Company.  As of September 30, 2012, a total of 4,757,639 shares of common stock have been repurchased under this authorization for a total amount of approximately $202 million.

The Company did not repurchase any shares of common stock during first nine months 2012.

Dividends

The Company declared cash dividends of $0.26 per share in both third quarter 2012 and 2011 and $0.78 per share and $0.73 per share in first nine months 2012 and 2011, respectively.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company expects less volatile market prices for raw materials and energy throughout 2012, with higher raw material and energy costs through the remainder of the year.

The Company's expected full year tax rate on reported earnings from continuing operations before income tax is approximately 33 percent.

Based upon the foregoing expectations, despite persistent economic uncertainty and seasonally slower fourth quarter, the Company expects full year 2012 earnings per diluted share from continuing operations to be between $5.30 and $5.40 per share, excluding acquisition-related costs and charges, asset impairments and restructuring charges, and mark-to-market pension and OPEB adjustments.

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

•
that the Company's significant additional borrowings used to pay, in part, the cash portion of the acquisition, may constrain the Company's ability to access the credit and capital markets under attractive rates and terms, which may negatively impact the Company's liquidity or ability to pursue certain growth initiatives;

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

Disclosure Controls and Procedures
The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of September 30, 2012, the Company's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company's internal control over financial reporting that occurred during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. On July 2, 2012, the Company acquired Solutia Inc. and continues its integration of the acquired businesses.

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

Certain Solutia Historical Legal and Administrative Proceedings

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

Medicare Reimbursement Litigation.  On December 1, 2009, the Department of Justice ("DOJ"), on behalf of the United States government, filed suit in the United States District Court, Northern District of Alabama (in a case captioned United States of America v. Stricker, et al.), against Solutia, Monsanto, Pharmacia and the attorneys and law firms who represented the plaintiffs in the Abernathy v. Solutia Inc., et al. ("Abernathy") lawsuit arising out of polychlorinated biphenyl ("PCB") contamination in Anniston, Alabama.  The DOJ alleges the defendants failed to reimburse Medicare for medical expenses paid to Abernathy settlement recipients who were Medicare beneficiaries.  The DOJ seeks recovery of these allegedly unpaid reimbursements from the defendants who paid into the Abernathy settlement fund, as well as the plaintiffs' counsel who represented the Medicare recipients and were responsible for the distribution of the settlement funds.

The district court granted the defendants' motions to dismiss on September 30, 2010, finding the DOJ failed to file the action within the applicable statute of limitations.  The DOJ appealed the case to the Eleventh Circuit Court of Appeals, which heard oral argument on the case July 26, 2012, and a decision is expected in late 2012.

Environmental Protection Agency Enforcement Action.  On March 3, 2009, the United States Environmental Protection Agency Region I ("EPA") issued a Notice of Violation, Administrative Order, and Reporting Requirement ("NOV") to Solutia concerning alleged violations of the Clean Air Act arising out of an inspection conducted at Solutia's facility in Springfield, Massachusetts.  Solutia officials have met with the EPA to confer on this NOV and the possibility of settling all of the EPA's alleged claims against Solutia and Ineos Melamines LLC (which owns and now operates one of the manufacturing units involved in the alleged violations).  From these discussions, Eastman has determined it is not reasonably likely that any civil penalty assessed by the EPA will be less than $100,000. While the Company intends to vigorously defend against the allegations in this administrative action, and does not believe the ultimate resolution of such proceeding will have a material adverse effect on its overall financial conditions results of operations or cash flows, this disclosure is made pursuant to Securities and Exchange Commission Regulation S-K, Item 103, Instruction 5.C., which requires disclosure of certain administrative proceedings commenced under environmental laws that involve governmental authorities as parties and potential monetary sanctions of at least $100,000.

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

Eastman Chemical Company

Date:	October 31, 2012	By:	/s/ Curtis E. Espeland
Curtis E. Espeland
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

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

4.09	Form of 5.500% Notes due 2019 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated November 2, 2009)

4.10	Form of 6.30% Notes due 2018 (incorporated herein by reference to Exhibit 4.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)

4.11	Form of 3% Note due 2015 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 10, 2010)

4.12	Form of 4.5% Note due 2021 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated December 10, 2010)

	EXHIBIT INDEX
Exhibit Number	Description	Sequential Page Number

4.13	Form of 2.4% Note due 2017 (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.14	Form of 3.6% Note due 2022 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated June 5, 2012)

4.15	Form of 4.8% Note due 2042 (incorporated herein by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K dated June 5, 2012)

12.01	Statement re: Computation of Ratios of Earnings to Fixed Charges	70

31.01	Rule 13a – 14(a) Certification by James P. Rogers, Chief Executive Officer, for the quarter ended September 30, 2012	71

31.02	Rule 13a – 14(a) Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2012	72

32.01	Section 1350 Certification by James P. Rogers, Chief Executive Officer, for the quarter ended September 30, 2012	73

32.02	Section 1350 Certification by Curtis E. Espeland, Senior Vice President and Chief Financial Officer, for the quarter ended September 30, 2012	74

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document